Form 10-Q
period 2014-06-30
KEMPER Corp
filed 2014-08-07
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
52,671,743 shares of common stock, $0.10 par value, were outstanding as of July 31, 2014.

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
Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating performance, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Revenues:
Earned Premiums	$947.9	$1,022.7	$470.3	$512.8
Net Investment Income	143.7	155.4	72.6	74.6
Other Income	0.3	0.4	0.2	0.2
Net Realized Gains on Sales of Investments	10.1	29.2	3.5	2.3
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(4.9)	(4.7)	(4.1)	(2.3)
Portion of Losses Recognized in Other Comprehensive Income	—	1.8	—	1.3
Net Impairment Losses Recognized in Earnings	(4.9)	(2.9)	(4.1)	(1.0)
Total Revenues	1,097.1	1,204.8	542.5	588.9

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	675.4	703.4	347.5	354.2
Insurance Expenses	313.4	321.4	161.3	163.1
Interest and Other Expenses	45.2	49.0	22.5	25.2
Total Expenses	1,034.0	1,073.8	531.3	542.5
Income from Continuing Operations before Income Taxes	63.1	131.0	11.2	46.4
Income Tax Expense	(18.6)	(39.9)	(1.9)	(13.9)
Income from Continuing Operations	44.5	91.1	9.3	32.5
Income (Loss) from Discontinued Operations	(0.1)	1.3	—	1.5
Net Income	$44.4	$92.4	$9.3	$34.0
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.80	$1.57	$0.17	$0.56
Diluted	$0.80	$1.57	$0.17	$0.56
Net Income Per Unrestricted Share:
Basic	$0.80	$1.59	$0.17	$0.59
Diluted	$0.80	$1.59	$0.17	$0.59
Dividends Paid to Shareholders Per Share	$0.48	$0.48	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net Income	$44.4	$92.4	$9.3	$34.0

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	217.6	(283.0)	97.6	(235.0)
Foreign Currency Translation Adjustments	(0.2)	(0.1)	(0.2)	0.1
Amortization of Unrecognized Postretirement Benefit Costs	3.9	12.1	1.9	6.7
Other Comprehensive Income (Loss) Before Income Taxes	221.3	(271.0)	99.3	(228.2)
Other Comprehensive Income Tax Benefit (Expense)	(78.0)	96.8	(34.9)	80.6
Other Comprehensive Income (Loss)	143.3	(174.2)	64.4	(147.6)
Total Comprehensive Income (Loss)	$187.7	$(81.8)	$73.7	$(113.6)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Jun 30, 2014	Dec 31, 2013
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2014 - $4,294.8; 2013 - $4,370.5)	$4,680.0	$4,575.0
Equity Securities at Fair Value (Cost: 2014 - $541.0; 2013 - $530.0)	646.2	598.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	227.1	245.1
Fair Value Option Investments	40.3	—
Short-term Investments at Cost which Approximates Fair Value	480.1	284.7
Other Investments	448.3	448.0
Total Investments	6,522.0	6,151.3
Cash	61.8	66.5
Receivables from Policyholders	313.5	331.6
Other Receivables	190.5	193.1
Deferred Policy Acquisition Costs	304.8	302.9
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	10.1	31.8
Other Assets	255.3	267.4
Total Assets	$7,969.8	$7,656.4
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,249.0	$3,217.5
Property and Casualty	815.2	843.5
Total Insurance Reserves	4,064.2	4,061.0
Unearned Premiums	571.8	598.9
Liabilities for Income Taxes	53.4	8.3
Debt at Amortized Cost (Fair Value: 2014 - $826.2; 2013 - $667.1)	751.7	606.9
Accrued Expenses and Other Liabilities	390.1	329.8
Total Liabilities	5,831.2	5,604.9
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 53,497,022 Shares Issued and Outstanding at June 30, 2014 and 55,653,437 Shares Issued and Outstanding at December 31, 2013	5.3	5.6
Paid-in Capital	671.3	694.8
Retained Earnings	1,183.4	1,215.8
Accumulated Other Comprehensive Income	278.6	135.3
Total Shareholders’ Equity	2,138.6	2,051.5
Total Liabilities and Shareholders’ Equity	$7,969.8	$7,656.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2014	Jun 30, 2013
Operating Activities:
Net Income	$44.4	$92.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(1.9)	(5.0)
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	3.7	4.2
Equity in Earnings of Equity Method Limited Liability Investments	(4.8)	(12.2)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	12.4	8.0
Appreciation on Fair Value Option Investments	(0.3)	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	7.3	8.6
Net Realized Gains on Sales of Investments	(10.1)	(29.2)
Net Impairment Losses Recognized in Earnings	4.9	2.9
Depreciation of Property and Equipment	8.8	8.6
Decrease in Receivables	28.9	9.0
Increase (Decrease) in Insurance Reserves	2.6	(24.3)
Decrease in Unearned Premiums	(27.1)	(10.6)
Change in Income Taxes	(12.4)	0.8
Increase in Accrued Expenses and Other Liabilities	5.5	4.8
Other, Net	10.7	18.6
Net Cash Provided by Operating Activities	72.6	76.6
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	342.8	465.7
Purchases of Fixed Maturities	(225.7)	(572.2)
Sales of Equity Securities	69.9	50.7
Purchases of Equity Securities	(81.0)	(62.8)
Sales of and Return of Investment of Equity Method Limited Liability Investments	26.4	18.9
Acquisitions of Equity Method Limited Liability Investments	(16.0)	(5.3)
Sales of Fair Value Option Investments	2.9	—
Purchases of Fair Value Option Investments	(42.9)	—
Decrease (Increase) in Short-term Investments	(198.0)	87.3
Improvements of Investment Real Estate	(1.3)	(2.7)
Sales of Investment Real Estate	0.9	3.8
Increase in Other Investments	(2.4)	(3.7)
Acquisition of Software	(5.6)	(9.8)
Disposition of Business, Net of Cash Disposed	8.9	3.8
Other, Net	(4.6)	(5.2)
Net Cash Used by Investing Activities	(125.7)	(31.5)
Financing Activities:
Net Proceeds from Issuance of Subordinated Debentures	144.2	—
Common Stock Repurchases	(70.1)	(45.1)
Dividends and Dividend Equivalents Paid	(26.6)	(27.9)
Cash Exercise of Stock Options	—	0.1
Other, Net	0.9	1.0
Net Cash Provided (Used) by Financing Activities	48.4	(71.9)
Decrease in Cash	(4.7)	(26.8)
Cash, Beginning of Year	66.5	96.3
Cash, End of Period	$61.8	$69.5
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
Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2014 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$332.4	$28.9	$(6.0)	$355.3
States and Political Subdivisions	1,295.3	99.8	(5.9)	1,389.2
Corporate Securities:
Bonds and Notes	2,607.6	281.1	(15.3)	2,873.4
Redeemable Preferred Stocks	6.4	0.7	—	7.1
Collateralized Loan Obligations	49.1	0.6	(0.2)	49.5
Other Mortgage and Asset-backed	4.0	1.5	—	5.5
Investments in Fixed Maturities	$4,294.8	$412.6	$(27.4)	$4,680.0
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2013 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$351.1	$22.8	$(11.7)	$362.2
States and Political Subdivisions	1,327.4	53.8	(20.2)	1,361.0
Corporate Securities:
Bonds and Notes	2,636.4	205.0	(47.7)	2,793.7
Redeemable Preferred Stocks	6.6	0.8	—	7.4
Collateralized Loan Obligations	44.2	0.5	—	44.7
Other Mortgage and Asset-backed	4.8	1.3	(0.1)	6.0
Investments in Fixed Maturities	$4,370.5	$284.2	$(79.7)	$4,575.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2014 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$48.2	$49.1
Due after One Year to Five Years	770.5	824.5
Due after Five Years to Ten Years	1,290.9	1,349.1
Due after Ten Years	1,986.6	2,246.1
Asset-backed Securities Not Due at a Single Maturity Date	198.6	211.2
Investments in Fixed Maturities	$4,294.8	$4,680.0
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2014 consisted of securities issued by the Government National Mortgage Association with a fair value of $145.8 million, securities issued by the Federal National Mortgage Association with a fair value of $10.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.3 million and securities of other non-governmental issuers with a fair value of $55.0 million.
There were no unsettled sales of Investments in Fixed Maturities at June 30, 2014. Other Receivables included unsettled sales of Investments in Fixed Maturities of $2.5 million at December 31, 2013, all of which settled in the following month. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $46.3 million at June 30, 2014, all of which settled in the following month. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2013.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2014 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.4	$5.5	$(0.8)	$90.1
Other Industries	21.1	5.5	(0.1)	26.5
Common Stocks:
Manufacturing	83.4	26.6	(0.2)	109.8
Other Industries	71.8	23.4	(0.7)	94.5
Other Equity Interests:
Exchange Traded Funds	119.0	12.0	(0.1)	130.9
Limited Liability Companies and Limited Partnerships	160.3	36.3	(2.2)	194.4
Investments in Equity Securities	$541.0	$109.3	$(4.1)	$646.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2013 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.4	$2.9	$(2.5)	$85.8
Other Industries	20.1	4.4	(0.1)	24.4
Common Stocks:
Manufacturing	83.4	21.3	(0.1)	104.6
Other Industries	68.8	17.0	(0.9)	84.9
Other Equity Interests:
Exchange Traded Funds	122.0	3.9	(1.0)	124.9
Limited Liability Companies and Limited Partnerships	150.3	25.2	(1.6)	173.9
Investments in Equity Securities	$530.0	$74.7	$(6.2)	$598.5
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2014 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$24.1	$(1.5)	$65.4	$(4.5)	$89.5	$(6.0)
States and Political Subdivisions	31.0	(0.4)	181.0	(5.5)	212.0	(5.9)
Corporate Securities:
Bonds and Notes	104.1	(0.9)	500.6	(14.4)	604.7	(15.3)
Collateralized Loan Obligations	13.1	(0.1)	2.3	(0.1)	15.4	(0.2)
Other Mortgage and Asset-backed	—	—	0.7	—	0.7	—
Total Fixed Maturities	172.3	(2.9)	750.0	(24.5)	922.3	(27.4)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	12.2	(0.8)	12.2	(0.8)
Other Industries	4.3	(0.1)	0.7	—	5.0	(0.1)
Common Stocks:
Manufacturing	10.8	(0.2)	0.3	—	11.1	(0.2)
Other Industries	13.3	(0.7)	—	—	13.3	(0.7)
Other Equity Interests:
Exchange Traded Funds	—	—	14.9	(0.1)	14.9	(0.1)
Limited Liability Companies and Limited Partnerships	50.4	(1.8)	2.8	(0.4)	53.2	(2.2)
Total Equity Securities	78.8	(2.8)	30.9	(1.3)	109.7	(4.1)
Total	$251.1	$(5.7)	$780.9	$(25.8)	$1,032.0	$(31.5)
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2014, were $27.4 million, of which $24.5 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at June 30, 2014 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” Included in the preceding table under the heading “12 Months or Longer” were unrealized losses of $0.3 million related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $23.9 million and below-investment-grade fixed maturity investments comprised $3.5 million of the unrealized losses on investments in fixed maturities at June 30, 2014. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 3% of the amortized cost basis of the investment. At June 30, 2014, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at June 30, 2014 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at June 30, 2014 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at June 30, 2014.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2013 is presented below.

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

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Balance at Beginning of Period	$9.9	$4.6	$10.2	$4.1
Additions for Previously Unrecognized OTTI Credit Losses	2.4	1.0	2.4	0.3
Increases to Previously Recognized OTTI Credit Losses	0.6	—	0.3	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	(1.1)	—	—
Reductions for Investments Sold During Period	—	(0.1)	—	—
Balance at End of Period	$12.9	$4.4	$12.9	$4.4
In the second quarter of 2014, Kemper purchased and sold $42.9 million and $2.9 million, respectively, of investments in certain hedge funds. The Company has elected the fair value option (“FVO”) to account for such investments. Under the FVO method of accounting, the Company reports changes in the fair value of such investments in Net Investment Income in the Condensed Consolidated Statement of Income. The hedge funds are designed to provide higher returns, while preserving liquidity, than Kemper would otherwise expect to earn had it invested in other short-term investments. The fair value of such investments reported as Fair Value Option Investments in the Condensed Consolidated Balance Sheet was $40.3 million at June 30, 2014.
The carrying values of the Company’s Other Investments at June 30, 2014 and December 31, 2013 were:

(Dollars in Millions)	Jun 30, 2014	Dec 31, 2013
Loans to Policyholders at Unpaid Principal	$277.8	$275.4
Real Estate at Depreciated Cost	165.0	167.1
Trading Securities at Fair Value	5.1	5.0
Other	0.4	0.5
Total	$448.3	$448.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2014 and 2013 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$843.5	$970.6
Less Reinsurance Recoverables at Beginning of Year	63.4	66.2
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	780.1	904.4
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	531.2	549.2
Prior Years:
Continuing Operations	(34.2)	(31.1)
Discontinued Operations	(0.1)	(2.3)
Total Incurred Losses and LAE Related to Prior Years	(34.3)	(33.4)
Total Incurred Losses and LAE	496.9	515.8
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	285.2	286.4
Prior Years:
Continuing Operations	233.0	280.6
Discontinued Operations	4.7	7.2
Total Paid Losses and LAE Related to Prior Years	237.7	287.8
Total Paid Losses and LAE	522.9	574.2
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	754.1	846.0
Plus Reinsurance Recoverables at End of Period	61.1	73.0
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$815.2	$919.0
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
For the six months ended June 30, 2014, the Company reduced its property and casualty insurance reserves by $34.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $34.1 million, and commercial lines insurance losses and LAE reserves developed favorably by $0.2 million. Personal automobile insurance losses and LAE reserves developed favorably by $23.5 million, homeowners insurance losses and LAE reserves developed favorably by $8.8 million, and other personal lines losses and LAE reserves developed favorably by $1.8 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent accident years.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves (continued)
For the six months ended June 30, 2013, the Company reduced its property and casualty insurance reserves by $33.4 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $31.1 million, and commercial lines insurance losses and LAE reserves developed favorably by $2.3 million. Personal automobile insurance losses and LAE reserves developed favorably by $15.6 million, homeowners insurance losses and LAE reserves developed favorably by $11.4 million, and other personal lines losses and LAE reserves developed favorably by $4.1 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent accident years. Discontinued operations accounted for all of the commercial lines loss and LAE reserve development.
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
Note 4 - Debt
The amortized cost of debt outstanding at June 30, 2014 and December 31, 2013 was:

(Dollars in Millions)	Jun 30, 2014	Dec 31, 2013
Senior Notes:
6.00% Senior Notes due November 30, 2015	$249.3	$249.0
6.00% Senior Notes due May 15, 2017	358.2	357.9
7.375% Subordinated Debentures due February 27, 2054	144.2	—
Total Debt Outstanding	$751.7	$606.9
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the credit agreement at either June 30, 2014 or December 31, 2013.
United Insurance and Trinity are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. The FHLB memberships provide United Insurance and Trinity with access to additional sources of liquidity. Effective December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. Effective March 18, 2014, United Insurance and the FHLB of Chicago entered into agreements pursuant to which United Insurance may obtain advances from the FHLB of Chicago. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2014 or December 31, 2013.
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054 (the “2054 Subordinated Debentures”). The net proceeds of the issuance were $144.2 million, net of discount and transaction costs, for an effective yield of 7.69%. The 2054 Subordinated Debentures are unsecured and are subordinated and junior to the senior indebtedness of Kemper. Interest on the 2054 Subordinated Debentures is payable quarterly. As long as no event of default has occurred, Kemper may defer interest payments on the 2054 Subordinated Debentures for up to five consecutive years without giving rise to an event of default. During a deferral period, interest will continue to accrue at the stated interest rate compounded quarterly. Kemper is permitted to redeem some or all of the 2054 Subordinated Debentures on or after February 27, 2019, at a redemption price that is equal to their principal amount plus accrued and unpaid interest. Kemper is permitted to redeem the 2054 Subordinated Debentures in whole, but not in part, at any time prior to February 27, 2019, within 90 days of the occurrence of certain tax events or rating agency events, at specified redemption prices.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the six and three months ended June 30, 2014 and 2013 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Notes Payable under Revolving Credit Agreement	$0.4	$0.6	$0.2	$0.3
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	7.7	7.7	3.8	3.8
6.00% Senior Notes due May 15, 2017	11.1	11.1	5.6	5.6
7.375% Subordinated Debentures due February 27, 2054	3.8	—	2.8	—
Mortgage Note Payable	—	0.2	—	0.1
Interest Expense before Capitalization of Interest	23.0	19.6	12.4	9.8
Capitalization of Interest	(0.5)	(0.5)	(0.2)	(0.2)
Total Interest Expense	$22.5	$19.1	$12.2	$9.6
Interest paid, including facility fees, for the six and three months ended June 30, 2014 and 2013 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Notes Payable under Revolving Credit Agreement	$0.3	$0.2	$0.1	$0.2
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	7.5	7.5	7.5	7.5
6.00% Senior Notes due May 15, 2017	10.8	10.8	10.8	10.8
7.375% Subordinated Debentures due February 27, 2054	2.8	—	2.8	—
Mortgage Note Payable	—	0.2	—	0.1
Total Interest Paid	$21.4	$18.7	$21.2	$18.6
Note 5 - Long-term Equity-based Compensation Plans
As of June 30, 2014, there were 8,187,171 common shares available for future grants under Kemper’s long-term equity-based compensation plan, of which 552,450 shares were reserved for future grants based on the performance level attained under the terms of outstanding performance-based restricted stock and performance-based restricted stock unit (“RSU”) awards. Equity-based compensation expense was $4.5 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. Total unamortized compensation expense related to nonvested awards at June 30, 2014 was $7.0 million, which is expected to be recognized over a weighted-average period of 2 years.
Outstanding equity-based compensation awards at December 31, 2013 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, performance-based restricted stock and deferred stock units (“DSUs”). Effective February 4, 2014, the Company began issuing time-based and performance-based RSUs. Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock. Recipients of RSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except for equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended
	Jun 30, 2014			Jun 30, 2013
Range of Valuation Assumptions
Expected Volatility	25.76%	-	44.43%	39.10%	-	48.23%
Risk-free Interest Rate	1.07	-	2.14	0.62	-	1.38
Expected Dividend Yield	2.53	-	2.60	2.83	-	3.00
Weighted-Average Expected Life in Years
Employee Grants	4	-	7	4	-	7
Director Grants	6			6
Tandem Award activity for the six months ended June 30, 2014 is presented below.

	Shares Subject to Award	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	2,543,673	$41.37
Granted	284,000	36.59
Exercised	(26,375)	28.76
Forfeited or Expired	(464,123)	47.88
Outstanding at June 30, 2014	2,337,175	$39.65	4.49	$5.0
Vested and Expected to Vest at June 30, 2014	2,299,770	$39.77	4.43	$4.8
Exercisable at June 30, 2014	1,773,360	$41.57	3.16	$3.2
The weighted-average grant-date fair values of Tandem Awards granted during the six months ended June 30, 2014 and 2013 were $10.46 per option and $10.20 per option, respectively. Total intrinsic value of Tandem Awards exercised was $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. The total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. Cash received from exercises of Tandem Awards was insignificant for each of the six month periods ended June 30, 2014 and 2013.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
Information pertaining to Tandem Awards outstanding at June 30, 2014 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Award	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Tandem Award	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	16,750	$13.55	4.60	16,750	$13.55
15.01	-	20.00	8,000	16.48	4.85	8,000	16.48
20.01	-	25.00	30,750	23.38	5.57	30,750	23.38
25.01	-	30.00	390,250	28.86	7.08	237,062	28.75
30.01	-	35.00	246,250	33.18	8.62	87,623	32.69
35.01	-	40.00	587,500	36.90	6.51	335,500	37.23
40.01	-	45.00	194,902	43.10	0.59	194,902	43.10
45.01	-	50.00	806,005	48.59	1.67	806,005	48.59
50.01	-	55.00	56,768	51.16	0.60	56,768	51.16
10.00	-	55.00	2,337,175	39.65	4.49	1,773,360	41.57
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the six months ended June 30, 2014 was as follows:

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of RSUs	Weighted- Average Grant-Date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	101,627	$31.48	—	$—
Granted	2,000	38.59	41,425	36.58
Vested	—	—	—	—
Forfeited	(15,576)	31.00	(1,200)	36.47
Nonvested Balance at End of Period	88,051	31.72	40,225	36.58

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The grant-date fair values of the performance-based restricted stock and performance-based RSU awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock and nonvested performance-based RSUs for the six months ended June 30, 2014 was as follows:

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
The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of a RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The final payout of these awards will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2014, 2013 and 2012 three-year performance periods was 66,275 common shares, 58,300 common shares and 59,575 common shares, respectively, at June 30, 2014. For the 2011 three-year performance period, the Company exceeded target performance levels with a total payout percentage, including the target payout percentage, of 118%. Accordingly, an additional 9,014 shares of stock were issued to award recipients on February 1, 2014 (the “2011 Additional Shares”).
The total fair value of the shares of restricted stock that vested during the six months ended June 30, 2014 and the 2011 Additional Shares that were issued was $2.4 million and the tax benefits for tax deductions realized from such shares was $0.8 million. The total fair value of the shares of restricted stock that vested during the six months ended June 30, 2013 and the additional shares that were issued in connection with the 2010 performance-based restricted stock awards was $2.6 million and the tax benefits for tax deductions realized from such shares was $0.9 million.
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. DSU awards granted to Non-employee Directors are fully vested on the date of grant. Activity related to DSU awards for the six months ended June 30, 2014 was as follows:

	Number of DSUs	Weighted- Average Grant-Date Fair Value Per DSU
Vested Balance at Beginning of the Year	4,000	$31.50
Granted and Vested	4,000	37.53
Vested Balance at End of Period	8,000	34.52

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended		Three Months Ended
	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
(Dollars in Millions)
Income from Continuing Operations	$44.5	$91.1	$9.3	$32.5
Less Income from Continuing Operations Attributed to Participating Awards	0.2	0.5	—	0.2
Income from Continuing Operations Attributed to Unrestricted Shares	44.3	90.6	9.3	32.3
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$44.3	$90.6	$9.3	$32.3
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	54,989.7	57,824.7	54,666.5	57,519.0
Equity-based Compensation Equivalent Shares	118.4	110.4	106.6	110.4
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	55,108.1	57,935.1	54,773.1	57,629.4
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.80	$1.57	$0.17	$0.56
Diluted Income from Continuing Operations Per Unrestricted Share	$0.80	$1.57	$0.17	$0.56
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2014 and 2013 because the exercise prices for the options exceeded the average market price is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Equity-based Compensation Equivalent Shares	1,395.6	2,228.1	1,541.3	2,178.9
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,395.6	2,228.1	1,541.3	2,178.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$221.3	$(257.7)	$96.9	$(233.8)
Reclassification Adjustment for Amounts Included in Net Income	(3.7)	(25.3)	0.7	(1.2)
Unrealized Holding Gains (Losses)	217.6	(283.0)	97.6	(235.0)
Foreign Currency Translation Adjustments	(0.2)	(0.1)	(0.2)	0.1
Amortization of Unrecognized Postretirement Benefit Costs	3.9	12.1	1.9	6.7
Other Comprehensive Income (Loss) Before Income Taxes	$221.3	$(271.0)	$99.3	$(228.2)
The components of Other Comprehensive Income Tax Benefit (Expense) for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(78.0)	$92.2	$(34.1)	$82.6
Reclassification Adjustment for Amounts Included in Net Income	1.3	8.8	(0.2)	0.4
Unrealized Holding Gains and Losses	(76.7)	101.0	(34.3)	83.0
Foreign Currency Translation Adjustment	0.1	—	0.1	(0.1)
Amortization of Unrecognized Postretirement Benefit Costs	(1.4)	(4.2)	(0.7)	(2.3)
Other Comprehensive Income Tax Benefit (Expense)	$(78.0)	$96.8	$(34.9)	$80.6
The components of Accumulated Other Comprehensive Income (“AOCI”) at June 30, 2014 and December 31, 2013 were:

(Dollars in Millions)	Jun 30, 2014	Dec 31, 2013
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.0	$0.3
Other Net Unrealized Gains on Investments	315.7	175.5
Foreign Currency Translation Adjustments, Net of Income Taxes	0.7	0.8
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(38.8)	(41.3)
Accumulated Other Comprehensive Income	$278.6	$135.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2014 and 2013:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$8.6	$28.2	$3.4	$2.2
Net Impairment Losses Recognized in Earnings	(4.9)	(2.9)	(4.1)	(1.0)
Total Before Income Taxes	3.7	25.3	(0.7)	1.2
Income Tax Expense	(1.3)	(8.8)	0.2	(0.4)
Reclassification from AOCI, Net of Income Taxes	2.4	16.5	(0.5)	0.8
Reclassification of AOCI from Amortization of Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(3.9)	(12.1)	(1.9)	(6.7)
Income Tax Expense	1.4	4.2	0.7	2.3
Reclassification from AOCI, Net of Income Taxes	(2.5)	(7.9)	(1.2)	(4.4)
Total Reclassification from AOCI to Net Income	$(0.1)	$8.6	$(1.7)	$(3.6)
Note 8 - Income Taxes
Current and Deferred Income Tax Assets at June 30, 2014 and December 31, 2013 were:

(Dollars in Millions)	Jun 30, 2014	Dec 31, 2013
Current Income Tax Assets	$10.1	$—
Deferred Income Tax Assets	—	31.8
Current and Deferred Income Tax Assets	$10.1	$31.8
The components of Liabilities for Income Taxes at June 30, 2014 and December 31, 2013 were:

(Dollars in Millions)	Jun 30, 2014	Dec 31, 2013
Current Income Tax Liabilities	$—	$1.5
Deferred Income Tax Liabilities	46.5	—
Unrecognized Tax Benefits	6.9	6.8
Liabilities for Income Taxes	$53.4	$8.3
Income taxes paid were $30.5 million and $39.5 million for the six months ended June 30, 2014 and 2013, respectively.
In July 2014, the Company extended the federal statute of limitations related to its 2007 through 2010 tax years to July 31, 2015. The extension was requested by the Internal Revenue Service to provide them with additional time to prepare the necessary documentation for the Joint Committee of Taxation’s review required by statute. The Company does not anticipate a material modification to the filed returns or the related refunds that have been received.
During the second quarter of 2014, the Illinois Department of Revenue finalized its examinations of the Company’s 2009 and 2010 tax returns with no material change in the Company’s tax liability.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Service Cost Earned	$4.4	$5.4	$2.2	$2.7
Interest Cost on Projected Benefit Obligation	12.4	11.2	6.2	5.7
Expected Return on Plan Assets	(17.5)	(14.9)	(8.8)	(7.5)
Amortization of Accumulated Unrecognized Actuarial Loss	4.8	13.1	2.5	7.2
Total Pension Expense Recognized	$4.1	$14.8	$2.1	$8.1
The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Service Cost on Benefits Earned	$0.1	$0.1	$—	$—
Interest Cost on Projected Benefit Obligation	0.6	0.6	0.3	0.3
Amortization of Accumulated Unrecognized Actuarial Gain	(0.9)	(0.6)	(0.6)	(0.3)
Total Postretirement Benefits Other than Pensions Expense	$(0.2)	$0.1	$(0.3)	$—
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
Earned Premiums by product line for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Property and Casualty:
Personal Lines:
Automobile	$428.3	$490.3	$212.0	$244.6
Homeowners	158.7	162.5	79.0	82.1
Other Personal	64.4	67.7	32.3	34.1
Total Personal Lines	651.4	720.5	323.3	360.8
Commercial Automobile	26.7	25.2	13.6	13.1
Life	194.8	196.5	97.2	98.6
Accident and Health	75.0	80.5	36.2	40.3
Total Earned Premiums	$947.9	$1,022.7	$470.3	$512.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Revenues:
Property & Casualty Insurance:
Earned Premiums	$639.8	$706.0	$317.5	$353.9
Net Investment Income	37.1	46.6	19.5	21.5
Other Income	0.3	0.3	0.2	0.1
Total Property & Casualty Insurance	677.2	752.9	337.2	375.5
Life & Health Insurance:
Earned Premiums	308.1	316.7	152.8	158.9
Net Investment Income	98.2	102.8	48.0	49.8
Other Income	—	0.1	—	0.1
Total Life & Health Insurance	406.3	419.6	200.8	208.8
Total Segment Revenues	1,083.5	1,172.5	538.0	584.3
Net Realized Gains on Sales of Investments	10.1	29.2	3.5	2.3
Net Impairment Losses Recognized in Earnings	(4.9)	(2.9)	(4.1)	(1.0)
Other	8.4	6.0	5.1	3.3
Total Revenues	$1,097.1	$1,204.8	$542.5	$588.9
Segment Operating Profit for the six and three months ended June 30, 2014 and 2013 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Segment Operating Profit (Loss):
Property & Casualty Insurance	$15.0	$65.8	$(4.3)	$25.6
Life & Health Insurance	59.3	63.1	24.7	31.2
Total Segment Operating Profit	74.3	128.9	20.4	56.8
Corporate and Other Operating Loss	(16.4)	(24.2)	(8.6)	(11.7)
Total Operating Profit	57.9	104.7	11.8	45.1
Net Realized Gains on Sales of Investments	10.1	29.2	3.5	2.3
Net Impairment Losses Recognized in Earnings	(4.9)	(2.9)	(4.1)	(1.0)
Income from Continuing Operations before Income Taxes	$63.1	$131.0	$11.2	$46.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Net Operating Income for the six and three months ended June 30, 2014 and 2013 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$13.2	$48.1	$(1.2)	$19.1
Life & Health Insurance	38.0	41.5	15.9	20.3
Total Segment Net Operating Income	51.2	89.6	14.7	39.4
Corporate and Other Net Operating Loss	(10.1)	(15.6)	(5.1)	(7.7)
Consolidated Net Operating Income	41.1	74.0	9.6	31.7
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	6.6	19.0	2.4	1.5
Net Impairment Losses Recognized in Earnings	(3.2)	(1.9)	(2.7)	(0.7)
Income from Continuing Operations	$44.5	$91.1	$9.3	$32.5

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
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2014 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$122.3	$233.0	$—	$355.3
States and Political Subdivisions	—	1,389.2	—	1,389.2
Corporate Securities:
Bonds and Notes	—	2,488.6	384.8	2,873.4
Redeemable Preferred Stocks	—	—	7.1	7.1
Collateralized Loan Obligations	—	—	49.5	49.5
Other Mortgage and Asset-backed	—	1.6	3.9	5.5
Total Investments in Fixed Maturities	122.3	4,112.4	445.3	4,680.0
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	85.0	5.1	90.1
Other Industries	—	10.9	15.6	26.5
Common Stocks:
Manufacturing	100.4	7.8	1.6	109.8
Other Industries	78.1	2.4	14.0	94.5
Other Equity Interests:
Exchange Traded Funds	130.9	—	—	130.9
Limited Liability Companies and Limited Partnerships	—	—	194.4	194.4
Total Investments in Equity Securities	309.4	106.1	230.7	646.2
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships	—	—	40.3	40.3
Other Investments:
Trading Securities	5.1	—	—	5.1
Total	$436.8	$4,218.5	$716.3	$5,371.6
At June 30, 2014, the Company had unfunded commitments to invest an additional $110.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2013 is summarized below.

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
The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers, the Company’s own internal valuations or net asset values provided for Limited Liability Companies and Limited Partnerships and Fair Value Option Investments. These valuations typically employ various valuation techniques, including earnings multiples based on comparable public securities, comparable market yields as well as industry-specific non-earnings based multiples or discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at June 30, 2014.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade	Market Yield	$114.5	0.8%	-	5.5%	3.8%
Non-investment Grade:
Senior Debt	Market Yield	118.6	3.4	-	15.4	8.8
Junior Debt	Market Yield	138.8	5.7	-	25.9	14.7
Collateralized Loan Obligations	Market Yield	49.5	1.9	-	6.9	4.1
Other	Various	23.9
Total Fixed Maturity Investments in Corporate Securities		$445.3

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2014 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Fair Value Option	Total
Balance at Beginning of Period	$364.1	$7.4	$44.7	$4.5	$32.1	$173.9	$—	$626.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(2.3)	—	0.1	0.1	2.3	(0.3)	0.3	0.2
Included in Other Comprehensive Income	5.4	(0.1)	(0.1)	0.1	2.0	10.5	—	17.8
Purchases	85.9	—	4.8	—	2.7	26.3	40.0	159.7
Settlements	(50.8)	(0.2)	—	(0.8)	(2.8)	(13.6)	—	(68.2)
Sales	(16.9)	—	—	—	—	(2.4)	—	(19.3)
Transfers out of Level 3	(0.6)	—	—	—	—	—	—	(0.6)
Balance at End of Period	$384.8	$7.1	$49.5	$3.9	$36.3	$194.4	$40.3	$716.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2014 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Fair Value Option	Total
Balance at Beginning of Period	$379.4	$7.5	$45.0	$3.8	$38.1	$187.3	$—	$661.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(2.4)	—	0.1	—	2.3	(0.5)	0.3	(0.2)
Included in Other Comprehensive Income	2.9	(0.3)	(0.4)	0.1	(1.4)	3.6	—	4.5
Purchases	37.6	—	4.8	—	0.1	14.0	40.0	96.5
Settlements	(26.0)	(0.1)	—	—	(2.8)	(8.3)	—	(37.2)
Sales	(6.7)	—	—	—	—	(1.7)	—	(8.4)
Balance at End of Period	$384.8	$7.1	$49.5	$3.9	$36.3	$194.4	$40.3	$716.3
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the six and three months ended June 30, 2014. The transfers out of Level 3 for the six months ended June 30, 2014 were due to changes in the availability of market observable inputs. There were no transfers into Level 3 for the six months ended June 30, 2014. There were no transfers into or out of Level 3 for the three months ended June 30, 2014.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2013 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$361.0	$4.7	$—	$0.1	$13.3	$141.3	$520.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.9)	(0.4)	0.1	—	(0.1)	(0.2)	(1.5)
Included in Other Comprehensive Income	(8.1)	—	(0.4)	(0.2)	3.1	(0.8)	(6.4)
Purchases	75.6	—	30.1	4.5	0.6	18.0	128.8
Settlements	(73.1)	—	—	(0.1)	—	(11.0)	(84.2)
Sales	—	—	—	—	(0.3)	—	(0.3)
Transfers into Level 3	2.8	—	—	2.4	—	—	5.2
Transfers out of Level 3	(5.8)	—	—	—	—	—	(5.8)
Balance at End of Period	$351.5	$4.3	$29.8	$6.7	$16.6	$147.3	$556.2
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2013 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$343.5	$4.4	$24.4	$6.8	$14.6	$143.9	$537.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.1)	(0.1)	0.1	—	(0.1)	—	(0.2)
Included in Other Comprehensive Income	(4.3)	—	(0.3)	—	1.6	1.5	(1.5)
Purchases	36.9	—	5.6	—	0.5	7.5	50.5
Settlements	(27.3)	—	—	(0.1)	—	(5.6)	(33.0)
Transfers into Level 3	2.8	—	—	—	—	—	2.8
Balance at End of Period	$351.5	$4.3	$29.8	$6.7	$16.6	$147.3	$556.2
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
Legislation has been enacted in Indiana, Iowa, Kentucky, Maryland, Montana, Nevada, New York, North Dakota, Rhode Island and Vermont, with varying effective dates (the “DMF Statutes”), that requires life insurance companies to compare on a regular basis their records for all in-force policies (including those policies issued prior to the effective dates of the legislation) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File”). In contrast, New Mexico and Tennessee have enacted legislation that also requires such comparisons, but exempts life insurance companies, like Kemper’s life insurance subsidiaries (the “Life Companies”), that have not previously utilized a Death Master File, and instead only requires that such companies conduct Death Master File comparisons for life insurance policies issued and delivered in each of those states after the legislation’s effective date. Likewise, Alabama, Georgia and Mississippi have enacted statutes that require such comparisons, but only with respect to policies issued on or after their respective effective dates, without regard to prior Death Master File use.
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court, asking the court to construe the Kentucky DMF Statute to apply only prospectively - i.e., only with respect to those life insurance policies issued in Kentucky on or after the effective date of the Kentucky DMF Statute - consistent with what the Life Companies believe are the requirements of applicable Kentucky statutory law, the Kentucky Constitution and the Contract Clause of the United States Constitution. In April 2013, the trial court denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the statute’s January 1, 2013 effective date. The subject Life Companies believe that the court did not correctly apply governing law and have appealed the trial court’s decision. The Kentucky Court of Appeals has issued a stay of enforcement of the Kentucky DMF Statute against the subject Life Companies’ policies issued prior to the statute’s effective date pending the appeal. Oral arguments were heard in Kemper’s appeal by the Kentucky Court of Appeals on July 22, 2014. A decision by the Kentucky Court of Appeals is expected by the fall of 2014.
In July 2013, certain of the Life Companies filed a declaratory judgment action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only prospectively, i.e., only to policies issued in Maryland after the effective date of the statute, consistent with what the Life Companies believe are the requirements of the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration filed a motion to dismiss the action, contending that the subject Life Companies were required to exhaust their administrative remedies before filing their action in the trial court. In March 2014, the trial court granted the State’s motion. The Life Companies have appealed the trial court’s ruling. A decision by the Maryland Court of Special Appeals is unlikely before the second quarter of 2015. The Maryland appellate courts have declined to stay enforcement of the Maryland DMF Statute pending the appeal, and the Life Companies are complying with the Maryland DMF Statute while they continue to pursue their appeal.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) being conducted by a private audit firm retained by the treasurers/controllers of thirty-eight states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion was continued by the court until November 2014 or until the California Court of Appeals rules on a preliminary injunction order issued in a related case involving an unaffiliated life insurance company, entitled Chiang v. American National Insurance Company (the “ANICO Appeal”), whichever is later. On July 22, 2014, the court granted a motion by the CA Controller to stay the litigation in its entirety, including all discovery, pending a decision in the ANICO Appeal. As described below, the Life Companies have filed a counterclaim in this case against the CA Controller. The court’s decision to stay the Controller’s case against Kemper means that no substantive ruling is

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies (continued)
likely to occur until sometime in 2015. Pending the outcome of this litigation, the Life Companies have not produced any of their in-force policy records to the CA Controller.
The Life Companies are the subject of a multi-state market conduct examination by six state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam was originated in June 2012 as a single-state examination by the Illinois Director of Insurance. Insurance regulators from five additional states -- California, Florida, Pennsylvania, New Hampshire and North Dakota -- joined the examination in May 2013. In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Company had already produced, including their records of all in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint.
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. The declaratory judgment action in California referenced above was filed as a counterclaim to the CA Controller’s complaint, joining the California Insurance Commissioner and the Audit Firm as parties to the counterclaim. The CA Controller has filed a motion to dismiss the Life Companies’ counterclaim, contending that the Life Companies’ request for a declaratory judgment is premature and not ripe for adjudication. A hearing on that motion has been continued until November 2014 or until the Court of Appeals issues its decision in the ANICO Appeal, whichever is later. The Illinois Department of Insurance and its Director (collectively, the “IDOI”) have filed a motion to dismiss the Illinois action on various grounds, including that the Life Companies’ request for a declaratory judgment is premature and that the Life Companies must exhaust administrative remedies before pursuing such relief in the courts. A hearing on that motion was held on May 29, 2014. On July 29, 2014, the court in the Illinois action issued its ruling, which granted in part and denied in part the IDOI’s motion. Specifically, the court denied the IDOI’s motion to dismiss the Life Companies’ claim seeking a declaration that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against the DMF for purposes of identifying deceased insureds, as well as the Life Companies’ associated claim for injunctive relief. The court dismissed with prejudice the other counts in the complaint. The IDOI is now obligated to answer the remaining claims in the Life Companies’ complaint by August 26, 2014. The actions against the insurance regulators in the states of Florida and Pennsylvania are stayed by agreement of the parties pending the outcome of the Illinois action.
The results of the Treasurers’ Audit, Multi-State Exam and the foregoing litigation matters cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that have the effect of changing the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If these state officials are able to apply such new requirements retroactively to the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of their responsibilities under such policies by effectively eliminating contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcomes of the various state initiatives and related litigation could have a significant effect on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and significantly increase their claims handling costs. Due to the complexity and multi-jurisdictional nature of this issue, as well as the indeterminate number of potential outcomes and their uncertain effects on the Life Companies’ business, Kemper cannot reasonably estimate the amount of loss that it would recognize if the Life Companies were subjected to requirements of the types described in this Note on a retroactive basis.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper’s subsidiary, Trinity, had $166.6 million in assets managed by FS&C at June 30, 2014 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity. Investment expenses incurred in connection with such agreement were $0.2 million for each of the six month periods ended June 30, 2014 and 2013.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $159.4 million in assets managed by FS&C at June 30, 2014 under an agreement with FS&C whereby FS&C provides investment management services. Investment expenses incurred in connection with such agreement were $0.2 million for each of the six month periods ended June 30, 2014 and 2013.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $23.4 million for investment in the Dreyfus Appreciation Fund at June 30, 2014, representing 6.5% of the total amount invested in the Company’s defined contribution plans at June 30, 2014.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $44.4 million ($0.80 per unrestricted common share) for the six months ended June 30, 2014, compared to $92.4 million ($1.59 per unrestricted common share) for the same period in 2013. Net Income was $9.3 million ($0.17 per unrestricted common share) for the three months ended June 30, 2014, compared to $34.0 million ($0.59 per unrestricted common share) for the same period in 2013.
Income from Continuing Operations was $44.5 million ($0.80 per unrestricted common share) for the six months ended June 30, 2014, compared to $91.1 million ($1.57 per unrestricted common share) for the same period in 2013. Income from Continuing Operations was $9.3 million ($0.17 per unrestricted common share) for the three months ended June 30, 2014, compared to $32.5 million ($0.56 per unrestricted common share) for the same period in 2013.
A reconciliation of Segment Net Operating Income to Net Income for the six and three months ended June 30, 2014 and 2013 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Increase (Decrease)	Jun 30, 2014	Jun 30, 2013	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$13.2	$48.1	$(34.9)	$(1.2)	$19.1	$(20.3)
Life & Health Insurance	38.0	41.5	(3.5)	15.9	20.3	(4.4)
Total Segment Net Operating Income	51.2	89.6	(38.4)	14.7	39.4	(24.7)
Corporate and Other Net Operating Loss	(10.1)	(15.6)	5.5	(5.1)	(7.7)	2.6
Consolidated Net Operating Income	41.1	74.0	(32.9)	9.6	31.7	(22.1)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	6.6	19.0	(12.4)	2.4	1.5	0.9
Net Impairment Losses Recognized in Earnings	(3.2)	(1.9)	(1.3)	(2.7)	(0.7)	(2.0)
Income from Continuing Operations	44.5	91.1	(46.6)	9.3	32.5	(23.2)
Income (Loss) from Discontinued Operations	(0.1)	1.3	(1.4)	—	1.5	(1.5)
Net Income	$44.4	$92.4	$(48.0)	$9.3	$34.0	$(24.7)
Revenues
Earned Premiums were $947.9 million for the six months ended June 30, 2014, compared to $1,022.7 million for the same period in 2013, a decrease of $74.8 million. Earned Premiums for the six months ended June 30, 2014 decreased by $66.2 million and $8.6 million in the Property & Casualty Insurance and Life & Health Insurance segments, respectively. Earned Premiums were $470.3 million for the three months ended June 30, 2014, compared to $512.8 million for the same period in 2013, a decrease of $42.5 million. Earned Premiums for the three months ended June 30, 2014 decreased by $36.4 million and $6.1 million in the Property & Casualty Insurance and Life & Health Insurance segments, respectively.
Net Investment Income decreased by $11.7 million for the six months ended June 30, 2014, compared to the same period in 2013. Net investment income from Equity Method Limited Liability Investments, Fixed Maturities and Real Estate decreased by $7.4 million, $3.8 million and $1.1 million, respectively, for the six months ended June 30, 2014, compared to the same period in 2013. Net Investment Income decreased by $2.0 million for the three months ended June 30, 2014, compared to the same period in 2013. Net Investment Income from Equity Method Limited Liability Investments and Fixed Maturities decreased by $2.3 million and $1.7 million, respectively, for the three months ended June 30, 2014, compared to the same period in 2013. Dividends on Equity Securities increased $1.8 million for the three months ended June 30, 2014, compared to the same period in 2013.
Net Realized Gains on Sales of Investments were $10.1 million for the six months ended June 30, 2014, compared to $29.2 million for the same period in 2013. Net Realized Gains on Sales of Investments were $3.5 million for the three months ended June 30, 2014, compared to $2.3 million for the same period in 2013. Net Impairment Losses Recognized in Earnings were

$4.9 million for the six months ended June 30, 2014, compared to $2.9 million for the same period in 2013. Net Impairment Losses Recognized in Earnings were $4.1 million for the three months ended June 30, 2014, compared to $1.0 million for the same period in 2013. The Company cannot predict if or when similar investment gains or losses may occur in the future.
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
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the six and three months ended June 30, 2014 and 2013 is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Consolidated Net Operating Income	$41.1	$74.0	$9.6	$31.7
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	6.6	19.0	2.4	1.5
Net Impairment Losses Recognized in Earnings	(3.2)	(1.9)	(2.7)	(0.7)
Income from Continuing Operations	$44.5	$91.1	$9.3	$32.5
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the six and three months ended June 30, 2014 or 2013.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net Premiums Written	$613.0	$694.3	$308.7	$348.9
Earned Premiums:
Personal Automobile	$428.3	$490.3	$212.0	$244.6
Homeowners	158.7	162.5	79.0	82.1
Other Personal	26.1	28.0	12.9	14.1
Total Personal Lines	613.1	680.8	303.9	340.8
Commercial Automobile	26.7	25.2	13.6	13.1
Total Earned Premiums	639.8	706.0	317.5	353.9
Net Investment Income	37.1	46.6	19.5	21.5
Other Income	0.3	0.3	0.2	0.1
Total Revenues	677.2	752.9	337.2	375.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	439.8	497.4	209.4	246.3
Catastrophe Losses and LAE	77.9	34.6	61.9	25.9
Prior Years:
Non-catastrophe Losses and LAE	(27.2)	(24.2)	(14.5)	(12.2)
Catastrophe Losses and LAE	(7.8)	(6.7)	(5.1)	(5.2)
Total Incurred Losses and LAE	482.7	501.1	251.7	254.8
Insurance Expenses	179.5	186.0	89.8	95.1
Operating Profit (Loss)	15.0	65.8	(4.3)	25.6
Income Tax Benefit (Expense)	(1.8)	(17.7)	3.1	(6.5)
Segment Net Operating Income (Loss)	$13.2	$48.1	$(1.2)	$19.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	68.7%	70.4%	66.0%	69.6%
Current Year Catastrophe Losses and LAE Ratio	12.2	4.9	19.5	7.3
Prior Years Non-catastrophe Losses and LAE Ratio	(4.3)	(3.4)	(4.6)	(3.4)
Prior Years Catastrophe Losses and LAE Ratio	(1.2)	(0.9)	(1.6)	(1.5)
Total Incurred Loss and LAE Ratio	75.4	71.0	79.3	72.0
Incurred Expense Ratio	28.1	26.3	28.3	26.9
Combined Ratio	103.5%	97.3%	107.6%	98.9%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	68.7%	70.4%	66.0%	69.6%
Incurred Expense Ratio	28.1	26.3	28.3	26.9
Underlying Combined Ratio	96.8%	96.7%	94.3%	96.5%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	96.8%	96.7%	94.3%	96.5%
Current Year Catastrophe Losses and LAE Ratio	12.2	4.9	19.5	7.3
Prior Years Non-catastrophe Losses and LAE Ratio	(4.3)	(3.4)	(4.6)	(3.4)
Prior Years Catastrophe Losses and LAE Ratio	(1.2)	(0.9)	(1.6)	(1.5)
Combined Ratio as Reported	103.5%	97.3%	107.6%	98.9%

Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2014		Jun 30, 2013
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	15	$21.0	17	$34.6
$5 - $10	3	18.5	—	—
$10 - $15	1	11.8	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	1	26.6	—	—
Total	20	$77.9	17	$34.6
Insurance Reserves

(Dollars in Millions)	Jun 30, 2014	Dec 31, 2013
Insurance Reserves:
Automobile	$545.4	$595.1
Homeowners	128.3	99.9
Other	47.2	47.6
Insurance Reserves	$720.9	$742.6
Insurance Reserves:
Loss Reserves:
Case	$460.8	$471.2
Incurred But Not Reported	162.5	169.0
Total Loss Reserves	623.3	640.2
LAE Reserves	97.6	102.4
Insurance Reserves	$720.9	$742.6
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
Overall
Earned Premiums in the Property & Casualty Insurance segment decreased by $66.2 million for the six months ended June 30, 2014, compared to the same period in 2013. The decrease was driven primarily by personal automobile insurance, which decreased by $62.0 million as lower volume accounted for a decrease of $84.2 million in earned premiums, while higher average premium accounted for an increase of $22.2 million in earned premiums. The run-off of the direct-to-consumer business accounted for approximately 20% of the decrease in earned premiums attributed to lower volume. Earned premiums in homeowners insurance decreased by $3.8 million as lower volume accounted for a decrease of $19.8 million in earned premiums, while higher average premium accounted for an increase of $16.0 million in earned premiums. Earned premiums in commercial automobile insurance increased by $1.5 million as higher volume accounted for an increase of $1.9 million in earned premiums, while lower average premium due to a mix shift toward lower weight class vehicles and lower limit policies accounted for a decrease of $0.4 million in earned premiums. Earned premiums in other personal insurance decreased by $1.9 million as lower volume accounted for a decrease of $2.9 million in earned premiums, while higher average premium accounted for an increase of $1.0 million in earned premiums.
Earned Premiums in the Property & Casualty Insurance segment decreased by $36.4 million for the three months ended June 30, 2014, compared to the same period in 2013. The decrease was driven primarily by personal automobile insurance, which decreased by $32.6 million as lower volume accounted for a decrease of $43.4 million in earned premiums, while higher average premium accounted for an increase of $10.8 million in earned premiums. The run-off of the direct-to-consumer business accounted for approximately 20% of the decrease in earned premiums attributed to lower volume. Earned premiums in homeowners insurance decreased by $3.1 million as lower volume accounted for a decrease of $10.2 million in earned premiums, while higher average premium accounted for an increase of $7.1 million in earned premiums. Earned premiums in commercial automobile insurance increased by $0.5 million as higher volume accounted for an increase of $0.8 million in earned premiums, while lower average premium due to a mix shift toward lower weight class vehicles and lower limit policies accounted for a decrease of $0.3 million in earned premiums. Earned premiums in other personal insurance decreased by $1.2 million as lower volume accounted for a decrease of $1.6 million in earned premiums, while higher average premium accounted for an increase of $0.4 million in earned premiums.
Net Investment Income in the Property & Casualty Insurance segment decreased by $9.5 million for the six months ended June 30, 2014, compared to the same period in 2013, due primarily to lower investment income from Equity Method Limited Liability Investments, lower yields on fixed maturities and equity securities and lower levels of investments resulting from a decline in the scale of the business. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $4.6 million in 2014, compared to $8.1 million in 2013.
Net Investment Income in the Property & Casualty Insurance segment decreased by $2.0 million for the three months ended June 30, 2014, compared to the same period in 2013, due primarily to lower levels of investments resulting from a decline in the scale of the business. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $2.1 million in 2014, compared to $2.3 million in 2013.
The Property & Casualty Insurance segment reported Segment Net Operating Income of $13.2 million for the six months ended June 30, 2014, compared to $48.1 million for the same period in 2013. Segment Net Operating Income decreased by $34.9 million due primarily to higher incurred catastrophe losses and LAE (excluding development), higher insurance expenses as a percentage of earned premiums and lower net investment income, partially offset by lower underlying losses and LAE as a percentage of earned premiums and higher favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 68.7% in 2014, a decrease of 1.7 percentage points compared to 2013, as personal automobile insurance, homeowners insurance and commercial automobile insurance improved, while other personal insurance deteriorated. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $77.9 million in 2014, compared to $34.6 million in 2013. The increase of $43.3 million was due primarily to one catastrophe event that exceeded $25.0 million of losses and LAE and four other catastrophe events that each exceeded $5.0 million of losses and LAE in 2014, compared to no such events in 2013. Favorable loss and LAE reserve development (including catastrophe development) was $35.0 million in 2014, compared to $30.9 million in 2013. Insurance expenses decreased by $6.5 million in 2014, compared to 2013, but increased as a percentage of earned premiums from 26.3% in 2013 to 28.1% in 2014 due primarily to lower earned premiums to absorb fixed costs. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $10.5 million for the six months ended June 30, 2014, compared to $14.7 million for the same period in 2013.
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $1.2 million for the three months ended June 30, 2014, compared to Net Operating Income of $19.1 million for the same period in 2013. Segment net operating results decreased by $20.3 million due primarily to higher incurred catastrophe losses and LAE (excluding development) and higher insurance expenses as a percentage of earned premiums, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 66.0% in 2014, a decrease of 3.6 percentage points compared to 2013, as personal automobile insurance, homeowners insurance and commercial automobile insurance improved, while other personal insurance deteriorated. Catastrophe losses and LAE (excluding development) were $61.9 million in 2014, compared to $25.9 million in 2013. The increase of $36.0 million was due primarily to four catastrophes exceeding $5.0 million of losses and LAE in 2014, compared to none in 2013. Favorable loss and LAE reserve development (including catastrophe development) was $19.6 million in 2014, compared to $17.4 million in 2013. Insurance expenses decreased by $5.3 million in 2014 compared to 2013, but increased as a percentage of earned premiums from 26.9% in 2013 to 28.3% in 2014 due primarily to lower earned premiums to absorb fixed costs. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.0 million for the three months ended June 30, 2014, compared to $6.4 million for the same period in 2013.

Analysis of Losses and LAE by Product
Personal automobile insurance incurred losses and LAE were $303.4 million, or 70.8% of personal automobile insurance earned premiums, for the six months ended June 30, 2014, compared to $362.0 million, or 73.8% of personal automobile insurance earned premiums, for the same period in 2013. Personal automobile insurance incurred losses and LAE as a percentage of personal automobile earned premiums decreased due to a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of personal automobile insurance earned premium, partially offset by higher incurred catastrophe losses and LAE (excluding development). Favorable loss and LAE reserve development was $23.5 million in 2014, compared to $15.6 million in 2013. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 73.8% in 2014, compared to 75.5% in 2013. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums improved by 1.7 percentage points due primarily to the impact of rate actions taken by the Company on average premium, lower frequency of claims across most liability coverages and lower severity of bodily injury losses, partially offset by higher frequency of property damage and collision claims and higher severity of physical damage losses. Catastrophe losses and LAE (excluding development) were $10.7 million in 2014, compared to $6.7 million in 2013.
Personal automobile insurance incurred losses and LAE were $150.9 million, or 71.2% of personal automobile insurance earned premiums, for the three months ended June 30, 2014, compared to $179.4 million, or 73.3% of personal automobile insurance earned premiums, for the same period in 2013. Personal automobile insurance incurred losses and LAE as a percentage of personal automobile insurance earned premiums decreased due to lower underlying losses and LAE as a percentage of personal automobile insurance earned premiums and a higher level of favorable loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding development). Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 72.2% in 2014, compared to 75.2% in 2013. Underlying loss and LAE as a percentage of personal automobile insurance earned premiums improved by 3.0 percentage points due primarily to the impact of rate actions taken by the Company on average premium, lower severity of losses on bodily injury and property damage coverages and lower frequency of claims across most coverages, particularly collision, partially offset by higher severity of losses on physical damage claims. Favorable loss and LAE reserve development was $12.0 million in 2014, compared to $8.8 million in 2013. Catastrophe losses and LAE (excluding development) were $9.8 million in 2014, compared to $4.2 million in 2013.
Homeowners insurance incurred losses and LAE were $142.9 million, or 90.0% of homeowners insurance earned premiums, for the six months ended June 30, 2014, compared to $107.7 million, or 66.3% of homeowners insurance earned premiums, for the same period in 2013. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums increased due to higher incurred catastrophe losses and LAE (excluding development) and, to a lesser extent, a lower level of favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of homeowners insurance earned premiums. Catastrophe losses and LAE (excluding development) were $64.7 million in 2014, compared to $27.2 million in 2013. Favorable loss and LAE reserve development was $8.8 million in 2014, compared to $11.4 million in 2013. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 54.7% in 2014, compared to 56.6% in 2013. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased by 1.9 percentage points due primarily to the impact of rate actions taken by the Company on average premium and lower severity of losses, partially offset by higher frequency of claims.
Homeowners insurance incurred losses and LAE were $82.3 million, or 104.2% of homeowners insurance earned premiums, for the three months ended June 30, 2014, compared to $59.1 million, or 72.0% of homeowners insurance earned premiums, for the same period in 2013. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums increased due to higher incurred catastrophe losses and LAE (excluding development), partially offset by lower underlying losses and LAE as a percentage of homeowners insurance earned premiums and a higher level of favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $50.4 million in 2014, compared to $21.2 million in 2013. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 48.0% in 2014, compared to 52.5% in 2013. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased by 4.5 percentage points due primarily to the impact of rate actions taken by the Company on average premium and lower severity of losses, partially offset by higher frequency of claims. Favorable loss and LAE reserve development was $6.0 million in 2014, compared to $5.2 million in 2013.
Commercial automobile insurance incurred losses and LAE were $22.7 million, or 85.0% of commercial automobile insurance earned premiums, for the six months ended June 30, 2014, compared to $22.3 million, or 88.5% of commercial automobile insurance earned premiums, for the same period in 2013. Commercial automobile insurance incurred losses and LAE as a percentage of commercial automobile earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of commercial automobile insurance earned premiums and a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 85.0%

in 2014, compared to 88.1% in 2013. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums decreased by 3.1 percentage points due primarily to lower severity of bodily injury losses, partially offset by lower average earned premium due to a mix shift to lower weight class vehicles and lower limit policies. Favorable loss and LAE reserve development was $0.1 million in 2014, compared to no development in 2013.
Commercial automobile insurance incurred losses and LAE were $12.1 million, or 89.0% of commercial automobile insurance earned premiums, for the three months ended June 30, 2014, compared to $12.2 million, or 93.1% of commercial automobile insurance earned premiums, for the same period in 2013. Commercial automobile insurance incurred losses and LAE as a percentage of commercial automobile earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of commercial automobile insurance earned premiums, partially offset by an adverse impact from the change in the level of loss and LAE reserve development. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 85.4% in 2014, compared to 97.6% in 2013. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums decreased by 12.2 percentage points due primarily to lower severity of bodily injury losses. Adverse loss and LAE reserve development was $0.4 million in 2014, compared to favorable loss and LAE reserve development of $0.7 million in 2013.
Other personal insurance incurred losses and LAE were $13.7 million, or 52.5% of other personal insurance earned premiums, for the six months ended June 30, 2014, compared to $9.1 million, or 32.5% of other personal insurance earned premiums, for the same period in 2013. Other personal insurance incurred losses and LAE as a percentage of other personal insurance earned premiums increased due primarily to higher underlying losses and LAE as a percentage of other personal insurance earned premiums, higher catastrophe losses and LAE (excluding development) and a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of other personal insurance earned premiums were 53.2% in 2014, compared to 44.3% in 2013. Underlying losses and LAE as a percentage of other personal insurance earned premiums increased by 8.9 percentage points due primarily to higher severity of losses across most coverages. Catastrophe losses and LAE (excluding development) were $2.4 million in 2014, compared to $0.6 million in 2013. Favorable loss and LAE reserve development was $2.6 million in 2014, compared to $3.9 million in 2013.
Other personal insurance incurred losses and LAE were $6.4 million, or 49.6% of other personal insurance earned premiums, for the three months ended June 30, 2014, compared to $4.1 million, or 29.1% of other personal insurance earned premiums, for the same period in 2013. Other personal insurance incurred losses and LAE as a percentage of other personal insurance earned premiums increased due to higher catastrophe losses and LAE (excluding development), higher underlying losses and LAE as a percentage of other personal insurance earned premiums and a lower level of favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $1.6 million in 2014, compared to $0.4 million in 2013. Underlying losses and LAE as a percentage of other personal insurance earned premiums were 52.8% in 2014, compared to 45.5% in 2013. Underlying losses and LAE as a percentage of other personal insurance earned premiums increased by 7.3 percentage points due primarily to higher severity of umbrella insurance losses. Favorable loss and LAE reserve development was $2.0 million in 2014, compared to $2.7 million in 2013.
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

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Earned Premiums:
Life	$194.8	$196.5	$97.2	$98.6
Accident and Health	75.0	80.5	36.2	40.3
Property	38.3	39.7	19.4	20.0
Total Earned Premiums	308.1	316.7	152.8	158.9
Net Investment Income	98.2	102.8	48.0	49.8
Other Income	—	0.1	—	0.1
Total Revenues	406.3	419.6	200.8	208.8
Policyholders’ Benefits and Incurred Losses and LAE	192.8	202.3	95.8	99.4
Insurance Expenses	154.2	154.2	80.3	78.2
Operating Profit	59.3	63.1	24.7	31.2
Income Tax Expense	(21.3)	(21.6)	(8.8)	(10.9)
Segment Net Operating Income	$38.0	$41.5	$15.9	$20.3
Insurance Reserves

(Dollars in Millions)	Jun 30, 2014	Dec 31, 2013
Insurance Reserves:
Future Policyholder Benefits	$3,189.5	$3,157.7
Incurred Losses and LAE Reserves:
Life	39.4	37.6
Accident and Health	20.1	22.2
Property	5.3	5.3
Total Incurred Losses and LAE Reserves	64.8	65.1
Insurance Reserves	$3,254.3	$3,222.8
Earned Premiums in the Life & Health Insurance segment decreased by $8.6 million and $6.1 million for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013. Earned premiums on life insurance decreased by $1.7 million for the six months ended June 30, 2014, compared to the same period in 2013, as a decrease of $6.2 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was offset by an increase of $4.5 million from life insurance products offered by Reserve National Insurance Company (“Reserve National”). In 2013, Reserve National began expanding its distribution channels. Earned premiums on life insurance decreased by $1.4 million for the three months ended June 30, 2014, compared to the same period in 2013, as a decrease of $3.2 million from life insurance products offered by KHSC was offset by an increase of $1.8 million from life insurance products offered by Reserve National. Earned premiums on accident and health insurance decreased by $5.5 million and $4.1 million for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to lower volume of insurance resulting from the run-off of certain health insurance products, partially offset by higher volume of supplemental health insurance products. Earned premiums on property insurance decreased by $1.4 million and $0.6 million for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to lower volume of insurance.
Net Investment Income decreased by $4.6 million for the six months ended June 30, 2014, compared to the same period in 2013, due primarily to lower investment income from Equity Method Limited Liability Investments, lower investment income from real estate investments and lower book yields on fixed maturities, partially offset by a higher level of investments in fixed maturities. Net investment loss from Equity Method Limited Liability Investments was $0.4 million for the six months ended June 30, 2014, compared to net investment income of $3.4 million for the same period in 2013. Net investment income from real estate investments for the six months ended June 30, 2013 included income from the early termination of one tenant’s lease.

Net Investment Income decreased by $1.8 million for the three months ended June 30, 2014, compared to the same period in 2013, due primarily to lower investment income from Equity Method Limited Liability Investments and lower levels of equity securities, partially offset by higher returns on equity securities. Net investment loss from Equity Method Limited Liability Investments was $1.1 million for the three months ended June 30, 2014, compared to net investment income of $1.1 million for the same period in 2013.
Operating Profit in the Life & Health Insurance segment was $59.3 million before taxes for the six months ended June 30, 2014, compared to $63.1 million for the same period in 2013. Policyholders’ Benefits and Incurred Losses and LAE decreased by $9.5 million in 2014 due primarily to lower incurred accident and health insurance losses, lower underlying losses on property insurance, lower catastrophe losses and LAE and lower policyholders’ benefits on life insurance, partially offset by an unfavorable impact of property insurance reserve development. Incurred accident and health insurance losses were $41.6 million, or 55.5% of accident and health insurance earned premiums, in 2014, compared to $47.9 million, or 59.5% of accident and health insurance earned premiums, in 2013. Incurred losses and LAE on property insurance were $14.4 million, or 37.6% of property insurance earned premiums, in 2014, compared to $17.0 million, or 42.8% of property insurance earned premiums, in 2013. Underlying losses and LAE on property insurance were $11.9 million, or 31.1% of property insurance earned premiums, in 2014, compared to $13.7 million, or 34.5% of property insurance earned premiums, in 2013 and decreased due primarily to lower severity of insurance losses. Catastrophe losses and LAE (excluding development) were $1.7 million in 2014, compared to $3.5 million in 2013. Unfavorable loss and LAE reserve development was $0.8 million in 2014, compared to favorable loss and LAE reserve development of $0.2 million in 2013. Policyholders’ benefits on life insurance were $136.8 million in 2014, compared to $137.4 million in 2013, a decrease of $0.6 million. Policyholders’ benefits on life insurance decreased due primarily to lower death claims and a lower provision for future policyholders’ benefits related to insurance policies issued by KHSC, partially offset by the higher volume of insurance from policies issued by Reserve National. Insurance Expenses in the Life & Health Insurance segment were $154.2 million in each of the six month periods ended June 30, 2014 and 2013 as lower non-deferrable career agent incentive compensation and lower service commissions in 2014 were primarily offset by higher start-up expenses and commissions resulting from the expansion of Reserve National’s distribution channels. Segment Net Operating Income in the Life & Health Insurance segment was $38.0 million for the six months ended June 30, 2014, compared to $41.5 million in 2013.
Operating Profit in the Life & Health Insurance segment was $24.7 million before taxes for the three months ended June 30, 2014, compared to $31.2 million for the same period in 2013. Policyholders’ Benefits and Incurred Losses and LAE decreased by $3.6 million in 2014 due primarily to lower incurred accident and health insurance losses and lower underlying losses on property insurance, partially offset by higher policyholders’ benefits on life insurance and an unfavorable impact of property insurance reserve development. Incurred accident and health insurance losses were $19.5 million, or 53.9% of accident and health insurance earned premiums, in 2014, compared to $25.2 million, or 62.5% of accident and health insurance earned premiums, in 2013. Incurred losses and LAE on property insurance were $7.6 million, or 39.2% of property insurance earned premiums, in 2014, compared to $7.4 million, or 37.0% of property insurance earned premiums, in 2013. Underlying losses and LAE on property insurance were $5.6 million, or 28.9% of property insurance earned premiums, in 2014, compared to $6.3 million, or 31.5% of property insurance earned premiums, in 2013 and decreased due primarily to lower severity of insurance losses. Catastrophe losses and LAE (excluding development) were $1.4 million in 2014, compared to $1.1 million in 2013. Unfavorable loss and LAE reserve development was $0.6 million in 2014, compared to no significant loss and LAE reserve development in 2013. Policyholders’ benefits on life insurance were $68.7 million in 2014, compared to $66.8 million in 2013, an increase of $1.9 million. Policyholders’ benefits on life insurance increased due primarily to higher volume of insurance from policies issued by Reserve National. Insurance Expenses in the Life & Health Insurance segment increased by $2.1 million in 2014, compared to 2013, due primarily to higher legal costs and higher commissions resulting from the expansion of Reserve National’s distribution channels, partially offset by lower non-deferrable career agent incentive compensation and lower service commissions. Segment Net Operating Income in the Life & Health Insurance segment was $15.9 million for the three months ended June 30, 2014, compared to $20.3 million in 2013.
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

Investment Results
Investment Income
Net Investment Income for the six and three months ended June 30, 2014 and 2013 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Investment Income:
Interest and Dividends on Fixed Maturities	$113.9	$117.7	$56.9	$58.6
Dividends on Equity Securities	18.1	17.8	10.8	9.0
Short-term Investments	0.4	—	0.2	—
Loans to Policyholders	10.1	9.7	5.0	4.8
Real Estate	6.1	14.0	2.9	6.6
Equity Method Limited Liability Investments	4.8	12.2	1.3	3.6
Fair Value Option Investments	0.3	—	0.3	—
Total Investment Income	153.7	171.4	77.4	82.6
Investment Expenses:
Real Estate	5.5	12.3	2.7	6.0
Other Investment Expenses	4.5	3.7	2.1	2.0
Total Investment Expenses	10.0	16.0	4.8	8.0
Net Investment Income	$143.7	$155.4	$72.6	$74.6
Net Investment Income was $143.7 million and $155.4 million for the six months ended June 30, 2014 and 2013, respectively. Net Investment Income decreased by $11.7 million in 2014 due primarily to lower net investment income from Equity Method Limited Liability Investments, lower Interest and Dividends on Fixed Maturities and lower net investment income from real estate. Investment income from Equity Method Limited Liability Investments decreased by $7.4 million due to lower investment returns. Interest and Dividends on Fixed Maturities decreased by $3.8 million in 2014 due primarily to lower yields and, to a lesser extent, lower levels of investments. Net investment income from real estate decreased by $1.1 million in 2014. Net investment income from real estate in 2013 included income from the early termination of one tenant’s lease in 2013.
Net Investment Income was $72.6 million and $74.6 million for the three months ended June 30, 2014 and 2013, respectively. Net Investment Income decreased by $2.0 million in 2014 due primarily to lower investment income from Equity Method Limited Liability Investments and lower Interest and Dividends on Fixed Maturities, partially offset by higher Dividends on Equity Securities. Investment income from Equity Method Limited Liability Investments decreased by $2.3 million due to lower investment returns. Interest and Dividends on Fixed Maturities decreased by $1.7 million in 2014 due primarily to lower levels of investments. Dividends on Equity Securities increased by $1.8 million due primarily to higher distributions from investments in limited liability companies and limited partnerships classified as Other Equity Interests and higher levels of investments.

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Fixed Maturities:
Gains on Sales	$4.8	$27.1	$0.4	$1.4
Equity Securities:
Gains on Sales	3.8	1.2	3.0	0.8
Losses on Sales	—	(0.1)	—	—
Equity Method Limited Liability Investments:
Gains on Sales	—	0.2	—	0.2
Real Estate:
Gains on Sales	—	0.6	—	—
Losses on Sales	(0.2)	—	—	—
Other:
Gain on Sale of Subsidiary	1.6	—	—	—
Gains on Sales	—	0.1	—	—
Losses on Sales	(0.1)	(0.1)	(0.1)	(0.1)
Net Gains on Trading Securities	0.2	0.2	0.2	—
Net Realized Gains on Sales of Investments	$10.1	$29.2	$3.5	$2.3

Gross Gains on Sales	$10.2	$29.2	$3.4	$2.4
Gross Losses on Sales	(0.3)	(0.2)	(0.1)	(0.1)
Net Gains on Trading Securities	0.2	0.2	0.2	—
Net Realized Gains on Sales of Investments	$10.1	$29.2	$3.5	$2.3
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
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2014		Jun 30, 2013		Jun 30, 2014		Jun 30, 2013
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(3.4)	16	$(2.2)	4	$(3.1)	16	$(0.5)	3
Equity Securities	(1.5)	11	(0.7)	4	(1.0)	8	(0.5)	3
Net Impairment Losses Recognized in Earnings	$(4.9)	27	$(2.9)	8	$(4.1)	24	$(1.0)	6

Investment Results (continued)
Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Condensed Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in the Condensed Consolidated Statements of Comprehensive Income (Loss). The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2014 and 2013 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$4.8	$27.1	$0.4	$1.4
Net Impairment Losses Recognized in Earnings	(3.4)	(2.2)	(3.1)	(0.5)
Total Recognized in Condensed Consolidated Statements of Income	1.4	24.9	(2.7)	0.9
Recognized in Other Comprehensive Gains (Losses)	180.7	(291.7)	78.4	(229.2)
Total Comprehensive Investment Gains (Losses) on Fixed Maturities	182.1	(266.8)	75.7	(228.3)
Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	3.8	1.2	3.0	0.8
Losses on Sales	—	(0.1)	—	—
Net Impairment Losses Recognized in Earnings	(1.5)	(0.7)	(1.0)	(0.5)
Total Recognized in Condensed Consolidated Statements of Income	2.3	0.4	2.0	0.3
Recognized in Other Comprehensive Gains (Losses)	36.7	8.6	19.0	(5.7)
Total Comprehensive Investment Gains (Losses) on Equity Securities	39.0	9.0	21.0	(5.4)
Equity Method Limited Liability Investments:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	—	0.2	—	0.2
Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	—	0.6	—	—
Losses on Sales	(0.2)	—	—	—
Total Recognized in Condensed Consolidated Statements of Income	(0.2)	0.6	—	—
Other:
Recognized in Condensed Consolidated Statements of Income:
Gain on Sale of Subsidiary	1.6	—	—	—
Gains on Sales	—	0.1	—	—
Losses on Sales	(0.1)	(0.1)	(0.1)	(0.1)
Net Gains on Trading Securities	0.2	0.2	0.2	—
Total Recognized in Condensed Consolidated Statements of Income	1.7	0.2	0.1	(0.1)
Total Comprehensive Investment Gains (Losses)	$222.6	$(256.8)	$96.8	$(233.6)
Recognized in Condensed Consolidated Statements of Income	$5.2	$26.3	$(0.6)	$1.3
Recognized in Other Comprehensive Income (Loss)	217.4	(283.1)	97.4	(234.9)
Total Comprehensive Investment Gains (Losses)	$222.6	$(256.8)	$96.8	$(233.6)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2014, 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2014 and December 31, 2013:

		Jun 30, 2014		Dec 31, 2013
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,189.5	68.2%	$3,128.1	68.4%
2	BBB	1,144.7	24.5	1,119.9	24.5
3-4	BB, B	173.6	3.7	144.6	3.1
5-6	CCC or Lower	172.2	3.6	182.4	4.0
Total Investments in Fixed Maturities		$4,680.0	100.0%	$4,575.0	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $3.5 million and $5.5 million at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2014 and December 31, 2013:

	Jun 30, 2014		Dec 31, 2013
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$355.3	5.4%	$362.2	5.9%
States and Political Subdivisions:
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	84.7	1.3	162.6	2.6
States	630.6	9.7	629.1	10.2
Political Subdivisions	140.6	2.2	128.1	2.1
Revenue Bonds	533.3	8.2	441.2	7.2
Total Investments in Governmental Fixed Maturities	$1,744.5	26.8%	$1,723.2	28.0%
The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds and U.S. Treasuries. At June 30, 2014, the Company had $191.1 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government, $188.2 million invested in money market funds which primarily invest in U.S. Treasury securities and $56.3 million of U.S. Treasury bills. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2014 and December 31, 2013:

	Jun 30, 2014		Dec 31, 2013
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,213.8	18.6%	$1,196.9	19.5%
Finance, Insurance and Real Estate	784.7	12.0	767.9	12.5
Transportation, Communication and Utilities	326.0	5.0	306.7	5.0
Services	287.6	4.4	277.5	4.5
Mining	149.9	2.3	143.1	2.3
Retail Trade	86.9	1.3	75.6	1.2
Wholesale Trade	63.7	1.0	60.7	1.0
Agriculture, Forestry and Fishing	18.4	0.3	18.8	0.3
Other	4.5	0.1	4.6	0.1
Total Investments in Non-governmental Fixed Maturities	$2,935.5	45.0%	$2,851.8	46.4%
Seventy-eight companies comprised more than 75% of the Company’s fixed maturity exposure to the Manufacturing industry at June 30, 2014, with the largest single exposure, Merck & Co., comprising 2.6%, or $31.5 million, of the Company’s fixed maturity exposure to such industry. Thirty-nine companies comprised more than 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at June 30, 2014, with the largest single exposure, Wells Fargo & Company, comprising 4.5%, or $35.4 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities, pre-refunded municipal bonds and Short-term Investments, at June 30, 2014:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$94.0	1.4%
Ohio	78.8	1.2
Florida	62.5	1.0
Georgia	62.3	1.0
Colorado	58.2	0.9
Michigan	57.5	0.9
Arkansas	52.5	0.8
Louisiana	51.7	0.8
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	69.5	1.1
Vintage Fund IV, LP	52.6	0.8
Total	$639.6	9.9%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2014 and December 31, 2013 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Jun 30, 2014	Jun 30, 2014	Dec 31, 2013
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$111.8	$126.1
Mezzanine Debt	17.6	44.9	46.0
Secondary Transactions	17.7	53.3	54.0
Senior Debt	1.2	7.5	7.5
Growth Equity	—	5.4	7.8
Leveraged Buyout	0.2	4.2	3.7
Total Equity Method Limited Liability Investments	36.7	227.1	245.1
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	64.5	67.3	63.8
Distressed Debt	4.1	17.2	14.4
Senior Debt	23.2	18.0	15.0
Secondary Transactions	14.1	14.4	13.7
Hedge Fund	—	12.6	12.5
Leveraged Buyout	2.8	10.0	9.9
Real Estate	—	7.2	6.3
Other	1.6	47.7	38.3
Total Reported as Other Equity Interests at Fair Value	110.3	194.4	173.9
Reported as Fair Value Option Investments:
Hedge Fund	—	40.3	—
Total Investments in Limited Liability Companies and Limited Partnerships	$147.0	$461.8	$419.0
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.
Interest and Other Expenses
Interest and Other Expenses was $45.2 million for the six months ended June 30, 2014, compared to $49.0 million for the same period in 2013. Interest and Other Expenses decreased by $3.8 million in 2014 due primarily to lower postretirement benefit costs, partially offset by higher interest expense and higher compensation expense.
Interest and Other Expenses was $22.5 million for the three months ended June 30, 2014, compared to $25.2 million for the same period in 2013. Interest and Other Expenses decreased by $2.7 million in 2014 due primarily to lower postretirement benefit costs, partially offset by higher interest expense.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $12.5 million and $6.2 million for the six and three months ended June 30, 2014, respectively, compared to $16.2 million and $6.8 million, respectively, for the same periods in 2013.

Recently Issued Accounting Pronouncements
All recently issued accounting pronouncements with effective dates prior to July 1, 2014 have been adopted by the Company. There were no adoptions in the six months ended June 30, 2014 that had a material impact on the Condensed Consolidated Financial Statements. Refer to Note 2 in the Notes to the Consolidated Financial Statements in Kemper’s 2013 Annual Report for additional discussion of recently adopted accounting pronouncements. All other recently issued accounting pronouncements with effective dates after June 30, 2014 are not expected to have a material impact on the Company.
Liquidity and Capital Resources
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings at June 30, 2014 under the credit agreement.
In December 2013, United Insurance and Trinity became members of the FHLB of Chicago and Dallas, respectively. The FHLB memberships provide United Insurance and Trinity with access to additional sources of liquidity and consequently reduce the need for such liquidity at the parent company level. Effective December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. On March 18, 2014, United Insurance and the FHLB of Chicago entered into agreements pursuant to which United Insurance may obtain advances from the FHLB of Chicago. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2014 or December 31, 2013.
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054. Kemper issued the 2054 Subordinated Debentures for proceeds of $144.2 million, net of transaction costs, for an effective yield of 7.69%. See Note 4, “Debt”, to the Condensed Consolidated Financial Statements. The Company intends to use the net proceeds from the sale of the debentures for working capital and other general corporate purposes, which may include retirement of a portion of the Company’s existing debt on or before its scheduled maturity date.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Trinity, one of Kemper’s insurance subsidiaries, paid dividends of $100.0 million to Kemper during the first six months of 2014. Kemper estimates that its insurance subsidiaries would be able to pay an additional $117.0 million in dividends to Kemper during the remainder of 2014 without prior regulatory approval, of which Kemper estimates the insurance subsidiaries will pay at least $79 million.
On February 2, 2011, the Board of Directors approved a common stock repurchase program (the “2011 Repurchase Program”). Under the 2011 Repurchase Program, Kemper was authorized to repurchase up to $300 million worth of its common stock. During the first six months of 2014, Kemper repurchased 2.1 million shares of its common stock at an aggregate cost of $76.6 million in open market transactions under the 2011 Repurchase Program. In July 2014, Kemper repurchased an additional 0.8 million shares of its common stock at an aggregate cost of $29.9 million in open market transactions, substantially completing the 2011 Repurchase Program. On August 6, 2014, the Board of Directors terminated the Company’s remaining authorization under the 2011 Repurchase Program and approved a new repurchase program under which Kemper is authorized to repurchase up to $300 million worth of its common stock.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in both the first and second quarters of 2014. Dividends and dividend equivalents paid were $26.6 million for the six months ended June 30, 2014.
Kemper directly held cash and investments totaling $302.7 million at June 30, 2014, compared to $156.7 million at December 31, 2013. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
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
Net Cash Provided by Operating Activities was $72.6 million for the six months ended June 30, 2014, compared to $76.6 million for the same period in 2013.
Net Cash Provided by Financing Activities increased by $120.3 million for the six months ended June 30, 2014, compared to the same period in 2013, due primarily to net proceeds of $144.2 million related to the issuance of the 2054 Subordinated Debentures. Kemper used $70.1 million of cash during the first six months of 2014 to repurchase shares of its common stock, compared to $45.1 million of cash used to repurchase shares of its common stock in the same period of 2013. Kemper used $26.6 million of cash to pay dividends for the six months ended June 30, 2014, compared to $27.9 million of cash used to pay dividends in the same period of 2013. The quarterly dividend rate was $0.24 per common share for the first and second quarters of 2014 and each quarter of 2013.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities increased by $94.2 million for the six months ended June 30, 2014, compared to the same period of 2013. Net cash used by acquisitions of short-term investments was $198.0 million for the six months ended June 30, 2014, compared to net cash of $87.3 million provided by dispositions of short-term investments for the same period in 2013. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $117.1 million for the six months ended June 30, 2014. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $106.5 million for the same period in 2013. Purchases of Equity Securities exceeded Sales of Equity Securities by $11.1 million for the six months ended June 30, 2014, compared to $12.1 million for the same period in 2013. Purchases of Fair Value Option Investments exceeded Sales of Fair Value Option Investments by $40.0 million for the six months ended June 30, 2014. There were no purchases or sales of Fair Value Option Investments for the same period in 2013.
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
Quantitative Information About Market Risk
Financial instruments subject to material market risk disclosures required by the SEC were reported on the following lines of the Company’s Condensed Consolidated Balance Sheets:

1)	Investments in Fixed Maturities;

2)	Investments in Equity Securities;

3)	Fair Value Option Investments; and

4)	Debt.
Investments in Fixed Maturities and Debt are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively. The Company’s Fair Value Option Investments include hedge funds that are subject to material equity price risk.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2014 and December 31, 2013 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2014 and December 31, 2013. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2014 and December 31, 2013. All other variables were held constant.
The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2014 and December 31, 2013, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the common stock portfolio’s weighted-average beta of 0.94 at both June 30, 2014 and December 31, 2013. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2014 and December 31, 2013, respectively, and weighted on the fair value of such securities at June 30, 2014 and December 31, 2013, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at June 30, 2014 and December 31, 2013. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.21 at June 30, 2014, which was calculated for each hedge fund in the portfolio and weighted on the fair value of the hedge funds.

Quantitative Information About Market Risk (continued)
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2014
Assets:
Investments in Fixed Maturities	$4,680.0	$(315.4)	$—	$(315.4)
Investments in Equity Securities	646.2	(9.7)	(147.7)	(157.4)
Fair Value Option Investments	40.3	—	(2.5)	(2.5)
Liabilities:
Debt	826.2	25.7	—	25.7
December 31, 2013
Assets:
Investments in Fixed Maturities	$4,575.0	$(300.0)	$—	$(300.0)
Investments in Equity Securities	598.5	(13.0)	(119.7)	(132.7)
Liabilities:
Debt	667.1	17.4	—	17.4
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
Qualitative Information About Market Risk
Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk - price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. The Company’s primary market risk exposures are to changes in interest rates and equity prices.
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
As a result of these audits and examinations, a number of large life insurance companies have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds to the states under state unclaimed property laws. Based on published reports, at least thirteen life insurance companies have entered into settlement agreements with state insurance regulators and eighteen with Treasurers. Under the terms of these agreements, the settling insurance companies typically have agreed to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File” or “DMF”). The settlements typically apply to policies that were in force at any time since January 1, 1992. In conducting these data comparisons against a Death Master File, the insurers are required to use complex matching criteria which in many cases result in ambiguous or “fuzzy” matches. In such cases, the insurer must either accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found, or assume a costly and administratively burdensome process of disproving any such ambiguous matches which may, in some cases, necessitate a review of older records that are not in electronic form. All settlements to date with insurance regulators have involved payment of monetary penalties (involving amounts ranging from about $1.9 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted to the Treasurers dating from the date of death of the insured (rather than from a more recent date linked to the insurer’s first awareness of death) and extending as far back as January 1, 1995. As hereafter described, Kemper’s life insurance subsidiaries (the “Life Companies”) have thus far resisted attempts by certain state officials and their agents to mandate changes to the Life Companies’ claims handling and escheatment practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to require such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Council of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted by states as proposed, would require life insurance companies to compare their in-force life insurance policy records against a Death Master File for the purpose of proactively identifying potentially deceased insureds for whom the subject life insurance company has not yet received a claim, including due proof of death. Ten states have enacted legislation of this type, with varying effective dates (the “DMF Statutes”). Such statutes, if construed to apply to life insurance policies in force on the statute’s effective date, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the remittance of such benefits to the states under their unclaimed property laws. In contrast, New Mexico and Tennessee have enacted a version of the model legislation that applies only prospectively to life insurance companies, like Kemper’s Life Companies, that have not previously used a Death Master File. Similarly, Georgia, Mississippi and Alabama have enacted statutes that apply only to policies issued on or after January 1, 2015, July 1, 2015 and January 1, 2016, respectively, without regard to prior Death Master File use. Various forms of DMF legislation remain pending in three states whose 2014 legislatures are still in session and Kemper believes that it is likely that a number of other states will introduce (or re-introduce) legislation of this sort in future legislative sessions. Kemper cannot presently predict whether any of such pending or future legislation will be enacted or, if enacted, exactly what form such legislation will take.
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court challenging the validity of the Kentucky DMF Statute on statutory and constitutional grounds, insofar as it purports to impose new requirements with respect to existing, previously issued life insurance policies. The trial court in that case denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the Kentucky DMF Statute’s January 1, 2013 effective date. The case is on appeal by the subject Life Companies. The Kentucky Court of Appeals has issued a stay of enforcement, preventing the Kentucky DMF Statute from being applied to the subject Life Companies’ life insurance policies issued prior to the Statute’s effective date, pending appeal. Oral arguments were heard in Kemper’s appeal by the Kentucky Court of Appeals on July 22, 2014. A decision by the Court of Appeals is expected by the fall of 2014.
In July 2013, certain of the Life Companies filed a declaratory judgment action, similar to the Kentucky proceeding, in Maryland state court challenging the validity of the Maryland DMF Statute on constitutional and common law grounds, insofar as it purports to impose new requirements on life insurance policies issued prior to the Statute’s October 1, 2013 effective date. The Maryland Insurance Administration filed a motion to dismiss the action on jurisdictional grounds, contending that the Life Companies failed to first exhaust their administrative remedies. In March 2014, the trial court granted the State’s motion. The Life Companies have appealed the trial court’s ruling to the Maryland Court of Special Appeals. A decision by the Maryland Court of Special Appeals is unlikely before the second quarter of 2015. The Maryland appellate courts have declined to stay enforcement of the Maryland DMF Statute pending the appeal and the Life Companies are complying with the Maryland DMF Statute while they continue to pursue their appeal.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of thirty-eight states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion was continued until November 2014 or until the California Court of Appeals rules on a preliminary injunction order issued in a related case involving an unaffiliated life insurance company, entitled Chiang v. American National Insurance Company (the “ANICO Appeal”), whichever is later. The Life Companies have filed a counterclaim in this case against the CA Controller, seeking a declaration that there is no obligation under California’s unclaimed property law to perform a Death Master File comparison and that the Audit Firm cannot obtain the Life Companies’ records for the purpose of performing such a comparison. The CA Controller has filed a motion to dismiss the counterclaim, contending that the Life Companies’ request for a declaratory judgment of their rights and obligations under California’s unclaimed property law is premature and not ripe for adjudication. A hearing on that motion has also been continued by the court until November 2014 or until the Court of Appeals issues its decision in the ANICO Appeal, whichever is later. On July 22, 2014, the court granted a motion by the CA Controller to stay the litigation in its entirety, including all discovery, pending a decision by the Court of Appeals in the ANICO Appeal. The court’s decision to stay the Controller’s case against Kemper means that no substantive ruling is likely to occur until sometime in 2015. Pending the outcome of this litigation, the Life Companies have not produced any of their in-force policy records to the CA Controller.
The Life Companies are the subject of a multi-state market conduct examination by six state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including all of the subject Life Companies’ records of in-force policies and other information of the type requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint.
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in four states participating in the Multi-State Exam (Illinois, California, Pennsylvania and Florida), asking the courts in those states to declare that applicable insurance laws do not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have legal authority to (i) obtain life insurers’ policy records for the purpose of comparing data from those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. The Illinois Department of Insurance and its Director (collectively, the “IDOI”) have filed a motion to dismiss, contending that the Life Companies’ request for a declaratory judgment of their rights and obligations under the Illinois Insurance Code is premature and not ripe for adjudication and that the Life Companies must exhaust administrative remedies before requesting such a declaratory judgment. A hearing on the Illinois Department of Insurance’s motion was held on May 29, 2014.On July 29, 2014, the court issued its ruling, which granted in part and denied in part the IDOI’s motion. Specifically, the court denied the IDOI’s motion to dismiss the Life Companies’ claim seeking a declaration that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against the DMF for purposes of identifying deceased insureds, as well as the Life Companies’ associated claim for injunctive relief. The court dismissed with prejudice the other counts in the complaint. The IDOI is now obligated to answer the remaining claims in the complaint by August 26, 2014. The Life Companies’ actions against regulators in Pennsylvania and Florida are stayed by agreement of the parties pending the outcome of the Illinois action. The action against regulators in California, which was filed as part of a counterclaim in the CA Controller litigation, is stayed as described above.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended June 30, 2014 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
April 1 - April 30	69,600	$38.54	69,600	$100.5
May 1 - May 31	794,455	$34.90	794,455	$72.8
June 1 - June 30	1,046,254	$36.21	1,046,254	$34.9
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million, excluding commissions to brokers, of Kemper’s common stock. On August 6, 2014, the Board of Directors terminated the Company’s remaining authorization under the 2011 Repurchase Program and approved a new repurchase program under which Kemper is authorized to repurchase up to $300 million worth of its common stock. See MD&A, “Liquidity and Capital Resources”.
Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	August 7, 2014	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2014	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2014	/S/ RICHARD ROESKE
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

E-1