Form 10-K
period 2014-12-31
KEMPER Corp
filed 2015-02-12
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-18298
Kemper Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 661-4600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	New York Stock Exchange
7.375% Subordinated Debentures due 2054	New York Stock Exchange
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.95 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 51,874,886 shares of common stock outstanding as of February 10, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2015 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2014 Annual Report on Form 10-K (the “2014 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements, which speak only as of the date of this 2014 Annual Report. Kemper bases these statements on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed below under Item 1A., “Risk Factors,” in this 2014 Annual Report.
Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate

•
Developments in, and outcomes of, initiatives by state officials that could result in significant changes to unclaimed property laws, or significant changes to the interpretations of existing laws, and significant changes in claims handling practices with respect to life insurance policies, especially to the extent that such initiatives result in retroactive application of new requirements to existing life insurance policy contracts;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•
Governmental actions, including, but not limited to, implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”), the Risk Management and Own Risk and Solvency Assessment Model Act (“RMORSA”) and other new laws, regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Uncertainties related to regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Uncertainties related to regulatory approval of dividends from insurance subsidiaries, acquisitions of businesses and similar matters;
Factors relating to insurance claims and related reserves in the Company’s insurance businesses

•
The incidence, frequency and severity of catastrophes occurring in any particular reporting period or geographic area, including natural disasters, pandemics and terrorist attacks or other man-made events;

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

•
The level of success and costs incurred in realizing economies of scale, implementing significant business consolidations, reorganizations and technology initiatives and integrating acquired businesses;

•	Absolute and relative performance of the Company’s products or services;

•
Heightened competition, including, with respect to pricing, entry of new competitors and alternate distribution channels, introduction of new technologies, the emergence of telematics, refinements of existing products and the development of new products by new and existing competitors;

Factors relating to the business environment in which Kemper and its subsidiaries operate

•
Changes in general economic conditions, including, but not limited to, performance of financial markets, interest rates, inflation, unemployment rates and fluctuating values of particular investments held by the Company;

•	Absolute and relative performance of investments held by the Company;

•	Changes in industry trends and significant industry developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•	The impact of required participation in windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces; and

•	Increased costs and risks related to information technology and data security, including, but not limited to, identity theft and the prevention of, or occurrence of, disruption of services.
Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”).
Kemper cannot provide any assurances that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2014 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products to individuals and businesses. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, and as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.
(a) GENERAL DEVELOPMENT OF BUSINESS
Issuance of Subordinated Debt
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
Kemper Common Stock Repurchases
On August 6, 2014, the Board of Directors approved a new common stock repurchase program (the “2014 Repurchase Program”) under which Kemper is authorized to repurchase up to $300 million of its common stock and terminated Kemper’s remaining authorization under a repurchase program previously approved on February 2, 2011 (the “2011 Repurchase Program”).
Agreement to Acquire Alliance United Group
On December 10, 2014, Kemper entered into a definitive agreement to acquire Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company (“AUIC”) and Alliance United Insurance Services (“AUIS”), in a cash transaction valued at approximately $70 million. Kemper expects to close the transaction in the first half of 2015, subject to approvals by insurance regulators and the satisfaction of other customary closing conditions. Following the closing of the transaction, Kemper plans to contribute approximately $75 million of capital to support AUIC’s book of business. AUIC is amongst the top writers of nonstandard personal automobile insurance in California and had more than $300 million of direct written premiums in 2014.
(b) BUSINESS SEGMENT FINANCIAL DATA
Financial information about Kemper’s business segments for the years ended December 31, 2014, 2013 and 2012 is contained in the following sections of this 2014 Annual Report and is incorporated herein by reference: (i) Note 17, “Business Segments,” to the Consolidated Financial Statements and (ii) MD&A.
(c) DESCRIPTION OF BUSINESS
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products to individuals and businesses. The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance. The Company’s operations are conducted solely in the United States.
Kemper’s subsidiaries employ approximately 5,350 full-time associates supporting their operations, of which approximately 1,450 are employed in the Property & Casualty Insurance segment, approximately 3,500 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.

Property and Casualty Insurance Business
General
The Property & Casualty Insurance segment mostly distributes its products through independent agents and brokers who are paid commissions for their services. The Property & Casualty Insurance segment’s products are also distributed through employer-sponsored voluntary benefit programs and other affinity relationships. The Property & Casualty Insurance segment’s direct-to-consumer operations were placed into run-off in 2012 and accounted for approximately 8% of the Property & Casualty Insurance segment’s earned premiums in 2014. The Property & Casualty Insurance segment provides automobile, homeowners, renters, fire, umbrella and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses. In addition, the Life & Health Insurance segment’s career agents also sell contents coverage for personal property to its customers.
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
Earned premiums from automobile insurance accounted for 48%, 50% and 52% of the Company’s consolidated insurance premiums earned in 2014, 2013 and 2012, respectively. Revenues from automobile insurance accounted for 43%, 44% and 47% of Kemper’s consolidated revenues from continuing operations in 2014, 2013 and 2012, respectively. Automobile insurance products include personal automobile insurance, ranging from preferred and standard risk to nonstandard risks, and commercial automobile insurance. Nonstandard personal automobile insurance policyholders tend to have difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Homeowners insurance accounted for 17%, 16% and 15% of the Company’s consolidated insurance premiums earned in 2014, 2013 and 2012, respectively. Homeowners insurance accounted for 15%, 14% and 14% of the Company’s consolidated revenues from continuing operations in 2014, 2013 and 2012, respectively.
The Property & Casualty Insurance segment is headquartered in Chicago, Illinois, and conducts business in 47 states and the District of Columbia. The segment’s insurance products are offered by approximately 15,300 independent insurance agents and brokers. As shown in the following table, five states provided 62% of the segment’s premium revenues in 2014.

State	Percentage of Total Premiums
California	22%
Texas	14
New York	14
North Carolina	8
Washington	4

Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS	2014	2013
Business Segments:
Property & Casualty Insurance	$651.1	$742.6
Life & Health Insurance	4.5	5.3
Total Business Segments	655.6	747.9
Discontinued Operations	70.2	83.0
Unallocated Reserves	8.1	12.6
Total Property and Casualty Insurance Reserves	$733.9	$843.5
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $28.4 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2014. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 53 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Development of property and casualty insurance losses and LAE from prior accident years for each of the Company’s continuing business segments and discontinued operations in 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2014	2013	2012
Continuing Operations:
Property & Casualty Insurance	$54.4	$58.0	$24.9
Life & Health Insurance	(0.9)	1.8	0.3
Total Favorable Development from Continuing Operations, Net	53.5	59.8	25.2
Discontinued Operations	3.6	4.8	6.3
Total Favorable Development, Net	$57.1	$64.6	$31.5
See MD&A, “Loss and LAE Reserve Development,” “Property & Casualty Insurance,” and “Life & Health Insurance,” for the impact of development on the results reported by the Company’s business segments. Also see MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 53 for additional information about the Company’s reserving practices.
See Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2014 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition, the availability of reinsurance and the ratings of Kemper and its insurance subsidiaries” for a discussion of catastrophe risk. See Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of risks insured in certain regions and reinsurance. To limit its exposures to catastrophic events, the Company maintains a primary catastrophe reinsurance program for the Property & Casualty Insurance segment. Coverage for the primary catastrophe reinsurance program is provided in various layers. The Property & Casualty Insurance segment and the Life & Health Insurance segment also purchase reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance program.
Effective January 1, 2015, the Property & Casualty Insurance segment’s primary catastrophe reinsurance program provides coverage over the three-year period of January 1, 2015 through December 31, 2017. Coverage provided under the program for the first year (January 1, 2015 to December 31, 2015) is provided in various layers as presented below.

	Catastrophe Losses and LAE		Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	350.0	95.0
Under the reinsurance contract, the participation of each reinsurer, decreases by one-third in the second year and another one-third in the third year. Accordingly, the percentage of coverage in the second and third years is 63.3% and 31.7%, respectively, and, to maintain the same percentage of coverage as provided in the first year, the Property & Casualty Insurance segment will need to purchase additional reinsurance for the second and third years. The estimated aggregate annual premium in 2015 for the program presented in the preceding table is $14.5 million for the Property & Casualty Insurance segment’s catastrophe reinsurance program. Premiums due to the reinsurers will decrease proportionately with the decline in their respective participations in the second and third years. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
The coverage presented in the preceding table differs from the coverage provided in 2014, 2013 and 2012. See Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the primary catastrophe reinsurance programs for the Property & Casualty Insurance segment for 2014, 2013 and 2012.
Prior to 2013, companies operating in the Life & Health Insurance segment participated in a catastrophe reinsurance program separate and apart from the catastrophe reinsurance programs covering the Property & Casualty Insurance segment. Over the last several years, the Life & Health Insurance segment has been reducing its exposure to catastrophic events through the intentional run-off of its dwelling insurance business. Accordingly, the Life & Health Insurance segment did not renew its catastrophe reinsurance program for 2013. See Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Life & Health Insurance segment’s participation in the Company’s catastrophe reinsurance programs for 2012.
In addition to the catastrophe loss exposures caused by natural events described above, Kemper’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature, occurrence and severity of which in any period cannot be accurately predicted. The companies have reinsurance coverage to address certain exposures to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act and the coverage for non-certified events is available in the catastrophe reinsurance program for Kemper’s Property & Casualty Insurance segment. However, certain perils, such as biological, chemical, nuclear pollution or contamination, are excluded from the reinsurance coverage for non-certified events.
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
For further discussion of the reinsurance programs, see Note 19, “Catastrophe Reinsurance,” and Note 20, “Other Reinsurance,” to the Consolidated Financial Statements.
Pricing
Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which could reduce underwriting margins. See MD&A under the caption “Property & Casualty Insurance.”
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2013, there were 1,266 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 10% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and admitted assets in 2013. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 24th largest writer as measured by net written premiums in 2013.

Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	121	90%
Net Written Premiums	64	94
Capital and Surplus	125	90
In 2013, the property and casualty insurance industry’s estimated net premiums written were $487 billion, of which nearly 60% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2013 premium volume.
The property and casualty insurance industry is highly competitive, particularly with respect to personal automobile insurance. Kemper’s property and casualty insurance companies compete on the basis of, among other measures, (i) using suitable pricing segmentation, (ii) maintaining underwriting discipline, (iii) offering products in selected markets or geographies, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining adequate ratings from A.M. Best and other ratings agencies and (vii) providing quality services to independent agents and policyholders. See Item 1A., “Risk Factors,” under the caption “The insurance industry is highly competitive.”
Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services.
Earned premiums from life insurance accounted for 21%, 19% and 19% of the Company’s consolidated insurance premiums earned in 2014, 2013 and 2012, respectively. Revenues from life insurance accounted for 27%, 24% and 24% of the Company’s consolidated revenues from continuing operations in 2014, 2013 and 2012, respectively. As shown in the following table, five states provided 51% of the premium revenues in this segment in 2014.

State	Percentage of Total Premiums
Texas	21%
Louisiana	12
Alabama	7
Mississippi	6
Florida	5
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 78% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,400 career agents to distribute insurance products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average about $19 per policy per month with an average face value of $5,300. Permanent and term policies are offered primarily on a non-

participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 48 states throughout the United States and has traditionally specialized in the sale of Medicare Supplement insurance and limited health insurance coverages such as fixed indemnity and accident-only plans, primarily to individuals in rural areas who often do not have access to a broad array of accident and health insurance products tailored to meet their individual and family needs. There are approximately 300 independent agents that primarily represent Reserve National.
Reserve National began expanding its distribution channels during 2013 by launching two marketing channel initiatives —Kemper Senior Solutions and Kemper Benefits. Kemper Senior Solutions markets life insurance and home health care products focusing on the individual, senior-age demographic of the market place. Kemper Benefits sells voluntary products in the employer market place. Brokers and non-exclusive independent agents are utilized to market and distribute products in these new distribution channels. Reserve National has appointed approximately 20,000 independent agents in connection with these initiatives.
See “Regulation,” under this Item 1 beginning on page 10, Item 1A., “Risk Factors,” under the caption “Reserve National’s operating history with its expanded distribution channels and new products is limited,” and MD&A, “Life & Health Insurance,” for a discussion of the impact of the Health Care Acts on Reserve National.
Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Prior to 2013, the Life & Health Insurance segment’s reinsurance arrangements included excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Kemper Home Service Companies’ agents and written by Kemper’s subsidiaries, United Casualty, Union National Fire and Mutual Savings Fire, and reinsured by Kemper’s subsidiary, Trinity Universal Insurance Company (“Trinity”), or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Trinity. Over the last several years, the segment has been intentionally reducing its exposure to catastrophic events through the run-off of its dwelling insurance business. Accordingly, except for catastrophe reinsurance provided by the FHCF, the Kemper Home Service Companies, Capitol and ORCC did not carry catastrophe reinsurance in 2014 and 2013. The FHCF provides reinsurance for catastrophe losses in Florida. See Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information pertaining to the segment’s primary catastrophe reinsurance programs for 2012.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 7%, 7% and 8% in 2014, 2013 and 2012, respectively.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2013, there were 442 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 21% of life and health insurance company groups, as measured by admitted assets, net premiums written and capital and surplus. Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	88	80%
Net Written Premiums	88	80
Capital and Surplus	93	79
Kemper’s life and health insurance subsidiaries generally compete by using appropriate pricing, offering products to selected markets or geographies, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.
Investments
The quality, nature and amount of the various types of investments that can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, and limited liability investment companies and limited partnerships. In addition, the quality, nature and amount of the various types of investments held by Kemper’s insurance subsidiaries affect the amount of asset risk calculated by regulators and rating agencies in determining required capital. See “Regulation” immediately following this subsection of Item 1 and Item 1A., “Risk Factors,” under the caption “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses.”
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short- and long-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 3, “Investments,” Note 12, “Income from Investments,” and Note 21, “Fair Value Measurements,” to the Consolidated Financial Statements.
Regulation
Insurance Regulation
Kemper’s insurance subsidiaries are subject to extensive regulation in the states in which they conduct business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, market conduct, trade practices, claims practices, investments and solvency. The majority of Kemper’s insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, provided that the policy form has been previously approved, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs. Kemper’s health insurance subsidiaries are also subject to certain regulation by the federal government. For example, the Health Care Acts, and the regulations promulgated thereunder, have established minimum loss ratios, rating restrictions, mandates for essential health benefit coverages, and restrictions or prohibitions on pre-existing condition exclusions and annual and lifetime policy limits for health insurance policies.

Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state regulators require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2014, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC rules.
Kemper’s insurance subsidiaries are required to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies under the guaranty fund laws of most states in which they transact business. Kemper’s insurance subsidiaries are subject to certain fees imposed on health insurers by the Health Care Acts, including the Health Insurance Providers Fee, but not the fees associated with the Reinsurance, Risk Adjustment and Risk Corridor programs, as Kemper’s insurance subsidiaries do not have any policies subject to those fees. Kemper’s insurance subsidiaries are also required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Kemper’s insurance subsidiaries is set in proportion to their voluntary writings of related lines of business in such states. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition, the availability of reinsurance and the ratings of Kemper and its insurance subsidiaries” for a discussion of the impact of required participation in windstorm pools and joint underwriting associations on the ability of the Company to manage its exposure to catastrophic events.
Kemper and its insurance subsidiaries are also subject to the insurance holding company laws of a number of states. Certain dividends and distributions by an insurance subsidiary are subject to prior approval by the insurance regulators of its state of domicile. See Item 1A., “Risk Factors,” under the caption “Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders or make repurchases of its stock.” Other significant transactions between an insurance subsidiary and its holding company or other affiliates may require approval by insurance regulators in the state of domicile of each participating insurance subsidiary. A number of pending and recently approved legislative and regulatory measures may significantly affect the insurance business. In particular, nearly half of all states have already adopted extensive modifications to their holding company laws based on amendments to the Model Insurance Holding Company System Regulatory Act (“IHCS”) adopted by the NAIC in December 2010. With varying effective dates beginning in 2014, these modifications impose new reporting requirements and substantially expand the oversight and examination powers of state insurance regulators with regulatory authority over an insurance company to assess enterprise risks within such company’s entire holding company system that may arise from operations of its insurance and non-insurance affiliates. They also impose new reporting requirements on the ultimate controlling persons of such insurance companies in respect of, among other things, affiliated transactions and divestiture of controlling interests in the insurance companies. In addition, a number of states have adopted RMORSA adopted by the NAIC in September 2012. With varying effective dates beginning in 2015, RMORSA requires insurers to maintain an enterprise risk management (“ERM”) framework, perform regular assessments of the adequacy of the ERM framework and the company’s solvency and file an annual ERM assessment summary report. Similarly, in late 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act (“CGADM”) and Model Regulation. The CGADM has an effective date of June 1, 2016, and when adopted by a state, requires an insurer (or insurance group) to submit a Corporate Governance Annual Disclosure to its lead state or domestic regulator to provide, among other things, information about board structure and policies, meeting frequency, procedures for the oversight of critical risk areas and practices, and policies and practices used by the board of directors for directing senior management in critical areas such as codes of business conduct and ethics and governance processes. The Company anticipates that most states will adopt legislation based on IHCS, RMORSA and CGADM. Additional regulation has also resulted from other measures in recent years including, among other things, tort reform, the Health Care Acts, the DFA, consumer privacy and data security requirements, credit score regulation, producer compensation regulations, cyber security and financial services regulation initiatives.
State insurance laws also impose requirements that must be met prior to a change of control of an insurance company or insurance holding company based on the insurer’s state of domicile and, in some cases, additional states in which it is deemed commercially domiciled due to the substantial amount of business it conducts therein. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled or deemed commercially domiciled in Alabama, California, Illinois, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas and

Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of Kemper’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of insurance regulators in each state in which Kemper’s insurance subsidiaries are domiciled or deemed commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulators. Similarly, consistent with the IHCS, several states have enacted legislation that requires either the acquiring and/or divesting company to notify and receive regulatory approval for a change in control. Other states are expected to adopt similar provisions.
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
Dodd-Frank Act
The DFA, enacted in July 2010, profoundly increases federal regulation of the financial services industry, of which the insurance industry is a part. Among other things, the DFA formed a Federal Insurance Office (“FIO”) charged with monitoring the insurance industry and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. FIO’s report, delivered to Congress in December 2013, concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. A hybrid approach was also recommended to address the perceived need for uniform supervision of insurance companies with national and global activities. FIO recently established the Federal Advisory Committee on Insurance (“FACI”) whose mission is to provide recommendations to FIO on issues it monitors for Congress. While the NAIC continues to promote the strengths of the U.S. state-based insurance regulatory system, both FIO/FACI and international standard setting authorities such as the International Association of Insurance Supervisors are actively seeking a role in shaping the future of the U.S. insurance regulatory framework. It is too early to know whether or how these organizations’ recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact Kemper’s operations.
Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider all of these factors along with the other information included in this 2014 Annual Report, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
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
In recent years, many states have begun to aggressively expand the application of their unclaimed property laws as they relate to life insurance proceeds. The treasurers or controllers (collectively, “Treasurers”) of a large majority of states have engaged private audit firms to examine the practices and procedures of life insurance companies with respect to the reporting and remittance of proceeds associated with life insurance policies, annuity contracts and retained asset accounts under state unclaimed property laws. Certain related measures are also being taken or considered by state insurance regulators, both individually and collectively through the auspices of the NAIC. Some state insurance regulators have initiated market conduct examinations focused on claims handling and escheatment practices of life insurance companies.

As a result of these audits and examinations, a number of large life insurance companies have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds to the states under state unclaimed property laws. Based on published reports, at least sixteen life insurance companies have entered into settlement agreements with state insurance regulators and twenty-one with Treasurers. Under the terms of these agreements, the settling insurance companies typically have agreed to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File” or “DMF”). The settlements typically apply to policies that were in force at any time since January 1, 1992. In conducting these data comparisons against a Death Master File, the insurers are required to use complex “fuzzy” matching criteria which in many cases result in numerous potential matches for any given insured. In such cases, the insurer must either assume a costly and administratively burdensome process of disproving any such ambiguous matches which may, in some cases, necessitate a review of older records that are not in electronic form or accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found. All settlements to date with insurance regulators have involved payment of monetary penalties (involving amounts ranging from about $1.2 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted to the Treasurers dating from the date of death of the insured (rather than from a more recent date linked to the insurer’s first awareness of death) and extending as far back as January 1, 1995. As hereafter described, Kemper’s life insurance subsidiaries (the “Life Companies”) have thus far resisted attempts by certain state officials and their agents to mandate changes to the Life Companies’ claims handling and escheatment practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to require such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Conference of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted by states as proposed, would require life insurance companies to compare their in-force life insurance policy records against a Death Master File for the purpose of proactively identifying potentially deceased insureds for whom the subject life insurance company has not yet received a claim, including due proof of death. Ten states have enacted legislation of this type, with varying effective dates (the “DMF Statutes”). Such statutes, if construed to apply to life insurance policies in force on each respective statute’s effective date, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the remittance of such benefits to the states under their unclaimed property laws. In contrast, New Mexico and Tennessee have enacted a version of the model legislation that applies only prospectively to life insurance companies, like Kemper’s Life Companies, that have not previously used a Death Master File. Similarly, Georgia, Mississippi and Alabama have enacted statutes that apply only to policies issued on or after their respective effective dates, without regard to prior Death Master File use. Various forms of DMF legislation are pending in several states, and Kemper believes that it is likely that a number of other states will introduce (or re-introduce) legislation of this sort in 2015. Kemper cannot presently predict whether any of such pending or future legislation will be enacted or, if enacted, exactly what form such legislation will take.
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court challenging the Kentucky DMF Statute on statutory and constitutional grounds, insofar as it purports to impose new requirements with respect to existing, previously issued life insurance policies. The trial court in that case denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the Kentucky DMF Statute’s January 1, 2013 effective date. The Life Companies appealed the trial court decision to the Kentucky Court of Appeals, and in August 2014, in a unanimous opinion, the Kentucky Court of Appeals reversed the trial court and held that the Kentucky DMF statute fell within Kentucky’s statutory presumption against retroactivity. As a result, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on and after January 1, 2013. In September 2014, the Kentucky Department of Insurance filed a motion asking for the Kentucky Supreme Court to undertake a discretionary review of the Court of Appeals’ ruling. A decision by the Kentucky Supreme Court on whether to review the Court of Appeals’ decision is expected by the third quarter of 2015.
In July 2013, certain of the Life Companies filed a declaratory judgment action, similar to the Kentucky action, in Maryland state court asking the court to construe the Maryland DMF Statute to apply only prospectively, i.e., only with respect to those life insurance policies issued in Maryland on or after the effective date of the Maryland DMF Statute, consistent with what the Life Companies believe are the requirements of the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration filed a motion to dismiss the action on jurisdictional grounds, contending that the Life Companies failed to first exhaust their administrative remedies before filing their action in the trial court. In March 2014, the trial court granted the Maryland Insurance Administration’s motion. The Life Companies appealed the trial court’s ruling to the Maryland Court of Special Appeals. The Maryland appellate courts have declined to stay enforcement of the Maryland DMF Statute pending the appeal, and the Life Companies are complying with the Maryland DMF Statute while they continue to pursue their appeal. The Life Companies’ appeal was heard by the Maryland Court of Special Appeals in December 2014. The parties are awaiting the court’s decision.
In August 2014, certain of the Life Companies filed a declaratory judgment action in Indiana state court, asking the court to construe the Indiana DMF Statute to apply only prospectively, i.e., only with respect to those life insurance policies issued in Indiana on or after the effective date of the Indiana DMF Statute, consistent with what the Life Companies believe are the requirements of applicable Indiana statutory law, the Indiana Constitution and the Contract Clause of the United States Constitution. The Indiana Department of Insurance filed an answer in response to the subject Life Companies’ complaint in October 2014, and the Life Companies filed a motion for summary judgment in January 2015. A hearing on that motion is scheduled for May 2015.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of 38 states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion has been continued until the California Court of Appeals rules on a preliminary injunction order issued in a related case involving an unaffiliated life insurance company, entitled Chiang v. American National Insurance Company (the “ANICO Appeal”). The Life Companies have filed a cross-complaint in their case against the CA Controller, seeking a declaration that there is no obligation under California’s unclaimed property law to perform a Death Master File comparison and that the Audit Firm cannot obtain the Life Companies’ records for the purpose of performing such a comparison. The CA Controller has filed a motion to dismiss the Life Companies’ cross-complaint, contending that the Life Companies’ request for a declaratory judgment of their rights and obligations under California’s unclaimed property law is premature and not ripe for adjudication. A hearing on that motion has also been continued by the court until the Court of Appeals issues its decision in the ANICO Appeal. In July 2014, the court granted a motion by the CA Controller to stay the litigation in its entirety, including all discovery, pending a decision by the Court of Appeals in the ANICO Appeal. Oral argument in the ANICO Appeal has been scheduled for February 2015 with a decision likely by the end of the second quarter of 2015. The current stay of the CA Controller’s case against the Life Companies means that no substantive ruling is likely to occur before late 2015. In related activity, the CA Controller’s petition for coordination of the lawsuits pending in CA involving its unclaimed property audits of five life insurers, including the lawsuit against the Life Companies, seeking to have them all heard by the same court was denied in January 2015. Pending the outcome of this litigation, the Life Companies have not produced any of their in-force policy records to the CA Controller.
The Life Companies are the subject of a multi-state market conduct examination by five state insurance regulators, which examination is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including all of the subject Life Companies’ records of in-force policies and other information of the type requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint. This request prompted the Illinois litigation noted below. In August 2014, the Illinois Department of Insurance appointed a law firm to act as an additional examiner in the Multi-State Exam, which remains ongoing.
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in four states participating in the Multi-State Exam (Illinois, California, Pennsylvania and Florida), asking the courts in those states to declare that applicable insurance laws do not require life insurers to search a Death Master File to ascertain whether insureds are deceased, and to further declare that the regulators in those states do not have legal authority to (i) obtain life insurers’ policy records for the purpose of comparing data from those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. In response to the Illinois declaratory judgment action, the Illinois Department of Insurance and its Director (collectively, the “IDOI”) filed a motion to dismiss, and in July 2014, the court in Illinois denied, in part, such motion. Specifically, the court allowed to stand the count in the Life Companies’ complaint that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against the DMF for purposes of identifying deceased insureds, as well as the associated claim for injunctive relief. The court dismissed with prejudice the other counts in the complaint. In August 2014, the IDOI filed its answer to the counts of the complaint that the Illinois court allowed to stand, and in October 2014, the Life Companies filed a motion for summary judgment with respect to those remaining counts. The

IDOI filed cross motions for summary judgment in December 2014. Formal briefing and a hearing schedule on the summary judgment motions are expected to be set by the court at a May 2015 status conference. The Life Companies’ actions against regulators in Pennsylvania and Florida are currently stayed by agreement of the parties pending the outcome of the Illinois action. The action against regulators in California, which was filed as part of a counterclaim in the CA Controller litigation, is stayed as described above.
Should these various efforts by state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to previously issued life insurance policies, such requirements could have a material adverse effect on the Company’s profitability, financial position and cash flows. The Company’s stance in opposition to the aforementioned actions by state legislators, Treasurers and insurance regulators, including the Life Company’s initiation of the litigation described above, also creates a risk of reputational damage to the Company among various constituencies (including its principal insurance regulators, rating agencies, investors, insurance agents and policyholders), particularly if the Company’s position is not ultimately vindicated.
See Note 22, “Contingencies,” to the Consolidated Financial Statements and the sections of the MD&A entitled “Life & Health Insurance” and “Liquidity and Capital Resources” for additional information on the legal proceedings, including lawsuits, regulatory examinations and inquiries, and other matters described above.
Kemper’s insurance subsidiaries are subject to significant regulation, and emerging practices in the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy. They also require the filing of annual and quarterly financial reports and reports on holding company issues and other matters. Pre-approval requirements restrict the companies from implementing premium rate changes for property, casualty and health insurance policies, introducing new, or making changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and these new developments, see “Regulation” in Item 1, beginning on page 10.
These laws and regulations, and their interpretation by the various regulators and courts, are undergoing continual revision and expansion. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, unexpected and unintended issues may emerge. These emerging practices, conditions and issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including, for example, by expansion of coverages beyond their underwriting intent, increasing the number or size of claims or accelerating the payment of claims. Industry practices that were considered approved or legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling or changes in regulatory enforcement policies and practices. One example is the changing application by various state officials of state unclaimed property laws and related claims handling practices that is discussed in the preceding risk factor. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.
The financial market turmoil has resulted in additional scrutiny and proposed regulation of the financial services industry, including insurance companies and their holding company systems. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several recent developments have the potential to significantly impact such operations. This includes state adoption of extensive modifications to the IHCS that will, among other things, substantially expand the oversight and examination powers of state insurance regulators beyond licensed insurance companies to their non-insurance affiliates and impose new reporting requirements with respect to, among other things, enterprise risk to the organization as a whole, affiliated transactions, and any divestiture of controlling interests in an insurer. In addition, federal legislation has resulted in regulations affecting health insurers under the Health Care Acts, and potential changes to the state insurance regulatory system may result from the DFA. See the discussion of the NAIC model act and the DFA under “Regulation” in Item 1, beginning on page 10.
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
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to business practices in the industry in which Kemper and its subsidiaries operate. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is deemed to be remote using traditional legal analysis, juries sometimes can and do substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could have a material adverse effect on the Company’s financial results for any given period.
For information about the Company’s pending litigation, see Note 22, “Contingencies,” to the Consolidated Financial Statements.
Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition, the availability of reinsurance and the ratings of Kemper and its insurance subsidiaries.
Kemper’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and wildfires and may include man-made events, such as terrorist attacks and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable and may be impacted by the uncertain effects of climate change. The extent of the Company’s losses from a catastrophe is a function of both the total amount of insured exposure in the geographic area affected by the event and the severity of the event. The Company could experience more than one severe catastrophic event in any given period.
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
In addition, market conditions beyond the Company’s control determine the availability of the reinsurance protection that Kemper’s insurance subsidiaries may purchase. A decrease in the amount of reinsurance protection that Kemper’s insurance subsidiaries purchase generally should increase their risk of a more severe loss. However, if the amount of available reinsurance is reduced, Kemper’s insurance subsidiaries may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of Kemper’s insurance subsidiaries to write future insurance policies or result in their retaining more risk with respect to such policies.
Kemper’s insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing appropriate guidelines for insurable structures, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which Kemper’s insurance subsidiaries can manage their exposure through such strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may non-renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally, an insurer’s participation in such pools and associations are based on the insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. Laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market. See the risk factor above under the title “Kemper’s insurance subsidiaries are subject to significant regulation, and emerging practices in the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.”
If the catastrophic risk retained by Kemper’s insurance subsidiaries increases, rating agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings. See the risk factor below under the title “A significant downgrade in the ratings of Kemper or its insurance subsidiaries could adversely affect the Company.”
A significant downgrade in the ratings of Kemper or its insurance subsidiaries could adversely and materially affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. A significant downgrade by A.M. Best in the ratings of Kemper’s insurance subsidiaries, particularly those operating in the preferred and standard market or offering homeowners insurance, could result in a substantial loss of business if agents or policyholders of such subsidiaries move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could have a material adverse effect on the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to access the capital markets for general corporate purposes or refinance existing debt.
The insurance industry is highly competitive.
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as product pricing, service quality, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Sophistication of pricing segmentation;

•	Selection of agents and other business partners;

•	Compensation paid to agents;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Effectiveness of marketing materials and name recognition;

•	Product and technological innovation;

•	Ability to detect and prevent fraudulent insurance claims;

•	Ability to control operating expenses;

•	Financial strength ratings; and

•	Quality of services provided to, and ease of doing business with, agents and policyholders.
The inability to compete effectively in any of the Company’s insurance businesses could materially reduce the Company’s customer base and revenues and could adversely affect the future results and financial condition of the Company.
See “Competition” in Item 1 of Part I beginning on page 7 and page 10, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.
Reserve National’s operating history with its expanded distribution channels and new products is limited.
Reserve National’s business model, which has traditionally focused on providing limited benefit and supplemental accident and health insurance coverages to persons who lack access to traditional private options, was adversely affected by the Health Care Acts. In response, Reserve National has adapted its business model by placing emphasis on designing and selling supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts and ceasing to issue health insurance products that are more severely impacted. Because Reserve National’s operating history with respect to some of these supplemental health insurance products is limited, it supplements its data with industry data and experience in determining rates to charge for these products and projecting returns. It will take several years to develop company-specific experience. Reserve National’s actual experience could adversely and materially differ from the data and experience on which assumptions and projections are based.
Reserve National has expanded its distribution channels over the past two years, launching Kemper Senior Solutions and Kemper Benefits. Kemper Senior Solutions markets small face value, or final expense, life insurance and home health care products focusing on the individual senior age demographic of the market place. Kemper Benefits sells voluntary supplemental insurance products in the employer marketplace. Brokers and non-exclusive independent agents are utilized to market and distribute products in these new distribution channels. Reserve National appointed approximately 20,000 independent agents during the past two years in connection with these initiatives. Reserve National has limited history on how some of its products will perform using these distribution channels. It will take several years to determine if actual performance meets, exceeds or is below expectations. If performance is below expectations, Reserve National’s financial position, returns and valuation could be adversely and materially impacted for many years due to the long-term nature of some of the products sold through these distribution channels.
Failure to maintain the security of personal data and the availability of critical systems may result in lost business, reputational harm, and legal costs and regulatory penalties.
Kemper’s insurance subsidiaries obtain and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. An increasing array of laws and regulations govern the use and storage of such data, including, for example, social security numbers, credit card data and personal health information. The Company’s data systems are vulnerable to security breaches due to the sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These increased risks and expanding regulatory requirements related to personal data security expose the Company to potential data loss and resulting damages, reputational risk and significant increases in compliance and litigation costs. In the event of non-compliance with the Payment Card Industry Data Security Standard, an information security standard for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent Kemper’s insurance subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on Kemper’s insurance subsidiaries.
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

The Company maintains a diversified investment portfolio that is exposed to significant financial and capital market risks, including interest rate (risk-free and spread), equity price, and liquidity, as well as risks from changes in tax laws and regulations and other risks from changes in general economic conditions.
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

The Company invests a portion of its investment portfolio in equity securities, which generally have more volatile returns than fixed income securities and may experience sustained periods of depressed values. There are multiple factors that could negatively impact the performance of the Company’s equity portfolio, including general economic conditions, industry or sector deterioration and issuer-specific concerns. A decline in equity values may result in a decrease in dividend income, realized losses upon sales of the securities, or other-than-temporary impairment charges on securities still held.
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
Kemper and its insurance subsidiaries are subject to various risk rating and capital adequacy measurements that are significantly impacted by various characteristics of their invested assets, including, but not limited to, asset type, class and credit rating. The Company’s insurance subsidiaries are also subject to various limitations on the amounts at which they can invest in individual assets or certain asset classes in the aggregate. Asset risk is one factor used by insurance regulators and rating agencies to determine required capital for Kemper’s insurance subsidiaries. Accordingly, a deterioration in the quality of the investments held by Kemper’s insurance subsidiaries or an increase in the investment risk inherent in their investment portfolios could increase capital requirements. See risk factor below under the title “Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock.” These factors may inhibit the Company from shifting its investment mix to produce higher returns. The Company is also subject to concentration of investment risk to the extent that the portfolio is heavily invested, at any particular time, in specific asset types, classes, industries, sectors or collateral types, among other defining features. Developments and the market’s perception thereof in any of these concentrations may exacerbate the negative effects on the Company’s investment portfolio compared to other companies.
Estimating losses and LAE for determining property and casualty insurance reserves, or determining premium rates, is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s insurance reserves or premium rates are insufficient.
The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 53 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses for insured events that have occurred. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimate of the projected ultimate loss. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in such estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made by the Company.
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
Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock.
As a holding company with no business operations of its own, Kemper depends on the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations, to pay dividends to its shareholders and to make repurchases of its stock. Kemper’s insurance subsidiaries are subject to significant regulatory restrictions under state insurance laws and regulations that limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. In addition, third-party rating agencies monitor statutory capital and surplus levels for capital adequacy. Even though a dividend may be payable without regulatory approval, an insurance subsidiary may forgo paying a dividend to Kemper and retain the capital in its insurance subsidiaries to maintain or improve the ratings of Kemper’s insurance subsidiaries. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to pay its debt obligations on time, to pay dividends to its shareholders or make repurchases of its stock.
Managing technology initiatives to address business developments and regulatory requirements present significant challenges to the Company.
While technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can present short-term cost and implementation risks. In addition, projections of expenses and implementation schedules may be inaccurate and can escalate over time, while the ultimate utility of a technology initiative could deteriorate over time. The financial services industry is highly regulated, and the Company faces rising costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy 13 buildings located in seven states consisting of approximately 49,000 square feet in the aggregate. Kemper’s subsidiaries hold additional properties that are not occupied by Kemper or its subsidiaries solely for investment purposes.

Leased Facilities
The Company leases five floors, or approximately 67,000 square feet, in a 41-story office building in Chicago for its corporate headquarters and Property & Casualty Insurance segment’s headquarters. The lease expires in September 2023. Kemper’s Property & Casualty Insurance segment leases facilities with an aggregate square footage of approximately 413,000 at 10 locations in eight states. The latest expiration date of the existing leases is in September 2023. Kemper’s Life & Health Insurance segment leases facilities with aggregate square footage of approximately 460,000 at 127 locations in 27 states. The latest expiration date of the existing leases is in January 2025. Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at two locations in two states. The latest expiration date of the existing leases is in December 2018.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.
Item 3.    Legal Proceedings.
Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 22, “Contingencies,” to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “KMPR.” Quarterly information pertaining to market prices of Kemper common stock in 2014 and 2013 is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Dec 31, 2014
Common Stock Market Prices:
High	$40.99	$40.51	$37.57	$37.63	$40.99
Low	35.63	33.64	31.82	32.66	31.82
Close	39.17	36.86	34.15	36.11	36.11

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Dec 31, 2013
Common Stock Market Prices:
High	$33.88	$34.79	$36.56	$41.31	$41.31
Low	29.87	30.43	33.23	33.49	29.87
Close	32.61	34.25	33.60	40.88	40.88
Holders
As of January 20, 2015, the number of record holders of Kemper’s common stock was 4,192.

Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Dec 31, 2014
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Dec 31, 2013
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 8, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
Information pertaining to purchases of Kemper common stock for the three months ended December 31, 2014 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
October 1 - October 31	—	N/A	—	$300.0
November 1 - November 30	—	N/A	—	$300.0
December 1 - December 31	258,306	$34.94	258,306	$291.0
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million worth of Kemper’s common stock. The repurchase program has no expiration date. See MD&A, “Liquidity and Capital Resources.”

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2009 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2009	2010	2011	2012	2013	2014
Kemper Corporation	$100.00	$115.34	$142.06	$148.20	$211.19	$191.54
S&P MidCap 400 Index	100.00	126.64	124.45	146.69	195.84	214.97
S&P Supercomposite Insurance Index	100.00	116.03	108.01	128.66	187.52	203.86

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2014	2013	2012	2011	2010
FOR THE YEAR
Earned Premiums	$1,862.2	$2,025.8	$2,107.1	$2,173.6	$2,289.4
Net Investment Income	309.1	314.7	295.9	298.0	325.7
Other Income	1.4	0.8	0.8	1.0	1.3
Net Realized Gains on Sales of Investments	39.1	99.1	65.4	33.7	42.6
Net Impairment Losses Recognized in Earnings	(15.2)	(13.9)	(6.9)	(11.3)	(16.5)
Total Revenues	$2,196.6	$2,426.5	$2,462.3	$2,495.0	$2,642.5
Income from Continuing Operations	$112.6	$214.5	$91.8	$61.7	$162.4
Income from Discontinued Operations	1.9	3.2	11.6	12.8	15.5
Net Income	$114.5	$217.7	$103.4	$74.5	$177.9
Per Unrestricted Share:
Income from Continuing Operations	$2.08	$3.75	$1.55	$1.02	$2.62
Income from Discontinued Operations	0.04	0.06	0.20	0.21	0.25
Net Income	$2.12	$3.81	$1.75	$1.23	$2.87
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$2.08	$3.74	$1.54	$1.02	$2.62
Income from Discontinued Operations	0.04	0.06	0.20	0.21	0.25
Net Income	$2.12	$3.80	$1.74	$1.23	$2.87
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96	$0.96	$0.88
AT YEAR END
Total Assets	$7,833.4	$7,656.4	$8,009.1	$7,934.7	$8,260.8
Insurance Reserves	$4,007.6	$4,061.0	$4,132.2	$4,131.8	$4,182.4
Unearned Premiums	536.9	598.9	650.9	666.2	678.6
Certificates of Deposits	—	—	—	—	321.4
Debt	752.1	606.9	611.4	610.6	609.8
All Other Liabilities	446.1	338.1	452.9	409.5	445.6
Total Liabilities	5,742.7	5,604.9	5,847.4	5,818.1	6,237.8
Shareholders’ Equity	2,090.7	2,051.5	2,161.7	2,116.6	2,023.0
Total Liabilities and Shareholders’ Equity	$7,833.4	$7,656.4	$8,009.1	$7,934.7	$8,260.8
Book Value Per Share	$39.88	$36.86	$36.98	$35.13	$33.13

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $114.5 million ($2.12 per unrestricted common share) for the year ended December 31, 2014, compared to $217.7 million ($3.81 per unrestricted common share) for the year ended December 31, 2013. Income from Continuing Operations was $112.6 million ($2.08 per unrestricted common share) in 2014, compared to $214.5 million ($3.75 per unrestricted common share) in 2013.
A reconciliation of Total Segment Net Operating Income to Net Income for the years ended December 31, 2014, 2013 and 2012 is presented below:

DOLLARS IN MILLIONS	2014	2013	Increase (Decrease) from 2013 to 2014	2012	Increase (Decrease) from 2012 to 2013
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$24.9	$100.6	$(75.7)	$(10.9)	$111.5
Life & Health Insurance	91.8	89.3	2.5	90.8	(1.5)
Total Segment Net Operating Income	116.7	189.9	(73.2)	79.9	110.0
Unallocated Net Operating Loss	(19.6)	(30.7)	11.1	(26.1)	(4.6)
Consolidated Net Operating Income	97.1	159.2	(62.1)	53.8	105.4
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	25.4	64.4	(39.0)	42.5	21.9
Net Impairment Losses Recognized in Earnings	(9.9)	(9.1)	(0.8)	(4.5)	(4.6)
Income from Continuing Operations	112.6	214.5	(101.9)	91.8	122.7
Income from Discontinued Operations	1.9	3.2	(1.3)	11.6	(8.4)
Net Income	$114.5	$217.7	$(103.2)	$103.4	$114.3
The Company’s results and the results in the Property & Casualty Insurance segment were significantly and negatively impacted in 2014, compared to 2013, by the level of catastrophe losses and LAE and a charge to write off certain internal use software. Catastrophe losses and LAE in the Property & Casualty Insurance segment (excluding loss and LAE reserve development from prior accident years) were $96.5 million before taxes for the year ended December 31, 2014, compared to $47.1 million in 2013, an increase of $49.4 million. See MD&A, “Catastrophes,” beginning on page 28 for a discussion of the impact of catastrophe losses and LAE on the Company’s results and MD&A, “Property & Casualty Insurance,” beginning on page 31 for a discussion of the impact of catastrophe losses and LAE on the Property & Casualty Insurance segment’s results. Results for the Property & Casualty Insurance segment in 2014 also include a charge of $54.6 million before taxes to write off certain internal use software. See MD&A, “Write-off of Long-lived Asset,” beginning on page 48 for more information related to the internal use software write-off.
Revenues
Earned Premiums were $1,862.2 million in 2014, compared to $2,025.8 million in 2013, a decrease of $163.6 million. Earned Premiums decreased by $143.4 million and $20.2 million in the Property & Casualty Insurance and Life & Health Insurance segments, respectively.
Net Investment Income decreased by $5.6 million in 2014 due primarily to $17.4 million in lower net investment income from Equity Method Limited Liability Investments and $8.1 million of lower net investment income from Interest and Dividends on Fixed Maturities, partially offset by $21.9 million of higher net investment income from Dividends on Equity Securities.
Net Realized Gains on Sales of Investments were $39.1 million in 2014, compared to $99.1 million in 2013. The Company sold the building where Kemper’s corporate offices are headquartered and recognized a realized gain of $43.6 million in 2013.
Net Impairment Losses Recognized in Earnings for the years ended December 31, 2014 and 2013 were $15.2 million and $13.9 million, respectively.
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
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended
	Dec 31, 2014		Dec 31, 2013		Dec 31, 2012
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	27	$31.1	27	$44.3	19	$25.6
$5 - $10	3	20.4	1	6.4	5	39.4
$10 - $15	1	13.1	—	—	1	11.0
$15 - $20	—	—	—	—	—	—
$20 - $25	—	—	—	—	—	—
Greater Than $25	1	33.9	—	—	1	48.5
Total	32	$98.5	28	$50.7	26	$124.5

Property & Casualty Insurance		$96.5		$47.1		$118.5
Life & Health Insurance		2.0		3.6		6.0
Total Catastrophe Losses and LAE		$98.5		$50.7		$124.5
As shown in the preceding table, catastrophe losses and LAE increased for the year ended December 31, 2014, compared to 2013, due primarily to one catastrophe event that exceeded $25 million of losses and LAE and four other catastrophe events that each exceeded $5 million of losses and LAE in 2014, compared to only one such event exceeding $5 million in 2013, partially offset by lower severity of losses below $5 million per event in 2014, compared to 2013. The Company’s results were negatively impacted by the severity of certain events, most notably, two hailstorms occurring in the second quarter. The event in the preceding table with $33.9 million in catastrophe losses and LAE in 2014 was incurred in multiple states, particularly Montana. The event in the preceding table with $13.1 million in catastrophe losses and LAE in 2014 was primarily related to hail in Texas.
As shown in the preceding table, catastrophe losses and LAE decreased for the year ended December 31, 2013, compared to 2012, due primarily to only one catastrophe event in the $5 million to $10 million range in 2013, compared to one catastrophe event that exceeded $25 million of losses and LAE and six other catastrophe events that each exceeded $5 million of losses and LAE in 2012. This was partially offset by higher frequency and severity of losses below $5 million per event in 2013, compared to 2012. In the fourth quarter of 2012, the Company incurred $48.5 million in catastrophe losses and LAE in several northeastern states related to Superstorm Sandy. The five events in the $5 million to $10 million range and one event in the $10 million to $15 million range in 2012 were related to hail or wind events in either Texas, Colorado or the Midwest and mid-Atlantic states.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, management of the amount and location of risks insured in certain regions and a primary catastrophe reinsurance program for the Property & Casualty Insurance segment. Coverage for this segment’s primary catastrophe reinsurance program is provided in various layers (see Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of this program). In addition to this program, the Property & Casualty Insurance segment had a reinsurance treaty covering the three-year period that ended June 1, 2013 for catastrophe losses in North Carolina at retentions lower than its primary catastrophe reinsurance program (“the NC Program”). The Property & Casualty Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its primary catastrophe reinsurance program. The Life & Health Insurance also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment did not carry catastrophe reinsurance in 2014 and 2013, primarily due to actions taken by KHSC to reduce its exposures to catastrophes. See Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information related to the Life & Health Insurance segment’s primary catastrophe reinsurance program in 2012.
See the “Reinsurance” subsections of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2014, 2013 and 2012 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below.

DOLLARS IN MILLIONS	2014	2013	2012
Property & Casualty Insurance:
Non-catastrophe	$(38.6)	$(45.5)	$(18.5)
Catastrophe	(15.8)	(12.5)	(6.4)
Total	(54.4)	(58.0)	(24.9)
Life & Health Insurance:
Non-catastrophe	(0.2)	0.2	(0.4)
Catastrophe	1.1	(2.0)	0.1
Total	0.9	(1.8)	(0.3)
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(38.8)	(45.3)	(18.9)
Catastrophe	(14.7)	(14.5)	(6.3)
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(53.5)	$(59.8)	$(25.2)
See MD&A, “Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2014 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
NON-GAAP FINANCIAL MEASURES
Pursuant to the rules and regulations of the SEC, the Company is required to file consolidated financial statements prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”). The Company is permitted to include non-GAAP financial measures in its filings provided that they are defined along with an explanation of their usefulness to investors, are no more prominent than the comparable GAAP financial measures and are reconciled to such GAAP financial measures.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

NON-GAAP FINANCIAL MEASURES (Continued)
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s business.
Underlying Combined Ratio
The following discussion for the Property & Casualty Insurance segment uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense (including write-offs of long-lived assets) Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development from prior years with the Insurance Expense (including write-offs of long-lived assets) Ratio. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and are used by management to reveal the trends in the Company’s Property & Casualty Insurance business that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on incurred losses and LAE and the combined ratio. Prior-year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP measure and is computed by excluding from Income from Continuing Operations the after-tax impact of 1) Net Realized Gains on Sales of Investments, 2) Net Impairment Losses Recognized in Earnings related to investments and 3) significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations.
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
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the years ended December 31, 2014, 2013 and 2012 is presented below:

DOLLARS IN MILLIONS	2014	2013	2012
Consolidated Net Operating Income	$97.1	$159.2	$53.8
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	25.4	64.4	42.5
Net Impairment Losses Recognized in Earnings	(9.9)	(9.1)	(4.5)
Income from Continuing Operations	$112.6	$214.5	$91.8
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the years ended December 31, 2014, 2013 and 2012.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE
Selected financial information for the Property & Casualty Insurance segment follows:

DOLLARS IN MILLIONS	2014	2013	2012
Net Premiums Written	$1,189.1	$1,342.2	$1,454.1
Earned Premiums	$1,249.5	$1,392.9	$1,467.2
Net Investment Income	72.7	90.9	77.9
Other Income	0.5	0.5	0.7
Total Revenues	1,322.7	1,484.3	1,545.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	845.2	980.2	1,095.3
Catastrophe Losses and LAE	96.5	47.1	118.5
Prior Years:
Non-catastrophe Losses and LAE	(38.6)	(45.5)	(18.5)
Catastrophe Losses and LAE	(15.8)	(12.5)	(6.4)
Total Incurred Losses and LAE	887.3	969.3	1,188.9
Insurance Expenses, Excluding Write-off of Long-lived Asset	353.7	375.4	392.5
Write-off of Long-lived Asset	54.6	—	—
Operating Profit (Loss)	27.1	139.6	(35.6)
Income Tax Benefit (Expense)	(2.2)	(39.0)	24.7
Segment Net Operating Income (Loss)	$24.9	$100.6	$(10.9)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.7%	70.4%	74.6%
Current Year Catastrophe Losses and LAE Ratio	7.7	3.4	8.1
Prior Years Non-catastrophe Losses and LAE Ratio	(3.1)	(3.3)	(1.3)
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(0.9)	(0.4)
Total Incurred Loss and LAE Ratio	71.0	69.6	81.0
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	28.3	27.0	26.8
Impact on Ratio from Write-off of Long-lived Asset	4.4	—	—
Combined Ratio	103.7%	96.6%	107.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	67.7%	70.4%	74.6%
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	28.3	27.0	26.8
Impact on Ratio from Write-off of Long-lived Asset	4.4	—	—
Underlying Combined Ratio	100.4%	97.4%	101.4%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	100.4%	97.4%	101.4%
Current Year Catastrophe Losses and LAE Ratio	7.7	3.4	8.1
Prior Years Non-catastrophe Losses and LAE Ratio	(3.1)	(3.3)	(1.3)
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(0.9)	(0.4)
Combined Ratio as Reported	103.7%	96.6%	107.8%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2014		Dec 31, 2013
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	27	$30.1	28	$47.1
$5 - $10	3	19.8	—	—
$10 - $15	1	12.8	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	1	33.8	—	—
Total	32	$96.5	28	$47.1
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2014	Dec 31, 2013
Insurance Reserves:
Automobile	$501.4	$595.1
Homeowners	102.4	99.9
Other	47.3	47.6
Insurance Reserves	$651.1	$742.6
Insurance Reserves:
Loss Reserves:
Case	$423.6	$471.2
Incurred But Not Reported	135.8	169.0
Total Loss Reserves	559.4	640.2
LAE Reserves	91.7	102.4
Insurance Reserves	$651.1	$742.6
Overall
In the first quarter of 2014, the Company realigned its property and casualty insurance businesses. As a result of the realignment, the property and casualty insurance businesses are being reported as a single business segment named the Property & Casualty Insurance segment. The Company has reclassified certain prior-year amounts in its segment results in the Consolidated Financial Statements to conform to the current year presentation.
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 53 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
2014 Compared with 2013
Earned Premiums in the Property & Casualty Insurance segment decreased by $143.4 million, as lower volume accounted for a decrease of $211.4 million, while higher average premium accounted for an increase of $68.0 million. The lower volume was driven primarily by personal automobile insurance and homeowners insurance, which had volume decreases of $167.6 million and $39.8 million, respectively. The increase in average premium was also driven primarily by personal automobile insurance

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
and homeowners insurance, which had increases of $39.9 million and $26.0 million, respectively. The decrease in premium volume is on both new business production and retention levels and is due primarily to the rate and resegmentation efforts of the Company in the past few years. The Company has undertaken various actions to improve its retention and new business production, including moderating rate increases in its more recent rate filings due to the improvement in profitability of the book of business.
Net Investment Income in the Property & Casualty Insurance segment decreased by $18.2 million for the year ended December 31, 2014, compared to 2013, due primarily to lower investment income from Equity Method Limited Liability Investments, lower yields on fixed maturities and lower levels of investments resulting from a decline in the scale of the business. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $8.4 million in 2014, compared to $16.5 million in 2013.
The Property & Casualty Insurance segment reported Segment Net Operating Income of $24.9 million for the year ended December 31, 2014, compared to $100.6 million in 2013. Segment Net Operating Income decreased by $75.7 million due primarily to the write-off of certain internal use software during the third quarter of 2014, higher incurred catastrophe losses and LAE (excluding reserve development), lower net investment income and higher insurance expenses as a percentage of earned premiums, partially offset by lower underlying losses and LAE as a percentage of earned premiums. See MD&A, “Write-off of Long-lived Asset,” on page 48 for more information related to the internal use software write-off. Underlying losses and LAE as a percentage of earned premiums were 67.7% in 2014, a decrease of 2.7 percentage points compared to 2013, as personal automobile insurance, homeowners insurance and commercial automobile insurance improved, while other personal insurance deteriorated. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $96.5 million in 2014, compared to $47.1 million in 2013, which was an increase of $49.4 million due primarily to one catastrophe event that exceeded $25 million of losses and LAE and four other catastrophe events that each exceeded $5 million of losses and LAE in 2014, compared to no such events in excess of $5 million in 2013. Favorable loss and LAE reserve development (including catastrophe reserve development) was $54.4 million in 2014, compared to $58.0 million in 2013. Insurance expenses, excluding the write-off of the long-lived software asset, decreased by $21.7 million in 2014, compared to 2013, but increased as a percentage of earned premiums from 27.0% in 2013 to 28.3% in 2014, due primarily to lower earned premiums to absorb fixed costs. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $20.9 million in 2014, compared to $27.1 million in 2013.
2013 Compared with 2012
Earned Premiums in the Property & Casualty Insurance segment decreased by $74.3 million for the year ended December 31, 2013, compared to 2012. The decrease was driven primarily by personal automobile insurance, which decreased by $91.0 million.
Net Investment Income in the Property & Casualty Insurance segment increased by $13.0 million for the year ended December 31, 2013, compared to 2012, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher dividends on equity securities, partially offset by lower yields on fixed maturities. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $16.5 million in 2013, compared to $7.0 million in 2012.
The Property & Casualty Insurance segment reported Segment Net Operating Income of $100.6 million for the year ended December 31, 2013, compared to Segment Net Operating Loss of $10.9 million in 2012. Segment net operating results improved by $111.5 million due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), lower underlying losses and LAE as a percentage of earned premiums, a higher level of favorable loss and LAE reserve development and higher net investment income. Underlying losses and LAE as a percentage of earned premiums were 70.4% in 2013, a decrease of 4.2% percentage points compared to 2012, as personal automobile insurance, homeowners insurance and other personal insurance improved, while commercial automobile insurance deteriorated. Catastrophe losses and LAE (excluding reserve development) were $47.1 million in 2013, compared to $118.5 million in 2012, which was a decrease of $71.4 million. See MD&A, “Catastrophes,” beginning on page 28 for more information on catastrophic events and catastrophe losses and LAE. Favorable loss and LAE reserve development (including catastrophe reserve development) was $58.0 million in 2013, compared to $24.9 million in 2012. Insurance expenses decreased by $17.1 million in 2013 compared to 2012 but were

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
fairly flat as a percentage of earned premiums. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $27.1 million in 2013, compared to $34.9 million in 2012.
Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

DOLLARS IN MILLIONS	2014	2013	2012
Net Premiums Written	$789.0	$914.2	$1,025.1
Earned Premiums	$831.4	$959.1	$1,050.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$616.0	$741.7	$839.6
Catastrophe Losses and LAE	12.7	7.6	23.1
Prior Years:
Non-catastrophe Losses and LAE	(31.0)	(29.9)	2.1
Catastrophe Losses and LAE	(0.6)	(0.2)	—
Total Incurred Losses and LAE	$597.1	$719.2	$864.8
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.1%	77.3%	80.0%
Current Year Catastrophe Losses and LAE Ratio	1.5	0.8	2.2
Prior Years Non-catastrophe Losses and LAE Ratio	(3.7)	(3.1)	0.2
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	—
Total Incurred Loss and LAE Ratio	71.8%	75.0%	82.4%
2014 Compared with 2013
Earned premiums on personal automobile insurance decreased by $127.7 million as lower volume accounted for a decrease of $167.6 million, while higher average premium accounted for an increase of $39.9 million. The run-off of the direct-to-consumer business accounted for approximately 20% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $597.1 million, or 71.8% of earned premiums, in 2014, compared to $719.2 million, or 75.0% of earned premiums, in 2013. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a higher level of favorable loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 74.1% in 2014, compared to 77.3% in 2013, which is an improvement of 3.2 percentage points due primarily to the impact of pricing and underwriting actions taken by the Company, lower severity of bodily injury losses and lower frequency of claims across most liability coverages, partially offset by higher severity of losses on most coverages except bodily injury. Catastrophe losses and LAE (excluding reserve development) were $12.7 million in 2014, compared to $7.6 million in 2013. Favorable loss and LAE reserve development was $31.6 million in 2014, compared to $30.1 million in 2013.
2013 Compared with 2012
Earned premiums on personal automobile insurance decreased by $91.0 million as lower volume accounted for a decrease of $139.8 million, while higher average premium accounted for an increase of $48.8 million. The run-off of the direct-to-consumer business accounted for approximately 37% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $719.2 million, or 75.0% of earned premiums, in 2013, compared to $864.8 million, or 82.4% of earned premiums, in 2012. Incurred losses and LAE as a percentage of earned premiums decreased due to a favorable impact from a change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
premiums were 77.3% in 2013, compared to 80.0% in 2012, which is an improvement of 2.7 percentage points due primarily to the impact of rate actions taken by the Company on average premium and lower frequency of claims across most coverages, particularly bodily injury, partially offset by higher severity of losses on most other coverages, particularly physical damage. Catastrophe losses and LAE (excluding reserve development) were $7.6 million in 2013, compared to $23.1 million in 2012.
Favorable loss and LAE reserve development was $30.1 million in 2013, compared to adverse loss and LAE reserve development of $2.1 million in 2012.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

DOLLARS IN MILLIONS	2014	2013	2012
Net Premiums Written	$296.5	$320.9	$325.3
Earned Premiums	$312.4	$326.2	$318.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$156.5	$170.4	$191.7
Catastrophe Losses and LAE	80.8	38.2	90.4
Prior Years:
Non-catastrophe Losses and LAE	(1.5)	(8.9)	(5.6)
Catastrophe Losses and LAE	(13.3)	(11.2)	(6.1)
Total Incurred Losses and LAE	$222.5	$188.5	$270.4
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.1%	52.2%	60.3%
Current Year Catastrophe Losses and LAE Ratio	25.9	11.7	28.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.5)	(2.7)	(1.8)
Prior Years Catastrophe Losses and LAE Ratio	(4.3)	(3.4)	(1.9)
Total Incurred Loss and LAE Ratio	71.2%	57.8%	85.0%
2014 Compared with 2013
Earned premiums in homeowners insurance decreased by $13.8 million as lower volume accounted for a decrease of $39.8 million, while higher average premium accounted for an increase of $26.0 million. Incurred losses and LAE were $222.5 million, or 71.2% of earned premiums, in 2014, compared to $188.5 million, or 57.8% of earned premiums, in 2013. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development) and a lower level of favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.1% in 2014, compared to 52.2% in 2013, which is an improvement of 2.1 percentage points due primarily to the impact of pricing and underwriting actions taken by the Company, partially offset by higher frequency of claims and higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $80.8 million in 2014, compared to $38.2 million in 2013. Favorable loss and LAE reserve development was $14.8 million in 2014, compared to $20.1 million in 2013.
2013 Compared with 2012
Earned premiums in homeowners insurance increased by $8.2 million as higher average premium accounted for an increase of $27.5 million, while lower volume accounted for a decrease of $19.3 million. Incurred losses and LAE were $188.5 million, or 57.8% of earned premiums, in 2013, compared to $270.4 million, or 85.0% of earned premiums, in 2012. Incurred losses and LAE as a percentage of earned premiums decreased due to lower incurred catastrophe losses and LAE (excluding reserve development), lower underlying losses and LAE as a percentage of earned premiums and a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 52.2% in 2013, compared to 60.3% in 2012, which is an improvement of 8.1 percentage points due primarily to lower severity of losses and the impact of

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
rate actions taken by the Company on average premium. Catastrophe losses and LAE (excluding reserve development) were $38.2 million in 2013, compared to $90.4 million in 2012. Favorable loss and LAE reserve development was $20.1 million in 2013, compared to $11.7 million in 2012.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

DOLLARS IN MILLIONS	2014	2013	2012
Net Premiums Written	$55.6	$53.7	$48.2
Earned Premiums	$54.8	$52.3	$43.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$44.6	$43.7	$35.4
Catastrophe Losses and LAE	0.2	0.1	0.1
Prior Years:
Non-catastrophe Losses and LAE	(2.6)	(3.0)	(12.6)
Catastrophe Losses and LAE	—	—	—
Total Incurred Losses and LAE	$42.2	$40.8	$22.9
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	81.3%	83.5%	81.4%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.2	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(4.7)	(5.7)	(29.0)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	77.0%	78.0%	52.6%
2014 Compared with 2013
Earned premiums in commercial automobile insurance increased by $2.5 million due to higher volume with average premium remaining consistent. Incurred losses and LAE were $42.2 million, or 77.0% of earned premiums, in 2014, compared to $40.8 million, or 78.0% of earned premiums, in 2013. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, partially offset by a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 81.3% in 2014, compared to 83.5% in 2013, which is an improvement of 2.2 percentage points due primarily to lower severity of losses across most coverages, partially offset by higher frequency of claims across most coverages. Favorable loss and LAE reserve development was $2.6 million in 2014, compared to $3.0 million in 2013.
2013 Compared with 2012
Earned premiums in commercial automobile insurance increased by $8.8 million as higher volume accounted for an increase of $8.2 million, while higher average premium accounted for an increase of $0.6 million. Incurred losses and LAE were $40.8 million, or 78.0% of earned premiums, in 2013, compared to $22.9 million, or 52.6% of earned premiums, in 2012. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 83.5% in 2013, compared to 81.4% in 2012, which is an increase of 2.1 percentage points due primarily to higher severity of losses and, to a lesser extent, higher frequency of claims, partially offset by the positive impact of rate actions taken by the Company on average premium. Favorable loss and LAE reserve development was $3.0 million in 2013, compared to $12.6 million in 2012.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boatowners and other liability coverages. Selected financial information for other personal insurance product lines follows.

DOLLARS IN MILLIONS	2014	2013	2012
Net Premiums Written	$48.0	$53.4	$55.5
Earned Premiums	$50.9	$55.3	$55.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$28.1	$24.4	$28.6
Catastrophe Losses and LAE	2.8	1.2	4.9
Prior Years:
Non-catastrophe Losses and LAE	(3.5)	(3.7)	(2.4)
Catastrophe Losses and LAE	(1.9)	(1.1)	(0.3)
Total Incurred Losses and LAE	$25.5	$20.8	$30.8
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	55.2%	44.1%	51.4%
Current Year Catastrophe Losses and LAE Ratio	5.5	2.2	8.8
Prior Years Non-catastrophe Losses and LAE Ratio	(6.9)	(6.7)	(4.3)
Prior Years Catastrophe Losses and LAE Ratio	(3.7)	(2.0)	(0.5)
Total Incurred Loss and LAE Ratio	50.1%	37.6%	55.4%
2014 Compared with 2013
Earned premiums in other personal insurance decreased by $4.4 million as lower volume accounted for a decrease of $6.6 million, while higher average premium accounted for an increase of $2.2 million. Incurred losses and LAE were $25.5 million, or 50.1% of earned premiums, in 2014, compared to $20.8 million, or 37.6% of earned premiums, in 2013. Incurred losses and LAE as a percentage of earned premiums increased due to higher underlying losses and LAE as a percentage of earned premiums and higher catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 55.2% in 2014, compared to 44.1% in 2013, which is an increase of 11.1 percentage points due primarily to higher severity of losses and frequency of claims across most coverages. Catastrophe losses and LAE (excluding reserve development) were $2.8 million in 2014, compared to $1.2 million in 2013. Favorable loss and LAE reserve development was $5.4 million in 2014, compared to $4.8 million in 2013.
2013 Compared with 2012
Earned premiums in other personal insurance decreased by $0.3 million as lower volume accounted for a decrease of $2.4 million, while higher average premium accounted for an increase of $2.1 million. Incurred losses and LAE were $20.8 million, or 37.6% of earned premiums, in 2013, compared to $30.8 million, or 55.4% of earned premiums, in 2012. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, lower catastrophe losses and LAE (excluding reserve development) and a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 44.1% in 2013, compared to 51.4% in 2012, which is a decrease of 7.3 percentage points due primarily to lower frequency of umbrella liability insurance claims, lower severity of losses in other insurance lines (excluding umbrella liability) and higher average premium, partially offset by higher severity of umbrella liability insurance losses. Catastrophe losses and LAE (excluding reserve development) were $1.2 million in 2013, compared to $4.9 million in 2012. Favorable loss and LAE reserve development was $4.8 million in 2013, compared to $2.7 million in 2012.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment follows:

DOLLARS IN MILLIONS	2014	2013	2012
Earned Premiums:
Life	$387.6	$392.7	$393.4
Accident and Health	148.6	161.4	165.2
Property	76.5	78.8	81.3
Total Earned Premiums	612.7	632.9	639.9
Net Investment Income	218.7	209.9	204.3
Other Income	0.9	0.2	0.1
Total Revenues	832.3	843.0	844.3
Policyholders’ Benefits and Incurred Losses and LAE	374.4	387.9	393.1
Insurance Expenses	316.0	318.2	310.8
Operating Profit	141.9	136.9	140.4
Income Tax Expense	(50.1)	(47.6)	(49.6)
Segment Net Operating Income	$91.8	$89.3	$90.8
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2014	Dec 31, 2013
Insurance Reserves:
Future Policyholder Benefits	$3,214.7	$3,157.7
Incurred Losses and LAE Reserves:
Life	38.8	37.6
Accident and Health	20.2	22.2
Property	4.5	5.3
Total Incurred Losses and LAE Reserves	63.5	65.1
Insurance Reserves	$3,278.2	$3,222.8
2014 Compared with 2013
Earned Premiums in the Life & Health Insurance segment decreased by $20.2 million for the year ended December 31, 2014, compared to 2013. Earned premiums on life insurance decreased by $5.1 million in 2014, compared to 2013, due primarily to a lower volume of insurance, as a decrease of $12.6 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was partially offset by an increase of $7.5 million from life insurance products offered by Reserve National. In late 2012, Reserve National began offering its life insurance products through an expanded network of brokers and non-exclusive independent agents (See Item 1A., “Risk Factors” under the title “Reserve National’s operating history with its expanded distribution channels and new products is limited.”) Earned premiums on accident and health insurance decreased by $12.8 million in 2014, compared to 2013, due primarily to lower volume of insurance resulting primarily from the run-off of certain health insurance products largely due to the impact of the Health Care Acts, partially offset by higher volume of supplemental health insurance products. Some of the health insurance products previously sold by Reserve National have been adversely impacted by provisions of the Health Care Acts. In particular, provisions, effective in 2014, prohibiting the renewal of certain policies issued by Reserve National after the issuance of the Health Care Acts and also establishing health insurance exchanges, and a provision which sets minimum loss ratios for health insurance policies have adversely impacted Reserve National’s business. Such affected health insurance products (the “HCA Affected Products”) accounted for $30.8 million, or 21%, of the Life & Health Insurance segment’s accident and health insurance earned premiums in 2014 and $49.6 million, or 31%, of the Life & Health Insurance segment’s accident and health insurance earned premiums in 2013. Reserve National has adapted its business model in response to the Health Care Acts and ceased selling HCA Affected Products at the end of 2011 and transitioned its sales to supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts. Reserve National expects earned premiums from HCA Affected Products to decrease by approximately 50% in 2015 and expects an increase in earned premiums from sales of supplemental insurance products to offset much of the decline. Earned premiums on property insurance decreased by $2.3 million in 2014, compared to 2013, due primarily to lower
LIFE & HEALTH INSURANCE (Continued)
volume, partially offset by higher average premium. The Life & Health Insurance segment has been intentionally running off insurance policies providing dwelling coverage (“Dwelling Policies”) to reduce its exposure to catastrophe risks. Over the last several years, the Life & Health Insurance segment has halted new sales of Dwelling Policies in all markets and non-renewed Dwelling Policies in certain geographical, mainly coastal, areas while continuing to renew policies in other geographical areas. Earned premiums from dwelling coverage comprised 22%, 23% and 26% of the Life & Health Insurance segment’s earned premiums on property insurance in 2014, 2013 and 2012, respectively.
Net Investment Income increased by $8.8 million for the year ended December 31, 2014, compared to 2013, due primarily to higher investment income from other equity interests, partially offset by lower investment income from Equity Method Limited Liability Investments and lower book yields on fixed maturities. Investment income from other equity interests in 2014 included dividend income of $21.4 million from one company that had sold substantially all of its operations. Net investment loss from Equity Method Limited Liability Investments was $0.4 million in 2014, compared to net investment income of $8.4 million in 2013. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investments in fixed maturities was approximately 5.7% at both December 31, 2014 and December 31, 2013. A protracted low interest rate environment could adversely impact the weighted-average book yield on these subsidiaries’ investments in fixed maturities. For example, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline if new money is invested at yields below the portfolio rate. Also, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline, to the extent that investments maturing over the next five years are not used for such purposes as paying claims and expenses, if the reinvested portion is at a yield that is lower than the book yield of the maturing investment. The subsidiaries’ investments in fixed maturities that are maturing over the next five years totaled $574 million at December 31, 2014. The weighted-average book yield on such investments was 7.8% at December 31, 2014. The reinvestment rate for the subsidiaries’ investments in fixed maturities was approximately 7.4% in 2014 with an average duration of 4.8 years at December 31, 2014.
Operating Profit in the Life & Health Insurance segment was $141.9 million before taxes for the year ended December 31, 2014, compared to $136.9 million in 2013. Policyholders’ Benefits and Incurred Losses and LAE decreased by $13.5 million in 2014 due primarily to lower incurred accident and health insurance losses, lower underlying losses on property insurance, lower catastrophe losses and LAE and lower policyholders’ benefits on life insurance, partially offset by an unfavorable impact of property insurance reserve development. Incurred accident and health insurance losses were $81.1 million, or 54.6% of accident and health insurance earned premiums, in 2014, compared to $90.9 million, or 56.3% of accident and health insurance earned premiums, in 2013. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to a change in business mix from the aforementioned run-off of certain health insurance products. Incurred losses and LAE on property insurance were $24.6 million, or 32.2% of property insurance earned premiums, in 2014, compared to $27.4 million, or 34.8% of property insurance earned premiums, in 2013. Underlying losses and LAE on property insurance were $21.7 million, or 28.4% of property insurance earned premiums, in 2014, compared to $25.6 million, or 32.5% of property insurance earned premiums, in 2013 and decreased due primarily to lower frequency and severity of insurance losses. Catastrophe losses and LAE (excluding reserve development) were $2.0 million in 2014, compared to $3.6 million in 2013. Unfavorable loss and LAE reserve development was $0.9 million in 2014, compared to favorable loss and LAE reserve development of $1.8 million in 2013. Favorable loss and LAE reserve development in 2013 resulted primarily from a final assessment issued by the MWUA that reduced KHSC’s share of MWUA’s losses for the 2004 through 2006 policy periods by $2.0 million. Policyholders’ benefits on life insurance were $268.7 million in 2014, compared to $269.6 million in 2013, which is a decrease of $0.9 million due primarily to a lower provision for future policyholders’ benefits and lower death claims related to insurance policies issued by KHSC, partially offset by the higher volume of insurance from policies issued by Reserve National. Insurance Expenses in the Life & Health Insurance segment decreased by $2.2 million in 2014, compared to 2013, due primarily to lower non-deferrable career agent incentive compensation and service commissions, lower legal costs and lower salary expense from the capitalization of certain salaries in connection with an internal use software project, partially offset by higher commissions and other expenses resulting from the expansion of Reserve National’s distribution channels. Segment Net Operating Income in the Life & Health Insurance segment was $91.8 million for the year ended December 31, 2014, compared to $89.3 million in 2013.
2013 Compared with 2012
Earned Premiums in the Life & Health Insurance segment decreased by $7.0 million for the year ended December 31, 2013, compared to 2012. Earned premiums on life insurance decreased by $0.7 million in 2013, compared to 2012, due primarily to a

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
lower volume of insurance, as a decrease of $6.4 million from life insurance products offered by KHSC was partially offset by an increase of $5.7 million from life insurance products offered by Reserve National. Earned premiums on accident and health insurance decreased by $3.8 million in 2013, compared to 2012, due primarily to lower volume of insurance resulting primarily from the run-off of certain health insurance products largely due to the impact of the Health Care Acts, partially offset by higher volume of supplemental health insurance products and higher average premium. HCA Affected Products accounted for $49.6 million, or 31%, of the Life & Health Insurance segment’s accident and health insurance earned premiums in 2013 and $62.5 million, or 38%, of the Life & Health Insurance segment’s accident and health insurance earned premiums in 2012. Earned premiums on property insurance decreased by $2.5 million in 2013, compared to 2012, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of Dwelling Policies, partially offset by the impact of non-renewing the Life & Health Insurance segment’s catastrophe reinsurance program. Catastrophe reinsurance premiums reduced earned premiums by $2.0 million for the year ended December 31, 2012 with no such reduction in 2013. Given the actions taken by KHSC to reduce its exposures to catastrophes and except for catastrophe reinsurance provided by the FHCF, KHSC did not renew its catastrophe reinsurance program in 2013.
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
Operating Profit in the Life & Health Insurance segment was $136.9 million before taxes for the year ended December 31, 2013, compared to $140.4 million in 2012. Policyholders’ Benefits and Incurred Losses and LAE decreased by $5.2 million in 2013 due primarily to lower underlying losses on property insurance, lower catastrophe losses and LAE and higher favorable loss and LAE reserve development, partially offset by higher policyholders’ benefits on life insurance and higher incurred accident and health insurance losses. Incurred losses and LAE on property insurance were $27.4 million, or 34.8% of property insurance earned premiums, in 2013, compared to $38.9 million, or 47.8% of property insurance earned premiums, in 2012. Underlying losses and LAE on property insurance were $25.6 million, or 32.5% of property insurance earned premiums, in 2013, compared to $33.2 million, or 40.8% of property insurance earned premiums, in 2012 and decreased due primarily to lower severity of insurance losses. Catastrophe losses and LAE (excluding reserve development) were $3.6 million in 2013, compared to $6.0 million in 2012. Favorable loss and LAE reserve development was $1.8 million in 2013, compared to $0.3 million in 2012. Favorable loss and LAE reserve development in 2013 resulted primarily from a final assessment issued by the MWUA that reduced KHSC’s share of MWUA’s losses for the 2004 through 2006 policy periods by $2.0 million. Policyholders’ benefits on life insurance were $269.6 million in 2013, compared to $265.3 million in 2012, an increase of $4.3 million. Policyholders’ benefits on life insurance increased due primarily to higher volume of insurance from policies issued by Reserve National and slightly higher mortality rates related to insurance policies issued by KHSC, partially offset by the impact of a higher lapse rate for KHSC’s in-force book of business. Incurred accident and health insurance losses were $90.9 million, or 56.3% of accident and health insurance earned premiums, in 2013, compared to $88.9 million, or 53.8% of accident and health insurance earned premiums, in 2012. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums increased due primarily to higher severity of accident and health insurance losses, partially offset by lower frequency of claims. Insurance Expenses in the Life & Health Insurance segment increased by $7.4 million in 2013, compared to 2012, due primarily to higher legal costs and start-up expenses to expand Reserve National’s distribution channels, partially offset by lower commissions.
Segment Net Operating Income in the Life & Health Insurance segment was $89.3 million for the year ended December 31, 2013, compared to $90.8 million in 2012.
Unclaimed Property
Certain state insurance regulators, legislators and treasurers/controllers are involved in an array of initiatives that could result in significant changes to the application of unclaimed property laws and related claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack the legal authority to impose new requirements where such requirements have the effect of changing the terms of existing life insurance contracts. See Item 1A., “Risk Factors,” under the caption “Unclaimed Property Risk Factor,” MD&A, “Liquidity and Capital Resources,” and Note 22, “Contingencies,” to the Consolidated Financial Statements for additional information about these matters.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$227.4	$235.5	$246.1
Dividends on Equity Securities	59.9	38.0	25.7
Equity Method Limited Liability Investments	9.0	26.4	9.3
Fair Value Option Investments	(0.7)	—	—
Short-term Investments	0.6	0.1	0.2
Loans to Policyholders	20.5	19.8	18.9
Real Estate	12.1	20.8	27.4
Other	0.1	—	0.1
Total Investment Income	328.9	340.6	327.7
Investment Expenses:
Real Estate	11.3	18.3	26.1
Other Investment Expenses	8.5	7.6	5.7
Total Investment Expenses	19.8	25.9	31.8
Net Investment Income	$309.1	$314.7	$295.9
2014 Compared with 2013
Net Investment Income decreased by $5.6 million for the year ended December 31, 2014, compared to 2013, due primarily to lower income on Equity Method Limited Liability Investments and lower Interest and Dividends on Fixed Maturities, partially offset by higher dividends on Equity Securities. Investment income from Equity Method Limited Liability Investments decreased by $17.4 million due to lower investment returns. Interest and Dividends on Fixed Maturities decreased by $8.1 million due primarily to lower yields and, to a lesser extent, lower levels of Fixed Maturities. Dividends on Equity Securities in 2014 included dividend income of $21.8 million from one company that had sold substantially all of its operations. Interest income from loans to policyholders increased by $0.7 million in 2014, compared to 2013, due to a higher level of loans outstanding. Net investment income from real estate decreased by $1.7 million in 2014, compared to 2013, due primarily to income from the early termination of one tenant’s lease in 2013.
2013 Compared with 2012
Net Investment Income increased by $18.8 million for the year ended December 31, 2013, compared to 2012, due primarily to higher income on Equity Method Limited Liability Investments, higher dividends on Equity Securities, higher levels of Fixed Maturities, partially offset by lower yields on Fixed Maturities. Interest income from loans to policyholders increased by $0.9 million in 2013, compared to 2012, due to a higher level of loans outstanding. Net investment income from real estate increased by $1.2 million in 2013, compared to 2012, due primarily to income from the early termination of one tenant’s lease in 2013.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Fixed Maturities:
Gains on Sales	$7.0	$30.9	$56.9
Losses on Sales	(0.2)	(0.4)	(0.1)
Equity Securities:
Gains on Sales	33.1	21.8	8.3
Losses on Sales	(2.0)	(0.5)	(0.2)
Equity Method Limited Liability Investments:
Gains on Sales	—	2.5	—
Real Estate:
Gains on Sales	—	44.2	0.2
Losses on Sales	(0.2)	—	—
Other Investments:
Gain on Sale of Subsidiary	1.6	—	—
Gains on Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	—
Trading Securities Net Gains (Losses)	(0.1)	0.6	0.3
Net Realized Gains on Sales of Investments	$39.1	$99.1	$65.4
Gross Gains on Sales	$41.7	$99.5	$65.4
Gross Losses on Sales	(2.5)	(1.0)	(0.3)
Net Gains (Losses) on Trading Securities	(0.1)	0.6	0.3
Net Realized Gains on Sales of Investments	$39.1	$99.1	$65.4
Fixed Maturities
In the first quarter of 2013, the Company sold several corporate bonds and notes in conjunction with a comprehensive review of the prospects of each issuer in the Company’s publicly-traded corporate bond portfolio. Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2013 include realized gains of $24.8 million from such sales. In the third quarter of 2012, the Company sold several municipal securities to take advantage of attractive pricing for such securities and for tax planning and other portfolio management purposes. Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2012 include realized gains of $44.9 million from such sales. Other sales activity in 2014, 2013 and 2012 was due to normal portfolio management.
Equity Securities
In the second half of 2014, the Company sold certain common stocks and other equity interests to reduce a concentration with an external investment manager and to accelerate utilization of net operating loss carryforwards. Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2014 include net realized gains of $21.6 million from such sales. In the fourth quarter of 2013, the Company sold certain common stocks to accelerate the utilization of net operating loss carryforwards. Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2013 include realized gains of $19.8 million from such sales. Other sales activity in 2014, 2013 and 2012 was due to normal portfolio management.
Real Estate
In the third quarter of 2013, the Company sold the building where Kemper’s corporate offices are headquartered and recognized a realized gain of $43.6 million. The sale was part of an effort to reduce the Company’s real estate exposure and reduce the real estate portfolio’s concentration risk.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Information pertaining to Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 is presented below.

	2014		2013		2012
DOLLARS IN MILLIONS	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties
Fixed Maturities	$(5.7)	21	$(10.3)	5	$(1.9)	3
Equity Securities	(7.1)	22	(3.6)	11	(1.9)	8
Real Estate	(2.4)	1	—	0	(3.1)	5
Net Impairment Losses Recognized in Earnings	$(15.2)	44	$(13.9)	16	$(6.9)	16
Fixed Maturities
Net Impairment Losses Recognized in the Consolidated Statement of Income for the year ended December 31, 2014 related to Investments in Fixed Maturities include losses of $0.4 million due to the Company’s intent to sell or requirement to sell bonds of eighteen issuers and credit losses of $5.3 million from other-than-temporary declines in the fair values of investments in fixed maturities of three issuers. Net Impairment Losses Recognized in the Consolidated Statement of Income for the year ended December 31, 2013 related to Investments in Fixed Maturities include losses of $0.8 million due to the Company’s intent to sell or requirement to sell bonds of two issuers and credit losses of $9.5 million from other-than-temporary declines in the fair values of investments in fixed maturities of three issuers. Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2012 related to Investments in Fixed Maturities include losses of $0.4 million due to the Company’s intent to sell bonds of one issuer and credit losses of $1.5 million from other-than-temporary declines in the fair values of investments in fixed maturities of two issuers.
Real Estate
In 2014, the Company determined that the book value of one property was not recoverable based on the Company’s estimate of the weighted-average, undiscounted cash flows from such property. Accordingly, the Company wrote down the property to its estimated fair value and recognized an impairment loss of $2.4 million in 2014. In 2012, the Company classified certain investments in real estate as held for sale. In connection with such classification, the Company wrote down five properties to their respective estimated net sales prices and recognized impairment losses of $3.1 million in 2012.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Consolidated Statements of Income, but rather are reported in the Consolidated Statements of Comprehensive Income. The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Fixed Maturities:
Recognized in Consolidated Statements of Income:
Gains on Sales	$7.0	$30.9	$56.9
Losses on Sales	(0.2)	(0.4)	(0.1)
Net Impairment Losses Recognized in Earnings	(5.7)	(10.3)	(1.9)
Total Recognized in Consolidated Statements of Income	1.1	20.2	54.9
Recognized in Other Comprehensive Income (Loss)	231.4	(371.9)	69.1
Total Comprehensive Investment Gains (Losses) on Fixed Maturities	232.5	(351.7)	124.0
Equity Securities:
Recognized in Consolidated Statements of Income:
Gains on Sales	33.1	21.8	8.3
Losses on Sales	(2.0)	(0.5)	(0.2)
Net Impairment Losses Recognized in Earnings	(7.1)	(3.6)	(1.9)
Total Recognized in Consolidated Statements of Income	24.0	17.7	6.2
Recognized in Other Comprehensive Income	2.2	9.3	29.2
Total Comprehensive Investment Gains on Equity Securities	26.2	27.0	35.4
Equity Method Limited Liability Investments:
Recognized in Consolidated Statements of Income:
Gains on Sales	—	2.5	—
Real Estate:
Recognized in Consolidated Statements of Income:
Gains on Sales	—	44.2	0.2
Losses on Sales	(0.2)	—	—
Net Impairment Losses Recognized in Earnings	(2.4)	—	(3.1)
Total Recognized in Consolidated Statements of Income	(2.6)	44.2	(2.9)
Other:
Recognized in Consolidated Statements of Income:
Gain on Sale of Subsidiary	1.6	—	—
Gains on Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	—
Net Gains (Losses) on Trading Securities	(0.1)	0.6	0.3
Total Recognized in Consolidated Statements of Income	1.4	0.6	0.3
Total Comprehensive Investment Gains (Losses)	$257.5	$(277.4)	$156.8
Recognized in Consolidated Statements of Income	$23.9	$85.2	$58.5
Recognized in Other Comprehensive Income (Loss)	233.6	(362.6)	98.3
Total Comprehensive Investment Gains (Losses)	$257.5	$(277.4)	$156.8

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2014, 92% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; a rating of AAA, AA, A or BBB from Fitch; or a rating from the NAIC of 1 or 2. The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2014 and 2013:

NAIC Rating	S&P Equivalent Rating	Dec 31, 2014		Dec 31, 2013
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,249.3	68.0%	$3,128.1	68.4%
2	BBB	1,156.4	24.2	1,119.9	24.5
3-4	BB, B	166.7	3.5	144.6	3.1
5-6	CCC or Lower	205.2	4.3	182.4	4.0
Total Investments in Fixed Maturities		$4,777.6	100.0%	$4,575.0	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $5.6 million and $5.5 million at December 31, 2014 and 2013, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2014 and 2013:

	Dec 31, 2014		Dec 31, 2013
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$345.5	5.4%	$362.2	5.9%
States and Political Subdivisions:
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	85.4	1.3	162.6	2.6
States	644.6	10.0	629.1	10.2
Political Subdivisions	141.1	2.2	128.1	2.1
Revenue Bonds	606.0	9.4	441.2	7.2
Total Investments in Governmental Fixed Maturities	$1,822.6	28.3%	$1,723.2	28.0%
The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds and U.S. Treasury bills. At December 31, 2014, the Company had $150.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities, $161.1 million invested in money market funds which primarily invest in U.S. Treasury securities and $8.4 million of U.S. Treasury bills. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2014 and 2013:

	Dec 31, 2014		Dec 31, 2013
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,247.4	19.4%	$1,196.9	19.5%
Finance, Insurance and Real Estate	785.6	12.2	767.9	12.5
Transportation, Communication and Utilities	312.9	4.9	306.7	5.0
Services	305.0	4.7	277.5	4.5
Mining	139.7	2.2	143.1	2.3
Retail Trade	74.5	1.2	75.6	1.2
Wholesale Trade	69.7	1.1	60.7	1.0
Agriculture, Forestry and Fishing	15.3	0.2	18.8	0.3
Other	4.9	0.1	4.6	0.1
Total Investments in Non-governmental Fixed Maturities	$2,955.0	46.0%	$2,851.8	46.4%
Seventy-nine companies comprised more than 75% of the Company’s fixed maturity exposure to the Manufacturing industry at December 31, 2014, with the largest single exposure, Merck & Co. Inc., comprising 2.6%, or $32.6 million, of the Company’s fixed maturity exposure to such industry. Forty companies comprised more than 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at December 31, 2014, with the largest single exposure, Massachusetts Mutual Life Insurance Company, comprising 4.6%, or $36.2 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest exposures, excluding investments in U.S. Government and Government Agencies and Authorities, pre-refunded municipal bonds and Short-term Investments, at December 31, 2014.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$96.7	1.5%
Ohio	79.4	1.2
Michigan	68.7	1.1
Florida	65.1	1.0
Georgia	64.2	1.0
Colorado	60.2	0.9
Wisconsin	59.9	0.9
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	70.3	1.1
iShares® Core S&P 500 ETF	53.4	0.8
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	63.5	1.0
Total	$681.4	10.5%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2014 and 2013 is presented below:

	Unfunded Commitment	Reported Value in Millions
Asset Class	Dec 31, 2014	Dec 31, 2014	Dec 31, 2013
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$93.0	$126.1
Secondary Transactions	17.7	48.9	54.0
Mezzanine Debt	15.0	27.0	46.0
Growth Equity	—	5.3	7.8
Senior Debt	4.9	5.0	7.5
Leveraged Buyout	0.1	3.9	3.7
Other	—	1.7	—
Total Equity Method Limited Liability Investments	37.7	184.8	245.1
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	61.9	69.7	63.8
Senior Debt	17.7	21.4	15.0
Distressed Debt	1.6	18.2	14.4
Secondary Transactions	12.5	15.6	13.7
Hedge Fund	—	9.1	12.5
Leveraged Buyout	2.5	8.0	9.9
Real Estate	—	—	6.3
Other	1.7	44.2	38.3
Total Reported as Other Equity Interests at Fair Value	97.9	186.2	173.9
Reported as Fair Value Option Investments:
Hedge Fund	—	53.3	—
Total Investments in Limited Liability Companies and Limited Partnerships	$135.6	$424.3	$419.0
The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities, including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of its investments in the limited liability investment companies and limited partnerships noted above.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

WRITE-OFF OF LONG-LIVED ASSET
In September 2014, certain members of management of the Company participated in discussions with the product leadership team of a software vendor that is developing computer software for the Company’s Property & Casualty Insurance segment. Over the course of these meetings, the vendor’s team signaled likely changes in the strategic direction for the vendor’s product offerings in the property and casualty insurance market, including the software being developed for the Company, as well as the vendor’s related marketing strategy. The Company determined on September 30, 2014 that it was no longer probable that certain software will be completed and/or fully implemented. Accordingly, the Company recorded a charge of $54.6 million before taxes to write off such software.

INTEREST AND OTHER EXPENSES
Interest and Other Expenses was $91.7 million, $100.5 million and $85.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense in 2013 and 2012, was $46.9 million, $38.1 million and $37.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Other Corporate Expenses were $44.8 million, $62.4 million and $47.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Other Corporate Expenses decreased by $17.6 million for the year ended December 31, 2014, compared to 2013, due primarily to lower postretirement benefit costs. Other Corporate Expenses increased by $14.5 million for the year ended December 31, 2013, compared to 2012, due primarily to higher postretirement benefit costs and compensation expense.
As shown in Note 15, “Pension Benefits,” the Company recognized an actuarial loss of $108.8 million related to its qualified defined benefit pension plan in 2014. The Accumulated Actuarial Loss included in Accumulated Other Comprehensive Income (“AOCI”) for such plan was $178.6 million at December 31, 2014. The actuarial loss in 2014 was due primarily to a reduction in the discount rate assumed and a change in the mortality rate assumed as a result of adopting newly-published mortality tables. Amortization of the Accumulated Actuarial Loss is anticipated to increase pension expense by $13.3 million in 2015, compared to 2014.
INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $25.6 million, $30.1 million and $39.8 million in 2014, 2013 and 2012, respectively. State income tax expense, net of federal benefit, from continuing operations was $0.6 million, $0.2 million and $0.8 million in 2014, 2013 and 2012, respectively.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate for the year ended December 31, 2012 due primarily to the net effects of state income taxes. State income tax, net of federal taxes, from discontinued operations was $0.7 million of expense for the year ended December 31, 2012.
LIQUIDITY AND CAPITAL RESOURCES
Debt
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. Kemper did not borrow under its credit agreements during 2014, 2013 and 2012. There were no outstanding borrowings under the credit agreement at December 31, 2014, and accordingly, $225.0 million was available for future borrowings.
The outstanding principal balance of Kemper’s debt was $760 million at December 31, 2014, of which $250 million is scheduled to mature on November 30, 2015 (the “2015 Debt”), $360 million is scheduled to mature on May 15, 2017 (the “2017 Debt”) and $150 million is scheduled to mature on February 27, 2054 (the “2054 Debt”). The 2015 Debt and 2017 Debt are currently redeemable at Kemper’s option at specified redemption prices. The 2054 Debt was issued in 2014 and is subordinated to the 2015 Debt and 2017 Debt. Kemper cannot redeem the 2054 Debt prior to February 27, 2019 unless certain tax or rating agency events have occurred. With respect to 2015 Debt, Kemper is evaluating various repayment alternatives,

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
including using existing resources to repay such debt at or before maturity, or refinancing it at or prior to maturity. See Note 6, “Debt,” to the Consolidated Financial Statements for additional information regarding Kemper’s debt.
United Insurance and Trinity are members of the Federal Home Loan Bank (“FHLB”) of Chicago and the FHLB of Dallas, respectively. As members, they are permitted to obtain extensions of credit (“FHLB Advances”) from their respective FHLB. The amount of FHLB Advances that may be obtained as of any particular date is based on a multiple of the amount of capital stock in the FHLB that has been purchased by a company as of such date. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2014 or December 31, 2013.
Subsidiary Dividends
Under various state insurance laws, Kemper’s insurance subsidiaries may pay dividends without obtaining prior regulatory approval based upon levels of statutory capital and surplus and/or net income, as defined by the applicable state law. Kemper’s direct insurance subsidiaries paid dividends of $217.5 million, $95.0 million and $95.0 million to Kemper in 2014, 2013 and 2012, respectively. In 2015, Kemper estimates that its direct insurance subsidiaries would be able to pay $218 million in dividends to Kemper without prior regulatory approval. In addition, Kemper is considering requesting approval from regulators for one of its insurance subsidiaries to pay an extraordinary dividend of up to $100 million.
On July 25, 2013, Kemper’s subsidiary, One East Wacker LLC (“One East”), sold the building where Kemper’s corporate offices are headquartered for a gain of $43.6 million before taxes. In connection with the sale, Kemper entered into a long-term operating lease for five floors of the 41-story office building, with naming and signage rights. One East’s proceeds from the sale before taxes, net of repayment of a $45 million mortgage held by Trinity and an advance of $4.0 million from Kemper, and payment of other transaction costs and liabilities, were approximately $50 million. In 2013, One East distributed $48 million of its capital in cash to Kemper. In 2012, Fireside Auto Finance distributed $20 million of its capital to its then parent company, Fireside Securities Corporation, which then, in turn, distributed the same amount to its parent company, Kemper. The undistributed net assets of Kemper’s non-insurance subsidiaries was not material at December 31, 2014.
Acquisition of Alliance United Group
On December 10, 2014, Kemper entered into a definitive agreement to acquire Alliance United Group and its wholly-owned subsidiaries, AUIC and AUIS, in a cash transaction valued at approximately $70 million. Kemper expects to close the transaction in the first half of 2015, subject to approvals by insurance regulators and the satisfaction of other customary closing conditions. Following the closing of the transaction, Kemper plans to contribute approximately $75 million of capital to support AUIC’s book of business.
Common Stock Repurchases and Dividends to Shareholders
On August 6, 2014, the Board of Directors approved the 2014 Repurchase Program under which Kemper is authorized to repurchase up to $300 million of its common stock and terminated Kemper’s remaining authorization under the 2011 Repurchase Program.
During 2014, Kemper repurchased approximately 3.2 million shares of its common stock at an aggregate cost of $115.5 million in open market transactions under the two repurchase programs. The Company had $291.0 million of remaining capacity under the 2014 Repurchase Program at December 31, 2014. During 2013, Kemper repurchased approximately 3.0 million shares of its common stock at an aggregate cost of $100.4 million in open market transactions under the 2011 Repurchase Program. During 2012, Kemper repurchased approximately 2.0 million shares of its common stock at an aggregate cost of $60.7 million in open market transactions under the 2011 Repurchase Program.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2014. Dividends paid were $51.8 million for the year ended December 31, 2014.
Sources of Funds
Kemper directly held cash and investments totaling $330.3 million at December 31, 2014, compared to $156.7 million at December 31, 2013. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, the purchase of Alliance United Group and additional capitalization of AUIC, and the payment of interest

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to application of state unclaimed property laws and related insurance claims handling practices could result in changes in themanner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or remittance of such benefits to beneficiaries or the states under their unclaimed property laws relative to what is currently contemplated by Kemper. See Item 1A., “Risk Factors,” under the caption “Unclaimed Property Risk Factor” MD&A, “Life & Health Insurance,” and Note 22, “Contingencies,” to the Consolidated Financial Statements for additional information about these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in realized investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities increased by $11.5 million for the year ended December 31, 2014, compared to 2013. Net Cash Provided by Operating Activities increased by $56.4 million for the year ended December 31, 2013, compared to 2012.
Net Cash Used by Financing Activities decreased by $137.0 million for the year ended December 31, 2014, compared to 2013, due primarily to net proceeds of $144.0 million related to the issuance of the 2054 Subordinated Debentures. Kemper used $114.0 million of cash during 2014 to repurchase shares of its common stock, compared to $100.4 million of cash used to repurchase shares of its common stock in 2013. Kemper used $51.8 million of cash to pay dividends for the year ended December 31, 2014, compared to $54.9 million of cash used to pay dividends in 2013. The quarterly dividend rate was $0.24 per common share for each quarter of 2014 and 2013.
Net Cash Used by Financing Activities increased by $42.3 million for the year ended December 31, 2013, compared to 2012. Kemper used $100.4 million of cash during 2013 to repurchase shares of its common stock, compared to $60.7 million of cash used to repurchase shares of its common stock in 2012. Kemper used $54.9 million of cash to pay dividends in 2013, compared to $56.9 million of cash used to pay dividends in 2012. The quarterly dividend rate was $0.24 per common share for each quarter of 2013 and 2012.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities increased by $109.1 million for the year ended December 31, 2014, compared to 2013. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $20.7 million in 2014. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $80.1 million in 2013. Sales of Equity Securities exceeded Purchases of Equity Securities by $10.1 million in 2014. Purchases of Equity Securities exceeded Sales of Equity Securities by $31.3 million for in 2013. Purchases of Fair Value Option Investments exceeded Sales of Fair Value Option Investments by $54.0 million in 2014. There were no purchases or sales of Fair Value Option Investments in 2013. In 2014, the Company made an initial purchase of $33.5 million of Corporate-owned Life Insurance. There were no purchases or sales of Corporate-owned Life Insurance for the same period in 2013. Cash provided by the sale of investment real estate was $0.9 million in 2014 compared to $102.7 million in 2013. Net cash used by acquisitions of short-term investments was $63.9 million in 2014, compared to net cash of $41.8 million provided by dispositions of short-term investments in 2013.

Net Cash Provided by Investing Activities increased by $111.0 million for the year ended December 31, 2013, compared to 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $80.1 million in 2013. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $41.8 million in 2012. Purchases of Equity Securities exceeded Sales of Equity

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Securities by $31.3 million in 2013. Purchases of Equity Securities exceeded Sales of Equity Securities by $66.9 million in 2012. Cash provided by the sale of investment real estate was $102.7 million in 2013 compared to $6.0 million in 2012. Net cash provided by dispositions of short-term investments was $41.8 million in 2013, compared to net cash of $80.0 million used by acquisitions of short-term investments in 2012. Net proceeds from the sale of FAF’s inactive loan portfolio provided $16.7 million of cash in 2012.
OFF–BALANCE SHEET ARRANGEMENTS
The Company has no material obligations under guarantee contracts. The Company has no material retained or contingent interests in assets transferred to an unconsolidated entity. The Company has no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. The Company has no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the Company. Accordingly, the Company has no material off–balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2014 are as follows:

DOLLARS IN MILLIONS	Jan 1, 2015 To Dec 31, 2015	Jan 1, 2016 To Dec 31, 2017	Jan 1, 2018 To Dec 31, 2019	After Dec 31, 2019	Total
Long Term Debt Obligations	$250.0	$360.0	$—	$150.0	$760.0
Capital Lease Obligations	1.9	2.5	0.1	—	4.5
Operating Lease Obligations	16.5	27.0	16.7	19.1	79.3
Purchase Obligations	20.9	27.5	13.0	0.3	61.7
Life and Health Insurance Policy Benefits	263.3	447.6	428.1	6,111.1	7,250.1
Property and Casualty Insurance Reserves	388.5	238.7	55.3	51.4	733.9
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	48.1	51.9	22.2	379.1	501.3
Total Contractual Obligations	$989.2	$1,155.2	$535.4	$6,711.0	$9,390.8
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $3.8 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2014.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $152.9 million at December 31, 2014. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $7.2 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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
Valuation of Investments
The reported value of the Company’s investments was $6,439.7 million at December 31, 2014, of which $5,468.0 million, or 85%, was reported at fair value, $184.8 million, or 3%, was reported under the equity method of accounting, $283.4 million, or 4%, was reported at unpaid principal balance and $503.5 million, or 8%, was reported at cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchal framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $5,468.0 million at December 31, 2014, of which $4,754.1 million, or 87%, were investments that were based on quoted market prices or significant value drivers that are observable and $713.9 million, or 13%, were investments where at least one significant value driver was unobservable. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2014 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading or for financial instruments for which a company has elected the fair value option method of accounting, a company is required to recognize changes in the fair values into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments classified as trading were $4.9 million at December 31, 2014. Both the reported and fair values of the Company’s investments accounted for under the fair value option method of accounting were $53.3 million at December 31, 2014. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2014. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized to income during the period, but rather are recognized as a separate component of AOCI until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2014. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities at December 31, 2014 are reported at fair value with changes in fair value reported in AOCI until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.
Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2014, would have increased by $151.2 million.

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
Changes in these factors from their December 31, 2014 evaluation date could result in the Company determining that a temporary decline in the fair value of an investment held and evaluated at December 31, 2014 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $733.9 million and $843.5 million of gross loss and LAE reserves at December 31, 2014 and 2013, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS	2014	2013
Business Segments:
Property & Casualty Insurance	651.1	742.6
Life & Health Insurance	4.5	5.3
Total Business Segments	655.6	747.9
Discontinued Operations	70.2	83.0
Unallocated Reserves	8.1	12.6
Total Property and Casualty Insurance Reserves	$733.9	$843.5
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s discontinued operations are predominantly long-tailed

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
exposures, $28.4 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2014.
The Company’s actuaries generally estimate reserves at least quarterly for most product lines and/or coverage levels using accident quarters spanning 10 or more years, depending on the size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies, including, but not limited to, the following:

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
For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point selected by the Company’s actuaries, using their professional judgment, that takes into consideration each of the points produced by the several loss reserving estimation methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss development methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss development methodology and begin to give more weight to the paid loss development methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted toward the incurred loss development methodology, particularly for short-tail lines such as personal automobile insurance. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for short-tail lines, especially in the more recent accident quarters, compared with the paid loss

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
development methodology. However, in some circumstances changes can occur which impact numerous variables, including, but not limited to, those variables identified below that are difficult to quantify and/or impact the predictive value of prior development patterns relied upon in the incurred loss development methodology and paid loss development methodology. In those circumstances, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial estimation methodologies. In those circumstances, the Company’s actuaries, using their professional judgment, may place more weight on the adjusted loss reserving estimation methodologies or other generally accepted actuarial estimation methodologies until the newer development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted loss reserving estimation methodologies. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.
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
Estimated Variability of Property and Casualty Insurance Reserves
The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. Development for the years ended December 31, 2014, 2013 and 2012, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2014	2013	2012
Continuing Operations:
Property & Casualty Insurance:
Personal Automobile Insurance	$31.6	$30.1	$(2.1)
Homeowners Insurance	14.8	20.1	11.7
Commercial Automobile Insurance	2.6	3.0	12.6
Other Personal Lines	5.4	4.8	2.7
Life & Health Insurance:
Property	(0.9)	1.8	0.3
Total Favorable Development from Continuing Operations, Net	53.5	59.8	25.2
Discontinued Operations	3.6	4.8	6.3
Total Favorable Development, Net	$57.1	$64.6	$31.5
See MD&A, “Loss and LAE Reserve Development,” “Property & Casualty Insurance,” and “Life & Health Insurance,” for further information on development reported in the Consolidated Financial Statements.
Although development will emerge in all of the Company’s product lines, development in the Company’s personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for personal automobile insurance losses and LAE to changes in the cumulative development factors, for each quarterly evaluation point the Company’s actuaries calculated the variability of cumulative development factors observed in the incurred loss development methodology using one standard deviation. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves under the incurred development method for personal automobile insurance. Assuming that the Company’s personal automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and the variability in the cumulative development factors occurred within one standard deviation, the Company estimates that the Company’s personal automobile insurance loss and LAE reserves could have varied by $57.2 million in either direction at December 31, 2014 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2014 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
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
Pension Benefit Obligations
The process of estimating the Company’s pension benefit obligations and pension benefit costs is inherently uncertain and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of the Company’s pension benefit obligations and pension costs are:

•	Estimated mortality of the participants and beneficiaries eligible for benefits;

•	Estimated expected long-term rates of returns on investments;

•	Estimated compensation increases;

•	Estimated employee turnover; and

•	Estimated rate used to discount the expected benefit payment to a present value.
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2014. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2014 by $100.1 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2014 by $85.7 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2014 by $5.0 million, while a one–percentage point increase in the rate would decrease pension expense by $5.0 million for the same period.
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
All recently issued accounting pronouncements with effective dates prior to January 1, 2015 have been adopted by the Company. There were no adoptions in 2014 that had a material impact on the Consolidated Financial Statements. All other recently issued accounting pronouncements with effective dates after December 31, 2014 are not expected to have a material impact on the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information About Market Risk
The Company’s consolidated balance sheets include four types of financial instruments subject to the material market risk disclosures required by the SEC:

1.	Investments in Fixed Maturities;

2.	Investments in Equity Securities;

3.	Fair Value Option Investments; and

4.	Debt.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2014 and 2013 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2014 and 2013. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2014 and 2013. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2014 and 2013, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.00 and 0.94 at December 31, 2014 and 2013, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2014 and 2013, and weighted on the fair value of such securities at December 31, 2014 and 2013, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2014 and 2013. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.16 at December 31, 2014, which was calculated for each hedge fund in the portfolio and weighted on the respective fair value of each of the hedge funds.

Quantitative Information About Market Risk (Continued)
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2014 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,777.6	$(317.5)	$—	$(317.5)
Investments in Equity Securities	632.2	(9.1)	(153.4)	(162.5)
Fair Value Option Investments	53.3	—	(2.6)	(2.6)
LIABILITIES
Debt	$804.4	$22.8	$—	$22.8
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2013 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,575.0	$(300.0)	$—	$(300.0)
Investments in Equity Securities	598.5	(13.0)	(119.7)	(132.7)
LIABILITIES
Debt	$667.1	$17.4	$—	$17.4
The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is uniform across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities and fair value option portfolios and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities and fair value option portfolios. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes of market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2014	2013
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2014 - $4,341.7; 2013 - $4,370.5)	$4,777.6	$4,575.0
Equity Securities at Fair Value (Cost: 2014 - $561.5; 2013 - $530.0)	632.2	598.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	184.8	245.1
Fair Value Option Investments	53.3	—
Short-term Investments at Cost which Approximates Fair Value	342.2	284.7
Other Investments	449.6	448.0
Total Investments	6,439.7	6,151.3
Cash	76.1	66.5
Receivables from Policyholders	295.3	331.6
Other Receivables	187.0	193.1
Deferred Policy Acquisition Costs	303.3	302.9
Goodwill	311.8	311.8
Deferred Income Tax Assets	—	31.8
Other Assets	220.2	267.4
Total Assets	$7,833.4	$7,656.4
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,273.7	$3,217.5
Property and Casualty	733.9	843.5
Total Insurance Reserves	4,007.6	4,061.0
Unearned Premiums	536.9	598.9
Liabilities for Income Taxes	36.5	8.3
Debt at Amortized Cost (Fair Value: 2014 - $804.4; 2013 - $667.1)	752.1	606.9
Accrued Expenses and Other Liabilities	409.6	329.8
Total Liabilities	5,742.7	5,604.9
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 52,418,246 Shares Issued and Outstanding at December 31, 2014 and 55,653,437 Shares Issued and Outstanding at December 31, 2013	5.2	5.6
Paid-in Capital	660.1	694.8
Retained Earnings	1,202.7	1,215.8
Accumulated Other Comprehensive Income	222.7	135.3
Total Shareholders’ Equity	2,090.7	2,051.5
Total Liabilities and Shareholders’ Equity	$7,833.4	$7,656.4

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2014	2013	2012
Revenues:
Earned Premiums	$1,862.2	$2,025.8	$2,107.1
Net Investment Income	309.1	314.7	295.9
Other Income	1.4	0.8	0.8
Net Realized Gains on Sales of Investments	39.1	99.1	65.4
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(15.2)	(15.8)	(7.2)
Portion of Losses Recognized in Other Comprehensive Income	—	1.9	0.3
Net Impairment Losses Recognized in Earnings	(15.2)	(13.9)	(6.9)
Total Revenues	2,196.6	2,426.5	2,462.3
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,261.7	1,357.2	1,582.1
Insurance Expenses	628.4	654.4	672.3
Write-off of Long-lived Asset	54.6	—	—
Interest and Other Expenses	91.7	100.5	85.5
Total Expenses	2,036.4	2,112.1	2,339.9
Income from Continuing Operations before Income Taxes	160.2	314.4	122.4
Income Tax Expense	(47.6)	(99.9)	(30.6)
Income from Continuing Operations	112.6	214.5	91.8
Income from Discontinued Operations	1.9	3.2	11.6
Net Income	$114.5	$217.7	$103.4
Income from Continuing Operations Per Unrestricted Share:
Basic	$2.08	$3.75	$1.55
Diluted	$2.08	$3.74	$1.54
Net Income Per Unrestricted Share:
Basic	$2.12	$3.81	$1.75
Diluted	$2.12	$3.80	$1.74
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2014	2013	2012
Net Income	$114.5	$217.7	$103.4

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	234.6	(362.8)	96.7
Foreign Currency Translation Adjustments	(1.0)	0.2	1.6
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(98.5)	86.6	(13.2)
Other Comprehensive Income (Loss) Before Income Taxes	135.1	(276.0)	85.1
Other Comprehensive Income Tax Benefit (Expense)	(47.7)	98.6	(30.4)
Other Comprehensive Income (Loss)	87.4	(177.4)	54.7
Total Comprehensive Income	$201.9	$40.3	$158.1

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2014	2013	2012
Operating Activities:
Net Income	$114.5	$217.7	$103.4
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Decrease (Increase) in Deferred Policy Acquisition Costs	(0.4)	0.5	(9.4)
Amortization of Life VIF and P&C Customer Relationships	7.2	8.3	8.0
Equity in Earnings of Equity Method Limited Liability Investments	(9.0)	(26.4)	(9.3)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	21.7	15.4	15.4
Decrease in Value of Fair Value Option Investments reported in Investment Income	0.7	—	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	15.4	16.2	15.2
Net Realized Gains on Sales of Investments	(39.1)	(99.1)	(65.4)
Net Impairment Losses Recognized in Earnings	15.2	13.9	6.9
Gain on Sale of Portfolio of Automobile Loan Receivables	—	—	(12.9)
Benefit for Loan Losses	—	—	(2.0)
Depreciation of Property and Equipment	16.0	17.4	15.3
Write-off of Long-lived Asset	54.6	—	—
Decrease in Other Receivables	46.2	43.5	13.9
Decrease in Insurance Reserves	(54.7)	(72.5)	(1.1)
Decrease in Unearned Premiums	(62.0)	(52.0)	(15.2)
Change in Income Taxes	11.2	57.9	(14.9)
Decrease in Accrued Expenses and Other Liabilities	(20.3)	(54.8)	(15.6)
Other, Net	16.4	36.1	33.4
Net Cash Provided by Operating Activities	133.6	122.1	65.7
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	573.7	664.4	914.4
Purchases of Fixed Maturities	(553.0)	(744.5)	(872.6)
Sales of Equity Securities	245.3	182.1	70.8
Purchases of Equity Securities	(235.2)	(213.4)	(137.7)
Acquisition and Improvements of Investment Real Estate	(2.1)	(5.4)	(5.5)
Sales of Investment Real Estate	0.9	102.7	6.0
Sales of and Return of Investment of Equity Method Limited Liability Investments	55.2	31.3	56.0
Acquisitions of Equity Method Limited Liability Investments	(21.4)	(20.5)	(31.0)
Sales of Fair Value Option Investments	6.9	—	—
Purchases of Fair Value Option Investments	(60.9)	—	—
Decrease (Increase) in Short-term Investments	(63.9)	41.8	(80.0)
Receipts from Automobile Loan Receivables	—	—	2.0
Net Proceeds from Sale of Portfolio of Automobile Loan Receivables	—	—	16.7
Disposition of Business, Net of Cash Disposed	8.9	3.8	—
Increase in Other Investments	(8.0)	(9.1)	(12.4)
Purchase of Corporate-owned Life Insurance	(33.5)	—	—
Acquisition of Software	(11.3)	(15.2)	(26.5)
Other, Net	(5.9)	(13.2)	(6.4)
Net Cash Provided (Used) by Investing Activities	(104.3)	4.8	(106.2)
Financing Activities:
Net Proceeds from Issuance of Subordinated Debentures	144.0	—	—
Repayments of Debt	—	(5.5)	—
Common Stock Repurchases	(114.0)	(100.4)	(60.7)
Dividends and Dividend Equivalents Paid	(51.8)	(54.9)	(56.9)
Cash Exercise of Stock Options	0.5	1.7	1.3
Other, Net	1.6	2.4	1.9
Net Cash Used by Financing Activities	(19.7)	(156.7)	(114.4)
Increase (Decrease) in Cash	9.6	(29.8)	(154.9)
Cash, Beginning of Year	66.5	96.3	251.2
Cash, End of Year	$76.1	$66.5	$96.3
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2014, 2013 and 2012
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2011	60.3	$6.0	$743.9	$1,108.7	$258.0	$2,116.6
Net Income	—	—	—	103.4	—	103.4
Other Comprehensive Income (Note 11)	—	—	—	—	54.7	54.7
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(56.9)	—	(56.9)
Repurchases of Common Stock	(2.0)	(0.2)	(24.9)	(35.6)	—	(60.7)
Equity-based Compensation Cost (Note 9)	—	—	5.8	—	—	5.8
Equity-based Awards, Net of Shares Exchanged (Note 9)	0.2	—	0.2	(1.4)	—	(1.2)
BALANCE, DECEMBER 31, 2012	58.5	$5.8	$725.0	$1,118.2	$312.7	$2,161.7
Net Income	—	—	—	217.7	—	217.7
Other Comprehensive Loss (Note 11)	—	—	—	—	(177.4)	(177.4)
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(54.9)	—	(54.9)
Repurchases of Common Stock	(3.0)	(0.2)	(36.8)	(63.4)	—	(100.4)
Equity-based Compensation Cost (Note 9)	—	—	5.5	—	—	5.5
Equity-based Awards, Net of Shares Exchanged (Note 9)	0.2	—	1.1	(1.8)	—	(0.7)
BALANCE, DECEMBER 31, 2013	55.7	$5.6	$694.8	$1,215.8	$135.3	$2,051.5
Net Income	—	—	—	114.5	—	114.5
Other Comprehensive Income (Note 11)	—	—	—	—	87.4	87.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(51.8)	—	(51.8)
Repurchases of Common Stock	(3.2)	(0.4)	(40.2)	(74.9)	—	(115.5)
Equity-based Compensation Cost (Note 9)	—	—	6.4	—	—	6.4
Equity-based Awards, Net of Shares Exchanged (Note 9)	(0.1)	—	(0.9)	(0.9)	—	(1.8)
BALANCE, DECEMBER 31, 2014	52.4	$5.2	$660.1	$1,202.7	$222.7	$2,090.7

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
In the first quarter of 2014, the Company realigned its property and casualty insurance businesses. As a result of the realignment, the property and casualty insurance businesses are being reported as a single business segment named the Property & Casualty Insurance segment. The Company has reclassified certain prior-year amounts in its segment results in the Consolidated Financial Statements to conform to the current year presentation.
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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities, Fair Value Option Investments, Short-term Investments, Trading Securities and Debt are estimated using a hierarchal framework which prioritizes and ranks market price observability. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could actually be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim costs to differ from the estimated reserve. Changes in such estimates may be material and would be recognized in the Consolidated Financial Statements when such estimates change.
The process of determining whether an asset is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Projections are inherently uncertain, and, accordingly, actual future cash flows may differ materially from projected cash flows. As a result, the Company’s assessment of the impairment of long-lived assets is susceptible to the risk inherent in making such projections.
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES
Investments
Investments in Fixed Maturities include bonds, notes and redeemable preferred stocks. Investments in Fixed Maturities are classified as available for sale and reported at fair value. Net Investment Income, including amortization of purchased premiums and accretion of market discounts, on Investments in Fixed Maturities is recognized as interest over the period that it is earned using the effective yield method.
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
Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities and equity securities classified as available for sale is reported in AOCI included in Shareholders’ Equity.

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
Fair Value Option Investments include investments in certain hedge funds, which the Company has elected the fair value option (“FVO”) to account for such investments. Under the FVO method of accounting, the Company reports changes in the fair value of such investments in Net Investment Income in the Consolidated Statement of Income. The hedge funds are designed to preserve liquidity, while providing higher returns than Kemper would otherwise expect to earn had it invested in other short-term investments.
Short-term Investments include fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and repurchase agreements. Short-term Investments are reported at cost, which approximates fair value.
Other Investments primarily include loans to policyholders and real estate. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Real estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment loss on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows as well as the fair value, or, in the case of a property classified as held for sale, when the carrying value exceeds the fair value, net of costs to sell.
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
Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those cases, the fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level of input that is significant to the entire measurement. Such determination requires significant management judgment. However, in accordance with GAAP, the Company is not permitted to use management judgment to adjust quoted market prices in an active market.
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
Insurance Reserves
Reserves for losses and LAE on property and casualty insurance coverage and health insurance coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported (“IBNR”) losses. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of Income in the period of change. Changes in such estimates may be material.
For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method using assumptions as of the issue date for mortality, interest, policy lapses and expenses, including provisions for adverse mortality. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Insurance Reserves for life insurance products also includes an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for IBNR life insurance claims. Except when required by applicable law, the Company does not utilize a database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File”) in its operations, including to determine its IBNR liability for life insurance products. Instead of using such a database, the Company calculates its IBNR liability for life insurance products using Company-specific historical information, which includes analyzing average paid claims and the average lag between date of death and the date reported to the Company for claims that due proof of death has been provided.
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income.
Other Assets
Other Assets primarily include property and equipment, internal use software, insurance licenses acquired in business combinations, the value of other intangible assets acquired, corporate-owned life insurance and prepaid expenses. Property and equipment is depreciated over the useful lives of the assets, generally using the straight-line or double declining balance methods of depreciation depending on the asset involved. Internal use software is primarily amortized over the useful life of the asset using the straight-line method of amortization. Write-off of Long-lived Asset for the year ended December 31, 2014 was a charge of $54.6 million to write off certain software that the Company determined that it was no longer probable that the software would be fully implemented. Insurance licenses acquired in business combinations and other indefinite life intangibles are not amortized, but rather tested periodically for recoverability. Insurance Expenses for the year ended December 31, 2013 includes a charge of $1.4 million to write down the value of insurance licenses acquired for one of Kemper’s insurance subsidiaries to its estimated fair value. Corporate-owned life insurance is reported at cash surrender value with changes due to cost of insurance and investment experience reported in Other Income in the Consolidated Statements of Income.
The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF was $36.5 million and $41.2 million at December 31, 2014 and 2013, respectively. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $4.2 million in 2015, $3.7 million in 2016, $3.2 million in 2017, $2.9 million in 2018 and $2.4 million in 2019. The Company evaluates the Life VIF for recoverability annually.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Customer Relationships Acquired (“P&C Customer Relationships”) based on the present value of estimated future cash flows from the customer relationships acquired. P&C Customer Relationships was $13.3 million and $15.8 million at December 31, 2014 and

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
2013, respectively. P&C Customer Relationships is amortized using the effective interest method. P&C Customer Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
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
Adoption of New Accounting Standards
All recently issued accounting pronouncements with effective dates prior to January 1, 2015 have been adopted by the Company. There were no adoptions in 2014 that had a material impact on the Consolidated Financial Statements. All other

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
recently issued accounting pronouncements with effective dates after December 31, 2014 are not expected to have a material impact on the Consolidated Financial Statements.

NOTE 3. INVESTMENTS
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2014 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$315.2	$32.3	$(2.0)	$345.5
States and Political Subdivisions	1,352.5	126.4	(1.8)	1,477.1
Corporate Securities:
Bonds and Notes	2,599.3	294.3	(15.1)	2,878.5
Redeemable Preferred Stocks	5.9	0.8	—	6.7
Collateralized Loan Obligations	64.9	0.3	(0.8)	64.4
Other Mortgage- and Asset-backed	3.9	1.5	—	5.4
Investments in Fixed Maturities	$4,341.7	$455.6	$(19.7)	$4,777.6
Included in the fair value of Mortgage and Asset-backed investments at December 31, 2014 are $3.9 million of collateralized debt obligations, $1.3 million of non-governmental residential mortgage-backed securities and $0.2 million of other asset-backed securities.
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
Included in the fair value of Mortgage and Asset-backed investments at December 31, 2013 are $4.6 million of collateralized debt obligations, $1.2 million of non-governmental residential mortgage-backed securities and $0.2 million of other asset-backed securities.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2014 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$51.0	$52.7
Due after One Year to Five Years	769.6	820.2
Due after Five Years to Ten Years	1,340.7	1,398.0
Due after Ten Years	1,979.4	2,294.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	201.0	212.4
Investments in Fixed Maturities	$4,341.7	$4,777.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2014 consisted of securities issued by the Government National Mortgage Association with a fair value of $133.1 million, securities issued by the Federal National Mortgage Association with a fair value of $9.2 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.3 million and securities of other non-governmental issuers with a fair value of $69.8 million.
There were no unsettled purchases or sales of Investments in Fixed Maturities at December 31, 2014. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2013. Other Receivables at December 31, 2013 includes a receivable of $2.5 million primarily from sales of Investments in Fixed Maturities that settled in January 2014.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2014 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$85.5	$5.2	$(1.0)	$89.7
Other Industries	16.3	3.5	—	19.8
Common Stocks:
Manufacturing	43.4	14.9	(1.1)	57.2
Other Industries	60.8	16.2	(0.4)	76.6
Other Equity Interests:
Exchange Traded Funds	195.2	8.2	(0.7)	202.7
Limited Liability Companies and Limited Partnerships	160.3	27.7	(1.8)	186.2
Investments in Equity Securities	$561.5	$75.7	$(5.0)	$632.2
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2013 were:

DOLLARS IN MILLIONS		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.4	$2.9	$(2.5)	$85.8
Other Industries	20.1	4.4	(0.1)	24.4
Common Stocks:
Manufacturing	83.4	21.3	(0.1)	104.6
Other Industries	68.8	17.0	(0.9)	84.9
Other Equity Interests:
Exchange Traded Funds	122.0	3.9	(1.0)	124.9
Limited Liability Companies and Limited Partnerships	150.3	25.2	(1.6)	173.9
Investments in Equity Securities	$530.0	$74.7	$(6.2)	$598.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2014 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$24.9	$(0.7)	$55.5	$(1.3)	$80.4	$(2.0)
States and Political Subdivisions	1.0	—	126.3	(1.8)	127.3	(1.8)
Corporate Securities:
Bonds and Notes	250.4	(5.1)	360.5	(10.0)	610.9	(15.1)
Collateralized Loan Obligations	51.2	(0.7)	3.4	(0.1)	54.6	(0.8)
Other Mortgage- and Asset-backed	—	—	0.4	—	0.4	—
Total Fixed Maturities	327.5	(6.5)	546.1	(13.2)	873.6	(19.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	7.5	(0.1)	12.1	(0.9)	19.6	(1.0)
Other Industries	—	—	0.5	—	0.5	—
Common Stocks:
Manufacturing	15.1	(1.1)	—	—	15.1	(1.1)
Other Industries	4.2	(0.4)	1.0	—	5.2	(0.4)
Other Equity Interests:
Exchange Traded Funds	14.9	(0.1)	14.4	(0.6)	29.3	(0.7)
Limited Liability Companies and Limited Partnerships	54.4	(1.5)	6.6	(0.3)	61.0	(1.8)
Total Equity Securities	96.1	(3.2)	34.6	(1.8)	130.7	(5.0)
Total	$423.6	$(9.7)	$580.7	$(15.0)	$1,004.3	$(24.7)
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2014, were $19.7 million, of which $13.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2014 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the headings “Less Than 12 Months” or “12 Months or Longer.” Investment-grade fixed maturity investments comprised $14.1 million and below-investment-grade fixed maturity investments comprised $5.6 million of the unrealized losses on investments in fixed maturities at December 31, 2014. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2014, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2014 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2014 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2014.

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
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2013, were $79.7 million, of which $9.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2013 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” Included in the preceding table under the heading “12 Months or Longer” there were unrealized losses of $0.3 million at December 31, 2013 related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $74.2 million and below-investment-grade fixed maturity investments comprised $5.5 million of the unrealized losses on investments in fixed maturities at December 31, 2013. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At December 31, 2013, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2013 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
The Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2013 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
impairment. Based on Company’s evaluations, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2013.
The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2014, 2013 and 2012, for which a portion of the OTTI loss related to factors other than credit has been recognized in AOCI, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2014	2013	2012
Balance at Beginning of Year	$9.9	$4.6	$3.9
Additions for Previously Unrecognized OTTI Credit Losses	2.4	1.8	1.1
Increases to Previously Recognized OTTI Credit Losses	0.6	7.3	—
Reductions to Previously Recognized OTTI Credit Losses	—	—	(0.1)
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(2.4)	(3.2)	—
Reductions for Investments Sold During Period	(5.2)	(0.6)	(0.3)
Balance at End of Year	$5.3	$9.9	$4.6
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at December 31, 2014 is limited to the total carrying value of $184.8 million. In addition, the Company had outstanding commitments totaling approximately $37.7 million to fund Equity Method Limited Liability Investments at December 31, 2014.
The carrying values of the Company’s Other Investments at December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS	2014	2013
Loans to Policyholders at Unpaid Principal	$283.4	$275.4
Real Estate at Depreciated Cost	160.9	167.1
Trading Securities at Fair Value	4.9	5.0
Other	0.4	0.5
Total	$449.6	$448.0
NOTE 4. GOODWILL
Goodwill balances by business segment at December 31, 2014 and December 31, 2013 were:

DOLLARS IN MILLIONS	2014	2013
Property & Casualty Insurance	92.4	92.4
Life & Health Insurance	219.4	219.4
Total	$311.8	$311.8
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES
Property and Casualty Insurance Reserve activity for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$843.5	$970.6	$1,029.1
Less Reinsurance Recoverables at Beginning of Year	63.4	66.2	74.5
Property and Casualty Insurance Reserves, Net of at Beginning of Year	780.1	904.4	954.6
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	965.4	1,056.5	1,253.1
Prior Years:
Continuing Operations	(53.5)	(59.8)	(25.2)
Discontinued Operations	(3.6)	(4.8)	(6.3)
Total Incurred Losses and LAE related to Prior Years	(57.1)	(64.6)	(31.5)
Total Incurred Losses and LAE	908.3	991.9	1,221.6
Paid Losses and LAE related to:
Current Year:
Continuing Operations	639.8	682.2	801.4
Prior Years:
Continuing Operations	360.4	421.7	451.2
Discontinued Operations	9.2	12.3	19.2
Total Paid Losses and LAE related to Prior Years	369.6	434.0	470.4
Total Paid Losses and LAE	1,009.4	1,116.2	1,271.8
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	679.0	780.1	904.4
Plus Reinsurance Recoverables at End of Year	54.9	63.4	66.2
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$733.9	$843.5	$970.6
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
In 2014, the Company reduced its property and casualty insurance reserves by $57.1 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $50.9 million and commercial lines insurance loss and LAE reserves developed favorably by $6.2 million. Personal automobile insurance loss and LAE reserves developed favorably by $31.6 million, homeowners insurance loss and LAE reserves developed favorably by $14.8 million, and other personal lines loss and LAE reserves developed favorably by $4.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent prior accident years. Commercial lines insurance loss and LAE reserves included favorable development of $2.6 million from continuing operations and $3.6 million from discontinued operations. Commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the 2013, 2011 and 2010 accident years.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
In 2013, the Company reduced its property and casualty insurance reserves by $64.6 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $56.8 million and commercial lines insurance loss and LAE reserves developed favorably by $7.8 million. Personal automobile insurance loss and LAE reserves developed favorably by $30.1 million, homeowners insurance loss and LAE reserves developed favorably by $20.1 million and other personal lines loss and LAE reserves developed favorably by $6.6 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the four most recent prior accident years. Commercial lines insurance loss and LAE reserves included favorable development of $3.0 million from continuing operations and $4.8 million from discontinued operations. Commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the 2011, 2010 and 2009 accident years, partially offset by less favorable loss patterns than expected for the 2012 accident year.
In 2012, the Company reduced its property and casualty insurance reserves by $31.5 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $12.6 million and commercial lines insurance loss and LAE reserves developed favorably by $18.9 million. Personal automobile insurance loss and LAE reserves developed adversely by $2.2 million, homeowners insurance loss and LAE reserves developed favorably by $11.7 million and other personal lines loss and LAE reserves developed favorably by $3.1 million. Personal automobile loss and LAE reserves developed adversely for the 2011 accident year and developed favorably for the 2010, 2009 and 2008 accident years. Homeowners insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent prior accident years and favorable development on certain catastrophes. Commercial lines insurance loss and LAE reserves included favorable development of $12.6 million from continuing operations and $6.3 million from discontinued operations. Commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the four most recent prior accident years. Commercial lines insurance loss and LAE reserves developed favorably from discontinued operations due primarily to the commutation of certain insurance liabilities that had been previously assumed.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance recoverables on property and casualty insurance reserves were $54.9 million and $63.4 million at December 31, 2014 and 2013, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2014 and 2013, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. DEBT
Total amortized cost of debt outstanding at December 31, 2014 and 2013 was:

DOLLARS IN MILLIONS	2014	2013
Senior Notes:
6.00% Senior Notes due November 30, 2015	$249.5	$249.0
6.00% Senior Notes due May 15, 2017	358.5	357.9
7.375% Subordinated Debentures due February 27, 2054	144.1	—
Total Debt Outstanding	$752.1	$606.9
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Notes Payable under Revolving Credit Agreement	$0.8	$1.4	$1.9
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	15.5	15.4	15.4
6.00% Senior Notes due May 15, 2017	22.2	22.2	22.1
7.375% Subordinated Debentures due February 27, 2054	9.4	—	—
Mortgage Note Payable	—	0.2	0.4
Interest Expense before Capitalization of Interest	47.9	39.2	39.8
Capitalization of Interest	(1.0)	(0.9)	(1.8)
Total Interest Expense	$46.9	$38.3	$38.0
Interest Paid, including facility fees, for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Notes Payable under Revolving Credit Agreement	$0.6	$0.8	$2.3
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	15.0	15.0	15.0
6.00% Senior Notes due May 15, 2017	21.6	21.6	21.6
7.375% Subordinated Debentures due February 27, 2054	8.5	—	—
Mortgage Note Payable	—	0.3	0.4
Total Interest Paid	$45.7	$37.7	$39.3
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the credit agreement at either December 31, 2014 or December 31, 2013.
United Insurance and Trinity are members of the FHLB of Chicago and Dallas, respectively. The FHLB memberships provide United Insurance and Trinity with access to additional sources of liquidity. Effective December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. Effective March 18, 2014, United Insurance and the FHLB of Chicago entered into agreements pursuant to which United Insurance may obtain advances from the FHLB of Chicago. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2014 or December 31, 2013.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. DEBT (Continued)
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054 . The net proceeds of the issuance were $144.0 million, net of discount and transaction costs, for an effective yield of 7.69%. The subordinated debentures are unsecured and are subordinated and junior to the senior indebtedness of Kemper. Interest on the subordinated debentures is payable quarterly. As long as no event of default has occurred, Kemper may defer interest payments on the subordinated debentures for up to five consecutive years without giving rise to an event of default. During a deferral period, interest will continue to accrue at the stated interest rate compounded quarterly. Kemper is permitted to redeem some or all of the subordinated debentures on or after February 27, 2019, at a redemption price that is equal to their principal amount plus accrued and unpaid interest. Kemper is permitted to redeem the subordinated debentures in whole, but not in part, at any time prior to February 27, 2019, within 90 days of the occurrence of certain tax events or rating agency events, at specified redemption prices.
In 2010, Kemper issued $250 million of its 6.00% senior notes due November 30, 2015. The notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%.
In 2007, Kemper issued $360 million of its 6.00% senior notes due May 15, 2017. The notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%.
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
Net rental expense for operating leases for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Minimum Rental Expense	$21.5	$28.3	$33.2
Less Sublease Rental Income	(1.3)	(1.8)	(2.5)
Net Rental Expense	$20.2	$26.5	$30.7
Future minimum lease payments under capital and operating leases at December 31, 2014 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2015	$1.9	$16.5
2016	1.9	14.1
2017	0.6	12.9
2018	0.1	9.0
2019	—	7.7
2020 and Thereafter	—	19.1
Total Future Payments	$4.5	$79.3
Less Imputed Interest	(0.4)
Present Value of Minimum Capital Lease Payments	$4.1
The total of minimum rentals to be received in the future under non-cancelable subleases was $5.9 million at December 31, 2014.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 8. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2014 and 2013. There were 52,418,246 shares and 55,653,437 shares of common stock outstanding at December 31, 2014 and 2013, respectively. Common stock outstanding included 163,720 shares and 278,427 shares at December 31, 2014 and 2013, respectively, that have been issued, subject to certain vesting and other requirements, in connection with the Company’s long-term equity compensation plans. See Note 9, “Long-Term Equity-based Compensation,” to the Consolidated Financial Statements for a discussion of the restrictions and vesting provisions.
Kemper repurchased and retired 3.2 million shares of its common stock in open market transactions at an aggregate cost of $115.5 million in 2014. Kemper repurchased and retired 3.0 million shares of its common stock in open market transactions at an aggregate cost of $100.4 million in 2013. Kemper repurchased and retired 2.0 million shares of its common stock in open market transactions at an aggregate cost of $60.7 million in 2012.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $217.5 million to Kemper in 2014. In 2015, Kemper’s insurance subsidiaries would be able to pay $218 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $2.4 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2014.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $437.3 million and $430.2 million at December 31, 2014 and 2013, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $100.7 million, $81.5 million and $102.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $947.5 million and $989.7 million at December 31, 2014 and 2013, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $85.7 million, $138.8 million and $40.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $125.4 million at December 31, 2014. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $288.7 million at December 31, 2014. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2014, Kemper paid dividends of $51.8 million to its shareholders. Except for certain financial covenants under the 2016 Credit Agreement, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under the 2016 Credit Agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2014. Kemper had the ability to pay without restrictions $268 million in dividends to its shareholders and still be in compliance with all financial covenants under the 2016 Credit Agreement at December 31, 2014.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2014, there were 8,243,636 common shares available for future grants under the Omnibus Plan, of which 517,500 shares were reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock and performance-based restricted stock unit (“RSU”) awards.
The design of the Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include restricted stock, RSUs and deferred stock units (“DSUs”), if settled with stock, and other stock-based awards.
Outstanding equity-based compensation awards at December 31, 2014 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, time-vested RSUs, performance-based restricted stock, performance-based RSUs and DSUs. Effective February 4, 2014, the Company began issuing time-based and performance-based RSUs. Recipients of restricted stock receive full dividend and voting rights on the same basis by as all other outstanding shares of Kemper common stock. RSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU or DSU issued. Holders of RSUs and DSUs receive full dividend equivalents on the same basis as dividends are received by holders of all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except as described below for equity-based compensation awards granted on or after May 1, 2013 to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.
For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $6.4 million, $5.5 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total unamortized compensation expense related to nonvested awards at December 31, 2014 was $4.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.
The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Employee Tandem Awards, time-based restricted stock awards and time-based RSU awards generally vest, beginning six months after date of grant, in four equal annual installments over a period of three and one-half years, with the Tandem Awards expiring ten years from the date of grant. Employee performance-based restricted stock and RSU awards generally vest over a period of three years, subject to achievement of performance goals and other restrictions.
Each Non-employee Director receives an initial option to purchase 4,000 shares of Kemper common stock immediately upon becoming a director. In addition, on the date of each annual meeting of Kemper’s shareholders, eligible Non-employee Directors automatically receive annual grants of options to purchase 4,000 shares of common stock. Prior to May 1, 2013, such options granted to Non-employee Directors were exercisable one year from the date of grant at an exercise price equal to the fair market value of Kemper’s common stock on the date of grant and expire ten years from the date of grant. Effective May 1, 2013, new grants of such options are fully vested and exercisable on the date of grant at an exercise price equal to the fair market value of Kemper’s common stock on the date of grant. In addition to the option awards, effective May 1, 2013, annual awards to each Non-employee Director include 500 DSUs. The DSUs granted to Non-employee Directors are fully vested on the date of grant. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates.

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
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2014, 2013 and 2012 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014			2013			2012
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	25.76%	-	44.43%	39.10%	-	48.23%	29.36%	-	53.84%
Risk-free Interest Rate	1.07	-	2.14	0.62	-	1.38	0.16	-	1.26
Expected Dividend Yield	2.53	-	2.60	2.83	-	3.00	2.92	-	3.26
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	7	4	-	7	1	-	7
Director Grants	6			6			6
Tandem Award activity for the year ended December 31, 2014 is presented below:

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	2,543,673	$41.37
Granted	289,000	36.59
Exercised	(46,125)	29.04
Forfeited or Expired	(520,837)	46.94
Outstanding at December 31, 2014	2,265,711	39.74	3.8	$4.3
Vested and Expected to Vest at December 31, 2014	2,242,297	$39.80	3.8	$4.2
Exercisable at December 31, 2014	1,944,207	$40.59	3.0	$3.7
The weighted-average grant-date fair values of Tandem Awards granted during 2014, 2013 and 2012 were $10.49, $10.20 and $9.40, respectively. Total intrinsic value of Tandem Awards exercised was $0.4 million, $4.1 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash received from exercises of Tandem Awards was $0.5 million, $1.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total tax benefit

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
realized for tax deductions from exercises of Tandem Awards was $0.1 million, $1.4 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Information pertaining to Tandem Awards outstanding at December 31, 2014 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$10.00	-	$15.00	15,000	$13.55	2.26	15,000	$13.55
15.01	-	20.00	8,000	16.48	4.35	8,000	16.48
20.01	-	25.00	29,000	23.36	3.86	29,000	23.36
25.01	-	30.00	379,000	28.84	6.17	332,998	28.74
30.01	-	35.00	226,250	33.16	8.12	130,500	32.94
35.01	-	40.00	573,250	36.91	5.86	393,498	37.11
40.01	-	45.00	184,902	43.10	0.09	184,902	43.10
45.01	-	50.00	793,541	48.59	1.15	793,541	48.59
50.01	-	55.00	56,768	51.16	0.10	56,768	51.16
10.00	-	55.00	2,265,711	39.74	3.82	1,944,207	40.59
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the year ended December 31, 2014 was as follows:

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	101,627	$31.48	—	$—
Granted	2,000	38.59	41,925	36.56
Vested	(25,568)	30.56	(9,351)	36.47
Forfeited	(24,964)	30.96	(2,550)	36.47
Nonvested Balance at End of Period	53,095	$32.42	30,024	$36.60
Prior to February 3, 2009, only awards of time-vested restricted stock had been granted. Beginning on February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began making performance-based restricted awards to certain officers and employees. The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of a RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The final payout of these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index.

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
The grant date fair values of the performance-based restricted stock and performance-based RSU awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Kemper and each of the other companies included in the peer group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Kemper’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock and performance-based RSU awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials.
Activity related to nonvested performance-based restricted stock and nonvested performance-based RSU awards for the year ended December 31, 2014 was as follows:

	Performance-based Restricted Stock Awards		Performance-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	176,800	$39.54	—	$—
Granted	—	—	66,575	40.50
Vested	(54,934)	39.83	—	—
Forfeited	(11,241)	40.75	(4,700)	40.50
Nonvested Balance at End of Period	110,625	$39.28	61,875	$40.50
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2014 and 2013 three-year performance periods was 61,875 common shares and 52,850 common shares, respectively, (as “full value awards,” the equivalent of 185,625 shares and 158,550 shares, respectively, under the Share Authorization) at December 31, 2014. For the 2012 three-year performance period, the Company was below the minimum performance level, and all of the related 57,775 shares of performance-based restricted shares were forfeited on January 31, 2015, the three-year anniversary of their grant date. For the 2011 three-year performance period, the Company exceeded target performance levels with a payout percentage of 118%. Accordingly, an additional 9,014 shares of stock were issued to award recipients on February 1, 2014 (the “2011 Additional Shares”). For the 2010 three-year performance period, the Company exceeded target performance levels with a payout percentage of 114%. Accordingly, an additional 6,996 shares of stock were issued to award recipients on February 2, 2013 (the “2010 Additional Shares”). For the 2009 three-year performance period, the Company exceeded target performance levels with a payout percentage of 183%. Accordingly, an additional 40,727 shares of stock were issued to award recipients on February 3, 2012 (the “2009 Additional Shares”).
The total fair value of time-vested and performance-based restricted stock and RSUs that vested during the year ended December 31, 2014 and the 2011 Additional Shares that were issued was $3.6 million and the tax benefits for tax deductions realized from such shares was $1.2 million. The total fair value of the shares of time-vested and performance-based restricted stock that vested during the year ended December 31, 2013 and the 2010 Additional Shares was $4.1 million and the tax benefits for tax deductions realized from such shares was $1.4 million. The total fair value of the shares of time-vested and performance-based restricted stock that vested during the year ended December 31, 2012 and the 2009 Additional Shares was $4.0 million and the tax benefits for tax deductions realized from such shares was $1.4 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. DSU awards granted to Non-employee Directors are fully vested on the date of grant. The total fair value of DSUs that vested during the years ended December 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively.
Activity related to DSU awards for the year ended December 31, 2014 was as follows:

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	4,000	$31.50
Granted and Vested	4,000	37.53
Vested Balance at End of Period	8,000	$34.52
NOTE 10. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs contain rights to receive non- forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
DOLLARS IN MILLIONS
Income from Continuing Operations	$112.6	$214.5	$91.8
Less Income from Continuing Operations Attributed to Participating Awards	0.5	1.1	0.5
Income from Continuing Operations Attributed to Unrestricted Shares	112.1	213.4	91.3
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$112.1	$213.4	$91.3
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	53,762.5	56,856.9	58,857.3
Equity-based Compensation Equivalent Shares	105.4	126.7	141.7
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	53,867.9	56,983.6	58,999.0
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$2.08	$3.75	$1.55
Diluted Income from Continuing Operations Per Unrestricted Share	$2.08	$3.74	$1.54
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2014, 2013 and 2012 because the exercise prices for the options exceeded the average market price is presented below.

SHARES IN THOUSANDS	2014	2013	2012
Equity-based Compensation Equivalent Shares	1,605.1	2,080.9	2,756.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,605.1	2,080.9	2,756.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 11. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) Before Income Taxes for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$259.7	$(324.9)	$157.9
Reclassification Adjustment for Amounts Included in Net Income	(25.1)	(37.9)	(61.2)
Unrealized Holding Gains (Losses)	234.6	(362.8)	96.7
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	(1.0)	0.2	1.6
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	(1.0)	0.2	1.6
Net Unrecognized Postretirement Benefit Costs Arising During the Year	(106.4)	61.6	(29.4)
Amortization of Net Unrecognized Postretirement Benefit Costs	7.9	25.0	16.2
Net Unrecognized Postretirement Benefit Costs	(98.5)	86.6	(13.2)
Other Comprehensive Income (Loss) Before Income Taxes	$135.1	$(276.0)	$85.1
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year Before Reclassification Adjustment	$(91.6)	$115.9	$(55.9)
Reclassification Adjustment for Amounts Included in Net Income	8.8	13.2	21.5
Unrealized Holding Gains and Losses	(82.8)	129.1	(34.4)
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	0.4	(0.1)	(0.6)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustment	0.4	(0.1)	(0.6)
Net Unrecognized Postretirement Benefit Costs Arising During the Year	37.5	(21.6)	10.3
Amortization of Net Unrecognized Postretirement Benefit Costs	(2.8)	(8.8)	(5.7)
Net Unrecognized Postretirement Benefit Costs	34.7	(30.4)	4.6
Other Comprehensive Income Tax Benefit (Expense)	$(47.7)	$98.6	$(30.4)
The components of AOCI at December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS	2014	2013
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$2.8	$0.3
Other Net Unrealized Gains on Investments	324.8	175.5
Foreign Currency Translation Adjustments, Net of Income Taxes	0.2	0.8
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(105.1)	(41.3)
Accumulated Other Comprehensive Income	$222.7	$135.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 11. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012:

DOLLARS IN MILLIONS	2014	2013	2012
Reclassification of AOCI from Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$37.9	$51.8	$65.0
Net Impairment Losses Recognized in Earnings	(12.8)	(13.9)	(3.8)
Total Before Income Taxes	25.1	37.9	61.2
Income Tax Expense	(8.8)	(13.2)	(21.5)
Reclassification from AOCI, Net of Income Taxes	16.3	24.7	39.7
Reclassification of AOCI from Amortization of Net Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(7.9)	(25.0)	(16.2)
Income Tax Benefit	2.8	8.8	5.7
Reclassification from AOCI, Net of Income Taxes	(5.1)	(16.2)	(10.5)
Total Reclassification from AOCI to Net Income	$11.2	$8.5	$29.2
NOTE 12. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$227.4	$235.5	$246.1
Dividends on Equity Securities	59.9	38.0	25.7
Equity Method Limited Liability Investments	9.0	26.4	9.3
Fair Value Option Investments	(0.7)	—	—
Short-term Investments	0.6	0.1	0.2
Real Estate	12.1	20.8	27.4
Loans to Policyholders	20.5	19.8	18.9
Other	0.1	—	0.1
Total Investment Income	328.9	340.6	327.7
Investment Expenses:
Real Estate	11.3	18.3	26.1
Other Investment Expenses	8.5	7.6	5.7
Total Investment Expenses	19.8	25.9	31.8
Net Investment Income	$309.1	$314.7	$295.9
Other Receivables includes accrued investment income of $65.5 million and $66.7 million at December 31, 2014 and 2013, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Fixed Maturities:
Gains on Sales	$7.0	$30.9	$56.9
Losses on Sales	(0.2)	(0.4)	(0.1)
Equity Securities:
Gains on Sales	33.1	21.8	8.3
Losses on Sales	(2.0)	(0.5)	(0.2)
Equity Method Limited Liability Investments:
Gains on Sales	—	2.5	—
Real Estate:
Gains on Sales	—	44.2	0.2
Losses on Sales	(0.2)	—	—
Other Investments:
Gain on Sale of Subsidiary	1.6	—	—
Gains on Other Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	—
Net Gains (Losses) on Trading Securities	(0.1)	0.6	0.3
Net Realized Gains on Sales of Investments	$39.1	$99.1	$65.4
Gross Gains on Sales	$41.7	$99.5	$65.4
Gross Losses on Sales	(2.5)	(1.0)	(0.3)
Net Gains (Losses) on Trading Securities	(0.1)	0.6	0.3
Net Realized Gains on Sales of Investments	$39.1	$99.1	$65.4
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Fixed Maturities	$(5.7)	$(10.3)	$(1.9)
Equity Securities	(7.1)	(3.6)	(1.9)
Real Estate	(2.4)	—	(3.1)
Net Impairment Losses Recognized in Earnings	$(15.2)	$(13.9)	$(6.9)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Commissions	$324.6	$345.7	$366.1
General Expenses	258.1	257.1	262.9
Taxes, Licenses and Fees	38.9	42.8	44.7
Total Costs Incurred	621.6	645.6	673.7
Policy Acquisition Costs:
Deferred	(235.8)	(253.4)	(266.4)
Amortized	235.4	253.9	257.0
Net Policy Acquisition Costs Amortized (Deferred)	(0.4)	0.5	(9.4)
Life VIF and P&C Customer Relationships Amortized	7.2	8.3	8.0
Insurance Expenses	$628.4	$654.4	$672.3
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.
NOTE 14. INCOME TAXES
The components of Liabilities for Income Taxes at December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS	2014	2013
Current Income Tax Liabilities	$7.8	$1.5
Deferred Income Tax Liabilities	21.5	—
Unrecognized Tax Benefits	7.2	6.8
Liabilities for Income Taxes	$36.5	$8.3
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS	2014	2013
Deferred Income Tax Assets:
Insurance Reserves	$78.7	$76.4
Unearned Premium Reserves	35.5	40.2
Tax Capitalization of Policy Acquisition Costs	73.0	73.3
Payroll and Employee Benefit Accruals	74.0	38.8
Net Operating Loss Carryforwards	31.7	53.3
Other	9.8	12.6
Total Deferred Income Tax Assets	302.7	294.6
Deferred Income Tax Liabilities:
Investments	160.1	80.0
Deferred Policy Acquisition Costs	106.1	106.0
Life VIF and P&C Customer Relationships	17.7	20.2
Goodwill and Licenses	28.4	26.8
Depreciable Assets	7.4	26.0
Other	4.5	3.8
Total Deferred Income Tax Liabilities	324.2	262.8
Net Deferred Income Tax Assets (Liabilities)	$(21.5)	$31.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INCOME TAXES (Continued)
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2020	$8.1	$2.8
2021 through 2025	30.6	10.8
2026 through 2030	29.8	10.4
2031 through 2032	22.0	7.7
Total All Years	$90.5	$31.7
Except for the NOL carryforwards scheduled to expire in 2031 through 2032, all of the NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
The Company has not provided for Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

DOLLARS IN MILLIONS	2014	2013	2012
Balance at Beginning of Year	$6.8	$6.4	$6.2
Additions for Tax Positions of Current Period	0.1	0.1	—
Additions for Tax Positions of Prior Years	0.3	0.3	0.2
Balance at End of Year	$7.2	$6.8	$6.4
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
In July 2014, the Company extended the federal statute of limitations related to its 2007 through 2010 tax years to July 31, 2015. The extension was requested by the Internal Revenue Service (“IRS”) to provide them with additional time to prepare the necessary documentation for the Joint Committee of Taxation’s (“JCT”) review required by statute. The Company does not anticipate a material modification to the filed returns or the related refunds that have been received. It is reasonably possible that the amount of Unrecognized Tax Benefits could decrease by $3.5 million within the next 12 months of the reporting date because of the JCT finishing its review of the IRS’s report without change or the expiration of the statute of limitations referred to above.
During the second quarter of 2014, the Illinois Department of Revenue finalized its examinations of the Company’s 2009 and 2010 tax returns with no material change in the Company’s tax liability.
Unrecognized Tax Benefits at December 31, 2014, 2013 and 2012 include $3.4 million, $3.4 million and $3.5 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $3.8 million, $3.4 million and $2.9 million at December 31, 2014, 2013 and 2012, respectively. Tax expense includes interest expense of $0.4 million related to unrecognized tax benefits for each of the years ended December 31, 2014, 2013 and 2012.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INCOME TAXES (Continued)
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Current Income Tax Expense	$(41.7)	$(49.4)	$(43.3)
Deferred Income Tax Benefit (Expense)	(5.5)	(50.1)	12.9
Increase Unrecognized Tax Benefits	(0.4)	(0.4)	(0.2)
Income Tax Expense	$(47.6)	$(99.9)	$(30.6)
Net income taxes paid were $37.2 million, $42.4 million and $52.2 million in 2014, 2013 and 2012, respectively.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(56.1)	35.0%	$(110.0)	35.0%	$(42.8)	35.0%
Tax-exempt Income and Dividends Received Deduction	9.0	(5.6)	10.6	(3.4)	13.9	(11.4)
State Income Taxes	(0.6)	0.4	(0.2)	0.1	(0.8)	0.7
Other, Net	0.1	(0.1)	(0.3)	0.1	(0.9)	0.7
Effective Income Tax Expense from Continuing Operations	$(47.6)	29.7%	$(99.9)	31.8%	$(30.6)	25.0%
Comprehensive Income Tax Expense included in the Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Income Tax Expense:
Continuing Operations	$(47.6)	$(99.9)	$(30.6)
Discontinued Operations	(1.1)	(1.7)	(7.3)
Unrealized Depreciation (Appreciation) on Securities	(82.8)	129.1	(34.4)
Foreign Currency Translation Adjustments on Investments	0.4	(0.1)	(0.6)
Tax Effects from Postretirement Benefit Plans	34.7	(30.4)	4.6
Tax Effects from Long-term Equity-based Compensation included in Paid-in Capital	(1.0)	0.2	(0.1)
Comprehensive Income Tax Expense	$(97.4)	$(2.8)	$(68.4)
NOTE 15. PENSION BENEFITS
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 9,500 participants and beneficiaries, of which 2,200 are active employees. The Pension Plan is closed to new employees hired after January 1, 2006. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. PENSION BENEFITS (Continued)
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS
	2014	2013
Fair Value of Plan Assets at Beginning of Year	$524.5	$457.6
Actual Return on Plan Assets	41.7	34.5
Employer Contributions	—	55.0
Benefits Paid	(23.2)	(22.6)
Fair Value of Plan Assets at End of Year	543.0	524.5
Projected Benefit Obligation at Beginning of Year	515.5	553.9
Service Cost	8.7	10.8
Interest Cost	24.8	22.4
Benefits Paid	(23.2)	(22.6)
Plan Amendments	(0.6)	—
Actuarial Losses (Gains)	108.8	(49.0)
Projected Benefit Obligation at End of Year	634.0	515.5
Funded Status—Plan Assets in Excess (Deficit) of Projected Benefit Obligation	$(91.0)	$9.0
Unamortized Amount Reported in AOCI at End of Year:
Accumulated Actuarial Loss	$(178.6)	$(86.3)
Prior Service Credit	0.5	—
Unamortized Amount Reported in AOCI at End of Year	$(178.1)	$(86.3)
Accumulated Benefit Obligation at End of Year	$608.2	$496.2
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2014” and “2013” were December 31, 2014 and December 31, 2013, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2014 and 2013 were:

	2014	2013
Discount Rate	4.10%	4.90%
Rate of Increase in Future Compensation Levels	3.31	3.05
Weighted-average asset allocations for the Pension Plan at December 31, 2014 and 2013 by asset category were:

ASSET CATEGORY	2014	2013
Cash and Short-term Investments	4%	8%
Corporate Bonds and Notes	29	27
Common and Preferred Stocks	43	34
Exchange Traded Funds	12	22
Other Assets	12	9
Total	100%	100%
The investment objective of the Pension Plan is to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions and any required employee contributions, is adequate to provide for the payment of the benefit obligations of the Pension Plan. The assets of the Pension Plan may be invested in fixed income and equity investments or any other investment vehicle or financial instrument deemed appropriate. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and may also include investments in investment companies, collective investment funds and

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. PENSION BENEFITS (Continued)
Kemper common stock (subject to Section 407 and other requirements of ERISA). The Pension Plan has not invested in Kemper common stock.
The trust investment committee for the Pension Plan, along with its third party fiduciary advisor, periodically reviews the performance of the Pension Plan’s investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (see Note 23, “Related Parties,” to the Consolidated Financial Statements), manage the equity investments of the trust for the Pension Plan. Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plan. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plan.
The Company determines its Expected Long Term Rate of Return on Plan Assets based primarily on the Company’s expectations of future returns, with consideration to historical returns, for the Pension Plan’s investments, based on target allocations of the Pension Plan’s investments.
Fair value measurements for the Pension Plan’s assets at December 31, 2014 are summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$18.4	$—	$—	$18.4
States and Political Subdivisions	—	3.3	—	3.3
Corporate Bonds and Notes	—	136.6	—	136.6
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	6.4	—	6.4
Common Stocks:
Manufacturing	98.8	15.0	—	113.8
Other Industries	79.3	2.3	—	81.6
Other Equity Interests:
Collective Investment Funds	—	30.0	—	30.0
Exchange Traded Funds	65.5	—	—	65.5
Limited Liability Companies and Limited Partnerships	—	—	64.5	64.5
Short-term Investments	21.5	—	—	21.5
Receivables and Other	1.0	—	0.4	1.4
Total	$284.5	$193.6	$64.9	$543.0
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 for the year ended December 31, 2014 is presented below:

DOLLARS IN MILLIONS	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$46.9	$0.5	$47.4
Return on Plan Assets Held	3.4	—	3.4
Purchases, Sales and Settlements, Net	14.2	(0.1)	14.1
Balance at End of Year	$64.5	$0.4	$64.9

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
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 for the year ended December 31, 2013 is presented below:

DOLLARS IN MILLIONS	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$26.9	$0.6	$27.5
Return on Plan Assets Held	3.5	—	3.5
Purchases, Sales and Settlements, Net	16.5	(0.1)	16.4
Balance at End of Year	$46.9	$0.5	$47.4
The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Service Cost Earned During the Year	$8.7	$10.8	$10.8
Interest Cost on Projected Benefit Obligation	24.8	22.4	22.4
Expected Return on Plan Assets	(34.9)	(29.7)	(29.8)
Amortization of Actuarial Loss	9.7	26.2	18.8
Settlements	—	—	0.3
Pension Expense Recognized in Consolidated Statements of Income	8.3	29.7	22.5
Unrecognized Pension Loss (Gain) Arising During the Year	102.0	(53.8)	34.8
Prior Service Credit Arising During the Year	(0.6)	—	—
Amortization of Accumulated Unrecognized Pension Loss	(9.7)	(26.2)	(18.8)
Comprehensive Pension Expense (Income)	$100.0	$(50.3)	$38.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. PENSION BENEFITS (Continued)
The Company estimates that Pension Expense for the Pension Plan for the year ended December 31, 2015 will include expense of $23.0 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2014.
Total Pension Expense Recognized in the Consolidated Statements of Income as presented in the preceding table includes service cost benefits earned and reported in discontinued operations of $0.5 million for the year ended December 31, 2012.
The weighted-average discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2014, 2013 and 2012 were:

	2014	2013	2012
Discount Rate	4.90%	4.05%	4.60%
Rate of Increase in Future Compensation Levels	3.05	3.08	3.27
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00
On September 3, 2013, the Company made a voluntary cash contribution of $55.0 million to the Pension Plan. The Company did not contribute to the Pension Plan in 2014 or 2012. The Company does not expect that it will be required to contribute to the Pension Plan in 2015, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2015	2016	2017	2018	2019	2020-2024
Estimated Pension Benefit Payments	$25.2	$26.5	$27.8	$29.2	$30.4	$169.6
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). The unfunded liability related to the Supplemental Plan was $31.0 million and $23.3 million at December 31, 2014 and 2013, respectively. Pension expense for the Supplemental Plan was $1.8 million, $1.8 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. An actuarial loss of $7.0 million before taxes, an actuarial gain of $1.5 million before taxes and an actuarial loss of $1.3 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $7.3 million, $7.3 million and $7.8 million in 2014, 2013 and 2012, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 500 retired and 300 active employees (the “OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.
Changes in Fair Value of Plan Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS
	2014	2013
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer Contributions	3.4	2.9
Plan Participants’ Contributions	1.2	1.2
Benefits Paid	(4.6)	(4.1)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	35.1	42.8
Service Cost	0.2	0.2
Interest Cost	1.1	1.2
Plan Participants’ Contributions	1.2	1.2
Benefits Paid	(4.6)	(4.1)
Medicare Part D Subsidy Received	0.1	—
Actuarial Gains	(2.0)	(6.2)
Accumulated Postretirement Benefit Obligation at End of Year	31.1	35.1
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plan Assets	$(31.1)	$(35.1)
Unamortized Actuarial Gain Reported in AOCI at End of Year	$18.6	$18.4
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2014” and “2013” were December 31, 2014 and December 31, 2013, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2014 and 2013 were:

	2014	2013
Discount Rate	3.40%	4.00%
Rate of Increase in Future Compensation Levels	2.68	2.10
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2014 was 8.0% for 2015, gradually declining to 5.0% in the year 2023 and remaining at that level thereafter for medical benefits and 7.5% for 2015, gradually declining to 5.0% in the year 2023 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2013 was 8.5% for 2014, gradually declining to 5.0% in the year 2021 and remaining at that level thereafter for medical benefits and 8.0% for 2014, gradually declining to 5.0% in the year 2022 and remaining at that level thereafter for prescription drug benefits.
A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2014 by $1.7 million and 2014 OPEB expense by $0.1 million. A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2013 by $2.1 million and 2013 OPEB expense by $0.1 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The components of Comprehensive OPEB Income for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Service Cost Earned During the Year	$0.2	$0.2	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	1.1	1.2	1.6
Amortization of Actuarial Gain	(1.8)	(1.2)	(1.2)
OPEB Expense (Income) Recognized in Consolidated Statements of Income	(0.5)	0.2	0.6
Unrecognized OPEB Gain Arising During the Year	(2.0)	(6.2)	(5.5)
Amortization of Accumulated Unrecognized OPEB Gain	1.8	1.2	1.2
Comprehensive OPEB Income	$(0.7)	$(4.8)	$(3.7)
The Company estimates that OPEB Expense for the year ended December 31, 2015 will include income of $1.5 million resulting from the amortization of the related accumulated actuarial gain included in AOCI at December 31, 2014.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2014, 2013 and 2012 were:

	2014	2013	2012
Discount Rate	4.00%	3.15%	4.25%
Rate of Increase in Future Compensation Levels	2.10	2.10	2.10
The Company expects to contribute $3.2 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2015.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2015	2016	2017	2018	2019	2020-2024
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$3.6	$3.7	$3.6	$3.5	$3.4	$13.8
Expected Medicare Part D Subsidy	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)	(1.6)
Net Estimated Benefit Payments	$3.2	$3.3	$3.2	$3.1	$3.0	$12.2
NOTE 17. BUSINESS SEGMENTS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance.
The Property & Casualty Insurance segment’s principal products are personal automobile insurance, both standard and nonstandard risks, homeowners insurance, other personal insurance and commercial automobile insurance. These products are primarily distributed through independent agents, employer-sponsored voluntary benefit programs and other affinity relationships. The Life & Health Insurance segment’s principal products are individual life, accident, health and property insurance. These products are distributed by career agents employed by the Company as well as exclusive and non-exclusive independent agents and brokers.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $42.1 million, $39.7 million and $31.7 million for

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. BUSINESS SEGMENTS (Continued)
the years ended December 31, 2014, 2013 and 2012, respectively. The Company does not allocate Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments.
Segment Assets at December 31, 2014 and 2013 were:

DOLLARS IN MILLIONS	2014	2013
Property & Casualty Insurance	$2,486.1	$2,648.6
Life & Health Insurance	4,810.6	4,545.6
Corporate and Other, Net	536.7	462.2
Total Assets	$7,833.4	$7,656.4
Earned Premiums by product line for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Personal Automobile	$831.4	$959.1	$1,050.1
Homeowners	312.4	326.2	318.0
Other Personal Property and Casualty Insurance	127.4	134.1	136.9
Commercial Automobile	54.8	52.3	43.5
Life	387.6	392.7	393.4
Accident and Health	148.6	161.4	165.2
Total Earned Premiums	$1,862.2	$2,025.8	$2,107.1
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2014, 2013 and 2012 were:

DOLLARS IN MILLIONS	2014	2013	2012
Segment Revenues:
Property & Casualty Insurance:
Earned Premiums	$1,249.5	$1,392.9	$1,467.2
Net Investment Income	72.7	90.9	77.9
Other Income	0.5	0.5	0.7
Total Property & Casualty Insurance	1,322.7	1,484.3	1,545.8
Life & Health Insurance:
Earned Premiums	612.7	632.9	639.9
Net Investment Income	218.7	209.9	204.3
Other Income	0.9	0.2	0.1
Total Life & Health Insurance	832.3	843.0	844.3
Total Segment Revenues	2,155.0	2,327.3	2,390.1
Net Realized Gains on the Sales of Investments	39.1	99.1	65.4
Net Impairment Losses Recognized in Earnings	(15.2)	(13.9)	(6.9)
Other	17.7	14.0	13.7
Total Revenues	$2,196.6	$2,426.5	$2,462.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. BUSINESS SEGMENTS (Continued)
Segment Operating Profit (Loss), including a reconciliation to Income from Continuing Operations before Income Taxes, for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Segment Operating Profit (Loss):
Property & Casualty Insurance	$27.1	$139.6	$(35.6)
Life & Health Insurance	141.9	136.9	140.4
Total Segment Operating Profit	169.0	276.5	104.8
Corporate and Other Operating Loss	(32.7)	(47.3)	(40.9)
Total Operating Profit	136.3	229.2	63.9
Net Realized Gains on Sales of Investments	39.1	99.1	65.4
Net Impairment Losses Recognized in Earnings	(15.2)	(13.9)	(6.9)
Income from Continuing Operations before Income Taxes	$160.2	$314.4	$122.4
Segment Net Operating Income (Loss), including a reconciliation to Income from Continuing Operations, for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$24.9	$100.6	$(10.9)
Life & Health Insurance	91.8	89.3	90.8
Total Segment Net Operating Income	116.7	189.9	79.9
Corporate and Other Net Operating Loss	(19.6)	(30.7)	(26.1)
Consolidated Net Operating Income	97.1	159.2	53.8
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	25.4	64.4	42.5
Net Impairment Losses Recognized in Earnings	(9.9)	(9.1)	(4.5)
Income from Continuing Operations	$112.6	$214.5	$91.8
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2014, 2013 and 2012 was:

DOLLARS IN MILLIONS	2014	2013	2012
Property & Casualty Insurance	$187.5	$207.2	$212.6
Life & Health Insurance	47.9	46.7	44.4
Total Amortization	$235.4	$253.9	$257.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. DISCONTINUED OPERATIONS
The Company accounts for its former consumer finance business and its former Unitrin Business Insurance operations as discontinued operations.
Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2014, 2013 and 2012 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2014	2013	2012
Income (Loss) from Discontinued Operations before Income Taxes:
Results of Operations	$—	$—	$(0.2)
Gain on Sale of Loan Portfolio	—	—	12.9
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	3.0	4.9	6.2
Income from Discontinued Operations before Income Taxes	3.0	4.9	18.9
Income Tax Expense	(1.1)	(1.7)	(7.3)
Income from Discontinued Operations	$1.9	$3.2	$11.6

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.04	$0.06	$0.20
Diluted	$0.04	$0.06	$0.20
In 2012 the Company’s former consumer finance business sold its inactive loan portfolio at a gain of $12.9 million, net of transaction, shutdown and other costs.
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $69.3 million and $82.0 million at December 31, 2014 and 2013, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations. See Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements.
NOTE 19. CATASTROPHE REINSURANCE
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. CATASTROPHE REINSURANCE (Continued)
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program effective January 1, 2014 to December 31, 2014 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Property & Casualty Insurance Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	95.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	400.0	95.0
The Company’s catastrophe reinsurance in 2014 also included reinsurance coverage for both the Property & Casualty Insurance and Life & Health Insurance segments from the FHCF for hurricane losses in Florida at retentions lower than those described above.
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program effective January 1, 2013 to December 31, 2013 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
4th Layer of Coverage	350.0	450.0	50.0
The catastrophe reinsurance program for the Property & Casualty Insurance segment in 2013 also included reinsurance coverage, under a policy that expired on June 1, 2013, for catastrophe losses in North Carolina at retentions lower than those presented in the preceding table. The Company’s catastrophe reinsurance in 2013 also included reinsurance coverage for both the Property & Casualty Insurance and Life & Health Insurance segments from the FHCF for hurricane losses in Florida at retentions lower than those described above.
Coverage for the Company’s primary catastrophe reinsurance program effective January 1, 2012 to December 31, 2012 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Property & Casualty Insurance Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
4th Layer of Coverage	350.0	450.0	50.0
Life & Health Segment—Property Insurance Operations:
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	70.0
2nd Layer of Coverage	15.0	40.0	70.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. CATASTROPHE REINSURANCE (Continued)
The catastrophe reinsurance program for the Property & Casualty Insurance segment in 2012 also included reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those presented in the preceding table. The Company’s catastrophe reinsurance in 2012 also included reinsurance coverage for both the Property & Casualty Insurance and Life & Health Insurance segments from the FHCF for hurricane losses in Florida at retentions lower than those described above.
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
Reinsurance premiums for the Company’s primary catastrophe reinsurance programs, the NC Program and the FHCF Program reduced earned premiums for the years ended December 31, 2014, 2013 and 2012 by the following:

DOLLARS IN MILLIONS	2014	2013	2012
Property & Casualty Insurance	$17.6	$23.6	$25.1
Life & Health Insurance	0.1	—	2.0
Total Ceded Catastrophe Reinsurance Premiums	$17.7	$23.6	$27.1
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2014, 2013 and 2012 by business segment are presented below.

DOLLARS IN MILLIONS	2014	2013	2012
Property & Casualty Insurance	$80.7	$34.6	$112.1
Life & Health Insurance	3.1	1.6	6.1
Total Catastrophe Losses and LAE	$83.8	$36.2	$118.2
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $14.7 million, $14.5 million and $6.3 million in 2014, 2013 and 2012, respectively. The Property & Casualty Insurance segment reported favorable catastrophe reserve development of $15.8 million, $12.5 million and $6.4 million in 2014, 2013 and 2012, respectively. The Life & Health Insurance segment reported adverse catastrophe reserve development of $1.1 million in 2014, favorable catastrophe reserve development of $2.0 million in 2013 and adverse catastrophe reserve development of $0.1 million in 2012.
In late October 2012, Superstorm Sandy, at one point a level two hurricane while over the Atlantic Ocean, caused a significant amount of damage in several northeastern states. Catastrophe losses and LAE for the year ended December 31, 2012 include $48.5 million related to Superstorm Sandy.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. OTHER REINSURANCE
In addition to the reinsurance programs described in Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Kemper’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets.
Earned Premiums ceded on long-duration and short-duration policies were $26.0 million, $33.9 million and $42.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $17.7 million, $23.6 million and $27.1 million, respectively, was related to catastrophe reinsurance. See Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $57.1 million, $52.7 million and $44.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Trinity and Capitol are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, effective April 1, 2012, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $21.9 million, $22.4 million and $25.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and ORCC, a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, effective January 1, 2013, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $6.7 million, $7.2 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine member board of directors. Kemper’s subsidiary, United Insurance, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Kemper’s subsidiary, The Reliable Life Insurance Company, and who are employed by United Insurance, are also appointed by Capitol and ORCC to sell property insurance products for the Company’s Life & Health Insurance segment. The Company also provides certain investment services to Capitol and ORCC.

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
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2014 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$129.2	$216.3	$—	$345.5
States and Political Subdivisions	—	1,477.1	—	1,477.1
Corporate Securities:
Bonds and Notes	—	2,517.9	360.6	2,878.5
Redeemable Preferred Stocks	—	—	6.7	6.7
Collateralized Loan Obligations	—	—	64.4	64.4
Other Mortgage- and Asset-backed	—	1.5	3.9	5.4
Total Investments in Fixed Maturities	129.2	4,212.8	435.6	4,777.6
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	84.7	5.0	89.7
Other Industries	—	3.4	16.4	19.8
Common Stocks:
Manufacturing	50.9	5.7	0.6	57.2
Other Industries	59.0	0.8	16.8	76.6
Other Equity Interests:
Exchange Traded Funds	202.7	—	—	202.7
Limited Liability Companies and Limited Partnerships	—	—	186.2	186.2
Total Investments in Equity Securities	312.6	94.6	225.0	632.2
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships	—	—	53.3	53.3
Other Investments:
Trading Securities	4.9	—	—	4.9
Total	$446.7	$4,307.4	$713.9	$5,468.0
At December 31, 2014, the Company had unfunded commitments to invest an additional $97.9 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

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
The Company’s Investments in Fixed Maturities that are classified as Level 3 in the two preceding tables primarily consist of privately placed securities not rated by a Nationally Recognized Statistical Rating Organization and are priced primarily using a market yield approach. A market yield approach uses a risk-free rate plus a credit spread depending on the underlying credit profile of the security. For floating rate securities, the risk-free rate used in the market yield is the contractual floating rate of the security. For each individual security, the Company or the Company’s third party appraiser gathers information from market sources, relevant credit information, perceived market movements and sector news and determines an appropriate market yield for each security. The market yield selected is then used to discount the estimated future cash flows of the security to determine the fair value. The Company separately evaluates market yields based upon asset class to assess the reasonableness of the recorded fair value. For non-investment-grade Investments in Fixed Maturities that are classified as Level 3, the two primary asset classes are senior debt and junior debt. Senior debt includes those securities that receive first priority in a liquidation and junior debt includes any fixed maturity security with other than first priority in a liquidation.
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2014.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment-grade	Market Yield	$107.0	2.8%	-	6.9%	3.9%
Non-investment-grade:
Senior Debt	Market Yield	92.7	3.8	-	14.5	10.6
Junior Debt	Market Yield	149.9	8.2	-	21.0	13.4
Collateralized Loan Obligations	Market Yield	64.4	2.7	-	8.1	5.2
Other	Various	21.6
Total Fixed Maturity Investments in Corporate Securities		$435.6
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2013.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment-grade	Market Yield	$108.5	1.0%	-	6.0%	4.3%
Non-investment-grade:
Senior Debt	Market Yield	93.9	4.2	-	15.6	8.6
Junior Debt	Market Yield	153.5	8.8	-	26.6	14.2
Collateralized Loan Obligations	Market Yield	44.7	3.2	-	6.8	4.3
Other	Various	20.1
Total Fixed Maturity Investments in Corporate Securities		$420.7
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par if the security is currently callable.
The Company’s other investments that are classified as Level 3 primarily consist of Limited Liability Companies and Limited Partnerships, but also certain Preferred Stocks and Common Stocks. The Company either uses valuations provided by third

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 21. FAIR VALUE MEASUREMENTS (Continued)
party fund managers, third party appraisers, or that are generated internally. These valuations typically employ various valuation techniques commonly used in the industry, including earnings multiples based on comparable public securities, industry-specific non-earnings based multiples, market yields based on comparable public securities and discounted cash flow models.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2014 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Fair Value Option	Total
Balance at Beginning of Year	$364.1	$7.4	$44.7	$4.5	$32.1	$173.9	$—	$626.7
Total Gains (Losses):
Included in Consolidated Statement of Income	(3.4)	—	0.2	0.1	1.1	2.7	(0.7)	—
Included in Other Comprehensive Income	5.1	(0.1)	(1.0)	0.1	0.5	2.2	—	6.8
Purchases	201.4	—	26.1	—	8.9	53.0	58.0	347.4
Settlements	(126.4)	(0.6)	—	(0.8)	(4.5)	(39.8)	—	(172.1)
Sales	(79.0)	—	(5.6)	—	(2.2)	(5.8)	(4.0)	(96.6)
Transfers into Level 3	—	—	—	—	3.6	—	—	3.6
Transfers out of Level 3	(1.2)	—	—	—	(0.7)	—	—	(1.9)
Balance at End of Year	$360.6	$6.7	$64.4	$3.9	$38.8	$186.2	$53.3	$713.9
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the year ended December 31, 2014. The transfers into Level 3 and out of Level 3 for the year ended December 31, 2014 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2013 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$361.0	$4.7	$—	$0.1	$13.3	$141.3	$520.4
Total Gains (Losses):
Included in Consolidated Statement of Income	(7.9)	0.2	0.2	0.1	(1.0)	(1.6)	(10.0)
Included in Other Comprehensive Income	(7.8)	(1.3)	0.4	(0.5)	4.6	5.6	1.0
Purchases	145.1	5.1	44.1	4.5	15.9	55.4	270.1
Settlements	(123.2)	(1.3)	—	(0.1)	—	(26.8)	(151.4)
Sales	(0.1)	—	—	(2.0)	(0.7)	—	(2.8)
Transfers into Level 3	5.8	—	—	2.4	—	—	8.2
Transfers out of Level 3	(8.8)	—	—	—	—	—	(8.8)
Balance at End of Year	$364.1	$7.4	$44.7	$4.5	$32.1	$173.9	$626.7

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

NOTE 22. CONTINGENCIES
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
Over the last several years, certain state insurance regulators, legislators, treasurers/controllers, and their respective agents have been involved in an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for deaths of their insureds and contact the insureds’ beneficiaries even though such beneficiaries may not have submitted claims, including due proof of death, as required under the terms of state-approved life insurance policy forms. These initiatives together comprise a set of circumstances involving potential changes in the law or changes in the interpretation of existing laws that could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ (the “Life Companies”) existing life insurance contracts by imposing new requirements that did not exist and were not contemplated at the time the Life Companies’ entered into such contracts.
Legislation. One type of initiative involves legislation. Legislation has been enacted in Indiana, Iowa, Kentucky, Maryland, Montana, Nevada, New York, North Dakota, Rhode Island and Vermont, with varying effective dates (the “DMF Statutes”), that requires life insurance companies to compare on a regular basis their records for all in-force policies (including those policies issued prior to the effective dates of the legislation) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File”). In contrast, New Mexico and Tennessee have enacted legislation that also requires such comparisons, but exempts life insurance companies, like the Life Companies, that have not previously utilized a Death Master File, and instead only requires that such companies conduct Death Master File comparisons for life insurance policies issued and delivered in each of those states after the legislation’s effective date. Likewise, Alabama, Georgia and Mississippi have enacted statutes that require such comparisons, but only with respect to policies issued on or after their respective effective dates, without regard to prior Death Master File use. With respect to those DMF Statutes that apply retroactively and which would likely have an adverse effect on the Company’s operations and financial position, the Life Companies have filed declaratory judgment actions in applicable state courts challenging the application of such statutes to policies issued prior to the subject DMF Statute’s effective date:

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

•
In July 2013, certain of the Life Companies filed a declaratory judgment action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only prospectively, i.e., only to policies issued in Maryland after the effective date of the Maryland DMF Statute, consistent with what the Life Companies believe are the requirements of the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration filed a motion to dismiss the action, contending that the subject Life Companies were required to

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. CONTINGENCIES (Continued)
exhaust their administrative remedies before filing their action in the trial court. In March 2014, the trial court granted the Maryland Insurance Administration’s motion. The Life Companies appealed the trial court’s ruling. The Maryland appellate courts have declined to stay enforcement of the Maryland DMF Statute pending the appeal, and the Life Companies are complying with the Maryland DMF Statute while they continue to pursue their appeal. The Life Companies’ appeal was heard by the Maryland Court of Special Appeals in December 2014. The parties are awaiting the court’s decision.

•
In August 2014, certain of the Life Companies filed a declaratory judgment action in Indiana state court, asking the court to construe the Indiana DMF Statute to apply only prospectively, i.e., only with respect to those life insurance policies issued in Indiana on or after the effective date of the Indiana DMF Statute, consistent with what the Life Companies believe are the requirements of applicable Indiana statutory law, the Indiana Constitution and the Contract Clause of the United States Constitution. The Indiana Department of Insurance filed an answer in response to the subject Life Companies’ complaint in October 2014, and the Life Companies filed a motion for summary judgment in January 2015. A hearing on that motion is scheduled for May 2015.

Unclaimed property compliance audits/litigation. A second type of initiative involves an unclaimed property compliance audit of the Life Companies (the “Treasurers’ Audit”) being conducted by a private audit firm retained by the treasurers/controllers of 38 states (the “Audit Firm”) and related litigation. In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion has been continued by the court until the California Court of Appeals rules on a preliminary injunction order issued in a related case involving an unaffiliated life insurance company, entitled Chiang v. American National Insurance Company (the “ANICO Appeal”). In July 2014, the court granted a motion by the CA Controller to stay the Life Companies’ litigation in its entirety, including all discovery, pending a decision in the ANICO Appeal. As described below, the Life Companies have filed a counterclaim in this case against the CA Controller. The current stay of the Controller’s case against the Life Companies means that no substantive ruling is likely to occur before late 2015. Pending the outcome of this litigation, the Life Companies have not produced any of their in-force policy records to the CA Controller.
Examinations/enforcement actions by regulators. A third type of initiative involves examinations and other actions by state insurance regulators. The Life Companies are the subject of a multi-state market conduct examination by five state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam was originated in June 2012 as a single-state examination by the Illinois Director of Insurance. Insurance regulators from five additional states - California, Florida, Pennsylvania, New Hampshire and North Dakota - joined the examination in May 2013. In August 2014, New Hampshire withdrew from participation in the Multi-State Exam. In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including their records of all in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint. This request prompted the Illinois litigation noted below. In August 2014, the Illinois Department of Insurance appointed a law firm to act as an additional examiner in the Multi-State Exam, which remains ongoing.
Pending related litigation. In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. The declaratory judgment action in California referenced above was filed as a cross-complaint to the CA Controller’s complaint, joining the California Insurance Commissioner and the Audit Firm as parties to the cross-complaint. The CA Controller has filed a motion to dismiss the Life Companies’ cross-complaint, contending that the Life Companies’ request for a declaratory judgment is premature and not ripe for adjudication. A hearing on that motion has been continued until the Court of Appeals issues its decision in the ANICO Appeal. Oral argument in the ANICO Appeal has been set for February 2015. In related

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. CONTINGENCIES (Continued)
activity, the CA Controller’s petition for coordination of the five unclaimed property lawsuits pending in California to have them all heard by the same court was denied in January 2015.
In response to the Illinois declaratory judgment action, the Illinois Department of Insurance and its Director (collectively, the “IDOI”) filed a motion to dismiss, and in July 2014, the court in Illinois denied, in part, such motion. Specifically, the court denied the IDOI’s motion to dismiss the Life Companies’ claim seeking a declaration that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against the DMF for purposes of identifying deceased insureds, as well as the Life Companies’ associated claim for injunctive relief. The court dismissed with prejudice the other counts in the complaint. In August 2014, the IDOI filed its answer to the counts of the complaint that the Illinois court allowed to stand, and in October 2014, the Life Companies filed a motion for summary judgment with respect to those remaining counts. The IDOI filed a cross motion for summary judgment in December 2014. Formal briefing and a hearing schedule on the summary judgment motions are expected to be set by the court at a May 2015 status conference. The actions against the insurance regulators in the states of Florida and Pennsylvania have been stayed by agreement of the parties pending the outcome of the Illinois action.
Conclusion. The results of the aforementioned legislative actions, Treasurers’ Audit, Multi-State Exam and the related litigation cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that could have the effect of changing the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If state officials are able to apply such new requirements retroactively to the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of their responsibilities under such policies by effectively eliminating contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcomes of the various state initiatives and related litigation could result in changes in the law that could have the effect of altering the terms of the Life Companies’ existing life insurance contracts by imposing new requirements that have a significant effect on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and significantly increase their claims handling costs. Any attempt to predict the ultimate outcomes (including any estimate of the resulting effect on claim liabilities and reserves for future policy benefits) of these various efforts to change the law would entail predicting on a state-by-state-basis the ultimate outcomes of numerous uncertainties including, but not limited to: how many states might eventually enact laws or interpret existing laws to require the use of a Death Master File or may exact such usage through regulation, examinations or audits; the matching criteria to be used in comparing records of the Life Companies against a Death Master File; the universe of policies affected; whether and to what extent any such laws would be applied retroactively; and the results of unclaimed property audits, examinations and other actions by state insurance regulators and litigation, including challenges to the constitutionality of laws purporting to have retroactive application. Due to the complexity and multi-jurisdictional nature of this issue, as well as the indeterminate number of potential outcomes and their uncertain effects on the Life Companies’ business, Kemper cannot reasonably estimate the amount of loss that it would recognize if the Life Companies were subjected to requirements of the types described in this Note on a retroactive basis.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 23. RELATED PARTIES
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper’s subsidiary, Trinity had $85.8 million, $154.7 million and $125.2 million in assets managed by FS&C at December 31, 2014, 2013 and 2012, respectively, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity. In the fourth quarter of 2014, Trinity reduced the amount of assets under management with FS&C by $80.0 million. Investment Expenses incurred in connection with such agreement were $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s Pension Plan. The Company’s Pension Plan had $159.2 million, $148.6 million and $120.7 million in assets managed by FS&C at December 31, 2014, 2013 and 2012, respectively, under an agreement with FS&C whereby FS&C provides investment management services. Investment Expenses incurred in connection with such agreement were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
With respect to the Company’s defined contribution plans, until November 4, 2014, one of the alternative investment choices afforded to participating employees was the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $22.8 million and $20.4 million for investment in the Dreyfus Appreciation Fund at December 31, 2013 and 2012, respectively, representing 6% and 7% of the total amount invested in the Company’s defined contribution plans at such dates.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 24. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Dec 31, 2014
Revenues:
Earned Premiums	$477.6	$470.3	$462.8	$451.5	$1,862.2
Net Investment Income	71.1	72.6	72.3	93.1	309.1
Other Income	0.1	0.2	0.5	0.6	1.4
Net Realized Gains on Sales of Investments	6.6	3.5	8.0	21.0	39.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.8)	(4.1)	(3.8)	(6.5)	(15.2)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	—	—
Net Impairment Losses Recognized in Earnings	(0.8)	(4.1)	(3.8)	(6.5)	(15.2)
Total Revenues	554.6	542.5	539.8	559.7	2,196.6
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	327.9	347.5	300.5	285.8	1,261.7
Insurance Expenses	152.1	161.3	158.6	156.4	628.4
Write-off of Long-lived Asset	—	—	54.6	—	54.6
Interest and Other Expenses	22.7	22.5	22.1	24.4	91.7
Total Expenses	502.7	531.3	535.8	466.6	2,036.4
Income from Continuing Operations before Income Taxes	51.9	11.2	4.0	93.1	160.2
Income Tax Benefit (Expense)	(16.7)	(1.9)	0.8	(29.8)	(47.6)
Income from Continuing Operations	35.2	9.3	4.8	63.3	112.6
Income (Loss) from Discontinued Operations	(0.1)	—	(0.1)	2.1	1.9
Net Income	$35.1	$9.3	$4.7	$65.4	$114.5
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.63	$0.17	$0.09	$1.20	$2.08
Diluted	$0.63	$0.17	$0.09	$1.20	$2.08
Net Income Per Unrestricted Share:
Basic	$0.63	$0.17	$0.09	$1.24	$2.12
Diluted	$0.63	$0.17	$0.09	$1.24	$2.12
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
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

Report of Independent Registered
Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF KEMPER CORPORATION
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 12, 2015

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with participation of Kemper’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, Kemper’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Kemper in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Kemper’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2014.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated financial statements of Kemper and its subsidiaries, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DONALD G. SOUTHWELL	/S/ FRANK J. SODARO
Donald G. Southwell	Frank J. Sodaro
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
Kemper Corporation	Kemper Corporation
February 12, 2015

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2015 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2014, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2015 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2015 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	2,265,711	$39.74	8,243,636
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,265,711	$39.74	8,243,636
(1) Includes 517,500 shares reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock and performance-based RSU awards.
Kemper’s Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, DSUs, time-vested restricted stock and RSUs, and performance-based restricted stock and RSUs.
The design of the Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include restricted stock, RSUs, DSUs, if settled with stock, and other stock-based awards.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2015 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2015 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2014 and 2013, and the consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the years ended December 31, 2014, 2013 and 2012, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2014 Annual Report.

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

3.	Exhibits. An Exhibit Index has been filed as part of this report on pages E-1 through E-5.

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Donald G. Southwell, Chairman, President and Chief Executive Officer, Frank J. Sodaro, Senior Vice President and Chief Financial Officer, and Richard Roeske, Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2014 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2014 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2015.

KEMPER CORPORATION (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 12, 2015.

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
Richard C. Vie

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2014
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$315.2	$345.5	$345.5
States and Political Subdivisions	1,352.5	1,477.1	1,477.1
Corporate Securities:
Other Bonds and Notes	2,599.3	2,878.5	2,878.5
Redeemable Preferred Stocks	5.9	6.7	6.7
Collateralized Loan Obligations	64.9	64.4	64.4
Other Mortgage- and Asset-backed	3.9	5.4	5.4
Total Investments in Fixed Maturities	4,341.7	4,777.6	4,777.6
Equity Securities:
Preferred Stocks	101.8	109.5	109.5
Common Stocks	104.2	133.8	133.8
Other Equity Interests	355.5	388.9	388.9
Total Investments in Equity Securities	561.5	632.2	632.2
Fair Value Option Investments	53.3	53.3	53.3
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	184.8	XXX.X	184.8
Loans, Real Estate and Other Investments	449.6	XXX.X	449.6
Short-term Investments	342.2	XXX.X	342.2
Total Investments	$5,933.1		$6,439.7
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH I-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2014	2013
ASSETS
Investments in Subsidiaries	$2,677.5	$2,614.0
Fixed Maturities at Fair Value (Amortized Cost: 2014 – $12.2)	12.2	—
Equity Securities at Fair Value (Cost: 2014 – $21.9; 2013 – $4.7)	21.8	5.0
Fair Value Option Investments	53.3	—
Short-term Investments	225.1	130.8
Cash	17.9	20.8
Other Receivables	6.9	4.9
Current and Deferred Income Taxes	4.7	35.0
Other Assets	5.6	7.3
Total Assets	$3,025.0	$2,817.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2014 – $390.2; 2013 – $395.5)	$358.5	$357.9
Senior Notes Payable, 6.00% due 2015 (Fair Value: 2014 – $260.2; 2013 – $271.6)	249.5	249.0
Subordinated Debentures due 2054 (Fair Value: 2014 – $154.0)	144.1	—
Liabilities for Income Taxes	14.5	90.5
Liabilities for Benefit Plans	160.2	63.9
Accrued Expenses and Other Liabilities	7.5	5.0
Total Liabilities	934.3	766.3
Shareholders’ Equity:
Common Stock	5.2	5.6
Additional Paid-in Capital	660.1	694.8
Retained Earnings	1,202.7	1,215.8
Accumulated Other Comprehensive Income	222.7	135.3
Total Shareholders’ Equity	2,090.7	2,051.5
Total Liabilities and Shareholders’ Equity	$3,025.0	$2,817.8
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2014	2013	2012
Net Investment Income	$0.9	$0.2	$0.2
Net Realized Gains (Losses) on Sales of Investments	(0.2)	0.6	0.3
Net Impairment Losses Recognized in Earnings	(1.7)	—	—
Total Revenues	(1.0)	0.8	0.5
Interest Expense	47.9	39.0	39.5
Other Operating Expenses	2.7	21.6	13.6
Total Operating Expenses	50.6	60.6	53.1
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(51.6)	(59.8)	(52.6)
Income Tax Benefit	18.9	20.8	18.2
Loss before Equity in Net Income of Subsidiaries	(32.7)	(39.0)	(34.4)
Equity in Net Income of Subsidiaries	147.2	256.7	137.8
Net Income	$114.5	$217.7	$103.4
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2014	2013	2012
Net Income	$114.5	$217.7	$103.4
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	261.7	(324.9)	157.9
Securities Held by Parent	(2.0)	—	—
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(26.8)	(37.9)	(61.2)
Securities Held by Parent	1.7	—	—
Unrealized Holding Gains (Losses)	234.6	(362.8)	96.7
Unrecognized Postretirement Benefit Costs Arising During the Year	(106.4)	61.6	(29.4)
Amortization of Unrecognized Postretirement Benefit Costs	7.9	25.0	16.2
Net Unrecognized Postretirement Benefit Costs	(98.5)	86.6	(13.2)
Foreign Currency Translation Adjustments	(1.0)	0.2	1.6
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	(1.0)	0.2	1.6
Other Comprehensive Income (Loss) before Income Taxes	135.1	(276.0)	85.1
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	(92.3)	115.9	(55.9)
Securities Held by Parent	0.7	—	—
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	9.4	13.2	21.5
Securities Held by Parent	(0.6)	—	—
Unrealized Holding Gains and Losses	(82.8)	129.1	(34.4)
Unrecognized Postretirement Benefit Costs Arising During the Year	37.5	(21.6)	10.3
Amortization of Unrecognized Postretirement Benefit Costs	(2.8)	(8.8)	(5.7)
Net Unrecognized Postretirement Benefit Costs	34.7	(30.4)	4.6
Foreign Currency Translation Adjustments	0.4	(0.1)	(0.6)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	0.4	(0.1)	(0.6)
Income Tax Benefit (Expense)	(47.7)	98.6	(30.4)
Other Comprehensive Income (Loss)	87.4	(177.4)	54.7
Total Comprehensive Income	$201.9	$40.3	$158.1
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net Income	$114.5	$217.7	$103.4
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(147.2)	(256.7)	(137.8)
Cash Dividends from Subsidiaries	159.1	95.0	95.0
Cash Contribution to Defined Benefit Plan	—	(55.0)	—
Net Realized (Gains) Losses on Sales of Investments	0.2	(0.6)	(0.3)
Net Impairment Losses Recognized in Earnings	1.7	—	—
Other, Net	10.5	67.3	8.5
Net Cash Provided by Operating Activities	138.8	67.7	68.8
Investing Activities:
Capital Distribution from Subsidiary	1.1	50.5	20.0
Sales, Paydowns and Maturities of Fixed Maturities	11.5	—	13.1
Sales of Equity Securities	15.1	—	—
Sales of Fair Value Option Investments	6.9	—	—
Purchases of Fair Value Option Investments	(60.9)	—	—
Change in Short-term Investments	(94.3)	52.7	(106.3)
Net Cash Provided (Used) by Investing Activities	(120.6)	103.2	(73.2)
Financing Activities:
Net Proceeds from Issuance of Subordinated Debentures	144.0	—	—
Cash Dividends Paid	(51.8)	(54.9)	(56.9)
Common Stock Repurchases	(114.0)	(100.4)	(60.7)
Cash Exercise of Stock Options	0.5	1.7	1.3
Excess Tax Benefits on Share Based Awards	0.2	1.3	0.5
Net Cash Used by Financing Activities	(21.1)	(152.3)	(115.8)
Increase (Decrease) in Cash	(2.9)	18.6	(120.2)
Cash, Beginning of Year	20.8	2.2	122.4
Cash, End of Year	$17.9	$20.8	$2.2
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-4

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2014
Property & Casualty Insurance	$1,249.5	$1,189.1	$0.5	$72.7	$887.3	$187.5	$166.2	$78.2	$651.1	$509.7
Life & Health Insurance (1)	612.7	N/A	0.9	218.7	374.4	47.9	268.1	225.1	3,278.2	27.2
Other	—	N/A	—	17.7	—	—	(41.3)	—	78.3	—
Total	$1,862.2	N/A	$1.4	$309.1	$1,261.7	$235.4	$393.0	$303.3	$4,007.6	$536.9
2013
Property & Casualty Insurance	$1,392.9	$1,342.2	$0.5	$90.9	$969.3	$207.2	$168.2	$85.7	$742.6	$570.3
Life & Health Insurance (1)	632.9	N/A	0.2	209.9	387.9	46.7	271.5	217.2	3,222.8	28.6
Other	—	N/A	0.1	13.9	—	—	(39.2)	—	95.6	—
Total	$2,025.8	N/A	$0.8	$314.7	$1,357.2	$253.9	$400.5	$302.9	$4,061.0	$598.9
2012
Property & Casualty Insurance	$1,467.2	$1,454.1	$0.7	$77.9	$1,188.9	$212.6	$179.9
Life & Health Insurance (1)	639.9	N/A	0.1	204.3	393.1	44.4	266.4
Other	—	N/A	—	13.7	—	—	(31.0)
Total	$2,107.1	N/A	$0.8	$295.9	$1,582.0	$257.0	$415.3

(1)
The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH III-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2014
Life Insurance in Force	$20,565.9	$541.5	$217.8	$20,242.2	1.1%
Premiums:
Life Insurance	$387.5	$1.5	$1.6	$387.6	0.4%
Accident and Health Insurance	146.3	0.5	2.8	148.6	1.9%
Property and Liability Insurance	1,297.3	24.0	52.7	1,326.0	4.0%
Total Premiums	$1,831.1	$26.0	$57.1	$1,862.2	3.1%
Year Ended December 31, 2013
Life Insurance in Force	$21,006.0	$576.4	$229.5	$20,659.1	1.1%
Premiums:
Life Insurance	$392.4	$1.5	$1.8	$392.7	0.5%
Accident and Health Insurance	161.9	0.6	0.1	161.4	0.1%
Property and Liability Insurance	1,452.7	31.8	50.8	1,471.7	3.5%
Total Premiums	$2,007.0	$33.9	$52.7	$2,025.8	2.6%
Year Ended December 31, 2012
Life Insurance in Force	$21,340.4	$610.4	$242.9	$20,972.9	1.2%
Premiums:
Life Insurance	$392.8	$1.4	$2.0	$393.4	0.5%
Accident and Health Insurance	165.5	0.4	0.1	165.2	0.1%
Property and Liability Insurance	1,547.3	40.7	41.9	1,548.5	2.7%
Total Premiums	$2,105.6	$42.5	$44.0	$2,107.1	2.1%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH IV-1

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.3	August 8, 2014
4.2	Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee	8-K	001-18298	4.1	May 14, 2012
4.3	Officers’ Certificate, including form of Senior Note with respect to Kemper’s 6.00% Senior Notes due May 15, 2017	10-Q	001-18298	4.3	May 7, 2012
4.4	Officers’ Certificate, including the form of Senior Note with respect to Kemper’s 6.00% Senior Notes due November 30, 2015	8-K	001-18298	4.2	November 24, 2010
4.5	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.6	First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 27, 2014, by and between Kemper and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 7.375% Subordinated Debentures due 2054).	8-K	001-18298	4.2	February 27, 2014
4.7	Form of Certificate Representing Shares of Kemper Corporation Common Stock	8-K	001-18298	4.1	August 8, 2014
10.1	Credit Agreement, dated as of March 7, 2012, by and among Kemper, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, swing line lender and issuing bank, and Wells Fargo Bank, National Association and Fifth Third Bank, as co-syndication agents, as amended by Amendment No. 1 to Credit Agreement effective as of December 31, 2013	10-K	001-18298	10.1	February 14, 2014
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.5*	Kemper Defined Contribution Supplemental Retirement Plan, as amended and restated effective August 25, 2011	10-Q	001-18298	10.15	November 2, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.6*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2014	10-K	001-18298	10.5	February 14, 2014
10.7*	Kemper Severance Plan, as amended and restated effective August 25, 2011	10-Q	001-18298	10.18	November 2, 2011
10.8*	Kemper 1995 Non-employee Director Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.2	February 4, 2009
10.9*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.6	May 4, 2011
10.10*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 3, 2009	10-K	001-18298	10.7	February 4, 2009
10.11*	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006	10-Q	001-18298	10.2	May 4, 2011
10.12*	Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.8	May 4, 2011
10.13*	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.4	February 4, 2009
10.14*	Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.9	May 4, 2011
10.15*	Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011	10-K	001-18298	10.9	February 3, 2011
10.16*	Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.5	February 4, 2009
10.17*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011	10-K	001-18298	10.10	February 3, 2011
10.18*	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011	10-K	001-18298	10.11	February 3, 2011
10.19*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.20*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011	10-K	001-18298	10.13	February 17, 2012
10.21*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.24	February 15, 2013
10.22*	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.25	February 15, 2013
10.23*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.1	May 2, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24*	Form of Deferred Stock Unit Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.2	May 2, 2013
10.25*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.24	February 14, 2014
10.26*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.25	February 14, 2014
10.27*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.26	February 14, 2014
10.28*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.27	February 14, 2014
10.29*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.28	February 14, 2014
10.30*	Kemper 2009 Performance Incentive Plan, as amended and restated effective October 29, 2013 (for awards through February 3, 2014)	10-Q	001-18298	10.2	October 31, 2013
10.31*	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013	10-K	001-18298	10.20	February 15, 2013
10.32*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013	10-K	001-18298	10.21	February 15, 2013
10.33*	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2014	10-K	001-18298	10.32	February 14, 2014
10.34*	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.33	February 14, 2014
10.35*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.34	February 14, 2014
10.36*	Kemper Executive Performance Plan, effective February 4, 2014	10-K	001-18298	10.35	February 14, 2014
10.37*	Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012	8-K	001-18298	10.25	February 6, 2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.38*	Kemper is a party to individual severance agreements with the following officers:	10-Q	001-18298	10.17	November 2, 2011

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
Scott Renwick (Of Counsel; Former Senior Vice President and General Counsel)
Richard Roeske (Vice President and Chief Accounting Officer)
Dennis J. Sandelski (Vice President, Tax and Corporate Development)
Frank J. Sodaro (Senior Vice President and Chief Financial Officer)
Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Southwell and 2.0 for the other officers.
10.39*	Transition and Separation Agreement, effective November 22, 2014 with Edward J. Konar, former Vice President and Life & Health Group Executive of the Company					X
12	Ratios of Earnings to Fixed Charges					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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