Form 10-Q
period 2015-03-31
KEMPER Corp
filed 2015-05-07
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,826,732 shares of common stock, $0.10 par value, were outstanding as of April 30, 2015.

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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Kemper bases these statements on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2014 (the “2014 Annual Report”) as updated by Item 1A. of Part II of subsequently-filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q.
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

•	Absolute and relative performance of investments held by the Company;

•	Changes in industry trends and significant industry developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•	The impact of required participation in windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Increased costs and risks related to information technology and data security, including, but not limited to, identity theft and the prevention of, or occurrence of, disruption of services; and
Other risks and uncertainties described from time to time in Kemper’s filings with the SEC.
Kemper cannot provide any assurances that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this Quarterly Report on Form 10-Q. Kemper advises the reader, however to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014
Revenues:
Earned Premiums	$431.3	$477.6
Net Investment Income	70.6	71.1
Other Income	0.9	0.1
Net Realized Gains on Sales of Investments	3.4	6.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(7.0)	(0.8)
Portion of Losses Recognized in Other Comprehensive Income	—	—
Net Impairment Losses Recognized in Earnings	(7.0)	(0.8)
Total Revenues	499.2	554.6

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	297.7	327.9
Insurance Expenses	144.9	152.1
Loss from Early Extinguishment of Debt	9.1	—
Interest and Other Expenses	29.7	22.7
Total Expenses	481.4	502.7
Income from Continuing Operations before Income Taxes	17.8	51.9
Income Tax Expense	(4.3)	(16.7)
Income from Continuing Operations	13.5	35.2
Loss from Discontinued Operations	—	(0.1)
Net Income	$13.5	$35.1
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.26	$0.63
Diluted	$0.26	$0.63
Net Income Per Unrestricted Share:
Basic	$0.26	$0.63
Diluted	$0.26	$0.63
Dividends Paid to Shareholders Per Share	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014
Net Income	$13.5	$35.1

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains	53.3	120.0
Foreign Currency Translation Adjustments	(0.9)	—
Amortization of Net Unrecognized Postretirement Benefit Costs	5.4	2.0
Other Comprehensive Income Before Income Taxes	57.8	122.0
Other Comprehensive Income Tax Expense	(20.2)	(43.1)
Other Comprehensive Income	37.6	78.9
Total Comprehensive Income	$51.1	$114.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Mar 31, 2015	Dec 31, 2014
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2015 - $4,317.2; 2014 - $4,341.7)	$4,803.1	$4,777.6
Equity Securities at Fair Value (Cost: 2015 - $555.5; 2014 - $561.5)	628.6	632.2
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	168.1	184.8
Fair Value Option Investments	54.2	53.3
Short-term Investments at Cost which Approximates Fair Value	357.3	342.2
Other Investments	450.1	449.6
Total Investments	6,461.4	6,439.7
Cash	87.7	76.1
Receivables from Policyholders	293.1	295.3
Other Receivables	197.0	187.0
Deferred Policy Acquisition Costs	305.6	303.3
Goodwill	311.8	311.8
Current Income Tax Assets	10.9	—
Other Assets	217.5	220.2
Total Assets	$7,885.0	$7,833.4
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,299.5	$3,273.7
Property and Casualty	720.1	733.9
Total Insurance Reserves	4,019.6	4,007.6
Unearned Premiums	530.0	536.9
Liabilities for Income Taxes	58.2	36.5
Debt at Amortized Cost (Fair Value: 2015 - $804.1; 2014 - $804.4)	750.0	752.1
Accrued Expenses and Other Liabilities	417.3	409.6
Total Liabilities	5,775.1	5,742.7
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,826,395 Shares Issued and Outstanding at March 31, 2015 and 52,418,246 Shares Issued and Outstanding at December 31, 2014	5.2	5.2
Paid-in Capital	655.1	660.1
Retained Earnings	1,189.3	1,202.7
Accumulated Other Comprehensive Income	260.3	222.7
Total Shareholders’ Equity	2,109.9	2,090.7
Total Liabilities and Shareholders’ Equity	$7,885.0	$7,833.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014
Operating Activities:
Net Income	$13.5	$35.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Decrease (Increase) in Deferred Policy Acquisition Costs	(2.3)	1.1
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	1.6	1.8
Equity in Loss (Earnings) of Equity Method Limited Liability Investments	0.7	(3.5)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	0.4	7.0
Increase in Value of Fair Value Option Investments Reported in Investment Income	(0.9)	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	2.7	3.8
Net Realized Gains on Sales of Investments	(3.4)	(6.6)
Net Impairment Losses Recognized in Earnings	7.0	0.8
Loss from Early Extinguishment of Debt	9.1	—
Depreciation of Property and Equipment	3.2	4.3
Increase in Receivables	(8.4)	(13.6)
Increase in Insurance Reserves	11.5	6.0
Decrease in Unearned Premiums	(6.9)	(16.4)
Change in Income Taxes	(10.5)	10.1
Increase in Accrued Expenses and Other Liabilities	1.9	2.3
Other, Net	9.8	4.9
Net Cash Provided by Operating Activities	29.0	37.1
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	121.7	188.8
Purchases of Fixed Maturities	(92.3)	(98.6)
Sales of Equity Securities	18.7	35.1
Purchases of Equity Securities	(11.7)	(67.0)
Return of Investment of Equity Method Limited Liability Investments	16.3	10.1
Acquisitions of Equity Method Limited Liability Investments	(4.7)	(7.5)
Increase in Short-term Investments	(15.2)	(224.8)
Improvements of Investment Real Estate	(0.6)	(0.8)
Sales of Investment Real Estate	—	0.9
Increase in Other Investments	(1.1)	(1.8)
Acquisition of Software	(2.9)	(3.0)
Disposition of Subsidiary, Net of Cash Disposed	—	8.9
Other, Net	(0.5)	(2.5)
Net Cash Provided (Used) by Investing Activities	27.7	(162.2)
Financing Activities:
Net Proceeds from Issuances of Debt	267.8	144.2
Repayments of Debt	(279.3)	—
Common Stock Repurchases	(23.4)	(7.7)
Dividends and Dividend Equivalents Paid	(12.3)	(13.3)
Cash Exercise of Stock Options	1.6	—
Other, Net	0.5	0.4
Net Cash Provided (Used) by Financing Activities	(45.1)	123.6
Increase (Decrease) in Cash	11.6	(1.5)
Cash, Beginning of Year	76.1	66.5
Cash, End of Period	$87.7	$65.0
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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2014 Annual Report.
Adoption of New Accounting Guidance
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The amendments in ASU 2015-01 can be applied either prospectively or retrospectively. The Company adopted ASU 2015-01 beginning with these interim condensed consolidated financial statements. The retrospective application had no impact on the Company’s previously issued financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities while also eliminating the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 may also affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption being permissible. The Company is currently evaluating the impact of this guidance on its financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that they be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The Company adopted ASU 2015-03 beginning with these interim condensed consolidated financial statements. The retrospective application had no impact on the Company’s previously issued financial statements.
All other recently issued accounting pronouncements with effective dates prior to April 1, 2015 have been adopted by the Company. There were no adoptions in 2014 or the three months ended March 31, 2015 that had a material impact on the Condensed Consolidated Financial Statements. All other recently issued accounting pronouncements with effective dates after March 31, 2015 are not expected to have a material impact on the Company’s financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2015 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$307.0	$34.0	$(0.7)	$340.3
States and Political Subdivisions	1,355.9	134.7	(0.4)	1,490.2
Corporate Securities:
Bonds and Notes	2,575.4	322.5	(7.0)	2,890.9
Redeemable Preferred Stocks	5.9	0.5	—	6.4
Collateralized Loan Obligations	69.1	0.9	(0.1)	69.9
Other Mortgage- and Asset-backed	3.9	1.5	—	5.4
Investments in Fixed Maturities	$4,317.2	$494.1	$(8.2)	$4,803.1
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2014 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$315.2	$32.3	$(2.0)	$345.5
States and Political Subdivisions	1,352.5	126.4	(1.8)	1,477.1
Corporate Securities:
Bonds and Notes	2,599.3	294.3	(15.1)	2,878.5
Redeemable Preferred Stocks	5.9	0.8	—	6.7
Collateralized Loan Obligations	64.9	0.3	(0.8)	64.4
Other Mortgage- and Asset-backed	3.9	1.5	—	5.4
Investments in Fixed Maturities	$4,341.7	$455.6	$(19.7)	$4,777.6
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2015 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$44.1	$44.9
Due after One Year to Five Years	741.1	795.5
Due after Five Years to Ten Years	1,338.5	1,414.5
Due after Ten Years	1,994.3	2,336.5
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	199.2	211.7
Investments in Fixed Maturities	$4,317.2	$4,803.1
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2015 consisted of securities issued by the Government National Mortgage Association with a fair value of $127.4 million, securities issued by the Federal National Mortgage Association with a fair value of $8.7 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.3 million and securities of other non-governmental issuers with a fair value of $75.3 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
There were no unsettled sales of Investments in Fixed Maturities at March 31, 2015 or December 31, 2014. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $6.1 million at March 31, 2015, all of which settled in the following month. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2014.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2015 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.5	$5.8	$(0.8)	$90.5
Other Industries	16.3	3.6	(0.7)	19.2
Common Stocks:
Manufacturing	41.2	15.0	—	56.2
Other Industries	52.2	16.3	(0.6)	67.9
Other Equity Interests:
Exchange Traded Funds	195.3	10.4	(0.6)	205.1
Limited Liability Companies and Limited Partnerships	165.0	27.5	(2.8)	189.7
Investments in Equity Securities	$555.5	$78.6	$(5.5)	$628.6
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2014 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.5	$5.2	$(1.0)	$89.7
Other Industries	16.3	3.5	—	19.8
Common Stocks:
Manufacturing	43.4	14.9	(1.1)	57.2
Other Industries	60.8	16.2	(0.4)	76.6
Other Equity Interests:
Exchange Traded Funds	195.2	8.2	(0.7)	202.7
Limited Liability Companies and Limited Partnerships	160.3	27.7	(1.8)	186.2
Investments in Equity Securities	$561.5	$75.7	$(5.0)	$632.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2015 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$28.7	$(0.2)	$25.5	$(0.5)	$54.2	$(0.7)
States and Political Subdivisions	54.1	(0.4)	1.0	—	55.1	(0.4)
Corporate Securities:
Bonds and Notes	221.1	(4.3)	93.3	(2.7)	314.4	(7.0)
Redeemable Preferred Stocks	1.7	—	—	—	1.7	—
Collateralized Loan Obligations	20.4	(0.1)	3.5	—	23.9	(0.1)
Other Mortgage- and Asset-backed	—	—	0.4	—	0.4	—
Total Fixed Maturities	326.0	(5.0)	123.7	(3.2)	449.7	(8.2)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	7.2	(0.4)	12.6	(0.4)	19.8	(0.8)
Other Industries	6.5	(0.7)	0.5	—	7.0	(0.7)
Common Stocks:
Other Industries	2.0	(0.6)	—	—	2.0	(0.6)
Other Equity Interests:
Exchange Traded Funds	—	—	14.5	(0.6)	14.5	(0.6)
Limited Liability Companies and Limited Partnerships	94.3	(2.2)	12.6	(0.6)	106.9	(2.8)
Total Equity Securities	110.0	(3.9)	40.2	(1.6)	150.2	(5.5)
Total	$436.0	$(8.9)	$163.9	$(4.8)	$599.9	$(13.7)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2015, were $8.2 million, of which $3.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.1 million unrealized losses at March 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses included in the preceding table under the heading “12 Months or Longer” related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $3.5 million, and below-investment-grade fixed maturity investments comprised $4.7 million of the unrealized losses on investments in fixed maturities at March 31, 2015. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At March 31, 2015, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at March 31, 2015 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at March 31, 2015 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at March 31, 2015.
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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2014 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on the Company’s evaluations, it concluded that the declines in the fair values of the Company’s investments in equity securities in the preceding table were temporary at December 31, 2014.
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

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Balance at Beginning of Period	$5.3	$9.9
Increases to Previously Recognized OTTI Credit Losses	—	0.3
Balance at End of Period	$5.3	$10.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Gross gains and losses on sales of investments in fixed maturities and equity securities for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Fixed Maturities:
Gains on Sales	$2.0	$4.4
Losses on Sales	(0.1)	—
Equity Securities:
Gains on Sales	1.5	0.8
Losses on Sales	—	—
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at March 31, 2015 is limited to the total carrying value of $168.1 million. In addition, the Company had outstanding commitments totaling approximately $40.3 million to fund Equity Method Limited Liability Investments at March 31, 2015.
The carrying values of the Company’s Other Investments at March 31, 2015 and December 31, 2014 were:

(Dollars in Millions)	Mar 31, 2015	Dec 31, 2014
Loans to Policyholders at Unpaid Principal	$284.5	$283.4
Real Estate at Depreciated Cost	160.3	160.9
Trading Securities at Fair Value	4.9	4.9
Other	0.4	0.4
Total	$450.1	$449.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2015 and 2014 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$733.9	$843.5
Less Reinsurance Recoverables at Beginning of Year	54.9	63.4
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	679.0	780.1
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	214.2	253.0
Prior Years:
Continuing Operations	(7.4)	(15.2)
Discontinued Operations	—	0.2
Total Incurred Losses and LAE Related to Prior Years	(7.4)	(15.0)
Total Incurred Losses and LAE	206.8	238.0
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	91.1	108.4
Prior Years:
Continuing Operations	126.0	140.1
Discontinued Operations	1.8	2.2
Total Paid Losses and LAE Related to Prior Years	127.8	142.3
Total Paid Losses and LAE	218.9	250.7
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	666.9	767.4
Plus Reinsurance Recoverables at End of Period	53.2	62.2
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$720.1	$829.6
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
For the three months ended March 31, 2015, the Company reduced its property and casualty insurance reserves by $7.4 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $7.2 million, and commercial lines insurance losses and LAE reserves developed favorably by $0.2 million. Personal automobile insurance losses and LAE reserves developed favorably by $5.1 million, homeowners insurance losses and LAE reserves developed favorably by $2.6 million, and other personal lines losses and LAE reserves developed adversely by $0.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2013 and 2012 accident years, partially offset by the emergence of worse than expected loss patterns for the 2014 accident year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves (continued)
For the three months ended March 31, 2014, the Company reduced its property and casualty insurance reserves by $15.0 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $14.7 million, and commercial lines insurance losses and LAE reserves developed favorably by $0.3 million. The commercial lines insurance losses and LAE reserves included favorable development of $0.5 million from continuing operations and unfavorable development of $0.2 million from discontinued operations. Personal automobile insurance losses and LAE reserves developed favorably by $11.5 million, homeowners insurance losses and LAE reserves developed favorably by $2.8 million, and other personal lines losses and LAE reserves developed favorably by $0.4 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent accident years.
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
Note 4 - Debt
The amortized cost of debt outstanding at March 31, 2015 and December 31, 2014 was:

(Dollars in Millions)	Mar 31, 2015	Dec 31, 2014
Senior Notes:
6.00% Senior Notes due November 30, 2015	$—	$249.5
6.00% Senior Notes due May 15, 2017	358.6	358.5
4.35% Senior Notes due February 15, 2025	247.3	—
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Debt Outstanding	$750.0	$752.1
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”). Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the credit agreement at either March 31, 2015 or December 31, 2014.
Trinity and United Insurance are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. As members, Trinity and United Insurance may obtain advances from the FHLB of Dallas and Chicago, respectively. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. During the first three months of 2015, Trinity borrowed and repaid $20.5 million under its agreement with the FHLB of Dallas. There were no advances from the FHLB of Dallas or Chicago outstanding at either March 31, 2015 or December 31, 2014.
On February 24, 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”). The net proceeds of the issuance were $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% Senior Notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes for the three months ended March 31, 2015 from the early redemption of these senior notes.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the three months ended March 31, 2015 and 2014 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Notes Payable under Revolving Credit Agreement	$0.2	$0.2
Federal Home Loan Bank of Dallas	—	—
Federal Home Loan Bank of Chicago	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	3.7	3.9
6.00% Senior Notes due May 15, 2017	5.6	5.5
4.35% Senior Notes due February 15, 2025	1.1	—
7.375% Subordinated Debentures due February 27, 2054	2.8	1.0
Interest Expense before Capitalization of Interest	13.4	10.6
Capitalization of Interest	(0.2)	(0.3)
Total Interest Expense	$13.2	$10.3
Interest paid, including facility fees, for the three months ended March 31, 2015 and 2014 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Notes Payable under Revolving Credit Agreement	$0.2	$0.2
Federal Home Loan Bank of Dallas	—	—
Federal Home Loan Bank of Chicago	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	4.8	—
6.00% Senior Notes due May 15, 2017	—	—
4.35% Senior Notes due February 15, 2025	—	—
7.375% Subordinated Debentures due February 27, 2054	2.8	—
Total Interest Paid	$7.8	$0.2
Note 5 - Long-term Equity-based Compensation Plans
As of March 31, 2015, there were 7,834,964 common shares available for future grants under Kemper’s long-term equity-based compensation plan, of which 540,900 shares were reserved for future grants based on the performance level attained under the terms of outstanding performance-based restricted stock and performance-based restricted stock unit (“RSU”) awards. Equity-based compensation expense was $2.2 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. Total unamortized compensation expense related to nonvested awards at March 31, 2015 was $8.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Outstanding equity-based compensation awards at March 31, 2015 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, time-vested RSUs, performance-based restricted stock, performance-based RSUs and deferred stock units (“DSUs”). Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock. Recipients of RSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	Mar 31, 2015			Mar 31, 2014
Range of Valuation Assumptions
Expected Volatility	22.49%	-	41.65%	25.76%	-	44.43%
Risk-free Interest Rate	1.08	-	1.63	1.07	-	2.14
Expected Dividend Yield	2.62	-	2.62	2.60	-	2.60
Weighted-Average Expected Life in Years
Employee Grants	4	-	7	4	-	7
Director Grants	5.5			NA
Tandem Award activity for the three months ended March 31, 2015 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	2,265,711	$39.74
Granted	265,750	36.17
Exercised	(239,250)	28.16
Forfeited or Expired	(427,024)	46.23
Outstanding at March 31, 2015	1,865,187	$39.23	5.08	$5.5
Vested and Expected to Vest at March 31, 2015	1,821,284	$39.34	5.00	$5.3
Exercisable at March 31, 2015	1,295,183	$40.96	3.38	$3.4
The weighted-average grant-date fair values of Tandem Awards granted during the three months ended March 31, 2015 and 2014 were $8.06 per option and $10.18 per option, respectively. Total intrinsic value of Tandem Awards exercised was $2.3 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. The total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.8 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Total cash received from exercises of Tandem Awards was $1.6 million for the three months ended March 31, 2015 and insignificant for the same period in 2014.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
Information pertaining to Tandem Awards outstanding at March 31, 2015 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices Per Share ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Tandem Awards	Weighted- average Exercise Price Per Share ($)
$15.01	-	$20.00	8,000	$16.48	4.10	8,000	$16.48
20.01	-	25.00	21,500	23.26	4.81	21,500	23.26
25.01	-	30.00	187,125	29.12	6.43	141,123	28.97
30.01	-	35.00	210,000	33.13	7.83	118,000	32.89
35.01	-	40.00	821,125	36.67	7.02	389,123	37.10
40.01	-	45.00	—	—	—	—	—
45.01	-	50.00	616,045	48.61	1.21	616,045	48.61
50.01	-	55.00	1,392	50.04	0.10	1,392	50.04
15.01	-	55.00	1,865,187	39.23	5.09	1,295,183	40.96
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the three months ended March 31, 2015 was as follows:

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	53,095	$32.42	30,024	$36.60
Granted	—	—	47,375	36.17
Vested	—	—	—	—
Forfeited	(3,651)	29.18	(800)	36.40
Nonvested Balance at End of Period	49,444	32.66	76,599	36.34
The grant-date fair values of the performance-based restricted stock and performance-based RSU awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock and nonvested performance-based RSUs for the three months ended March 31, 2015 was as follows:

	Performance-based Restricted Stock Awards		Performance-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	110,625	$39.28	61,875	$40.50
Granted	—	—	68,825	43.05
Vested	—	—	—	—
Forfeited	(59,225)	36.81	(1,800)	41.49
Nonvested Balance at End of Period	51,400	42.12	128,900	41.85

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of a RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The final payout of these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2015, 2014 and 2013 three-year performance periods was 68,125 common shares, 60,775 common shares and 51,400 common shares, respectively, at March 31, 2015. For the 2012 three-year performance period, the Company was below the minimum performance level, and all of the related 57,775 shares of performance-based restricted stock were forfeited on January 31, 2015, the three-year anniversary of their grant date.
The total fair value of the shares of restricted stock that vested during the three months ended March 31, 2014 and the additional shares that were issued in connection with the 2011 performance-based restricted stock awards was $2.4 million. The tax benefit for tax deductions realized from such shares was $0.8 million.
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. DSU awards granted to Non-employee Directors are fully vested on the date of grant. Activity related to DSU awards for the three months ended March 31, 2015 was as follows:

	Number of DSUs	Weighted- Average Grant-Date Fair Value Per DSU
Vested Balance at Beginning of the Year	8,000	$34.52
Granted and Vested	—	—
Vested Balance at End of Period	8,000	34.52

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014
(Dollars in Millions)
Income from Continuing Operations	$13.5	$35.2
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	(0.1)	0.2
Income from Continuing Operations Attributed to Unrestricted Shares	13.6	35.0
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$13.6	$35.0
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,872.8	55,312.9
Equity-based Compensation Equivalent Shares	96.5	130.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,969.3	55,443.1
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.26	$0.63
Diluted Income from Continuing Operations Per Unrestricted Share	$0.26	$0.63
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2015 and 2014 because the exercise prices for the options exceeded the average market price is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2015	Mar 31, 2014
Equity-based Compensation Equivalent Shares	1,244.1	1,250.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,244.1	1,250.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income Before Income Taxes for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$49.7	$124.4
Reclassification Adjustment for Amounts Included in Net Income	3.6	(4.4)
Unrealized Holding Gains (Losses)	53.3	120.0
Foreign Currency Translation Adjustments	(0.9)	—
Amortization of Net Unrecognized Postretirement Benefit Costs	5.4	2.0
Other Comprehensive Income Before Income Taxes	$57.8	$122.0
The components of Other Comprehensive Income Tax Expense for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(17.5)	$(43.9)
Reclassification Adjustment for Amounts Included in Net Income	(1.3)	1.5
Unrealized Holding Gains and Losses	(18.8)	(42.4)
Foreign Currency Translation Adjustment	0.3	—
Amortization of Net Unrecognized Postretirement Benefit Costs	(1.7)	(0.7)
Other Comprehensive Income Tax Expense	$(20.2)	$(43.1)
The components of Accumulated Other Comprehensive Income (“AOCI”) at March 31, 2015 and December 31, 2014 were:

(Dollars in Millions)	Mar 31, 2015	Dec 31, 2014
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$2.1	$2.8
Other Net Unrealized Gains on Investments	360.0	324.8
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.4)	0.2
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(101.4)	(105.1)
Accumulated Other Comprehensive Income	$260.3	$222.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$3.4	$5.2
Net Impairment Losses Recognized in Earnings	(7.0)	(0.8)
Total Before Income Taxes	(3.6)	4.4
Income Tax Benefit (Expense)	1.3	(1.5)
Reclassification from AOCI, Net of Income Taxes	(2.3)	2.9
Reclassification of AOCI from Amortization of Net Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(5.4)	(2.0)
Income Tax Benefit	1.7	0.7
Reclassification from AOCI, Net of Income Taxes	(3.7)	(1.3)
Total Reclassification from AOCI to Net Income	$(6.0)	$1.6
Note 8 - Income Taxes
The components of Liabilities for Income Taxes at March 31, 2015 and December 31, 2014 were:

(Dollars in Millions)	Mar 31, 2015	Dec 31, 2014
Current Income Tax Liabilities	$—	$7.8
Deferred Income Tax Liabilities	51.1	21.5
Unrecognized Tax Benefits	7.1	7.2
Liabilities for Income Taxes	$58.2	$36.5
Income taxes paid were $14.6 million and $6.4 million for the three months ended March 31, 2015 and 2014, respectively.
During the first quarter of 2015, the Company extended the federal statute of limitations for the 2007 through 2011 tax years until December 31, 2015. The extension was requested by the Internal Revenue Service (“IRS”) to provide the Joint Committee on Taxation (“JCT”) additional time to complete a review required by statute. In April 2015, the Company received a letter dated April 3, 2015, indicating that the JCT had completed its review and had taken no exception to the IRS’s conclusion to accept the tax returns as filed, effectively settling the extended years. Accordingly, the Company will reduce its Liability for Unrecognized Tax Benefits by $3.5 million and recognize an income tax benefit of $2.3 million in the second quarter of 2015.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Service Cost Earned	$2.6	$2.2
Interest Cost on Projected Benefit Obligation	6.4	6.2
Expected Return on Plan Assets	(8.8)	(8.7)
Amortization of Accumulated Net Unrecognized Pension Costs	5.8	2.3
Total Pension Expense Recognized	$6.0	$2.0
The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Service Cost on Benefits Earned	$—	$0.1
Interest Cost on Projected Benefit Obligation	0.3	0.3
Amortization of Accumulated Net Unrecognized Gain	(0.4)	(0.3)
Total Postretirement Benefits Other than Pensions Expense (Benefit)	$(0.1)	$0.1
Note 10 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance.
The Property & Casualty Insurance segment’s principal products are personal automobile insurance, both standard and nonstandard risk, homeowners insurance, other personal insurance and commercial automobile insurance. These products are primarily distributed through independent agents and brokers, employer-sponsored voluntary benefit programs and other affinity relationships. The Life & Health Insurance segment’s principal products are individual life, accident, health and property insurance. These products are distributed by career agents employed by the Company as well as exclusive and non-exclusive independent agents and brokers.
Earned Premiums by product line for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Personal Automobile	$189.8	$216.3
Homeowners	72.6	79.7
Other Personal Property and Casualty Insurance	30.6	32.1
Commercial Automobile	13.5	13.1
Life	88.0	97.6
Accident and Health	36.8	38.8
Total Earned Premiums	$431.3	$477.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Revenues:
Property & Casualty Insurance:
Earned Premiums	$287.6	$322.3
Net Investment Income	14.8	17.6
Other Income	0.3	0.1
Total Property & Casualty Insurance	302.7	340.0
Life & Health Insurance:
Earned Premiums	143.7	155.3
Net Investment Income	50.4	50.2
Other Income	0.8	—
Total Life & Health Insurance	194.9	205.5
Total Segment Revenues	497.6	545.5
Net Realized Gains on Sales of Investments	3.4	6.6
Net Impairment Losses Recognized in Earnings	(7.0)	(0.8)
Other	5.2	3.3
Total Revenues	$499.2	$554.6
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the three months ended March 31, 2015 and 2014 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Segment Operating Profit:
Property & Casualty Insurance	$18.0	$19.3
Life & Health Insurance	24.8	34.6
Total Segment Operating Profit	42.8	53.9
Corporate and Other Operating Loss	(12.3)	(7.8)
Total Operating Profit	30.5	46.1
Net Realized Gains on Sales of Investments	3.4	6.6
Net Impairment Losses Recognized in Earnings	(7.0)	(0.8)
Loss from Early Extinguishment of Debt	(9.1)	—
Income from Continuing Operations before Income Taxes	$17.8	$51.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the three months ended March 31, 2015 and 2014 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Segment Net Operating Income :
Property & Casualty Insurance	$13.4	$14.4
Life & Health Insurance	16.1	22.1
Total Segment Net Operating Income	29.5	36.5
Corporate and Other Net Operating Loss	(7.7)	(5.0)
Consolidated Net Operating Income	21.8	31.5
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	2.2	4.2
Net Impairment Losses Recognized in Earnings	(4.6)	(0.5)
Loss from Early Extinguishment of Debt	(5.9)	—
Income from Continuing Operations	$13.5	$35.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company has elected the fair value option method of accounting for investments in certain hedge funds and, accordingly, reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2015 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$130.7	$209.6	$—	$340.3
States and Political Subdivisions	—	1,490.2	—	1,490.2
Corporate Securities:
Bonds and Notes	—	2,516.1	374.8	2,890.9
Redeemable Preferred Stocks	—	—	6.4	6.4
Collateralized Loan Obligations	—	—	69.9	69.9
Other Mortgage- and Asset-backed	—	1.5	3.9	5.4
Total Investments in Fixed Maturities	130.7	4,217.4	455.0	4,803.1
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	85.8	4.7	90.5
Other Industries	—	7.1	12.1	19.2
Common Stocks:
Manufacturing	49.5	5.9	0.8	56.2
Other Industries	51.5	0.8	15.6	67.9
Other Equity Interests:
Exchange Traded Funds	205.1	—	—	205.1
Limited Liability Companies and Limited Partnerships	—	—	189.7	189.7
Total Investments in Equity Securities	306.1	99.6	222.9	628.6
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships	—	—	54.2	54.2
Other Investments:
Trading Securities	4.9	—	—	4.9
Total	$441.7	$4,317.0	$732.1	$5,490.8
At March 31, 2015, the Company had unfunded commitments to invest an additional $113.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2014 is summarized below.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2015.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$109.0	2.6%	-	6.9%	3.6%
Non-investment-grade:
Senior Debt	Market Yield	93.3	3.6	-	14.5	9.9
Junior Debt	Market Yield	159.4	8.2	-	21.5	13.4
Collateralized Loan Obligations	Market Yield	69.9	2.5	-	7.7	4.9
Other	Various	23.4
Total Fixed Maturity Investments in Corporate Securities		$455.0

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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$107.0	2.8%	-	6.9%	3.9%
Non-investment-grade:
Senior Debt	Market Yield	92.7	3.8	-	14.5	10.6
Junior Debt	Market Yield	149.9	8.2	-	21.0	13.4
Collateralized Loan Obligations	Market Yield	64.4	2.7	-	8.1	5.2
Other Debt	Various	21.6
Total Fixed Maturity Investments in Corporate Securities		$435.6
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par, unless callable at a premium, if the security is currently callable.
The Company’s other investments that are classified as Level 3 primarily consist of Limited Liability Companies and Limited Partnerships, but also certain Preferred Stocks and Common Stocks. The Company either uses valuations provided by third party fund managers or third party appraisers, or that are generated internally. These valuations typically employ various valuation techniques commonly used in the industry, including earnings multiples based on comparable public securities, industry-specific non-earnings based multiples, market yields based on comparable public securities and discounted cash flow models.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Fair Value Option	Total
Balance at Beginning of Period	$360.6	$6.7	$64.4	$3.9	$38.8	$186.2	$53.3	$713.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(2.3)	—	0.1	—	(0.8)	(1.0)	0.9	(3.1)
Included in Other Comprehensive Income	2.4	(0.3)	1.3	—	(0.7)	(1.2)	—	1.5
Purchases	36.2	—	4.1	—	0.4	11.2	—	51.9
Settlements	(4.2)	—	—	—	—	(9.6)	—	(13.8)
Sales	(17.9)	—	—	—	(0.7)	—	—	(18.6)
Transfers into Level 3	—	—	—	—	—	4.1	—	4.1
Transfers out of Level 3	—	—	—	—	(3.8)	—	—	(3.8)
Balance at End of Period	$374.8	$6.4	$69.9	$3.9	$33.2	$189.7	$54.2	$732.1
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2015. The transfers out of Level 3 for the three months ended March 31, 2015 were due to changes in the availability of market observable inputs. The $4.1 million transfers into Level 3 for the three months ended March 31, 2015 relates to an investment that changed from an Equity Method Limited Liability investment to Other Equity Interest at Fair Value.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2014 is presented below.

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
There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2014. Transfers out of Level 3 for the three months ended March 31, 2014 were due to changes in the availability of market observable inputs.
The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. The fair value of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements.

Note 12 - Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Except with regard to the matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s condensed consolidated financial statements.
Over the last several years, certain state insurance regulators, legislators, treasurers/controllers, and their respective agents have pursued an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for deaths of their insureds and contact the insureds’ beneficiaries even though such beneficiaries may not have submitted claims, including due proof of death, as required under the terms of state-approved life insurance policy forms. These initiatives together comprise a set of circumstances involving potential changes in the law or changes in the interpretation of existing laws that could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ (the “Life Companies”) existing life insurance contracts by imposing new requirements that did not exist and were not contemplated at the time the Life Companies entered into such contracts.
Legislation. One type of initiative involves legislation (the “DMF Statutes”). DMF Statutes have been enacted in Idaho, Iowa, Kentucky, Maryland, Montana, Nevada, New York, North Dakota, Rhode Island and Vermont, with varying effective dates, that requires life insurance companies to compare on a regular basis their records for all in-force policies (including those policies issued prior to the effective dates of the DMF Statute) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File”). In contrast, New Mexico, Tennessee and Utah have enacted DMF Statutes that also require such comparisons, but exempt life insurance companies, like the Life Companies, that have not previously utilized a Death Master File, and instead only require that such companies conduct Death Master File comparisons for life insurance policies issued and delivered in each of those states after the DMF Statute’s effective date. Likewise, Alabama, Arkansas, Georgia, Indiana and Mississippi have enacted DMF Statutes that require such comparisons, but only with respect to policies issued on or after their respective effective dates, without regard to prior Death Master File use. With respect

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies (continued)
to those DMF Statutes that apply retroactively and which would likely have an adverse effect on the Company’s operations and financial position, the Life Companies have filed declaratory judgment actions in state courts challenging the application of such statutes to policies issued prior to the subject DMF Statute’s effective date:

•
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court, asking the court to construe the Kentucky DMF Statute to apply only prospectively, i.e., only to life insurance policies issued in Kentucky on or after the effective date of the Kentucky DMF Statute, consistent with what the Life Companies believe are the requirements of applicable Kentucky statutory law, the Kentucky Constitution and the Contract Clause of the United States Constitution. In April 2013, the trial court held that the Kentucky DMF Statute does apply to life insurance policies issued before the statute’s January 1, 2013 effective date. The subject Life Companies appealed this decision and in August 2014, in a unanimous opinion, the Kentucky Court of Appeals reversed the trial court and held that the Kentucky DMF statute fell within Kentucky’s statutory presumption against retroactive laws. Therefore, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on or after January 1, 2013. In September 2014, the Kentucky Department of Insurance asked the Kentucky Supreme Court to undertake a discretionary review of the Court of Appeal’s ruling. A decision by the Kentucky Supreme Court on whether to review the Court of Appeals’ decision is expected by the third quarter of 2015.

•
In July 2013, certain of the Life Companies filed a declaratory judgment action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only prospectively, consistent with what the Life Companies believe are the requirements of Maryland’s common law presumption against retroactive application of new laws, the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration filed a motion to dismiss, contending that the subject Life Companies were required to exhaust their administrative remedies before filing their action in the trial court. In March 2014, the trial court granted the Maryland Insurance Administration’s motion. The Life Companies appealed the trial court’s ruling. The Maryland appellate courts declined to stay enforcement of the Maryland DMF Statute pending the appeal, and the Life Companies are complying with the Maryland DMF Statute while they pursue their appeal. The Life Companies’ appeal was heard by the Maryland Court of Special Appeals in December 2014, and the parties expect the court to render a decision by the fourth quarter of 2015.

•
In August 2014, certain of the Life Companies filed a declaratory judgment action in Indiana state court, asking the court to construe the Indiana DMF Statute to apply only prospectively, consistent with what the Life Companies believe are the requirements of Indiana’s common law presumption against retroactive application of new laws, the Indiana Constitution and the Contract Clause of the United States Constitution. On May 6, 2015, legislation was enacted amending the Indiana DMF Statute so that it applies only prospectively. In light of this development, the subject Life Companies intend to dismiss their declaratory judgment action.

Unclaimed property compliance audits/litigation. A second type of initiative involves an unclaimed property compliance audit of the Life Companies (the “Treasurers’ Audit”) being conducted by a private audit firm retained by the treasurers/controllers of 38 states (the “Audit Firm”) and related litigation. In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion has been continued until the California Court of Appeal rules on a preliminary injunction order issued in a similar case involving an unaffiliated life insurance company, entitled Chiang v. American National Insurance Company (the “ANICO Appeal”). In July 2014, the court granted a motion by the CA Controller to stay the litigation against the Life Companies in its entirety, including discovery, pending a decision in the ANICO Appeal. As described below, the Life Companies have filed a counterclaim in this case against the CA Controller. In March, 2015, the California Court of Appeal reversed the order granting the preliminary injunction to the CA Controller in the ANICO case. The CA Controller has indicated that it will not appeal this decision, and, accordingly, the stay of the litigation has been lifted and activity has resumed. Pending the outcome of this litigation, the Life Companies have not produced their in-force policy records to the CA Controller.
Examinations/enforcement actions by regulators. A third type of initiative involves examinations and other actions by state insurance regulators. The Life Companies are the subject of a multi-state market conduct examination by five state insurance

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies (continued)
regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam originated in June 2012 as a single-state examination by the Illinois Department of Insurance. Insurance regulators from five additional states - California, Florida, New Hampshire North Dakota and Pennsylvania - joined the examination in May 2013. In August 2014, New Hampshire withdrew from participation in the Multi-State Exam. In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including the records of all in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s litigation. This request prompted the Illinois litigation noted below. The Multi-State Exam remains ongoing.
Pending related litigation. In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. The declaratory judgment action in California referenced above was filed as a cross-complaint to the CA Controller’s complaint, joining the California Insurance Commissioner and the Audit Firm as parties to the cross-complaint. The CA Controller has filed a motion to dismiss the Life Companies’ cross-complaint, contending that the Life Companies’ request for a declaratory judgment is premature and not ripe for adjudication. A hearing on that motion is scheduled in May 2015.
In response to the Illinois declaratory judgment action, the Illinois Department of Insurance and its Director (collectively, the “IDOI”) filed a motion to dismiss, and in July 2014, the court in Illinois denied, in part, such motion. Specifically, the court denied the IDOI’s motion to dismiss the Life Companies’ claim seeking a declaration that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against a Death Master File for purposes of identifying deceased insureds, as well as the Life Companies’ associated claim for injunctive relief. The court dismissed with prejudice the other counts in the complaint. In August 2014, the IDOI filed its answer to the remaining counts, and in October 2014, the Life Companies filed a motion for summary judgment with respect to those counts. The IDOI filed a cross motion for summary judgment in December 2014. The parties are engaged in discovery and a briefing schedule and hearing date on the summary judgment motions are expected to be set at a May 2015 status conference. The actions against the insurance regulators in the states of Florida and Pennsylvania remain stayed by agreement of the parties pending the outcome of the Illinois action.
Conclusion. The results of the aforementioned legislative actions, Treasurers’ Audit, Multi-State Exam and the related litigation cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that could have the effect of changing the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If state officials are able to impose such new requirements retroactively upon the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of their responsibilities under such policies by effectively eliminating contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcomes of the various state initiatives and related litigation could result in changes in the law that could have the effect of altering the terms of the Life Companies’ existing life insurance contracts by imposing new requirements that have a significant effect on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and significantly increase their claims handling costs. Any attempt to predict the ultimate outcomes (including any estimate of the resulting effect on claim liabilities and reserves for future policy benefits) of these various efforts to change the law would entail predicting on a state-by-state-basis the ultimate outcomes of numerous uncertainties including, but not limited to: how many states might eventually enact laws or interpret existing laws to require the use of a Death Master File or may exact such usage through regulation, examinations or audits; the matching criteria to be used in comparing records of the Life Companies against a Death Master File; the universe of policies affected; whether and to what extent any such laws would be applied retroactively; and the results of unclaimed property audits, examinations and other actions by state insurance regulators and litigation, including challenges to the constitutionality of laws purporting to have retroactive application. Due to the complexity and multi-jurisdictional nature of this issue, as well as the indeterminate number of potential outcomes and their uncertain effects on the Life Companies’ business, Kemper cannot reasonably estimate the amount of loss that it would recognize if the Life Companies were subjected to requirements of the types described in this Note on a retroactive basis.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper’s subsidiary, Trinity, had $85.0 million in assets managed by FS&C at March 31, 2015 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity. Investment expenses incurred in connection with such agreement were $0.1 million for each of the three month periods ended March 31, 2015 and 2014.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $158.9 million in assets managed by FS&C at March 31, 2015 under an agreement with FS&C whereby FS&C provides investment management services. Investment expenses incurred in connection with such agreement were $0.1 million for each of the three month periods ended March 31, 2015 and 2014.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 14 - Subsequent Events - Acquisition of Alliance United Group
On April 30, 2015, Kemper completed its acquisition of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services (individually and collectively “Alliance United”), in a cash transaction for a total purchase price of $70.3 million, subject to certain post-closing adjustments. The Company has not yet allocated the purchase price to the fair value of the assets acquired and liabilities assumed. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired. The results of Alliance United will be included in the Condensed Consolidated Financial Statements from the date of acquisition and will be reported in the Company’s Property & Casualty Insurance segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $13.5 million ($0.26 per unrestricted common share) for the three months ended March 31, 2015, compared to $35.1 million ($0.63 per unrestricted common share) for the same period in 2014.
Income from Continuing Operations was $13.5 million ($0.26 per unrestricted common share) for the three months ended March 31, 2015, compared to $35.2 million ($0.63 per unrestricted common share) for the same period in 2014.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (a Non-GAAP financial measure) and to Net Income for the three months ended March 31, 2015 and 2014 is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$13.4	$14.4	$(1.0)
Life & Health Insurance	16.1	22.1	(6.0)
Total Segment Net Operating Income	29.5	36.5	(7.0)
Corporate and Other Net Operating Loss	(7.7)	(5.0)	(2.7)
Consolidated Net Operating Income	21.8	31.5	(9.7)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	2.2	4.2	(2.0)
Net Impairment Losses Recognized in Earnings	(4.6)	(0.5)	(4.1)
Loss from Early Extinguishment of Debt	(5.9)	—	(5.9)
Income from Continuing Operations	13.5	35.2	(21.7)
Loss from Discontinued Operations	—	(0.1)	0.1
Net Income	$13.5	$35.1	$(21.6)
Revenues
Earned Premiums were $431.3 million for the three months ended March 31, 2015, compared to $477.6 million for the same period in 2014, a decrease of $46.3 million. Earned Premiums for the three months ended March 31, 2015 decreased by $34.7 million and $11.6 million in the Property & Casualty Insurance and Life & Health Insurance segments, respectively.
Net Investment Income decreased by $0.5 million for the three months ended March 31, 2015, compared to the same period in 2014. Net investment income from Equity Method Limited Liability Investments decreased by $4.2 million for the three months ended March 31, 2015, compared to the same period in 2014. Net investment income from Fixed Maturities and Fair Value Option Investments increased by $2.5 million and $0.9 million, respectively, for the three months ended March 31, 2015, compared to the same period in 2014.
Net Realized Gains on Sales of Investments were $3.4 million for the three months ended March 31, 2015, compared to $6.6 million for the same period in 2014. Net Impairment Losses Recognized in Earnings were $7.0 million for the three months ended March 31, 2015, compared to $0.8 million for the same period in 2014. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Non-GAAP Financial Measures
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion for the Property & Casualty Insurance segment uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development from prior years.
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
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of:

(i)	Net Realized Gains on Sales of Investments;

(ii)	Net Impairment Losses Recognized in Earnings related to investments;

(iii)	Loss from Early Extinguishment of Debt; and

(iv)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the three months ended March 31, 2015 or 2014.
The Company believes that Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Loss from Early Extinguishment of Debt is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Net Premiums Written	$279.7	$304.3
Earned Premiums	$287.6	$322.3
Net Investment Income	14.8	17.6
Other Income	0.3	0.1
Total Revenues	302.7	340.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	198.5	230.4
Catastrophe Losses and LAE	10.3	16.0
Prior Years:
Non-catastrophe Losses and LAE	(5.0)	(12.7)
Catastrophe Losses and LAE	(2.2)	(2.7)
Total Incurred Losses and LAE	201.6	231.0
Insurance Expenses	83.1	89.7
Operating Profit	18.0	19.3
Income Tax Expense	(4.6)	(4.9)
Segment Net Operating Income	$13.4	$14.4
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.0%	71.4%
Current Year Catastrophe Losses and LAE Ratio	3.6	5.0
Prior Years Non-catastrophe Losses and LAE Ratio	(1.7)	(3.9)
Prior Years Catastrophe Losses and LAE Ratio	(0.8)	(0.8)
Total Incurred Loss and LAE Ratio	70.1	71.7
Insurance Expense Ratio	28.9	27.8
Combined Ratio	99.0%	99.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	69.0%	71.4%
Insurance Expense Ratio	28.9	27.8
Underlying Combined Ratio	97.9%	99.2%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	97.9%	99.2%
Current Year Catastrophe Losses and LAE Ratio	3.6	5.0
Prior Years Non-catastrophe Losses and LAE Ratio	(1.7)	(3.9)
Prior Years Catastrophe Losses and LAE Ratio	(0.8)	(0.8)
Combined Ratio as Reported	99.0%	99.5%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2015		Mar 31, 2014
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	9	$10.3	6	$9.1
$5 - $10	—	—	1	6.9
Total	9	$10.3	7	$16.0
Insurance Reserves

(Dollars in Millions)	Mar 31, 2015	Dec 31, 2014
Insurance Reserves:
Automobile	$483.4	$501.4
Homeowners	108.1	102.4
Other	48.5	47.3
Insurance Reserves	$640.0	$651.1
Insurance Reserves:
Loss Reserves:
Case	$426.8	$423.6
Incurred But Not Reported	124.1	135.8
Total Loss Reserves	550.9	559.4
LAE Reserves	89.1	91.7
Insurance Reserves	$640.0	$651.1
See MD&A, “Critical Accounting Estimates,” of the 2014 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2015 Compared to the Same Period in 2014
Earned Premiums in the Property & Casualty Insurance segment decreased by $34.7 million, as lower volume accounted for a decrease of $43.7 million, while higher average earned premium accounted for an increase of $9.0 million. The lower volume was driven primarily by personal automobile insurance and homeowners insurance, which had volume decreases of $33.8 million and $8.2 million, respectively. The increase in average earned premium was driven primarily by personal automobile insurance and homeowners insurance, which had increases of $7.3 million and $1.1 million, respectively. The Company’s rate and resegmentation efforts in the past few years have increased average premium per exposure but have also led to a decrease in premium volume, as new business and retention levels trended lower along with exposures per policy. However, as profitability in the book of business has improved, the Company has undertaken various actions to improve its retention and new business production, including moderating rate increases in its more recent rate filings. While new business growth and policy retention increased in the three months ended March 31, 2015, moderating the declining premium trend, further improvement is necessary to stabilize and then grow premium.

Property & Casualty Insurance (continued)
Net Investment Income in the Property & Casualty Insurance segment decreased by $2.8 million for the three months ended March 31, 2015, compared to the same period in 2014, due primarily to lower investment income from Equity Method Limited Liability Investments, lower dividends on equity securities and lower levels of allocated investments resulting from a decline in the level of capital needed to support the business, partially offset by higher yields on fixed income securities. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $0.2 million in 2015, compared to $2.5 million in 2014.
The Property & Casualty Insurance segment reported Segment Net Operating Income of $13.4 million for the three months ended March 31, 2015, compared to $14.4 million for the same period in 2014. Segment net operating results decreased by $1.0 million due primarily to a lower level of favorable loss and LAE reserve development, higher insurance expenses as a percentage of earned premiums and lower net investment income, partially offset by lower underlying losses and LAE as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 69.0% in 2015, a decrease of 2.4 percentage points compared to 2014, as personal automobile insurance, homeowners insurance and commercial automobile insurance improved, while other personal insurance deteriorated. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $10.3 million in 2015, compared to $16.0 million in 2014, a decrease of $5.7 million due primarily to one catastrophe event in 2014 that exceeded $5.0 million of losses and LAE, compared to no such events in 2015. Favorable loss and LAE reserve development (including catastrophe reserve development) was $7.2 million in 2015, compared to $15.4 million in 2014. Insurance expenses decreased by $6.6 million in 2015, compared to 2014, due primarily to reduced commission expenses of $3.0 million and various cost-cutting measures implemented by the Company. However, insurance expenses as a percentage of earned premiums increased from 27.8% in 2014 to 28.9% in 2015 due primarily to the reduction in earned premiums outpacing the reduction in fixed costs. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.1 million in 2015, compared to $5.5 million in 2014.
Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Net Premiums Written	$192.1	$207.7

Earned Premiums	$189.8	$216.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$141.1	$163.1
Catastrophe Losses and LAE	0.4	0.9
Prior Years:
Non-catastrophe Losses and LAE	(5.0)	(11.3)
Catastrophe Losses and LAE	(0.1)	(0.2)
Total Incurred Losses and LAE	$136.4	$152.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.4%	75.4%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(2.6)	(5.2)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)
Total Incurred Loss and LAE Ratio	71.9%	70.5%

Property & Casualty Insurance (continued)
Three Months Ended March 31, 2015 Compared to the Same Period in 2014
Earned premiums on personal automobile insurance decreased by $26.5 million as lower volume accounted for a decrease of $33.8 million, while higher average earned premium accounted for an increase of $7.3 million. The run-off of the direct-to-consumer business accounted for approximately 20% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $136.4 million, or 71.9% of earned premiums, in 2015, compared to $152.5 million, or 70.5% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 74.4% in 2015, compared to 75.4% in 2014, which is an improvement of 1.0 percentage points due primarily to the impact of rate actions taken by the Company on average premium, lower severity of bodily injury losses, and lower frequency of claims in the preferred/standard book of business on most coverages (excluding bodily injury), partially offset by higher frequency of claims on all coverages in the nonstandard book of business. Catastrophe losses and LAE (excluding reserve development) were $0.4 million in 2015, compared to $0.9 million in 2014. Favorable loss and LAE reserve development was $5.1 million in 2015, compared to $11.5 million in 2014.

Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Net Premiums Written	$63.1	$70.9

Earned Premiums	$72.6	$79.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$39.8	$49.1
Catastrophe Losses and LAE	9.6	14.3
Prior Years:
Non-catastrophe Losses and LAE	(0.4)	(0.7)
Catastrophe Losses and LAE	(2.2)	(2.1)
Total Incurred Losses and LAE	$46.8	$60.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	54.9%	61.6%
Current Year Catastrophe Losses and LAE Ratio	13.2	17.9
Prior Years Non-catastrophe Losses and LAE Ratio	(0.6)	(0.9)
Prior Years Catastrophe Losses and LAE Ratio	(3.0)	(2.6)
Total Incurred Loss and LAE Ratio	64.5%	76.0%
Three Months Ended March 31, 2015 Compared to the Same Period in 2014
Earned premiums in homeowners insurance decreased by $7.1 million as lower volume accounted for a decrease of $8.2 million, while higher average earned premium accounted for an increase of $1.1 million. Incurred losses and LAE were $46.8 million, or 64.5% of earned premiums, in 2015, compared to $60.6 million, or 76.0% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 54.9% in 2015, compared to 61.6% in 2014, which is an improvement of 6.7 percentage points due primarily to lower frequency of claims and the favorable impact of rate actions taken by the Company on average premium, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $9.6 million in 2015, compared to $14.3 million in 2014. Favorable loss and LAE reserve development was $2.6 million in 2015, compared to $2.8 million in 2014.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Net Premiums Written	$14.0	$14.3

Earned Premiums	$13.5	$13.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$10.8	$11.1
Catastrophe Losses and LAE	—	—
Prior Years:
Non-catastrophe Losses and LAE	(0.2)	(0.5)
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$10.6	$10.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.0%	84.7%
Current Year Catastrophe Losses and LAE Ratio	—	—
Prior Years Non-catastrophe Losses and LAE Ratio	(1.5)	(3.8)
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	78.5%	80.9%
Three Months Ended March 31, 2015 Compared to the Same Period in 2014
Earned premiums in commercial automobile insurance increased by $0.4 million as higher average earned premium accounted for an increase of $0.3 million and higher volume accounted for an increase of $0.1 million. Incurred losses and LAE were $10.6 million, or 78.5% of earned premiums, in 2015, compared to $10.6 million, or 80.9% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, partially offset by a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 80.0% in 2015, compared to 84.7% in 2014, which is an improvement of 4.7 percentage points due primarily to lower severity of bodily injury losses, partially offset by higher frequency of claims on liability coverages. Favorable loss and LAE reserve development was $0.2 million in 2015, compared to $0.5 million in 2014.

Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boatowners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Net Premiums Written	$10.5	$11.4

Earned Premiums	$11.7	$13.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$6.8	$7.1
Catastrophe Losses and LAE	0.3	0.8
Prior Years:
Non-catastrophe Losses and LAE	0.6	(0.2)
Catastrophe Losses and LAE	0.1	(0.4)
Total Incurred Losses and LAE	$7.8	$7.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	58.1%	53.7%
Current Year Catastrophe Losses and LAE Ratio	2.6	6.1
Prior Years Non-catastrophe Losses and LAE Ratio	5.1	(1.5)
Prior Years Catastrophe Losses and LAE Ratio	0.9	(3.0)
Total Incurred Loss and LAE Ratio	66.7%	55.3%
Three Months Ended March 31, 2015 Compared to the Same Period in 2014
Earned premiums in other personal insurance decreased by $1.5 million as lower volume accounted for a decrease of $1.8 million, while higher average earned premium accounted for an increase of $0.3 million. Incurred losses and LAE were $7.8 million, or 66.7% of earned premiums, in 2015, compared to $7.3 million, or 55.3% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due to adverse loss and LAE reserve development in 2015, compared to favorable development in 2014, and higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 58.1% in 2015, compared to 53.7% in 2014, which is an increase of 4.4 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims. Catastrophe losses and LAE (excluding reserve development) were $0.3 million in 2015, compared to $0.8 million in 2014. Adverse loss and LAE reserve development was $0.7 million in 2015, compared to favorable development of $0.6 million in 2014.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Earned Premiums:
Life	$88.0	$97.6
Accident and Health	36.8	38.8
Property	18.9	18.9
Total Earned Premiums	143.7	155.3
Net Investment Income	50.4	50.2
Other Income	0.8	—
Total Revenues	194.9	205.5
Policyholders’ Benefits and Incurred Losses and LAE	96.1	97.0
Insurance Expenses	74.0	73.9
Operating Profit	24.8	34.6
Income Tax Expense	(8.7)	(12.5)
Segment Net Operating Income	$16.1	$22.1
Insurance Reserves

(Dollars in Millions)	Mar 31, 2015	Dec 31, 2014
Insurance Reserves:
Future Policyholder Benefits	$3,238.9	$3,214.7
Incurred Losses and LAE Reserves:
Life	40.2	38.8
Accident and Health	20.4	20.2
Property	3.7	4.5
Total Incurred Losses and LAE Reserves	64.3	63.5
Insurance Reserves	$3,303.2	$3,278.2
Three Months Ended March 31, 2015 Compared to the Same Period in 2014
Earned Premiums in the Life & Health Insurance segment decreased by $11.6 million for the three months ended March 31, 2015, compared to the same period in 2014. Earned premiums on life insurance decreased by $9.6 million in 2015, compared to 2014, due primarily to an adjustment of $7.6 million to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums on life insurance decreased by $2.0 million as a decrease of $2.9 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was partially offset by an increase of $0.9 million from life insurance products offered by Reserve National Insurance Company (“Reserve National”). Earned premiums on accident and health insurance decreased by $2.0 million in 2015, compared to 2014, due primarily to lower volume of insurance resulting from the non-renewal and run-off of certain health insurance products largely due to the impact of the Health Care Acts, partially offset by higher volume of supplemental health insurance products.
Net Investment Income increased by $0.2 million for the three months ended March 31, 2015, compared to the same period in 2014, due primarily to higher investment income from Other Equity Interests and higher investment income from fixed maturities, partially offset by lower investment income from Equity Method Limited Liability Investments. Investment Income from Other Equity Interests was $1.2 million in 2015, compared to $0.1 million in 2014. Net investment loss from Equity Method Limited Liability Investments was $1.0 million in 2015, compared to net investment income of $0.7 million in 2014.

Life & Health Insurance (continued)
Operating Profit in the Life & Health Insurance segment was $24.8 million before income taxes for the three months ended March 31, 2015, compared to $34.6 million for the same period in 2014. Policyholders’ Benefits and Incurred Losses and LAE decreased by $0.9 million in 2015 due primarily to lower incurred accident and health insurance losses and lower underlying losses on property insurance, partially offset by higher policyholders’ benefits on life insurance. Incurred accident and health insurance losses were $19.1 million, or 51.9% of accident and health insurance earned premiums, in 2015, compared to $22.1 million, or 57.0% of accident and health insurance earned premiums, in 2014 and decreased due primarily to a change in business mix due, in part, to the non-renewal and run-off of certain health insurance products with higher loss ratios and the issuance of supplemental insurance products with lower loss ratios. Incurred losses and LAE on property insurance were $5.2 million, or 27.5% of property insurance earned premiums, in 2015, compared to $6.8 million, or 36.0% of property insurance earned premiums, in 2014. Underlying losses and LAE on property insurance were $5.3 million, or 28.0% of property insurance earned premiums, in 2015, compared to $6.3 million, or 33.3% of property insurance earned premiums, in 2014 and decreased due primarily to lower frequency and severity of insurance losses. Catastrophe losses and LAE (excluding development) decreased by $0.3 million in 2015. Favorable loss and LAE reserve development was $0.2 million in 2015, compared to unfavorable loss and LAE reserve development of $0.2 million in 2014. Policyholders’ benefits on life insurance were $71.8 million in 2015, compared to $68.1 million in 2014, an increase of $3.7 million. Policyholders’ benefits on life insurance increased due primarily to higher death claims related to insurance policies issued by KHSC and higher volume of insurance from policies issued by Reserve National, partially offset by a lower provision for future policyholders’ benefits related to insurance policies issued by KHSC. Insurance Expenses in the Life & Health Insurance segment were flat. Segment Net Operating Income in the Life & Health Insurance segment was $16.1 million for the three months ended March 31, 2015, compared to $22.1 million in 2014.
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

Investment Results
Investment Income
Net Investment Income for the three months ended March 31, 2015 and 2014 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$59.5	$57.0
Dividends on Equity Securities	7.7	7.3
Short-term Investments	—	0.2
Loans to Policyholders	5.3	5.1
Real Estate	2.9	3.2
Equity Method Limited Liability Investments	(0.7)	3.5
Fair Value Option Investments	0.9	—
Total Investment Income	75.6	76.3
Investment Expenses:
Real Estate	2.7	2.8
Other Investment Expenses	2.3	2.4
Total Investment Expenses	5.0	5.2
Net Investment Income	$70.6	$71.1
Net Investment Income was $70.6 million and $71.1 million for the three months ended March 31, 2015 and 2014, respectively. Net Investment Income decreased by $0.5 million in 2015 due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher Interest and Dividends on Fixed Maturities, higher income from Fair Value Option Investments and higher net investment income from Dividends on Equity Securities. Investment income from Equity Method Limited Liability Investments decreased by $4.2 million due to lower investment returns and a lower level of investments. Interest and Dividends on Fixed Maturities increased by $2.5 million due primarily to higher yields. Income from Fair Value Option Investments increased by $0.9 million due to higher levels of investments. Dividends on Equity Securities increased by $0.4 million due primarily to higher distributions from investments in limited liability companies and limited partnerships classified as Other Equity Interests, partially offset by lower dividends from investments in common stocks.
Total Comprehensive Investment Gains
The components of Total Comprehensive Investment Gains for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$3.5	$5.2
Losses on Sales	(0.1)	(0.2)
Net Impairment Losses Recognized in Earnings	(7.0)	(0.8)
Gain on Sale of Subsidiary	—	1.6
Net Gain (Loss) Recognized in Condensed Consolidated Statements of Income	(3.6)	5.8
Recognized in Other Comprehensive Income	52.4	120.0
Total Comprehensive Investment Gains	$48.8	$125.8

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2015	Mar 31, 2014
Fixed Maturities:
Gains on Sales	$2.0	$4.4
Losses on Sales	(0.1)	—
Equity Securities:
Gains on Sales	1.5	0.8
Real Estate:
Losses on Sales	—	(0.2)
Other:
Gain on Sale of Subsidiary	—	1.6
Net Realized Gains on Sales of Investments	$3.4	$6.6

Gross Gains on Sales	$3.5	$6.8
Gross Losses on Sales	(0.1)	(0.2)
Net Realized Gains on Sales of Investments	$3.4	$6.6
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended
	Mar 31, 2015		Mar 31, 2014
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(2.4)	4	$(0.3)	1
Equity Securities	(4.6)	13	(0.5)	6
Net Impairment Losses Recognized in Earnings	$(7.0)	17	$(0.8)	7

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2015, 92% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2015 and December 31, 2014:

		Mar 31, 2015		Dec 31, 2014
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,240.7	67.5%	$3,249.3	68.0%
2	BBB	1,157.2	24.1	1,156.4	24.2
3-4	BB, B	197.1	4.1	166.7	3.5
5-6	CCC or Lower	208.1	4.3	205.2	4.3
Total Investments in Fixed Maturities		$4,803.1	100.0%	$4,777.6	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $4.7 million and $5.6 million at March 31, 2015 and December 31, 2014, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2015 and December 31, 2014:

	Mar 31, 2015		Dec 31, 2014
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$340.3	5.3%	$345.5	5.4%
States and Political Subdivisions:
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	101.2	1.6	85.4	1.3
States	608.0	9.4	644.6	10.0
Political Subdivisions	151.0	2.3	141.1	2.2
Revenue Bonds	630.0	9.8	606.0	9.4
Total Investments in Governmental Fixed Maturities	$1,830.5	28.4%	$1,822.6	28.3%
The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds and U.S. Treasuries. At March 31, 2015, the Company had $210.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities and $106.7 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2015 and December 31, 2014:

	Mar 31, 2015		Dec 31, 2014
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,247.2	19.3%	$1,247.4	19.4%
Finance, Insurance and Real Estate	764.1	11.8	785.6	12.2
Transportation, Communication and Utilities	325.4	5.0	312.9	4.9
Services	320.4	5.0	305.0	4.7
Mining	142.7	2.2	139.7	2.2
Wholesale Trade	76.9	1.2	69.7	1.1
Retail Trade	75.4	1.2	74.5	1.2
Agriculture, Forestry and Fishing	15.6	0.2	15.3	0.2
Other	4.9	0.1	4.9	0.1
Total Investments in Non-governmental Fixed Maturities	$2,972.6	46.0%	$2,955.0	46.0%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2015.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	296	$711.2
$5 -$10	122	808.0
$10 - $20	68	948.8
$20 - $30	15	365.3
Greater Than $30	4	139.3
Total	505	$2,972.6
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities, pre-refunded municipal bonds and Short-term Investments, at March 31, 2015:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$81.7	1.3%
Ohio	76.9	1.2
Michigan	69.4	1.1
Georgia	66.1	1.0
Colorado	65.4	1.0
Florida	65.3	1.0
Wisconsin	60.2	0.9
Arkansas	53.2	0.8
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	71.1	1.1
iShares® Core S&P 500 ETF	53.6	0.8
Total	$662.9	10.2%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2015 and December 31, 2014 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Mar 31, 2015	Mar 31, 2015	Dec 31, 2014
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$80.2	$93.0
Secondary Transactions	18.0	45.8	48.9
Mezzanine Debt	15.0	25.4	27.0
Senior Debt	7.2	5.1	5.0
Leveraged Buyout	0.1	5.1	3.9
Growth Equity	—	4.8	5.3
Other	—	1.7	1.7
Total Equity Method Limited Liability Investments	40.3	168.1	184.8
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	63.5	70.8	69.7
Senior Debt	27.5	25.4	21.4
Distressed Debt	6.6	17.5	18.2
Secondary Transactions	12.0	14.9	15.6
Hedge Fund	—	9.2	9.1
Leveraged Buyout	2.0	8.3	8.0
Other	1.6	43.6	44.2
Total Reported as Other Equity Interests at Fair Value	113.2	189.7	186.2
Reported as Fair Value Option Investments:
Hedge Fund	—	54.2	53.3
Total Investments in Limited Liability Companies and Limited Partnerships	$153.5	$412.0	$424.3
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.
Interest and Other Expenses
Interest and Other Expenses was $29.7 million for the three months ended March 31, 2015, compared to $22.7 million for the same period in 2014. Interest expense increased by $2.9 million in 2015 due primarily to a higher level of debt outstanding during the first quarter of 2015, compared to the first quarter of 2014. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expense increased by $4.1 million in 2015 due primarily to higher amortization of accumulated unrecognized actuarial losses related to the Company’s defined benefit pension plan.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.7 million for the three months ended March 31, 2015, compared to $6.3 million for the same period in 2014.

Recently Issued Accounting Pronouncements
All recently issued accounting pronouncements with effective dates prior to April 1, 2015 have been adopted by the Company. The impact of adoption was not material. Refer to Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements. All other recently issued accounting pronouncements with effective dates after March 31, 2015 are not expected to have a material impact on the Company.
Liquidity and Capital Resources
Debt
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings at March 31, 2015 or December 31, 2014 under the credit agreement.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. As members, Trinity and United Insurance may obtain advances from the FHLB of Dallas and Chicago, respectively. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. During the first three months of 2015, Trinity borrowed and repaid $20.5 million under its agreement with the FHLB of Dallas. There were no advances from the FHLB of Dallas or Chicago outstanding at either March 31, 2015 or December 31, 2014.
On February 24, 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025. The net proceeds of the issuance were $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% Senior Notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes for the three months ended March 31, 2015 from the early redemption of these senior notes.
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054. Kemper issued the 2054 Subordinated Debentures for proceeds of $144.0 million, net of transaction costs, for an effective yield of 7.69%. See Note 4, “Debt,” to the Condensed Consolidated Financial Statements.
Subsidiary Dividends
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first three months of 2015. On April 9, 2015, Trinity received approval from its state insurance regulator to pay an extraordinary dividend to Kemper. On May 7, 2015, Trinity paid the extraordinary dividend of $192 million in cash to Kemper. As a result, Trinity would not be able to pay any additional dividends for the remainder of 2015 without prior regulatory approval. On April 14, 2015, United Insurance paid a $43 million ordinary cash dividend to Kemper. Kemper estimates that United Insurance would be able to pay approximately an additional $80 million in dividends to Kemper during the remainder of 2015 without prior regulatory approval.
Common Stock Repurchases and Dividends to Shareholders
On August 6, 2014, the Board of Directors approved a common stock repurchase program under which Kemper is authorized to repurchase up to $300 million worth of its common stock. During the first three months of 2015, Kemper repurchased 0.6 million shares of its common stock at an aggregate cost of $21.9 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share for the first quarter of 2015. Dividends and dividend equivalents paid were $12.3 million for the three months ended March 31, 2015.

Liquidity and Capital Resources (continued)
Sources of Funds
Kemper directly held cash and investments totaling $290.2 million at March 31, 2015, compared to $330.3 million at December 31, 2014. On April 30, 2015, Kemper completed its acquisition of Alliance United in a cash transaction for a total purchase price of $70.3 million, subject to certain post-closing adjustments. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired.
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
Net Cash Provided by Operating Activities was $29.0 million for the three months ended March 31, 2015, compared to $37.1 million for the same period in 2014.
Net Cash Used by Financing Activities was $45.1 million for the three months ended March 31, 2015, compared to Net Cash Provided by Financing Activities of $123.6 million for the same period in 2014. Kemper used $279.3 million of cash to repay debt for the three months ended March 31, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $20.5 million to repay the FHLB Advances. Net proceeds from the issuance of debt provided $267.8 million for the three months ended March 31, 2015, of which $247.3 million was related to the issuance of the 2025 Senior Notes and $20.5 million from FHLB Advances, compared to net proceeds of $144.2 million related to the issuance of the 2054 Subordinated Debentures in the same period of 2014. Kemper used $23.4 million of cash during the first three months of 2015 to repurchase shares of its common stock, compared to $7.7 million of cash used to repurchase shares of its common stock in the same period of 2014. Kemper used $12.3 million of cash to pay dividends for the three months ended March 31, 2015, compared to $13.3 million of cash used to pay dividends in the same period of 2014. The quarterly dividend rate was $0.24 per common share for the first quarter of 2015 and each quarter of 2014.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities was $27.7 million for the three months ended March 31, 2015, compared to Net Cash Used by Investing Activities of $162.2 million for the same period in 2014. Net cash used by acquisitions of short-term investments was $15.2 million for the three months ended March 31, 2015, compared $224.8 million for the same period in 2014. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $29.4 million for the three months ended March 31, 2015, compared to $90.2 million for the same period in 2014. Sales of Equity Securities exceeded Purchases of Equity Securities by $7.0 million for the three months ended March 31, 2015. Purchases of Equity Securities exceeded Sales of Equity Securities by $31.9 million for the same period in 2014. Sales of and Return of Investment of Equity Method Limited Liability Investments exceeded Acquisitions of Equity Method Limited Liability Investments by $11.6 million for the three months ended March 31, 2015, compared to $2.6 million for the same period in 2014. There was no cash provided by the Sales of Investment Real Estate for the three months ended March 31, 2015, compared to $0.9 million for the same period in 2014.

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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies are described in the MD&A included in the 2014 Annual Report. There has been no material change, subsequent to December 31, 2014, to the information previously disclosed in the 2014 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2015 and December 31, 2014 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2015 and December 31, 2014. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2015 and December 31, 2014. All other variables were held constant.

Quantitative Information About Market Risk (continued)
The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2015 and December 31, 2014, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the common stock portfolio’s weighted-average beta of 0.99 and 1.00 at March 31, 2015 and December 31, 2014, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2015 and December 31, 2014, respectively, and weighted on the fair value of such securities at March 31, 2015 and December 31, 2014, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at March 31, 2015 and December 31, 2014. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.16 and 0.16 at March 31, 2015 and December 31, 2014, respectively, which was calculated for each hedge fund in the portfolio and weighted on the fair value of the hedge funds.
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2015
Assets:
Investments in Fixed Maturities	$4,803.1	$(317.9)	$—	$(317.9)
Investments in Equity Securities	628.6	(8.8)	(150.0)	(158.8)
Fair Value Option Investments	54.2	—	(2.6)	(2.6)
Liabilities:
Debt	$804.1	$39.7	$—	$39.7
December 31, 2014
Assets:
Investments in Fixed Maturities	$4,777.6	$(317.5)	$—	$(317.5)
Investments in Equity Securities	632.2	(9.1)	(153.4)	(162.5)
Fair Value Option Investments	53.3	—	(2.6)	(2.6)
Liabilities:
Debt	$804.4	$22.8	$—	$22.8
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
Item 1A. Risk Factors
There were no significant changes in the risk factors included in Item 1A. of Part I of the 2014 Annual Report, except for the following risk factor, which is amended and restated in its entirety as follows:
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
As a result of these audits and examinations, a number of large life insurance companies have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds to the states under state unclaimed property laws. Based on published reports, at least eighteen life insurance companies have entered into settlement agreements with state insurance regulators and twenty-two with Treasurers. Under the terms of these agreements, the settling insurance companies typically have agreed to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File” or “DMF”). The settlements typically apply to policies that were in force at any time since January 1, 1992. In conducting these data comparisons against a Death Master File, the insurers are required to use complex “fuzzy” matching criteria which in many cases result in numerous potential matches for any given insured. In such cases, the insurer must either assume a costly and administratively burdensome process of disproving any such ambiguous matches which may, in some cases, necessitate a review of older records that are not in electronic form, or accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found. All settlements to date with insurance regulators have involved payment of monetary penalties (involving amounts ranging from about $1.2 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted to the Treasurers dating from the date of death of the insured (rather than from a more recent date linked to the insurer’s first awareness of death) and extending as far back as January 1, 1995. As hereafter described, Kemper’s life insurance subsidiaries (the “Life Companies”) have thus far resisted attempts by certain state officials and their agents to mandate changes to the Life Companies’ claims handling and escheatment practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to require such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Conference of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted by states as proposed, would require life insurance companies to compare their in-force life insurance policy records against a Death Master File for the purpose of proactively identifying potentially deceased insureds for whom the subject life insurance company has not yet received a claim, including due proof of death. Eighteen states have adopted versions of the NCOIL model legislation (the “DMF Statutes”). Ten of such states have enacted DMF Statutes, with varying effective dates, that apply to in-force life insurance policies. Such statutes, if construed to apply to life insurance policies in force on each respective statute’s effective date, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the remittance of such benefits to the states under their unclaimed property laws. In contrast, New Mexico, Tennessee and Utah have enacted a version of the DMF Statute that applies only prospectively to life insurance companies, like Kemper’s Life Companies, that have not previously used a Death Master File. Similarly, Alabama, Arkansas, Georgia, Indiana and Mississippi have enacted DMF Statutes that apply only to policies issued on or after their respective effective dates, without regard to prior Death Master File use. Kemper cannot presently predict whether any other states will enact similar legislation or, if enacted, exactly what form such legislation will take.
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court challenging the Kentucky DMF Statute on statutory and constitutional grounds, insofar as it purports to impose new requirements with respect to existing, previously issued life insurance policies. The trial court in that case denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the Kentucky DMF Statute’s January 1, 2013 effective date. The Life Companies appealed the trial court decision to the Kentucky Court of Appeals, and in August 2014, in a unanimous opinion, the Kentucky Court of Appeals reversed the trial court and held that the Kentucky DMF statute fell within Kentucky’s statutory presumption against retroactivity. As a result, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on or after January 1, 2013. In September 2014, the Kentucky Department of Insurance filed a motion asking for the Kentucky Supreme Court to undertake a discretionary review of the Court of Appeals’ ruling. A decision by the Kentucky Supreme Court on whether to review the Court of Appeals’ decision is expected by the third quarter of 2015.
In July 2013, certain of the Life Companies filed a declaratory judgment action, similar to the Kentucky action, in Maryland state court asking the court to construe the Maryland DMF Statute to apply only prospectively, consistent with what the Life Companies believe are the requirements of Maryland’s common law presumption against retroactive application of new laws, the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration filed a motion to dismiss the action on jurisdictional grounds, contending that the Life Companies failed to first exhaust their administrative remedies before filing their action in the trial court. In March 2014, the trial court granted the Maryland Insurance Administration’s motion. The Life Companies appealed the trial court’s ruling to the Maryland Court of Special Appeals. The Maryland appellate courts have declined to stay enforcement of the Maryland DMF Statute pending the appeal, and the Life Companies are complying with the Maryland DMF Statute while they continue to pursue their appeal. The Life Companies’ appeal was heard by the Maryland Court of Special Appeals in December 2014. The parties expect the court to render a decision by the fourth quarter of 2015.
In August 2014, certain of the Life Companies filed a declaratory judgment action in Indiana state court, asking the court to construe the Indiana DMF Statute to apply only prospectively, consistent with what the Life Companies believe are the requirements of Indiana’s common law presumption against retroactive application of new laws, the Indiana Constitution and the Contract Clause of the United States Constitution. On May 6, 2015, legislation was enacted amending the Indiana DMF Statute so that it applies only prospectively. In light of this development, the subject Life Companies intend to dismiss their declaratory judgment action.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of 38 states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion has been continued until the California Court of Appeals rules on a preliminary injunction order issued in a similar case involving an unaffiliated life insurance company, entitled Chiang v. American National Insurance Company (the “ANICO Appeal”). The Life Companies have filed a cross-complaint in their case against the CA Controller, seeking a declaration that there is no obligation under California’s unclaimed property law to perform a Death Master File comparison and that the Audit Firm cannot obtain the Life Companies’ records for the purpose of performing such a comparison. The CA Controller has filed a motion to dismiss the Life Companies’ cross-complaint, contending that the Life Companies’ request for a declaratory judgment of their rights and obligations under California’s unclaimed property law is premature and not ripe for adjudication. A hearing on that motion is scheduled in May 2015. In July 2014, the court granted a motion by the CA Controller to stay the litigation in its entirety, including all discovery, pending a decision by the Court of Appeal in the ANICO Appeal. In March, 2015, the California Court of Appeal reversed the order granting the preliminary injunction to the CA Controller in the ANICO case. The CA Controller has indicated that it will not appeal this decision, and, accordingly, the stay of the litigation has been lifted and activity has resumed. Pending the outcome of this litigation, the Life Companies have not produced their in-force policy records to the CA Controller.
The Life Companies are the subject of a multi-state market conduct examination by five state insurance regulators, which examination is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including all of the subject Life Companies’ records of in-force policies and other information of the type requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint. This request prompted the Illinois litigation noted below. The Multi-State Exam remains ongoing.
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in four states participating in the Multi-State Exam (Illinois, California, Pennsylvania and Florida), asking the courts in those states to declare that applicable insurance laws do not require life insurers to search a Death Master File to ascertain whether insureds are deceased, and to further declare that the regulators in those states do not have legal authority to (i) obtain life insurers’ policy records for the purpose of comparing data from those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. In response to the Illinois declaratory judgment action, the Illinois Department of Insurance and its Director (collectively, the “IDOI”) filed a motion to dismiss, and in July 2014, the court in Illinois denied, in part, such motion. Specifically, the court allowed to stand the count in the Life Companies’ complaint that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against the DMF for purposes of identifying deceased insureds, as well as the associated claim for injunctive relief. The court dismissed with prejudice the other counts in the complaint. In August 2014, the IDOI filed its answer to the counts of the complaint that the Illinois court allowed to stand, and in October 2014, the Life Companies filed a motion for summary judgment with respect to those remaining counts. The IDOI filed cross motions for summary judgment in December 2014. The parties are engaged in discovery. A formal briefing schedule and hearing date on the summary judgment motions are expected to be set by the court at a May 2015 status conference. The Life Companies’ actions against regulators in Pennsylvania and Florida are currently stayed by agreement of the parties pending the outcome of the Illinois action.
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

See Note 12, “Contingencies,” to the Consolidated Financial Statements and the sections of the MD&A entitled “Life & Health Insurance” and “Liquidity and Capital Resources” for additional information on the legal proceedings, including lawsuits, regulatory examinations and inquiries, and other matters described above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended March 31, 2015 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
January 1 - January 31	429,530	$35.26	429,530	$275.9
February 1 - February 28	144,169	$36.57	144,169	$270.6
March 1 - March 31	41,410	$36.96	41,410	$269.1
(1) On August 6, 2014, the Kemper’s Board of Directors authorized to repurchase up to $300 million worth of Kemper’s common stock. See MD&A, “Liquidity and Capital Resources.”

Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	May 7, 2015	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2015	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2015	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
10.1	Amendment No. 2 to Credit Agreement, dated as of February 24, 2015, by and among Kemper Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-18298	10.1	February 24, 2015
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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