Form 10-Q
period 2015-06-30
KEMPER Corp
filed 2015-08-06
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,800,200 shares of common stock, $0.10 par value, were outstanding as of July 31, 2015.

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

•
Increased costs and risks related to information technology and data security, including, but not limited to, unauthorized disclosure or theft of personal data and the prevention of, or occurrence of, disruption of services; and

Other risks and uncertainties described from time to time in Kemper’s filings with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Revenues:
Earned Premiums	$931.4	$947.9	$500.1	$470.3
Net Investment Income	147.3	143.7	76.7	72.6
Other Income	1.5	0.3	0.6	0.2
Net Realized Gains on Sales of Investments	37.4	10.1	34.0	3.5
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(9.2)	(4.9)	(2.2)	(4.1)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	—
Net Impairment Losses Recognized in Earnings	(9.2)	(4.9)	(2.2)	(4.1)
Total Revenues	1,108.4	1,097.1	609.2	542.5

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	672.8	675.4	375.1	347.5
Insurance Expenses	307.0	313.4	162.1	161.3
Write-off of Long-lived Asset	11.1	—	11.1	—
Loss from Early Extinguishment of Debt	9.1	—	—	—
Interest and Other Expenses	56.3	45.2	26.6	22.5
Total Expenses	1,056.3	1,034.0	574.9	531.3
Income from Continuing Operations before Income Taxes	52.1	63.1	34.3	11.2
Income Tax Expense	(11.2)	(18.6)	(6.9)	(1.9)
Income from Continuing Operations	40.9	44.5	27.4	9.3
Income (Loss) from Discontinued Operations	2.3	(0.1)	2.3	—
Net Income	$43.2	$44.4	$29.7	$9.3
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.79	$0.80	$0.53	$0.17
Diluted	$0.79	$0.80	$0.53	$0.17
Net Income Per Unrestricted Share:
Basic	$0.83	$0.80	$0.57	$0.17
Diluted	$0.83	$0.80	$0.57	$0.17
Dividends Paid to Shareholders Per Share	$0.48	$0.48	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Income	$43.2	$44.4	$29.7	$9.3

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(130.7)	217.6	(184.0)	97.6
Foreign Currency Translation Adjustments	(0.8)	(0.2)	0.1	(0.2)
Amortization of Net Unrecognized Postretirement Benefit Costs	11.5	3.9	6.1	1.9
Other Comprehensive Income (Loss) Before Income Taxes	(120.0)	221.3	(177.8)	99.3
Other Comprehensive Income Tax Benefit (Expense)	42.6	(78.0)	62.8	(34.9)
Other Comprehensive Income (Loss)	(77.4)	143.3	(115.0)	64.4
Total Comprehensive Income (Loss)	$(34.2)	$187.7	$(85.3)	$73.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Jun 30, 2015	Dec 31, 2014
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2015 - $4,433.0; 2014 - $4,341.7)	$4,764.0	$4,777.6
Equity Securities at Fair Value (Cost: 2015 - $518.8; 2014 - $561.5)	562.9	632.2
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	173.5	184.8
Fair Value Option Investments	160.0	53.3
Short-term Investments at Cost which Approximates Fair Value	338.4	342.2
Other Investments	451.0	449.6
Total Investments	6,449.8	6,439.7
Cash	93.8	76.1
Receivables from Policyholders	335.2	295.3
Other Receivables	267.1	187.0
Deferred Policy Acquisition Costs	317.5	303.3
Goodwill	318.5	311.8
Current and Deferred Income Tax Assets	34.2	—
Other Assets	239.0	220.2
Total Assets	$8,055.1	$7,833.4
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,312.8	$3,273.7
Property and Casualty	874.4	733.9
Total Insurance Reserves	4,187.2	4,007.6
Unearned Premiums	606.2	536.9
Liabilities for Income Taxes	3.6	36.5
Debt at Amortized Cost (Fair Value: 2015 - $789.5; 2014 - $804.4)	750.2	752.1
Accrued Expenses and Other Liabilities	495.6	409.6
Total Liabilities	6,042.8	5,742.7
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,802,609 Shares Issued and Outstanding at June 30, 2015 and 52,418,246 Shares Issued and Outstanding at December 31, 2014	5.2	5.2
Paid-in Capital	657.1	660.1
Retained Earnings	1,204.7	1,202.7
Accumulated Other Comprehensive Income	145.3	222.7
Total Shareholders’ Equity	2,012.3	2,090.7
Total Liabilities and Shareholders’ Equity	$8,055.1	$7,833.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2015	Jun 30, 2014
Operating Activities:
Net Income	$43.2	$44.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(14.2)	(1.9)
Amortization of Intangible Assets Acquired	4.5	3.7
Equity in Earnings of Equity Method Limited Liability Investments	(3.5)	(4.8)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	1.3	12.4
Increase in Value of Fair Value Option Investments Reported in Investment Income	(2.7)	(0.3)
Amortization of Investment Securities and Depreciation of Investment Real Estate	7.0	7.3
Net Realized Gains on Sales of Investments	(37.4)	(10.1)
Net Impairment Losses Recognized in Earnings	9.2	4.9
Loss from Early Extinguishment of Debt	9.1	—
Depreciation of Property and Equipment	6.5	8.8
Write-off of Long-lived Asset	11.1	—
Decrease in Receivables	7.9	28.9
Increase in Insurance Reserves	23.3	2.6
Decrease in Unearned Premiums	(3.1)	(27.1)
Change in Income Taxes	(27.9)	(12.4)
Increase in Accrued Expenses and Other Liabilities	27.5	5.5
Other, Net	18.9	10.7
Net Cash Provided by Operating Activities	80.7	72.6
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	404.0	342.8
Purchases of Fixed Maturities	(309.7)	(225.7)
Sales of Equity Securities	143.4	69.9
Purchases of Equity Securities	(103.7)	(81.0)
Return of Investment of Equity Method Limited Liability Investments	21.0	26.4
Acquisitions of Equity Method Limited Liability Investments	(10.5)	(16.0)
Sales of Fair Value Option Investments	—	2.9
Purchases of Fair Value Option Investments	(104.0)	(42.9)
Decrease (Increase) in Short-term Investments	22.2	(198.0)
Improvements of Investment Real Estate	(0.8)	(1.3)
Sales of Investment Real Estate	—	0.9
Increase in Other Investments	(1.4)	(2.4)
Acquisition of Software	(5.6)	(5.6)
Acquisition of Business, Net of Cash Acquired	(57.6)	—
Disposition of Subsidiary, Net of Cash Disposed	—	8.9
Other, Net	(1.4)	(4.6)
Net Cash Used by Investing Activities	(4.1)	(125.7)
Financing Activities:
Net Proceeds from Issuances of Debt	288.8	144.2
Repayments of Debt	(300.3)	—
Common Stock Repurchases	(25.2)	(70.1)
Dividends and Dividend Equivalents Paid	(24.8)	(26.6)
Cash Exercise of Stock Options	1.9	—
Other, Net	0.7	0.9
Net Cash Provided (Used) by Financing Activities	(58.9)	48.4
Increase (Decrease) in Cash	17.7	(4.7)
Cash, Beginning of Year	76.1	66.5
Cash, End of Period	$93.8	$61.8
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
Adoption of New Accounting Guidance
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The amendments in ASU 2015-01 can be applied either prospectively or retrospectively. The Company adopted ASU 2015-01 in the first quarter of 2015 and applied its provisions retrospectively. The retrospective application had no impact on the Company’s previously issued financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that they be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The Company adopted ASU 2015-03 in the first quarter of 2015 and applied its provisions retrospectively. The retrospective application had no impact on the Company’s previously issued financial statements.
In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. ASU 2015-09 requires insurers to provide additional disclosures about short-duration insurance contracts, focusing particularly on the liability for unpaid claims and claim adjustment expenses. Insurers will be required to disclose tables showing incurred and paid claims development information by accident year for the number of years that claims typically remain outstanding, although not to exceed ten years, as well as a reconciliation of this information to the balance sheet. Additional disclosures will also be required on the total of incurred-but-not-reported liabilities plus expected development on reported claims, reserving methodologies, quantitative information about claim frequency, qualitative description of methodologies used for determining claim frequency and average annual percentage payout of incurred claims by age. ASU 2015-09 is effective for annual periods beginning after December 31, 2015 and interim periods within annual periods beginning after December 15, 2016. Except for the retrospective application of additional disclosure requirements, adoption of ASU 2015-09 will not impact the Company’s financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to July 1, 2015. There were no adoptions of such accounting pronouncements in 2014 or during the six months ended June 30, 2015 that had a material impact on the Company’s Condensed Consolidated Financial Statements. The Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after June 30, 2015 to have a material impact on the Company’s financial statements.
Note 2 - Acquisition of Business
On April 30, 2015, Kemper acquired 100% of the outstanding common stock of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services, (individually and collectively referred to herein as “Alliance United”) in a cash transaction for a total purchase price of $71.0 million, subject to certain post-closing indemnifications. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired. The results of Alliance United are included in the Condensed Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Property & Casualty Insurance segment. Alliance United is a provider of nonstandard personal automobile insurance in California. As a result of the acquisition, the Company increased its presence in the California nonstandard automobile insurance market by gaining access to additional independent agents and brokers and by gaining expertise in serving the Hispanic market.
The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed, including, but not limited to, receivables, intangible assets, unearned premium reserves, certain tax-related balances and certain other assets and liabilities. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would also likely impact the Company’s allocation of the purchase price to Goodwill. The Company expects to finalize the purchase price allocation in the third quarter of 2015. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, changes, if any, to the preliminary estimates and allocation will be reported in the Company’s financial statements retroactively. Based on the Company’s preliminary allocation of the purchase price, the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$187.0
Cash	13.4
Receivables from Policyholders	44.4
Other Receivables	49.2
Value of Intangible Assets Acquired (Reported in Other Assets)	26.3
Goodwill	6.7
Current Income Taxes	1.7
Other Assets	9.2
Property and Casualty Insurance Reserves	(155.8)
Unearned Premiums	(72.4)
Liabilities for Income Taxes	(3.9)
Accrued Expenses and Other Liabilities	(34.8)
Total Purchase Price	$71.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2015 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$318.3	$27.7	$(4.8)	$341.2
States and Political Subdivisions	1,439.7	97.5	(5.9)	1,531.3
Corporate Securities:
Bonds and Notes	2,596.2	236.4	(22.4)	2,810.2
Redeemable Preferred Stocks	5.3	0.1	—	5.4
Collateralized Loan Obligations	69.7	0.9	(0.2)	70.4
Other Mortgage- and Asset-backed	3.8	1.7	—	5.5
Investments in Fixed Maturities	$4,433.0	$364.3	$(33.3)	$4,764.0
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2014 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$315.2	$32.3	$(2.0)	$345.5
States and Political Subdivisions	1,352.5	126.4	(1.8)	1,477.1
Corporate Securities:
Bonds and Notes	2,599.3	294.3	(15.1)	2,878.5
Redeemable Preferred Stocks	5.9	0.8	—	6.7
Collateralized Loan Obligations	64.9	0.3	(0.8)	64.4
Other Mortgage- and Asset-backed	3.9	1.5	—	5.4
Investments in Fixed Maturities	$4,341.7	$455.6	$(19.7)	$4,777.6
There were no unsettled sales of Investments in Fixed Maturities at June 30, 2015 or December 31, 2014. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $23.3 million at June 30, 2015, all of which settled in the following month. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2014.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2015 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$59.4	$60.6
Due after One Year to Five Years	787.4	835.1
Due after Five Years to Ten Years	1,376.5	1,416.2
Due after Ten Years	1,998.5	2,230.1
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	211.2	222.0
Investments in Fixed Maturities	$4,433.0	$4,764.0
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2015 consisted of securities issued by the Government National Mortgage Association with a fair value of $120.2 million, securities issued by the Federal National Mortgage Association with a fair value of $19.4 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $6.5 million and securities of other non-governmental issuers with a fair value of $75.9 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2015 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$83.7	$4.5	$(0.8)	$87.4
Other Industries	21.3	3.5	(0.1)	24.7
Common Stocks:
Finance, Insurance and Real Estate	20.8	3.7	(0.9)	23.6
Other Industries	9.8	5.4	—	15.2
Other Equity Interests:
Exchange Traded Funds	208.9	4.0	(0.8)	212.1
Limited Liability Companies and Limited Partnerships	174.3	28.6	(3.0)	199.9
Investments in Equity Securities	$518.8	$49.7	$(5.6)	$562.9
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2014 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.5	$5.2	$(1.0)	$89.7
Other Industries	16.3	3.5	—	19.8
Common Stocks:
Manufacturing	43.4	14.9	(1.1)	57.2
Finance, Insurance and Real Estate	34.3	6.2	—	40.5
Other Industries	26.5	10.0	(0.4)	36.1
Other Equity Interests:
Exchange Traded Funds	195.2	8.2	(0.7)	202.7
Limited Liability Companies and Limited Partnerships	160.3	27.7	(1.8)	186.2
Investments in Equity Securities	$561.5	$75.7	$(5.0)	$632.2
There were $36.5 million of unsettled sales of Investments in Equity Securities at June 30, 2015, all of which settled in the following month. There were no unsettled sales of Investments in Equity Securities at December 31, 2014. There were no unsettled purchases of Investments in Equity Securities at June 30, 2015 or December 31, 2014.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2015 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$83.0	$(2.8)	$24.0	$(2.0)	$107.0	$(4.8)
States and Political Subdivisions	355.7	(5.8)	0.9	(0.1)	356.6	(5.9)
Corporate Securities:
Bonds and Notes	638.7	(18.0)	100.1	(4.4)	738.8	(22.4)
Collateralized Loan Obligations	19.2	(0.2)	—	—	19.2	(0.2)
Other Mortgage- and Asset-backed	—	—	0.4	—	0.4	—
Total Fixed Maturities	1,096.6	(26.8)	125.4	(6.5)	1,222.0	(33.3)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	7.6	(0.2)	12.4	(0.6)	20.0	(0.8)
Other Industries	0.9	(0.1)	0.5	—	1.4	(0.1)
Common Stocks:
Finance, Insurance and Real Estate	7.0	(0.9)	—	—	7.0	(0.9)
Other Industries	0.8	—	—	—	0.8	—
Other Equity Interests:
Exchange Traded Funds	58.4	(0.8)	—	—	58.4	(0.8)
Limited Liability Companies and Limited Partnerships	65.6	(1.2)	32.4	(1.8)	98.0	(3.0)
Total Equity Securities	140.3	(3.2)	45.3	(2.4)	185.6	(5.6)
Total	$1,236.9	$(30.0)	$170.7	$(8.9)	$1,407.6	$(38.9)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2015, were $33.3 million, of which $6.5 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.1 million of unrealized losses at June 30, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses included in the preceding table under the heading “12 Months or Longer” related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $26.8 million, and below-investment-grade fixed maturity investments comprised $6.5 million of the unrealized losses on investments in fixed maturities at June 30, 2015. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At June 30, 2015, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at June 30, 2015 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention not to sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at June 30, 2015 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at June 30, 2015.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2014 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$24.9	$(0.7)	$55.5	$(1.3)	$80.4	$(2.0)
States and Political Subdivisions	1.0	—	126.3	(1.8)	127.3	(1.8)
Corporate Securities:
Bonds and Notes	250.4	(5.1)	360.5	(10.0)	610.9	(15.1)
Collateralized Loan Obligations	51.2	(0.7)	3.4	(0.1)	54.6	(0.8)
Other Mortgage- and Asset-backed	—	—	0.4	—	0.4	—
Total Fixed Maturities	327.5	(6.5)	546.1	(13.2)	873.6	(19.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	7.5	(0.1)	12.1	(0.9)	19.6	(1.0)
Other Industries	—	—	0.5	—	0.5	—
Common Stocks:
Manufacturing	15.1	(1.1)	—	—	15.1	(1.1)
Finance, Insurance and Real Estate	—	—	—	—	—	—
Other Industries	4.2	(0.4)	1.0	—	5.2	(0.4)
Other Equity Interests:
Exchange Traded Funds	14.9	(0.1)	14.4	(0.6)	29.3	(0.7)
Limited Liability Companies and Limited Partnerships	54.4	(1.5)	6.6	(0.3)	61.0	(1.8)
Total Equity Securities	96.1	(3.2)	34.6	(1.8)	130.7	(5.0)
Total	$423.6	$(9.7)	$580.7	$(15.0)	$1,004.3	$(24.7)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2014, were $19.7 million, of which $13.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2014 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the headings “Less Than 12 Months” or “12 Months or Longer.” Investment-grade fixed maturity investments comprised $14.1 million and below-investment-grade fixed maturity investments comprised $5.6 million of the unrealized losses on investments in fixed maturities at December 31, 2014. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2014, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2014 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention not to sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments at December 31, 2014 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility, as well as, the debt-like characteristics of investments in certain other equity interests.
Other-than-temporary impairment (“OTTI”) losses on Investments in Fixed Maturities may include a portion that is credit-related that is recognized in Retained Earnings and a portion related to factors other than credit that is recognized in Accumulated Other Comprehensive Income. The following table presents the pre-tax credit portion of OTTI losses on Investments in Fixed Maturities held with a credit-related loss recognized as of the beginning or end of the periods presented and the changes in the cumulative balances for the periods presented.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$5.3	$9.9	$5.3	$10.2
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	—	2.4	—	2.4
Additional Pre-tax Credit Losses on Fixed Maturities with Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	—	0.6	—	0.3
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$5.3	$12.9	$5.3	$12.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Gross gains and losses on sales of investments in fixed maturities and equity securities for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Fixed Maturities:
Gains on Sales	$5.9	$4.8	$3.9	$0.4
Losses on Sales	(0.6)	—	(0.5)	—
Equity Securities:
Gains on Sales	32.9	3.8	31.4	3.0
Losses on Sales	(0.7)	—	(0.7)	—
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at June 30, 2015 is limited to the total carrying value of $173.5 million. In addition, the Company had outstanding commitments totaling approximately $47.4 million to fund Equity Method Limited Liability Investments at June 30, 2015.
The carrying values of the Company’s Other Investments at June 30, 2015 and December 31, 2014 were:

(Dollars in Millions)	Jun 30, 2015	Dec 31, 2014
Loans to Policyholders at Unpaid Principal	$284.8	$283.4
Real Estate at Depreciated Cost	159.1	160.9
Trading Securities at Fair Value	5.0	4.9
Other	2.1	0.4
Total	$451.0	$449.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2015 and 2014 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$733.9	$843.5
Less Reinsurance Recoverables at Beginning of Year	54.9	63.4
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	679.0	780.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance and Indemnification	125.4	—
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	501.2	531.2
Prior Years:
Continuing Operations	(10.4)	(34.2)
Discontinued Operations	(3.5)	(0.1)
Total Incurred Losses and LAE Related to Prior Years	(13.9)	(34.3)
Total Incurred Losses and LAE	487.3	496.9
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	264.1	285.2
Prior Years:
Continuing Operations	230.2	233.0
Discontinued Operations	3.7	4.7
Total Paid Losses and LAE Related to Prior Years	233.9	237.7
Total Paid Losses and LAE	498.0	522.9
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	793.7	754.1
Plus Reinsurance and Indemnification Recoverables at End of Period	80.7	61.1
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$874.4	$815.2
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
For the six months ended June 30, 2015, the Company reduced its property and casualty insurance reserves by $13.9 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $9.5 million, and commercial lines insurance loss and LAE reserves developed favorably by $4.4 million. The commercial lines insurance loss and LAE reserve development included favorable development of $0.9 million from continuing operations and favorable development of $3.5 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed favorably by $6.4 million, homeowners insurance loss and LAE reserves developed favorably by $4.6 million, and other personal lines loss and LAE reserves developed adversely by $1.4 million. Personal lines insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2013, 2012 and 2011 accident years, partially offset by the emergence of loss patterns that were worse than expected for the 2014 accident year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)
For the six months ended June 30, 2014, the Company reduced its property and casualty insurance reserves by $34.3 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $34.1 million, and commercial lines insurance loss and LAE reserves developed favorably by $0.2 million. The commercial lines insurance loss and LAE reserve development included favorable development of $0.1 million from continuing operations and favorable development of $0.1 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed favorably by $23.5 million, homeowners insurance loss and LAE reserves developed favorably by $8.8 million, and other personal lines loss and LAE reserves developed favorably by $1.8 million. Personal lines insurance loss and LAE reserves developed favorably due primarily to the emergence of loss patterns that were more favorable than expected for the 2013, 2012 and 2011 accident years.
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
Note 5 - Debt
The amortized cost of debt outstanding at June 30, 2015 and December 31, 2014 was:

(Dollars in Millions)	Jun 30, 2015	Dec 31, 2014
Senior Notes:
6.00% Senior Notes due November 30, 2015	$—	$249.5
6.00% Senior Notes due May 15, 2017	358.8	358.5
4.35% Senior Notes due February 15, 2025	247.3	—
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Debt Outstanding	$750.2	$752.1
On June 2, 2015, Kemper amended its $225.0 million, unsecured, revolving credit agreement to, among other things, extend the expiration date to June 2, 2020. Prior to the amendment, the credit agreement was scheduled to expire on March 7, 2016. The credit agreement, as amended, provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement, as amended, contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”). Proceeds from advances under the credit agreement, as amended, may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the credit agreement, as amended, at either June 30, 2015 or December 31, 2014.
Trinity and United Insurance are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. As members, Trinity and United Insurance may obtain advances from the FHLB of Dallas and Chicago, respectively. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. During the first six months of 2015, Trinity borrowed and repaid $20.5 million under its agreement with the FHLB of Dallas. During the first six months of 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago.There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2015 or December 31, 2014.
On February 24, 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”). The net proceeds of the issuance were $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% Senior Notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes in the first quarter of 2015 from the early redemption of these senior notes.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the six and three months ended June 30, 2015 and 2014 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Notes Payable under Revolving Credit Agreement	$0.4	$0.4	$0.2	$0.2
Federal Home Loan Bank of Dallas	—	—	—	—
Federal Home Loan Bank of Chicago	—	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	3.7	7.7	—	3.8
6.00% Senior Notes due May 15, 2017	11.1	11.1	5.5	5.6
4.35% Senior Notes due February 15, 2025	3.9	—	2.8	—
7.375% Subordinated Debentures due February 27, 2054	5.5	3.8	2.7	2.8
Interest Expense before Capitalization of Interest	24.6	23.0	11.2	12.4
Capitalization of Interest	(0.5)	(0.5)	(0.3)	(0.2)
Total Interest Expense	$24.1	$22.5	$10.9	$12.2
Interest paid, including facility fees, for the six and three months ended June 30, 2015 and 2014 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Notes Payable under Revolving Credit Agreement	$1.1	$0.3	$0.9	$0.1
Federal Home Loan Bank of Dallas	—	—	—	—
Federal Home Loan Bank of Chicago	—	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	4.8	7.5	—	7.5
6.00% Senior Notes due May 15, 2017	10.8	10.8	10.8	10.8
4.35% Senior Notes due February 15, 2025	—	—	—	—
7.375% Subordinated Debentures due February 27, 2054	5.5	2.8	2.7	2.8
Total Interest Paid	$22.2	$21.4	$14.4	$21.2
Note 6 - Long-term Equity-based Compensation Plans
As of June 30, 2015, there were 7,742,878 common shares available for future grants under Kemper’s long-term equity-based compensation plan, of which 540,900 shares were reserved for future grants based on the performance level attained under the terms of outstanding performance-based restricted stock and performance-based restricted stock unit (“RSU”) awards. Equity-based compensation expense was $3.9 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively. Total unamortized compensation expense related to nonvested awards at June 30, 2015 was $7.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Outstanding equity-based compensation awards at June 30, 2015 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, time-vested RSUs, performance-based restricted stock, performance-based RSUs and deferred stock units (“DSUs”). Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock. Recipients of RSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended
	Jun 30, 2015			Jun 30, 2014
Range of Valuation Assumptions
Expected Volatility	22.49%	-	41.65%	25.76%	-	44.43%
Risk-free Interest Rate	1.08	-	1.68	1.07	-	2.14
Expected Dividend Yield	2.47	-	2.62	2.53	-	2.60
Weighted-Average Expected Life in Years
Employee Grants	4	-	7	4	-	7
Director Grants	5.5			6
Tandem Award activity for the six months ended June 30, 2015 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	2,265,711	$39.74
Granted	293,750	36.38
Exercised	(308,625)	28.54
Forfeited or Expired	(450,461)	46.35
Outstanding at June 30, 2015	1,800,375	$39.46	4.83	$4.4
Vested and Expected to Vest at June 30, 2015	1,756,472	$39.57	4.73	$4.2
Exercisable at June 30, 2015	1,230,371	$41.38	3.02	$2.5
The weighted-average grant-date fair values of Tandem Awards granted during the six months ended June 30, 2015 and 2014 were $7.97 per option and $10.46 per option, respectively. Total intrinsic value of Tandem Awards exercised was $2.8 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The total tax benefit realized for tax deductions from exercises of Tandem Awards was $1.0 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. Total cash received from exercises of Tandem Awards was $1.9 million for the six months ended June 30, 2015 and insignificant for the same period in 2014.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
Information pertaining to Tandem Awards outstanding at June 30, 2015 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices Per Share ($)			Shares Subject to Tandem Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Tandem Awards	Weighted- average Exercise Price Per Share ($)
$15.01	-	$20.00	4,000	$16.48	3.85	4,000	$16.48
20.01	-	25.00	17,500	23.27	4.55	17,500	23.27
25.01	-	30.00	151,125	29.20	6.26	105,123	29.03
30.01	-	35.00	196,750	33.23	7.62	104,750	33.04
35.01	-	40.00	837,000	36.72	6.73	404,998	37.17
40.01	-	45.00	—	—	—	—	—
45.01	-	50.00	594,000	48.62	0.88	594,000	48.62
15.01	-	50.00	1,800,375	39.46	4.83	1,230,371	41.38
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the six months ended June 30, 2015 was as follows:

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	53,095	$32.42	30,024	$36.60
Granted	—	—	67,375	36.65
Vested	(500)	29.02	—	—
Forfeited	(4,814)	29.39	(1,775)	36.13
Nonvested Balance at End of Period	47,781	32.73	95,624	36.64
The grant-date fair values of the performance-based restricted stock and performance-based RSU awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock and nonvested performance-based RSUs for the six months ended June 30, 2015 was as follows:

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of an RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The final payout of these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2015, 2014 and 2013 three-year performance periods is 68,125 common shares, 60,775 common shares and 51,400 common shares, respectively, at June 30, 2015. For the 2012 three-year performance period, the Company was below the minimum performance level, and all of the related 57,775 shares of performance-based restricted stock were forfeited on January 31, 2015, the three-year anniversary of their grant date.
The total fair value of the shares of restricted stock that vested during the six months ended June 30, 2015 and the tax benefits for tax deductions realized from such shares was insignificant. The total fair value of the shares of restricted stock that vested during the six months ended June 30, 2014 and the additional shares that were issued in connection with the 2011 performance-based restricted stock awards was $2.4 million. The tax benefit for tax deductions realized from such shares was $0.8 million.
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. DSU awards granted to Non-employee Directors are fully vested on the date of grant. Activity related to DSU awards for the six months ended June 30, 2015 was as follows:

	Number of DSUs	Weighted- Average Grant-Date Fair Value Per DSU
Vested Balance at Beginning of the Year	8,000	$34.52
Granted and Vested	3,500	38.38
Reduction for Shares Issued on Conversion	(4,500)	34.94
Forfeited	—	—
Vested Balance at End of Period	7,000	36.17

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended		Three Months Ended
	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
(Dollars in Millions)
Income from Continuing Operations	$40.9	$44.5	$27.4	$9.3
Less Income from Continuing Operations Attributed to Participating Awards	0.1	0.2	0.2	—
Income from Continuing Operations Attributed to Unrestricted Shares	40.8	44.3	27.2	9.3
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$40.8	$44.3	$27.2	$9.3
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,800.5	54,989.7	51,728.1	54,666.5
Equity-based Compensation Equivalent Shares	87.2	118.4	78.0	106.6
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,887.7	55,108.1	51,806.1	54,773.1
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.79	$0.80	$0.53	$0.17
Diluted Income from Continuing Operations Per Unrestricted Share	$0.79	$0.80	$0.53	$0.17
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2015 and 2014 because the exercise prices for the options exceeded the average market price is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Equity-based Compensation Equivalent Shares	1,088.2	1,395.6	932.2	1,541.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,088.2	1,395.6	932.2	1,541.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(102.4)	$221.3	$(152.1)	$96.9
Reclassification Adjustment for Amounts Included in Net Income	(28.3)	(3.7)	(31.9)	0.7
Unrealized Holding Gains (Losses)	(130.7)	217.6	(184.0)	97.6
Foreign Currency Translation Adjustments	(0.8)	(0.2)	0.1	(0.2)
Amortization of Net Unrecognized Postretirement Benefit Costs	11.5	3.9	6.1	1.9
Other Comprehensive Income (Loss) Before Income Taxes	$(120.0)	$221.3	$(177.8)	$99.3
The components of Other Comprehensive Income Tax Benefit (Expense) for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$36.3	$(78.0)	$53.8	$(34.1)
Reclassification Adjustment for Amounts Included in Net Income	9.9	1.3	11.2	(0.2)
Unrealized Holding Gains and Losses	46.2	(76.7)	65.0	(34.3)
Foreign Currency Translation Adjustments	0.3	0.1	—	0.1
Amortization of Net Unrecognized Postretirement Benefit Costs	(3.9)	(1.4)	(2.2)	(0.7)
Other Comprehensive Income Tax Benefit (Expense)	$42.6	$(78.0)	$62.8	$(34.9)
The components of Accumulated Other Comprehensive Income (“AOCI”) at June 30, 2015 and December 31, 2014 were:

(Dollars in Millions)	Jun 30, 2015	Dec 31, 2014
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$2.1	$2.8
Other Net Unrealized Gains on Investments	241.0	324.8
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.3)	0.2
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(97.5)	(105.1)
Accumulated Other Comprehensive Income	$145.3	$222.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2015 and 2014:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$37.5	$8.6	$34.1	$3.4
Net Impairment Losses Recognized in Earnings	(9.2)	(4.9)	(2.2)	(4.1)
Total Before Income Taxes	28.3	3.7	31.9	(0.7)
Income Tax Benefit (Expense)	(9.9)	(1.3)	(11.2)	0.2
Reclassification from AOCI, Net of Income Taxes	18.4	2.4	20.7	(0.5)
Reclassification of AOCI from Amortization of Net Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(11.5)	(3.9)	(6.1)	(1.9)
Income Tax Benefit	3.9	1.4	2.2	0.7
Reclassification from AOCI, Net of Income Taxes	(7.6)	(2.5)	(3.9)	(1.2)
Total Reclassification from AOCI to Net Income	$10.8	$(0.1)	$16.8	$(1.7)
Note 9 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the six months ended June 30, 2015 were:

(Dollars in Millions, Except Per Share Amounts))	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year	$2,090.7
Net Income	43.2
Other Comprehensive Loss	(77.4)
Cash Dividends and Dividend Equivalents to Shareholders ($0.48 per share)	(24.8)
Repurchases of Common Stock	(23.7)
Equity-based Compensation Cost	3.9
Equity-based Awards, Net of Shares Exchanged	0.4
Shareholders’ Equity at End of Period	$2,012.3

Note 10 - Income Taxes
Current and Deferred Income Tax Assets at June 30, 2015 and December 31, 2014 were:

(Dollars in Millions)	Jun 30, 2015	Dec 31, 2014
Current Income Tax Assets	$20.8	$—
Deferred Income Tax Assets	13.4	—
Current and Deferred Income Tax Assets	$34.2	$—

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Income Taxes (Continued)
The components of Liabilities for Income Taxes at June 30, 2015 and December 31, 2014 were:

(Dollars in Millions)	Jun 30, 2015	Dec 31, 2014
Current Income Tax Liabilities	$—	$7.8
Deferred Income Tax Liabilities	—	21.5
Unrecognized Tax Benefits	3.6	7.2
Liabilities for Income Taxes	$3.6	$36.5
Included in the balance of Unrecognized Tax Benefits at June 30, 2015 and December 31, 2014 are tax positions of $3.2 million and $3.4 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.4 million and $3.8 million at June 30, 2015 and December 31, 2014, respectively.
During the first quarter of 2015, the Company extended the federal statute of limitations for the 2007 through 2011 tax years until December 31, 2015. The extension was requested by the Internal Revenue Service (“IRS”) to provide the Joint Committee on Taxation (“JCT”) additional time to complete a review required by statute. In April 2015, the Company received a letter dated April 3, 2015, indicating that the JCT had completed its review and had taken no exception to the IRS’s conclusion to accept the tax returns as filed, effectively settling the extended years. Accordingly, the Company reduced its Liability for Unrecognized Tax Benefits by $3.6 million for accrued interest and recognized an income tax benefit of $2.3 million in the second quarter of 2015.
Income taxes paid were $40.0 million and $30.5 million for the six months ended June 30, 2015 and 2014, respectively.
Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Service Cost Earned	$5.2	$4.4	$2.6	$2.2
Interest Cost on Projected Benefit Obligation	12.8	12.4	6.4	6.2
Expected Return on Plan Assets	(17.5)	(17.5)	(8.7)	(8.8)
Amortization of Accumulated Net Unrecognized Pension Costs	12.2	4.8	6.4	2.5
Total Pension Expense Recognized	$12.7	$4.1	$6.7	$2.1
The components of Postretirement Benefits Other than Pensions Expense (Benefit) for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Service Cost on Benefits Earned	$0.1	$0.1	$0.1	$—
Interest Cost on Projected Benefit Obligation	0.5	0.6	0.2	0.3
Amortization of Accumulated Net Unrecognized Gain	(0.7)	(0.9)	(0.3)	(0.6)
Total Postretirement Benefits Other than Pensions Expense (Benefit)	$(0.1)	$(0.2)	$—	$(0.3)

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
Earned Premiums by product line for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Personal Automobile	$442.4	$428.3	$252.6	$212.0
Homeowners	144.2	158.7	71.6	79.0
Other Personal Property and Casualty Insurance	61.3	64.4	30.7	32.3
Commercial Automobile	27.0	26.7	13.5	13.6
Life	184.0	194.8	96.0	97.2
Accident and Health	72.5	75.0	35.7	36.2
Total Earned Premiums	$931.4	$947.9	$500.1	$470.3
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Revenues:
Property & Casualty Insurance:
Earned Premiums	$637.0	$639.8	$349.4	$317.5
Net Investment Income	33.4	37.1	18.6	19.5
Other Income	0.4	0.3	0.1	0.2
Total Property & Casualty Insurance	670.8	677.2	368.1	337.2
Life & Health Insurance:
Earned Premiums	294.4	308.1	150.7	152.8
Net Investment Income	103.9	98.2	53.5	48.0
Other Income	1.0	—	0.2	—
Total Life & Health Insurance	399.3	406.3	204.4	200.8
Total Segment Revenues	1,070.1	1,083.5	572.5	538.0
Net Realized Gains on Sales of Investments	37.4	10.1	34.0	3.5
Net Impairment Losses Recognized in Earnings	(9.2)	(4.9)	(2.2)	(4.1)
Other	10.1	8.4	4.9	5.1
Total Revenues	$1,108.4	$1,097.1	$609.2	$542.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the six and three months ended June 30, 2015 and 2014 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Segment Operating Profit (Loss):
Property & Casualty Insurance	$9.6	$15.0	$(8.4)	$(4.3)
Life & Health Insurance	47.0	59.3	22.2	24.7
Total Segment Operating Profit	56.6	74.3	13.8	20.4
Corporate and Other Operating Loss	(23.6)	(16.4)	(11.3)	(8.6)
Total Operating Profit	33.0	57.9	2.5	11.8
Net Realized Gains on Sales of Investments	37.4	10.1	34.0	3.5
Net Impairment Losses Recognized in Earnings	(9.2)	(4.9)	(2.2)	(4.1)
Loss from Early Extinguishment of Debt	(9.1)	—	—	—
Income from Continuing Operations before Income Taxes	$52.1	$63.1	$34.3	$11.2
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the six and three months ended June 30, 2015 and 2014 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$10.8	$13.2	$(2.6)	$(1.2)
Life & Health Insurance	30.4	38.0	14.3	15.9
Total Segment Net Operating Income	41.2	51.2	11.7	14.7
Corporate and Other Net Operating Loss	(12.7)	(10.1)	(5.0)	(5.1)
Consolidated Net Operating Income	28.5	41.1	6.7	9.6
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	24.3	6.6	22.1	2.4
Net Impairment Losses Recognized in Earnings	(6.0)	(3.2)	(1.4)	(2.7)
Loss from Early Extinguishment of Debt	(5.9)	—	—	—
Income from Continuing Operations	$40.9	$44.5	$27.4	$9.3

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
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2015 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$125.0	$216.2	$—	$341.2
States and Political Subdivisions	—	1,531.3	—	1,531.3
Corporate Securities:
Bonds and Notes	—	2,403.6	406.6	2,810.2
Redeemable Preferred Stocks	—	—	5.4	5.4
Collateralized Loan Obligations	—	—	70.4	70.4
Other Mortgage- and Asset-backed	—	1.5	4.0	5.5
Total Investments in Fixed Maturities	125.0	4,152.6	486.4	4,764.0
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	82.4	5.0	87.4
Other Industries	—	6.9	17.8	24.7
Common Stocks:
Finance, Insurance and Real Estate	18.8	4.8	—	23.6
Other Industries	0.3	—	14.9	15.2
Other Equity Interests:
Exchange Traded Funds	212.1	—	—	212.1
Limited Liability Companies and Limited Partnerships	—	—	199.9	199.9
Total Investments in Equity Securities	231.2	94.1	237.6	562.9
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	160.0	160.0
Other Investments:
Trading Securities	5.0	—	—	5.0
Total	$361.2	$4,246.7	$884.0	$5,491.9
At June 30, 2015, the Company had unfunded commitments to invest an additional $105.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2014 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$129.2	$216.3	$—	$345.5
States and Political Subdivisions	—	1,477.1	—	1,477.1
Corporate Securities:
Bonds and Notes	—	2,517.9	360.6	2,878.5
Redeemable Preferred Stocks	—	—	6.7	6.7
Collateralized Loan Obligations	—	—	64.4	64.4
Other Mortgage- and Asset-backed	—	1.5	3.9	5.4
Total Investments in Fixed Maturities	129.2	4,212.8	435.6	4,777.6
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	84.7	5.0	89.7
Other Industries	—	3.4	16.4	19.8
Common Stocks:
Manufacturing	50.9	5.7	0.6	57.2
Finance, Insurance and Real Estate	34.8	0.1	5.6	40.5
Other Industries	24.2	0.7	11.2	36.1
Other Equity Interests:
Exchange Traded Funds	202.7	—	—	202.7
Limited Liability Companies and Limited Partnerships	—	—	186.2	186.2
Total Investments in Equity Securities	312.6	94.6	225.0	632.2
Fair Value Option Investments:
Limited Liability Companies and Limited Partnership Hedge Funds	—	—	53.3	53.3
Other Investments:
Trading Securities	4.9	—	—	4.9
Total	$446.7	$4,307.4	$713.9	$5,468.0
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at June 30, 2015.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$102.8	2.6%	-	8.5%	4.2%
Non-investment-grade:
Senior Debt	Market Yield	111.7	5.9	-	14.2	10.1
Junior Debt	Market Yield	181.8	3.5	-	27.9	13.2
Collateralized Loan Obligations	Market Yield	70.4	3.0	-	7.6	5.1
Other	Various	19.7
Total Fixed Maturity Investments in Corporate Securities		$486.4

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Fair Value Option	Total
Balance at Beginning of Period	$360.6	$6.7	$64.4	$3.9	$38.8	$186.2	$53.3	$713.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(3.1)	(0.5)	0.4	—	(1.2)	(1.1)	2.7	(2.8)
Included in Other Comprehensive Income	(1.4)	(0.6)	1.2	0.1	2.2	(0.3)	—	1.2
Purchases	125.3	—	19.4	1.3	7.0	30.3	104.0	287.3
Settlements	(6.9)	(0.2)	(7.5)	(0.1)	(0.3)	(19.3)	—	(34.3)
Sales	(55.6)	—	(7.5)	(1.2)	(1.2)	—	—	(65.5)
Transfers into Level 3	—	—	—	—	0.8	4.1	—	4.9
Transfers out of Level 3	(12.3)	—	—	—	(8.4)	—	—	(20.7)
Balance at End of Period	$406.6	$5.4	$70.4	$4.0	$37.7	$199.9	$160.0	$884.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Fair Value Option	Total
Balance at Beginning of Period	$374.8	$6.4	$69.9	$3.9	$33.2	$189.7	$54.2	$732.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.8)	(0.5)	0.3	—	(0.4)	(0.1)	1.8	0.3
Included in Other Comprehensive Income	(3.8)	(0.3)	(0.1)	0.1	2.9	0.9	—	(0.3)
Purchases	89.1	—	15.3	1.3	6.6	19.1	104.0	235.4
Settlements	(2.7)	(0.2)	(7.5)	(0.1)	(0.3)	(9.7)	—	(20.5)
Sales	(37.7)	—	(7.5)	(1.2)	(0.5)	—	—	(46.9)
Transfers into Level 3	—	—	—	—	0.8	—	—	0.8
Transfers out of Level 3	(12.3)	—	—	—	(4.6)	—	—	(16.9)
Balance at End of Period	$406.6	$5.4	$70.4	$4.0	$37.7	$199.9	$160.0	$884.0
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the six and three months ended June 30, 2015. Of the $4.9 million transfers into Level 3 for the six months ended June 30, 2015, $4.1 million relates to an investment that changed from an Equity Method Limited Liability investment to Other Equity Interest at Fair Value. All other transfers into or out of Level 3 for the six and three months ended June 30, 2015 were due to changes in the availability of market observable inputs.

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

Note 14 - Contingencies
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
Over the last several years, certain state insurance regulators, legislators, treasurers/controllers, and their respective agents have pursued an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for deaths of their insureds and contact the insureds’ beneficiaries even though such beneficiaries may not have submitted claims, including due proof of death, as required under the terms of state-approved policy forms. These initiatives together comprise a set of circumstances involving potential changes in the law or changes in the interpretation of existing laws that could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ (the “Life Companies”) existing life insurance contracts by imposing new requirements that did not exist and were not contemplated at the time the Life Companies entered into such contracts.
Legislation. One type of initiative involves legislation (the “DMF Statutes”). DMF Statutes have been enacted in ten states, with varying effective dates, that require life insurance companies to compare on a regular basis their records for all in-force policies (including policies issued prior to the effective dates of the DMF Statute) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File”). In contrast, three other states have enacted DMF Statutes that also require such comparisons, but exempt life insurance companies, like the Life Companies, that have not previously utilized a Death Master File, and instead only require that such companies conduct Death Master File comparisons for life insurance policies issued and delivered in each of those states after the DMF Statute’s effective date. Likewise, five additional states have enacted DMF Statutes that require such comparisons, but only with respect to policies issued on or after their respective effective dates, without regard to prior Death Master File use. With respect to those DMF Statutes that apply retroactively and would likely have an adverse effect on the Company’s operations and financial position, the Life Companies have filed declaratory judgment actions challenging the application of such statutes to policies issued prior to the subject DMF Statute’s effective date:

•
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court, asking the court to construe the Kentucky DMF Statute to apply only prospectively, i.e., only to life insurance policies issued in Kentucky on or after the effective date of the Kentucky DMF Statute, consistent with what the Life Companies believe are the requirements of applicable Kentucky statutory law, the Kentucky Constitution and the Contract Clause of the United States Constitution. In April 2013, the trial court held that the Kentucky DMF Statute does apply to life insurance policies issued before the statute’s January 1, 2013 effective date. The subject Life Companies appealed this decision and in August 2014, in a unanimous opinion, the Kentucky Court of Appeals reversed the trial court and held that the Kentucky DMF statute fell within Kentucky’s statutory presumption against retroactive laws. Therefore, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on or after January 1, 2013. In September 2014, the Kentucky Department of Insurance asked the Kentucky Supreme Court to undertake a discretionary review of the Court of Appeal’s ruling. A decision by the Kentucky Supreme Court on whether to review the Court of Appeals’ decision is expected by the fourth quarter of 2015.

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Contingencies (continued)

•
In August 2014, certain of the Life Companies filed a declaratory judgment action in Indiana state court, asking the court to construe the Indiana DMF Statute to apply only prospectively. On May 6, 2015, legislation was enacted amending the Indiana DMF Statute so that it applies only prospectively and therefore, the subject Life Companies have dismissed their declaratory judgment action.

Unclaimed property compliance audits/litigation. A second type of initiative involves an unclaimed property compliance audit of the Life Companies (the “Treasurers’ Audit”) being conducted by a private audit firm retained by the treasurers/controllers of 38 states (the “Audit Firm”) and related litigation. In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion was continued until the California Court of Appeal ruled in a similar case involving an unaffiliated life insurance company (the “ANICO Appeal”). In July 2014, the court granted a motion by the CA Controller to stay the litigation against the Life Companies, including discovery, pending a decision in the ANICO Appeal; as described below, the Life Companies have filed a counterclaim in this case. In March, 2015, the California Court of Appeal reversed the order granting the preliminary injunction to the CA Controller in the ANICO Appeal and the CA Controller did not appeal this decision. In light of the result in the ANICO Appeal, the stay of the litigation involving the Life Companies was lifted; the CA Controller withdrew its motion for preliminary injunction and discovery activity has resumed. Pending the outcome of this litigation, the Life Companies have not produced their in-force policy records to the CA Controller.
Examinations/enforcement actions by regulators. A third type of initiative involves examinations by state insurance regulators. The Life Companies are the subject of a multi-state market conduct examination by five state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam originated in June 2012 as a single-state examination by the Illinois Department of Insurance. Insurance regulators from five additional states - California, Florida, New Hampshire, North Dakota and Pennsylvania - joined the examination in May 2013 (New Hampshire withdrew from the Multi-State Exam in 2014). In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including the records of all in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s litigation. This request prompted the Illinois litigation noted below. The Multi-State Exam remains ongoing.
Pending related litigation. In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. The declaratory judgment action in California referenced above was filed as a cross-complaint to the CA Controller’s complaint, and joined the California Insurance Commissioner and the Audit Firm as defendants. The CA Controller filed a motion to dismiss the Life Companies’ cross-complaint but withdrew the motion following the ruling in the ANICO Appeal.
In response to the Illinois declaratory judgment action, the Illinois Department of Insurance and its Director (collectively, the “IDOI”) filed a motion to dismiss, and in July 2014, the court in Illinois denied, in part, such motion. Specifically, the court denied the IDOI’s motion to dismiss the Life Companies’ claim seeking a declaration that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against a Death Master File for purposes of identifying deceased insureds, as well as the Life Companies’ associated claim for

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Contingencies (continued)
injunctive relief. The court dismissed with prejudice the other counts in the complaint. In August 2014, the IDOI filed its answer to the remaining counts, and in October 2014, the Life Companies filed a motion for summary judgment with respect to those counts. The IDOI filed a cross motion for summary judgment in December 2014. The parties are engaged in discovery and a ruling on the summary judgment motions is expected in the fourth quarter of 2015 or the first quarter of 2016. The actions against the insurance regulators in the states of Florida and Pennsylvania remain stayed by agreement of the parties pending the outcome of the Illinois action.
Conclusion. The results of the aforementioned legislative actions, Treasurers’ Audit, Multi-State Exam and the related litigation cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that would effectively change the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If state officials are able to impose such new requirements retroactively upon the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of the Life Companies’ responsibilities under such policies by essentially eliminating contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcomes of the various initiatives and related litigation could result in changes in the law that could have the effect of altering the terms of the Life Companies’ existing life insurance contracts by imposing new requirements that have a significant impact on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and materially increase claims handling costs. Any attempt to predict the ultimate outcomes (including any estimate of the resulting effect on claim liabilities and reserves for future policy benefits) of these various efforts to change the law would entail predicting on a state-by-state-basis numerous uncertainties including, but not limited to: how many states might eventually enact laws or interpret existing laws to require the use of a Death Master File or may exact such usage through regulation, examinations or audits; the matching criteria to be used in comparing records of the Life Companies against a Death Master File; the universe of policies affected; whether and to what extent any such laws would be applied retroactively; and the results of unclaimed property audits, examinations and other actions by state insurance regulators and litigation, including challenges to the constitutionality of laws purporting to have retroactive application. Due to the complexity and multi-jurisdictional nature of this issue, as well as the indeterminate number of potential outcomes and their uncertain effects on the Life Companies’ business, Kemper cannot reasonably estimate the amount of loss that it would recognize if the Life Companies were subjected to requirements of the types described in this Note on a retroactive basis.
Note 15 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provided investment management services with respect to certain assets of Kemper’s subsidiary, Trinity, under an agreement between the parties. During the second quarter of 2015 Trinity, disposed of all the assets managed by FS&C. Investment expenses incurred in connection with such agreement were $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $160.1 million in assets managed by FS&C at June 30, 2015 under an agreement with FS&C whereby FS&C provides investment management services. Investment expenses incurred in connection with such agreement were $0.2 million for each of the six month periods ended June 30, 2015 and 2014.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $43.2 million ($0.83 per unrestricted common share) for the six months ended June 30, 2015, compared to $44.4 million ($0.80 per unrestricted common share) for the same period in 2014. Net Income was $29.7 million ($0.57 per unrestricted common share) for the three months ended June 30, 2015, compared to $9.3 million ($0.17 per unrestricted common share) for the same period in 2014.
Income from Continuing Operations was $40.9 million ($0.79 per unrestricted common share) for the six months ended June 30, 2015, compared to $44.5 million ($0.80 per unrestricted common share) for the same period in 2014. Income from Continuing Operations was $27.4 million ($0.53 per unrestricted common share) for the three months ended June 30, 2015, compared to $9.3 million ($0.17 per unrestricted common share) for the same period in 2014.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (a non-GAAP financial measure) and to Net Income for the six and three months ended June 30, 2015 and 2014 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Increase (Decrease)	Jun 30, 2015	Jun 30, 2014	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$10.8	$13.2	$(2.4)	$(2.6)	$(1.2)	$(1.4)
Life & Health Insurance	30.4	38.0	(7.6)	14.3	15.9	(1.6)
Total Segment Net Operating Income	41.2	51.2	(10.0)	11.7	14.7	(3.0)
Corporate and Other Net Operating Loss	(12.7)	(10.1)	(2.6)	(5.0)	(5.1)	0.1
Consolidated Net Operating Income	28.5	41.1	(12.6)	6.7	9.6	(2.9)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	24.3	6.6	17.7	22.1	2.4	19.7
Net Impairment Losses Recognized in Earnings	(6.0)	(3.2)	(2.8)	(1.4)	(2.7)	1.3
Loss from Early Extinguishment of Debt	(5.9)	—	(5.9)	—	—	—
Income from Continuing Operations	40.9	44.5	(3.6)	27.4	9.3	18.1
Income (Loss) from Discontinued Operations	2.3	(0.1)	2.4	2.3	—	2.3
Net Income	$43.2	$44.4	$(1.2)	$29.7	$9.3	$20.4
Revenues
Earned Premiums were $931.4 million for the six months ended June 30, 2015, compared to $947.9 million for the same period in 2014, a decrease of $16.5 million. Earned Premiums for the six months ended June 30, 2015 decreased by $2.8 million and $13.7 million in the Property & Casualty Insurance and Life & Health Insurance segments, respectively. Earned Premiums were $500.1 million for the three months ended June 30, 2015, compared to $470.3 million for the same period in 2014, an increase of $29.8 million. Earned Premiums for the three months ended June 30, 2015 increased by $31.9 million in the Property & Casualty Insurance segment and decreased by $2.1 million in the Life & Health Insurance segment.
Net Investment Income increased by $3.6 million for the six months ended June 30, 2015, compared to the same period in 2014. Net investment income from Fixed Maturities and Fair Value Option Investments increased by $3.9 million and $2.4 million, respectively, for the six months ended June 30, 2015, compared to the same period in 2014. Net investment income from Equity Securities and Equity Method Limited Liability Investments decreased by $1.7 million and $1.3 million, respectively, for the six months ended June 30, 2015, compared to the same period in 2014. Net Investment Income increased by $4.1 million for the three months ended June 30, 2015, compared to the same period in 2014. Net Investment Income from Equity Method Limited Liability Investments, Fair Value Option Investments and Fixed Maturities increased by $2.9 million, $1.5 million and $1.4 million, respectively, for the three months ended June 30, 2015, compared to the same period in 2014. Net Investment Income from Equity Securities decreased by $2.1 million for the three months ended June 30, 2015, compared to the same period in 2014.

Summary of Results (continued)
Net Realized Gains on Sales of Investments were $37.4 million for the six months ended June 30, 2015, compared to $10.1 million for the same period in 2014. Net Realized Gains on Sales of Investments were $34.0 million for the three months ended June 30, 2015, compared to $3.5 million for the same period in 2014. Net Impairment Losses Recognized in Earnings were $9.2 million for the six months ended June 30, 2015, compared to $4.9 million for the same period in 2014. Net Impairment Losses Recognized in Earnings were $2.2 million for the three months ended June 30, 2015, compared to $4.1 million for the same period in 2014. The Company cannot predict if or when similar investment gains or losses may occur in the future.
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
The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and uses these financial measures to reveal the trends in the Company’s Property & Casualty Insurance segment that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the combined ratio. Prior-year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the six and three months ended June 30, 2015 or 2014.
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

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Premiums Written	$627.9	$613.0	$348.2	$308.7
Earned Premiums	$637.0	$639.8	$349.4	$317.5
Net Investment Income	33.4	37.1	18.6	19.5
Other Income	0.4	0.3	0.1	0.2
Total Revenues	670.8	677.2	368.1	337.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	444.0	439.8	245.5	209.4
Catastrophe Losses and LAE	45.7	77.9	35.4	61.9
Prior Years:
Non-catastrophe Losses and LAE	(6.4)	(27.2)	(1.4)	(14.5)
Catastrophe Losses and LAE	(4.6)	(7.8)	(2.4)	(5.1)
Total Incurred Losses and LAE	478.7	482.7	277.1	251.7
Insurance Expenses, Excluding Write-off of Long-lived Asset	171.4	179.5	88.3	89.8
Write-off of Long-lived Asset	11.1	—	11.1	—
Operating Profit (Loss)	9.6	15.0	(8.4)	(4.3)
Income Tax Benefit (Expense)	1.2	(1.8)	5.8	3.1
Segment Net Operating Income (Loss)	$10.8	$13.2	$(2.6)	$(1.2)
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.6%	68.7%	70.3%	66.0%
Current Year Catastrophe Losses and LAE Ratio	7.2	12.2	10.1	19.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.0)	(4.3)	(0.4)	(4.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(1.2)	(0.7)	(1.6)
Total Incurred Loss and LAE Ratio	75.1	75.4	79.3	79.3
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	26.9	28.1	25.3	28.3
Impact on Ratio from Write-off of Long-lived Asset	1.7	—	3.2	—
Combined Ratio	103.7%	103.5%	107.8%	107.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	69.6%	68.7%	70.3%	66.0%
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	26.9	28.1	25.3	28.3
Impact on Ratio from Write-off of Long-lived Asset	1.7	—	3.2	—
Underlying Combined Ratio	98.2%	96.8%	98.8%	94.3%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	98.2%	96.8%	98.8%	94.3%
Current Year Catastrophe Losses and LAE Ratio	7.2	12.2	10.1	19.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.0)	(4.3)	(0.4)	(4.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(1.2)	(0.7)	(1.6)
Combined Ratio as Reported	103.7%	103.5%	107.8%	107.6%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2015		Jun 30, 2014
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	23	$29.6	15	$21.0
$5 - $10	2	16.1	3	18.5
$10 - $15	—	—	1	11.8
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	1	26.6
Total	25	$45.7	20	$77.9
Insurance Reserves

(Dollars in Millions)	Jun 30, 2015	Dec 31, 2014
Insurance Reserves:
Automobile	$631.8	$501.4
Homeowners	119.4	102.4
Other	50.3	47.3
Insurance Reserves	$801.5	$651.1
Insurance Reserves:
Loss Reserves:
Case	$540.5	$423.6
Incurred But Not Reported	142.8	135.8
Total Loss Reserves	683.3	559.4
LAE Reserves	118.2	91.7
Insurance Reserves	$801.5	$651.1
Acquisition of Alliance United
As discussed in Note 2, “Acquisition of Business,” to the Condensed Consolidated Financial Statements, the Company completed its acquisition of Alliance United on April 30, 2015. The results of its operations have been included in the preceding tables of selected financial information for the Property & Casualty Insurance segment since the date of its acquisition. Alliance United is a provider of nonstandard personal automobile insurance in California. Alliance United has annualized earned premiums of approximately $350 million. Accordingly, the acquisition of Alliance United adds significant scale to the Property & Casualty Insurance segment’s premium base.

Property & Casualty Insurance (continued)
Selected financial information for Alliance United since the date of acquisition through June 30, 2015 follows.

(Dollars in Millions)
Net Premiums Written	$61.6

Earned Premiums	$62.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$52.5
Pre-acquisition Periods:
Non-catastrophe Losses and LAE	1.3
Total Incurred Losses and LAE	$53.8

Insurance Expenses	$6.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.5%
Pre-acquisition Periods Non-catastrophe Losses and LAE Ratio	2.1
Total Incurred Loss and LAE Ratio	86.6%
Insurance Expense Ratio	10.8
Combined Ratio	97.4%
Overall
Six Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned Premiums in the Property & Casualty Insurance segment decreased by $2.8 million. Excluding an impact of $62.1 million of earned premiums from the acquisition of Alliance United, Earned Premiums decreased by $64.9 million, as lower volume accounted for a decrease of $80.2 million, while higher average earned premium accounted for an increase of $15.3 million. The lower volume was driven primarily by personal automobile insurance and homeowners insurance, which had volume decreases of $61.5 million and $15.4 million, respectively. The increase in average earned premium was driven primarily by personal automobile insurance, which had an increase of $13.5 million. The Company’s rate and resegmentation efforts in the past few years have increased average earned premium per exposure but have also led to a decrease in premium volume, as new business and retention levels trended lower along with exposures per policy. However, as profitability in the book of business has improved, the Company has undertaken various actions to improve its retention and new business production, including moderating rate increases in its more recent rate filings. While new business growth and policy retention increased in Kemper’s legacy book of business in the six months ended June 30, 2015, moderating its declining premium trend, further improvement is necessary to stabilize and then grow premium in this book of business.
Net Investment Income in the Property & Casualty Insurance segment decreased by $3.7 million for the six months ended June 30, 2015, compared to the same period in 2014, due primarily to lower dividends on equity securities, lower levels of allocated investments resulting from a decline in the level of capital needed to support the legacy business and lower investment income from Equity Method Limited Liability Investments, partially offset by higher yields on fixed income securities and investment income from the investments acquired from the acquisition of and, the capital contributed to, Alliance United. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $3.2 million in 2015, compared to $4.6 million in 2014.
The Property & Casualty Insurance segment reported Segment Net Operating Income of $10.8 million for the six months ended June 30, 2015, compared to $13.2 million for the same period in 2014. Segment Net Operating Income decreased by $2.4 million due primarily to a lower level of favorable loss and LAE reserve development, the write-off of certain internal use software during the second quarter of 2015, higher underlying losses and LAE as a percentage of earned premiums and lower net investment income, partially offset by lower incurred catastrophe losses and LAE (excluding reserve development) and

Property & Casualty Insurance (continued)
lower insurance expenses (excluding the software write-off) as a percentage of earned premiums. Refer to the section “Write-off of Long-lived Asset” of the MD&A for further discussion of the software write-off. Underlying losses and LAE as a percentage of earned premiums were 69.6% in 2015, an increase of 0.9 percentage points compared to 2014. Alliance United, which runs at a higher underlying losses and LAE ratio, but lower insurance expense ratio, added 1.5 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of the Alliance United acquisition, underlying losses and LAE as a percentage of earned premiums were 68.1% in 2015, compared to 68.7%, a decrease of 0.6 percentage points compared to 2014 as homeowners insurance, commercial automobile insurance and other personal insurance improved, while personal automobile insurance deteriorated. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $45.7 million in 2015, compared to $77.9 million in 2014, a decrease of $32.2 million due primarily to two catastrophe events in 2014 that exceeded $10.0 million of losses and LAE, compared to no such events in 2015. Excluding the impact of Alliance United, favorable loss and LAE reserve development (including catastrophe reserve development) was $12.3 million in 2015, compared to $35.0 million in 2014. Insurance Expenses, Excluding Write-off of Long-lived Asset were $171.4 million, or 26.9% as a percentage of earned premiums, in 2015, compared to $179.5 million, or 28.1% as a percentage of earned premiums in 2014. Insurance Expenses for Alliance United since the date of acquisition were $6.7 million and accounted for a reduction of 1.7 percentage points in the overall expense ratio. Excluding the impact of Alliance United and the long-lived software asset write-off, insurance expenses decreased by $14.8 million in 2015, compared to 2014, however, as a percentage of earned premiums, increased from 28.1% in 2014 to 28.6% in 2015. The increase in the ratio was due primarily to the reduction in legacy earned premiums outpacing the reduction in fixed costs. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.6 million in 2015, compared to $10.5 million in 2014.
Three Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned Premiums in the Property & Casualty Insurance segment increased by $31.9 million for the three months ended June 30, 2015, compared to the same period in 2014. Excluding the $62.1 million impact of Alliance United, Earned Premiums decreased by $30.2 million, as lower volume accounted for a decrease of $36.5 million, while higher average earned premium accounted for an increase of $6.3 million. Excluding the impact of Alliance United, the lower volume was driven primarily by personal automobile insurance and homeowners insurance, which had volume decreases of $27.7 million and $7.2 million, respectively. Excluding the impact of Alliance United, the increase in average earned premium was driven primarily by personal automobile insurance, which had an increase of $6.2 million.
Net Investment Income in the Property & Casualty Insurance segment decreased by $0.9 million for the three months ended June 30, 2015, compared to the same period in 2014, due primarily to lower returns on other equity interests and lower levels of allocated investments resulting from a decline in the level of capital needed to support the legacy business, partially offset by investment income from the investments acquired from the acquisition of and, the capital contributed to, Alliance United and higher investment returns on Equity Method Limited Liability Investments. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $3.0 million in 2015, compared to $2.1 million in 2014.
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $2.6 million for the three months ended June 30, 2015, compared to $1.2 million for the same period in 2014. Segment net operating results deteriorated by $1.4 million due primarily to a lower level of favorable loss and LAE reserve development, higher underlying losses and LAE as a percentage of earned premiums and the write-off of internal use software, partially offset by lower incurred catastrophe losses and LAE (excluding reserve development) and lower insurance expenses (excluding the software write-off) as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 70.3% in 2015, an increase of 4.3 percentage points compared to 2014. Alliance United, which runs at a higher underlying losses and LAE ratio, but lower insurance expense ratio, added 3.2 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 67.1% in 2015, compared to 66.0%, an increase of 1.1 percentage points, compared to 2014, as personal automobile insurance and homeowners insurance deteriorated, while other personal insurance and commercial automobile insurance improved. Catastrophe losses and LAE (excluding reserve development) were $35.4 million in 2015, compared to $61.9 million in 2014, which was a decrease of $26.5 million due primarily to two catastrophe events in 2014 that exceeded $10.0 million of losses and LAE, compared to no such events in 2015. Excluding the impact of Alliance United, favorable loss and LAE reserve development (including catastrophe reserve development) was $5.1 million in 2015, compared to $19.6 million in 2014. Insurance Expenses, Excluding Write-off of Long-lived Asset were $88.3 million, or 25.3% as a percentage of earned premiums, in 2015, compared to $89.8 million, or 28.3% as a percentage of earned premiums in 2014. Insurance Expenses for Alliance United since the date of acquisition accounted for a reduction of 3.1 percentage points in the overall expense ratio. Excluding the impact of Alliance United and the long-lived

Property & Casualty Insurance (continued)
software asset write-off, insurance expenses decreased by $8.2 million in 2015, compared to 2014, and slightly increased as a percentage of earned premiums from 28.3% in 2014 to 28.4% in 2015 as cost-cutting measures implemented by the Company substantially mitigated the effects of the reduction in legacy earned premiums. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.5 million in 2015, compared to $5.0 million in 2014.
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
Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Premiums Written	$439.6	$407.8	$247.5	$200.1

Earned Premiums	$442.4	$428.3	$252.6	$212.0

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$335.1	$316.2	$194.0	$153.1
Catastrophe Losses and LAE	5.7	10.7	5.3	9.8
Prior Years:
Non-catastrophe Losses and LAE	(6.1)	(23.2)	(1.1)	(11.9)
Catastrophe Losses and LAE	(0.3)	(0.3)	(0.2)	(0.1)
Total Incurred Losses and LAE	$334.4	$303.4	$198.0	$150.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.8%	73.8%	76.8%	72.2%
Current Year Catastrophe Losses and LAE Ratio	1.3	2.5	2.1	4.6
Prior Years Non-catastrophe Losses and LAE Ratio	(1.4)	(5.4)	(0.4)	(5.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)	(0.1)	—
Total Incurred Loss and LAE Ratio	75.6%	70.8%	78.4%	71.2%
Six Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums on personal automobile insurance increased by $14.1 million. Excluding the impact of $62.1 million on earned premiums from the acquisition of Alliance United, Earned Premiums decreased by $48.0 million as lower volume accounted for a decrease of $61.5 million, while higher average earned premium accounted for an increase of $13.5 million. The run-off of the direct-to-consumer business accounted for approximately 22% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $334.4 million, or 75.6% of earned premiums, in 2015, compared to $303.4 million, or 70.8% of earned premiums, in 2014. Excluding an impact of $53.8 million on Losses and LAE from the acquisition of Alliance United, Losses and LAE were $280.6 million, or 73.8% of related earned premiums, in 2015, compared to $303.4 million, or 70.8% of earned premiums, in 2014. Excluding Alliance United, Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower incurred catastrophe losses and LAE (excluding reserve development). Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 74.3%

Property & Casualty Insurance (continued)
in 2015, compared to 73.8% in 2014, which is an increase of 0.5 percentage points due primarily to a higher frequency of claims in the nonstandard book of business and higher severity of losses in the standard book of business, partially offset by higher average earned premium, lower frequency of claims in the preferred/standard book and lower severity of losses in the nonstandard book. Catastrophe losses and LAE (excluding reserve development) were $5.7 million in 2015, compared to $10.7 million in 2014. Excluding the impact of Alliance United, favorable loss and LAE reserve development was $7.7 million in 2015, compared to $23.5 million in 2014.
Three Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums on personal automobile insurance increased by $40.6 million. Excluding the impact of $62.1 million on earned premiums from the acquisition of Alliance United, Earned Premiums decreased by $21.5 million as lower volume accounted for a decrease of $27.7 million, while higher average premium accounted for an increase of $6.2 million. The run-off of the direct-to-consumer business accounted for approximately 23% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $198.0 million, or 78.4% of earned premiums, in 2015, compared to $150.9 million, or 71.2% of earned premiums, in 2014. Excluding the impact of $53.8 million on Losses and LAE from the acquisition of Alliance United, Losses and LAE were $144.2 million, or 75.7% of related earned premiums, in 2015, compared to $150.9 million, or 71.2% of earned premiums, in 2014. Excluding the impact of Alliance United, Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of related earned premiums, partially offset by lower incurred catastrophe losses and LAE (excluding reserve development). Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 74.3% in 2015, compared to 72.2% in 2014, which is an increase of 2.1 percentage points due primarily to a higher frequency of claims in the nonstandard book of business and higher severity of property damage and collision losses, partially offset by lower severity of bodily injury losses and higher average earned premium. Excluding the impact of Alliance United, Favorable loss and LAE reserve development was $2.6 million in 2015, compared to $12.0 million in 2014. Catastrophe losses and LAE (excluding reserve development) were $5.3 million in 2015, compared to $9.8 million in 2014.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Premiums Written	$137.3	$151.4	$74.2	$80.5

Earned Premiums	$144.2	$158.7	$71.6	$79.0

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$76.3	$87.0	$36.5	$37.9
Catastrophe Losses and LAE	38.0	64.7	28.4	50.4
Prior Years:
Non-catastrophe Losses and LAE	(0.3)	(2.3)	0.1	(1.6)
Catastrophe Losses and LAE	(4.3)	(6.5)	(2.1)	(4.4)
Total Incurred Losses and LAE	$109.7	$142.9	$62.9	$82.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	52.9%	54.7%	50.9%	48.0%
Current Year Catastrophe Losses and LAE Ratio	26.4	40.8	39.7	63.8
Prior Years Non-catastrophe Losses and LAE Ratio	(0.2)	(1.4)	0.1	(2.0)
Prior Years Catastrophe Losses and LAE Ratio	(3.0)	(4.1)	(2.9)	(5.6)
Total Incurred Loss and LAE Ratio	76.1%	90.0%	87.8%	104.2%

Property & Casualty Insurance (continued)
Six Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums in homeowners insurance decreased by $14.5 million as lower volume accounted for a decrease of $15.4 million, while higher average earned premium accounted for an increase of $0.9 million. Incurred losses and LAE were $109.7 million, or 76.1% of earned premiums, in 2015, compared to $142.9 million, or 90.0% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due to lower incurred catastrophe losses and LAE (excluding reserve development) and lower underlying losses and LAE as a percentage of earned premiums, partially offset by a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 52.9% in 2015, compared to 54.7% in 2014, which is an improvement of 1.8 percentage points due primarily to lower frequency of claims and the favorable impact of rate actions taken by the Company on average premium, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $38.0 million in 2015, compared to $64.7 million in 2014. Favorable loss and LAE reserve development was $4.6 million in 2015, compared to $8.8 million in 2014.
Three Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums in homeowners insurance decreased by $7.4 million as lower volume and lower average earned premium accounted for decreases of $7.2 million and $0.2 million, respectively. Incurred losses and LAE were $62.9 million, or 87.8% of earned premiums, in 2015, compared to $82.3 million, or 104.2% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due to lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.9% in 2015, compared to 48.0% in 2014, which is an increase of 2.9 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims. Favorable loss and LAE reserve development was $2.0 million in 2015, compared to $6.0 million in 2014. Catastrophe losses and LAE (excluding reserve development) were $28.4 million in 2015, compared to $50.4 million in 2014.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Premiums Written	$28.5	$29.6	$14.5	$15.3

Earned Premiums	$27.0	$26.7	$13.5	$13.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$20.8	$22.7	$10.0	$11.6
Catastrophe Losses and LAE	0.2	0.1	0.2	0.1
Prior Years:
Non-catastrophe Losses and LAE	(0.8)	(0.1)	(0.6)	0.4
Catastrophe Losses and LAE	—	—	—	—
Total Incurred Losses and LAE	$20.2	$22.7	$9.6	$12.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	77.1%	85.0%	74.0%	85.4%
Current Year Catastrophe Losses and LAE Ratio	0.7	0.4	1.5	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	(3.0)	(0.4)	(4.4)	2.9
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	74.8%	85.0%	71.1%	89.0%

Property & Casualty Insurance (continued)
Six Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums in commercial automobile insurance increased by $0.3 million with volume and average earned premium being substantially flat compared to prior year. Incurred losses and LAE were $20.2 million, or 74.8% of earned premiums, in 2015, compared to $22.7 million, or 85.0% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 77.1% in 2015, compared to 85.0% in 2014, which is an improvement of 7.9 percentage points due primarily to lower severity of losses across most coverages, particularly bodily injury, due primarily to a mix shift to lower weight vehicles, partially offset by higher frequency of claims across most coverages, particularly bodily injury. Favorable loss and LAE reserve development was $0.8 million in 2015, compared to $0.1 million in 2014.
Three Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums in commercial automobile insurance decreased by $0.1 million with volume and average earned premium being substantially flat compared to prior year. Incurred losses and LAE were $9.6 million, or 71.1% of earned premiums, in 2015, compared to $12.1 million, or 89.0% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and favorable loss and LAE reserve development in 2015, compared to adverse development in 2014. Underlying losses and LAE as a percentage of earned premiums were 74.0% in 2015, compared to 85.4% in 2014, which is an improvement of 11.4 percentage points due primarily to lower severity of losses across liability coverages, particularly bodily injury, due primarily to a mix shift to lower weight vehicles, partially offset by higher frequency of claims across most coverages, particularly bodily injury. Favorable loss and LAE reserve development was $0.6 million in 2015, compared to adverse development of $0.4 million in 2014.
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boatowners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net Premiums Written	$22.5	$24.2	$12.0	$12.8

Earned Premiums	$23.4	$26.1	$11.7	$12.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$11.8	$13.9	$5.0	$6.8
Catastrophe Losses and LAE	1.8	2.4	1.5	1.6
Prior Years:
Non-catastrophe Losses and LAE	0.8	(1.6)	0.2	(1.4)
Catastrophe Losses and LAE	—	(1.0)	(0.1)	(0.6)
Total Incurred Losses and LAE	$14.4	$13.7	$6.6	$6.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.4%	53.2%	42.8%	52.8%
Current Year Catastrophe Losses and LAE Ratio	7.7	9.2	12.8	12.4
Prior Years Non-catastrophe Losses and LAE Ratio	3.4	(6.1)	1.7	(10.9)
Prior Years Catastrophe Losses and LAE Ratio	—	(3.8)	(0.9)	(4.7)
Total Incurred Loss and LAE Ratio	61.5%	52.5%	56.4%	49.6%

Property & Casualty Insurance (continued)
Six Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums in other personal insurance decreased by $2.7 million as lower volume accounted for a decrease of $3.3 million, while higher average earned premium accounted for an increase of $0.6 million. Incurred losses and LAE were $14.4 million, or 61.5% of earned premiums, in 2015, compared to $13.7 million, or 52.5% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due to adverse loss and LAE reserve development in 2015, compared to favorable development in 2014, partially offset by lower underlying losses and LAE as a percentage of earned premiums and lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 50.4% in 2015, compared to 53.2% in 2014, which is a decrease of 2.8 percentage points due primarily to lower frequency of umbrella insurance claims, partially offset by higher severity of umbrella insurance losses. Catastrophe losses and LAE (excluding reserve development) were $1.8 million in 2015, compared to $2.4 million in 2014. Adverse loss and LAE reserve development was $0.8 million in 2015, compared to favorable development of $2.6 million in 2014.
Three Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned premiums in other personal insurance decreased by $1.2 million as lower volume accounted for a decrease of $1.5 million, while higher average premium accounted for an increase of $0.3 million. Incurred losses and LAE were $6.6 million, or 56.4% of earned premiums, in 2015, compared to $6.4 million, or 49.6% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due primarily to adverse loss and LAE reserve development in 2015, compared to favorable development in 2014, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 42.8% in 2015, compared to 52.8% in 2014, which is a decrease of 10.0 percentage points due primarily to lower frequency of umbrella insurance claims. Adverse loss and LAE reserve development was $0.1 million in 2015, compared to favorable development of $2.0 million in 2014. Catastrophe losses and LAE (excluding reserve development) were $1.5 million in 2015, compared to $1.6 million in 2014.
Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Earned Premiums:
Life	$184.0	$194.8	$96.0	$97.2
Accident and Health	72.5	75.0	35.7	36.2
Property	37.9	38.3	19.0	19.4
Total Earned Premiums	294.4	308.1	150.7	152.8
Net Investment Income	103.9	98.2	53.5	48.0
Other Income	1.0	—	0.2	—
Total Revenues	399.3	406.3	204.4	200.8
Policyholders’ Benefits and Incurred Losses and LAE	194.1	192.8	98.0	95.8
Insurance Expenses	158.2	154.2	84.2	80.3
Operating Profit	47.0	59.3	22.2	24.7
Income Tax Expense	(16.6)	(21.3)	(7.9)	(8.8)
Segment Net Operating Income	$30.4	$38.0	$14.3	$15.9

Life & Health Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2015	Dec 31, 2014
Insurance Reserves:
Future Policyholder Benefits	$3,255.7	$3,214.7
Incurred Losses and LAE Reserves:
Life	37.5	38.8
Accident and Health	19.6	20.2
Property	5.2	4.5
Total Incurred Losses and LAE Reserves	62.3	63.5
Insurance Reserves	$3,318.0	$3,278.2
Six Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned Premiums in the Life & Health Insurance segment decreased by $13.7 million for the six months ended June 30, 2015, compared to the same period in 2014. Earned premiums on life insurance decreased by $10.8 million in 2015, compared to 2014, due primarily to an adjustment of $7.6 million to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums on life insurance decreased by $3.2 million as a decrease of $5.2 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was partially offset by an increase of $2.0 million from life insurance products offered by Reserve National Insurance Company (“Reserve National”). Earned premiums on accident and health insurance decreased by $2.5 million in 2015, compared to 2014, due primarily to lower volume of insurance resulting from the non-renewal and run-off of certain health insurance products largely due to the impact of the Health Care Acts, partially offset by higher volume of supplemental health insurance products. Earned premiums on property insurance decreased by $0.4 million in 2015, compared to 2014, due primarily to lower volume of insurance, partially offset by higher premium rates in a few states.
Net Investment Income increased by $5.7 million for the six months ended June 30, 2015, compared to the same period in 2014, due primarily to higher investment income from fixed income securities and other equity interests. Investment income from fixed income securities increased by $4.0 million due to higher yields and higher levels of investments. Investment income from other equity interests increased by $0.9 million due primarily to higher investment returns. .
Operating Profit in the Life & Health Insurance segment was $47.0 million before income taxes for the six months ended June 30, 2015, compared to $59.3 million for the same period in 2014. Policyholders’ Benefits and Incurred Losses and LAE increased by $1.3 million in 2015 due primarily to higher policyholders’ benefits on life insurance, partially offset by lower incurred accident and health insurance losses and lower underlying losses on property insurance. Policyholders’ benefits on life insurance were $142.4 million in 2015, compared to $136.8 million in 2014, an increase of $5.6 million. Policyholders’ benefits on life insurance increased due primarily to higher death claims and a lower lapse ratio related to insurance policies issued by KHSC and higher volume of insurance from policies issued by Reserve National, partially offset by a lower provision for future policyholders’ benefits related to insurance policies issued by KHSC. Incurred accident and health insurance losses were $39.5 million, or 54.5% of accident and health insurance earned premiums, in 2015, compared to $41.6 million, or 55.5% of accident and health insurance earned premiums, in 2014 and decreased due primarily to a change in business mix due, in part, to the non-renewal and run-off of certain health insurance products with higher loss ratios and the issuance of supplemental insurance products with lower loss ratios. Incurred losses and LAE on property insurance were $12.2 million, or 32.2% of property insurance earned premiums, in 2015, compared to $14.4 million, or 37.6% of property insurance earned premiums, in 2014. Underlying losses and LAE on property insurance were $9.8 million, or 25.9% of property insurance earned premiums, in 2015, compared to $11.9 million, or 31.1% of property insurance earned premiums, in 2014 and decreased due primarily to lower frequency of insurance losses. Catastrophe losses and LAE (excluding development) was $1.8 million in 2015, compared to $1.7 million in 2014. Unfavorable loss and LAE reserve development was $0.6 million in 2015, compared to $0.8 million in 2014. Insurance Expenses in the Life & Health Insurance segment increased by $4.0 million due primarily to higher legal costs and higher career agent compensation and fringe benefit costs, partially offset by lower salaries from a lower level of field staff managers and district managers resulting from a consolidation of field operations begun in 2014. Segment Net Operating Income in the Life & Health Insurance segment was $30.4 million for the six months ended June 30, 2015, compared to $38.0 million in 2014.

Life & Health Insurance (continued)
Three Months Ended June 30, 2015 Compared to the Same Period in 2014
Earned Premiums in the Life & Health Insurance segment decreased by $2.1 million for the three months ended June 30, 2015, compared to the same period in 2014. Earned premiums on life insurance decreased by $1.2 million in 2015, compared to 2014, as a decrease of $2.3 million from life insurance products offered by KHSC was offset by an increase of $1.1 million from life insurance products offered by Reserve National. Earned premiums on accident and health insurance decreased by $0.5 million in 2015, compared to 2014, due primarily to lower volume of insurance resulting from the run-off of certain health insurance products, partially offset by higher volume of supplemental health insurance products. Earned premiums on property insurance decreased by $0.4 million in 2015, compared to 2014, due primarily to lower volume of insurance, partially offset by higher premium rates in a few states.
Net Investment Income increased by $5.5 million for the three months ended June 30, 2015, compared to the same period in 2014, due primarily to higher investment income from fixed income securities and Equity Method Limited Liability Investments. Net investment income from fixed income securities increased by $3.0 million due to higher yields and higher levels of investments. Net investment income from Equity Method Limited Liability Investments was $0.9 million for the three months ended June 30, 2015, compared to net investment loss of $1.1 million for the same period in 2014 and increased due to higher investment returns, partially offset by lower levels of investments.
Operating Profit in the Life & Health Insurance segment was $22.2 million before taxes for the three months ended June 30, 2015, compared to $24.7 million for the same period in 2014. Policyholders’ Benefits and Incurred Losses and LAE increased by $2.2 million in 2015 due primarily to higher policyholders’ benefits on life insurance and higher incurred accident and health insurance losses, partially offset by lower underlying losses on property insurance. Policyholders’ benefits on life insurance were $70.6 million in 2015, compared to $68.7 million in 2014, an increase of $1.9 million. Policyholders’ benefits on life insurance increased due primarily to a lower lapse ratio and slightly higher death claims related to insurance policies issued by KHSC and higher volume of insurance from policies issued by Reserve National. Incurred accident and health insurance losses were $20.4 million, or 57.1% of accident and health insurance earned premiums, in 2015, compared to $19.5 million, or 53.9% of accident and health insurance earned premiums, in 2014 and increased due primarily to higher average claim costs. Incurred losses and LAE on property insurance were $7.0 million, or 36.8% of property insurance earned premiums, in 2015, compared to $7.6 million, or 39.2% of property insurance earned premiums, in 2014. Underlying losses and LAE on property insurance were $4.5 million, or 23.7% of property insurance earned premiums, in 2015, compared to $5.6 million, or 28.9% of property insurance earned premiums, in 2014 and decreased due primarily to lower frequency of insurance losses. Insurance Expenses in the Life & Health Insurance segment increased by $3.9 million in 2015, compared to 2014, due primarily to higher legal costs and higher career agent compensation and fringe benefit costs, partially offset by lower salaries from a lower level of field staff managers and district managers resulting from a consolidation of field operations begun in 2014. Segment Net Operating Income in the Life & Health Insurance segment was $14.3 million for the three months ended June 30, 2015, compared to $15.9 million in 2014.
Unclaimed Property
Certain state insurance regulators, legislators and treasurers/controllers are involved in an array of initiatives that could result in significant changes to the application of unclaimed property laws and related claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack the legal authority to impose new requirements where such requirements have the effect of changing the terms of existing life insurance contracts. See the Unclaimed Property Risk Factor in Item 1A., “Risk Factors,” of Part II of this Quarterly Report on Form 10-Q, Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements and MD&A, “Liquidity and Capital Resources” for additional information about these matters.

Investment Results
Investment Income
Net Investment Income for the six and three months ended June 30, 2015 and 2014 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Investment Income:
Interest and Dividends on Fixed Maturities	$117.8	$113.9	$58.3	$56.9
Dividends on Equity Securities	16.4	18.1	8.7	10.8
Short-term Investments	0.1	0.4	0.1	0.2
Loans to Policyholders	10.4	10.1	5.1	5.0
Real Estate	5.9	6.1	3.0	2.9
Equity Method Limited Liability Investments	3.5	4.8	4.2	1.3
Fair Value Option Investments	2.7	0.3	1.8	0.3
Total Investment Income	156.8	153.7	81.2	77.4
Investment Expenses:
Real Estate	5.6	5.5	2.9	2.7
Other Investment Expenses	3.9	4.5	1.6	2.1
Total Investment Expenses	9.5	10.0	4.5	4.8
Net Investment Income	$147.3	$143.7	$76.7	$72.6
Net Investment Income was $147.3 million and $143.7 million for the six months ended June 30, 2015 and 2014, respectively. Net Investment Income increased by $3.6 million in 2015 due primarily to higher Interest and Dividends on Fixed Maturities and higher investment income from Fair Value Option Investments, partially offset by lower investment income from Equity Method Limited Liability Investments and Equity Securities. Interest and Dividends on Fixed Maturities increased by $3.9 million due to higher yields and, to a lesser extent, higher levels of Fixed Maturities. Income from Fair Value Option Investments increased by $2.4 million due to higher levels of investments and higher investment returns. Investment income from Equity Securities decreased by $1.7 million due to lower investment returns and lower levels of investments. Investment income from Equity Method Limited Liability Investments decreased by $1.3 million due to lower levels of investments, partially offset by higher investment returns.
Net Investment Income was $76.7 million and $72.6 million for the three months ended June 30, 2015 and 2014, respectively. Net Investment Income increased by $4.1 million in 2015 due primarily to higher investment income from Equity Method Limited Liability Investments and Fair Value Option Investments and higher Interest and Dividends on Fixed Maturities, partially offset by lower investment income from Equity Securities. Investment income from Equity Method Limited Liability Investments increased by $2.9 million due to higher investment returns, partially offset by lower level of investments. Investment income from Fair Value Option Investments increased by $1.5 million due to higher levels of investments and, to a lesser extent, higher investment returns. Interest and Dividends on Fixed Maturities increased by $1.4 million due to higher yields and, to a lesser extent, higher levels of Fixed Maturities. Investment income from Equity Securities decreased by $2.1 million due to lower investment returns, partially offset by higher levels of investments.

Investment Results (continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$38.8	$8.6	$35.3	$3.4
Losses on Sales	(1.4)	(0.3)	(1.3)	(0.1)
Net Impairment Losses Recognized in Earnings	(9.2)	(4.9)	(2.2)	(4.1)
Gain on Sale of Subsidiary	—	1.6	—	—
Net Gains on Trading Securities	—	0.2	—	0.2
Net Gain (Loss) Recognized in Condensed Consolidated Statements of Income	28.2	5.2	31.8	(0.6)
Recognized in Other Comprehensive Income (Loss)	(131.5)	217.4	(183.9)	97.4
Total Comprehensive Investment Gains (Losses)	$(103.3)	$222.6	$(152.1)	$96.8
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Fixed Maturities:
Gains on Sales	$5.9	$4.8	$3.9	$0.4
Losses on Sales	(0.6)	—	(0.5)	—
Equity Securities:
Gains on Sales	32.9	3.8	31.4	3.0
Losses on Sales	(0.7)	—	(0.7)	—
Real Estate:
Losses on Sales	—	(0.2)	—	—
Other:
Gain on Sale of Subsidiary	—	1.6	—	—
Losses on Sales	(0.1)	(0.1)	(0.1)	(0.1)
Net Gains on Trading Securities	—	0.2	—	0.2
Net Realized Gains on Sales of Investments	$37.4	$10.1	$34.0	$3.5

Gross Gains on Sales	$38.8	$10.2	$35.3	$3.4
Gross Losses on Sales	(1.4)	(0.3)	(1.3)	(0.1)
Net Gains on Trading Securities	—	0.2	—	0.2
Net Realized Gains on Sales of Investments	$37.4	$10.1	$34.0	$3.5
During the second quarter of 2015, the Company sold $149.9 million of equity securities due to portfolio allocation adjustments and tax planning initiatives. The Company recognized Gains on Sales of Equity Securities of $31.4 million and Losses on Sales of Equity Securities of $0.7 million resulting from such sales.

Investment Results (continued)
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2015 and 2014 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2015		Jun 30, 2014		Jun 30, 2015		Jun 30, 2014
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(4.0)	5	$(3.4)	16	$(1.6)	4	$(3.1)	16
Equity Securities	(5.2)	15	(1.5)	11	(0.6)	3	(1.0)	8
Net Impairment Losses Recognized in Earnings	$(9.2)	20	$(4.9)	27	$(2.2)	7	$(4.1)	24
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2015, 91% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2015 and December 31, 2014:

		Jun 30, 2015		Dec 31, 2014
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,241.2	68.0%	$3,249.3	68.0%
2	BBB	1,078.0	22.6	1,156.4	24.2
3-4	BB, B	211.0	4.5	166.7	3.5
5-6	CCC or Lower	233.8	4.9	205.2	4.3
Total Investments in Fixed Maturities		$4,764.0	100.0%	$4,777.6	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $6.5 million and $5.6 million at June 30, 2015 and December 31, 2014, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2015 and December 31, 2014:

	Jun 30, 2015		Dec 31, 2014
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$341.2	5.3%	$345.5	5.4%
States and Political Subdivisions:
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	113.2	1.8	85.4	1.3
States	606.7	9.4	644.6	10.0
Political Subdivisions	162.6	2.5	141.1	2.2
Revenue Bonds	648.8	10.1	606.0	9.4
Total Investments in Governmental Fixed Maturities	$1,872.5	29.1%	$1,822.6	28.3%

Investment Quality and Concentrations (continued
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2015 and December 31, 2014:

	Jun 30, 2015		Dec 31, 2014
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,175.9	18.2%	$1,247.4	19.4%
Finance, Insurance and Real Estate	713.6	11.1	785.6	12.2
Services	358.7	5.6	305.0	4.7
Transportation, Communication and Utilities	330.6	5.1	312.9	4.9
Mining	143.4	2.2	139.7	2.2
Wholesale Trade	74.6	1.2	69.7	1.1
Retail Trade	74.6	1.2	74.5	1.2
Agriculture, Forestry and Fishing	15.9	0.2	15.3	0.2
Other	4.2	0.1	4.9	0.1
Total Investments in Non-governmental Fixed Maturities	$2,891.5	44.9%	$2,955.0	46.0%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2015.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	366	$826.4
$5 -$10	112	768.6
$10 - $20	63	867.5
$20 - $30	15	361.5
Greater Than $30	2	67.5
Total	558	$2,891.5

The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds, overnight interest bearing accounts and certificates of deposit. At June 30, 2015, the Company had $113.6 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities, $48.5 million invested in money market funds which primarily invest in U.S. Treasury securities, $98.2 million invested in overnight interest bearing accounts with one of the Company’s custodial banks and $75.0 million of certificates of deposit issued by a single bank. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities, pre-refunded municipal bonds and Short-term Investments, at June 30, 2015:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$85.5	1.3%
Ohio	74.8	1.2
Michigan	71.9	1.1
Georgia	71.2	1.1
Florida	65.6	1.0
Colorado	63.3	1.0
Wisconsin	58.7	0.9
Louisiana	54.7	0.8
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	88.8	1.4
iShares® Core S&P 500 ETF	71.2	1.1
Total	$705.7	10.9%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in hedge funds, distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2015 and December 31, 2014 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Jun 30, 2015	Jun 30, 2015	Dec 31, 2014
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$82.2	$93.0
Secondary Transactions	17.9	43.9	48.9
Mezzanine Debt	26.0	26.0	27.0
Senior Debt	3.4	9.0	5.0
Growth Equity	—	4.9	5.3
Leveraged Buyout	0.1	4.8	3.9
Other	—	2.7	1.7
Total Equity Method Limited Liability Investments	47.4	173.5	184.8
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	62.0	73.4	69.7
Senior Debt	21.8	31.7	21.4
Distressed Debt	6.5	18.1	18.2
Secondary Transactions	11.4	13.5	15.6
Hedge Fund	—	9.4	9.1
Leveraged Buyout	2.0	6.3	8.0
Other	1.6	47.5	44.2
Total Reported as Other Equity Interests at Fair Value	105.3	199.9	186.2
Reported as Fair Value Option Investments:
Hedge Fund	—	160.0	53.3
Total Investments in Limited Liability Companies and Limited Partnerships	$152.7	$533.4	$424.3
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.
Write-off of Long-lived Asset
On June 29, 2015, the Company decided to cease funding for and abandon a computer software development project for the Company’s Property & Casualty Insurance segment. Accordingly, the Company recorded a charge of $11.1 million before taxes to write off such software.
Interest and Other Expenses
Interest and Other Expenses was $56.3 million for the six months ended June 30, 2015, compared to $45.2 million for the same period in 2014. Interest expense increased by $1.6 million in 2015 due primarily to a higher level of debt outstanding during the first quarter of 2015, compared to the first quarter of 2014. See MD&A, “Liquidity and Capital Resources,” and Note 5, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expense increased by $9.5 million in 2015 due primarily to higher amortization of accumulated unrecognized actuarial losses related to the Company’s defined benefit pension plan and higher compensation expense.

Interest and Other Expenses (continued)
Interest and Other Expenses was $26.6 million for the three months ended June 30, 2015, compared to $22.5 million for the same period in 2014. Interest expense decreased by $1.3 million in 2015 due primarily to lower interest rates resulting from refinancing a portion of the Company’s debt. See MD&A, “Liquidity and Capital Resources,” and Note 5, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expense increased by $5.4 million in 2015 due primarily to higher amortization of accumulated unrecognized actuarial losses related to the Company’s defined benefit pension plan and higher compensation expense.

Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions and interest related to unrecognized tax benefits. Tax-exempt investment income and dividends received deductions were $13.7 million and $7.0 million for the six and three months ended June 30, 2015, respectively, compared to $12.5 million and $6.2 million, respectively, for the same periods in 2014. Tax expense for the six months ended June 30, 2015 includes a net interest benefit of $2.2 million, including an interest benefit of $2.3 million from the effective settlement of certain tax years. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional discussion of such settlement.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to July 1, 2015. The impact of adoption was not material. Except for ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which the Company is currently evaluating the impact of adoption, and the additional disclosure requirements of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after June 30, 2015 to have a material impact on the Company’s financial statements. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Debt
On June 2, 2015, Kemper amended its $225.0 million, unsecured, revolving credit agreement to, among other things, extend the expiration date to June 2, 2020. Prior to the amendment, the credit agreement was scheduled to expire on March 7, 2016. The credit agreement, as amended, provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement, as amended, contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the credit agreement, as amended, may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings at June 30, 2015 or December 31, 2014 under the credit agreement.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. As members, Trinity and United Insurance may obtain advances from the FHLB of Dallas and Chicago, respectively. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. During the first six months of 2015, Trinity borrowed and repaid $20.5 million under its agreement with the FHLB of Dallas. During the first six months of 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2015 or December 31, 2014.
On February 24, 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025. The net proceeds of the issuance were $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% Senior Notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes for the six months ended June 30, 2015 from the early redemption of these senior notes.

Liquidity and Capital Resources (continued)
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054. Kemper issued the 2054 Subordinated Debentures for proceeds of $144.0 million, net of transaction costs, for an effective yield of 7.69%.
See Note 5, “Debt,” to the Condensed Consolidated Financial Statements.
Subsidiary Dividends
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Trinity and United Insurance together paid dividends totaling $235.0 million to Kemper during the first six months of 2015. On April 9, 2015, Trinity received approval from its state insurance regulator to pay an extraordinary dividend to Kemper. On May 7, 2015, Trinity paid the extraordinary dividend of $192 million in cash to Kemper. As a result, Trinity is not be able to pay any additional dividends for the remainder of 2015 without prior regulatory approval. On April 14, 2015, United Insurance paid a $43 million ordinary cash dividend to Kemper. Kemper estimates that United Insurance would be able to pay approximately an additional $80 million in dividends to Kemper during the remainder of 2015 without prior regulatory approval.
Acquisition of Alliance United
On April 30, 2015, Kemper completed its acquisition of Alliance United in a cash transaction for a total purchase price of $71.0 million, subject to certain post-closing indemnifications. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired. Kemper may need to contribute additional capital in 2015 to support Alliance United’s growing book of business. Accordingly, Kemper does not expect Alliance United to pay a dividend to Kemper in 2015.
Common Stock Repurchases and Dividends to Shareholders
On August 6, 2014, the Board of Directors approved a common stock repurchase program under which Kemper is authorized to repurchase up to $300 million of its common stock. During the first six months of 2015, Kemper repurchased 0.7 million shares of its common stock at an aggregate cost of $23.7 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in both the first and second quarters of 2015. Dividends and dividend equivalents paid were $24.8 million for the six months ended June 30, 2015.
Sources of Funds
Kemper directly held cash and investments totaling $378.8 million at June 30, 2015, compared to $330.3 million at December 31, 2014.
Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to application of state unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or remittance of such benefits to the states under their unclaimed property laws relative to what is currently contemplated by Kemper. See the Company’s Risk Factor set forth in Item 1A. of Part II of this Quarterly Report on Form 10-Q, Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements and the section of this MD&A entitled “Life & Health Insurance” for additional information on these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either

Liquidity and Capital Resources (continued)
investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $80.7 million for the six months ended June 30, 2015, compared to $72.6 million for the same period in 2014.
Net Cash Used by Financing Activities was $58.9 million for the six months ended June 30, 2015, compared to Net Cash Provided by Financing Activities of $48.4 million for the same period in 2014. Kemper used $300.3 million of cash to repay debt for the six months ended June 30, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $41.5 million to repay the FHLB Advances. Net proceeds from the issuance of debt provided $288.8 million for the six months ended June 30, 2015, of which $247.3 million was related to the issuance of the 2025 Senior Notes and $41.5 million from FHLB Advances, compared to net proceeds of $144.2 million related to the issuance of the 2054 Subordinated Debentures in the same period of 2014. Kemper used $25.2 million of cash, including $1.5 million of cash to settle repurchases made at the end of 2014, during the first six months of 2015 to repurchase shares of its common stock, compared to $70.1 million of cash used to repurchase shares of its common stock in the same period of 2014. Kemper used $24.8 million of cash to pay dividends for the six months ended June 30, 2015, compared to $26.6 million of cash used to pay dividends in the same period of 2014. The quarterly dividend rate was $0.24 per common share for the first and second quarters of 2015 and each quarter of 2014.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $4.1 million for the six months ended June 30, 2015, compared to Net Cash Used by Investing Activities of $125.7 million for the same period in 2014. Net cash provided by dispositions of short-term investments was $22.2 million for the six months ended June 30, 2015, compared to net cash of $198.0 million used by acquisitions of short-term investments for the same period in 2014. Fixed Maturities investing activities provided net cash of $94.3 million for the six months ended June 30, 2015, compared to $117.1 million for the same period in 2014. Equity Securities investing activities provided net cash of $39.7 million for the six months ended June 30, 2015, compared to net cash used of $11.1 million for the same period in 2014. Equity Method Limited Liability Investments investing activity provided net cash of $10.5 million for the six months ended June 30, 2015, compared to $10.4 million for the same period in 2014. Net cash used by Fair Value Option Investments investing activities was $104.0 million for the six months ended June 30, 2015, compared to net cash used of $40.0 million for the six months ended June 30, 2014. Net cash used to acquire Alliance United was $57.6 million for the six months ended June 30, 2015. No cash was provided by the Sales of Investment Real Estate for the six months ended June 30, 2015, compared to $0.9 million of cash provided in the same period in 2014.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2015 and December 31, 2014 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2015 and December 31, 2014. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2015 and December 31, 2014. All other variables were held constant.
The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2015 and December 31, 2014, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the common stock portfolio’s weighted-average beta of 1.00 and 1.00 at June 30, 2015 and December 31, 2014, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2015 and December 31, 2014, respectively, and weighted on the fair value of such securities at June 30, 2015 and December 31, 2014, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at June 30, 2015 and December 31, 2014. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.17 and 0.16 at June 30, 2015 and December 31, 2014, respectively, which was calculated for each hedge fund in the portfolio and weighted on the fair value of the hedge funds.

The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2015
Assets:
Investments in Fixed Maturities	$4,764.0	$(306.1)	$—	$(306.1)
Investments in Equity Securities	562.9	(7.3)	(138.5)	(145.8)
Fair Value Option Investments	160.0	—	(8.3)	(8.3)
Liabilities:
Debt	$789.5	$37.8	$—	$37.8
December 31, 2014
Assets:
Investments in Fixed Maturities	$4,777.6	$(317.5)	$—	$(317.5)
Investments in Equity Securities	632.2	(9.1)	(153.4)	(162.5)
Fair Value Option Investments	53.3	—	(2.6)	(2.6)
Liabilities:
Debt	$804.4	$22.8	$—	$22.8
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
On April 30, 2015, Kemper completed its acquisition of Alliance United, at which time the acquired companies became Kemper subsidiaries. See Note 2, “Acquisition of Business,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q for further details of the transaction. The Company is currently in the process of assessing Alliance United’s material internal controls over financial reporting. Other than in connection with this acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As a result of these audits and examinations, a number of large life insurance companies have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds to the states under state unclaimed property laws. Based on published reports, at least eighteen life insurance companies have entered into settlement agreements with state insurance regulators and twenty-two with Treasurers. Under the terms of these agreements, the settling companies typically agree to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File”

or “DMF”). The settlements typically apply to policies that were in force at any time since January 1, 1992. In conducting these data comparisons against a Death Master File, the insurers are required to use complex “fuzzy” matching criteria which in many cases result in numerous potential matches for any given insured. In such cases, the insurer must either assume a costly and administratively burdensome process of disproving any such ambiguous matches which may, in some cases, necessitate a review of older records that are not in electronic form, or accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found. All settlements to date with insurance regulators have involved payment of monetary penalties (involving amounts ranging from about $1.2 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted to the Treasurers dating from the date of death of the insured (rather than from a more recent date linked to the insurer’s first knowledge of death or receipt of a claim) and extending as far back as January 1, 1995. As hereafter described, Kemper’s life insurance subsidiaries (the “Life Companies”) have thus far resisted attempts by certain state officials and their agents to mandate changes to the Life Companies’ claims handling and escheatment practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to require such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Conference of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted by states as proposed, would require life insurance companies to compare their in-force life insurance policy records against a Death Master File for the purpose of proactively identifying potentially deceased insureds for whom the subject life insurance company has not yet received a claim, including due proof of death. Eighteen states have adopted versions of the NCOIL model legislation (the “DMF Statutes”). Ten of such states have enacted DMF Statutes, with varying effective dates, that apply to in-force life insurance policies. Such statutes, if construed to apply to life insurance policies in force on each respective statute’s effective date, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries cannot be located, the remittance of such benefits to the states under their unclaimed property laws. In contrast, three other states have enacted a version of the DMF Statute that applies only prospectively to life insurance companies, like Kemper’s Life Companies, that have not previously used a Death Master File. Similarly, five additional states have enacted DMF Statutes that apply only to policies issued on or after their respective effective dates, without regard to prior Death Master File use. Kemper cannot presently predict whether any other states will enact similar legislation or, if enacted, exactly what form such legislation will take.
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court challenging the Kentucky DMF Statute on statutory and constitutional grounds, insofar as it purports to impose new requirements with respect to existing, previously issued life insurance policies. The trial court in that case denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the Kentucky DMF Statute’s January 1, 2013 effective date. The Life Companies appealed the trial court decision to the Kentucky Court of Appeals, and in August 2014, in a unanimous opinion, the Kentucky Court of Appeals reversed the trial court and held that the Kentucky DMF statute fell within Kentucky’s statutory presumption against retroactivity. As a result, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on or after January 1, 2013. In September 2014, the Kentucky Department of Insurance filed a motion asking for the Kentucky Supreme Court to undertake a discretionary review of the Court of Appeals’ ruling. A decision by the Kentucky Supreme Court on whether to review the Court of Appeals’ decision is expected by the fourth quarter of 2015.
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
In August 2014, certain of the Life Companies filed a declaratory judgment action in Indiana state court, asking the court to construe the Indiana DMF Statute to apply only prospectively. On May 6, 2015, legislation was enacted amending the Indiana DMF Statute so that it applies only prospectively and, therefore, the subject Life Companies have dismissed their declaratory judgment action.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of 38 states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”)

filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief. A hearing on that motion was continued until the California Court of Appeals ruled in a similar case involving an unaffiliated life insurance company (the “ANICO Appeal”). The Life Companies filed a cross-complaint against the CA Controller, adding the Audit Firm and California Insurance Commissioner as cross-defendants, seeking a declaration that there is no obligation under California’s unclaimed property law to perform a Death Master File comparison and that the Audit Firm cannot obtain the Life Companies’ records for the purpose of performing such a comparison. In July 2014, the court granted a motion by the CA Controller to stay the litigation, including discovery, pending a decision in the ANICO Appeal. In March, 2015, the California Court of Appeal reversed the order granting the preliminary injunction to the CA Controller in the ANICO Appeal and the CA Controller did not appeal this decision. In light of the result in the ANICO Appeal, the stay of the litigation involving the Life Companies was lifted; the CA Controller withdrew its motion for preliminary injunction as well as a previously-filed motion to dismiss and discovery activity has resumed. Pending the outcome of this litigation, the Life Companies have not produced their in-force policy records to the CA Controller.
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
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in four states (Illinois, California, Pennsylvania and Florida) participating in the Multi-State Exam. These actions, which include the cross-complaint against the CA Controller described above, ask the courts in those states to declare that applicable laws do not require life insurers to search a Death Master File to ascertain whether insureds are deceased, and to further declare that the regulators in those states do not have legal authority to (i) obtain life insurers’ policy records for the purpose of comparing data from those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries. In response to the Illinois declaratory judgment action, the Illinois Department of Insurance and its Director (collectively, the “IDOI”) filed a motion to dismiss, and in July 2014, the court in Illinois denied, in part, such motion. Specifically, the court allowed to stand the count in the Life Companies’ complaint that the IDOI cannot compel the Life Companies to provide their policy records to the IDOI or persons acting on the IDOI’s behalf so as to permit a comparison against the DMF for purposes of identifying deceased insureds, as well as the associated claim for injunctive relief. The court dismissed with prejudice the other counts in the complaint. In August 2014, the IDOI filed its answer to the remaining counts of the complaint, and in October 2014, the Life Companies filed a motion for summary judgment with respect to those remaining counts. The IDOI filed cross motions for summary judgment in December 2014. The parties are engaged in discovery and a ruling on the summary judgment motions is expected in the fourth quarter of 2015 or the first quarter of 2016. The Life Companies’ actions against regulators in Pennsylvania and Florida are currently stayed by agreement of the parties pending the outcome of the Illinois action.
Should these various efforts by state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to previously issued life insurance policies, such requirements could have a material adverse effect on the Company’s profitability, financial position and cash flows. The Company’s stance in opposition to the aforementioned actions by state legislators, Treasurers and insurance regulators, including the Life Company’s initiation of the litigation described above, also creates a risk of reputational damage to the Company among various constituencies (including its principal insurance regulators, rating agencies, investors, insurance agents, and current and prospective policyholders), particularly if the Company’s position is not ultimately vindicated.
See Note 14, “Contingencies,” to the Consolidated Financial Statements and the sections of the MD&A entitled “Life & Health Insurance” and “Liquidity and Capital Resources” for additional information on the legal proceedings, including lawsuits, regulatory examinations and inquiries, and other matters described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended June 30, 2015 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
April 1 - April 30	—	N/A	—	$269.1
May 1 - May 31	14,640	$36.70	—	$269.1
June 1 - June 30	59,782	$36.79	48,775	$267.3
(1) On August 6, 2014, the Kemper’s Board of Directors authorized to repurchase up to $300 million of Kemper’s common stock. See MD&A, “Liquidity and Capital Resources.”
Total Number of Shares Purchases in the preceding table include 158 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended June 30, 2015.

Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	August 6, 2015	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2015	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2015	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Amended and Restated Credit Agreement, dated as of June 2, 2015	8-K	001-18298	10.1	June 8, 2015
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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