Form 10-K
period 2015-12-31
KEMPER Corp
filed 2016-02-12
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.0 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 51,325,205 shares of common stock outstanding as of January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2016 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2015 Annual Report on Form 10-K (the “2015 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),”
“estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may,” “could” and other terms of similar meaning. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2015 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to those factors discussed below under Item 1A., “Risk Factors,” in this 2015 Annual Report, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition:
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate

•
Outcomes of state initiatives that could result in significant changes to, or interpretations of, unclaimed property laws or significant changes in claims handling practices with respect to life insurance policies, particularly any that involve retroactive application of new requirements to existing life insurance policy contracts;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•	Governmental actions, including, but not limited to, implementation of new federal and state laws and regulations, and court decisions interpreting existing laws and regulations or policy provisions;

•
Uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, dividends from insurance subsidiaries, acquisitions of businesses and other matters within the purview of state insurance regulators;

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

•
Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the number and severity of insurance claims and development patterns;

•
The impact of inflation on insurance claims, including, but not limited to, the effects on personal injury claims of increasing medical costs and the effects on property claims attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

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

•
The level of success and costs incurred in realizing or maintaining economies of scale, implementing significant business consolidations, reorganizations and technology initiatives and integrating acquired businesses;

•	Absolute and relative performance of the Company’s products or services, including, but not limited to, the level of success achieved in designing and introducing new insurance products;

•	The ability of the Company to maintain the availability of critical systems and manage technology initiatives cost-effectively to address insurance industry developments and regulatory requirements;

•
Heightened competition, including, with respect to pricing, entry of new competitors and alternate distribution channels, introduction of new technologies, emergence of telematics, refinements of existing products and development of new products by current or future competitors;

Factors relating to the business environment in which Kemper and its subsidiaries operate

•
Changes in general economic conditions, including, but not limited to, performance of financial markets, interest rates, inflation, unemployment rates and fluctuating values of particular investments held by the Company;

•	Absolute and relative performance of investments held by the Company;

•	Changes in insurance industry trends and significant industry developments;

•	Changes in consumer trends and significant consumer or product developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•	The impact of required participation in windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•
Increased costs and risks related to cybersecurity and information technology, including, but not limited to, identity theft, data breaches and system disruptions affecting services and actions taken to minimize the risks thereof; and

Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”).
Kemper cannot provide any assurances that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2015 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products to individuals and businesses. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, and as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.
(a) GENERAL DEVELOPMENT OF BUSINESS
Issuance of 2025 Senior Notes and Retirement of 2015 Senior Notes
On February 24, 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”). The net proceeds of the issuance were $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% Senior Notes due November 30, 2015.
Purchase of Alliance United Group
On April 30, 2015, Kemper acquired 100% of the outstanding common stock of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services, (individually and collectively referred to herein as “Alliance United”) in a cash transaction for a total purchase price of $71.0 million, of which $17.5 million is being held in escrow to secure the sellers’ potential indemnification obligations under the purchase agreement. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired and commuted a quota share reinsurance agreement whereby Alliance United had ceded a portion of its business to an unaffiliated reinsurer. Alliance United is a provider of nonstandard personal automobile insurance in California. As a result of the acquisition, the Company increased its presence in the California nonstandard automobile insurance market by gaining access to additional brokers and gained expertise in serving the Hispanic market. See MD&A, “Property & Casualty Insurance,” MD&A, “Liquidity and Capital Resources,” and Note 3, “Acquisition of Business,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Alliance United.
(b) BUSINESS SEGMENT FINANCIAL DATA
Financial information about Kemper’s business segments for the years ended December 31, 2015, 2014 and 2013 is contained in the following sections of this 2015 Annual Report and is incorporated herein by reference: (i) Note 18, “Business Segments,” to the Consolidated Financial Statements and (ii) MD&A.
(c) DESCRIPTION OF BUSINESS
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products to individuals and businesses. The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 5,600 full-time associates supporting their operations, of which approximately 1,850 are employed in the Property & Casualty Insurance segment, approximately 3,250 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.

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
The Property & Casualty Insurance segment distributes its products primarily through independent agents and brokers who are paid commissions for their services. The Property & Casualty Insurance segment’s direct-to-consumer operations, which were placed into run-off in 2012, accounted for approximately 6% of the Property & Casualty Insurance segment’s earned premiums in 2015. In addition, the Life & Health Insurance segment’s career agents also sell contents coverage for personal property to its customers.
Earned premiums from automobile insurance accounted for 54%, 48% and 50% of the Company’s consolidated insurance premiums earned in 2015, 2014 and 2013, respectively. Revenues from automobile insurance accounted for 48%, 43% and 44% of Kemper’s consolidated revenues from continuing operations in 2015, 2014 and 2013, respectively. Automobile insurance products include personal automobile insurance, ranging from preferred to nonstandard risks, and commercial automobile insurance. Nonstandard personal automobile insurance policyholders tend to have difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Homeowners insurance accounted for 14%, 17% and 16% of the Company’s consolidated insurance premiums earned in 2015, 2014 and 2013, respectively. Homeowners insurance accounted for 13%, 15% and 14% of the Company’s consolidated revenues from continuing operations in 2015, 2014 and 2013, respectively.
The Property & Casualty Insurance segment is headquartered in Chicago, Illinois, and conducts business in 47 states and the District of Columbia. The segment’s insurance products are offered by approximately 18,000 independent insurance agents and brokers. As shown in the following table, five states provided 71% of the segment’s premium revenues in 2015.

State	Percentage of Total Premiums
California	39%
Texas	12
New York	11
North Carolina	6
Oregon	3

Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS	2015	2014
Business Segments:
Property & Casualty Insurance	$800.5	$651.1
Life & Health Insurance	5.2	4.5
Total Business Segments	805.7	655.6
Discontinued Operations	51.0	70.2
Unallocated Reserves	6.1	8.1
Total Property and Casualty Insurance Reserves	$862.8	$733.9
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $20.3 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2015. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 57 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Development of property and casualty insurance losses and LAE from prior accident years for each of the Company’s continuing business segments and discontinued operations in 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2015	2014	2013
Continuing Operations:
Property & Casualty Insurance	$12.9	$54.4	$58.0
Life & Health Insurance	(1.4)	(0.9)	1.8
Total Favorable Development from Continuing Operations, Net	11.5	53.5	59.8
Discontinued Operations	8.6	3.6	4.8
Total Favorable Development, Net	$20.1	$57.1	$64.6
See MD&A, “Loss and LAE Reserve Development,” “Property & Casualty Insurance,” and “Life & Health Insurance,” for the impact of development on the results reported by the Company’s business segments. Also see MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 57 for additional information about the Company’s reserving practices.
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
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2015 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition” for a discussion of catastrophe risk. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of risks insured in certain regions and reinsurance. To limit its exposures to catastrophic events, the Company maintains a primary catastrophe reinsurance program for the Property & Casualty Insurance segment. Coverage for the primary catastrophe reinsurance program is provided in various layers and reinsurance contracts. The Property & Casualty Insurance segment and the Life & Health Insurance segment also purchase reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance program.
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program for 2016 is provided by two three-year reinsurance contracts. Each reinsurance contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $300 million in excess of $50 million. The first reinsurance contract provides coverage over the three-year period of January 1, 2015 through December 31, 2017 (the “2015 Reinsurance Contract”). The percentage of coverage under the 2015 Reinsurance Contract in the first, second and third years is 95%, 63.3% and 31.7%, respectively. Under the 2015 Reinsurance Contract, the participation of each reinsurer decreases by one-third in the second year and another one-third in the third year. Accordingly, in order to maintain the same percentage of coverage for 2016 as provided in the initial year of the 2015 Reinsurance Contract, the Property & Casualty Insurance segment entered into a second reinsurance contract covering the three-year period of January 1, 2016 through December 31, 2018 (the “2016 Reinsurance Contract”). Under the 2016 Reinsurance Contract, the percentage of coverage is 31.7% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Coverage provided under the combined programs for 2016 (January 1, 2016 to December 31, 2016) is provided in various layers as presented below.

	Catastrophe Losses and LAE		Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	350.0	95.0

To maintain the same percentage of coverage in subsequent years as provided by the combined programs in 2016, the Property & Casualty Insurance segment will need to purchase additional reinsurance in the future.
The estimated aggregate annual premium in 2016 for the combined programs presented in the preceding table is $12.6 million. Premiums due to the reinsurers will decrease proportionately with the decline in their respective participations in the second and third years of the 2015 Reinsurance Contract. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the combined programs require one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the second layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
The coverage presented in the preceding table differs from the coverage provided in 2014 and 2013. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the primary catastrophe reinsurance programs for the Property & Casualty Insurance segment for 2014 and 2013.
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
Pricing
Pricing levels for property and casualty insurance products are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which could reduce underwriting margins. See MD&A under the caption “Property & Casualty Insurance.”
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2014, there were 1,242 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 8% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and admitted assets in 2014. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 26th largest writer as measured by net written premiums in 2014.

Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	89	92%
Net Written Premiums	55	95
Capital and Surplus	91	92
In 2014, the U.S. property and casualty insurance industry’s estimated net premiums written were $507 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2014 premium volume.
The property and casualty insurance industry is highly competitive, particularly with respect to personal automobile insurance. Kemper’s property and casualty insurance companies compete on the basis of, among other measures, (i) using suitable pricing segmentation, (ii) maintaining underwriting discipline, (iii) settling claims timely and efficiently, (iv) offering products in selected markets or geographies, (v) utilizing technological innovations for the marketing and sale of insurance, (vi) controlling expenses, (vii) maintaining adequate ratings from A.M. Best and other ratings agencies and (viii) providing quality services to independent agents and policyholders. See Item 1A., “Risk Factors,” under the caption “The insurance industry is highly competitive, making it difficult to grow profitability and within expectations of investors.”
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
Earned premiums from life insurance accounted for 19%, 21% and 19% of the Company’s consolidated insurance premiums earned in 2015, 2014 and 2013, respectively. Revenues from life insurance accounted for 25%, 27% and 24% of the Company’s consolidated revenues from continuing operations in 2015, 2014 and 2013, respectively. As shown in the following table, five states provided 51% of the premium revenues in this segment in 2015.

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
The Kemper Home Service Companies employ nearly 2,200 career agents to distribute insurance products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average about $20 per policy per month with an average face value of $5,300. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 48 states throughout the United States and has traditionally specialized in the sale of Medicare Supplement insurance and limited health insurance coverages, such as fixed indemnity and accident-only plans, primarily to individuals in rural areas who often do not have access to a broad array of accident and health insurance products tailored to meet their individual and family needs. Reserve National’s traditional distribution channel consists of approximately 300 independent agents.
Reserve National began expanding its distribution channels during 2013 by launching two marketing channel initiatives —Kemper Senior Solutions and Kemper Benefits. Kemper Senior Solutions markets life insurance and home health care products focusing on the individual, senior-age demographic of the market place. Kemper Benefits sells voluntary products in the employer market place. Brokers and non-exclusive independent agents are utilized to market and distribute products in these new distribution channels. Reserve National has appointed approximately 22,000 independent agents in connection with these initiatives.
Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks in its life and health insurance businesses. As the face amounts of its issued policies are relatively small, the ceded risks and corresponding premiums are also relatively small, particularly when compared to other companies in the industry. The segment is also exposed to losses from catastrophes arising from insurance policies distributed by career agents of the Kemper Home Service Companies. Over the last several years, the Kemper Home Service Companies have been intentionally reducing their exposure to catastrophic events through the run-off of their dwelling insurance business. Accordingly, except for reinsurance provided by the FHCF for catastrophe losses in Florida, the Kemper Home Service Companies have not carried catastrophe reinsurance since 2012.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 6%, 7% and 7% in 2015, 2014 and 2013, respectively.
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
Premiums for policies sold by the Kemper Home Service Companies are set at levels designed to cover the relatively high cost of “in-home” servicing of such policies. As a result, Kemper Home Service Companies’ premiums have a higher load for expense than the life insurance industry average.
Premiums for Medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulators.

Competition
Based on the most recent data published by A.M. Best, as of the end of 2014, there were 466 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 20% of life and health insurance company groups, as measured by admitted assets, net premiums written and capital and surplus. Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	87	81%
Net Written Premiums	93	80
Capital and Surplus	91	80
Kemper’s life and health insurance subsidiaries generally compete by using appropriate pricing, offering products to selected markets or geographies, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.
Investments
The quality, nature and amount of the various types of investments that can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships. In addition, the quality, nature and amount of the various types of investments held by Kemper’s insurance subsidiaries affect the amount of asset risk calculated by regulators and rating agencies in determining required capital. See “Regulation” immediately following this subsection and Item 1A., “Risk Factors,” under the caption “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses.”
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short- and medium-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 4, “Investments,” Note 13, “Income from Investments,” and Note 22, “Fair Value Measurements,” to the Consolidated Financial Statements.
Regulation
Overview of State Regulation
Kemper’s insurance subsidiaries are subject to extensive regulation in the states in which they conduct business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, market conduct, trade practices, claims practices, transactions with affiliates, payment of dividends, investments and solvency. Insurance regulatory authorities perform periodic examinations of an insurer’s financial condition, market conduct and other affairs.
Approval of Policy Rates and Forms
The majority of Kemper’s insurance operations are in states requiring prior approval by regulators before proposed policy or coverage forms and rates for property, casualty, or health insurance policies may be implemented and used. However, provided that the policy form has been previously approved, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance.
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state regulators require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2015, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC rules.
Guaranty Funds and Risk Pools
Kemper’s insurance subsidiaries are required to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies under the guaranty fund laws of most states in which they transact business. Kemper’s insurance subsidiaries are subject to certain fees imposed on health insurers by the Health Care Acts, including the Health Insurance Providers Fee, but not the fees associated with the Reinsurance, Risk Adjustment and Risk Corridor programs, as Kemper’s insurance subsidiaries do not have any policies subject to those fees. Kemper’s insurance subsidiaries are also required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Kemper’s insurance subsidiaries is set in proportion to their voluntary writings of related lines of business in such states. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition” for a discussion of the impact of required participation in windstorm pools and joint underwriting associations on the ability of the Company to manage its exposure to catastrophic events.
Dividends and Other Transactions with Affiliates
Kemper and its insurance subsidiaries are also subject to the insurance holding company laws of a number of states. Certain dividends and distributions by an insurance subsidiary are subject to prior approval by the insurance regulators of its state of domicile. See Item 1A., “Risk Factors,” under the caption “Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock.” Other significant transactions between an insurance subsidiary and its holding company or other affiliates may require approval by insurance regulators in the state of domicile of each participating insurance subsidiary.
Holding Company Regulation, Including Enterprise Risk Management and Governance
A number of pending and recently approved legislative and regulatory measures may significantly affect the insurance business. In particular, nearly half of all states have already adopted extensive modifications to their holding company laws based on amendments to the Model Insurance Holding Company System Regulatory Act (the “Model Holding Company Act”) adopted by the NAIC in December 2010. With varying effective dates beginning in 2014, these modifications impose new reporting requirements and substantially expand the oversight and examination powers of state insurance regulators with regulatory authority over an insurance company to assess enterprise risks within such company’s entire holding company system that may arise from operations of its insurance and non-insurance affiliates. They also impose new reporting requirements on the ultimate controlling persons of such insurance companies in respect of, among other things, affiliated transactions and divestiture of controlling interests in the insurance companies.
In addition, a number of states have adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “Risk Management and Solvency Model Act”) adopted by the NAIC in 2012. With varying effective dates beginning in 2015, the Risk Management and Solvency Model Act requires insurers to maintain an enterprise risk management (“ERM”) framework, perform regular assessments of the adequacy of the ERM framework and the company’s solvency and file an annual ERM assessment summary report. Similarly, the Corporate Governance Annual Disclosure Model Act (the “Model Governance Act”) and Model Regulation adopted by the NAIC in 2014, requires, when adopted by an insurer’s (or insurance group’s) lead state, an insurer (or insurance group) to submit an annual disclosure with information about board structure, policies, meeting frequency and oversight of critical risk areas and practices. The Company anticipates that most states will adopt legislation based on the Model Holding Company Act, the Risk Management and Solvency Model Act and the Model Governance Act.
Additional regulation has also resulted from other measures in recent years including, among other things, tort reform, the Health Care Acts, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), consumer privacy and data security requirements, credit score regulation, producer compensation regulations, cybersecurity and financial services regulation initiatives. In late 2015, the NAIC adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, for insurance companies to follow to the extent incorporated in NAIC model laws and regulations adopted by states. Also in late 2015, the NAIC adopted amendments to the information technology section of its handbook for examiners to strengthen and enhance the existing cybersecurity guidance. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.
Change in Control Requirements
State insurance laws also impose requirements that must be met prior to a change of control of an insurance company or insurance holding company based on the insurer’s state of domicile and, in some cases, additional states in which it is deemed commercially domiciled due to the substantial amount of business it conducts therein. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled or deemed commercially domiciled in Alabama, California, Illinois, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas and Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of insurance regulators in each state in which the Company’s insurance subsidiaries are domiciled or deemed commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulators. Similarly, consistent with the Model Holding Company Act, several of the states in which the Company’s insurance subsidiaries are domiciled have enacted legislation that requires either the divesting and/or acquiring company to notify regulators of, and in some cases to receive regulatory approval for, a change in control.
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
Federal Government Regulation
Kemper’s health insurance subsidiaries are subject to additional regulation by the federal government. For example, the Health Care Acts, and the regulations promulgated thereunder, have established minimum loss ratios, rating restrictions, mandates for essential health benefit coverages, and restrictions or prohibitions on pre-existing condition exclusions and annual and lifetime policy limits for health insurance policies.
In addition, the Dodd-Frank Act, enacted in 2010, profoundly increases federal regulation of the financial services industry, of which the insurance industry is a part. Among other things, the Dodd-Frank Act formed a Federal Insurance Office (“FIO”) charged with monitoring the insurance industry and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. FIO’s report, delivered to Congress in 2013, concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. A hybrid approach was also recommended to address the perceived need for uniform supervision of insurance companies with national and global activities. FIO established the Federal Advisory Committee on Insurance (“FACI”) whose mission is to provide recommendations to FIO on issues it monitors for Congress. While the NAIC continues to promote the strengths of the U.S. state-based insurance regulatory system, both FIO/FACI and international standard setting authorities such as the International Association of Insurance Supervisors are actively seeking a role in shaping the future of the U.S. insurance regulatory framework. It is not yet known whether or how these organizations’ recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact Kemper’s operations.
Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider all of these factors along with the other information included in this 2015 Annual Report and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Changes in the application of state unclaimed property laws and related insurance claims handling practices could have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits and significantly increase claims handling costs relative to what is currently contemplated by Kemper (the “Unclaimed Property Risk Factor”).
In recent years, many states have begun to aggressively expand the application of their unclaimed property laws as they relate to life insurance proceeds. The treasurers or controllers (collectively, “Treasurers”) of a large majority of states have engaged private audit firms to examine the practices and procedures of life insurance companies with respect to the reporting and remittance of proceeds associated with life insurance policies, annuity contracts and retained asset accounts under state unclaimed property laws. Related measures are also being taken or considered by state insurance regulators, both individually and collectively through the auspices of the NAIC, and some state insurance regulators have initiated market conduct examinations focused on claims handling and unclaimed property practices of life insurers. Additionally, since 2012, a number of states have enacted legislation pertaining to unclaimed property.
As a result of these audits and examinations, a number of large life insurance groups have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds under state unclaimed property laws. Based on published reports, at least twenty life insurance groups have entered into settlement agreements with state insurance regulators and twenty-four groups with Treasurers. Under the terms of these agreements, the settling companies typically agree to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File” or “DMF”). The settlements usually apply to policies that were in force at any time since January 1, 1992. In conducting these comparisons against a DMF, the insurers are required to use complex “fuzzy” matching criteria which in many cases result in a large volume of potential matches for any given insured. In such cases, the insurer must either assume a costly and administratively burdensome process of disproving any such ambiguous matches which may necessitate a review of older records that are not in electronic form, or accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found. All settlements to date with insurance regulators have involved payment of monetary penalties (ranging from about $1.2 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted, calculated from the date of death of the insured (rather than from the insurer’s first knowledge of death or receipt of a claim) and extending as far back as 1992. The amounts publicly reported by the settling companies to have been paid to beneficiaries and/or escheated to the states have been substantial. Kemper’s life insurance subsidiaries (the “Life Companies”) have thus far resisted attempts by certain state officials and their designated audit firms to effect changes to the Life Companies’ claims handling and unclaimed property practices of the sort embodied in the foregoing settlements and have challenged through multiple legal proceedings the authority of such officials to require such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Conference of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted, would require life insurance companies to compare their in-force life insurance policy records against a DMF for the purpose of identifying potentially deceased insureds with respect to whom the subject life insurance company has not yet received a claim, including due proof of death. Nineteen states have adopted versions of the NCOIL model legislation (the “DMF Statutes”). Nine of such states have enacted DMF Statutes that apply to in-force life insurance policies and if such statutes are construed to apply to life insurance policies in force on each respective statute’s effective date, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries cannot be located, the remittance of such benefits to the states under their unclaimed property laws. Four other states have enacted DMF Statutes that apply only prospectively to insurers, like the Life Companies, that have not previously used a DMF, and six additional states have enacted DMF Statutes that apply only to policies issued on or after their respective effective dates, without regard to prior DMF use. Additionally, in 2015, a drafting subgroup of the NAIC began work on possible model legislation that would also address unclaimed property in the life insurance context; while the future and final provisions of such NAIC model legislation are unclear, the adoption of such model could increase the likelihood that unfavorable legislation could be adopted in states in which the Life Companies operate. Kemper cannot presently predict whether any other states will enact similar legislation or, if enacted, exactly what form such legislation will take.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of more than thirty states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint against the Life Companies in state court in California, seeking an order requiring the Life

Companies to produce their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a DMF. The Life Companies have filed a cross-complaint against the CA Controller, adding the Audit Firm and California Insurance Commissioner as cross-defendants. In October 2015, certain of the Life Companies filed a complaint in state court in Illinois seeking a declaration that the Treasurer of the State of Illinois (“the IL Treasurer”) lacks the authority to compel those Life Companies to produce all in-force policy records to the Audit Firm, which is also a named defendant. See Note 23, “Contingencies,” to the Consolidated Financial Statements for further details on the legal proceedings with the CA Controller and IL Treasurer.
A market conduct examination of the Life Companies was initiated in 2012 by the Illinois Department of Insurance (the “IDOI”), focusing on the Life Companies’ claim settlement and policy administration practices, and specifically compliance with unclaimed property statutes. Five additional states joined the examination in May 2013 (the “Multi-State Exam”) and, shortly thereafter, the Life Companies received requests from the IDOI, as the Multi-State Exam’s managing lead state, for a significant volume of information beyond that which the Life Companies had already produced, including all of the subject Life Companies’ records of in-force policies and other information of the type requested by the Audit Firm as part of the Treasurers’ Audit. This request prompted the Life Companies to file declaratory judgment actions against the insurance regulators of four states (Illinois, California, Pennsylvania and Florida) participating in the Multi-State Exam; these actions include the cross-complaint against the CA Controller described above. In December 2015, the Life Companies voluntarily dismissed the litigation against the IDOI after that department agreed to withdraw the request for records of all in-force policies and advised the Life Companies of the IDOI’s intent to proceed with a single-state market conduct exam without use of a DMF. At least one or more of the states remaining in the Multi-State Exam are expected to continue with the exam, including the attempted use of a DMF. See Note 23, “Contingencies,” to the Consolidated Financial Statements for further details on the litigation connected to the Multi-State Exam.
Should these various efforts by state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to previously issued life insurance policies, such requirements could have a material adverse effect on the Company’s profitability, financial position and cash flows. The Company’s stance in opposition to the aforementioned actions by state legislators, Treasurers and insurance regulators, including the Life Companies’ initiation of the litigation described above and in Note 23, “Contingencies,” to the Consolidated Financial Statements, also creates a risk of reputational damage to the Company among various constituencies (including its principal insurance regulators, rating agencies, investors, insurance agents, and current and prospective policyholders), particularly if the Company’s position is not ultimately vindicated. Regardless of the outcome, the Company will incur significant attorneys’ fees, direct litigation and examination costs, and substantial amounts of management time that would otherwise be spent on running the Company’s operations.
See Note 23, “Contingencies,” to the Consolidated Financial Statements and the sections of the MD&A entitled “Life & Health Insurance” and “Liquidity and Capital Resources” for additional information on the legal proceedings, including lawsuits, regulatory examinations and inquiries, and other matters described above.
Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy. They also require the filing of annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict the companies from implementing premium rate changes for property, casualty and health insurance policies, introducing new, or making changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and these new developments, see “Regulation” in Item 1, beginning on page 10.
These laws and regulations, and their interpretation by the various regulators and courts, are undergoing continual revision and expansion. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, issues may emerge, whether intended or not. These emerging practices, conditions and issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including, for example, by expansion of coverages beyond the underwriting intent, increasing the number or size of claims, accelerating the payment of claims or adding to operational costs. Industry practices that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. One example is the changing application of state unclaimed property laws and related claims handling practices discussed in the preceding risk factor. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
The financial services industry, including insurance companies and their holding company systems, remains under regulatory scrutiny. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several developments have the potential to significantly impact such operations. This includes state adoption of extensive modifications to state holding company laws that substantially expand the oversight and examination powers of state insurance regulators beyond licensed insurance companies to their non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. In addition, the federal Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Acts”) have resulted in regulations affecting health insurers such as Reserve National, and potential changes to the state insurance regulatory system may result from the Dodd-Frank Act. See the discussion of the NAIC model act and the Dodd-Frank Act under “Regulation” in Item 1, beginning on page 10.
These new developments and significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Kemper’s insurance subsidiaries to conduct and grow their businesses.
Legal and regulatory proceedings are unpredictable and could produce one or more unexpected verdicts against the Company that could materially and adversely affect the Company’s financial results for any given period.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to business practices in the industry in which Kemper and its subsidiaries operate. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters often raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is deemed to be remote using traditional legal analysis, juries sometimes can and do substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could materially and adversely affect the Company’s financial results for any given period.
For information about the Company’s pending legal proceedings, see Note 23, “Contingencies,” to the Consolidated Financial Statements.
Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition.
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
The property and casualty insurance subsidiaries use catastrophe modeling tools developed by third parties to project their potential exposure to property damage resulting from catastrophic events under various scenarios. Such models are based on various assumptions and judgments which may turn out to be wrong. The actual impact of one or more catastrophic events could adversely and materially differ from these projections.

The availability and cost of catastrophe reinsurance and the ability of reinsurers to meet their obligations could result in Kemper’s insurance subsidiaries retaining more risk and could adversely and materially affect the Company’s results of operations, financial condition and/or liquidity.
Kemper’s property and casualty insurance subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance. Catastrophe reinsurance does not relieve such subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for such subsidiaries is limited to the amount of risk that they retain. While such subsidiaries’ principal reinsurers are each rated “A-” or better by A.M. Best at the time reinsurance is purchased, the Company cannot be certain that reinsurers will pay the amounts due from them either now, in the future, or on a timely basis. A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance agreement could materially and adversely affect the Company’s financial position, results of operations and liquidity.
In addition, market conditions beyond the Company’s control determine the availability of the reinsurance protection that Kemper’s property and casualty insurance subsidiaries may purchase. A decrease in the amount of reinsurance protection that such subsidiaries purchase generally should increase their risk of a more severe loss. However, if the amount of available reinsurance is reduced, such subsidiaries may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of such subsidiaries to write future insurance policies or result in their retaining more risk with respect to such policies.
The extent to which Kemper’s insurance subsidiaries can manage their catastrophe exposure through underwriting strategies may be limited by law or regulatory action and could adversely and materially affect the Company’s results of operations, financial condition and/or liquidity.
Kemper’s property and casualty insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing appropriate guidelines for insurable structures, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which such subsidiaries can manage their exposure through such strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may non-renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally, an insurer’s participation in such pools and associations are based on the insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s property and casualty insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. Laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s property and casualty insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market. See the risk factor above under the title “Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.”
A significant downgrade in the ratings of Kemper or its insurance subsidiaries could materially and adversely affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. Ratings agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings following developments that they deem negative. This can include factors directly related to the Company, such as an increase in the catastrophic risk retained by Kemper’s insurance subsidiaries, or developments in industry or general economic conditions. A significant downgrade by A.M. Best in the ratings of Kemper’s insurance subsidiaries, particularly those operating in the preferred and standard market or offering homeowners insurance, could result in a substantial loss of business if independent agents and brokers or policyholders of such subsidiaries move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could materially and adversely affect the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to access the capital markets or may increase the cost to refinance existing debt.

The insurance industry is highly competitive, making it difficult to grow profitability and within expectations of investors.
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as product pricing, service quality, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Sophistication of pricing segmentation;

•	Design and introduction of insurance products to meet emerging consumer trends;

•	Selection of agents and other business partners;

•	Compensation paid to agents;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Effectiveness of marketing materials and name recognition;

•	Product and technological innovation;

•	Ability to settle claims timely and efficiently;

•	Ability to detect and prevent fraudulent insurance claims;

•	Effectiveness deployment and use of information technology across all aspects of operations;

•	Ability to control operating expenses;

•	Financial strength ratings; and

•	Quality of services provided to, and ease of doing business with, independent agents and brokers or policyholders.
The inability to compete effectively in any of the Company’s insurance businesses could materially reduce the Company’s customer base and revenues and could materially and adversely affect the future results and financial condition of the Company.
See “Competition” in Item 1 of Part I beginning on page 7 and page 10, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.
Failure to maintain the security of personal data may result in lost business, reputational harm, and legal costs and regulatory penalties.
Kemper’s insurance subsidiaries obtain and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. An increasing array of laws and regulations govern the use and storage of such data, including, for example, social security numbers, credit card data and personal health information. Despite the implementation of various security measures, the Company’s data systems, or those of its third party administrators working on behalf of the Company, may be vulnerable to security breaches due to the increasing sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as equipment and system failures and inadvertent errors, negligence or intentional misconduct of employees and/or contractors. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These increased risks and expanding regulatory requirements related to personal data security expose the Company to potential data loss and resulting damages, reputational risk and significant increases in compliance and litigation costs. Although Kemper maintains cyber risk insurance, there is no guarantee that it will be sufficient to cover all of the costs associated with a data breach.
In the event of non-compliance with the Payment Card Industry Data Security Standard, an information security framework for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent Kemper’s insurance subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on Kemper’s insurance subsidiaries.
Failure to maintain the availability of critical systems may result in lost business, reputational harm, and legal costs and regulatory penalties.

The Company’s business operations rely on the continuous availability of its computer systems, including computer systems used by third party administrators working on behalf of the Company. In addition to disruptions caused by cyber-attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes. The Company’s or its third party administrators’ failure to maintain business continuity in the wake of such events may prevent the timely completion of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, treasury and investment operations and payroll. These failures could result in significant loss of business, fines and litigation.

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
The interest rate environment has a significant impact on the Company’s financial results and position. In recent years, rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on net investment income, particularly related to fixed income securities, short-term investments and limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”) that invest in distressed and mezzanine debt of other companies. A decline in interest rates would generally increase the carrying value of the Company’s fixed income securities and its Equity Method Limited Liability Investments that exhibit debt-like characteristics, but it may adversely affect the Company’s investment income as it invests cash in new investments that may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may seek to refinance their borrowings at lower rates and, accordingly, prepay or redeem securities the Company holds as investments more quickly than the Company initially expected. Such prepayment or redemption action may cause the Company to reinvest the redeemed proceeds in lower yielding investments. An increase in interest rates would generally reduce the carrying value of a substantial portion of the Company’s investment portfolio, particularly fixed income securities and Equity Method Limited Liability Investments.
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
Interest rates and equity returns also have a significant impact on the Company’s pension and other postretirement employee benefit plans. In addition to the impact on carrying values and yields of the underlying assets of the funded plans, interest rates also impact the discounting of the projected and accumulated benefit obligations of the plans. A decrease in interest rates may have a negative impact on the funded status of the plans.
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
Kemper and its insurance subsidiaries are subject to various capital adequacy measurements that are significantly impacted by various characteristics of their invested assets, including, but not limited to, asset type, class, duration and credit rating. The Company’s insurance subsidiaries are also subject to various limitations on the amounts at which they can invest in individual assets or certain asset classes in the aggregate. Asset risk is one factor used by insurance regulators and rating agencies to determine required capital for Kemper’s insurance subsidiaries. Accordingly, a deterioration in the quality of the investments held by Kemper’s insurance subsidiaries or an increase in the investment risk inherent in their investment portfolios could increase capital requirements. See the risk factor below under the title “Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock.” These factors may inhibit the Company from shifting its investment mix to produce higher returns. The Company is also subject to concentration of investment risk to the extent that the portfolio is heavily invested, at any particular time, in specific asset types, classes, industries, sectors or collateral types, among other defining features. Developments and the market’s perception thereof in any of these concentrations may exacerbate the negative effects on the Company’s investment portfolio compared to other companies.
The determination of the fair values of the Company’s investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect.
The Company holds a significant amount of assets without readily available, active, quoted market prices or for which fair value cannot be measured from actively quoted prices. These assets are generally deemed to require a higher degree of judgment used in measuring fair value. The assumptions used by management to measure fair values could turn out to be wrong and the actual amounts that may be realized in an orderly transaction with a willing market participant could be either lower or higher than the Company’s estimates of fair value.
The Company reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. This evaluation is based on subjective factors, assumptions and estimates and may prove to be materially incorrect, which may result in the Company recognizing additional losses in the future as new information emerges or recognizing losses currently that may never materialize in the future in an orderly transaction with a willing market participant.
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
As a holding company, Kemper depends on the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations, to pay dividends to its shareholders and to make repurchases of its stock. Kemper’s insurance subsidiaries are subject to significant regulatory restrictions under state insurance laws and regulations that limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. In addition, third-party rating agencies monitor statutory capital and surplus levels for capital adequacy. Even though a dividend may be payable without regulatory approval, an insurance subsidiary may forgo paying a dividend to Kemper and retain the capital in its insurance subsidiaries to maintain or improve the ratings of Kemper’s insurance subsidiaries, or to offset increases in required capital from increases in premium volume or investment risk. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to pay its debt obligations on time, to pay dividends to its shareholders or make repurchases of its stock.
Technology initiatives, particularly multi-year initiatives in the Company’s Property & Casualty Insurance segment, to address business developments and regulatory requirements present significant economic and competitive challenges to the Company. Failure to complete and implement such initiatives in a timely manner could result in incurring internal use software development costs that may not be recoverable and the inability to meet emerging consumer and competitive needs which may result in the loss of business.
Data and analytics play an increasingly important role in the insurance industry. While technology developments can facilitate the use of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can present significant economic and organizational challenges to the Company and potential short-term cost and implementation risks. In addition, projections of expenses and implementation schedules may be inaccurate and can escalate over time, while the ultimate utility of a technology initiative could deteriorate over time. In 2015, the Company’s Property & Casualty Insurance segment abandoned a multi-year computer software development project intended to replace its aging billing systems and recorded a charge of $11.1 million before taxes to write off the costs to develop such software. In 2014, the Company’s Property & Casualty Insurance segment determined that that it was no longer probable that another multi-year computer software development project intended to replace its aging policy administration systems would be fully implemented and recorded a charge of $54.6 million before taxes to write off the costs to develop such software. The Company continues to believe that it is necessary to replace these systems to remain competitive. In addition, due to the highly-regulated nature of the financial services industry, the Company faces rising costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. Accordingly, it is in the process of undertaking new multi-year projects to replace these systems.
The costs to develop and implement the replacement systems are expected to be material. Due to the complexities involved and the results of the Company’s past attempts to replace these systems, there can be no assurances that the new multi-year projects will be successful and that the costs incurred to develop and implement the replacement systems will be recoverable. Furthermore, failure to implement the replacement systems in a timely manner could result in loss of business from the Company’s inability to design and introduce new insurance products to meet emerging consumer and competitive trends.
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy seven buildings located in six states consisting of approximately 25,000 square feet in the aggregate. Kemper’s subsidiaries own four buildings totaling approximately 15,000 square feet which were vacant at December 31, 2015. Kemper’s subsidiaries hold additional properties that are not occupied by Kemper or its subsidiaries solely for investment purposes.
Leased Facilities
The Company leases five floors, or approximately 67,000 square feet, in a 41-story office building in Chicago for its corporate headquarters and Property & Casualty Insurance segment’s headquarters. The lease expires in September 2023. Kemper’s Property & Casualty Insurance segment leases facilities with an aggregate square footage of approximately 474,000 at 15 locations in nine states. The latest expiration date of the existing leases is in September 2023. Kemper’s Life & Health Insurance segment leases facilities with aggregate square footage of approximately 476,000 at 124 locations in 27 states. The latest expiration date of the existing leases is in January 2025. Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at two locations in two states. The latest expiration date of the existing leases is in December 2018.
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
Market Information
Kemper’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “KMPR.” Quarterly information pertaining to market prices of Kemper common stock in 2015 and 2014 is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Dec 31, 2015
Common Stock Market Prices:
High	$40.13	$40.12	$40.28	$41.65	$41.65
Low	34.31	35.06	34.08	34.43	34.08
Close	38.96	38.55	35.37	37.25	37.25

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Dec 31, 2014
Common Stock Market Prices:
High	$40.99	$40.51	$37.57	$37.63	$40.99
Low	35.63	33.64	31.82	32.66	31.82
Close	39.17	36.86	34.15	36.11	36.11
Holders
As of January 22, 2016, the number of record holders of Kemper’s common stock was 3,961.

Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Dec 31, 2015
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Dec 31, 2014
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 9, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
Information pertaining to purchases of Kemper common stock for the three months ended December 31, 2015 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
October 1 - October 31	63,998	$35.07	63,998	$247.5
November 1 - November 30	—	N/A	—	$247.5
December 1 - December 31	—	N/A	—	$247.5
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program has no expiration date. See MD&A, “Liquidity and Capital Resources.”

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2010 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2010	2011	2012	2013	2014	2015
Kemper Corporation	$100.00	$123.17	$128.49	$183.10	$166.06	$175.77
S&P MidCap 400 Index	100.00	98.27	115.83	154.64	169.74	166.05
S&P Supercomposite Insurance Index	100.00	93.09	110.89	161.61	175.70	182.09

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2015	2014	2013	2012	2011
FOR THE YEAR
Earned Premiums	$2,009.6	$1,862.2	$2,025.8	$2,107.1	$2,173.6
Net Investment Income	302.6	309.1	314.7	295.9	298.0
Other Income	3.7	1.4	0.8	0.8	1.0
Net Realized Gains on Sales of Investments	52.1	39.1	99.1	65.4	33.7
Net Impairment Losses Recognized in Earnings	(27.2)	(15.2)	(13.9)	(6.9)	(11.3)
Total Revenues	$2,340.8	$2,196.6	$2,426.5	$2,462.3	$2,495.0
Income from Continuing Operations	$80.2	$112.6	$214.5	$91.8	$61.7
Income from Discontinued Operations	5.5	1.9	3.2	11.6	12.8
Net Income	$85.7	$114.5	$217.7	$103.4	$74.5
Per Unrestricted Share:
Income from Continuing Operations	$1.55	$2.08	$3.75	$1.55	$1.02
Income from Discontinued Operations	0.10	0.04	0.06	0.20	0.21
Net Income	$1.65	$2.12	$3.81	$1.75	$1.23
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$1.55	$2.08	$3.74	$1.54	$1.02
Income from Discontinued Operations	0.10	0.04	0.06	0.20	0.21
Net Income	$1.65	$2.12	$3.80	$1.74	$1.23
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96	$0.96	$0.96
AT YEAR END
Total Assets	$8,036.1	$7,833.4	$7,656.4	$8,009.1	$7,934.7
Insurance Reserves	$4,203.8	$4,007.6	$4,061.0	$4,132.2	$4,131.8
Unearned Premiums	613.1	536.9	598.9	650.9	666.2
Debt	750.6	752.1	606.9	611.4	610.6
All Other Liabilities	476.2	446.1	338.1	452.9	409.5
Total Liabilities	6,043.7	5,742.7	5,604.9	5,847.4	5,818.1
Shareholders’ Equity	1,992.4	2,090.7	2,051.5	2,161.7	2,116.6
Total Liabilities and Shareholders’ Equity	$8,036.1	$7,833.4	$7,656.4	$8,009.1	$7,934.7
Book Value Per Share	$38.82	$39.88	$36.86	$36.98	$35.13

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $85.7 million ($1.65 per unrestricted common share) for the year ended December 31, 2015, compared to $114.5 million ($2.12 per unrestricted common share) for the year ended December 31, 2014. Income from Continuing Operations was $80.2 million ($1.55 per unrestricted common share) in 2015, compared to $112.6 million ($2.08 per unrestricted common share) in 2014.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (a non-GAAP financial measure) and to Net Income for the years ended December 31, 2015, 2014 and 2013 is presented below.

DOLLARS IN MILLIONS	2015	2014	Increase (Decrease) from 2014 to 2015	2013	Increase (Decrease) from 2013 to 2014
Segment Net Operating Income:
Property & Casualty Insurance	$26.7	$24.9	$1.8	$100.6	$(75.7)
Life & Health Insurance	71.7	91.8	(20.1)	89.3	2.5
Total Segment Net Operating Income	98.4	116.7	(18.3)	189.9	(73.2)
Unallocated Net Operating Loss	(28.5)	(19.6)	(8.9)	(30.7)	11.1
Consolidated Net Operating Income	69.9	97.1	(27.2)	159.2	(62.1)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	33.9	25.4	8.5	64.4	(39.0)
Net Impairment Losses Recognized in Earnings	(17.7)	(9.9)	(7.8)	(9.1)	(0.8)
Loss from Early Extinguishment of Debt	(5.9)	—	(5.9)	—	—
Income from Continuing Operations	80.2	112.6	(32.4)	214.5	(101.9)
Income from Discontinued Operations	5.5	1.9	3.6	3.2	(1.3)
Net Income	$85.7	$114.5	$(28.8)	$217.7	$(103.2)
The Company’s net income decreased $28.8 million in 2015, compared to 2014. In the Property & Casualty Insurance segment, segment net operating income increased $1.8 million due primarily to a lower amount of write-offs of internal use software, lower insurance expenses as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of earned premiums and a lower level of favorable loss and LAE reserve development. See MD&A, “Property & Casualty Insurance,” beginning on page 31 for additional discussion of the segment’s results. See MD&A, “Write-offs of Long-lived Assets,” beginning on page 51 for additional information related to the internal use software write-offs. In the Life & Health Insurance segment, segment net operating income decreased $20.1 million due primarily to a $13.9 million after-tax dividend in 2014 from an investment that had sold substantially all of its operations, an after-tax adjustment to earned premiums of $4.9 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies, and higher policyholders’ benefits on life insurance. See MD&A, “Life & Health Insurance,” beginning on page 41 for additional discussion of the segment’s results. The Company’s results were also significantly and negatively impacted in 2015, compared to 2014, by higher net impairment losses recognized in earnings and a loss from early extinguishment of debt in 2015, partially offset by higher net realized gains on sales of investments. See MD&A, “Investment Results,” beginning on page 44 and MD&A, “Liquidity and Capital Resources,” beginning on page 52 for additional discussion.
Revenues
Earned Premiums were $2,009.6 million in 2015, compared to $1,862.2 million in 2014, an increase of $147.4 million. Earned Premiums increased by $165.7 million in the Property & Casualty Insurance segment and decreased by $18.3 million in the Life & Health Insurance segment. See MD&A, “Property & Casualty Insurance,” beginning on page 31 and MD&A, “Life & Health Insurance,” beginning on page 41 for discussion the changes in each segment’s earned premiums.
Net Investment Income decreased by $6.5 million in 2015 due primarily to $27.5 million in lower net investment income from Dividends on Equity Securities, partially offset by $10.0 million of higher investment income on Equity Method Limited Liability Investments and $8.8 million of higher Interest and Dividends on Fixed Maturities. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 44 for additional discussion.
Net Realized Gains on Sales of Investments were $52.1 million in 2015, compared to $39.1 million in 2014. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 45 for additional

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS (Continued)
discussion. Net Impairment Losses Recognized in Earnings for the years ended December 31, 2015 and 2014 were $27.2 million and $15.2 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 46 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
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
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2015, 2014 and 2013 are presented below.

	Year Ended
	Dec 31, 2015		Dec 31, 2014		Dec 31, 2013
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	37	$43.6	27	$31.1	27	$44.3
$5 - $10	3	24.7	3	20.4	1	6.4
$10 - $15	—	—	1	13.1	—	—
$15 - $20	—	—	—	—	—	—
$20 - $25	—	—	—	—	—	—
Greater Than $25	—	—	1	33.9	—	—
Total	40	$68.3	32	$98.5	28	$50.7

Property & Casualty Insurance		$64.5		$96.5		$47.1
Life & Health Insurance		3.8		2.0		3.6
Total Catastrophe Losses and LAE		$68.3		$98.5		$50.7
2015 Compared with 2014
As shown in the preceding table, catastrophe losses and LAE decreased for the year ended December 31, 2015, compared to 2014, due primarily to two significant catastrophe events in 2014 (one event with losses and LAE of $33.9 million and another event with losses and LAE of $13.1 million), compared to no such events exceeding $10 million in 2015, partially offset by higher frequency of events below $5 million of losses in 2015, compared to 2014. The event in the preceding table with $33.9 million in catastrophe losses and LAE in 2014 was incurred in multiple states, particularly Montana. The event in the preceding table with $13.1 million in catastrophe losses and LAE in 2014 was primarily related to hail in Texas.
2014 Compared with 2013
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
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, management of the amount and location of risks insured in certain regions and a primary catastrophe reinsurance program for the Property & Casualty Insurance segment. Coverage for this segment’s primary catastrophe reinsurance program is provided in various layers (see Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of this program). In addition to this program, the Property & Casualty Insurance segment had a reinsurance treaty covering the three-year period that ended June 1, 2013 for catastrophe losses in North Carolina at retentions lower than its primary catastrophe reinsurance program (“the NC Program”). The Property & Casualty Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its primary catastrophe reinsurance program. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment has not carried any other catastrophe reinsurance since 2012, primarily due to actions taken by KHSC to reduce its exposures to catastrophes.
See the “Reinsurance” subsections of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2015, 2014 and 2013 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2015	2014	2013
Property & Casualty Insurance:
Non-catastrophe	$(5.0)	$(38.6)	$(45.5)
Catastrophe	(7.9)	(15.8)	(12.5)
Total	(12.9)	(54.4)	(58.0)
Life & Health Insurance:
Non-catastrophe	1.3	(0.2)	0.2
Catastrophe	0.1	1.1	(2.0)
Total	1.4	0.9	(1.8)
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(3.7)	(38.8)	(45.3)
Catastrophe	(7.8)	(14.7)	(14.5)
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(11.5)	$(53.5)	$(59.8)
See MD&A, “Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2015 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Underlying Combined Ratio
The following discussions of segment results use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense (including write-offs of long-lived assets) Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense (including write-offs of long-lived assets) Ratio. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and are used by management to reveal the trends in the Company’s Property & Casualty Insurance business that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on incurred losses and LAE and the combined ratio. Prior-year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier years, it has no bearing on the performance of the Company’s insurance products that were in force in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of:
1) Net Realized Gains on Sales of Investments;
2) Net Impairment Losses Recognized in Earnings related to investments;
3) Loss from Early Extinguishment of Debt; and
4) Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the years ended December 31, 2015, 2014 and 2013.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE
Selected financial information for the Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2015	2014	2013
Net Premiums Written	$1,406.2	$1,189.1	$1,342.2
Earned Premiums	$1,415.2	$1,249.5	$1,392.9
Net Investment Income	73.3	72.7	90.9
Other Income	0.6	0.5	0.5
Total Revenues	1,489.1	1,322.7	1,484.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,034.6	845.2	980.2
Catastrophe Losses and LAE	64.5	96.5	47.1
Prior Years:
Non-catastrophe Losses and LAE	(5.0)	(38.6)	(45.5)
Catastrophe Losses and LAE	(7.9)	(15.8)	(12.5)
Total Incurred Losses and LAE	1,086.2	887.3	969.3
Insurance Expenses, Excluding Write-offs of Long-lived Assets	368.1	353.7	375.4
Write-offs of Long-lived Assets	11.1	54.6	—
Operating Profit	23.7	27.1	139.6
Income Tax Benefit (Expense)	3.0	(2.2)	(39.0)
Segment Net Operating Income	$26.7	$24.9	$100.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.2%	67.7%	70.4%
Current Year Catastrophe Losses and LAE Ratio	4.6	7.7	3.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	(3.1)	(3.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(1.3)	(0.9)
Total Incurred Loss and LAE Ratio	76.8	71.0	69.6
Insurance Expense Ratio, Excluding Write-offs of Long-lived Assets	26.0	28.3	27.0
Impact on Ratio from Write-offs of Long-lived Assets	0.8	4.4	—
Combined Ratio	103.6%	103.7%	96.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	73.2%	67.7%	70.4%
Insurance Expense Ratio, Excluding Write-offs of Long-lived Assets	26.0	28.3	27.0
Impact on Ratio from Write-offs of Long-lived Assets	0.8	4.4	—
Underlying Combined Ratio	100.0%	100.4%	97.4%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	100.0%	100.4%	97.4%
Current Year Catastrophe Losses and LAE Ratio	4.6	7.7	3.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	(3.1)	(3.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(1.3)	(0.9)
Combined Ratio as Reported	103.6%	103.7%	96.6%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2015		Dec 31, 2014
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	37	$40.9	27	$30.1
$5 - $10	3	23.6	3	19.8
$10 - $15	—	—	1	12.8
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	1	33.8
Total	40	$64.5	32	$96.5
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2015	Dec 31, 2014
Insurance Reserves:
Automobile	$656.3	$501.4
Homeowners	98.9	102.4
Other	45.3	47.3
Insurance Reserves	$800.5	$651.1
Insurance Reserves:
Loss Reserves:
Case	$537.1	$423.6
Incurred But Not Reported	147.6	135.8
Total Loss Reserves	684.7	559.4
LAE Reserves	115.8	91.7
Insurance Reserves	$800.5	$651.1
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 57 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Acquisition of Alliance United
As discussed in Note 3, “Acquisition of Business,” to the Consolidated Financial Statements, the Company completed its acquisition of Alliance United on April 30, 2015. The results of its operations have been included in the preceding tables of selected financial information for the Property & Casualty Insurance segment since the date of its acquisition. Alliance United is a provider of nonstandard personal automobile insurance in California and adds significant scale to the Property & Casualty Insurance segment’s premium base.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Selected financial information illustrating the incremental impact of Alliance United on the Property & Casualty Insurance segment’s premiums, incurred losses and LAE and insurance expenses since the date of acquisition through December 31, 2015 is presented below.

From Date of Acquisition to
DOLLARS IN MILLIONS	Dec 31, 2015
Net Premiums Written	$285.1

Earned Premiums	$272.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$253.3
Pre-acquisition Periods:
Non-catastrophe Losses and LAE	7.7
Total Incurred Losses and LAE	$261.0

Insurance Expenses	$38.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	92.8%
Pre-acquisition Periods Non-catastrophe Losses and LAE Ratio	2.8
Total Incurred Loss and LAE Ratio	95.6%
Insurance Expense Ratio	14.1
Combined Ratio	109.7%
Alliance United’s underlying losses and LAE as a percentage of earned premiums since the acquisition date were significantly higher than what had been reported by Alliance United prior to the acquisition date. Alliance United has experienced significantly higher frequency of claims on all coverages and higher severity of losses on most coverages, particularly bodily injury, than the trend that Kemper had anticipated prior to the acquisition. Alliance United’s premium rates have become inadequate due in part to the significant adverse changes in underlying frequency and severity trends. The Company continues to analyze its experience against industry information as it becomes available and believes that Alliance United’s trends may be worse than industry trends due in part to anti-selection resulting from inadequate rates and higher growth rates for new business, which tends to run at a higher underlying loss and LAE ratio than renewal business. In addition, Alliance United’s results since the acquisition date include adverse loss and LAE reserve development of $7.7 million, net of anticipated indemnification recoveries of $5.9 million, related to periods prior to the acquisition date. Several events have resulted in the historical development factors becoming less reliable in predicting how losses will ultimately emerge. For example, in fourth quarter of 2014, Alliance United’s number of claims closed without payment was significantly higher than historical levels. Subsequent to the acquisition date, the Company’s actuaries have observed a higher level of reopened claims compared to historical levels. In addition, payment development patterns, as well as claim severity patterns, may have been influenced by an inadequate level of claims adjusters, as staffing levels for Alliance United’s claims adjusters were not able to keep pace with Alliance United’s growth rate prior to and after the acquisition date and the recent spike in frequency. See MD&A, “Loss and LAE Reserve Development,” for additional discussion on how changes in business processes may influence development patterns. The Company is taking various actions to address Alliance United’s performance, including increasing the staffing levels for claims adjusters, slowing growth rates for new business, various agency management actions and filing and implementing rate increases.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Overall
2015 Compared with 2014
The Property & Casualty Insurance segment reported Segment Net Operating Income of $26.7 million for the year ended December 31, 2015, compared to $24.9 million in 2014. Segment Net Operating Income improved by $1.8 million due primarily to the impact of write-offs of internal use software, lower insurance expenses as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of earned premiums and a lower level of favorable loss and LAE reserve development.
Earned Premiums in the Property & Casualty Insurance segment increased by $165.7 million. Excluding the $272.9 million impact from Alliance United, earned premiums decreased by $107.2 million, as lower volume accounted for a decrease of $138.4 million, while higher average earned premium accounted for an increase of $31.2 million. Excluding Alliance United, the lower volume was driven primarily by personal automobile insurance and homeowners insurance, which had volume decreases of $99.9 million and $32.0 million, respectively. Excluding Alliance United, the increase in average earned premium was driven primarily by personal automobile insurance and homeowners insurance, which had increases of $23.3 million and $5.9 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $0.6 million for the year ended December 31, 2015, compared to the same period in 2014, due primarily to higher investment income from Equity Method Limited Liability Investments, higher yields on fixed income securities and investment income from the investments acquired from the acquisition of and, the capital contributed to, Alliance United, partially offset by lower dividends on equity securities and lower levels of allocated investments resulting from a decline in the level of capital needed to support the legacy business. The Property & Casualty Insurance segment reported Net Investment Income from Equity Method Limited Liability Investments of $11.9 million in 2015, compared to $8.4 million in 2014.
Underlying losses and LAE as a percentage of earned premiums were 73.2% in 2015, an increase of 5.5 percentage points, compared to 2014. Alliance United, which runs at a higher underlying losses and LAE ratio but lower insurance expense ratio, added 4.8 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 68.4% in 2015, compared to 67.7% in 2014, or an increase of 0.7 percentage points, as personal automobile insurance, homeowners insurance and commercial automobile insurance deteriorated, while other personal insurance improved. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $64.5 million in 2015, compared to $96.5 million in 2014, which is a decrease of $32.0 million due primarily to two catastrophe events in 2014 that exceeded $10.0 million of losses and LAE, compared to no such events in 2015, partially offset by an increase in the number of catastrophe events in 2015 with losses and LAE less than $5 million. Excluding the impact of Alliance United, favorable loss and LAE reserve development (including catastrophe reserve development) was $20.6 million in 2015, compared to $54.4 million in 2014.
Insurance expenses, including write-offs of long-lived assets, were $379.2 million in 2015, compared to $408.3 million in 2014, which is a decrease of $29.1 million due primarily to the impact of write-offs of internal use software, lower variable costs in line with a general decline in the size of the Company’s legacy business and cost-cutting measures implemented by the Company, partially offset by the inclusion of Alliance United. The write-off of internal use software was $11.1 million in 2015, compared to $54.6 million in 2014. See “Write-offs of Long-lived Assets” of the MD&A for further discussion. Excluding the software write-offs, insurance expenses were $368.1 million, or 26.0% of earned premiums, in 2015, compared to $353.7 million, or 28.3% of earned premiums, in 2014. The inclusion of Alliance United accounted for a reduction of 3.0 percentage points in the segment’s overall insurance expense ratio. Insurance expenses for Alliance United include a write-off of deferred policy acquisition costs of $9.0 million due to a premium deficiency and legal expenses of $5.2 million, net of indemnification, for a certain legal matter. See Note 3, “Acquisition of Business,” to the Consolidated Financial Statements. Excluding the impact of the software write-offs and Alliance United, insurance expenses decreased by $24.2 million in 2015, compared to 2014, but increased, as a percentage of earned premiums, from 28.3% in 2014 to 28.8% in 2015. The increase in the ratio was due primarily to the reduction in legacy earned premiums outpacing the reduction in fixed costs.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement. Tax-exempt investment income and dividends received

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
deductions were $22.6 million in 2015, compared to $20.9 million in 2014. Indemnification recoveries result in an adjustment to the tax purchase price and are excluded from the determination of taxable income and income tax expense. Estimated indemnification recoveries recognized in earnings were $10.4 million in 2015, of which $5.9 million has been reported as a reduction of Incurred Losses and LAE and $4.5 million has been recorded as a reduction of Insurance Expenses.
2014 Compared with 2013
The Property & Casualty Insurance segment reported Segment Net Operating Income of $24.9 million in 2014, compared to $100.6 million in 2013. Segment Net Operating Income decreased by $75.7 million due primarily to the write-off of certain internal use software during the third quarter of 2014, higher incurred catastrophe losses and LAE (excluding reserve development), lower net investment income and higher insurance expenses as a percentage of earned premiums, partially offset by lower underlying losses and LAE as a percentage of earned premiums. See MD&A, “Write-offs of Long-lived Assets” for more information related to the internal use software write-off.
Earned Premiums in the Property & Casualty Insurance segment decreased by $143.4 million, as lower volume accounted for a decrease of $211.4 million, while higher average earned premium accounted for an increase of $68.0 million. The lower volume was driven primarily by personal automobile insurance and homeowners insurance, which had volume decreases of $167.6 million and $39.8 million, respectively. The increase in average earned premium was also driven primarily by personal automobile insurance and homeowners insurance, which had increases of $39.9 million and $26.0 million, respectively. The decrease in premium volume was on both new business production and retention levels and was due primarily to the rate and resegmentation efforts of the Company in the past few years. The Company had undertaken various actions to improve its retention and new business production, including moderating rate increases in its more recent rate filings due to the improvement in profitability of the book of business.
Net Investment Income in the Property & Casualty Insurance segment decreased by $18.2 million in 2014, compared to 2013, due primarily to lower investment income from Equity Method Limited Liability Investments, lower yields on fixed maturities and lower levels of investments resulting from a decline in the scale of the business. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $8.4 million in 2014, compared to $16.5 million in 2013.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

DOLLARS IN MILLIONS	2015	2014	2013
Net Premiums Written	$1,030.5	$789.0	$914.2
Earned Premiums	$1,027.7	$831.4	$959.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$820.4	$616.0	$741.7
Catastrophe Losses and LAE	6.7	12.7	7.6
Prior Years:
Non-catastrophe Losses and LAE	(1.5)	(31.0)	(29.9)
Catastrophe Losses and LAE	(0.3)	(0.6)	(0.2)
Total Incurred Losses and LAE	$825.3	$597.1	$719.2
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	79.7%	74.1%	77.3%
Current Year Catastrophe Losses and LAE Ratio	0.7	1.5	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	(0.1)	(3.7)	(3.1)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—
Total Incurred Loss and LAE Ratio	80.3%	71.8%	75.0%
2015 Compared with 2014
Earned premiums in personal automobile insurance increased by $196.3 million. Excluding the $272.9 million impact from Alliance United, earned premiums decreased by $76.6 million as lower volume accounted for a decrease of $99.9 million, while higher average earned premium accounted for an increase of $23.3 million. The run-off of the direct-to-consumer business accounted for approximately 24% of the decrease in earned premiums attributed to lower volume.
Incurred losses and LAE were $825.3 million, or 80.3% of earned premiums, in 2015, compared to $597.1 million, or 71.8% of earned premiums, in 2014. Excluding the $261.0 million impact from Alliance United, incurred losses and LAE were $564.3 million, or 74.8% of related earned premiums, in 2015, compared to $597.1 million, or 71.8% of earned premiums, in 2014. Excluding Alliance United, incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums on the nonstandard book of business, partially offset by lower incurred catastrophe losses and LAE (excluding reserve development) and lower underlying losses and LAE as a percentage of earned premiums on the preferred book. Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 75.1% in 2015, compared to 74.1% in 2014, which was an increase of 1.0 percentage point due primarily to higher frequency of claims in the nonstandard book and higher severity of losses on most coverages in the preferred book and property damage losses in the nonstandard book, partially offset by higher average earned premium across both books, lower frequency of claims on bodily injury, uninsured/underinsured motorists, property damage and comprehensive coverages in the preferred book and lower severity of bodily injury losses in the nonstandard book.
Catastrophe losses and LAE (excluding reserve development) were $6.7 million in 2015, compared to $12.7 million in 2014. Excluding the impact of Alliance United, favorable loss and LAE reserve development was $9.5 million in 2015, compared to $31.6 million in 2014.
2014 Compared with 2013
Earned premiums in personal automobile insurance decreased by $127.7 million as lower volume accounted for a decrease of $167.6 million, while higher average earned premium accounted for an increase of $39.9 million. The run-off of the direct-to-consumer business accounted for approximately 20% of the decrease in earned premiums attributed to lower volume.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Incurred losses and LAE were $597.1 million, or 71.8% of earned premiums, in 2014, compared to $719.2 million, or 75.0% of earned premiums, in 2013. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a higher level of favorable loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 74.1% in 2014, compared to 77.3% in 2013, which was an improvement of 3.2 percentage points due primarily to the impact of pricing and underwriting actions taken by the Company, lower severity of bodily injury losses and lower frequency of claims across most liability coverages, partially offset by higher severity of losses on most coverages except bodily injury.
Catastrophe losses and LAE (excluding reserve development) were $12.7 million in 2014, compared to $7.6 million in 2013. Favorable loss and LAE reserve development was $31.6 million in 2014, compared to $30.1 million in 2013.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

DOLLARS IN MILLIONS	2015	2014	2013
Net Premiums Written	$276.0	$296.5	$320.9
Earned Premiums	$286.3	$312.4	$326.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$145.1	$156.5	$170.4
Catastrophe Losses and LAE	55.4	80.8	38.2
Prior Years:
Non-catastrophe Losses and LAE	(3.3)	(1.5)	(8.9)
Catastrophe Losses and LAE	(7.5)	(13.3)	(11.2)
Total Incurred Losses and LAE	$189.7	$222.5	$188.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.7%	50.1%	52.2%
Current Year Catastrophe Losses and LAE Ratio	19.4	25.9	11.7
Prior Years Non-catastrophe Losses and LAE Ratio	(1.2)	(0.5)	(2.7)
Prior Years Catastrophe Losses and LAE Ratio	(2.6)	(4.3)	(3.4)
Total Incurred Loss and LAE Ratio	66.3%	71.2%	57.8%
2015 Compared with 2014
Earned premiums in homeowners insurance decreased by $26.1 million as lower volume accounted for a decrease of $32.0 million, while higher average earned premium accounted for an increase of $5.9 million.
Incurred losses and LAE were $189.7 million, or 66.3% of earned premiums, in 2015, compared to $222.5 million, or 71.2% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due to lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.7% in 2015, compared to 50.1% in 2014, which was an increase of 0.6 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims and higher average earned premium.
Catastrophe losses and LAE (excluding reserve development) were $55.4 million in 2015, compared to $80.8 million in 2014. Favorable loss and LAE reserve development was $10.8 million in 2015, compared to $14.8 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
2014 Compared with 2013
Earned premiums in homeowners insurance decreased by $13.8 million as lower volume accounted for a decrease of $39.8 million, while higher average earned premium accounted for an increase of $26.0 million.
Incurred losses and LAE were $222.5 million, or 71.2% of earned premiums, in 2014, compared to $188.5 million, or 57.8% of earned premiums, in 2013. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development) and a lower level of favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.1% in 2014, compared to 52.2% in 2013, which was an improvement of 2.1 percentage points due primarily to the impact of pricing and underwriting actions taken by the Company, partially offset by higher frequency of claims and higher severity of losses.
Catastrophe losses and LAE (excluding reserve development) were $80.8 million in 2014, compared to $38.2 million in 2013. Favorable loss and LAE reserve development was $14.8 million in 2014, compared to $20.1 million in 2013.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

DOLLARS IN MILLIONS	2015	2014	2013
Net Premiums Written	$54.1	$55.6	$53.7
Earned Premiums	$54.5	$54.8	$52.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$45.7	$44.6	$43.7
Catastrophe Losses and LAE	0.2	0.2	0.1
Prior Years:
Non-catastrophe Losses and LAE	1.8	(2.6)	(3.0)
Catastrophe Losses and LAE	—	—	—
Total Incurred Losses and LAE	$47.7	$42.2	$40.8
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	83.8%	81.3%	83.5%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	3.3	(4.7)	(5.7)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	87.5%	77.0%	78.0%
2015 Compared with 2014
Earned premiums in commercial automobile insurance decreased by $0.3 million in 2015, compared to 2014, due primarily to a slight decrease in volume, nearly offset by an increase in average earned premium.
Incurred losses and LAE were $47.7 million, or 87.5% of earned premiums, in 2015, compared to $42.2 million, or 77.0% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due primarily to adverse loss and LAE reserve development in 2015, compared to favorable development in 2014 and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 83.8% in 2015, compared to 81.3% in 2014, which was an increase of 2.5 percentage points due primarily to higher frequency of losses across all coverages, particularly bodily injury, partially offset by lower severity of losses across most coverages, particularly bodily injury and comprehensive. Adverse loss and LAE reserve development was $1.8 million in 2015, compared to favorable development of $2.6 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
2014 Compared with 2013
Earned premiums in commercial automobile insurance increased by $2.5 million due to higher volume with average earned premium remaining consistent. Incurred losses and LAE were $42.2 million, or 77.0% of earned premiums, in 2014, compared to $40.8 million, or 78.0% of earned premiums, in 2013.
Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, partially offset by a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 81.3% in 2014, compared to 83.5% in 2013, which was an improvement of 2.2 percentage points due primarily to lower severity of losses across most coverages, partially offset by higher frequency of claims across most coverages.
Favorable loss and LAE reserve development was $2.6 million in 2014, compared to $3.0 million in 2013.
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

DOLLARS IN MILLIONS	2015	2014	2013
Net Premiums Written	$45.6	$48.0	$53.4
Earned Premiums	$46.7	$50.9	$55.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$23.4	$28.1	$24.4
Catastrophe Losses and LAE	2.2	2.8	1.2
Prior Years:
Non-catastrophe Losses and LAE	(2.0)	(3.5)	(3.7)
Catastrophe Losses and LAE	(0.1)	(1.9)	(1.1)
Total Incurred Losses and LAE	$23.5	$25.5	$20.8
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.1%	55.2%	44.1%
Current Year Catastrophe Losses and LAE Ratio	4.7	5.5	2.2
Prior Years Non-catastrophe Losses and LAE Ratio	(4.3)	(6.9)	(6.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	(3.7)	(2.0)
Total Incurred Loss and LAE Ratio	50.3%	50.1%	37.6%
2015 Compared with 2014
Earned premiums in other personal insurance decreased by $4.2 million as lower volume accounted for a decrease of $5.5 million, while higher average earned premium accounted for an increase of $1.3 million.
Incurred losses and LAE were $23.5 million, or 50.3% of earned premiums, in 2015, compared to $25.5 million, or 50.1% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums and lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 50.1% in 2015, compared to 55.2% in 2014, which was an improvement of 5.1 percentage points due primarily to lower frequency of umbrella claims, partially offset by higher severity of losses across all coverages.
Catastrophe losses and LAE (excluding reserve development) were $2.2 million in 2015, compared to $2.8 million in 2014. Favorable loss and LAE reserve development was $2.1 million in 2015, compared to $5.4 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
2014 Compared with 2013
Earned premiums in other personal insurance decreased by $4.4 million as lower volume accounted for a decrease of $6.6 million, while higher average earned premium accounted for an increase of $2.2 million.
Incurred losses and LAE were $25.5 million, or 50.1% of earned premiums, in 2014, compared to $20.8 million, or 37.6% of earned premiums, in 2013. Incurred losses and LAE as a percentage of earned premiums increased due to higher underlying losses and LAE as a percentage of earned premiums and higher catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 55.2% in 2014, compared to 44.1% in 2013, which was an increase of 11.1 percentage points due primarily to higher severity of losses and frequency of claims across most coverages.
Catastrophe losses and LAE (excluding reserve development) were $2.8 million in 2014, compared to $1.2 million in 2013. Favorable loss and LAE reserve development was $5.4 million in 2014, compared to $4.8 million in 2013.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2015	2014	2013
Earned Premiums:
Life	$374.1	$387.6	$392.7
Accident and Health	144.9	148.6	161.4
Property	75.4	76.5	78.8
Total Earned Premiums	594.4	612.7	632.9
Net Investment Income	214.2	218.7	209.9
Other Income	2.4	0.9	0.2
Total Revenues	811.0	832.3	843.0
Policyholders’ Benefits and Incurred Losses and LAE	381.3	374.4	387.9
Insurance Expenses	320.0	316.0	318.2
Operating Profit	109.7	141.9	136.9
Income Tax Expense	(38.0)	(50.1)	(47.6)
Segment Net Operating Income	$71.7	$91.8	$89.3
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2015	Dec 31, 2014
Insurance Reserves:
Future Policyholder Benefits	$3,278.4	$3,214.7
Incurred Losses and LAE Reserves:
Life	41.2	38.8
Accident and Health	21.4	20.2
Property	5.2	4.5
Total Incurred Losses and LAE Reserves	67.8	63.5
Insurance Reserves	$3,346.2	$3,278.2
2015 Compared with 2014
Earned Premiums in the Life & Health Insurance segment decreased by $18.3 million for the year ended December 31, 2015, compared to the same period in 2014. Earned premiums on life insurance decreased by $13.5 million in 2015, compared to 2014, due primarily to an adjustment of $7.6 million recorded in 2015 to correct deferred premium reserves on certain limited pay life insurance policies and lower volume. Excluding the adjustment, earned premiums on life insurance decreased by $5.9 million as a decrease of $8.9 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was partially offset by an increase of $3.0 million from life insurance products offered by Reserve National Insurance Company (“Reserve National”) due in part to the impact of the expansion of its distribution channels. Earned premiums on accident and health insurance decreased by $3.7 million in 2015, compared to 2014, due primarily to lower volume resulting from the non-renewal and run-off of certain health insurance products largely due to the impact of the Health Care Acts, partially offset by higher volume of supplemental health insurance products and higher average earned premium. In particular, provisions, effective in 2014, prohibiting the renewal of certain policies issued by Reserve National after the issuance of the Health Care Acts and also establishing health insurance exchanges, and a provision that sets minimum loss ratios for certain health insurance policies have adversely impacted Reserve National’s business. Such affected health insurance products (the “HCA Affected Products”) accounted for $20.4 million, or 14%, of the segment’s accident and health insurance earned premiums in 2015 and $30.8 million, or 21%, of the segment’s accident and health insurance earned premiums in 2014. Reserve National has adapted its business model in response to the Health Care Acts, has ceased selling HCA Affected Products at the end of 2011, and has transitioned its sales to supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts. Earned premiums on property insurance decreased by $1.1 million in 2015, compared to 2014, due primarily to lower volume of insurance, partially offset by higher premium rates in a few states.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Net Investment Income decreased by $4.5 million for the year ended December 31, 2015, compared to the same period in 2014, due primarily to lower investment income from other equity interests, partially offset by higher investment income from fixed income securities and Equity Method Limited Liability Investments. Investment income from other equity interests in 2014 included dividend income of $21.4 million from one company that had sold substantially all of its operations. Investment income from fixed income securities increased by $8.8 million due to higher yields and higher levels of investments. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investments in fixed maturities was approximately 5.8% and 5.7% at December 31, 2015 and 2014, respectively. A protracted low interest rate environment could adversely impact the weighted-average book yield on these subsidiaries’ investments in fixed maturities. For example, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline if new money is invested at yields below the portfolio rate. Also, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline, to the extent that investments maturing over the next five years are not used for such purposes as paying claims and expenses, if the reinvested portion is at a yield that is lower than the book yield of the maturing investment. The subsidiaries’ investments in fixed maturities that are maturing over the next five years totaled $607.5 million at December 31, 2015. The weighted-average book yield on such investments was 8.3% at December 31, 2015. The reinvestment rate for the subsidiaries’ investments in fixed maturities was approximately 8.0% in 2015 with an average duration of 4.6 years at December 31, 2015. Net investment income from Equity Method Limited Liability Investments was $5.4 million in 2015, compared to net investment loss of $0.4 million in 2014, which is an increase of $5.8 million due primarily to higher investment returns on two distressed debt funds.
Operating Profit in the Life & Health Insurance segment was $109.7 million before income taxes for the year ended December 31, 2015, compared to $141.9 million in 2014. Policyholders’ Benefits and Incurred Losses and LAE increased by $6.9 million in 2015 due primarily to higher policyholders’ benefits on life insurance and higher incurred losses and LAE on property insurance. Policyholders’ benefits on life insurance were $274.9 million in 2015, compared to $268.7 million in 2014, an increase of $6.2 million due primarily to higher death claims and a lower lapse ratio related to insurance policies issued by KHSC and higher volume of insurance from policies issued by Reserve National. Incurred accident and health insurance losses were $80.8 million, or 55.8% of accident and health insurance earned premiums, in 2015, compared to $81.1 million, or 54.6% of accident and health insurance earned premiums, in 2014. Incurred accident and health insurance losses increased as a percentage of earned premiums due primarily to higher average claim costs, partially offset by the impact of a change in business mix resulting from the non-renewal and run-off of certain health insurance products with higher loss ratios and the issuance of supplemental insurance products with lower loss ratios. Incurred losses and LAE on property insurance were $25.6 million, or 34.0% of property insurance earned premiums, in 2015, compared to $24.6 million, or 32.2% of property insurance earned premiums, in 2014. Underlying losses and LAE on property insurance were $20.4 million, or 27.1% of property insurance earned premiums, in 2015, compared to $21.7 million, or 28.4% of property insurance earned premiums, in 2014 and decreased due primarily to lower frequency and severity of fire insurance losses, partially offset by higher severity of losses from storms that were not large enough to be classified as a catastrophe by ISO. Catastrophe losses and LAE (excluding development) were $3.8 million in 2015, compared to $2.0 million in 2014. Unfavorable loss and LAE reserve development was $1.4 million in 2015, compared to $0.9 million in 2014. Insurance Expenses in the Life & Health Insurance segment increased by $4.0 million due primarily to higher legal costs and costs incurred in connection with a project to digitize historical records, partially offset by lower salary expenses from a lower level of field staff managers and district managers resulting from a consolidation of The Kemper Home Service Companies’ field operations substantially completed in the first quarter of 2015 and lower agent incentive conference expense. Segment Net Operating Income in the Life & Health Insurance segment was $71.7 million for the year ended December 31, 2015, compared to $91.8 million in 2014.
2014 Compared with 2013
Earned Premiums in the Life & Health Insurance segment decreased by $20.2 million for the year ended December 31, 2014, compared to 2013. Earned premiums on life insurance decreased by $5.1 million in 2014, compared to 2013, due primarily to a lower volume of insurance, as a decrease of $12.6 million from life insurance products offered by KHSC was partially offset by an increase of $7.5 million from life insurance products offered by Reserve National. Earned premiums on accident and health insurance decreased by $12.8 million in 2014, compared to 2013, due primarily to lower volume of insurance resulting primarily from the run-off of certain health insurance products largely due to the impact of the Health Care Acts, partially offset by higher volume of supplemental health insurance products. HCA Affected Products accounted for $30.8 million, or 21%, of the Life & Health Insurance segment’s accident and health insurance earned premiums in 2014 and $49.6 million, or 31%, of the Life & Health Insurance segment’s accident and health insurance earned

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
premiums in 2013. Earned premiums on property insurance decreased by $2.3 million in 2014, compared to 2013, due primarily to lower volume, partially offset by higher average premium.
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
Operating Profit in the Life & Health Insurance segment was $141.9 million before taxes for the year ended December 31, 2014, compared to $136.9 million in 2013. Policyholders’ Benefits and Incurred Losses and LAE decreased by $13.5 million in 2014 due primarily to lower incurred accident and health insurance losses, lower underlying losses on property insurance, lower catastrophe losses and LAE and lower policyholders’ benefits on life insurance, partially offset by an unfavorable impact of property insurance reserve development. Incurred accident and health insurance losses were $81.1 million, or 54.6% of accident and health insurance earned premiums, in 2014, compared to $90.9 million, or 56.3% of accident and health insurance earned premiums, in 2013. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to a change in business mix from the aforementioned run-off of certain health insurance products. Incurred losses and LAE on property insurance were $24.6 million, or 32.2% of property insurance earned premiums, in 2014, compared to $27.4 million, or 34.8% of property insurance earned premiums, in 2013. Underlying losses and LAE on property insurance were $21.7 million, or 28.4% of property insurance earned premiums, in 2014, compared to $25.6 million, or 32.5% of property insurance earned premiums, in 2013 and decreased due primarily to lower frequency and severity of insurance losses. Catastrophe losses and LAE (excluding reserve development) were $2.0 million in 2014, compared to $3.6 million in 2013. Unfavorable loss and LAE reserve development was $0.9 million in 2014, compared to favorable loss and LAE reserve development of $1.8 million in 2013. Favorable loss and LAE reserve development in 2013 resulted primarily from a final assessment issued by the Mississippi Windstorm Underwriting Association (“MWUA”) that reduced KHSC’s share of MWUA’s losses for the 2004 through 2006 policy periods by $2.0 million. Policyholders’ benefits on life insurance were $268.7 million in 2014, compared to $269.6 million in 2013, which is a decrease of $0.9 million due primarily to a lower provision for future policyholders’ benefits and lower death claims related to insurance policies issued by KHSC, partially offset by the higher volume of insurance from policies issued by Reserve National. Insurance Expenses in the Life & Health Insurance segment decreased by $2.2 million in 2014, compared to 2013, due primarily to lower non-deferrable career agent incentive compensation and service commissions, lower legal costs and lower salary expense from the capitalization of certain salaries in connection with an internal use software project, partially offset by higher commissions and other expenses resulting from the expansion of Reserve National’s distribution channels. Segment Net Operating Income in the Life & Health Insurance segment was $91.8 million for the year ended December 31, 2014, compared to $89.3 million in 2013.
Unclaimed Property
Certain state insurance regulators, legislators and treasurers/controllers are involved in an array of initiatives that could result in significant changes to the application of unclaimed property laws and related claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack the legal authority to impose new requirements where such requirements have the effect of changing the terms of existing life insurance contracts. See Item 1A., “Risk Factors,” under the caption “Unclaimed Property Risk Factor,” MD&A, “Liquidity and Capital Resources,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for additional information about these matters.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$236.2	$227.4	$235.5
Dividends on Equity Securities	32.4	59.9	38.0
Equity Method Limited Liability Investments	19.0	9.0	26.4
Fair Value Option Investments	0.2	(0.7)	—
Short-term Investments	0.4	0.6	0.1
Loans to Policyholders	21.1	20.5	19.8
Real Estate	11.9	12.1	20.8
Other	—	0.1	—
Total Investment Income	321.2	328.9	340.6
Investment Expenses:
Real Estate	11.3	11.3	18.3
Other Investment Expenses	7.3	8.5	7.6
Total Investment Expenses	18.6	19.8	25.9
Net Investment Income	$302.6	$309.1	$314.7
2015 Compared with 2014
Net Investment Income decreased by $6.5 million for the year ended December 31, 2015, compared to 2014, due primarily to lower Dividends on Equity Securities, partially offset by higher income on Equity Method Limited Liability Investments and higher Interest and Dividends on Fixed Maturities. Dividends on Equity Securities decreased by $27.5 million. Dividends on Equity Securities in 2014 included dividend income of $21.8 million from one company that had sold substantially all of its operations. Investment income from Equity Method Limited Liability Investments increased by $10.0 million due primarily to higher returns on two distressed debt funds. Interest and Dividends on Fixed Maturities increased by $8.8 million due primarily to higher yields.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Fixed Maturities:
Gains on Sales	$16.1	$7.0	$30.9
Losses on Sales	(1.1)	(0.2)	(0.4)
Equity Securities:
Gains on Sales	39.2	33.1	21.8
Losses on Sales	(1.6)	(2.0)	(0.5)
Equity Method Limited Liability Investments:
Gains on Sales	—	—	2.5
Real Estate:
Gains on Sales	—	—	44.2
Losses on Sales	(0.2)	(0.2)	—
Other Investments:
Gain on Sale of Subsidiary	—	1.6	—
Gains on Sales	—	—	0.1
Losses on Sales	—	(0.1)	(0.1)
Trading Securities Net Gains (Losses)	(0.3)	(0.1)	0.6
Net Realized Gains on Sales of Investments	$52.1	$39.1	$99.1
Gross Gains on Sales	$55.3	$41.7	$99.5
Gross Losses on Sales	(2.9)	(2.5)	(1.0)
Net Gains (Losses) on Trading Securities	(0.3)	(0.1)	0.6
Net Realized Gains on Sales of Investments	$52.1	$39.1	$99.1
Fixed Maturities
In 2013, the Company sold several corporate bonds and notes in conjunction with a comprehensive review of the prospects of each issuer in the Company’s publicly-traded corporate bond portfolio. Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2013 include realized gains of $24.8 million from such sales. Other sales activity in 2015, 2014 and 2013 was due to normal portfolio management.
Equity Securities
In 2015, the Company sold $149.9 million of equity securities due to portfolio allocation adjustments and tax planning initiatives. The Company recognized Gains on Sales of Equity Securities of $31.4 million and Losses on Sales of Equity Securities of $0.7 million resulting from such sales.
In 2014, the Company sold certain common stocks and other equity interests to reduce a concentration with an external investment manager and to accelerate utilization of net operating loss carryforwards. Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2014 include net realized gains of $21.6 million from such sales.
In 2013, the Company sold certain common stocks to accelerate the utilization of net operating loss carryforwards. Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2013 include realized gains of $19.8 million from such sales.
Other sales activity in 2015, 2014 and 2013 was due to normal portfolio management.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Real Estate
In 2013, the Company sold the building where Kemper’s corporate offices are headquartered and recognized a realized gain of $43.6 million. The sale was part of an effort to reduce the Company’s real estate exposure and reduce the real estate portfolio’s concentration risk.
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Information pertaining to Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 is presented below.

	2015		2014		2013
DOLLARS IN MILLIONS	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties
Fixed Maturities	$(11.5)	9	$(5.7)	21	$(10.3)	5
Equity Securities	(15.7)	25	(7.1)	22	(3.6)	11
Real Estate	—	—	(2.4)	1	—	—
Net Impairment Losses Recognized in Earnings	$(27.2)		$(15.2)		$(13.9)
Fixed Maturities
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2015 related to Investments in Fixed Maturities include losses of $4.3 million due to the Company’s intent to sell or requirement to sell bonds of four issuers and credit losses of $7.2 million from other-than-temporary declines in the fair values of investments in fixed maturities of six issuers.
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2014 related to Investments in Fixed Maturities include losses of $0.4 million due to the Company’s intent to sell or requirement to sell bonds of 18 issuers and credit losses of $5.3 million from other-than-temporary declines in the fair values of investments in fixed maturities of three issuers.
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2013 related to Investments in Fixed Maturities include losses of $0.8 million due to the Company’s intent to sell or requirement to sell bonds of two issuers and credit losses of $9.5 million from other-than-temporary declines in the fair values of investments in fixed maturities of three issuers.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2015, 2014 and 2013 is presented below.

DOLLARS IN MILLIONS	2015	2014	2013
Recognized in Consolidated Statements of Income:
Gains on Sales	$55.3	$40.1	$99.5
Losses on Sales	(2.9)	(2.5)	(1.0)
Net Impairment Losses Recognized in Earnings	(27.2)	(15.2)	(13.9)
Gain on Sale of Subsidiary	—	1.6	—
Net Gains (Losses) on Trading Securities	(0.3)	(0.1)	0.6
Net Gain Recognized in Consolidated Statements of Income	24.9	23.9	85.2
Recognized in Other Comprehensive Income (Loss)	(178.7)	233.6	(362.6)
Total Comprehensive Investment Gains (Losses)	$(153.8)	$257.5	$(277.4)
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2015, 90% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; a rating of AAA, AA, A or BBB from Fitch; or a rating from the NAIC of 1 or 2. The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2015 and 2014:

NAIC Rating	S&P Equivalent Rating	Dec 31, 2015		Dec 31, 2014
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,222.5	66.4%	$3,249.3	68.0%
2	BBB	1,149.0	23.7	1,156.4	24.2
3-4	BB, B	222.4	4.6	166.7	3.5
5-6	CCC or Lower	258.4	5.3	205.2	4.3
Total Investments in Fixed Maturities		$4,852.3	100.0%	$4,777.6	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $16.5 million and $5.6 million at December 31, 2015 and 2014, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2015 and 2014:

	Dec 31, 2015		Dec 31, 2014
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$320.6	5.0%	$345.5	5.4%
States and Political Subdivisions:
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	93.7	1.5	85.4	1.3
States	605.0	9.4	644.6	10.0
Political Subdivisions	172.1	2.7	141.1	2.2
Revenue Bonds	751.8	11.7	606.0	9.4
Total Investments in Governmental Fixed Maturities	$1,943.2	30.3%	$1,822.6	28.3%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The Company’s short-term investments primarily consist of U.S Treasuries, overnight repurchase agreements, money market funds, overnight interest bearing accounts and certificates of deposit. At December 31, 2015, the Company had $84.6 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities, $50.1 million of certificates of deposit issued by a single bank, $78.7 million invested in overnight interest bearing accounts with one of the Company’s custodial banks and $21.6 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2015 and 2014:

	Dec 31, 2015		Dec 31, 2014
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,160.4	18.0%	$1,247.4	19.4%
Finance, Insurance and Real Estate	707.4	11.0	785.6	12.2
Services	374.4	5.8	305.0	4.7
Transportation, Communication and Utilities	334.4	5.2	312.9	4.9
Mining	139.7	2.2	139.7	2.2
Retail Trade	91.1	1.4	74.5	1.2
Wholesale Trade	80.6	1.3	69.7	1.1
Agriculture, Forestry and Fishing	20.6	0.3	15.3	0.2
Other	0.5	—	4.9	0.1
Total Investments in Non-governmental Fixed Maturities	$2,909.1	45.2%	$2,955.0	46.0%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2015.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	389	$884.7
$5 -$10	108	766.0
$10 - $20	66	920.9
$20 - $30	11	271.3
Greater Than $30	2	66.2
Total	576	$2,909.1

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s ten largest exposures, excluding investments in U.S. Government and Government Agencies and Authorities, pre-refunded municipal bonds and Short-term Investments, at December 31, 2015.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$109.8	1.7%
Georgia	79.2	1.2
Ohio	78.0	1.2
Michigan	76.9	1.2
Florida	66.5	1.0
Colorado	66.3	1.0
Wisconsin	59.3	0.9
Louisiana	54.5	0.8
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	77.8	1.2
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	58.7	0.9
Total	$727.0	11.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2015 and 2014 is presented below.

	Unfunded Commitment	Reported Value in Millions
Asset Class	Dec 31, 2015	Dec 31, 2015	Dec 31, 2014
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$90.5	$93.0
Secondary Transactions	20.2	38.5	48.9
Mezzanine Debt	37.8	38.8	27.0
Growth Equity	—	4.8	5.3
Senior Debt	0.7	10.8	5.0
Leveraged Buyout	0.1	2.8	3.9
Other	—	4.4	1.7
Total Equity Method Limited Liability Investments	58.8	190.6	184.8
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	65.8	83.8	69.7
Senior Debt	17.0	37.9	21.4
Distressed Debt	12.3	18.9	18.2
Secondary Transactions	10.0	14.2	15.6
Hedge Fund	—	—	9.1
Leveraged Buyout	1.6	5.9	8.0
Other	0.9	44.8	44.2
Total Reported as Other Equity Interests at Fair Value	107.6	205.5	186.2
Reported as Fair Value Option Investments:
Hedge Fund	—	164.5	53.3
Total Investments in Limited Liability Companies and Limited Partnerships	$166.4	$560.6	$424.3
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

WRITE-OFFS OF LONG-LIVED ASSETS
In June 2015, the Company decided to cease funding for and abandon a computer software development project for the Company’s Property & Casualty Insurance segment. Accordingly, the Company recorded a charge of $11.1 million before taxes to write off such software.
In September 2014, the Company determined that it was no longer probable that certain software for the Property & Casualty Insurance segment would be completed and/or fully implemented. Accordingly, the Company recorded a charge of $54.6 million before taxes to write off such software in 2014.

INTEREST AND OTHER EXPENSES
Interest and Other Expenses was $107.6 million, $91.7 million and $100.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense in 2013, was $46.5 million, $46.9 million and $38.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Other Corporate Expenses were $61.1 million, $44.8 million and $62.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Other Corporate Expenses increased by $16.3 million for the year ended December 31, 2015, compared to 2014, due primarily to higher postretirement benefit costs and, to a lesser extent, higher compensation expense. Other Corporate Expenses decreased by $17.6 million for the year ended December 31, 2014, compared to 2013, due primarily to lower postretirement benefit costs.
As shown in Note 16, “Pension Benefits,” the Company recognized an actuarial gain of $47.5 million related to its qualified defined benefit pension plan in 2015. The Accumulated Actuarial Loss included in Accumulated Other Comprehensive Income (“AOCI”) for such plan was $152.2 million at December 31, 2015. The actuarial gain in 2015 was due primarily to an increase in the discount rate assumed and, to a lesser extent, a change in the mortality rate assumed as a result of adopting newly-published mortality tables. Amortization of accumulated actuarial losses included as a component of pension expense is anticipated to decrease by $12.6 million in 2016, compared to 2015.
In 2016, the Company is changing its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company is electing to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation or accumulated postretirement benefit obligation, as relevant, at the beginning of the period. The change provides a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company will account for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, will recognize its effect prospectively in 2016. The Company anticipates that the change in method for estimating the interest and service cost components will decrease pension expense by $5.4 million in 2016, but will have no impact on the measurement of benefit obligations.
INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, interest related to unrecognized tax benefits, estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $27.9 million, $25.6 million and $30.1 million in 2015, 2014 and 2013, respectively. Estimated indemnification recoveries recognized in earnings result in an adjustment in the tax purchase price and are excluded from the determination of taxable income and income tax expense. Such recoveries were $10.4 million for the year ended December 31, 2015. Tax expense for the year ended December 31, 2015 includes an interest benefit of $2.1 million, including an interest benefit of $2.3 million from the settlement of certain tax years. See Note 15, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of such settlement. State income tax expense, net of federal benefit, from continuing operations was $0.6 million, $0.6 million and $0.2 million in 2015, 2014 and 2013, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES
Debt
In June 2015, Kemper amended and restated its $225.0 million, unsecured, revolving credit agreement to, among other things, extend the expiration date to June 2, 2020. Prior to the amendment, the credit agreement was scheduled to expire on March 7, 2016. The credit agreement, as amended and restated, provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement, as amended and restated, contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the credit agreement, as amended and restated, may be used for general corporate purposes, including repayment of existing indebtedness. Kemper did not borrow under its credit agreement during 2015, 2014 and 2013. There were no outstanding borrowings under the credit agreement at December 31, 2015, and accordingly, $225.0 million was available for future borrowings.
In February 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025. The net proceeds of the issuance were $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% Senior Notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes in the first quarter of 2015 from the early redemption of these senior notes.
The outstanding principal balance of Kemper’s debt was $750.6 million at December 31, 2015, of which, $360 million is scheduled to mature on May 15, 2017 (the “2017 Debt”), $250 million is scheduled to mature on February 15, 2025 (the “2025 Debt”) and $150 million is scheduled to mature on February 27, 2054 (the “2054 Debt”). The 2017 Debt and 2025 Debt are currently redeemable at Kemper’s option at specified redemption prices. The 2054 Debt was issued in 2014 and is subordinated to the 2017 Debt and 2025 Debt. Kemper cannot redeem the 2054 Debt prior to February 27, 2019 unless certain tax or rating agency events have occurred. See Note 7, “Debt,” to the Consolidated Financial Statements for additional information regarding Kemper’s debt.
Trinity and United Insurance are members of the Federal Home Loan Bank (“FHLB”) of Dallas and the FHLB of Chicago, respectively. As members, Trinity and United Insurance may obtain advances from the FHLB of Dallas and Chicago, respectively. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. From time to time, Trinity and United Insurance obtain advances from the FHLB of Dallas and Chicago, respectively, for short-term liquidity needs. In 2015, Trinity borrowed and repaid $77.5 million under its agreement with the FHLB of Dallas, and United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2015 or December 31, 2014.
Subsidiary Dividends
Under various state insurance laws, Kemper’s insurance subsidiaries may pay dividends without obtaining prior regulatory approval based upon levels of statutory capital and surplus and/or net income, as defined by the applicable state law. Kemper’s direct insurance subsidiaries paid dividends of $285.0 million, $217.5 million and $95.0 million to Kemper in 2015, 2014 and 2013, respectively. In 2016, Kemper estimates that its direct insurance subsidiaries would be able to pay $168 million in dividends to Kemper without prior regulatory approval.
In 2013, Kemper’s subsidiary, One East Wacker LLC (“One East”), sold the building where Kemper’s corporate offices are headquartered for a gain of $43.6 million before taxes. In connection with the sale, Kemper entered into a long-term operating lease for five floors of the 41-story office building, with naming and signage rights. One East’s proceeds from the sale before taxes, net of repayment of a $45 million mortgage held by Trinity and an advance of $4.0 million from Kemper, and payment of other transaction costs and liabilities, were approximately $50 million. In 2013, One East distributed $48 million of its capital in cash to Kemper. The undistributed net assets of Kemper’s non-insurance subsidiaries were not material at December 31, 2015.
Acquisition of Alliance United Group
On April 30, 2015, Kemper completed its acquisition of Alliance United in a cash transaction for a total purchase price of $71.0 million, subject to certain post-closing indemnifications. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired. Kemper contributed $30 million of additional capital in the fourth quarter of 2015 due

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
primarily to support Alliance United’s growing book of business and reductions in statutory capital resulting from the impacts of development of pre-acquisition losses and LAE and non-admission of indemnification receivables. On February 11, 2016 Kemper contributed $25 million of additional capital.
Common Stock Repurchases and Dividends to Shareholders
On August 6, 2014, the Board of Directors approved the 2014 Repurchase Program under which Kemper is authorized to repurchase up to $300 million of its common stock and terminated Kemper’s remaining authorization under the 2011 Repurchase Program.
During 2015, Kemper repurchased approximately 1.2 million shares of its common stock at an aggregate cost of $43.5 million in open market transactions under the 2014 Repurchase Program. During 2014, Kemper repurchased approximately 3.2 million shares of its common stock at an aggregate cost of $115.5 million in open market transactions under the two repurchase programs. The Company had $247.5 million of remaining capacity under the 2014 Repurchase Program at December 31, 2015. During 2013, Kemper repurchased approximately 3.0 million shares of its common stock at an aggregate cost of $100.4 million in open market transactions under the 2011 Repurchase Program.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2015. Dividends paid were $49.7 million for the year ended December 31, 2015.
Sources of Funds
Kemper directly held cash and investments totaling $341.2 million at December 31, 2015, compared to $330.3 million at December 31, 2014. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, additional capitalization of its direct insurance subsidiaries, and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums and fees from policyholders, investment income and proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims and claims-related expenses under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments, repayments of advances from the FHLBs of Dallas and Chicago and payment of dividends to Kemper. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to application of state unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or remittance of such benefits to the states under their unclaimed property laws relative to what is currently contemplated by Kemper. See Item 1A., “Risk Factors,” under the caption “Unclaimed Property Risk Factor” MD&A, “Life & Health Insurance,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for additional information about these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities increased by $81.4 million for the year ended December 31, 2015, compared to 2014. Net Cash Provided by Operating Activities increased by $11.5 million for the year ended December 31, 2014, compared to 2013.
Net Cash Used by Financing Activities was $100.8 million for the year ended December 31, 2015, compared to $19.7 million for the same period in 2014. Kemper used $357.3 million of cash to repay debt for the year ended December 31, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $98.5 million to repay the FHLB advances. Net proceeds from the issuance of debt provided $345.8 million for the year ended December 31, 2015, of which $247.3 million was related to the

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
issuance of the 2025 Senior Notes and $98.5 million from FHLB advances, compared to net proceeds of $144.0 million related to the issuance of the 2054 Subordinated Debentures in 2014. Kemper used $45.0 million of cash in 2015, including $1.5 million of cash to settle repurchases made at the end of 2014, to repurchase shares of its common stock, compared to using $114.0 million of cash to repurchase shares of its common stock in 2014. Kemper used $49.7 million of cash to pay dividends for the year ended December 31, 2015, compared to $51.8 million in 2014. The quarterly dividend rate was $0.24 per common share for each quarter of 2015 and 2014.
Net Cash Used by Financing Activities decreased by $137.0 million for the year ended December 31, 2014, compared to 2013, due primarily to net proceeds of $144.0 million in 2014 related to the issuance of the 2054 Subordinated Debentures. Kemper used $114.0 million of cash in 2014 to repurchase shares of its common stock, compared to using $100.4 million of cash to repurchase shares of its common stock in 2013. Kemper used $51.8 million of cash to pay dividends in 2014, compared to using $54.9 million of cash to pay dividends in 2013. The quarterly dividend rate was $0.24 per common share for each quarter of 2014 and 2013.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $28.6 million for the year ended December 31, 2015, compared to $104.3 million in 2014. Net cash provided by dispositions of short-term investments was $104.9 million for the year ended December 31, 2015, compared to net cash of $63.9 million used by acquisitions of short-term investments in 2014. Fixed Maturities investing activities used net cash of $53.5 million for the year ended December 31, 2015, compared to providing net cash of $20.7 million in 2014. Equity Securities investing activities provided net cash of $104.4 million for the year ended December 31, 2015, compared to using net cash of $10.1 million in 2014. Equity Method Limited Liability Investments investing activities provided net cash of $0.5 million for the year ended December 31, 2015, compared to $33.8 million in 2014. Fair Value Option Investments investing activities used net cash of $111.0 million for the year ended December 31, 2015, compared to using net cash of $54.0 million in 2014. Net cash used to acquire Alliance United was $57.6 million for the year ended December 31, 2015 compared to net cash of $8.9 million provided by the disposition of a subsidiary in 2014. Purchases of Corporate-owned Life Insurance were $7.5 million for the year ended December 31, 2015, compared to $33.5 million in 2014.
Net Cash Used by Investing Activities increased by $109.1 million for the year ended December 31, 2014, compared to 2013. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $20.7 million in 2014. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $80.1 million in 2013. Sales of Equity Securities exceeded Purchases of Equity Securities by $10.1 million in 2014. Purchases of Equity Securities exceeded Sales of Equity Securities by $31.3 million in 2013. Purchases of Fair Value Option Investments exceeded Sales of Fair Value Option Investments by $54.0 million in 2014. There were no purchases or sales of Fair Value Option Investments in 2013. In 2014, the Company made an initial purchase of $33.5 million of Corporate-owned Life Insurance. There were no purchases or sales of Corporate-owned Life Insurance for the same period in 2013. Cash provided by the sale of investment real estate was $0.9 million in 2014 compared to $102.7 million in 2013. Net cash used by acquisitions of short-term investments was $63.9 million in 2014, compared to net cash of $41.8 million provided by dispositions of short-term investments in 2013.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2015 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2016 To Dec 31, 2016	Jan 1, 2017 To Dec 31, 2018	Jan 1, 2019 To Dec 31, 2020	After Dec 31, 2020	Total
Long Term Debt Obligations	$—	$360.0	$—	$400.0	$760.0
Capital Lease Obligations	2.4	0.8	—	—	3.2
Operating Lease Obligations	17.8	28.4	14.9	14.2	75.3
Purchase Obligations	20.6	23.3	7.9	—	51.8
Life and Health Insurance Policy Benefits	270.7	450.2	428.8	6,751.1	7,900.8
Property and Casualty Insurance Reserves	508.0	261.1	49.4	44.3	862.8
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	44.1	53.0	44.7	419.7	561.5
Total Contractual Obligations	$863.6	$1,176.8	$545.7	$7,629.3	$10,215.4
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $3.8 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2015.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $176.1 million at December 31, 2015. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $3.8 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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
Valuation of Investments
The reported value of the Company’s investments was $6,429.5 million at December 31, 2015, of which $5,544.7 million, or 86%, was reported at fair value, $190.6 million, or 3%, was reported under the equity method of accounting, $288.4 million, or 5%, was reported at unpaid principal balance and $405.8 million, or 6%, was reported at cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item 1A., “Risk

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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
The fair value of the Company’s investments measured and reported at fair value was $5,544.7 million at December 31, 2015, of which $4,613.5 million, or 83%, were investments that were based on quoted market prices or significant value drivers that are observable and $931.2 million, or 17%, were investments where at least one significant value driver was unobservable. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2015 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading or for financial instruments for which a company has elected the fair value option method of accounting, a company is required to recognize changes in the fair values into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments classified as trading were $4.7 million at December 31, 2015. Both the reported and fair values of the Company’s investments accounted for under the fair value option method of accounting were $164.5 million at December 31, 2015. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2015. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized to income during the period, but rather are recognized as a separate component of AOCI until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2015. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities at December 31, 2015 are reported at fair value with changes in fair value reported in AOCI until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.
Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2015, would have decreased by $115.4 million.
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
Changes in these factors from their December 31, 2015 evaluation date could result in the Company determining that a temporary decline in the fair value of an investment held and evaluated at December 31, 2015 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $862.8 million and $733.9 million of gross loss and LAE reserves at December 31, 2015 and 2014, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS	2015	2014
Business Segments:
Property & Casualty Insurance	800.5	651.1
Life & Health Insurance	5.2	4.5
Total Business Segments	805.7	655.6
Discontinued Operations	51.0	70.2
Unallocated Reserves	6.1	8.1
Total Property and Casualty Insurance Reserves	$862.8	$733.9
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s discontinued operations are predominantly long-tailed exposures, $20.3 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2015.
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

•
Changes to claims practices, including, but not limited to, changes in the reporting and impact of large losses, timing of reported claims, changes in claims closing and re-opening patterns, adequacy of case reserves, implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;

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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Development for the years ended December 31, 2015, 2014 and 2013, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2015	2014	2013
Continuing Operations:
Property & Casualty Insurance:
Personal Automobile Insurance	$1.8	$31.6	$30.1
Homeowners Insurance	10.8	14.8	20.1
Commercial Automobile Insurance	(1.8)	2.6	3.0
Other Personal Lines	2.1	5.4	4.8
Life & Health Insurance:
Property	(1.4)	(0.9)	1.8
Total Favorable Development from Continuing Operations, Net	11.5	53.5	59.8
Discontinued Operations	8.6	3.6	4.8
Total Favorable Development, Net	$20.1	$57.1	$64.6
See MD&A, “Loss and LAE Reserve Development,” “Property & Casualty Insurance,” and “Life & Health Insurance,” for further information on development reported in the Consolidated Financial Statements.
Although development will emerge in all of the Company’s product lines, development in the Company’s personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for personal automobile insurance losses and LAE to changes in the cumulative development factors, for each quarterly evaluation point the Company’s actuaries calculated the variability of cumulative development factors observed in the incurred loss development methodology using one standard deviation. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves under the incurred development method for personal automobile insurance. Assuming that the Company’s personal automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and the variability in the cumulative development factors occurred within one standard deviation, the Company estimates that the Company’s personal automobile insurance loss and LAE reserves could have varied by $65.2 million in either direction at December 31, 2015 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2015 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
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
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2015. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2015 by $90.5 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2015 by $72.5 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2015 by $5.2 million, while a one–percentage point increase in the rate would decrease pension expense by $5.2 million for the same period.
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
All recently issued accounting pronouncements with effective dates prior to January 1, 2016 have been adopted by the Company. The Company also early adopted ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. See Note 2, “Summary of Accounting Policies and Accounting Changes” for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. With the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which the Company is currently evaluating the impact of adoption, and the additional disclosure requirements of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after December 31, 2015 to have a material impact on the Company’s financial statements. All other recently issued accounting pronouncements with effective dates after December 31, 2015 are not expected to have a material impact on the Company.

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2015 and 2014 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2015 and 2014. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2015 and 2014. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2015 and 2014, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.99 and 1.00 at December 31, 2015 and 2014, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2015 and 2014, and weighted on the fair value of such securities at December 31, 2015 and 2014, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2015 and 2014. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.14 and 0.16 at December 31, 2015 and 2014, respectively, which was calculated for each hedge fund in the portfolio and weighted on the respective fair value of each of the hedge funds.

Quantitative Information About Market Risk (Continued)
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2015 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,852.3	$(307.6)	$—	$(307.6)
Investments in Equity Securities	523.2	(7.2)	(126.0)	(133.2)
Fair Value Option Investments	164.5	—	(6.7)	(6.7)
LIABILITIES
Debt	$781.3	$33.0	$—	$33.0
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2014 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,777.6	$(317.5)	$—	$(317.5)
Investments in Equity Securities	632.2	(9.1)	(153.4)	(162.5)
Fair Value Option Investments	53.3	—	(2.6)	(2.6)
LIABILITIES
Debt	$804.4	$22.8	$—	$22.8
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2015	2014
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2015 - $4,560.7; 2014 - $4,341.7)	$4,852.3	$4,777.6
Equity Securities at Fair Value (Cost: 2015 - $486.9; 2014 - $561.5)	523.2	632.2
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	190.6	184.8
Fair Value Option Investments	164.5	53.3
Short-term Investments at Cost which Approximates Fair Value	255.7	342.2
Other Investments	443.2	449.6
Total Investments	6,429.5	6,439.7
Cash	161.7	76.1
Receivables from Policyholders	332.4	295.3
Other Receivables	193.2	187.0
Deferred Policy Acquisition Costs	316.4	303.3
Goodwill	323.0	311.8
Current and Deferred Income Tax Assets	41.4	—
Other Assets	238.5	220.2
Total Assets	$8,036.1	$7,833.4
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,341.0	$3,273.7
Property and Casualty	862.8	733.9
Total Insurance Reserves	4,203.8	4,007.6
Unearned Premiums	613.1	536.9
Liabilities for Income Taxes	3.8	36.5
Debt at Amortized Cost (Fair Value: 2015 - $781.3; 2014 - $804.4)	750.6	752.1
Accrued Expenses and Other Liabilities	472.4	409.6
Total Liabilities	6,043.7	5,742.7
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 51,326,751 Shares Issued and Outstanding at December 31, 2015 and 52,418,246 Shares Issued and Outstanding at December 31, 2014	5.1	5.2
Paid-in Capital	654.0	660.1
Retained Earnings	1,209.0	1,202.7
Accumulated Other Comprehensive Income	124.3	222.7
Total Shareholders’ Equity	1,992.4	2,090.7
Total Liabilities and Shareholders’ Equity	$8,036.1	$7,833.4

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2015	2014	2013
Revenues:
Earned Premiums	$2,009.6	$1,862.2	$2,025.8
Net Investment Income	302.6	309.1	314.7
Other Income	3.7	1.4	0.8
Net Realized Gains on Sales of Investments	52.1	39.1	99.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(27.4)	(15.2)	(15.8)
Portion of Losses Recognized in Other Comprehensive Income	0.2	—	1.9
Net Impairment Losses Recognized in Earnings	(27.2)	(15.2)	(13.9)
Total Revenues	2,340.8	2,196.6	2,426.5
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,467.6	1,261.7	1,357.2
Insurance Expenses	645.1	628.4	654.4
Write-off of Long-lived Assets	11.1	54.6	—
Loss from Early Extinguishment of Debt	9.1	—	—
Interest and Other Expenses	107.6	91.7	100.5
Total Expenses	2,240.5	2,036.4	2,112.1
Income from Continuing Operations before Income Taxes	100.3	160.2	314.4
Income Tax Expense	(20.1)	(47.6)	(99.9)
Income from Continuing Operations	80.2	112.6	214.5
Income from Discontinued Operations	5.5	1.9	3.2
Net Income	$85.7	$114.5	$217.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.55	$2.08	$3.75
Diluted	$1.55	$2.08	$3.74
Net Income Per Unrestricted Share:
Basic	$1.65	$2.12	$3.81
Diluted	$1.65	$2.12	$3.80
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2015	2014	2013
Net Income	$85.7	$114.5	$217.7

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(177.3)	234.6	(362.8)
Foreign Currency Translation Adjustments	(1.4)	(1.0)	0.2
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	26.1	(98.5)	86.6
Other Comprehensive Income (Loss) Before Income Taxes	(152.6)	135.1	(276.0)
Other Comprehensive Income Tax Benefit (Expense)	54.2	(47.7)	98.6
Other Comprehensive Income (Loss)	(98.4)	87.4	(177.4)
Total Comprehensive Income (Loss)	$(12.7)	$201.9	$40.3

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2015	2014	2013
Operating Activities:
Net Income	$85.7	$114.5	$217.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Decrease (Increase) in Deferred Policy Acquisition Costs	(13.1)	(0.4)	0.5
Amortization of Intangible Assets Acquired	15.4	7.2	8.3
Equity in Earnings of Equity Method Limited Liability Investments	(19.0)	(9.0)	(26.4)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	8.6	21.7	15.4
Decrease (Increase) in Value of Fair Value Option Investments reported in Investment Income	(0.3)	0.7	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	16.1	15.4	16.2
Net Realized Gains on Sales of Investments	(52.1)	(39.1)	(99.1)
Net Impairment Losses Recognized in Earnings	27.2	15.2	13.9
Loss from Early Extinguishment of Debt	9.1	—	—
Depreciation of Property and Equipment	13.5	16.0	17.4
Write-offs of Long-lived Assets	11.1	54.6	—
Decrease in Other Receivables	49.6	46.2	43.5
Increase (Decrease) in Insurance Reserves	39.6	(54.7)	(72.5)
Decrease in Unearned Premiums	(9.4)	(62.0)	(52.0)
Change in Income Taxes	(21.8)	11.2	57.9
Increase (Decrease) in Accrued Expenses and Other Liabilities	22.6	(20.3)	(54.8)
Other, Net	32.2	16.4	36.1
Net Cash Provided by Operating Activities	215.0	133.6	122.1
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	627.8	573.7	664.4
Purchases of Fixed Maturities	(681.3)	(553.0)	(744.5)
Sales of Equity Securities	238.4	245.3	182.1
Purchases of Equity Securities	(134.0)	(235.2)	(213.4)
Acquisition and Improvements of Investment Real Estate	(1.8)	(2.1)	(5.4)
Sales of Investment Real Estate	7.7	0.9	102.7
Sales of and Return of Investment of Equity Method Limited Liability Investments	32.9	55.2	31.3
Acquisitions of Equity Method Limited Liability Investments	(32.4)	(21.4)	(20.5)
Sales of Fair Value Option Investments	—	6.9	—
Purchases of Fair Value Option Investments	(111.0)	(60.9)	—
Decrease (Increase) in Short-term Investments	104.9	(63.9)	41.8
Acquisition of Businesses, Net of Cash Acquired	(57.6)	—	—
Disposition of Business, Net of Cash Disposed	—	8.9	3.8
Increase in Other Investments	(3.2)	(8.0)	(9.1)
Purchase of Corporate-owned Life Insurance	(7.5)	(33.5)	—
Acquisition of Software	(8.9)	(11.3)	(15.2)
Other, Net	(2.6)	(5.9)	(13.2)
Net Cash Provided (Used) by Investing Activities	(28.6)	(104.3)	4.8
Financing Activities:
Net Proceeds from Issuances of Debt	345.8	144.0	—
Repayments of Debt	(357.3)	—	(5.5)
Common Stock Repurchases	(45.0)	(114.0)	(100.4)
Dividends and Dividend Equivalents Paid	(49.7)	(51.8)	(54.9)
Cash Exercise of Stock Options	3.9	0.5	1.7
Other, Net	1.5	1.6	2.4
Net Cash Used by Financing Activities	(100.8)	(19.7)	(156.7)
Increase (Decrease) in Cash	85.6	9.6	(29.8)
Cash, Beginning of Year	76.1	66.5	96.3
Cash, End of Year	$161.7	$76.1	$66.5
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2015, 2014 and 2013
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2012	58.5	$5.8	$725.0	$1,118.2	$312.7	$2,161.7
Net Income	—	—	—	217.7	—	217.7
Other Comprehensive Loss (Note 12)	—	—	—	—	(177.4)	(177.4)
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(54.9)	—	(54.9)
Repurchases of Common Stock	(3.0)	(0.2)	(36.8)	(63.4)	—	(100.4)
Equity-based Compensation Cost (Note 10)	—	—	5.5	—	—	5.5
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.2	—	1.1	(1.8)	—	(0.7)
BALANCE, DECEMBER 31, 2013	55.7	$5.6	$694.8	$1,215.8	$135.3	$2,051.5
Net Income	—	—	—	114.5	—	114.5
Other Comprehensive Income (Note 12)	—	—	—	—	87.4	87.4
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(51.8)	—	(51.8)
Repurchases of Common Stock	(3.2)	(0.4)	(40.2)	(74.9)	—	(115.5)
Equity-based Compensation Cost (Note 10)	—	—	6.4	—	—	6.4
Equity-based Awards, Net of Shares Exchanged (Note 10)	(0.1)	—	(0.9)	(0.9)	—	(1.8)
BALANCE, DECEMBER 31, 2014	52.4	$5.2	$660.1	$1,202.7	$222.7	$2,090.7
Net Income	—	—	—	85.7	—	85.7
Other Comprehensive Loss (Note 12)	—	—	—	—	(98.4)	(98.4)
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.7)	—	(49.7)
Repurchases of Common Stock	(1.2)	(0.1)	(15.5)	(27.9)	—	(43.5)
Equity-based Compensation Cost (Note 10)	—	—	6.5	—	—	6.5
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.1	—	2.9	(1.8)	—	1.1
BALANCE, DECEMBER 31, 2015	51.3	$5.1	$654.0	$1,209.0	$124.3	$1,992.4

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.
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
Fair Value Option Investments include investments in certain hedge funds, which the Company has elected the fair value option (“FVO”) to account for such investments. Under the FVO method of accounting, the Company reports changes in the fair value of such investments in Net Investment Income in the Consolidated Statements of Income. The hedge funds are designed to preserve liquidity, while providing higher returns than Kemper would otherwise expect to earn had it invested in other short-term investments.
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
Gains and losses on sales of investments are computed on the specific identification method and are reported in the Consolidated Statements of Income in the period in which the sales occur. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Losses are computed on the specific identification method and reported in the Consolidated Statements of Income in the period that the decline is determined to be other than temporary. The portion of an impairment of an investment in a fixed maturity attributed to a credit loss is reported in Net Impairment Losses Recognized in Earnings in the Consolidated Statements of Income, with the portion of the impairment that is not attributed to a credit loss reported in AOCI.
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
For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method using assumptions as of the issue date for mortality, interest, policy lapses and expenses, including provisions for adverse mortality. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Insurance Reserves for life insurance products also includes an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for IBNR life insurance claims. Except when required by applicable law, the Company does not utilize a database of reported deaths maintained by the Social Security Administration or a comparable database in its operations, including to determine its IBNR liability for life insurance products. Instead of using such a database, the Company calculates its IBNR liability for life insurance products using Company-specific historical information, which includes analyzing average paid claims and the average lag between date of death and the date reported to the Company for claims that due proof of death has been provided.
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
Internal use software is amortized over the useful life of the asset using the straight-line method of amortization. Write-offs of Long-lived Assets for the year ended December 31, 2015 was a charge of $11.1 million to write off the costs of a computer software development project that was abandoned by the Company’s Property & Casualty Insurance segment. Write-offs of Long-lived Assets for the year ended December 31, 2014 was a charge of $54.6 million to write off certain software for the Company’s Property & Casualty Insurance segment after the Company determined that it was no longer probable that the software would be fully implemented.
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
The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF was $32.5 million and $36.5 million at December 31, 2015 and 2014, respectively. Life VIF is amortized using the effective interest method using interest rates

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $3.4 million in 2016, $3.2 million in 2017, $2.8 million in 2018, $2.4 million in 2019 and $2.0 million in 2020. The Company evaluates the Life VIF for recoverability annually.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Customer Relationships Acquired (“P&C Customer Relationships”) based on the present value of estimated future cash flows from the customer relationships acquired. P&C Customer Relationships was $11.2 million and $13.3 million at December 31, 2015 and 2014, respectively. P&C Customer Relationships is amortized using the effective interest method. P&C Customer Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Broker Relationships Acquired (“P&C Broker Relationships”) based on the present value of estimated future cash flows from the broker relationships acquired. P&C Broker Relationships was $18.1 million at December 31, 2015. P&C Broker Relationships is amortized on a straight-line basis over 15 years. P&C Broker Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. The Company performs a premium deficiency analysis typically at a product line level, namely automobile insurance, homeowners insurance and other insurance, which is consistent with the manner in which the Company acquires and services policies and measures profitability. Anticipated investment income is excluded from such analysis. A premium deficiency is recognized when the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums by first reducing related deferred policy acquisition costs to an amount, but not below zero, at which the premium deficiency would not exist. If a premium deficiency remains after first reducing deferred policy acquisition costs, a premium deficiency reserve is established and reported as a liability in the Company’s financial statements. The Company determined that a premium deficiency existed at December 31, 2015 with respect to Alliance United’s automobile insurance and recorded a charge of $9.0 million to reduce related deferred policy acquisition costs to the level at which the premium deficiency did not exist.
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
Adoption of New Accounting Standards
In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The Company adopted ASU 2015-01 in the first quarter of 2015 and applied its provisions retrospectively. The retrospective application had no impact on the Company’s previously issued financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The effects, by line item, if any, must be disclosed. The Company prospectively adopted ASU 2015-16 in the third quarter of 2015.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most significantly, the ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently records its Investments in Equity Securities at fair value with net unrealized appreciation or depreciation reported in AOCI in Shareholders’ Equity. Adoption of this ASU will require the changes in fair value on Investments in Equity Securities with readily determinable fair values to be recorded in net income. For those Investments in Equity Securities that do not have readily determinable fair values, the Company may choose either of the methods noted earlier in this paragraph. The Company will not be able to determine the cumulative-effect adjustment to its balance sheet until the ASU is adopted and elections on Investments in Equity Securities that do not have readily determinable fair values are made. Subsequent to adoption, the ASU is expected to cause increased volatility in the Company’s statement of income.

All recently issued accounting pronouncements with effective dates prior to January 1, 2016 have been adopted by the Company. There were no adoptions of such accounting pronouncements in 2015 that had a material impact on the Company’s Consolidated Financial Statements. The impacts of adoption of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, are discussed above. The Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after December 31, 2015 to have a material impact on the Company’s financial statements.

NOTE 3. ACQUISITION OF BUSINESS
On April 30, 2015, Kemper acquired 100% of the outstanding common stock of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services, (individually and collectively referred to herein as “Alliance United”) in a cash transaction for a total purchase price of $71.0 million, of which $17.5 million is being held in escrow to secure the sellers’ potential indemnification obligations under the purchase agreement. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired and commuted a quota share reinsurance agreement whereby Alliance United ceded a portion of its business to an unaffiliated reinsurer. The results of Alliance United are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Property & Casualty Insurance segment. Alliance United is a provider of nonstandard personal automobile insurance in California. As a result of the acquisition, the Company increased its presence in the California nonstandard automobile insurance market by gaining access to additional brokers and gained expertise in serving the Hispanic market.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. ACQUISITION OF BUSINESS (Continued)
The Company has completed the allocation of the purchase price to the assets acquired and liabilities assumed. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below.

DOLLARS IN MILLIONS
Investments	$187.0
Cash	13.4
Receivables from Policyholders	44.4
Other Receivables	52.8
Value of Intangible Assets Acquired (Reported in Other Assets)	32.6
Goodwill	11.2
Current Income Taxes	1.4
Other Assets	5.9
Property and Casualty Insurance Reserves	(155.8)
Unearned Premiums	(85.6)
Liabilities for Income Taxes	(1.5)
Accrued Expenses and Other Liabilities	(34.8)
Total Purchase Price	$71.0
Under the purchase agreement, the Company is indemnified up to $12.5 million on an after-tax basis for, among other things, breaches of customary representations and warranties, loss and LAE reserve development and pre-closing income taxes. In addition, the Company is indemnified, up to $5.0 million on an after-tax basis, for certain employment related matters. Other Receivables in the preceding table include an indemnification receivable of $5.4 million. Other Receivables in the Consolidated Balance Sheet at December 31, 2015 include an indemnification receivable of $15.9 million.
The carrying amount, net of accumulated amortization, of the intangible assets acquired by class at December 31, 2015 and the acquisition date are presented below.

DOLLARS IN MILLIONS	Dec 31, 2015	At Acquisition Date
P & C Broker Relationships	$18.1	$18.9
Value of In Force Policies	0.2	9.2
Other	3.7	4.5
Value of Intangible Assets Acquired	$22.0	$32.6
P & C Broker Relationships are being amortized over 15 years on a straight-line basis. Value of In Force Policies (“P & C VIF”) is being amortized pro ratably as premiums are earned over the remaining terms of the underlying policies. Other intangible assets acquired are generally being amortized on a straight-line basis over 2 years to 5 years.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2015 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$298.0	$26.2	$(3.6)	$320.6
States and Political Subdivisions	1,513.7	111.6	(2.7)	1,622.6
Corporate Securities:
Bonds and Notes	2,651.5	202.0	(40.7)	2,812.8
Redeemable Preferred Stocks	3.7	0.1	—	3.8
Collateralized Loan Obligations	90.0	0.3	(3.0)	87.3
Other Mortgage- and Asset-backed	3.8	1.4	—	5.2
Investments in Fixed Maturities	$4,560.7	$341.6	$(50.0)	$4,852.3
Included in the fair value of Other Mortgage- and Asset-backed investments at December 31, 2015 are $3.8 million of collateralized debt obligations, $1.3 million of non-governmental residential mortgage-backed securities and $0.1 million of other asset-backed securities.
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
Included in the fair value of Other Mortgage- and Asset-backed investments at December 31, 2014 are $3.9 million of collateralized debt obligations, $1.3 million of non-governmental residential mortgage-backed securities and $0.2 million of other asset-backed securities.
Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $5.6 million at December 31, 2015, all of which settled in the following month. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2014. There were no unsettled sales of Investments in Fixed Maturities at either December 31, 2015 or December 31, 2014.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2015 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$52.4	$54.6
Due after One Year to Five Years	806.8	840.2
Due after Five Years to Ten Years	1,475.3	1,507.1
Due after Ten Years	2,009.5	2,227.9
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	216.7	222.5
Investments in Fixed Maturities	$4,560.7	$4,852.3
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage-

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2015 consisted of securities issued by the Government National Mortgage Association with a fair value of $107.0 million, securities issued by the Federal National Mortgage Association with a fair value of $17.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $6.0 million and securities of other non-governmental issuers with a fair value of $92.4 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2015 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$80.8	$4.9	$(0.8)	$84.9
Other Industries	17.1	2.7	(0.8)	19.0
Common Stocks:
Finance, Insurance and Real Estate	18.9	5.3	(1.0)	23.2
Other Industries	9.4	4.3	(0.2)	13.5
Other Equity Interests:
Exchange Traded Funds	179.7	1.1	(3.7)	177.1
Limited Liability Companies and Limited Partnerships	181.0	25.0	(0.5)	205.5
Investments in Equity Securities	$486.9	$43.3	$(7.0)	$523.2
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2014 were:

DOLLARS IN MILLIONS		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.5	$5.2	$(1.0)	$89.7
Other Industries	16.3	3.5	—	19.8
Common Stocks:
Manufacturing	43.4	14.9	(1.1)	57.2
Finance, Insurance and Real Estate	34.3	6.2	—	40.5
Other Industries	26.5	10.0	(0.4)	36.1
Other Equity Interests:
Exchange Traded Funds	195.2	8.2	(0.7)	202.7
Limited Liability Companies and Limited Partnerships	160.3	27.7	(1.8)	186.2
Investments in Equity Securities	$561.5	$75.7	$(5.0)	$632.2
There were no unsettled purchases or sales of Investments in Equity Securities at either December 31, 2015 or December 31, 2014.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2015 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$56.6	$(1.6)	$24.1	$(2.0)	$80.7	$(3.6)
States and Political Subdivisions	131.0	(2.6)	0.9	(0.1)	131.9	(2.7)
Corporate Securities:
Bonds and Notes	783.8	(26.0)	133.6	(14.7)	917.4	(40.7)
Collateralized Loan Obligations	57.4	(2.9)	0.8	(0.1)	58.2	(3.0)
Other Mortgage- and Asset-backed	—	—	0.3	—	0.3	—
Total Fixed Maturities	1,028.8	(33.1)	159.7	(16.9)	1,188.5	(50.0)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	2.7	—	12.3	(0.8)	15.0	(0.8)
Other Industries	7.3	(0.8)	—	—	7.3	(0.8)
Common Stocks:
Finance, Insurance and Real Estate	16.3	(1.0)	—	—	16.3	(1.0)
Other Industries	2.8	(0.3)	—	—	2.8	(0.3)
Other Equity Interests:
Exchange Traded Funds	135.2	(3.7)	—	—	135.2	(3.7)
Limited Liability Companies and Limited Partnerships	2.7	(0.5)	—	—	2.7	(0.5)
Total Equity Securities	167.0	(6.3)	12.3	(0.8)	179.3	(7.1)
Total	$1,195.8	$(39.4)	$172.0	$(17.7)	$1,367.8	$(57.1)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2015, were $50.0 million, of which $16.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.2 million unrealized losses at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months”. There were no unrealized losses at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $33.5 million and below-investment-grade fixed maturity investments comprised $16.5 million of the unrealized losses on investments in fixed maturities at December 31, 2015. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 8% of the amortized cost basis of the investment. At December 31, 2015, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2015 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2015 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2015.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2014 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$24.9	$(0.7)	$55.5	$(1.3)	$80.4	$(2.0)
States and Political Subdivisions	1.0	—	126.3	(1.8)	127.3	(1.8)
Corporate Securities:
Bonds and Notes	250.4	(5.1)	360.5	(10.0)	610.9	(15.1)
Redeemable Preferred Stocks	—	—	—	—	—	—
Collateralized Loan Obligations	51.2	(0.7)	3.4	(0.1)	54.6	(0.8)
Other Mortgage- and Asset-backed	—	—	0.4	—	0.4	—
Total Fixed Maturities	327.5	(6.5)	546.1	(13.2)	873.6	(19.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	7.5	(0.1)	12.1	(0.9)	19.6	(1.0)
Other Industries	—	—	0.5	—	0.5	—
Common Stocks:
Manufacturing	15.1	(1.1)	—	—	15.1	(1.1)
Other Industries	4.2	(0.4)	1.0	—	5.2	(0.4)
Other Equity Interests:
Exchange Traded Funds	14.9	(0.1)	14.4	(0.6)	29.3	(0.7)
Limited Liability Companies and Limited Partnerships	54.4	(1.5)	6.6	(0.3)	61.0	(1.8)
Total Equity Securities	96.1	(3.2)	34.6	(1.8)	130.7	(5.0)
Total	$423.6	$(9.7)	$580.7	$(15.0)	$1,004.3	$(24.7)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2014, were $19.7 million, of which $13.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2014 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months” or “12 Months or Longer.” Investment-grade fixed maturity investments comprised $14.1 million and below-investment-grade fixed maturity investments comprised $5.6 million of the unrealized losses on investments in fixed maturities at December 31, 2014. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2014, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2014 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments at December 31, 2014 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility, as well as, the debt-like characteristics of investments in certain other equity interests.
The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2015, 2014 and 2013, for which a portion of the OTTI loss related to factors other than credit has been recognized in AOCI, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2015	2014	2013
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Year	$5.3	$9.9	$4.6
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Year	0.2	2.4	1.8
Additional Pre-tax Credit Losses on Fixed Maturities with Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Year	—	0.6	7.3
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(0.4)	(2.4)	(3.2)
Reductions for Investments Sold During Year	—	(5.2)	(0.6)
Balance at End of Year	$5.1	$5.3	$9.9
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. In 2015, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $3,801.7 million and $3,349.7 million as of December 31, 2015 and 2014, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $879.1 million and $711.5 million as of December 31, 2015 and 2014, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $159.6 million, $96.2 million and $181.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2015 is limited to the total carrying value of $190.6 million. In addition, the Company had outstanding commitments totaling approximately $58.8 million to fund Equity Method Limited Liability Investments at December 31, 2015.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
The carrying values of the Company’s Other Investments at December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS	2015	2014
Loans to Policyholders at Unpaid Principal	$288.4	$283.4
Real Estate at Depreciated Cost	149.8	160.9
Trading Securities at Fair Value	4.7	4.9
Other	0.3	0.4
Total	$443.2	$449.6
NOTE 5. GOODWILL
Goodwill balances by business segment at December 31, 2015 and December 31, 2014 were:

DOLLARS IN MILLIONS	2015	2014
Property & Casualty Insurance	103.6	92.4
Life & Health Insurance	219.4	219.4
Total	$323.0	$311.8
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
Goodwill in the Property & Casualty Insurance segment increased by $11.2 million due to the acquisition of Alliance United. See Note 3, “Acquisition of Business” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Alliance United.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES
Property and Casualty Insurance Reserve activity for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$733.9	$843.5	$970.6
Less Reinsurance Recoverables at Beginning of Year	54.9	63.4	66.2
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	679.0	780.1	904.4
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance and Indemnification	125.4	—	—
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,123.3	965.4	1,056.5
Prior Years:
Continuing Operations	(11.5)	(53.5)	(59.8)
Discontinued Operations	(8.6)	(3.6)	(4.8)
Total Incurred Losses and LAE related to Prior Years	(20.1)	(57.1)	(64.6)
Total Incurred Losses and LAE	1,103.2	908.3	991.9
Paid Losses and LAE related to:
Current Year:
Continuing Operations	723.2	639.8	682.2
Prior Years:
Continuing Operations	366.2	360.4	421.7
Discontinued Operations	7.4	9.2	12.3
Total Paid Losses and LAE related to Prior Years	373.6	369.6	434.0
Total Paid Losses and LAE	1,096.8	1,009.4	1,116.2
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at End of Year	810.8	679	780.1
Plus Reinsurance and Indemnification Recoverables at End of Year	52.0	54.9	63.4
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$862.8	$733.9	$843.5
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
In 2015, the Company reduced its property and casualty insurance reserves by $20.1 million to recognize favorable development of losses and LAE from prior accident years, including the impact of adverse development of $7.7 million, net of estimated indemnification recoveries, related to Alliance United for periods prior to the date of its acquisition. Personal lines insurance loss and LAE reserves developed favorably by $13.3 million and commercial lines insurance loss and LAE reserves developed favorably by $6.8 million. Personal automobile insurance loss and LAE reserves developed favorably by $1.8 million, net of the adverse development related to Alliance United, homeowners insurance loss and LAE reserves developed favorably by $10.8 million, and other personal lines loss and LAE reserves developed favorably by $0.7 million. Excluding the adverse development related to Alliance United for periods prior to the date of its acquisition, personal lines insurance losses and LAE reserves developed favorably by $21.0 million due primarily to the emergence of more favorable loss patterns than expected for the 2013, 2012 and 2011 accident years. Commercial lines insurance loss and LAE reserves included adverse development of $1.8 million from continuing operations and favorable development of $8.6 million from discontinued operations.
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
automobile insurance loss and LAE reserves developed favorably by $31.6 million, homeowners insurance loss and LAE reserves developed favorably by $14.8 million and other personal lines loss and LAE reserves developed favorably by $4.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent prior accident years. Commercial lines insurance loss and LAE reserves included favorable development of $2.6 million from continuing operations and $3.6 million from discontinued operations. Commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the 2013, 2011 and 2010 accident years.
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
Reinsurance and indemnification recoverables on property and casualty insurance reserves were $52.0 million and $54.9 million at December 31, 2015 and 2014, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2015 and 2014, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 7. DEBT
Total amortized cost of debt outstanding at December 31, 2015 and 2014 was:

DOLLARS IN MILLIONS	2015	2014
Senior Notes:
6.00% Senior Notes due November 30, 2015	$—	$249.5
6.00% Senior Notes due May 15, 2017	359.1	358.5
4.35% Senior Notes due February 15, 2025	247.4	—
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Debt Outstanding	$750.6	$752.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. DEBT (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Notes Payable under Revolving Credit Agreement	$0.8	$0.8	$1.4
Federal Home Loan Bank of Dallas	—	—	—
Federal Home Loan Bank of Chicago	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	3.7	15.5	15.4
6.00% Senior Notes due May 15, 2017	22.2	22.2	22.2
4.35% Senior Notes due February 15, 2025	9.5	—	—
7.375% Subordinated Debentures due February 27, 2054	11.1	9.4	—
Mortgage Note Payable	—	—	0.2
Interest Expense before Capitalization of Interest	47.3	47.9	39.2
Capitalization of Interest	(0.8)	(1.0)	(0.9)
Total Interest Expense	$46.5	$46.9	$38.3
Interest Paid, including facility fees, for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Notes Payable under Revolving Credit Agreement	$1.4	$0.6	$0.8
Federal Home Loan Bank of Dallas	—	—	—
Federal Home Loan Bank of Chicago	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	4.8	15.0	15.0
6.00% Senior Notes due May 15, 2017	21.6	21.6	21.6
4.35% Senior Notes due February 15, 2025	5.2	—	—
7.375% Subordinated Debentures due February 27, 2054	11.1	8.5	—
Mortgage Note Payable	—	—	0.3
Total Interest Paid	$44.1	$45.7	$37.7
On June 2, 2015, Kemper amended and restated its $225.0 million, unsecured, revolving credit agreement to, among other things, extend the expiration date to June 2, 2020. Prior to the amendment, the credit agreement was scheduled to expire on March 7, 2016. The credit agreement, as amended and restated, provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement, as amended and restated, contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, Trinity and United Insurance. Proceeds from advances under the credit agreement, as amended and restated, may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the credit agreement at either December 31, 2015 or December 31, 2014.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. Effective December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. Effective March 18, 2014, United Insurance and the FHLB of Chicago entered into agreements pursuant to which United Insurance may obtain advances from the FHLB of Chicago. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. During 2015, Trinity borrowed and repaid $77.5 million under its agreement with the FHLB of Dallas. During 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2015 or December 31, 2014.
On February 24, 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”). The net proceeds of the issuance were $247.3 million, net of discount and transaction costs, for an effective yield of

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. DEBT (Continued)
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
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054 (the “2054 Debentures”). The net proceeds of the issuance were $144.0 million, net of discount and transaction costs, for an effective yield of 7.69%. The subordinated debentures are unsecured and are subordinated and junior to the senior indebtedness of Kemper. Interest on the subordinated debentures is payable quarterly. As long as no event of default has occurred, Kemper may defer interest payments on the subordinated debentures for up to five consecutive years without giving rise to an event of default. During a deferral period, interest will continue to accrue at the stated interest rate compounded quarterly. Kemper is permitted to redeem some or all of the subordinated debentures on or after February 27, 2019, at a redemption price that is equal to their principal amount plus accrued and unpaid interest. Kemper is permitted to redeem the subordinated debentures in whole, but not in part, at any time prior to February 27, 2019, within 90 days of the occurrence of certain tax events or rating agency events, at specified redemption prices.
NOTE 8. LEASES
The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from one to ten years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancellable operating leases, with initial terms typically ranging from one to five years. Minimum rent is expensed on a straight-line basis over the term of the lease.
Net rental expense for operating leases for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Minimum Rental Expense	$20.7	$21.5	$28.3
Less Sublease Rental Income	(1.7)	(1.3)	(1.8)
Net Rental Expense	$19.0	$20.2	$26.5
Future minimum lease payments under capital and operating leases at December 31, 2015 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2016	$2.4	$17.8
2017	0.7	16.5
2018	0.1	11.9
2019	—	8.6
2020	—	6.3
2021 and Thereafter	—	14.2
Total Future Payments	$3.2	$75.3
Less Imputed Interest	(0.2)
Present Value of Minimum Capital Lease Payments	$3.0
The total of minimum rentals to be received in the future under non-cancellable subleases was $3.9 million at December 31, 2015.
NOTE 9. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2015 and 2014. There were 51,326,751 shares and 52,418,246 shares of common stock outstanding at December 31, 2015 and 2014, respectively. Common stock outstanding included 80,848 shares and 163,720 shares at December 31, 2015 and 2014, respectively, that have been issued, subject to certain vesting and other requirements, in connection with the Company’s long-term equity compensation plans. See Note 10,

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. SHAREHOLDERS’ EQUITY (Continued)
“Long-Term Equity-based Compensation,” to the Consolidated Financial Statements for a discussion of the restrictions and vesting provisions.
Kemper repurchased and retired 1.2 million shares of its common stock in open market transactions at an aggregate cost of $43.5 million in 2015. Kemper repurchased and retired 3.2 million shares of its common stock in open market transactions at an aggregate cost of $115.5 million in 2014. Kemper repurchased and retired 3.0 million shares of its common stock in open market transactions at an aggregate cost of $100.4 million in 2013.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $285.0 million to Kemper in 2015. In 2016, Kemper’s insurance subsidiaries would be able to pay $168 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $2.4 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2015.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $394.6 million and $437.3 million at December 31, 2015 and 2014, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $62.8 million, $100.7 million and $81.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $957.7 million and $947.5 million at December 31, 2015 and 2014, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $58.9 million, $85.7 million and $138.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $134.4 million at December 31, 2015. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $335.9 million at December 31, 2015. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2015, Kemper paid dividends of $49.7 million to its shareholders. Except for certain financial covenants under the 2016 Credit Agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under the 2016 Credit Agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2015. Kemper had the ability to pay without restrictions $287 million in dividends to its shareholders and still be in compliance with all financial covenants under the 2016 Credit Agreement at December 31, 2015.
NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2015, there were 7,636,921 common shares available for future grants under the Omnibus Plan, of which 538,500 shares were reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock and performance-based restricted stock unit (“RSU”) awards.
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
Outstanding equity-based compensation awards at December 31, 2015 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, time-vested RSUs, performance-based restricted stock, performance-based RSUs and DSUs. Effective February 4, 2014, the Company began issuing time-based and performance-based RSUs. Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock. RSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU or DSU issued. Recipients of RSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except as described below for equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.
For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $6.5 million, $6.4 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total unamortized compensation expense related to nonvested awards at December 31, 2015 was $5.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.
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
Under the Non-employee Director compensation programs in effect for 2015, 2014 and 2013, each Non-employee Director receives an initial option award to purchase 4,000 shares of Kemper common stock immediately upon becoming a director, and in addition, on the date of each annual meeting of Kemper’s shareholders, automatically receives an annual option award to purchase 4,000 shares of common stock. Prior to May 1, 2013, such options granted to Non-employee Directors were exercisable one year from the date of grant at an exercise price equal to the fair value of Kemper’s common stock on the date of grant and expired ten years from the date of grant. Effective May 1, 2013, new grants of such options are fully vested and exercisable on the date of grant at an exercise price equal to the fair value of Kemper’s common stock on the date of grant. In addition to the annual option awards, under the compensation programs in effect for 2015, 2014 and 2013, annual awards to each Non-employee Director include 500 DSUs. The DSUs granted to Non-employee Directors are fully vested on the date of grant. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates.
Prior to creation of the Omnibus Plan, all of the Company’s previous stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Kemper common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. The restorative feature was eliminated prospectively for original option awards granted on or after February 3, 2009. Restorative Options may still be granted, subject to certain limitations, in connection with the exercise of original options granted before February 3, 2009. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair value of Kemper common stock on the date of grant of a Restorative Option and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2015, 2014 and 2013 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2015, 2014 and 2013 are presented below.

	2015			2014			2013
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	21.31%	-	41.65%	25.76%	-	44.43%	39.10%	-	48.23%
Risk-free Interest Rate	1.08	-	1.96	1.07	-	2.14	0.62	-	1.38
Expected Dividend Yield	2.37	-	2.62	2.53	-	2.60	2.83	-	3.00
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	7	4	-	7	4	-	7
Director Grants	5.5			6			6
Tandem Award activity for the year ended December 31, 2015 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	2,265,711	$39.74
Granted	397,532	37.51
Exercised	(629,625)	31.84
Forfeited or Expired	(605,461)	46.45
Outstanding at December 31, 2015	1,428,157	39.75	5.4	$2.1
Vested and Expected to Vest at December 31, 2015	1,393,530	$39.84	5.3	$2.0
Exercisable at December 31, 2015	978,437	$41.02	3.8	$1.6
The weighted-average grant-date fair values of Tandem Awards granted during 2015, 2014 and 2013 were $7.85, $10.49 and $10.20, respectively. Total intrinsic value of Tandem Awards exercised was $4.6 million, $0.4 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash received from exercises of Tandem Awards was $3.9 million, $0.5 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $1.6 million, $0.1 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Information pertaining to Tandem Awards outstanding at December 31, 2015 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
15.01	-	20.00	4,000	16.48	3.35	4,000	16.48
20.01	-	25.00	14,500	23.47	4.07	14,500	23.47
25.01	-	30.00	75,750	28.67	5.46	75,750	28.67
30.01	-	35.00	173,625	33.20	7.11	131,998	33.12
35.01	-	40.00	600,000	36.55	7.73	290,187	36.83
40.01	-	45.00	103,782	40.70	9.89	5,502	40.70
45.01	-	50.00	456,500	48.80	0.59	456,500	48.80
15.01	-	50.00	1,428,157	39.75	5.36	978,437	41.02
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the year ended December 31, 2015 is presented below.

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	53,095	$32.42	30,024	$36.60
Granted	—	—	74,375	36.79
Vested	(18,733)	31.09	(16,701)	36.33
Forfeited	(4,914)	29.48	(2,650)	36.19
Nonvested Balance at December 31, 2015	29,448	$33.77	85,048	$36.84
Prior to February 3, 2009, only awards of time-vested restricted stock had been granted. Beginning on February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began making performance-based restricted awards to certain officers and employees. The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of a RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The final payout of these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index. If, at the end of the applicable performance period, the Company’s relative performance:

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
Activity related to nonvested performance-based restricted stock and nonvested performance-based RSU awards for the year ended December 31, 2015 is presented below.

	Performance-based Restricted Stock Awards		Performance-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	110,625	$39.28	61,875	$40.50
Granted	—	—	68,825	43.05
Vested	—	—	—	—
Forfeited	(59,225)	36.81	(2,600)	41.68
Nonvested Balance at December 31, 2015	51,400	$42.12	128,100	$41.85
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2015 and 2014 three-year performance periods was 67,625 common shares and 60,475 common shares, respectively, (as “full value awards,” the equivalent of 202,875 shares and 181,425 shares, respectively, under the Share Authorization) at December 31, 2015. For the 2013 three-year performance period, the Company’s performance level was below the minimum performance level, and all of the related 51,400 shares of performance-based restricted shares were forfeited on February 4, 2016, the three-year anniversary of their grant date. For the 2012 three-year performance period, the Company’s performance level was below the minimum performance level, and all of the related 57,775 shares of performance-based restricted shares were forfeited on January 31, 2015, the three-year anniversary of their grant date. For the 2011 three-year performance period, the Company’s performance level exceeded target performance levels with a payout percentage of 118%. Accordingly, an additional 9,014 shares of stock were issued to award recipients on February 1, 2014 (the “2011 Additional Shares”). For the 2010 three-year performance period, the Company’s performance level exceeded the target performance level with a payout percentage of 114%. Accordingly, an additional 6,996 shares of stock were issued to award recipients on February 2, 2013 (the “2010 Additional Shares”).
The total fair value of time-vested and performance-based restricted stock and RSUs that vested during the year ended December 31, 2015 was $1.4 million. The tax benefits for tax deductions realized from such shares was $0.5 million. The total fair value of the shares of time-vested and performance-based restricted stock that vested during the year ended December 31, 2014 and the 2011 Additional Shares was $3.6 million. The tax benefits for tax deductions realized from such shares was $1.2 million. The total fair value of the shares of time-vested and performance-based restricted stock that vested during the year ended December 31, 2013 and the 2010 Additional Shares was $4.1 million. The tax benefits for tax deductions realized from such shares was $1.4 million.
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. DSU awards granted to Non-employee Directors are fully vested on the date of grant. The total fair value of DSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.2 million and $0.1 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to DSU awards for the year ended December 31, 2015 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	8,000	$34.52
Granted and Vested	3,500	38.38
Reduction for Shares Issued on Conversion	(4,500)	34.94
Vested Balance at December 31, 2015	7,000	$36.17
NOTE 11. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2015, 2014 and 2013 is presented below.

	2015	2014	2013
DOLLARS IN MILLIONS
Income from Continuing Operations	$80.2	$112.6	$214.5
Less Income from Continuing Operations Attributed to Participating Awards	0.4	0.5	1.1
Income from Continuing Operations Attributed to Unrestricted Shares	79.8	112.1	213.4
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$79.8	$112.1	$213.4
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	51,606.9	53,762.5	56,856.9
Equity-based Compensation Equivalent Shares	76.6	105.4	126.7
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,683.5	53,867.9	56,983.6
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$1.55	$2.08	$3.75
Diluted Income from Continuing Operations Per Unrestricted Share	$1.55	$2.08	$3.74
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2015, 2014 and 2013 because the exercise prices for the options exceeded the average market price is presented below.

SHARES IN THOUSANDS	2015	2014	2013
Equity-based Compensation Equivalent Shares	959.7	1,605.1	2,080.9
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	959.7	1,605.1	2,080.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) Before Income Taxes for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$(151.9)	$259.7	$(324.9)
Reclassification Adjustment for Amounts Included in Net Income	(25.4)	(25.1)	(37.9)
Unrealized Holding Gains (Losses)	(177.3)	234.6	(362.8)
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	(1.4)	(1.0)	0.2
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	(1.4)	(1.0)	0.2
Net Unrecognized Postretirement Benefit Costs Arising During the Year	3.0	(106.4)	61.6
Amortization of Net Unrecognized Postretirement Benefit Costs	23.1	7.9	25.0
Net Unrecognized Postretirement Benefit Costs	26.1	(98.5)	86.6
Other Comprehensive Income (Loss) Before Income Taxes	$(152.6)	$135.1	$(276.0)
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year Before Reclassification Adjustment	$53.9	$(91.6)	$115.9
Reclassification Adjustment for Amounts Included in Net Income	8.9	8.8	13.2
Unrealized Holding Gains and Losses	62.8	(82.8)	129.1
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	0.5	0.4	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustment	0.5	0.4	(0.1)
Net Unrecognized Postretirement Benefit Costs Arising During the Year	(1.1)	37.5	(21.6)
Amortization of Net Unrecognized Postretirement Benefit Costs	(8.0)	(2.8)	(8.8)
Net Unrecognized Postretirement Benefit Costs	(9.1)	34.7	(30.4)
Other Comprehensive Income Tax Benefit (Expense)	$54.2	$(47.7)	$98.6
The components of AOCI at December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS	2015	2014
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.4	$2.8
Other Net Unrealized Gains on Investments	211.7	324.8
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.7)	0.2
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(88.1)	(105.1)
Accumulated Other Comprehensive Income	$124.3	$222.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

DOLLARS IN MILLIONS	2015	2014	2013
Reclassification of AOCI from Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$52.6	$37.9	$51.8
Net Impairment Losses Recognized in Earnings	(27.2)	(12.8)	(13.9)
Total Before Income Taxes	25.4	25.1	37.9
Income Tax Expense	(8.9)	(8.8)	(13.2)
Reclassification from AOCI, Net of Income Taxes	16.5	16.3	24.7
Reclassification of AOCI from Amortization of Net Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(23.1)	(7.9)	(25.0)
Income Tax Benefit	8.0	2.8	8.8
Reclassification from AOCI, Net of Income Taxes	(15.1)	(5.1)	(16.2)
Total Reclassification from AOCI to Net Income	$1.4	$11.2	$8.5
NOTE 13. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$236.2	$227.4	$235.5
Dividends on Equity Securities	32.4	59.9	38.0
Equity Method Limited Liability Investments	19.0	9.0	26.4
Fair Value Option Investments	0.2	(0.7)	—
Short-term Investments	0.4	0.6	0.1
Loans to Policyholders	21.1	20.5	19.8
Real Estate	11.9	12.1	20.8
Other	—	0.1	—
Total Investment Income	321.2	328.9	340.6
Investment Expenses:
Real Estate	11.3	11.3	18.3
Other Investment Expenses	7.3	8.5	7.6
Total Investment Expenses	18.6	19.8	25.9
Net Investment Income	$302.6	$309.1	$314.7
Other Receivables includes accrued investment income of $68.5 million and $65.5 million at December 31, 2015 and 2014, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Fixed Maturities:
Gains on Sales	$16.1	$7.0	$30.9
Losses on Sales	(1.1)	(0.2)	(0.4)
Equity Securities:
Gains on Sales	39.2	33.1	21.8
Losses on Sales	(1.6)	(2.0)	(0.5)
Equity Method Limited Liability Investments:
Gains on Sales	—	—	2.5
Real Estate:
Gains on Sales	—	—	44.2
Losses on Sales	(0.2)	(0.2)	—
Other Investments:
Gain on Sale of Subsidiary	—	1.6	—
Gains on Other Sales	—	—	0.1
Losses on Sales	—	(0.1)	(0.1)
Net Gains (Losses) on Trading Securities	(0.3)	(0.1)	0.6
Net Realized Gains on Sales of Investments	$52.1	$39.1	$99.1
Gross Gains on Sales	$55.3	$41.7	$99.5
Gross Losses on Sales	(2.9)	(2.5)	(1.0)
Net Gains (Losses) on Trading Securities	(0.3)	(0.1)	0.6
Net Realized Gains on Sales of Investments	$52.1	$39.1	$99.1
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Fixed Maturities	$(11.5)	$(5.7)	$(10.3)
Equity Securities	(15.7)	(7.1)	(3.6)
Real Estate	—	(2.4)	—
Net Impairment Losses Recognized in Earnings	$(27.2)	$(15.2)	$(13.9)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Commissions	$357.6	$324.6	$345.7
General Expenses	241.1	258.1	257.1
Taxes, Licenses and Fees	44.2	38.9	42.8
Total Costs Incurred	642.9	621.6	645.6
Policy Acquisition Costs:
Deferred	(270.6)	(235.8)	(253.4)
Amortized	257.4	235.4	253.9
Net Policy Acquisition Costs Amortized (Deferred)	(13.2)	(0.4)	0.5
Life VIF, P & C VIF and P&C Customer Relationships Amortized	15.4	7.2	8.3
Insurance Expenses	$645.1	$628.4	$654.4
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.
NOTE 15. INCOME TAXES
Current and Deferred Income Tax Assets at December 31, 2015 and December 31, 2014 were:

DOLLARS IN MILLIONS	2015	2014
Current Income Tax Assets	$9.5	$—
Deferred Income Tax Assets	31.9	—
Current and Deferred Income Tax Assets	$41.4	$—
The components of Liabilities for Income Taxes at December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS	2015	2014
Current Income Tax Liabilities	$—	$7.8
Deferred Income Tax Liabilities	—	21.5
Unrecognized Tax Benefits	3.8	7.2
Liabilities for Income Taxes	$3.8	$36.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS	2015	2014
Deferred Income Tax Assets:
Insurance Reserves	$83.0	$78.7
Unearned Premium Reserves	41.7	35.5
Tax Capitalization of Policy Acquisition Costs	71.5	73.0
Payroll and Employee Benefit Accruals	72.0	74.0
Net Operating Loss Carryforwards	30.5	31.7
Other	15.7	9.8
Total Deferred Income Tax Assets	314.4	302.7
Deferred Income Tax Liabilities:
Investments	109.8	160.1
Deferred Policy Acquisition Costs	110.7	106.1
Life VIF and P&C Customer Relationships	15.5	17.7
Goodwill and Other Intangible Assets Acquired	37.0	28.4
Depreciable Assets	7.3	7.4
Other	2.2	4.5
Total Deferred Income Tax Liabilities	282.5	324.2
Net Deferred Income Tax Assets (Liabilities)	$31.9	$(21.5)
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2015 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2020	$7.8	$2.7
2021 through 2025	30.5	10.7
2026 through 2030	29.9	10.5
2032	18.9	6.6
Total All Years	$87.1	$30.5
Except for the NOL carryforward scheduled to expire in 2032, all of the NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
The Company has not provided for Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2015, 2014 and 2013 is presented below.

DOLLARS IN MILLIONS	2015	2014	2013
Balance at Beginning of Year	$7.2	$6.8	$6.4
Additions for Tax Positions of Current Period	0.2	0.1	0.1
Additions for Tax Positions of Prior Years	—	0.3	0.3
Reduction for Expiration of Federal Statute of Limitations	(3.6)	—	—
Balance at End of Year	$3.8	$7.2	$6.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
In the first quarter of 2015, the Company extended the federal statute of limitations for the 2007 through 2011 tax years until December 31, 2015. The extension was requested by the Internal Revenue Service (“IRS”) to provide the Joint Committee on Taxation (“JCT”) additional time to complete a review required by statute. In the second quarter of 2015, the Company received a letter indicating that the JCT had completed its review and had taken no exception to the IRS’s conclusion to accept the tax returns as filed, effectively settling the extended years. Accordingly, the Company reduced its Liability for Unrecognized Tax Benefits by $3.6 million for accrued interest and recognized an income tax benefit of $2.3 million in the second quarter of 2015.
In the fourth quarter of 2015, the Illinois Department of Revenue informed the Company that it intends to commence an examination of the Illinois Income Tax Returns for the years ended December 31, 2012 and 2013. The Company does not expect any material changes to the returns as originally filed.
Unrecognized Tax Benefits at December 31, 2015, 2014 and 2013 include $3.3 million, $3.4 million and $3.4 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.5 million, $3.8 million and $3.4 million at December 31, 2015, 2014 and 2013, respectively. Tax expense includes a net interest benefit of $3.3 million, interest expense of $0.4 million and interest expense of $0.4 million and related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, respectively.
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Current Income Tax Expense	$(25.7)	$(41.7)	$(49.4)
Deferred Income Tax Benefit (Expense)	2.2	(5.5)	(50.1)
(Increase) Decrease Unrecognized Tax Benefits	3.4	(0.4)	(0.4)
Income Tax Expense	$(20.1)	$(47.6)	$(99.9)
Net income taxes paid were $44.4 million, $37.2 million and $42.4 million in 2015, 2014 and 2013, respectively.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2015, 2014 and 2013 is presented below.

DOLLARS IN MILLIONS	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(35.1)	35.0%	$(56.1)	35.0%	$(110.0)	35.0%
Tax-exempt Income and Dividends Received Deduction	9.8	(9.7)	9.0	(5.6)	10.6	(3.4)
Unrecognized Tax Benefit (Expense)	2.1	(2.1)	(0.3)	—	(0.3)	—
Indemnification Recoveries	3.7	(3.6)	—	—	—	—
State Income Taxes	(0.6)	0.5	(0.6)	0.4	(0.2)	0.1
Other, Net	—	—	0.4	(0.1)	—	0.1
Effective Income Tax Expense from Continuing Operations	$(20.1)	20.1%	$(47.6)	29.7%	$(99.9)	31.8%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
Comprehensive Income Tax Expense included in the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Income Tax Expense:
Continuing Operations	$(20.1)	$(47.6)	$(99.9)
Discontinued Operations	(3.1)	(1.1)	(1.7)
Unrealized Depreciation (Appreciation) on Securities	62.8	(82.8)	129.1
Foreign Currency Translation Adjustments on Investments	0.5	0.4	(0.1)
Tax Effects from Postretirement Benefit Plans	(9.1)	34.7	(30.4)
Tax Effects from Long-term Equity-based Compensation included in Paid-in Capital	(1.0)	(1.0)	0.2
Comprehensive Income Tax Benefit (Expense)	$30.0	$(97.4)	$(2.8)
NOTE 16. PENSION BENEFITS
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 9,300 participants and beneficiaries, of which 2,000 are active employees. The Pension Plan is closed to new employees hired after January 1, 2006. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2015 and 2014 is presented below.

DOLLARS IN MILLIONS
	2015	2014
Fair Value of Plan Assets at Beginning of Year	$543.0	$524.5
Actual Return on Plan Assets	(10.6)	41.7
Benefits Paid	(24.9)	(23.2)
Fair Value of Plan Assets at End of Year	507.5	543.0
Projected Benefit Obligation at Beginning of Year	634.0	515.5
Service Cost	10.5	8.7
Interest Cost	25.7	24.8
Benefits Paid	(24.9)	(23.2)
Plan Amendments	—	(0.6)
Actuarial Losses (Gains)	(47.5)	108.8
Projected Benefit Obligation at End of Year	597.8	634.0
Funded Status—Plan Assets in Excess (Deficit) of Projected Benefit Obligation	$(90.3)	$(91.0)
Unamortized Amount Reported in AOCI at End of Year:
Accumulated Actuarial Loss	$(152.2)	$(178.6)
Prior Service Credit	0.4	0.5
Unamortized Amount Reported in AOCI at End of Year	$(151.8)	$(178.1)
Accumulated Benefit Obligation at End of Year	$573.9	$608.2
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2015” and “2014” were December 31, 2015 and December 31, 2014, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2015 and 2014 were:

	2015	2014
Discount Rate	4.47%	4.10%
Rate of Increase in Future Compensation Levels	3.15	3.31
Weighted-average asset allocations for the Pension Plan at December 31, 2015 and 2014 by asset category were:

ASSET CATEGORY	2015	2014
Cash and Short-term Investments	4%	4%
Corporate Bonds and Notes	28	29
Common and Preferred Stocks	43	43
Exchange Traded Funds	9	12
Other Assets	16	12
Total	100%	100%
The investment objective of the Pension Plan is to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions and any required employee contributions, is adequate to provide for the payment of the benefit obligations of the Pension Plan. The assets of the Pension Plan may be invested in fixed income and equity investments or any other investment vehicle or financial instrument deemed appropriate. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and may also include investments in investment companies, collective investment funds and Kemper common stock (subject to Section 407 and other requirements of ERISA). The Pension Plan has not invested in Kemper common stock.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2015 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$19.2	$—	$—	$19.2
States and Political Subdivisions	—	3.2	—	3.2
Corporate Bonds and Notes	—	122.2	—	122.2
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	6.1	—	6.1
Common Stocks:
Manufacturing	77.9	16.2	—	94.1
Other Industries	82.5	1.8	—	84.3
Other Equity Interests:
Collective Investment Funds	—	31.1	—	31.1
Exchange Traded Funds	47.2	—	—	47.2
Limited Liability Companies and Limited Partnerships	—	—	78.2	78.2
Short-term Investments	20.4	—	—	20.4
Receivables and Other	1.1	—	0.4	1.5
Total	$248.3	$180.6	$78.6	$507.5
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 for the year ended December 31, 2015 is presented below.

DOLLARS IN MILLIONS	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$64.5	$0.4	$64.9
Return on Plan Assets Held	(1.5)	—	(1.5)
Purchases, Sales and Settlements, Net	15.2	—	15.2
Balance at End of Year	$78.2	$0.4	$78.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2014 are summarized below.

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
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 for the year ended December 31, 2014 is presented below.

DOLLARS IN MILLIONS	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$46.9	$0.5	$47.4
Return on Plan Assets Held	3.4	—	3.4
Purchases, Sales and Settlements, Net	14.2	(0.1)	14.1
Balance at End of Year	$64.5	$0.4	$64.9
The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Service Cost Earned During the Year	$10.5	$8.7	$10.8
Interest Cost on Projected Benefit Obligation	25.7	24.8	22.4
Expected Return on Plan Assets	(35.0)	(34.9)	(29.7)
Amortization of Actuarial Loss	24.4	9.7	26.2
Pension Expense Recognized in Consolidated Statements of Income	25.6	8.3	29.7
Unrecognized Pension Loss (Gain) Arising During the Year	(1.9)	102.0	(53.8)
Prior Service Credit Arising During the Year	—	(0.6)	—
Amortization of Accumulated Unrecognized Pension Loss	(24.4)	(9.7)	(26.2)
Comprehensive Pension Expense (Income)	$(0.7)	$100.0	$(50.3)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
The Company estimates that Pension Expense for the Pension Plan for the year ended December 31, 2016 will include expense of $11.8 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2015.
The weighted-average discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2015, 2014 and 2013 were:

	2015	2014	2013
Discount Rate	4.10%	4.90%	4.05%
Rate of Increase in Future Compensation Levels	3.31	3.05	3.08
Expected Long Term Rate of Return on Plan Assets	6.75	7.00	7.00
On September 3, 2013, the Company made a voluntary cash contribution of $55.0 million to the Pension Plan. The Company did not contribute to the Pension Plan in 2015 or 2014. The Company does not expect that it will be required to contribute to the Pension Plan in 2016, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2016	2017	2018	2019	2020	2021-2025
Estimated Pension Benefit Payments	$26.3	$27.7	$29.1	$30.3	$31.5	$174.4
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). The unfunded liability related to the Supplemental Plan was $30.4 million and $31.0 million at December 31, 2015 and 2014, respectively. Pension expense for the Supplemental Plan was $2.1 million, $1.8 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. An actuarial gain of $1.5 million before taxes, an actuarial loss of $7.0 million before taxes and an actuarial gain of $1.5 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $7.8 million, $7.3 million and $7.3 million in 2015, 2014 and 2013, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 500 retired and 250 active employees (the “OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.
Changes in Fair Value of Plan Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS
	2015	2014
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer Contributions	3.4	3.4
Plan Participants’ Contributions	1.2	1.2
Benefits Paid	(4.6)	(4.6)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	31.1	35.1
Service Cost	0.2	0.2
Interest Cost	1.0	1.1
Plan Participants’ Contributions	1.2	1.2
Benefits Paid	(4.6)	(4.6)
Medicare Part D Subsidy Received	0.3	0.1
Actuarial Loss (Gain)	0.4	(2.0)
Accumulated Postretirement Benefit Obligation at End of Year	29.6	31.1
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plan Assets	$(29.6)	$(31.1)
Unamortized Actuarial Gain Reported in AOCI at End of Year	$16.8	$18.6
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2015” and “2014” were December 31, 2015 and December 31, 2014, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2015 and 2014 were:

	2015	2014
Discount Rate	3.70%	3.40%
Rate of Increase in Future Compensation Levels	2.64	2.68
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2015 was 7.0% for 2016, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for medical benefits and 11.0% for 2016, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2014 was 8.0% for 2015, gradually declining to 5.0% in the year 2023 and remaining at that level thereafter for medical benefits and 7.5% for 2015, gradually declining to 5.0% in the year 2023 and remaining at that level thereafter for prescription drug benefits.
A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2015 by $1.5 million and 2015 OPEB expense by $0.1 million. A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2014 by $1.7 million and 2014 OPEB expense by $0.1 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The components of Comprehensive OPEB Income for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Service Cost Earned During the Year	$0.2	$0.2	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	1.0	1.1	1.2
Amortization of Actuarial Gain	(1.4)	(1.8)	(1.2)
OPEB Expense (Income) Recognized in Consolidated Statements of Income	(0.2)	(0.5)	0.2
Unrecognized OPEB Loss (Gain) Arising During the Year	0.4	(2.0)	(6.2)
Amortization of Accumulated Unrecognized OPEB Gain	1.4	1.8	1.2
Comprehensive OPEB Expense (Income)	$1.6	$(0.7)	$(4.8)
The Company estimates that OPEB Expense for the year ended December 31, 2016 will include income of $1.3 million resulting from the amortization of the related accumulated actuarial gain included in AOCI at December 31, 2015.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2015, 2014 and 2013 were:

	2015	2014	2013
Discount Rate	3.40%	4.00%	3.15%
Rate of Increase in Future Compensation Levels	2.68	2.10	2.10
The Company expects to contribute $3.3 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2016.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2016	2017	2018	2019	2020	2021-2025
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$3.6	$3.6	$3.5	$3.4	$3.2	$13.5
Expected Medicare Part D Subsidy	(0.3)	(0.3)	(0.3)	(0.3)	(0.3)	(1.5)
Net Estimated Benefit Payments	$3.3	$3.3	$3.2	$3.1	$2.9	$12.0
NOTE 18. BUSINESS SEGMENTS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance.
The Property & Casualty Insurance segment’s principal products are personal automobile insurance, both standard and nonstandard risks, homeowners insurance, other personal insurance and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $43.4 million, $42.1 million and $39.7 million for

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not allocate Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments.
Segment Assets at December 31, 2015 and 2014 were:

DOLLARS IN MILLIONS	2015	2014
Property & Casualty Insurance	$2,749.0	$2,486.1
Life & Health Insurance	4,733.9	4,810.6
Corporate and Other, Net	553.2	536.7
Total Assets	$8,036.1	$7,833.4
Earned Premiums by product line for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Personal Automobile	$1,027.7	$831.4	$959.1
Homeowners	286.3	312.4	326.2
Other Personal Property and Casualty Insurance	122.1	127.4	134.1
Commercial Automobile	54.5	54.8	52.3
Life	374.1	387.6	392.7
Accident and Health	144.9	148.6	161.4
Total Earned Premiums	$2,009.6	$1,862.2	$2,025.8
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2015, 2014 and 2013 were:

DOLLARS IN MILLIONS	2015	2014	2013
Segment Revenues:
Property & Casualty Insurance:
Earned Premiums	$1,415.2	$1,249.5	$1,392.9
Net Investment Income	73.3	72.7	90.9
Other Income	0.6	0.5	0.5
Total Property & Casualty Insurance	1,489.1	1,322.7	1,484.3
Life & Health Insurance:
Earned Premiums	594.4	612.7	632.9
Net Investment Income	214.2	218.7	209.9
Other Income	2.4	0.9	0.2
Total Life & Health Insurance	811.0	832.3	843.0
Total Segment Revenues	2,300.1	2,155.0	2,327.3
Net Realized Gains on the Sales of Investments	52.1	39.1	99.1
Net Impairment Losses Recognized in Earnings	(27.2)	(15.2)	(13.9)
Other	15.8	17.7	14.0
Total Revenues	$2,340.8	$2,196.6	$2,426.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Segment Operating Profit:
Property & Casualty Insurance	$23.7	$27.1	$139.6
Life & Health Insurance	109.7	141.9	136.9
Total Segment Operating Profit	133.4	169.0	276.5
Corporate and Other Operating Loss	(48.9)	(32.7)	(47.3)
Total Operating Profit	84.5	136.3	229.2
Net Realized Gains on Sales of Investments	52.1	39.1	99.1
Net Impairment Losses Recognized in Earnings	(27.2)	(15.2)	(13.9)
Loss from Early Extinguishment of Debt	(9.1)	—	—
Income from Continuing Operations before Income Taxes	$100.3	$160.2	$314.4
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Segment Net Operating Income:
Property & Casualty Insurance	$26.7	$24.9	$100.6
Life & Health Insurance	71.7	91.8	89.3
Total Segment Net Operating Income	98.4	116.7	189.9
Corporate and Other Net Operating Loss	(28.5)	(19.6)	(30.7)
Consolidated Net Operating Income	69.9	97.1	159.2
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	33.9	25.4	64.4
Net Impairment Losses Recognized in Earnings	(17.7)	(9.9)	(9.1)
Loss from Early Extinguishment of Debt	(5.9)	—	—
Income from Continuing Operations	$80.2	$112.6	$214.5
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2015, 2014 and 2013 was:

DOLLARS IN MILLIONS	2015	2014	2013
Property & Casualty Insurance	$213.1	$187.5	$207.2
Life & Health Insurance	44.3	47.9	46.7
Total Amortization	$257.4	$235.4	$253.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. DISCONTINUED OPERATIONS
The Company accounts for its former Unitrin Business Insurance operations as discontinued operations.
Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2015, 2014 and 2013 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2015	2014	2013
Income from Discontinued Operations before Income Taxes:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	8.6	3.0	4.9
Income Tax Expense	(3.1)	(1.1)	(1.7)
Income from Discontinued Operations	$5.5	$1.9	$3.2

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.10	$0.04	$0.06
Diluted	$0.10	$0.04	$0.06
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $50.3 million and $69.3 million at December 31, 2015 and 2014, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program effective January 1, 2015 to December 31, 2015 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Property & Casualty Insurance Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	350.0	95.0
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program effective January 1, 2014 to December 31, 2014 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	95.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	400.0	95.0
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program effective January 1, 2013 to December 31, 2013 is provided in various layers as presented below.

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
In the event that the Property & Casualty Insurance segment’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs presented in the three preceding tables exceed the retention for that particular layer, each of the programs required one reinstatement of such coverage. In such an instance, the Property & Casualty Insurance segment is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer.
The Property & Casualty Insurance segment’s catastrophe reinsurance in 2015, 2014 and 2013 also included reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment has not carried any other catastrophe reinsurance since 2012, primarily due to actions taken by the Life & Health Insurance segment to reduce its exposures to catastrophes.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Reinsurance premiums for the Company’s primary catastrophe reinsurance programs, the NC Program and the FHCF Program reduced earned premiums for the years ended December 31, 2015, 2014 and 2013 by the following:

DOLLARS IN MILLIONS	2015	2014	2013
Property & Casualty Insurance	$12.8	$17.6	$23.6
Life & Health Insurance	0.1	0.1	—
Total Ceded Catastrophe Reinsurance Premiums	$12.9	$17.7	$23.6
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2015, 2014 and 2013 by business segment are presented below.

DOLLARS IN MILLIONS	2015	2014	2013
Property & Casualty Insurance	$56.6	$80.7	$34.6
Life & Health Insurance	3.9	3.1	1.6
Total Catastrophe Losses and LAE	$60.5	$83.8	$36.2
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $7.8 million, $14.7 million and $14.5 million in 2015, 2014 and 2013, respectively. The Property & Casualty Insurance segment reported favorable catastrophe reserve development of $7.9 million, $15.8 million and $12.5 million in 2015, 2014 and 2013, respectively. The Life & Health Insurance segment reported adverse catastrophe reserve development of $0.1 million in 2015, adverse catastrophe reserve development of $1.1 million in 2014 and favorable catastrophe reserve development of $2.0 million in 2013.
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
Earned Premiums ceded on long-duration and short-duration policies were $20.6 million, $26.0 million and $33.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $12.9 million, $17.7 million and $23.6 million, respectively, was related to catastrophe reinsurance. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $60.0 million, $57.1 million and $52.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $21.8 million, $21.9 million and $22.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $6.5 million, $6.7 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2015 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$124.9	$195.7	$—	$320.6
States and Political Subdivisions	—	1,622.6	—	1,622.6
Corporate Securities:
Bonds and Notes	—	2,376.5	436.3	2,812.8
Redeemable Preferred Stocks	—	—	3.8	3.8
Collateralized Loan Obligations	—	—	87.3	87.3
Other Mortgage- and Asset-backed	—	1.4	3.8	5.2
Total Investments in Fixed Maturities	124.9	4,196.2	531.2	4,852.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	79.8	5.1	84.9
Other Industries	—	6.2	12.8	19.0
Common Stocks:
Finance, Insurance and Real Estate	16.6	6.6	—	23.2
Other Industries	0.6	0.8	12.1	13.5
Other Equity Interests:
Exchange Traded Funds	177.1	—	—	177.1
Limited Liability Companies and Limited Partnerships	—	—	205.5	205.5
Total Investments in Equity Securities	194.3	93.4	235.5	523.2
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	164.5	164.5
Other Investments:
Trading Securities	4.7	—	—	4.7
Total	$323.9	$4,289.6	$931.2	$5,544.7
At December 31, 2015, the Company had unfunded commitments to invest an additional $107.6 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2014 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$129.2	$216.3	$—	$345.5
States and Political Subdivisions	—	1,477.1	—	1,477.1
Corporate Securities:
Bonds and Notes	—	2,517.9	360.6	2,878.5
Redeemable Preferred Stocks	—	—	6.7	6.7
Collateralized Loan Obligations	—	—	64.4	64.4
Other Mortgage- and Asset-backed	—	1.5	3.9	5.4
Total Investments in Fixed Maturities	129.2	4,212.8	435.6	4,777.6
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	84.7	5.0	89.7
Other Industries	—	3.4	16.4	19.8
Common Stocks:
Manufacturing	50.9	5.7	0.6	57.2
Finance, Insurance and Real Estate	34.8	0.1	5.6	40.5
Other Industries	24.2	0.7	11.2	36.1
Other Equity Interests:
Exchange Traded Funds	202.7	—	—	202.7
Limited Liability Companies and Limited Partnerships	—	—	186.2	186.2
Total Investments in Equity Securities	312.6	94.6	225.0	632.2
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	53.3	53.3
Other Investments:
Trading Securities	4.9	—	—	4.9
Total	$446.7	$4,307.4	$713.9	$5,468.0
The Company’s investments in Fixed Maturities that are classified as Level 1 in the two preceding tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities that are classified as Level 1 in the two preceding tables consist either of investments in publicly-traded common stocks or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 in the two preceding tables primarily consist of investments in corporate bonds, obligations of states and political subdivisions, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities that are classified as Level 2 in the two preceding tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models.
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2015.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment-grade	Market Yield	$98.7	2.6%	-	6.9%	4.4%
Non-investment-grade:
Senior Debt	Market Yield	114.2	5.9	-	15.3	10.4
Junior Debt	Market Yield	216.3	8.2	-	26.2	13.6
Collateralized Loan Obligations	Market Yield	87.3	3.1	-	10.8	6.1
Other	Various	14.7
Total Fixed Maturity Investments in Corporate Securities		$531.2
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
The Company’s other investments that are classified as Level 3 primarily consist of Limited Liability Companies and Limited Partnerships, but also certain Preferred Stocks and Common Stocks. The Company either uses valuations provided by third party fund managers, third party appraisers, or that are generated internally. These valuations typically employ various valuation techniques commonly used in the industry, including earnings multiples based on comparable public securities, industry-specific non-earnings based multiples, market yields based on comparable public securities and discounted cash flow models.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2015 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Fair Value Option	Total
Balance at Beginning of Year	$360.6	$6.7	$64.4	$3.9	$38.8	$186.2	$53.3	$713.9
Total Gains (Losses):
Included in Consolidated Statements of Income	(9.4)	(1.6)	0.6	—	(2.6)	(5.1)	0.2	(17.9)
Included in Other Comprehensive Income	(7.4)	(0.7)	(2.2)	(0.1)	1.4	0.3	—	(8.7)
Purchases	241.5	—	39.5	1.3	8.1	60.0	111.0	461.4
Settlements	(65.5)	(0.6)	(7.5)	(0.1)	(0.7)	(40.0)	—	(114.4)
Sales	(73.6)	—	(7.5)	(1.2)	(5.0)	—	—	(87.3)
Transfers into Level 3	—	—	—	—	—	4.1	—	4.1
Transfers out of Level 3	(10.0)	—	—	—	(9.9)	—	—	(19.9)
Balance at End of Year	$436.2	$3.8	$87.3	$3.8	$30.1	$205.5	$164.5	$931.2
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the year ended December 31, 2015. All of the $4.1 million transfers into Level 3 for the year ended December 31, 2015, relate to an investment that changed from an Equity Method Limited Liability investment to Other Equity Interest at Fair Value. All other transfers out of Level 3 for the year ended December 31, 2015 were due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2014 is presented below.

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
Over the last several years, certain state insurance regulators, legislators, treasurers/controllers, and their respective agents have aggressively pursued an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for deaths of their insureds and contact the insureds’ beneficiaries even though such beneficiaries may not have submitted claims, including due proof of death, as required under the terms of regulator-approved policy forms. These initiatives together comprise a set of circumstances involving potential changes in the law or changes in the interpretation of existing laws that could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ (the “Life Companies”) existing life insurance contracts by imposing new requirements that did not exist and were not contemplated at the time the Life Companies entered into such contracts.
Legislation and related litigation. One type of initiative involves legislation (the “DMF Statutes”). DMF Statutes have been enacted in nine states, with varying effective dates, that require life insurance companies to compare on a regular basis their records for all in-force policies (including policies issued prior to the effective dates of the DMF Statute) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File” or “DMF”). In contrast, four other states have enacted DMF Statutes that also require such comparisons, but exempt life insurance companies, like the Life Companies, that have not previously utilized a Death Master File, and instead only require that such companies conduct DMF comparisons for policies issued and delivered in each of those states after the DMF Statute’s effective date. Six additional states have enacted DMF Statutes that require comparisons, but only with respect to policies issued on or after their respective effective dates, without regard to prior DMF use. With respect to those DMF Statutes that apply retroactively and would likely have an adverse effect on the Company’s operations and financial

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 23. CONTINGENCIES (Continued)
position, the Life Companies filed declaratory judgment actions challenging the application of such statutes to policies issued prior to the subject DMF Statute’s effective date:

•
In November 2012, certain of the Life Companies filed an action in Kentucky state court, asking the court to construe the Kentucky DMF Statute to apply only prospectively, i.e., only to life insurance policies issued in Kentucky on or after the effective date of the Kentucky DMF Statute, consistent with what the Life Companies believe are the requirements of applicable Kentucky statutory law, the Kentucky Constitution and the Contract Clause of the United States Constitution. In April 2013, the trial court held that the Kentucky DMF Statute does apply to life insurance policies issued before the statute’s January 1, 2013 effective date. The subject Life Companies appealed and in August 2014, in a unanimous opinion, the Kentucky Court of Appeals reversed the trial court and held that the Kentucky DMF statute fell within Kentucky’s statutory presumption against retroactive laws. Therefore, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on or after January 1, 2013. The Kentucky Department of Insurance sought review of this ruling by the Supreme Court of Kentucky, which granted discretionary review in August 2015. In February 2016, the Department of Insurance requested that its appeal be dismissed and this request was granted, thus concluding the litigation. Consequently, the Kentucky DMF Statute is deemed to apply to policies issued on or after January 1, 2013.

•
In July 2013, certain of the Life Companies filed an action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only prospectively, consistent with what the Life Companies believe are the requirements of Maryland’s common law presumption against retroactive application of new laws, the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration (the “MIA”) filed a motion to dismiss, contending that the subject Life Companies were required to exhaust their administrative remedies before filing an action in court. In March 2014, the trial court granted the MIA’s motion and the Life Companies appealed that ruling. The Maryland appellate courts declined to stay enforcement of the Maryland DMF Statute pending the appeal and the Life Companies are complying with that statute while they pursue an appeal. The Life Companies’ appeal was denied by the Maryland Court of Special Appeals in October 2015 and the Life Companies have requested review by Maryland’s highest court, the Court of Appeals.

Unclaimed property compliance audits and related litigation. A second type of initiative involves an unclaimed property compliance audit of the Life Companies (the “Treasurers’ Audit”) being conducted by a private audit firm (the “Audit Firm”) retained by the treasurers/controllers of more than thirty states and related litigation. In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a DMF and to ascertain whether any of the insureds under such policies may be deceased; as described below, the Life Companies have filed a counterclaim in this case. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief; that motion was continued until the California Court of Appeal ruled in a similar case involving an unaffiliated insurance company (the “ANICO Appeal”). In July 2014, the trial court granted a motion by the CA Controller to stay the litigation against the Life Companies pending a decision in the ANICO Appeal. In March 2015, the California Court of Appeal reversed the order granting the preliminary injunction to the CA Controller in the ANICO Appeal. In light of the result in the ANICO Appeal, the stay of the litigation involving the Life Companies was lifted and the CA Controller withdrew its motion for preliminary injunction; discovery activity has resumed and the matter is set for trial in early 2017. Pending the outcome of this litigation, the Life Companies have not produced their in-force policy records to the CA Controller.
In October 2015, certain of the Life Companies filed a complaint for injunctive and other relief in state court in Illinois seeking a declaration that the Treasurer of the State of Illinois (the “IL Treasurer”) lacks the authority to compel those Life Companies to produce all in-force policy records to the Audit Firm, which is also a named defendant. In this litigation, the Life Companies further assert that life insurance proceeds become unclaimed property subject to escheat to Illinois five years after the insurer receives a claim and proof of death or the insured attains the mortality limiting age, and not five years after the date of the insured’s death. This complaint was filed in connection with the Treasurers’ Audit and in response to a demand by the IL Treasurer that the Life Companies produce all in-force policy records.

Examinations by insurance regulators and related litigation. A third type of initiative involves examinations by state insurance regulators. The Life Companies are the subject of a pending multi-state market conduct examination by five state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam originated in June 2012 as

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 23. CONTINGENCIES (Continued)
a single-state examination by the Illinois Department of Insurance (the “IDOI”). Insurance regulators from five additional states - California, Florida, New Hampshire, North Dakota and Pennsylvania - joined the examination in May 2013 (New Hampshire withdrew in 2014). In July 2013, the Life Companies received requests from the IDOI, as managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including the records of all in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s litigation. This request by the IDOI prompted the litigation in Illinois and other states described below.
In September 2013, certain of the Life Companies filed declaratory judgment actions against insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a DMF to ascertain whether insureds are deceased. These complaints also asked the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a DMF, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries or the insured reaches the mortality limiting age specified therein. The action in California was filed as a cross-complaint to the CA Controller’s complaint and joined the California Insurance Commissioner and the Audit Firm as defendants. In December 2015, the Life Companies voluntarily dismissed the litigation against the IDOI after that department agreed to withdraw the request for records of all in-force policies and advised the Life Companies that it intended to proceed with a single-state market conduct exam without use of a DMF. At least one or more of the states remaining in the Multi-State Exam are expected to continue with the pending Multi-State Exam The actions against the insurance regulators in the states of Florida and Pennsylvania were stayed by agreement of the parties pending resolution of the action with the IDOI and may resume in 2016. Pending resolution of the litigation arising from the Multi-State Exam, the Life Companies have not produced their in-force policy records in connection with the Multi-State Exam.
Conclusion. The results of the aforementioned legislative actions, Treasurers’ Audit, Multi-State Exam and the related litigation cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that would effectively change the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If state officials are able to impose such new requirements retroactively upon the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of the Life Companies’ responsibilities under such policies by eliminating the effect of contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcomes of the various initiatives and related litigation could result in changes in the law that could effectively alter the terms of the Life Companies’ existing life insurance contracts by imposing new requirements that have a significant impact on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and materially increase claims handling costs. Any attempt to predict the ultimate outcomes (including any estimate of the resulting effect on the Life Companies claim liabilities and reserves for future policy benefits) of these efforts to change the law would entail predicting on a state-by-state-basis numerous uncertainties including, but not limited to:

•	How many states eventually enact laws, interpret existing laws or take other action to require the use of a DMF or may exact such usage through regulation, examinations or audits;

•	The matching criteria to be used in comparing records of the Life Companies against a DMF;

•	The universe of policies affected;

•	Whether and to what extent any such laws would be applied retroactively; and

•
The results of unclaimed property audits, examinations and other actions by state insurance regulators and litigation, including challenges to the constitutionality of laws purporting to have retroactive application.

Due to the complexity and multi-jurisdictional nature of this issue, as well as the indeterminate number of potential outcomes and their uncertain effects on the Life Companies’ business, Kemper cannot reasonably estimate the amount of loss or other economic effect that it would recognize if the Life Companies were subjected to requirements of the types described in this Note on a retroactive basis.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 24. RELATED PARTIES
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provided investment management services with respect to certain assets of Kemper’s subsidiary, Trinity, under an agreement between the parties. Trinity had $85.8 million and $154.7 million in assets managed by FS&C at December 31, 2014 and 2013, respectively. In 2014, Trinity began reducing the amount of assets managed by FS&C. Trinity completed the disposal of all the assets managed by FS&C in 2015. Investment Expenses incurred in connection with such agreement were $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s Pension Plan. The Company’s Pension Plan had $137.2 million, $159.2 million and $148.6 million in assets managed by FS&C at December 31, 2015, 2014 and 2013, respectively, under an agreement with FS&C whereby FS&C provides investment management services. Investment Expenses incurred in connection with such agreement were $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
With respect to the Company’s defined contribution plans, until November 4, 2014, one of the alternative investment choices afforded to participating employees was the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $22.8 million for investment in the Dreyfus Appreciation Fund at December 31, 2013, representing 6% of the total amount invested in the Company’s defined contribution plans at such dates.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Dec 31, 2015
Revenues:
Earned Premiums	$431.3	$500.1	$536.7	$541.5	$2,009.6
Net Investment Income	70.6	76.7	75.9	79.4	302.6
Other Income	0.9	0.6	0.8	1.4	3.7
Net Realized Gains on Sales of Investments	3.4	34.0	5.3	9.4	52.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(7.0)	(2.2)	(3.3)	(14.9)	(27.4)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	0.2	0.2
Net Impairment Losses Recognized in Earnings	(7.0)	(2.2)	(3.3)	(14.7)	(27.2)
Total Revenues	499.2	609.2	615.4	617.0	2,340.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	297.7	375.1	378.8	416.0	1,467.6
Insurance Expenses	144.9	162.1	161.1	177.0	645.1
Write-off of Long-lived Asset	—	11.1	—	—	11.1
Loss from Early Extinguishment of Debt	9.1	—	—	—	9.1
Interest and Other Expenses	29.7	26.6	25.7	25.6	107.6
Total Expenses	481.4	574.9	565.6	618.6	2,240.5
Income (Loss) from Continuing Operations before Income Taxes	17.8	34.3	49.8	(1.6)	100.3
Income Tax Benefit (Expense)	(4.3)	(6.9)	(11.8)	2.9	(20.1)
Income from Continuing Operations	13.5	27.4	38.0	1.3	80.2
Income (Loss) from Discontinued Operations	—	2.3	(0.1)	3.3	5.5
Net Income	$13.5	$29.7	$37.9	$4.6	$85.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.26	$0.53	$0.73	$0.03	$1.55
Diluted	$0.26	$0.53	$0.73	$0.03	$1.55
Net Income Per Unrestricted Share:
Basic	$0.26	$0.57	$0.73	$0.09	$1.65
Diluted	$0.26	$0.57	$0.73	$0.09	$1.65
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Dec 31, 2014
Revenues:
Earned Premiums	$477.6	$470.3	$462.8	$451.5	$1,862.2
Net Investment Income	71.1	72.6	72.3	93.1	309.1
Other Income	0.1	0.2	0.5	0.6	1.4
Net Realized Gains on Sales of Investments	6.6	3.5	8.0	21.0	39.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.8)	(4.1)	(3.8)	(6.5)	(15.2)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	—	—
Net Impairment Losses Recognized in Earnings	(0.8)	(4.1)	(3.8)	(6.5)	(15.2)
Total Revenues	554.6	542.5	539.8	559.7	2,196.6
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	327.9	347.5	300.5	285.8	1,261.7
Insurance Expenses	152.1	161.3	158.6	156.4	628.4
Write-off Long-lived Asset	—	—	54.6	—	54.6
Interest and Other Expenses	22.7	22.5	22.1	24.4	91.7
Total Expenses	502.7	531.3	535.8	466.6	2,036.4
Income from Continuing Operations before Income Taxes	51.9	11.2	4.0	93.1	160.2
Income Tax Benefit (Expense)	(16.7)	(1.9)	0.8	(29.8)	(47.6)
Income from Continuing Operations	35.2	9.3	4.8	63.3	112.6
Income (Loss) from Discontinued Operations	(0.1)	—	(0.1)	2.1	1.9
Net Income	$35.1	$9.3	$4.7	$65.4	$114.5
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.63	$0.17	$0.09	$1.20	$2.08
Diluted	$0.63	$0.17	$0.09	$1.20	$2.08
Net Income Per Unrestricted Share:
Basic	$0.63	$0.17	$0.09	$1.24	$2.12
Diluted	$0.63	$0.17	$0.09	$1.24	$2.12
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered
Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF KEMPER CORPORATION
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Alliance United, which was acquired on April 30, 2015 and whose financial statements constitute 7% of consolidated assets, 12% of consolidated revenues, and -14% of consolidated net income as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Alliance United. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 12, 2016

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
Changes in Internal Controls Over Financial Reporting
On April 30, 2015, Kemper completed its acquisition of Alliance United, at which time the acquired companies became Kemper subsidiaries. See Note 3, “Acquisition of Business,” to the Consolidated Financial Statements in Item 8 of Part I of this Form 10-K for further details of the transaction. The Company is currently in the process of assessing Alliance United’s material internal controls over financial reporting. Other than in connection with this acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2015.
In conducting our assessment of the effectiveness of our internal control over financial reporting, we have excluded the Alliance United Group and its wholly-owned subsidiaries (collectively, “Alliance United”), which were acquired on April 30, 2015, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. Alliance United’s financial statements constituted 7% of consolidated assets, 12% of consolidated revenues, and -14% of consolidated net income as of and for the year ended December 31, 2015.
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

/S/ JOSEPH P. LACHER, JR.	/S/ FRANK J. SODARO
Joseph P. Lacher, Jr.	Frank J. Sodaro
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
Kemper Corporation	Kemper Corporation
February 12, 2016
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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2016 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2015, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2016 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2016 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	1,428,157	$39.75	7,636,921
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,428,157	$39.75	7,636,921
(1) Includes 538,500 shares reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock and performance-based RSU awards.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2016 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2016 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2015 and 2014, and the consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the years ended December 31, 2015, 2014 and 2013, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2015 Annual Report.

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

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, Frank J. Sodaro, Senior Vice President and Chief Financial Officer, and Richard Roeske, Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2015 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2015 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2016.

KEMPER CORPORATION (Registrant)

By:	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 12, 2016.

Signature	Title
/S/ ROBERT J. JOYCE	Chairman of the Board and Director
Robert J. Joyce

/S/ JOSEPH P. LACHER, JR.	President, Chief Executive Officer and Director (principal executive officer)
Joseph P. Lacher, Jr.

/S/ FRANK J. SODARO	Senior Vice President and Chief Financial Officer (principal financial officer)
Frank J. Sodaro

/S/ RICHARD ROESKE	Vice President and Chief Accounting Officer (principal accounting officer)
Richard Roeske

/S/ GEORGE N. COCHRAN	Director
George N. Cochran

/S/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/S/ DOUGLAS G. GEOGA	Director
Douglas G. Geoga

/S/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2015
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$298.0	$320.6	$320.6
States and Political Subdivisions	1,513.7	1,622.6	1,622.6
Corporate Securities:
Other Bonds and Notes	2,651.5	2,812.8	2,812.8
Redeemable Preferred Stocks	3.7	3.8	3.8
Collateralized Loan Obligations	90.0	87.3	87.3
Other Mortgage- and Asset-backed	3.8	5.2	5.2
Total Investments in Fixed Maturities	4,560.7	4,852.3	4,852.3
Equity Securities:
Preferred Stocks	97.9	103.9	103.9
Common Stocks	28.3	36.7	36.7
Other Equity Interests	360.7	382.6	382.6
Total Investments in Equity Securities	486.9	523.2	523.2
Fair Value Option Investments	164.5	164.5	164.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	190.6	XXX.X	190.6
Loans, Real Estate and Other Investments	443.2	XXX.X	443.2
Short-term Investments	255.7	XXX.X	255.7
Total Investments	$6,101.6		$6,429.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH I-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2015	2014
ASSETS
Investments in Subsidiaries	$2,586.6	$2,677.5
Fixed Maturities at Fair Value (Amortized Cost: 2015 – $15.1; 2014 – $12.2)	15.1	12.2
Equity Securities at Fair Value (Cost: 2015 – $11.1; 2014 – $21.9)	10.9	21.8
Fair Value Option Investments	164.5	53.3
Short-term Investments	134.8	225.1
Cash	15.9	17.9
Other Receivables	5.7	6.9
Current and Deferred Income Taxes	—	4.7
Other Assets	6.1	5.6
Total Assets	$2,939.6	$3,025.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2015 – $374.0; 2014 – $390.2)	$359.1	$358.5
Senior Notes Payable, 6.00% due 2015 (Fair Value: 2014 – $260.2)	—	249.5
Senior Notes Payable, 4.35% due 2025 (Fair Value: 2015 – $248.3)	247.4	—
Subordinated Debentures due 2054 (Fair Value: 2015 – $159.0; 2014 – $154.0)	144.1	144.1
Liabilities for Income Taxes	33.3	14.5
Liabilities for Benefit Plans	154.8	160.2
Accrued Expenses and Other Liabilities	8.5	7.5
Total Liabilities	947.2	934.3
Shareholders’ Equity:
Common Stock	5.1	5.2
Additional Paid-in Capital	654.0	660.1
Retained Earnings	1,209.0	1,202.7
Accumulated Other Comprehensive Income	124.3	222.7
Total Shareholders’ Equity	1,992.4	2,090.7
Total Liabilities and Shareholders’ Equity	$2,939.6	$3,025.0
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2015	2014	2013
Net Investment Income	$1.7	$0.9	$0.2
Net Realized Gains (Losses) on Sales of Investments	(0.1)	(0.2)	0.6
Net Impairment Losses Recognized in Earnings	(1.6)	(1.7)	—
Total Revenues	—	(1.0)	0.8
Interest Expense	47.3	47.9	39.0
Loss from Early Extinguishment of Debt	9.1	—	—
Other Operating Expenses	17.6	2.7	21.6
Total Operating Expenses	74.0	50.6	60.6
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(74.0)	(51.6)	(59.8)
Income Tax Benefit	26.5	18.9	20.8
Loss before Equity in Net Income of Subsidiaries	(47.5)	(32.7)	(39.0)
Equity in Net Income of Subsidiaries	133.2	147.2	256.7
Net Income	$85.7	$114.5	$217.7
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2015	2014	2013
Net Income	$85.7	$114.5	$217.7
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(150.4)	261.7	(324.9)
Securities Held by Parent	(1.5)	(2.0)	—
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(26.9)	(26.8)	(37.9)
Securities Held by Parent	1.5	1.7	—
Unrealized Holding Gains (Losses)	(177.3)	234.6	(362.8)
Unrecognized Postretirement Benefit Costs Arising During the Year	3.0	(106.4)	61.6
Amortization of Unrecognized Postretirement Benefit Costs	23.1	7.9	25.0
Net Unrecognized Postretirement Benefit Costs	26.1	(98.5)	86.6
Foreign Currency Translation Adjustments	(1.4)	(1.0)	0.2
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	(1.4)	(1.0)	0.2
Other Comprehensive Income (Loss) before Income Taxes	(152.6)	135.1	(276.0)
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	53.4	(92.3)	115.9
Securities Held by Parent	0.5	0.7	—
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	9.4	9.4	13.2
Securities Held by Parent	(0.5)	(0.6)	—
Unrealized Holding Gains and Losses	62.8	(82.8)	129.1
Unrecognized Postretirement Benefit Costs Arising During the Year	(1.1)	37.5	(21.6)
Amortization of Unrecognized Postretirement Benefit Costs	(8.0)	(2.8)	(8.8)
Net Unrecognized Postretirement Benefit Costs	(9.1)	34.7	(30.4)
Foreign Currency Translation Adjustments	0.5	0.4	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	0.5	0.4	(0.1)
Income Tax Benefit (Expense)	54.2	(47.7)	98.6
Other Comprehensive Income (Loss)	(98.4)	87.4	(177.4)
Total Comprehensive Income (Loss)	$(12.7)	$201.9	$40.3
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net Income	$85.7	$114.5	$217.7
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(133.2)	(147.2)	(256.7)
Cash Dividends from Subsidiaries	285.0	159.1	95.0
Cash Contribution to Defined Benefit Plan	—	—	(55.0)
Net Realized (Gains) Losses on Sales of Investments	0.1	0.2	(0.6)
Net Impairment Losses Recognized in Earnings	1.6	1.7	—
Loss from Early Extinguishment of Debt	9.1	—	—
Other, Net	41.6	10.5	67.3
Net Cash Provided by Operating Activities	289.9	138.8	67.7
Investing Activities:
Capital Contributed to Subsidiary	(105.0)	—	—
Capital Distribution from Subsidiary	—	1.1	50.5
Sales, Paydowns and Maturities of Fixed Maturities	11.8	11.5	—
Purchases of Fixed Maturities	(14.8)	—	—
Sales of Equity Securities	9.4	15.1	—
Sales of Fair Value Option Investments	—	6.9	—
Purchases of Fair Value Option Investments	(111.0)	(60.9)	—
Acquisition of Business	(71.0)	—	—
Change in Short-term Investments	90.3	(94.3)	52.7
Net Cash Provided (Used) by Investing Activities	(190.3)	(120.6)	103.2
Financing Activities:
Net Proceeds from Issuance of Debt	247.3	144.0	—
Repayments of Debt	(258.8)	—	—
Cash Dividends Paid	(49.7)	(51.8)	(54.9)
Common Stock Repurchases	(45.0)	(114.0)	(100.4)
Cash Exercise of Stock Options	3.9	0.5	1.7
Excess Tax Benefits on Share Based Awards	0.7	0.2	1.3
Net Cash Used by Financing Activities	(101.6)	(21.1)	(152.3)
Increase (Decrease) in Cash	(2.0)	(2.9)	18.6
Cash, Beginning of Year	17.9	20.8	2.2
Cash, End of Year	$15.9	$17.9	$20.8
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-4

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2015
Property & Casualty Insurance	$1,415.2	$1,406.2	$0.6	$73.3	$1,086.2	$213.1	$155.0	$80.7	$800.5	$586.1
Life & Health Insurance (1)	594.4	N/A	2.4	214.2	381.3	44.3	275.7	235.7	3,346.2	27.0
Other	—	N/A	0.7	15.1	—	—	(42.9)	—	57.1	—
Total	$2,009.6	N/A	$3.7	$302.6	$1,467.5	$257.4	$387.8	$316.4	$4,203.8	$613.1
2014
Property & Casualty Insurance	$1,249.5	$1,189.1	$0.5	$72.7	$887.3	$187.5	$166.2	$78.2	$651.1	$509.7
Life & Health Insurance (1)	612.7	N/A	0.9	218.7	374.4	47.9	268.1	225.1	3,278.2	27.2
Other	—	N/A	—	17.7	—	—	(41.3)	—	78.3	—
Total	$1,862.2	N/A	$1.4	$309.1	$1,261.7	$235.4	$393.0	$303.3	$4,007.6	$536.9
2013
Property & Casualty Insurance	$1,392.9	$1,342.2	$0.5	$90.9	$969.3	$207.2	$168.2
Life & Health Insurance (1)	632.9	N/A	0.2	209.9	387.9	46.7	271.5
Other	—	N/A	0.1	13.9	—	—	(39.2)
Total	$2,025.8	N/A	$0.8	$314.7	$1,357.2	$253.9	$400.5

(1)
The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH III-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2015
Life Insurance in Force	$20,209.8	$514.2	$205.7	$19,901.3	1.0%
Premiums:
Life Insurance	$374.1	$1.4	$1.4	$374.1	0.4%
Accident and Health Insurance	139.8	0.5	5.6	144.9	3.9%
Property and Liability Insurance	1,456.2	18.7	53.1	1,490.6	3.6%
Total Premiums	$1,970.1	$20.6	$60.1	$2,009.6	3.0%
Year Ended December 31, 2014
Life Insurance in Force	$20,565.9	$541.5	$217.8	$20,242.2	1.1%
Premiums:
Life Insurance	$387.5	$1.5	$1.6	$387.6	0.4%
Accident and Health Insurance	146.3	0.5	2.8	148.6	1.9%
Property and Liability Insurance	1,297.3	24.0	52.7	1,326.0	4.0%
Total Premiums	$1,831.1	$26.0	$57.1	$1,862.2	3.1%
Year Ended December 31, 2013
Life Insurance in Force	$21,006.0	$576.4	$229.5	$20,659.1	1.1%
Premiums:
Life Insurance	$392.4	$1.5	$1.8	$392.7	0.5%
Accident and Health Insurance	161.9	0.6	0.1	161.4	0.1%
Property and Liability Insurance	1,452.7	31.8	50.8	1,471.7	3.5%
Total Premiums	$2,007.0	$33.9	$52.7	$2,025.8	2.6%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH IV-1

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.3	August 8, 2014
4.1	Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee	8-K	001-18298	4.1	May 14, 2012
4.2	Officers’ Certificate, including form of Senior Note with respect to Kemper’s 6.00% Senior Notes due May 15, 2017	10-Q	001-18298	4.3	May 7, 2012
4.3	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.4	First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 27, 2014, by and between Kemper and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 7.375% Subordinated Debentures due 2054).	8-K	001-18298	4.2	February 27, 2014
4.5	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.6	Form of Certificate Representing Shares of Kemper Corporation Common Stock					X
10.1	Amended and Restated Credit Agreement, dated as of June 2, 2015, by and among Kemper, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, swing line lender and issuing bank, and Wells Fargo Bank, National Association and Fifth Third Bank, as co-syndication agents	8-K	001-18298	10.1	June 8, 2015
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.5*	Kemper Defined Contribution Supplemental Retirement Plan, as amended and restated effective August 25, 2011	10-Q	001-18298	10.15	November 2, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.6*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2014, as further amended by Amendment No. 1, effective October 5, 2015					X
10.7*	Kemper Severance Plan, as amended and restated effective August 25, 2011	10-Q	001-18298	10.18	November 2, 2011
10.8*	Kemper 1995 Non-employee Director Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.2	February 4, 2009
10.9*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.6	May 4, 2011
10.10*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 3, 2009	10-K	001-18298	10.7	February 4, 2009
10.11*	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006	10-Q	001-18298	10.2	May 4, 2011
10.12*	Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.8	May 4, 2011
10.13*	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.4	February 4, 2009
10.14*	Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.9	May 4, 2011
10.15*	Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011	10-K	001-18298	10.9	February 3, 2011
10.16*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.17*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011	10-K	001-18298	10.13	February 17, 2012
10.18*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.24	February 15, 2013
10.19*	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.25	February 15, 2013
10.20*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.1	May 2, 2013
10.21*	Form of Deferred Stock Unit Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.2	May 2, 2013
10.22*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.24	February 14, 2014
10.23*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.25	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.26	February 14, 2014
10.25*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.27	February 14, 2014
10.26*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.28	February 14, 2014
10.27*	Kemper 2009 Performance Incentive Plan, as amended and restated effective October 29, 2013 (for awards through February 3, 2014)	10-Q	001-18298	10.2	October 31, 2013
10.28*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013	10-K	001-18298	10.21	February 15, 2013
10.29*	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2014	10-K	001-18298	10.32	February 14, 2014
10.30*	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.33	February 14, 2014
10.31*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.34	February 14, 2014
10.32*	Kemper Executive Performance Plan, effective February 4, 2014	10-K	001-18298	10.35	February 14, 2014
10.33*	Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012	8-K	001-18298	10.25	February 6, 2012
10.34*	Kemper is a party to individual severance agreements with the following employees:	10-Q	001-18298	10.17	November 2, 2011

	Joseph P. Lacher, Jr. (President and Chief Executive Officer)
	Donald G. Southwell (Former Chairman, President and Chief Executive Officer)
	John M. Boschelli (Senior Vice President and Chief Investment Officer)
	C. Thomas Evans, Jr. (Vice President, Secretary & General Counsel)
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
Dennis J. Sandelski (Vice President, Tax and Corporate Development)
Frank J. Sodaro (Senior Vice President and Chief Financial Officer)
Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Messrs. Lacher and Southwell and 2.0 for the other officers.
10.35*	Joseph P. Lacher, Jr. Offer Letter dated November 19, 2015	8-K	001-18298	10.1	November 20, 2015
12	Ratios of Earnings to Fixed Charges					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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

E-4