Form 10-Q
period 2016-03-31
KEMPER Corp
filed 2016-05-05
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,132,723 shares of common stock, $0.10 par value, were outstanding as of April 30, 2016.

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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this Quarterly Report on Form 10-Q. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2015 (the “2015 Annual Report”) as updated by Item 1A. of Part II of subsequently-filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2016	Mar 31, 2015
Revenues:
Earned Premiums	$546.0	$431.3
Net Investment Income	67.0	70.6
Other Income	0.8	0.9
Net Realized Gains on Sales of Investments	6.8	3.4
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(9.6)	(7.0)
Portion of Losses Recognized in Other Comprehensive Income	0.3	—
Net Impairment Losses Recognized in Earnings	(9.3)	(7.0)
Total Revenues	611.3	499.2

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	436.2	297.7
Insurance Expenses	159.3	144.9
Loss from Early Extinguishment of Debt	—	9.1
Interest and Other Expenses	22.3	29.7
Total Expenses	617.8	481.4
Income (Loss) from Continuing Operations before Income Taxes	(6.5)	17.8
Income Tax Benefit (Expense)	4.3	(4.3)
Income (Loss) from Continuing Operations	(2.2)	13.5
Income from Discontinued Operations	0.1	—
Net Income (Loss)	$(2.1)	$13.5
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$(0.04)	$0.26
Diluted	$(0.04)	$0.26
Net Income (Loss) Per Unrestricted Share:
Basic	$(0.04)	$0.26
Diluted	$(0.04)	$0.26
Dividends Paid to Shareholders Per Share	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2016	Mar 31, 2015
Net Income (Loss)	$(2.1)	$13.5

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains	100.7	53.3
Foreign Currency Translation Adjustments	0.1	(0.9)
Decrease in Net Unrecognized Postretirement Benefit Costs	1.8	5.4
Other Comprehensive Income Before Income Taxes	102.6	57.8
Other Comprehensive Income Tax Expense	(36.2)	(20.2)
Other Comprehensive Income	66.4	37.6
Total Comprehensive Income	$64.3	$51.1

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Mar 31, 2016	Dec 31, 2015
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2016 - $4,527.1; 2015 - $4,560.7)	$4,917.4	$4,852.3
Equity Securities at Fair Value (Cost: 2016 - $462.9; 2015 - $486.9)	501.3	523.2
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	190.5	190.6
Fair Value Option Investments	161.9	164.5
Short-term Investments at Cost which Approximates Fair Value	367.4	255.7
Other Investments	443.8	443.2
Total Investments	6,582.3	6,429.5
Cash	160.4	161.7
Receivables from Policyholders	341.1	332.4
Other Receivables	193.9	193.2
Deferred Policy Acquisition Costs	319.3	316.4
Goodwill	323.0	323.0
Current and Deferred Income Tax Assets	15.5	41.4
Other Assets	234.2	238.5
Total Assets	$8,169.7	$8,036.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,358.4	$3,341.0
Property and Casualty	900.4	862.8
Total Insurance Reserves	4,258.8	4,203.8
Unearned Premiums	621.6	613.1
Liabilities for Income Taxes	10.2	3.8
Debt at Amortized Cost (Fair Value: 2016 - $786.0; 2015 - $781.3)	750.9	750.6
Accrued Expenses and Other Liabilities	487.1	472.4
Total Liabilities	6,128.6	6,043.7
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,133,252 Shares Issued and Outstanding at March 31, 2016 and 51,326,751 Shares Issued and Outstanding at December 31, 2015	5.1	5.1
Paid-in Capital	652.6	654.0
Retained Earnings	1,192.7	1,209.0
Accumulated Other Comprehensive Income	190.7	124.3
Total Shareholders’ Equity	2,041.1	1,992.4
Total Liabilities and Shareholders’ Equity	$8,169.7	$8,036.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2016	Mar 31, 2015
Operating Activities:
Net Income (Loss)	$(2.1)	$13.5
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(2.9)	(2.3)
Amortization of Intangible Assets Acquired	1.6	1.6
Equity in Losses of Equity Method Limited Liability Investments	4.3	0.7
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	5.4	0.4
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	2.6	(0.9)
Amortization of Investment Securities and Depreciation of Investment Real Estate	4.3	2.7
Net Realized Gains on Sales of Investments	(6.8)	(3.4)
Net Impairment Losses Recognized in Earnings	9.3	7.0
Loss from Early Extinguishment of Debt	—	9.1
Depreciation of Property and Equipment	4.0	3.2
Increase in Receivables	(10.1)	(8.4)
Increase in Insurance Reserves	54.6	11.5
Increase (Decrease) in Unearned Premiums	8.5	(6.9)
Change in Income Taxes	(4.6)	(10.5)
Increase in Accrued Expenses and Other Liabilities	5.1	1.9
Other, Net	4.0	9.8
Net Cash Provided by Operating Activities	77.2	29.0
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	142.0	121.7
Purchases of Fixed Maturities	(102.7)	(92.3)
Sales of Equity Securities	41.6	18.7
Purchases of Equity Securities	(19.0)	(11.7)
Return of Investment of Equity Method Limited Liability Investments	5.5	16.3
Acquisitions of Equity Method Limited Liability Investments	(15.0)	(4.7)
Increase in Short-term Investments	(111.7)	(15.2)
Improvements of Investment Real Estate	(0.9)	(0.6)
Increase in Other Investments	(1.0)	(1.1)
Acquisition of Software	(1.3)	(2.9)
Other, Net	(0.5)	(0.5)
Net Cash Provided (Used) by Investing Activities	(63.0)	27.7
Financing Activities:
Net Proceeds from Issuances of Debt	10.0	267.8
Repayments of Debt	(10.0)	(279.3)
Common Stock Repurchases	(3.8)	(23.4)
Dividends and Dividend Equivalents Paid	(12.2)	(12.3)
Cash Exercise of Stock Options	—	1.6
Other, Net	0.5	0.5
Net Cash Used by Financing Activities	(15.5)	(45.1)
Increase (Decrease) in Cash	(1.3)	11.6
Cash, Beginning of Year	161.7	76.1
Cash, End of Period	$160.4	$87.7
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
On April 30, 2015, Kemper acquired 100% of the outstanding common stock of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services, (individually and collectively referred to herein as “Alliance United”) in a cash transaction. The results of Alliance United are included in the Condensed Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Property & Casualty Insurance segment.
Effective in 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Prior to 2016, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation or accumulated postretirement benefit obligation, as relevant, at the beginning of the period. The change provides a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, recognized the effect prospectively in 2016. The change in method for estimating the interest and service cost components decreased pension expense for the three months ended March 31, 2016 by approximately $1.4 million in 2016, but will have no impact on the measurement of benefit obligations.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2015 Annual Report.
Adoption of New Accounting Guidance
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities while also eliminating the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 may also affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The Company's adoption and initial application as of January 1, 2016 resulted in no changes to the legal entities that the Company consolidates.
In May 2015, the FASB issued ASU 2015-07 Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Company adopted ASU 2015-07 in the first quarter of 2016 and applied its provisions on a retrospective basis. Except for the change in disclosure requirements, adoption of ASU 2015-07 did not impact the Company’s financial statements.The presentation of certain prior year amounts and disclosures have been reclassified to conform to the presentation for the current year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. ASU 2015-09 requires insurers to provide additional disclosures about short-duration insurance contracts, focusing particularly on the liability for unpaid claims and claim adjustment expenses. Insurers will be required to disclose tables showing incurred and paid claims development information by accident year for the number of years that claims typically remain outstanding, although not to exceed ten years, as well as a reconciliation of this information to the balance sheet. Additional disclosures will also be required on the total of incurred-but-not-reported liabilities plus expected development on reported claims, reserving methodologies, quantitative information about claim frequency, qualitative description of the methodologies used for determining claim frequency and average annual percentage payout of incurred claims by age. ASU 2015-09 is effective for annual periods beginning after December 31, 2015 and interim periods within annual periods beginning after December 15, 2016. Except for the additional disclosure requirements, adoption of ASU 2015-09 will not impact the Company’s financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most significantly, ASU 2016-01 requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily-determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.
ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently records its Investments in Equity Securities at fair value with net unrealized appreciation or depreciation reported in Accumulated Other Comprehensive Income (“AOCI”) in Shareholders’ Equity. The Company’s Investments in Equity Securities include securities with readily-determinable fair values and securities without readily-determinable fair values. The Company will not be able to determine the cumulative-effect adjustment to its balance sheet until it adopts ASU 2016-01 and makes its elections for Investments in Equity Securities that do not have readily determinable fair values. Subsequent to adoption, ASU 2016-01 is expected to cause increased volatility in the Company’s consolidated statement of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), by amending the Accounting Standards
Codification and creating a new topic on accounting for leases. ASU 2016-02 introduces a lessee model that requires most leases to be reported on the balance sheet of a lessee. ASU 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. ASU 2016-02 also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well asclassification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to April 1, 2016. There were no adoptions of such accounting pronouncements in 2015 or during the three months ended March 31, 2016 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-02, Leases (Topic 842), the Company does not expect the adoption of all other recently issued accounting

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
pronouncements with effective dates after March 31, 2016 to have a material impact on the Company’s financial statements and/or disclosures.
Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2016 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$290.1	$31.5	$(0.4)	$321.2
States and Political Subdivisions	1,473.2	137.4	(0.6)	1,610.0
Corporate Securities:
Bonds and Notes	2,665.6	254.2	(25.0)	2,894.8
Redeemable Preferred Stocks	3.3	—	—	3.3
Collateralized Loan Obligations	91.2	—	(8.0)	83.2
Other Mortgage- and Asset-backed	3.7	1.2	—	4.9
Investments in Fixed Maturities	$4,527.1	$424.3	$(34.0)	$4,917.4
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2015 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$298.0	$26.2	$(3.6)	$320.6
States and Political Subdivisions	1,513.7	111.6	(2.7)	1,622.6
Corporate Securities:
Bonds and Notes	2,651.5	202.0	(40.7)	2,812.8
Redeemable Preferred Stocks	3.7	0.1	—	3.8
Collateralized Loan Obligations	90.0	0.3	(3.0)	87.3
Other Mortgage- and Asset-backed	3.8	1.4	—	5.2
Investments in Fixed Maturities	$4,560.7	$341.6	$(50.0)	$4,852.3
There were no unsettled sales of Investments in Fixed Maturities at either March 31, 2016 or December 31, 2015. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $14.8 million at March 31, 2016. There were $5.6 million unsettled purchases of Investments in Fixed Maturities at December 31, 2015.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2016 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$43.5	$44.1
Due after One Year to Five Years	852.0	888.8
Due after Five Years to Ten Years	1,479.2	1,551.6
Due after Ten Years	1,939.4	2,218.4
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	213.0	214.5
Investments in Fixed Maturities	$4,527.1	$4,917.4
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2016 consisted of securities issued by the Government National Mortgage Association with a fair value of $103.3 million, securities issued by the

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Federal National Mortgage Association with a fair value of $17.3 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.8 million and securities of other non-governmental issuers with a fair value of $88.1 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2016 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$81.1	$4.1	$(0.9)	$84.3
Other Industries	16.0	3.2	(0.3)	18.9
Common Stocks:
Finance, Insurance and Real Estate	24.9	5.8	(1.3)	29.4
Other Industries	9.4	4.9	(0.2)	14.1
Other Equity Interests:
Exchange Traded Funds	153.4	1.0	(3.2)	151.2
Limited Liability Companies and Limited Partnerships	178.1	28.6	(3.3)	203.4
Investments in Equity Securities	$462.9	$47.6	$(9.2)	$501.3
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2015 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$80.8	$4.9	$(0.8)	$84.9
Other Industries	17.1	2.7	(0.8)	19.0
Common Stocks:
Finance, Insurance and Real Estate	18.9	5.3	(1.0)	23.2
Other Industries	9.4	4.3	(0.2)	13.5
Other Equity Interests:
Exchange Traded Funds	179.7	1.1	(3.7)	177.1
Limited Liability Companies and Limited Partnerships	181.0	25.0	(0.5)	205.5
Investments in Equity Securities	$486.9	$43.3	$(7.0)	$523.2
There were no unsettled purchases or sales of Investments in Equity Securities at either March 31, 2016 or December 31, 2015.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2016 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$29.0	$(0.1)	$25.3	$(0.3)	$54.3	$(0.4)
States and Political Subdivisions	9.8	(0.4)	8.9	(0.2)	18.7	(0.6)
Corporate Securities:
Bonds and Notes	310.2	(12.7)	211.2	(12.3)	521.4	(25.0)
Collateralized Loan Obligations	77.2	(7.8)	0.8	(0.2)	78.0	(8.0)
Other Mortgage- and Asset-backed	—	—	0.3	—	0.3	—
Total Fixed Maturities	426.2	(21.0)	246.5	(13.0)	672.7	(34.0)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	12.6	(0.1)	12.4	(0.8)	25.0	(0.9)
Other Industries	8.5	(0.3)	—	—	8.5	(0.3)
Common Stocks:
Finance, Insurance and Real Estate	16.1	(1.3)	—	—	16.1	(1.3)
Other Industries	2.1	(0.2)	0.5	—	2.6	(0.2)
Other Equity Interests:
Exchange Traded Funds	135.8	(3.2)	—	—	135.8	(3.2)
Limited Liability Companies and Limited Partnerships	66.3	(3.3)	—	—	66.3	(3.3)
Total Equity Securities	241.4	(8.4)	12.9	(0.8)	254.3	(9.2)
Total	$667.6	$(29.4)	$259.4	$(13.8)	$927.0	$(43.2)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Operations in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2016, were $34.0 million, of which $13.0 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.3 million of unrealized losses at March 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months. ” There were no unrealized losses at March 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading“12 Months or Longer.” Investment-grade fixed maturity investments comprised $13.0 million, and below-investment-grade fixed maturity investments comprised $21.0 million of the unrealized losses on investments in fixed maturities at March 31, 2016. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 7% of the amortized cost basis of the investment. At March 31, 2016, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at March 31, 2016 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
For equity securities, the Company considers various factors when determining whether a decline in the fair value is other than temporary, including, but not limited to:

•	The financial condition and prospects of the issuer;

•	The length of time and magnitude of the unrealized loss;

•	The volatility of the investment;

•	Analysts’ recommendations and near-term price targets;

•	Opinions of the Company’s external investment managers;

•	Market liquidity;

•	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

•	The Company’s intentions to sell or ability to hold the investments until recovery.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at March 31, 2016 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at March 31, 2016.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2015 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$56.6	$(1.6)	$24.1	$(2.0)	$80.7	$(3.6)
States and Political Subdivisions	131.0	(2.6)	0.9	(0.1)	131.9	(2.7)
Corporate Securities:
Bonds and Notes	783.8	(26.0)	133.6	(14.7)	917.4	(40.7)
Collateralized Loan Obligations	57.4	(2.9)	0.8	(0.1)	58.2	(3.0)
Other Mortgage- and Asset-backed	—	—	0.3	—	0.3	—
Total Fixed Maturities	1,028.8	(33.1)	159.7	(16.9)	1,188.5	(50.0)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	2.7	—	12.3	(0.8)	15.0	(0.8)
Other Industries	7.3	(0.8)	—	—	7.3	(0.8)
Common Stocks:
Finance, Insurance and Real Estate	16.3	(1.0)	—	—	16.3	(1.0)
Other Industries	2.8	(0.2)	—	—	2.8	(0.2)
Other Equity Interests:
Exchange Traded Funds	135.2	(3.7)	—	—	135.2	(3.7)
Limited Liability Companies and Limited Partnerships	2.7	(0.5)	—	—	2.7	(0.5)
Total Equity Securities	167.0	(6.2)	12.3	(0.8)	179.3	(7.0)
Total	$1,195.8	$(39.3)	$172.0	$(17.7)	$1,367.8	$(57.0)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2015, were $50.0 million, of which $16.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.2 million unrealized losses at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $33.5 million and below-investment-grade fixed maturity investments comprised $16.5 million of the unrealized losses on investments in fixed maturities at December 31, 2015. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 8% of the amortized cost basis of the investment. At December 31, 2015, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2015 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments at December 31, 2015 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility, as well as, the debt-like characteristics of investments in certain other equity interests.
The following table sets forth the pre-tax amount of other than temporary impairment (“OTTI”) credit losses recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the beginning and end of the periods presented for which a portion of the OTTI loss related to factors other than credit has been recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$5.1	$5.3
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	2.7	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(3.6)	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$4.2	$5.3
Gross gains and losses on sales of investments in fixed maturities and equity securities for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Fixed Maturities:
Gains on Sales	$7.1	$2.0
Losses on Sales	(0.3)	(0.1)
Equity Securities:
Gains on Sales	—	1.5
Losses on Sales	—	—

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at March 31, 2016 is limited to the total carrying value of $190.5 million. In addition, the Company had outstanding commitments totaling approximately $72.1 million to fund Equity Method Limited Liability Investments at March 31, 2016.
The carrying values of the Company’s Other Investments at March 31, 2016 and December 31, 2015 were:

(Dollars in Millions)	Mar 31, 2016	Dec 31, 2015
Loans to Policyholders at Unpaid Principal	$289.4	$288.4
Real Estate at Depreciated Cost	149.4	149.8
Trading Securities at Fair Value	4.7	4.7
Other	0.3	0.3
Total	$443.8	$443.2
Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2016 and 2015 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$862.8	$733.9
Less Reinsurance and Indemnification Recoverables at Beginning of Year	52.0	54.9
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	810.8	679.0
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	341.7	214.2
Prior Years:
Continuing Operations	2.7	(7.4)
Discontinued Operations	(0.1)	—
Total Incurred Losses and LAE Related to Prior Years	2.6	(7.4)
Total Incurred Losses and LAE	344.3	206.8
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	120.1	91.1
Prior Years:
Continuing Operations	180.8	126.0
Discontinued Operations	3.1	1.8
Total Paid Losses and LAE Related to Prior Years	183.9	127.8
Total Paid Losses and LAE	304.0	218.9
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	851.1	666.9
Plus Reinsurance and Indemnification Recoverables at End of Period	49.3	53.2
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$900.4	$720.1

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
For the three months ended March 31, 2016, the Company increased its property and casualty insurance reserves by $2.6 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $5.1 million, and commercial lines insurance loss and LAE reserves developed favorably by $2.5 million. The commercial lines insurance loss and LAE reserve development included favorable development of $2.4 million from continuing operations and favorable development of $0.1 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed adversely by $9.6 million, homeowners insurance loss and LAE reserves developed favorably by $5.1 million, including $2.4 million of favorable development on catastrophes, and other personal lines loss and LAE reserves developed adversely by $0.6 million. Personal lines insurance loss and LAE reserves developed adversely due primarily to the emergence of worse than expected loss patterns for the 2015 and 2014 accident years, partially offset by the emergence of more favorable loss patterns than expected for the 2013 and prior accident years.
For the three months ended March 31, 2015, the Company reduced its property and casualty insurance reserves by $7.4 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $7.2 million, and commercial lines insurance loss and LAE reserves developed favorably by $0.2 million. Personal automobile insurance loss and LAE reserves developed favorably by $5.1 million, homeowners insurance loss and LAE reserves developed favorably by $2.6 million, and other personal lines loss and LAE reserves developed adversely by $0.5 million. Personal lines insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2013 and 2012 accident years, partially offset by the emergence of worse loss patterns than expected for the 2014 accident year.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt
The amortized cost of debt outstanding at March 31, 2016 and December 31, 2015 was:

(Dollars in Millions)	Mar 31, 2016	Dec 31, 2015
Senior Notes:
6.00% Senior Notes due May 15, 2017	$359.3	$359.1
4.35% Senior Notes due February 15, 2025	247.5	247.4
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Debt Outstanding	$750.9	$750.6
There were no outstanding borrowings under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020 at either March 31, 2016 or December 31, 2015.
Kemper’s subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”), are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. During the first three months of 2016 and 2015, Trinity borrowed and repaid $10.0 million and $20.5 million, respectively, under its agreement with the FHLB of Dallas. There were no advances from the FHLB of Dallas or Chicago outstanding at either March 31, 2016 or December 31, 2015.
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the three months ended March 31, 2016 and 2015 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Notes Payable under Revolving Credit Agreement	$0.2	$0.2
Federal Home Loan Bank of Dallas	—	—
Federal Home Loan Bank of Chicago	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	3.7
6.00% Senior Notes due May 15, 2017	5.6	5.6
4.35% Senior Notes due February 15, 2025	2.8	1.1
7.375% Subordinated Debentures due February 27, 2054	2.8	2.8
Interest Expense before Capitalization of Interest	11.4	13.4
Capitalization of Interest	(0.2)	(0.2)
Total Interest Expense	$11.2	$13.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (Continued)
Interest paid, including facility fees, for the three months ended March 31, 2016 and 2015 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Notes Payable under Revolving Credit Agreement	$0.1	$0.2
Federal Home Loan Bank of Dallas	—	—
Federal Home Loan Bank of Chicago	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	4.8
6.00% Senior Notes due May 15, 2017	—	—
4.35% Senior Notes due February 15, 2025	5.4	—
7.375% Subordinated Debentures due February 27, 2054	2.8	2.8
Total Interest Paid	$8.3	$7.8
Note 5 - Long-term Equity-based Compensation Plans
As of March 31, 2016, there were 7,125,311 common shares available for future grants under Kemper’s long-term equity-based compensation plan, of which 710,955 shares were reserved for future grants based on the performance level attained under the terms of outstanding performance-based restricted stock and performance-based restricted stock unit (“RSU”) awards. Equity-based compensation expense was $1.0 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Total unamortized compensation expense related to nonvested awards at March 31, 2016 was $9.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Outstanding equity-based compensation awards at March 31, 2016 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, time-vested RSUs, performance-based RSUs and deferred stock units (“DSUs”). Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock. Recipients of RSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
Except for equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	Mar 31, 2016			Mar 31, 2015
Range of Valuation Assumptions
Expected Volatility	25.85%	-	27.82%	22.49%	-	41.65%
Risk-free Interest Rate	1.15	-	1.55	1.08	-	1.63
Expected Dividend Yield	3.41	-	3.41	2.62	-	2.62
Weighted-Average Expected Life in Years
Employee Grants	4	-	6.5	4	-	7
Director Grants	N/A			5.5
No Tandem Awards were granted to Non-employee Directors during the three months ended March 31, 2016.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
Tandem Award activity for the three months ended March 31, 2016 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	1,428,157	$39.75
Granted	300,827	27.71
Exercised	—	—
Forfeited or Expired	(257,000)	46.45
Outstanding at March 31, 2016	1,471,984	$36.12	6.70	$0.8
Vested and Expected to Vest at March 31, 2016	1,415,681	$36.25	6.60	$0.7
Exercisable at March 31, 2016	751,437	$38.96	4.30	$—
The weighted-average grant-date fair values of Tandem Awards granted during the three months ended March 31, 2016 and 2015 were $4.50 per option and $8.06 per option, respectively. No Tandem Awards were exercised during the three months ended March 31, 2016. Total intrinsic value of Tandem Awards exercised was $2.3 million for the three months ended March 31, 2015. The total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.8 million for the three months ended March 31, 2015. Total cash received from exercises of Tandem Awards was $1.6 million for the three months ended March 31, 2015. Information pertaining to Tandem Awards outstanding at March 31, 2016 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices Per Share ($)			Shares Subject to Tandem Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Tandem Awards	Weighted- average Exercise Price Per Share ($)
$15.01	-	$20.00	4,000	$16.48	3.10	4,000	$16.48
20.01	-	25.00	14,500	23.47	3.82	14,500	23.47
25.01	-	30.00	376,577	27.90	8.97	75,750	28.67
30.01	-	35.00	168,625	33.19	6.27	131,998	33.12
35.01	-	40.00	575,000	36.56	7.22	290,187	36.83
40.01	-	45.00	103,782	40.70	9.64	5,502	40.70
45.01	-	50.00	229,500	49.73	0.84	229,500	49.73
15.01	-	50.00	1,471,984	36.12	6.69	751,437	38.96
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the three months ended March 31, 2016 was as follows:

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	29,448	$33.77	85,048	$36.84
Granted	—	—	40,201	27.71
Vested	(1,500)	29.95	—	—
Forfeited	(1,275)	35.89	(16,150)	36.18
Nonvested Balance at End of Period	26,673	33.88	109,099	33.57

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
Activity related to nonvested performance-based restricted stock and nonvested performance-based RSUs for the three months ended March 31, 2016 is presented below.

	Performance-based Restricted Stock Awards		Performance-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	51,400	$42.12	128,100	$41.85
Granted	—	—	118,435	27.74
Vested	—	—	—	—
Forfeited	(51,400)	42.12	(9,550)	41.76
Nonvested Balance at End of Period	—	—	236,985	34.80
The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of an RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2016, 2015 and 2014 three-year performance periods is 118,435 common shares, 62,925 common shares and 55,625 common shares, respectively, at March 31, 2016.
For awards outstanding on January 1, 2016, the final payout of these awards, and any forfeitures of shares for performance below the “target” performance level, are determined based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over the respective three-year performance period ending on the last day of such period. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Half of the performance-based RSUs granted in 2016 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period ending on February 28, 2019. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Half of the performance-based RSUs granted in 2016 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period ending on December 31, 2018. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Income (Loss) from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income (Loss) from Continuing Operations Per Unrestricted Share and Diluted Income (Loss) from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2016 and 2015 is presented below.

	Three Months Ended
	Mar 31, 2016	Mar 31, 2015
(Dollars in Millions)
Income (Loss) from Continuing Operations	$(2.2)	$13.5
Less Income from Continuing Operations Attributed to Participating Awards	(0.2)	(0.1)
Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	(2.0)	13.6
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	$(2.0)	$13.6
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,191.5	51,872.8
Equity-based Compensation Equivalent Shares	—	96.5
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,191.5	51,969.3
(Per Unrestricted Share in Whole Dollars)
Basic Income (Loss) from Continuing Operations Per Unrestricted Share	$(0.04)	$0.26
Diluted Income (Loss) from Continuing Operations Per Unrestricted Share	$(0.04)	$0.26
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2016 and 2015 because the effect of inclusion would be anti-dilutive is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2016	Mar 31, 2015
Equity-based Compensation Equivalent Shares	1,187.3	1,244.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,187.3	1,244.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income Before Income Taxes for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$98.2	$49.7
Reclassification Adjustment for Amounts Included in Net Income	2.5	3.6
Unrealized Holding Gains (Losses)	100.7	53.3
Foreign Currency Translation Adjustments	0.1	(0.9)
Net Unrecognized Postretirement Benefit Costs Arising During the Year	(0.8)	—
Amortization of Net Unrecognized Postretirement Benefit Costs	2.6	5.4
Net Unrecognized Postretirement Benefit Costs	1.8	5.4
Other Comprehensive Income Before Income Taxes	$102.6	$57.8
The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(34.6)	$(17.5)
Reclassification Adjustment for Amounts Included in Net Income	(0.9)	(1.3)
Unrealized Holding Gains and Losses	(35.5)	(18.8)
Foreign Currency Translation Adjustments	—	0.3
Net Unrecognized Postretirement Benefit Costs Arising During the Year	0.3	—
Amortization of Net Unrecognized Postretirement Benefit Costs	(1.0)	(1.7)
Net Unrecognized Postretirement Benefit Costs	(0.7)	(1.7)
Other Comprehensive Income Tax Benefit (Expense)	$(36.2)	$(20.2)
The components of AOCI at March 31, 2016 and December 31, 2015 were:

(Dollars in Millions)	Mar 31, 2016	Dec 31, 2015
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.2)	$1.4
Other Net Unrealized Gains on Investments	278.5	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.6)	(0.7)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(87.0)	(88.1)
Accumulated Other Comprehensive Income	$190.7	$124.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$6.8	$3.4
Net Impairment Losses Recognized in Earnings	(9.3)	(7.0)
Total Before Income Taxes	(2.5)	(3.6)
Income Tax Benefit	0.9	1.3
Reclassification from AOCI, Net of Income Taxes	(1.6)	(2.3)
Reclassification of AOCI from Amortization of Net Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(2.6)	(5.4)
Income Tax Benefit	1.0	1.7
Reclassification from AOCI, Net of Income Taxes	(1.6)	(3.7)
Total Reclassification from AOCI to Net Income	$(3.2)	$(6.0)
Note 8 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the three months ended March 31, 2016 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year	$1,992.4
Net Loss	(2.1)
Other Comprehensive Income	66.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.24 per share)	(12.2)
Repurchases of Common Stock	(3.8)
Equity-based Compensation Cost	1.0
Equity-based Awards, Net of Shares Exchanged	(0.6)
Shareholders’ Equity at End of Period	$2,041.1

Note 9 - Income Taxes
Current and Deferred Income Tax Assets at March 31, 2016 and December 31, 2015 were:

(Dollars in Millions)	Mar 31, 2016	Dec 31, 2015
Current Income Tax Assets	$15.5	$9.5
Deferred Income Tax Assets	—	31.9
Current and Deferred Income Tax Assets	$15.5	$41.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Income Taxes (Continued)
The components of Liabilities for Income Taxes at March 31, 2016 and December 31, 2015 were:

(Dollars in Millions)	Mar 31, 2016	Dec 31, 2015
Deferred Income Tax Liabilities	$6.5	$—
Unrecognized Tax Benefits	3.7	3.8
Liabilities for Income Taxes	$10.2	$3.8
Included in the balance of Unrecognized Tax Benefits at March 31, 2016 and December 31, 2015 are tax positions of $3.2 million and $3.3 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.5 million at both March 31, 2016 and December 31, 2015, respectively.
Income taxes paid were $0.3 million and $14.6 million for the three months ended March 31, 2016 and 2015, respectively.
Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 9,200 participants and beneficiaries, of which 1,800 are active employees. The Pension Plan is closed to new employees hired after January 1, 2006. The components of Pension Expense for the Pension Plan for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Service Cost Earned	$2.2	$2.6
Interest Cost on Projected Benefit Obligation	5.4	6.4
Expected Return on Plan Assets	(8.2)	(8.8)
Amortization of Accumulated Net Unrecognized Pension Costs	3.0	5.8
Total Pension Expense Recognized	$2.4	$6.0
On May 4, 2016, the Board of Directors authorized the Company to amend the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. Accordingly, plan assets and liabilities will be re-measured in the second quarter of 2016, and the resultant cumulative actuarial loss will be amortized over approximately 25 years, the remaining estimated life expectancy of participants. Prior to the amendment, the cumulative actuarial loss was amortized over approximately 5 years, the remaining average service lives of active participants. Except for recording a loss of approximately $1.0 million for the three months ended June 30, 2016 to immediately recognize the remaining net unamortized prior service costs, no additional curtailment gain or loss is anticipated.
In addition to the Pension Plan, the Company also sponsors a non-qualified supplemental defined benefit pension plan and several defined contribution pension plans.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
The Company also sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 500 retired and 225 active employees (the “OPEB Plan”). The components of Postretirement Benefits Other than Pensions Expense (Benefit) for the OPEB Plan for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Service Cost Earned	$—	$—
Interest Cost on Projected Benefit Obligation	0.2	0.3
Amortization of Accumulated Net Unrecognized Gain	(0.3)	(0.4)
Total Postretirement Benefits Other than Pensions Expense (Benefit)	$(0.1)	$(0.1)
Note 11 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance.
The Property & Casualty Insurance segment’s principal products are personal automobile insurance, both preferred and nonstandard risk, homeowners insurance, other personal insurance and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.
Earned Premiums by product line for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Personal Automobile	$303.3	$189.8
Homeowners	68.1	72.6
Other Personal Property and Casualty Insurance	29.8	30.6
Commercial Automobile	13.5	13.5
Life	94.4	88.0
Accident and Health	36.9	36.8
Total Earned Premiums	$546.0	$431.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Revenues:
Property & Casualty Insurance:
Earned Premiums	$396.2	$287.6
Net Investment Income	11.9	14.8
Other Income	0.2	0.3
Total Property & Casualty Insurance	408.3	302.7
Life & Health Insurance:
Earned Premiums	149.8	143.7
Net Investment Income	55.0	50.4
Other Income	0.6	0.8
Total Life & Health Insurance	205.4	194.9
Total Segment Revenues	613.7	497.6
Net Realized Gains on Sales of Investments	6.8	3.4
Net Impairment Losses Recognized in Earnings	(9.3)	(7.0)
Other	0.1	5.2
Total Revenues	$611.3	$499.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Operating Profit (Loss), including a reconciliation to Income (Loss) from Continuing Operations before Income Taxes, for the three months ended March 31, 2016 and 2015 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(22.8)	$18.0
Life & Health Insurance	31.0	24.8
Total Segment Operating Profit	8.2	42.8
Corporate and Other Operating Loss	(12.2)	(12.3)
Total Operating Profit (Loss)	(4.0)	30.5
Net Realized Gains on Sales of Investments	6.8	3.4
Net Impairment Losses Recognized in Earnings	(9.3)	(7.0)
Loss from Early Extinguishment of Debt	—	(9.1)
Income (Loss) from Continuing Operations before Income Taxes	$(6.5)	$17.8
Segment Net Operating Income, including a reconciliation to Income (Loss) from Continuing Operations, for the three months ended March 31, 2016 and 2015 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(13.1)	$13.4
Life & Health Insurance	20.3	16.1
Total Segment Net Operating Income	7.2	29.5
Corporate and Other Net Operating Loss	(7.8)	(7.7)
Consolidated Net Operating Income (Loss)	(0.6)	21.8
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	4.4	2.2
Net Impairment Losses Recognized in Earnings	(6.0)	(4.6)
Loss from Early Extinguishment of Debt	—	(5.9)
Income (Loss) from Continuing Operations	$(2.2)	$13.5

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
Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2016 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value (a)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$128.6	$192.6	$—	$—	$321.2
States and Political Subdivisions		1,610.0	—	—	1,610.0
Corporate Securities:
Bonds and Notes	—	2,463.0	431.8	—	2,894.8
Redeemable Preferred Stocks	—	—	3.3	—	3.3
Collateralized Loan Obligations	—	—	83.2	—	83.2
Other Mortgage- and Asset-backed	—	1.3	3.6	—	4.9
Total Investments in Fixed Maturities	128.6	4,266.9	521.9	—	4,917.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	79.2	5.1	—	84.3
Other Industries	—	6.3	12.6	—	18.9
Common Stocks:
Finance, Insurance and Real Estate	22.9	6.5	—	—	29.4
Other Industries	0.5	1.0	12.6	—	14.1
Other Equity Interests:
Exchange Traded Funds	151.2	—	—	—	151.2
Limited Liability Companies and Limited Partnerships	—	—	42.2	161.2	203.4
Total Investments in Equity Securities	174.6	93.0	72.5	161.2	501.3
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	161.9	161.9
Other Investments:
Trading Securities	4.7	—	—	—	4.7
Total	$307.9	$4,359.9	$594.4	$323.1	$5,585.3
At March 31, 2016, the Company had unfunded commitments to invest an additional $110.5 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2015 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$124.9	$195.7	$—	$—	$320.6
States and Political Subdivisions	—	1,622.6	—	—	1,622.6
Corporate Securities:
Bonds and Notes	—	2,376.5	436.3	—	2,812.8
Redeemable Preferred Stocks	—	—	3.8	—	3.8
Collateralized Loan Obligations	—	—	87.3	—	87.3
Other Mortgage- and Asset-backed	—	1.4	3.8	—	5.2
Total Investments in Fixed Maturities	124.9	4,196.2	531.2	—	4,852.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	79.8	5.1	—	84.9
Other Industries	—	6.2	12.8	—	19.0
Common Stocks:
Finance, Insurance and Real Estate	16.6	6.6	—	—	23.2
Other Industries	0.6	0.8	12.1	—	13.5
Other Equity Interests:
Exchange Traded Funds	177.1	—	—	—	177.1
Limited Liability Companies and Limited Partnerships	—	—	45.6	159.9	205.5
Total Investments in Equity Securities	194.3	93.4	75.6	159.9	523.2
Fair Value Option Investments:
Limited Liability Companies and Limited Partnership Hedge Funds	—	—	—	164.5	164.5
Other Investments:
Trading Securities	4.7	—	—	—	4.7
Total	$323.9	$4,289.6	$606.8	$324.4	$5,544.7
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2016.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$96.5	1.6%	-	10.7%	4.3%
Non-investment-grade:
Senior Debt	Market Yield	107.0	5.7	-	16.2	10.7
Junior Debt	Market Yield	215.1	9.0	-	23.8	13.9
Collateralized Loan Obligations	Market Yield	83.2	3.4	-	13.5	7.1
Other	Various	20.1
Total Level 3 Fixed Maturity Investments in Corporate Securities		$521.9

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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$98.7	2.6%	-	6.9%	4.4%
Non-investment-grade:
Senior Debt	Market Yield	114.2	5.9	-	15.3	10.4
Junior Debt	Market Yield	216.3	8.2	-	26.2	13.6
Collateralized Loan Obligations	Market Yield	87.3	3.1	-	10.8	6.1
Other Debt	Various	14.7
Total Level 3 Fixed Maturity Investments in Corporate Securities		$531.2
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2016 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$436.3	$3.8	$87.3	$3.8	$30.0	$45.6	$606.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(2.5)	—	(0.6)	—	(1.0)	(0.4)	(4.5)
Included in Other Comprehensive Income	(0.8)	(0.1)	(5.2)	(0.2)	1.3	(0.5)	(5.5)
Purchases	40.1	—	1.7	—	—	—	41.8
Settlements	(5.8)	(0.4)	—	—	—	—	(6.2)
Sales	(35.5)	—	—	—	—	(2.5)	(38.0)
Balance at End of Period	$431.8	$3.3	$83.2	$3.6	$30.3	$42.2	$594.4
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2016.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$360.6	$6.7	$64.4	$3.9	$38.8	$44.0	$518.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(2.3)	—	0.1	—	(0.8)	(1.0)	(4.0)
Included in Other Comprehensive Income	2.4	(0.3)	1.3	—	(0.7)	0.3	3.0
Purchases	36.2	—	4.1	—	0.4	0.1	40.8
Settlements	(4.2)	—	—	—	—	—	(4.2)
Sales	(17.9)	—	—	—	(0.7)	—	(18.6)
Transfers out of Level 3	—	—	—	—	(3.8)	—	(3.8)
Balance at End of Period	$374.8	$6.4	$69.9	$3.9	$33.2	$43.4	$531.6
There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2015. The $3.8 million of transfers out of Level 3 for the three months ended March 31, 2015 were due to changes in the availability of market observable inputs.
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
Over the last several years, certain state treasurers/controllers, insurance regulators, legislators, and their respective agents have aggressively pursued an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for deaths of their insureds and contact the insureds’ beneficiaries even though such beneficiaries may not have submitted claims, including due proof of death, as required under the terms of regulator-approved policy forms and the Company was otherwise unaware of the insured’s death. These initiatives together comprise a set of circumstances involving potential changes in the law or changes in the interpretation of existing laws that could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ (the “Life Companies”) existing life insurance contracts by imposing new requirements that did not exist and were not contemplated at the time the Life Companies entered into such contracts.
Legislation and related litigation. One type of initiative involves legislation (the “DMF Statutes”). DMF Statutes have been enacted in eleven states, with varying effective dates, that require life insurance companies to compare on a regular basis their records for all in-force policies (including policies issued prior to the effective dates of the DMF Statute) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File” or “DMF”). In contrast, ten other states have enacted DMF Statutes that also require such comparisons but only as to policies issued by the Life Companies after the statutes’ respective effective dates. With respect to certain of those DMF Statutes that apply retroactively and would likely have an adverse effect on the Company’s operations and financial position, the Life Companies filed declaratory judgment actions challenging the application of such statutes to policies issued prior to the subject DMF Statute’s effective date:

•
In November 2012, certain of the Life Companies filed an action in Kentucky state court, asking the court to construe the Kentucky DMF Statute to apply only prospectively, i.e., only to life insurance policies issued in Kentucky on or after the effective date of the Kentucky DMF Statute, consistent with what the Life Companies believe are the requirements of applicable Kentucky statutory law, the Kentucky Constitution and the Contract Clause of the United States Constitution. In April 2013, the trial court held that the Kentucky DMF Statute applied to life insurance policies issued before the statute’s January 1, 2013 effective date. The subject Life Companies appealed and in August 2014, in a unanimous opinion, the Kentucky Court of Appeals reversed the trial court and held that the Kentucky DMF Statute fell within Kentucky’s statutory presumption against retroactive laws. Therefore, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on or after January 1, 2013. The Kentucky Department of Insurance sought review of this ruling by the Supreme Court of Kentucky, which granted discretionary review in August 2015. In February 2016, the Department of Insurance requested that its appeal be dismissed and this request was granted, thus concluding the litigation. Consequently, the Kentucky DMF Statute is deemed to apply to policies issued on or after January 1, 2013.

•
In July 2013, certain of the Life Companies filed an action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only prospectively, consistent with what the Life Companies believe are the requirements of Maryland’s common law presumption against retroactive application of new laws, the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration (the “MIA”) filed a motion to dismiss, contending that the subject Life Companies were required to exhaust their administrative remedies before filing an action in court. In March 2014, the trial court granted the MIA’s motion and the Life Companies appealed that ruling. The Maryland appellate courts declined to stay enforcement of the Maryland DMF Statute pending the appeal and the Life Companies are complying with that statute while they pursue an appeal. The Life Companies’ appeal was denied by the Maryland Court of Special Appeals in October 2015 and the Life Companies requested review by Maryland’s highest court, the Court of Appeals, which in February 2016 granted the petition for writ of certiorari and have agreed to hear the appeal.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Contingencies (continued)

•
In May 2016, certain of the Life Companies filed suit in Florida state court, asking the court to construe the Florida DMF Statute to apply only prospectively, i.e., only to life insurance policies issued in Florida on or after the effective date of the Florida DMF Statute, consistent with what the Life Companies believe are the requirements of Florida law, the Florida Constitution and the Contract Clause of the United States Constitution.

Unclaimed property compliance audits and related litigation. A second type of initiative involves an unclaimed property compliance audit of the Life Companies (the “Treasurers’ Audit”) being conducted by a private audit firm (the “Audit Firm”) retained by the treasurers/controllers of more than thirty states and related litigation. In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a DMF, in an attempt to ascertain whether any of the insureds under such policies may be deceased; as described below, the Life Companies have filed a counterclaim in this case. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same injunctive relief; that motion was continued until the California Court of Appeal ruled in a similar case involving an unaffiliated insurance company (the “ANICO Appeal”). In July 2014, the trial court granted a motion by the CA Controller to stay the litigation against the Life Companies pending a decision in the ANICO Appeal. In March 2015, the California Court of Appeal reversed the order granting the preliminary injunction to the CA Controller in the ANICO Appeal. In light of the result in the ANICO Appeal, the stay of the litigation involving the Life Companies was lifted and the CA Controller withdrew its motion for preliminary injunction; discovery activity has resumed and the matter is set for trial in early 2017. Pending the outcome of this litigation, the Life Companies have not produced their in-force policy records to the CA Controller.
In October 2015, certain of the Life Companies filed a complaint for injunctive and other relief in state court in Illinois seeking a declaration that the Treasurer of the State of Illinois (the “IL Treasurer”) lacks the authority to compel those Life Companies to produce all in-force policy records to the Audit Firm, which is also a named defendant. In this litigation, the Life Companies further assert that life insurance proceeds become unclaimed property subject to escheat to Illinois five years after the insurer receives a claim and proof of death or the insured attains the mortality limiting age and is then unable to locate the beneficiary, and not five years after the date of the insured’s death. This complaint was filed in connection with the Treasurers’ Audit and in response to a demand by the IL Treasurer that the Life Companies produce all in-force policy records.
Examinations by insurance regulators and related litigation. A third type of initiative involves examinations by state insurance regulators. The Life Companies are the subject of a multi-state market conduct examination by certain state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam originated in June 2012 as a single-state examination by the Illinois Department of Insurance (the “IDOI”). Insurance regulators from five additional states (California, Florida, New Hampshire, North Dakota and Pennsylvania) joined the examination in May 2013 (New Hampshire later withdrew). In July 2013, the Life Companies received requests from the IDOI, as managing lead state for the Multi-State Exam, for a significant volume of information beyond that which the Life Companies had already produced, including the records of all in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s litigation. This request by the IDOI prompted the litigation in Illinois and other states described below.
In September 2013, certain of the Life Companies filed declaratory judgment actions against insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a DMF to ascertain whether insureds are deceased. These complaints also asked the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a DMF, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries or the insured reaches the mortality limiting age specified therein. The action in California was filed as a cross-complaint to the CA Controller’s complaint and joined the California Insurance Commissioner and the Audit Firm as defendants. In December 2015, the Life Companies voluntarily dismissed the litigation against the IDOI after that department agreed to withdraw the request for records of all in-force policies and advised the Life Companies that it intended to proceed with a single-state market conduct exam without use of a DMF. At least one or more of the states remaining in the Multi-State Exam has indicated that they intend to continue with the exam. The actions against the insurance regulators in the states of Florida and Pennsylvania were stayed by agreement of the parties pending resolution of the action

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Contingencies (continued)
with the IDOI and may resume in 2016. Pending resolution of the litigation arising from the Multi-State Exam, the Life Companies have not produced their in-force policy records in connection with the Multi-State Exam.
Conclusion. The results of the aforementioned legislative actions, Treasurers’ Audit, Multi-State Exam and the related litigation cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that would effectively change the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If state officials are able to impose such new requirements retroactively upon the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of the Life Companies’ responsibilities under such policies by eliminating the effect of contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcomes of the various initiatives and related litigation could result in changes in the law that could effectively alter the terms of the Life Companies’ existing life insurance contracts by imposing new requirements that have a significant impact on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and materially increase claims handling costs, none of which were contemplated when such policies were issued. Any attempt to predict the ultimate outcomes (including any estimate of the resulting effect on the Life Companies claim liabilities and reserves for future policy benefits) of these efforts to change the law would entail predicting on a state-by-state-basis numerous uncertainties including, but not limited to:

•	How many states eventually enact laws, interpret existing laws or take other action to require the use of a DMF, or may exact such usage through regulation, examinations or audits;

•	The matching criteria to be used in comparing records of the Life Companies against a DMF;

•	The universe of policies affected;

•	Whether and to what extent any such laws would be applied retroactively; and

•
The results of unclaimed property audits, examinations and other actions by state insurance regulators, and related litigation including challenges to the constitutionality of laws purporting to have retroactive application.

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
Note 14 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provided investment management services with respect to certain assets of Kemper’s subsidiary, Trinity, under an agreement between the parties. During the second quarter of 2015, Trinity disposed of all the assets managed by FS&C. Investment expenses incurred in connection with such agreement were $0.1 million for the three months ended March 31, 2015.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $140.2 million in assets managed by FS&C at March 31, 2016 under an agreement with FS&C whereby FS&C provides investment management services. Investment expenses incurred in connection with such agreement were $0.1 million for each of the three month periods ended March 31, 2016 and 2015.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income (Loss)
Net Loss was $2.1 million ($0.04 per unrestricted common share) for the three months ended March 31, 2016, compared to Net Income of $13.5 million ($0.26 per unrestricted common share) for the same period in 2015.
Loss from Continuing Operations was $2.2 million ($0.04 per unrestricted common share) for the three months ended March 31, 2016, compared to Income from Continuing Operations of $13.5 million ($0.26 per unrestricted common share) for the same period in 2015.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) and to Net Income (Loss) for the three months ended March 31, 2016 and 2015 is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(13.1)	$13.4	$(26.5)
Life & Health Insurance	20.3	16.1	4.2
Total Segment Net Operating Income	7.2	29.5	(22.3)
Corporate and Other Net Operating Loss	(7.8)	(7.7)	(0.1)
Consolidated Net Operating Income (Loss)	(0.6)	21.8	(22.4)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	4.4	2.2	2.2
Net Impairment Losses Recognized in Earnings	(6.0)	(4.6)	(1.4)
Loss from Early Extinguishment of Debt	—	(5.9)	5.9
Income (Loss) from Continuing Operations	(2.2)	13.5	(15.7)
Income from Discontinued Operations	0.1	—	0.1
Net Income (Loss)	$(2.1)	$13.5	$(15.6)
Revenues
Earned Premiums were $546.0 million for the three months ended March 31, 2016, compared to $431.3 million for the same period in 2015, an increase of $114.7 million. Earned Premiums for the three months ended March 31, 2016 increased by $108.6 million and $6.1 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See “Property & Casualty Insurance” and “Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $3.6 million for the three months ended March 31, 2016, compared to the same period in 2015. Net Investment Income from Alternative Investments which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities decreased by $4.1 million due to lower investment returns. Alternative investment income from Equity Method Limited Liability Investments and Fair Value Option Investments decreased by $3.6 million and $3.5 million, respectively, for the three months ended March 31, 2016, compared to the same period in 2015, while alternative investment income from other limited liability investments included in Equity Securities increased by $3.0 million. See “Investment Results” under the sub-caption “Net Investment Income” for additional discussion.
Net Realized Gains on Sales of Investments were $6.8 million for the three months ended March 31, 2016, compared to $3.4 million for the same period in 2015. Net Impairment Losses Recognized in Earnings were $9.3 million for the three months ended March 31, 2016, compared to $7.0 million for the same period in 2015. See “Investment Results” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.

Non-GAAP Financial Measures
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion for the Property & Casualty Insurance segment uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense Ratio.
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
Consolidated Net Operating Income (Loss)
Consolidated Net Operating Income (Loss) is an after-tax, non-GAAP financial measure and is computed by excluding from Income (Loss) from Continuing Operations the after-tax impact of:

(i)	Net Realized Gains on Sales of Investments;

(ii)	Net Impairment Losses Recognized in Earnings related to investments;

(iii)	Loss from Early Extinguishment of Debt; and

(iv)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income (Loss) from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income (Loss) for the three months ended March 31, 2016 or 2015.
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

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Net Premiums Written	$403.4	$279.7
Earned Premiums	$396.2	$287.6
Net Investment Income	11.9	14.8
Other Income	0.2	0.3
Total Revenues	408.3	302.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	297.4	198.5
Catastrophe Losses and LAE	37.5	10.3
Prior Years:
Non-catastrophe Losses and LAE	4.7	(5.0)
Catastrophe Losses and LAE	(2.7)	(2.2)
Total Incurred Losses and LAE	336.9	201.6
Insurance Expenses	94.2	83.1
Operating Profit (Loss)	(22.8)	18.0
Income Tax Benefit (Expense)	9.7	(4.6)
Segment Net Operating Income (Loss)	$(13.1)	$13.4
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.0%	69.0%
Current Year Catastrophe Losses and LAE Ratio	9.5	3.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.2	(1.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(0.8)
Total Incurred Loss and LAE Ratio	85.0	70.1
Insurance Expense Ratio	23.8	28.9
Combined Ratio	108.8%	99.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	75.0%	69.0%
Insurance Expense Ratio	23.8	28.9
Underlying Combined Ratio	98.8%	97.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	98.8%	97.9%
Current Year Catastrophe Losses and LAE Ratio	9.5	3.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.2	(1.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(0.8)
Combined Ratio as Reported	108.8%	99.0%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2016		Mar 31, 2015
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	12	$10.9	9	$10.3
$5 - $10	—	—	—	—
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	1	26.6	—	—
Total	13	$37.5	9	$10.3
Insurance Reserves

(Dollars in Millions)	Mar 31, 2016	Dec 31, 2015
Insurance Reserves:
Automobile	$678.8	$656.3
Homeowners	115.4	98.9
Other	46.1	45.3
Insurance Reserves	$840.3	$800.5
Insurance Reserves:
Loss Reserves:
Case	$563.3	$537.1
Incurred But Not Reported	157.9	147.6
Total Loss Reserves	721.2	684.7
LAE Reserves	119.1	115.8
Insurance Reserves	$840.3	$800.5
See MD&A, “Critical Accounting Estimates,” of the 2015 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Acquisition of Alliance United
As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company completed its acquisition of Alliance United on April 30, 2015. Alliance United is a provider of nonstandard personal automobile insurance in California and has added significant scale to the Property & Casualty Insurance segment’s premium base. The results of Alliance United’s operations have been included in the Company’s consolidated results since the date of its acquisition, which can obscure certain comparisons of quarterly results, particularly when analyzing overall segment results as well as the nonstandard personal automobile insurance line of business. To focus on the performance of the segment’s legacy business certain comparisons exclude Alliance United’s impact on the segment’s results.

Property & Casualty Insurance (continued)
Overall
Three Months Ended March 31, 2016 Compared to the Same Period in 2015
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $13.1 million for the three months ended March 31, 2016, compared to Segment Net Operating Income of $13.4 million for the same period in 2015. Segment net operating results deteriorated by $26.5 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development), net operating losses from Alliance United in 2016, adverse loss and LAE reserve development in the current year, compared to favorable development in the prior year, and lower net investment income, partially offset by lower underlying losses and LAE as a percentage of earned premiums in the legacy business.
Earned Premiums in the Property & Casualty Insurance segment increased by $108.6 million. Excluding the $120.4 million impact from Alliance United, Earned Premiums decreased by $11.8 million, as lower volume accounted for a decrease of $13.2 million, while higher average earned premium accounted for an increase of $1.4 million. The lower volume was driven primarily by preferred personal automobile insurance and homeowners insurance, which had volume decreases of $8.2 million and $3.4 million, respectively. The increase in average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $3.5 million.
Net Investment Income in the Property & Casualty Insurance segment decreased by $2.9 million for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to lower investment income from Alternative Investments and lower yields on fixed income securities, partially offset by investment income from the investments acquired from the acquisition of and, the capital contributed to, Alliance United. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $0.1 million in 2016, compared to income of $2.8 million in 2015.
Underlying losses and LAE as a percentage of earned premiums were 75.0% in 2016, an increase of 6.0 percentage points, compared to 2015. Alliance United, which runs at a higher underlying losses and LAE ratio but lower insurance expense ratio, added 7.8 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 67.2% in 2016, compared to 69.0% in 2015, or an improvement of 1.8 percentage points, as homeowners insurance, other personal insurance, preferred personal automobile insurance and nonstandard personal automobile insurance improved, while commercial automobile insurance was fairly flat. The improvement of 1.8 percentage points was tempered slightly by a mix shift in the overall legacy book of business to a greater proportion of nonstandard personal automobile insurance, which runs at a higher underlying loss ratio. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $37.5 million in 2016, compared to $10.3 million in 2015, which is an increase of $27.2 million due primarily to a hailstorm in Texas in late March 2016 with estimated losses and LAE of $26.6 million. Loss and LAE reserve development (including catastrophe reserve development) was adverse by $2.0 million in 2016, due primarily to Alliance United. Excluding the impact of Alliance United, loss and LAE reserve development (including catastrophe reserve development) was favorable by $4.5 million in 2016, compared to $7.2 million in 2015.
Insurance expenses were $94.2 million, or 23.8% of earned premiums, in 2016, compared to $83.1 million, or 28.9% as a percentage of earned premiums in 2015, and decreased as a percentage of earned premiums due primarily to the inclusion of Alliance United.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.6 million in 2016, compared to $5.1 million in 2015.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Net Premiums Written	$99.7	$106.5

Earned Premiums	$106.1	$115.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$73.3	$81.8
Catastrophe Losses and LAE	4.9	0.2
Prior Years:
Non-catastrophe Losses and LAE	1.9	(7.2)
Catastrophe Losses and LAE	(0.2)	(0.1)
Total Incurred Losses and LAE	$79.9	$74.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.1%	70.6%
Current Year Catastrophe Losses and LAE Ratio	4.6	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	1.8	(6.2)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	(0.1)
Total Incurred Loss and LAE Ratio	75.3%	64.5%
Three Months Ended March 31, 2016 Compared to the Same Period in 2015
Earned Premiums on preferred personal automobile insurance decreased by $9.8 million as lower volume and lower average earned premium accounted for decreases of $8.2 million and $1.6 million, respectively. The run-off of the direct-to-consumer business accounted for over half of the decrease in earned premiums attributed to lower volume. The decrease in average earned premium was due primarily to a mix shift toward lower risk drivers and, to a lesser extent, state mix, partially offset by rate increases. Incurred losses and LAE were $79.9 million, or 75.3% of earned premiums, in 2016, compared to $74.7 million, or 64.5% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to an unfavorable change in loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 69.1% in 2016, compared to 70.6% in 2015, which is a decrease of 1.5 percentage points due primarily to lower frequency of claims on most coverages related to the mix shift toward lower risk drivers and the impacts of rate actions, partially offset by increasing loss trends. Catastrophe losses and LAE (excluding reserve development) were $4.9 million in 2016, compared to $0.2 million in 2015. Loss and LAE reserve development was adverse by $1.7 million in 2016, compared to favorable development of $7.3 million in 2015.

Property & Casualty Insurance (continued)
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line, which include the results of Alliance United’s operations since the date of its acquisition, follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Net Premiums Written	$219.5	$85.6

Earned Premiums	$197.2	$73.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$173.3	$59.3
Catastrophe Losses and LAE	1.7	0.2
Prior Years:
Non-catastrophe Losses and LAE	7.9	2.2
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$182.9	$61.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	87.8%	80.2%
Current Year Catastrophe Losses and LAE Ratio	0.9	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	4.0	3.0
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	92.7%	83.5%
Three Months Ended March 31, 2016 Compared to the Same Period in 2015
Earned Premiums on nonstandard personal automobile insurance increased by $123.3 million. Excluding the $120.4 million impact from Alliance United, Earned Premiums increased by $2.9 million as higher average earned premium accounted for an increase of $3.5 million, while lower volume accounted for a decrease of $0.6 million. Incurred losses and LAE were $182.9 million, or 92.7% of earned premiums, in 2016, compared to $61.7 million, or 83.5% of earned premiums, in 2015. Excluding the $118.8 million impact from Alliance United, incurred losses and LAE were $64.1 million, or 83.5% of related earned premiums, in 2016, compared to $61.7 million, or 83.5% of earned premiums, in 2015. Excluding Alliance United, incurred losses and LAE as a percentage of earned premiums were flat as lower underlying losses and LAE as a percentage of earned premiums and a lower level of adverse loss and LAE reserve development were offset by higher incurred catastrophe losses and LAE (excluding reserve development). Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 79.5% in 2016, compared to 80.2% in 2015, which is a decrease of 0.7 percentage points due primarily to higher average earned premium, partially offset by higher frequency of claims on most coverages, particularly bodily injury and property damage. Catastrophe losses and LAE (excluding reserve development) were $1.7 million in 2016, compared to $0.2 million in 2015. Excluding the impact of Alliance United, adverse loss and LAE reserve development was $1.4 million in 2016, compared to $2.2 million in 2015.
For the three months ended March 31, 2016, Alliance United’s underlying losses and LAE as a percentage of related earned premiums were 93.3%. This ratio continues to be significantly higher than what had been reported by Alliance United prior to the acquisition date. Alliance United has experienced significantly higher frequency of claims on most coverages and higher severity of losses on most coverages, particularly bodily injury, than the trend that Kemper had anticipated prior to the acquisition. Alliance United’s premium rates have become inadequate due in part to the significant adverse changes in underlying frequency and severity trends. The Company continues to analyze its experience against industry information as it becomes available and believes that Alliance United’s trends may be worse than industry trends due in part to anti-selection resulting from inadequate rates and higher growth rates for new business, which tends to run at a higher underlying loss and LAE ratio than renewal business. In addition, Alliance United’s results for the three months ended March 31, 2016 include adverse loss and LAE reserve development of $6.5 million. Since the acquisition, several events have resulted in the historical

Property & Casualty Insurance (continued)
development factors becoming less reliable in predicting how losses will ultimately emerge. For the three months ended March 31, 2016, the primary driver of adverse development was a decrease in the ratio of claims closed without payment, which has driven the Company’s selection of ultimate losses higher. In addition, payment development patterns, as well as claim severity patterns, may have been influenced by an inadequate level of claims adjusters, as staffing levels for Alliance United’s claims adjusters were not able to keep pace with Alliance United’s growth rate prior to and after the acquisition date and the recent spike in frequency. The Company is taking various actions to address Alliance United’s performance, including increasing the staffing levels for claims adjusters, slowing growth rates for new business, various agency management actions and filing and implementing rate increases.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Net Premiums Written	$59.9	$63.1

Earned Premiums	$68.1	$72.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$35.2	$39.8
Catastrophe Losses and LAE	29.9	9.6
Prior Years:
Non-catastrophe Losses and LAE	(2.7)	(0.4)
Catastrophe Losses and LAE	(2.4)	(2.2)
Total Incurred Losses and LAE	$60.0	$46.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	51.7%	54.9%
Current Year Catastrophe Losses and LAE Ratio	43.9	13.2
Prior Years Non-catastrophe Losses and LAE Ratio	(4.0)	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	(3.5)	(3.0)
Total Incurred Loss and LAE Ratio	88.1%	64.5%
Three Months Ended March 31, 2016 Compared to the Same Period in 2015
Earned Premiums in homeowners insurance decreased by $4.5 million as lower volume and lower average earned premium accounted for decreases of $3.4 million and $1.1 million, respectively. Incurred losses and LAE were $60.0 million, or 88.1% of earned premiums, in 2016, compared to $46.8 million, or 64.5% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 51.7% in 2016, compared to 54.9% in 2015, which is an improvement of 3.2 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $29.9 million in 2016, compared to $9.6 million in 2015. This increase was driven primarily by the aforementioned hailstorm in Texas in late March 2016. Favorable loss and LAE reserve development was $5.1 million in 2016, compared to $2.6 million in 2015.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Net Premiums Written	$14.2	$14.0

Earned Premiums	$13.5	$13.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$10.9	$10.8
Catastrophe Losses and LAE	0.1	—
Prior Years:
Non-catastrophe Losses and LAE	(2.4)	(0.2)
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$8.6	$10.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.8%	80.0%
Current Year Catastrophe Losses and LAE Ratio	0.7	—
Prior Years Non-catastrophe Losses and LAE Ratio	(17.8)	(1.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	63.7%	78.5%
Three Months Ended March 31, 2016 Compared to the Same Period in 2015
Earned Premiums in commercial automobile insurance were unchanged, compared to the prior year, as volume growth and average earned premium were essentially flat. Incurred losses and LAE were $8.6 million, or 63.7% of earned premiums, in 2016, compared to $10.6 million, or 78.5% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 80.8% in 2016, compared to 80.0% in 2015, which is an increase of 0.8 percentage points due primarily to higher frequency of losses across all coverages, substantially offset by lower severity of losses across most coverages, particularly bodily injury and property damage. Favorable loss and LAE reserve development was $2.4 million in 2016, compared to $0.2 million in 2015.

Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Net Premiums Written	$10.1	$10.5

Earned Premiums	$11.3	$11.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$4.7	$6.8
Catastrophe Losses and LAE	0.9	0.3
Prior Years:
Non-catastrophe Losses and LAE	—	0.6
Catastrophe Losses and LAE	(0.1)	0.1
Total Incurred Losses and LAE	$5.5	$7.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	41.6%	58.1%
Current Year Catastrophe Losses and LAE Ratio	8.0	2.6
Prior Years Non-catastrophe Losses and LAE Ratio	—	5.1
Prior Years Catastrophe Losses and LAE Ratio	(0.9)	0.9
Total Incurred Loss and LAE Ratio	48.7%	66.7%
Three Months Ended March 31, 2016 Compared to the Same Period in 2015
Earned Premiums in other personal insurance decreased by $0.4 million as lower volume accounted for a decrease of $0.6 million, while higher average earned premium accounted for an increase of $0.2 million. Incurred losses and LAE were $5.5 million, or 48.7% of earned premiums, in 2016, compared to $7.8 million, or 66.7% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a favorable change in loss and LAE reserve development, partially offset by higher catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 41.6% in 2016, compared to 58.1% in 2015, which is an improvement of 16.5 percentage points due primarily to lower frequency of claims across most coverages, partially offset by higher severity of losses on umbrella coverage. Catastrophe losses and LAE (excluding reserve development) were $0.9 million in 2016, compared to $0.3 million in 2015. Loss and LAE reserve development was favorable by $0.1 million in 2016, compared to adverse development of $0.7 million in 2015.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Earned Premiums:
Life	$94.4	$88.0
Accident and Health	36.9	36.8
Property	18.5	18.9
Total Earned Premiums	149.8	143.7
Net Investment Income	55.0	50.4
Other Income	0.6	0.8
Total Revenues	205.4	194.9
Policyholders’ Benefits and Incurred Losses and LAE	99.3	96.1
Insurance Expenses	75.1	74.0
Operating Profit	31.0	24.8
Income Tax Expense	(10.7)	(8.7)
Segment Net Operating Income	$20.3	$16.1
Insurance Reserves

(Dollars in Millions)	Mar 31, 2016	Dec 31, 2015
Insurance Reserves:
Future Policyholder Benefits	$3,294.4	$3,278.4
Incurred Losses and LAE Reserves:
Life	42.1	41.2
Accident and Health	21.9	21.4
Property	6.0	5.2
Total Incurred Losses and LAE Reserves	70.0	67.8
Insurance Reserves	$3,364.4	$3,346.2
Three Months Ended March 31, 2016 Compared to the Same Period in 2015
Earned Premiums in the Life & Health Insurance segment increased by $6.1 million for the three months ended March 31, 2016, compared to the same period in 2015. Earned premiums on life insurance increased by $6.4 million in 2016, compared to 2015, due primarily to an adjustment of $7.6 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums on life insurance decreased by $1.2 million as a decrease of $1.5 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was partially offset by an increase of $0.3 million from life insurance products offered by Reserve National Insurance Company (“Reserve National”). Earned premiums on accident and health insurance increased by $0.1 million in 2016, compared to 2015. Earned premiums on property insurance decreased by $0.4 million in 2016, compared to 2015.
Net Investment Income increased by $4.6 million for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to higher investment returns from Alternative Investments and, to a lesser extent, higher yields on fixed income securities.

Life & Health Insurance (continued)
Operating Profit in the Life & Health Insurance segment was $31.0 million before income taxes for the three months ended March 31, 2016, compared to $24.8 million for the same period in 2015. Policyholders’ Benefits and Incurred Losses and LAE increased by $3.2 million in 2016 due primarily to higher incurred losses and LAE on property insurance and higher incurred accident and health insurance losses, partially offset by lower policyholders’ benefits on life insurance. Policyholders’ benefits on life insurance were $71.3 million in 2016, compared to $71.8 million in 2015, a decrease of $0.5 million due primarily to lower death claims. Incurred accident and health insurance losses were $20.5 million, or 55.6% of accident and health insurance earned premiums, in 2016, compared to $19.1 million, or 51.9% of accident and health insurance earned premiums, in 2015. Incurred accident and health insurance losses increased as a percentage of earned premiums due primarily to higher frequency and higher average claim costs in Medicare Supplement and higher average claim costs in outpatient and indemnity products, partially offset by lower average claim costs in other supplemental products. Incurred losses and LAE on property insurance were $7.5 million, or 40.5% of property insurance earned premiums, in 2016, compared to $5.2 million, or 27.5% of property insurance earned premiums, in 2015. Underlying losses and LAE on property insurance were $5.2 million, or 28.1% of property insurance earned premiums, in 2016, compared to $5.3 million, or 28.0% of property insurance earned premiums, in 2015. Catastrophe losses and LAE (excluding development) were $1.6 million in 2016. Catastrophe losses and LAE (excluding development) were insignificant in 2015. Unfavorable loss and LAE reserve development was $0.7 million in 2016, compared to favorable development of $0.2 million in 2015. Insurance Expenses in the Life & Health Insurance segment increased by $1.1 million due primarily to higher commission expenses for KHSC, partially offset by lower corporate overhead costs allocated to the segment. Segment Net Operating Income in the Life & Health Insurance segment was $20.3 million for the three months ended March 31, 2016, compared to $16.1 million in 2015.
Unclaimed Property
Certain state treasurers/controllers, insurance regulators, and legislators are involved in an array of initiatives that could result in significant changes to the application of unclaimed property laws and related claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack the legal authority to impose new requirements where such requirements have the effect of changing the terms of existing life insurance contracts. See the Unclaimed Property Risk Factor in Item 1A., “Risk Factors,” of Part II of this Quarterly Report on Form 10‑Q, Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements and MD&A, “Liquidity and Capital Resources” for additional information about these matters.

Investment Results
Investment Income
Net Investment Income for the three months ended March 31, 2016 and 2015 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Investment Income (Loss):
Interest on Fixed Income Securities	$60.0	$59.5
Dividends on Equity Securities Excluding Alternative Investments	2.8	3.4
Alternative Investments:
Equity Method Limited Liability Investments	(4.3)	(0.7)
Fair Value Option Investments	(2.6)	0.9
Limited Liability Investments Included in Equity Securities	7.3	4.3
Total Alternative Investments	0.4	4.5
Short-term Investments	0.1	—
Loans to Policyholders	5.4	5.3
Real Estate	3.0	2.9
Total Investment Income	71.7	75.6
Investment Expenses:
Real Estate	2.7	2.7
Other Investment Expenses	2.0	2.3
Total Investment Expenses	4.7	5.0
Net Investment Income	$67.0	$70.6
Net Investment Income was $67.0 million and $70.6 million for the three months ended March 31, 2016 and 2015, respectively. Net Investment Income decreased by $3.6 million in 2016 due primarily to lower investment returns from Alternative Investments.
Total Comprehensive Investment Gains
The components of Total Comprehensive Investment Gains for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	$7.1	$3.5
Losses on Sales	(0.3)	(0.1)
Net Impairment Losses Recognized in Earnings	(9.3)	(7.0)
Net Loss Recognized in Condensed Consolidated Statements of Operations	(2.5)	(3.6)
Recognized in Other Comprehensive Income	100.8	52.4
Total Comprehensive Investment Gains	$98.3	$48.8

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2016	Mar 31, 2015
Fixed Maturities:
Gains on Sales	$7.1	$2.0
Losses on Sales	(0.3)	(0.1)
Equity Securities:
Gains on Sales	—	1.5
Net Realized Gains on Sales of Investments	$6.8	$3.4

Gross Gains on Sales	$7.1	$3.5
Gross Losses on Sales	(0.3)	(0.1)
Net Realized Gains on Sales of Investments	$6.8	$3.4
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other-than-temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
	Mar 31, 2016		Mar 31, 2015
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(7.8)	7	$(2.4)	4
Equity Securities	(1.5)	7	(4.6)	13
Net Impairment Losses Recognized in Earnings	$(9.3)		$(7.0)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2016, 90% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2016 and December 31, 2015:

		Mar 31, 2016		Dec 31, 2015
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,227.3	65.6%	$3,222.5	66.4%
2	BBB	1,198.0	24.4	1,149.0	23.7
3-4	BB, B	230.5	4.7	222.4	4.6
5-6	CCC or Lower	261.6	5.3	258.4	5.3
Total Investments in Fixed Maturities		$4,917.4	100.0%	$4,852.3	100.0%

Investment Quality and Concentrations (continued)
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $21.1 million and $16.5 million at March 31, 2016 and December 31, 2015, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2016 and December 31, 2015:

	Mar 31, 2016		Dec 31, 2015
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$321.2	4.9%	$320.6	5.0%
States and Political Subdivisions:
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	83.2	1.3	93.7	1.5
States	588.7	8.9	605.0	9.4
Political Subdivisions	173.8	2.6	172.1	2.7
Revenue Bonds	764.3	11.6	751.8	11.7
Total Investments in Governmental Fixed Maturities	$1,931.2	29.3%	$1,943.2	30.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2016 and December 31, 2015:

	Mar 31, 2016		Dec 31, 2015
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,209.3	18.4%	$1,160.4	18.0%
Finance, Insurance and Real Estate	695.4	10.6	707.4	11.0
Services	389.8	5.9	374.4	5.8
Transportation, Communication and Utilities	348.2	5.3	334.4	5.2
Mining	138.4	2.1	139.7	2.2
Retail Trade	95.3	1.4	91.1	1.4
Wholesale Trade	82.6	1.3	80.6	1.3
Agriculture, Forestry and Fishing	26.5	0.4	20.6	0.3
Other	0.7	—	0.5	—
Total Investments in Non-governmental Fixed Maturities	$2,986.2	45.4%	$2,909.1	45.2%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2016.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	370	$811.5
$5 -$10	126	856.6
$10 - $20	65	882.0
$20 - $30	13	306.7
Greater Than $30	4	129.4
Total	578	$2,986.2
The Company’s short-term investments primarily consist of overnight repurchase agreements, U.S. Treasury bills, overnight interest bearing accounts, money market funds and certificates of deposits. At March 31, 2016, the Company had $235.6 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities, $41.5 million of U.S. Treasury bills, $40.7 million invested in overnight interest bearing accounts with one of the Company’s custodial ban ks, $39.0 million invested in money market funds which primarily invest in U.S. Treasury securities and $10.2 million of certificates of deposit issued by a single bank.
Investment Quality and Concentrations (continued)
At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities, pre-refunded municipal bonds and Short-term Investments, at March 31, 2016:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$102.8	1.6%
Michigan	79.4	1.2
Ohio	79.2	1.2
Georgia	77.5	1.2
Colorado	68.2	1.0
Florida	67.1	1.0
Wisconsin	59.6	0.9
New York	55.5	0.8
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	78.2	1.2
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	56.4	0.9
Total	$723.9	11.0%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in hedge funds, distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2016 and December 31, 2015 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Mar 31, 2016	Mar 31, 2016	Dec 31, 2015
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$82.1	$90.5
Mezzanine Debt	51.5	50.7	38.8
Secondary Transactions	20.0	35.1	38.5
Senior Debt	0.5	9.7	10.8
Growth Equity	—	4.8	4.8
Leveraged Buyout	0.1	2.9	2.8
Other	—	5.2	4.4
Total Equity Method Limited Liability Investments	72.1	190.5	190.6
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	66.8	85.8	83.8
Senior Debt	24.5	37.9	37.9
Distressed Debt	6.8	18.2	18.9
Secondary Transactions	10.0	13.2	14.2
Hedge Fund	—	—	—
Leveraged Buyout	1.4	6.8	5.9
Other	1.0	41.5	44.8
Total Reported as Other Equity Interests at Fair Value	110.5	203.4	205.5
Reported as Fair Value Option Investments:
Hedge Funds	—	161.9	164.5
Total Investments in Limited Liability Companies and Limited Partnerships	$182.6	$555.8	$560.6
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.
Interest and Other Expenses
Interest and Other Expenses was $22.3 million for the three months ended March 31, 2016, compared to $29.7 million for the same period in 2015. Other expenses decreased by $5.4 million in 2016 due primarily to lower amortization of accumulated unrecognized actuarial losses related to the Company’s defined benefit pension plan and lower compensation expense. Interest expense decreased by $2.0 million in 2016 due primarily to a lower level of debt outstanding during the first quarter of 2016, compared to the first quarter of 2015. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and the dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.6 million for the three months ended March 31, 2016, compared to $6.7 million for the same period in 2015.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to April 1, 2016. The impact of adoption was not material. With the possible exceptions of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-02, Leases (Topic 842), the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after March 31, 2016 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. There were no outstanding borrowings at March 31, 2016 or December 31, 2015 under the credit agreement.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. During the first three months of 2016 and 2015, Trinity borrowed and repaid $10.0 million and $20.5 million, respectively, under its agreement with the FHLB of Dallas. There were no advances from the FHLB of Dallas or Chicago outstanding at either March 31, 2016 or December 31, 2015.
On February 24, 2015, Kemper issued $250.0 million of its 4.35% senior notes due February 15, 2025. The net proceeds of the issuance were $247.3 million, net of discount and transaction costs. Kemper used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% Senior Notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes in the first quarter of 2015 from the early redemption of these senior notes.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first three months of 2016. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $154.5 million in dividends to Kemper during the remainder of 2016 without prior regulatory approval. On February 11, 2016, Kemper contributed $25 million of additional capital to Alliance United.
Common Stock Repurchases and Dividends to Shareholders
On August 6, 2014, the Board of Directors approved a common stock repurchase program under which Kemper is authorized to repurchase up to $300 million of its common stock. During the first three months of 2016, Kemper repurchased 0.1 million shares of its common stock at an aggregate cost of $3.8 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first quarter of 2016. Dividends and dividend equivalents paid were $12.2 million for the three months ended March 31, 2016.
Sources of Funds
Kemper directly held cash and investments totaling $295.7 million at March 31, 2016, compared to $341.2 million at December 31, 2015.
Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Dallas and Chicago. Generally, there is a time lag

Liquidity and Capital Resources (continued)
between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to application of state unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or remittance of such benefits to the states under their unclaimed property laws relative to what is currently contemplated by Kemper. See the Company’s Risk Factor set forth in Item 1A. of Part II of this Quarterly Report on Form 10-Q, Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements and the section of this MD&A entitled “Life & Health Insurance” for additional information on these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $77.2 million for the three months ended March 31, 2016, compared to $29.0 million for the same period in 2015.
Net Cash Used by Financing Activities was $15.5 million for the three months ended March 31, 2016, compared to $45.1 million for the same period in 2015. Net proceeds from the issuance of debt from FHLB advances provided $10.0 million for the three months ended March 31, 2016. Kemper used $10.0 million of cash to repay the FHLB advances for the three months ended March 31, 2016. Kemper used $279.3 million of cash to repay debt for the three months ended March 31, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $20.5 million to repay the FHLB advances. Net proceeds from the issuance of debt provided $267.8 million for the three months ended March 31, 2015, of which $247.3 million was related to the issuance of the 2025 Senior Notes and $20.5 million from FHLB advances. Kemper used $3.8 million of cash during the first three months of 2016 to repurchase shares of its common stock, compared to $23.4 million in the same period of 2015, including $1.5 million of cash to settle repurchases made at the end of 2014. Kemper used $12.2 million of cash to pay dividends for the three months ended March 31, 2016, compared to $12.3 million of cash used to pay dividends in the same period of 2015. The quarterly dividend rate was $0.24 per common share for the first quarter of 2016 and each quarter of 2015.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $63.0 million for the three months ended March 31, 2016, compared to Net Cash Provided by Investing Activities of $27.7 million for the same period in 2015. Net cash used by acquisitions of short-term investments was $111.7 million for the three months ended March 31, 2016, compared to $15.2 million the same period in 2015. Fixed Maturities investing activities provided net cash of $39.3 million for the three months ended March 31, 2016, compared to $29.4 million for the same period in 2015. Equity Securities investing activities provided net cash of $22.6 million for the three months ended March 31, 2016, compared to $7.0 million for the same period in 2015. Equity Method Limited Liability Investments investing activity used net cash of $9.5 million for the three months ended March 31, 2016, compared to net cash provided of $11.6 million for the same period in 2015.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies are described in the MD&A included in the 2015 Annual Report. There has been no material change, subsequent to December 31, 2015, to the information previously disclosed in the 2015 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2016 and December 31, 2015 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2016 and December 31, 2015. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2016 and December 31, 2015. All other variables were held constant.
The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2016 and December 31, 2015, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the common stock portfolio’s weighted-average beta of 0.99 and 0.99 at March 31, 2016 and December 31, 2015, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2016 and December 31, 2015, respectively, and weighted on the fair value of such securities at March 31, 2016 and December 31, 2015, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at March 31, 2016 and December 31, 2015. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.12 and 0.14 at March 31, 2016 and December 31, 2015, respectively, which was calculated for each hedge fund in the portfolio and weighted on the fair value of the hedge funds.

The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2016
Assets:
Investments in Fixed Maturities	$4,917.4	$(303.5)	$—	$(303.5)
Investments in Equity Securities	501.3	(7.3)	(119.6)	(126.9)
Fair Value Option Investments	161.9	—	(6.0)	(6.0)
Liabilities:
Debt	$786.0	$30.0	$—	$30.0
December 31, 2015
Assets:
Investments in Fixed Maturities	$4,852.3	$(307.6)	$—	$(307.6)
Investments in Equity Securities	523.2	(7.2)	(126.0)	(133.2)
Fair Value Option Investments	164.5	—	(6.7)	(6.7)
Liabilities:
Debt	$781.3	$33.0	$—	$33.0
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
In April 2016, the Company completed the process of assessing Alliance United’s internal controls over financial reporting. Accordingly, Alliance United, a company that Kemper acquired on April 30, 2015, will be included within the Company’s evaluation of internal control over financial reporting going forward. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Items not listed here have been omitted because they are inapplicable or the answer is negative.
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.
Item 1A. Risk Factors
There were no significant changes in the risk factors included in Item 1A. of Part I of the 2015 Annual Report, except for the following risk factor, which is amended and restated in its entirety as follows:
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
As a result of these audits and examinations, a number of large life insurance groups have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds under state unclaimed property laws. Based on published reports, at least twenty life insurance groups have entered into settlement agreements with state insurance regulators and twenty-four groups with Treasurers. Under the terms of these agreements, the settling companies typically agree to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File” or “DMF”). The settlements usually apply to policies that were in force at any time since January 1, 1992. In conducting these comparisons against a DMF, the insurers are required to use complex “fuzzy” matching criteria which in many cases result in a large volume of potential matches for any given insured. In such cases, the insurer must either assume a costly and administratively burdensome process of disproving any such ambiguous matches or accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found. All settlements to date with insurance regulators have involved payment of monetary penalties (ranging from about $1.2 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted, calculated from the date of death of the insured (rather than from the insurer’s first knowledge of death or receipt of a claim). The amounts publicly reported by the settling companies to have been paid to beneficiaries and/or escheated to the states have been substantial. The settlements to date have involved companies that engaged in “asymmetric” DMF use, which is using a DMF to terminate annuity payments to deceased annuitants but not using a DMF to determine if that same deceased annuitant might also be an insured under a life insurance policy issued by that company. Because Kemper’s life insurance subsidiaries (the “Life Companies”) did not engage in the asymmetric conduct that gave rise to those settlements, they have opposed attempts by certain state officials to effect changes to the Life Companies’ claims handling and unclaimed property practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to compel such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Conference of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted, would require life insurance companies to compare their in-force life insurance policy records against a DMF for the purpose of identifying potentially deceased insureds with respect to whom the subject life insurance company has not yet received a claim, including due proof of death. Twenty-one states have adopted versions of the NCOIL model legislation (the “DMF Statutes”). While ten of such states have enacted DMF Statutes that would apply only to policies issued by the Life Companies after the statutes’ effective dates, eleven apply retroactively and could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries cannot be located, the remittance of such benefits to the states under their unclaimed property laws. Additionally, in 2015, a drafting subgroup of the NAIC began work on possible model legislation that would also address unclaimed property in the life insurance context; while the future and final provisions of such NAIC model legislation are unclear, the adoption of such model could increase the likelihood that unfavorable legislation could be adopted in states in which the Life Companies operate. Kemper cannot presently predict whether any other states will enact similar legislation or, if enacted, exactly what form such legislation will take.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of more than thirty states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a DMF. The Life Companies have filed a cross-complaint against the CA Controller, adding the Audit Firm and California Insurance Commissioner as cross-defendants. In October 2015, certain of the Life Companies filed a complaint in state court in Illinois seeking a declaration that the Treasurer of the State of Illinois (“the IL Treasurer”) lacks the authority to compel those Life Companies to produce all in-force policy records to the Audit Firm, which is also a named defendant. See Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements for further details on the legal proceedings with the CA Controller and IL Treasurer.
A market conduct examination of the Life Companies was initiated in 2012 by the Illinois Department of Insurance (the “IDOI”), focusing on the Life Companies’ claim settlement and policy administration practices, and specifically compliance with unclaimed property statutes. Five additional states joined the examination in May 2013 (the “Multi-State Exam”) and, shortly thereafter, the Life Companies received requests from the IDOI, as the Multi-State Exam’s managing lead state, for a significant volume of information beyond that which the Life Companies had already produced, including all of the subject Life Companies’ records of in-force policies and other information of the type requested by the Audit Firm as part of the Treasurers’ Audit. This request prompted the Life Companies to file declaratory judgment actions against the insurance regulators of four states (Illinois, California, Pennsylvania and Florida) participating in the Multi-State Exam; these actions include the cross-complaint against the CA Controller described above. In December 2015, the Life Companies voluntarily dismissed the litigation against the IDOI after that department agreed to withdraw the request for records of all in-force policies and advised the Life Companies of the IDOI’s intent to proceed with a single-state market conduct exam without use of a DMF. At least one or more of the states remaining in the Multi-State Exam have indicated that they intend to continue with the exam, including the attempted use of a DMF. See Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements for further details on the litigation connected to the Multi-State Exam.
Should these various efforts by state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to previously issued life insurance policies, such requirements could have a material adverse effect on the Company’s profitability, financial position and cash flows. The Company’s stance in opposition to the aforementioned actions by state legislators, Treasurers and insurance regulators, including the Life Companies’ initiation of the litigation described above and in Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements, also creates a risk of reputational damage to the Company among various constituencies (including its principal insurance regulators, federal and state legislators, the media including social media, rating agencies, investors, insurance agents, and current and prospective policyholders), particularly if the Company’s position is not ultimately vindicated. Examples of reputational exposure include a February 2016 article in the Wall Street Journal and an April 2016 segment on CBS 60 Minutes, both of which addressed matters relating to this Unclaimed Property Risk Factor. Regardless of the outcome, the Company will incur significant attorneys’ fees, direct litigation and examination costs, and substantial amounts of management time that would otherwise be spent on running the Company’s operations.

See Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements and the sections of the MD&A entitled “Life & Health Insurance” and “Liquidity and Capital Resources” for additional information on the legal proceedings, including lawsuits, regulatory examinations and inquiries, and other matters described above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended March 31, 2016 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
January 1 - January 31	546	$32.76	—	$247.5
February 1 - February 28	135,905	$27.13	135,905	$243.8
March 1 - March 31	4,373	$27.28	4,373	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. See MD&A, “Liquidity and Capital Resources.”
Total Number of Shares Purchased in the preceding table include 546 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended March 31, 2016.
Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	May 5, 2016	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2016	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2016	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 26, 2016					X
10.2	Separation Agreement, dated as of March 2, 2016, with Denise I. Lynch, former Vice President and Property & Casualty Group Executive of the Company					X
10.3	Non-Qualified Deferred Compensation Plan As Amended and Restated on March 16, 2016					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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