Form 10-Q
period 2016-06-30
KEMPER Corp
filed 2016-08-04
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,132,673 shares of common stock, $0.10 par value, were outstanding as of July 31, 2016.

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

•
Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the number and severity of insurance claims, changes in claims handling procedures and closure patterns and development patterns;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Revenues:
Earned Premiums	$1,099.7	$931.4	$553.7	$500.1
Net Investment Income	140.7	147.3	73.7	76.7
Other Income	1.4	1.5	0.6	0.6
Net Realized Gains on Sales of Investments	12.4	37.4	5.6	34.0
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(16.0)	(9.2)	(6.4)	(2.2)
Portion of Losses Recognized in Other Comprehensive Income	0.3	—	—	—
Net Impairment Losses Recognized in Earnings	(15.7)	(9.2)	(6.4)	(2.2)
Total Revenues	1,238.5	1,108.4	627.2	609.2

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	872.3	672.8	436.1	375.1
Insurance Expenses	327.1	307.0	167.8	162.1
Write-off of Long-lived Asset	—	11.1	—	11.1
Loss from Early Extinguishment of Debt	—	9.1	—	—
Interest and Other Expenses	43.0	56.3	20.7	26.6
Total Expenses	1,242.4	1,056.3	624.6	574.9
Income (Loss) from Continuing Operations before Income Taxes	(3.9)	52.1	2.6	34.3
Income Tax Benefit (Expense)	5.8	(11.2)	1.5	(6.9)
Income from Continuing Operations	1.9	40.9	4.1	27.4
Income (Loss) from Discontinued Operations	—	2.3	(0.1)	2.3
Net Income	$1.9	$43.2	$4.0	$29.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.04	$0.79	$0.08	$0.53
Diluted	$0.04	$0.79	$0.08	$0.53
Net Income Per Unrestricted Share:
Basic	$0.04	$0.83	$0.08	$0.57
Diluted	$0.04	$0.83	$0.08	$0.57
Dividends Paid to Shareholders Per Share	$0.48	$0.48	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Income	$1.9	$43.2	$4.0	$29.7

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	225.5	(130.7)	124.8	(184.0)
Foreign Currency Translation Adjustments	—	(0.8)	(0.1)	0.1
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(14.2)	11.5	(16.0)	6.1
Other Comprehensive Income (Loss) Before Income Taxes	211.3	(120.0)	108.7	(177.8)
Other Comprehensive Income Tax Benefit (Expense)	(74.5)	42.6	(38.3)	62.8
Other Comprehensive Income (Loss)	136.8	(77.4)	70.4	(115.0)
Total Comprehensive Income (Loss)	$138.7	$(34.2)	$74.4	$(85.3)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Jun 30, 2016	Dec 31, 2015
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2016 - $4,579.7; 2015 - $4,560.7)	$5,084.3	$4,852.3
Equity Securities at Fair Value (Cost: 2016 - $460.8; 2015 - $486.9)	509.6	523.2
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	182.7	190.6
Fair Value Option Investments	134.1	164.5
Short-term Investments at Cost which Approximates Fair Value	365.2	255.7
Other Investments	440.8	443.2
Total Investments	6,716.7	6,429.5
Cash	159.8	161.7
Receivables from Policyholders	337.2	332.4
Other Receivables	192.7	193.2
Deferred Policy Acquisition Costs	321.9	316.4
Goodwill	323.0	323.0
Current and Deferred Income Tax Assets	20.9	41.4
Other Assets	233.7	238.5
Total Assets	$8,305.9	$8,036.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,376.2	$3,341.0
Property and Casualty	917.4	862.8
Total Insurance Reserves	4,293.6	4,203.8
Unearned Premiums	622.6	613.1
Liabilities for Income Taxes	42.4	3.8
Debt at Amortized Cost (Fair Value: 2016 - $796.7; 2015 - $781.3)	751.1	750.6
Accrued Expenses and Other Liabilities	491.0	472.4
Total Liabilities	6,200.7	6,043.7
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,132,698 Shares Issued and Outstanding at June 30, 2016 and 51,326,751 Shares Issued and Outstanding at December 31, 2015	5.1	5.1
Paid-in Capital	654.6	654.0
Retained Earnings	1,184.4	1,209.0
Accumulated Other Comprehensive Income	261.1	124.3
Total Shareholders’ Equity	2,105.2	1,992.4
Total Liabilities and Shareholders’ Equity	$8,305.9	$8,036.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2016	Jun 30, 2015
Operating Activities:
Net Income	$1.9	$43.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(5.5)	(14.2)
Amortization of Intangible Assets Acquired	3.1	4.5
Equity in (Earnings) Losses of Equity Method Limited Liability Investments	1.7	(3.5)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	6.1	1.3
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	2.5	(2.7)
Amortization of Investment Securities and Depreciation of Investment Real Estate	8.5	7.0
Net Realized Gains on Sales of Investments	(12.4)	(37.4)
Net Impairment Losses Recognized in Earnings	15.7	9.2
Loss from Early Extinguishment of Debt	—	9.1
Depreciation of Property and Equipment	7.2	6.5
Write-off of Long-lived Asset	—	11.1
Decrease (Increase) in Receivables	(6.1)	7.9
Increase in Insurance Reserves	89.1	23.3
Increase (Decrease) in Unearned Premiums	9.5	(3.1)
Change in Income Taxes	(16.2)	(27.9)
Increase in Accrued Expenses and Other Liabilities	5.6	27.5
Other, Net	6.2	18.9
Net Cash Provided by Operating Activities	116.9	80.7
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	263.1	404.0
Purchases of Fixed Maturities	(293.0)	(309.7)
Sales of Equity Securities	75.5	143.4
Purchases of Equity Securities	(51.3)	(103.7)
Return of Investment of Equity Method Limited Liability Investments	19.0	21.0
Acquisitions of Equity Method Limited Liability Investments	(18.9)	(10.5)
Sales of Fair Value Option Investments	27.9	—
Purchases of Fair Value Option Investments	—	(104.0)
Decrease (Increase) in Short-term Investments	(109.5)	22.2
Improvements of Investment Real Estate	(1.3)	(0.8)
Sales of Investment Real Estate	4.3	—
Increase in Other Investments	(2.0)	(1.4)
Acquisition of Software	(3.9)	(5.6)
Acquisition of Business, Net of Cash Acquired	—	(57.6)
Other, Net	(1.1)	(1.4)
Net Cash Used by Investing Activities	(91.2)	(4.1)
Financing Activities:
Net Proceeds from Issuances of Debt	10.0	288.8
Repayments of Debt	(10.0)	(300.3)
Common Stock Repurchases	(3.8)	(25.2)
Dividends and Dividend Equivalents Paid	(24.5)	(24.8)
Cash Exercise of Stock Options	—	1.9
Other, Net	0.7	0.7
Net Cash Used by Financing Activities	(27.6)	(58.9)
Increase (Decrease) in Cash	(1.9)	17.7
Cash, Beginning of Year	161.7	76.1
Cash, End of Period	$159.8	$93.8
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
On April 30, 2015, Kemper acquired 100% of the outstanding common stock of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services (individually and collectively referred to herein as “Alliance United”) in a cash transaction. The results of Alliance United are included in the Condensed Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Property & Casualty Insurance segment.
Effective in 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Prior to 2016, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation or accumulated postretirement benefit obligation, as relevant, at the beginning of the period. The change provides a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, recognized the effect prospectively in 2016. The change in method for estimating the interest and service cost components decreased pension expense for the six and three months ended June 30, 2016 by approximately $2.7 million and $1.4 million, respectively, but had no impact on the measurement of benefit obligations.
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
ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently records its Investments in Equity Securities at fair value with net unrealized appreciation or depreciation reported in Accumulated Other Comprehensive Income (“AOCI”) in Shareholders’ Equity. The Company’s Investments in Equity Securities include securities with readily-determinable fair values and securities without readily-determinable fair values. The Company will not be able to determine the cumulative-effect adjustment to its balance sheet until it adopts ASU 2016-01 and makes its elections for Investments in Equity Securities that do not have readily determinable fair values. Subsequent to adoption, ASU 2016-01 is expected to cause increased volatility in the Company’s consolidated statement of income.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company does not anticipate adoption to have a material impact on its financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although the ASU requires that they be presented as an allowance rather than as a write-down. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record the reversal to income in the current period, which GAAP currently prohibits. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to July 1, 2016. There were no adoptions of such accounting pronouncements in 2015 or during the six months ended June 30, 2016 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after June 30, 2016 to have a material impact on the Company’s financial statements and/or disclosures.
Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2016 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$258.5	$35.7	$—	$294.2
States and Political Subdivisions	1,470.6	176.8	(0.5)	1,646.9
Corporate Securities:
Bonds and Notes	2,736.7	311.1	(14.6)	3,033.2
Redeemable Preferred Stocks	3.1	—	(0.2)	2.9
Collateralized Loan Obligations	107.1	0.3	(5.2)	102.2
Other Mortgage- and Asset-backed	3.7	1.3	(0.1)	4.9
Investments in Fixed Maturities	$4,579.7	$525.2	$(20.6)	$5,084.3
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2015 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$298.0	$26.2	$(3.6)	$320.6
States and Political Subdivisions	1,513.7	111.6	(2.7)	1,622.6
Corporate Securities:
Bonds and Notes	2,651.5	202.0	(40.7)	2,812.8
Redeemable Preferred Stocks	3.7	0.1	—	3.8
Collateralized Loan Obligations	90.0	0.3	(3.0)	87.3
Other Mortgage- and Asset-backed	3.8	1.4	—	5.2
Investments in Fixed Maturities	$4,560.7	$341.6	$(50.0)	$4,852.3
There were no unsettled sales of Investments in Fixed Maturities at either June 30, 2016 or December 31, 2015. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $1.3 million and $5.6 million at June 30, 2016 and December 31, 2015, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2016 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$36.0	$36.6
Due after One Year to Five Years	926.1	970.5
Due after Five Years to Ten Years	1,497.4	1,605.1
Due after Ten Years	1,898.3	2,245.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	221.9	226.8
Investments in Fixed Maturities	$4,579.7	$5,084.3
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2016 consisted of securities issued by the Government National Mortgage Association with a fair value of $98.1 million, securities issued by the Federal National Mortgage Association with a fair value of $15.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.7 million and securities of other non-governmental issuers with a fair value of $107.1 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2016 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$76.1	$4.9	$(0.6)	$80.4
Other Industries	16.0	3.8	(0.6)	19.2
Common Stocks:
Finance, Insurance and Real Estate	27.6	8.1	(0.3)	35.4
Other Industries	9.2	5.1	(0.1)	14.2
Other Equity Interests:
Exchange Traded Funds	145.1	2.6	(2.0)	145.7
Limited Liability Companies and Limited Partnerships	186.8	32.1	(4.2)	214.7
Investments in Equity Securities	$460.8	$56.6	$(7.8)	$509.6
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2015 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$80.8	$4.9	$(0.8)	$84.9
Other Industries	17.1	2.7	(0.8)	19.0
Common Stocks:
Finance, Insurance and Real Estate	18.9	5.3	(1.0)	23.2
Other Industries	9.4	4.3	(0.2)	13.5
Other Equity Interests:
Exchange Traded Funds	179.7	1.1	(3.7)	177.1
Limited Liability Companies and Limited Partnerships	181.0	25.0	(0.5)	205.5
Investments in Equity Securities	$486.9	$43.3	$(7.0)	$523.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Unsettled sales of Investments in Equity Securities were $0.2 million at June 30, 2016. There were no unsettled purchases of Investments in Equity Securities at June 30, 2016. There were no unsettled purchases or sales of Investments in Equity Securities at December 31, 2015.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2016 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$—	$—	$1.2	$—	$1.2	$—
States and Political Subdivisions	6.0	(0.5)	1.3	—	7.3	(0.5)
Corporate Securities:
Bonds and Notes	116.4	(4.4)	182.0	(10.2)	298.4	(14.6)
Redeemable Preferred Stocks	2.7	(0.2)	—	—	2.7	(0.2)
Collateralized Loan Obligations	66.8	(3.9)	11.1	(1.3)	77.9	(5.2)
Other Mortgage- and Asset-backed	—	(0.1)	0.2	—	0.2	(0.1)
Total Fixed Maturities	191.9	(9.1)	195.8	(11.5)	387.7	(20.6)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	2.0	—	10.1	(0.6)	12.1	(0.6)
Other Industries	7.9	(0.6)	—	—	7.9	(0.6)
Common Stocks:
Finance, Insurance and Real Estate	3.2	(0.3)	—	—	3.2	(0.3)
Other Industries	2.0	(0.1)	0.5	—	2.5	(0.1)
Other Equity Interests:
Exchange Traded Funds	32.0	(2.0)	—	—	32.0	(2.0)
Limited Liability Companies and Limited Partnerships	71.3	(4.2)	—	—	71.3	(4.2)
Total Equity Securities	118.4	(7.2)	10.6	(0.6)	129.0	(7.8)
Total	$310.3	$(16.3)	$206.4	$(12.1)	$516.7	$(28.4)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2016, were $20.6 million, of which $11.5 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.6 million of unrealized losses at June 30, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at June 30, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $4.0 million, and below-investment-grade fixed maturity investments comprised $16.6 million of the unrealized losses on investments in fixed maturities at June 30, 2016. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 7% of the amortized cost basis of the investment. At June 30, 2016, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at June 30, 2016 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
For equity securities, the Company considers various factors when determining whether a decline in the fair value is other than temporary, including, but not limited to:

•	The financial condition and prospects of the issuer;

•	The length of time and magnitude of the unrealized loss;

•	The volatility of the investment;

•	Analysts’ recommendations and near-term price targets;

•	Opinions of the Company’s external investment managers;

•	Market liquidity;

•	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

•	The Company’s intention to sell or ability to hold an investment until recovery.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at June 30, 2016 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at June 30, 2016.

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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2015, were $50.0 million, of which $16.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.2 million unrealized losses at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $33.5 million and below-investment-grade fixed maturity investments comprised $16.5 million of the unrealized losses on investments in fixed maturities at December 31, 2015. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 8% of the amortized cost basis of the investment. At December 31, 2015, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2015 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$5.1	$5.3	$4.2	$5.3
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	2.7	—	—	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(3.6)	—	—	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$4.2	$5.3	$4.2	$5.3
Gross gains and losses on sales of investments in fixed maturities and equity securities for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Fixed Maturities:
Gains on Sales	$11.4	$5.9	$4.3	$3.9
Losses on Sales	(0.3)	(0.6)	—	(0.5)
Equity Securities:
Gains on Sales	0.5	32.9	0.5	31.4
Losses on Sales	(0.1)	(0.7)	(0.1)	(0.7)
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at June 30, 2016 is limited to the total carrying value of $182.7 million. In addition, the Company had outstanding commitments totaling approximately $75.8 million to fund Equity Method Limited Liability Investments at June 30, 2016.
The carrying values of the Company’s Other Investments at June 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Jun 30, 2016	Dec 31, 2015
Loans to Policyholders at Unpaid Principal	$290.4	$288.4
Real Estate at Depreciated Cost	145.2	149.8
Trading Securities at Fair Value	5.0	4.7
Other	0.2	0.3
Total	$440.8	$443.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2016 and 2015 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$862.8	$733.9
Less Reinsurance and Indemnification Recoverables at Beginning of Year	52.0	54.9
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	810.8	679.0
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance and Indemnification	—	125.4
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	706.2	501.2
Prior Years:
Continuing Operations	(16.5)	(10.4)
Discontinued Operations	(0.1)	(3.5)
Total Incurred Losses and LAE Related to Prior Years	(16.6)	(13.9)
Total Incurred Losses and LAE	689.6	487.3
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	346.7	264.1
Prior Years:
Continuing Operations	283.4	230.2
Discontinued Operations	4.2	3.7
Total Paid Losses and LAE Related to Prior Years	287.6	233.9
Total Paid Losses and LAE	634.3	498.0
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	866.1	793.7
Plus Reinsurance and Indemnification Recoverables at End of Period	51.3	80.7
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$917.4	$874.4
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
For the six months ended June 30, 2016, the Company reduced its property and casualty insurance reserves by $16.6 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $12.4 million, and commercial lines insurance loss and LAE reserves developed favorably by $4.2 million. The commercial lines insurance loss and LAE reserve development included favorable development of $4.1 million from continuing operations and favorable development of $0.1 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed adversely by $5.7 million due primarily to the emergence of loss patterns that were worse than expected for liability insurance for the 2015 accident year. Homeowners insurance loss and LAE reserves developed favorably by $14.0 million due primarily to $10.8 million of favorable development on catastrophes primarily for the 2015 and 2014 accident years. Other personal lines loss and LAE reserves developed favorably by $4.1 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014 and 2013 accident years.

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
Note 4 - Debt
The amortized cost of debt outstanding at June 30, 2016 and December 31, 2015 was:

(Dollars in Millions)	Jun 30, 2016	Dec 31, 2015
Senior Notes:
6.00% Senior Notes due May 15, 2017	$359.4	$359.1
4.35% Senior Notes due February 15, 2025	247.6	247.4
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Debt Outstanding	$751.1	$750.6
There were no outstanding borrowings at either June 30, 2016 or December 31, 2015 under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020.
Kemper’s subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”), are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. During the first six months of 2016 and 2015, Trinity borrowed and repaid $10.0 million and $20.5 million, respectively, under its agreement with the FHLB of Dallas. During the first six months of 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2016 or December 31, 2015.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the six and three months ended June 30, 2016 and 2015 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Notes Payable under Revolving Credit Agreement	$0.4	$0.4	$0.2	$0.2
Federal Home Loan Bank of Dallas	—	—	—	—
Federal Home Loan Bank of Chicago	—	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	3.7	—	—
6.00% Senior Notes due May 15, 2017	11.1	11.1	5.5	5.5
4.35% Senior Notes due February 15, 2025	5.6	3.9	2.8	2.8
7.375% Subordinated Debentures due February 27, 2054	5.5	5.5	2.7	2.7
Interest Expense before Capitalization of Interest	22.6	24.6	11.2	11.2
Capitalization of Interest	(0.3)	(0.5)	(0.1)	(0.3)
Total Interest Expense	$22.3	$24.1	$11.1	$10.9
Interest paid, including facility fees, for the six and three months ended June 30, 2016 and 2015 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Notes Payable under Revolving Credit Agreement	$0.3	$1.1	$0.2	$0.9
Federal Home Loan Bank of Dallas	—	—	—	—
Federal Home Loan Bank of Chicago	—	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	4.8	—	—
6.00% Senior Notes due May 15, 2017	10.8	10.8	10.8	10.8
4.35% Senior Notes due February 15, 2025	5.4	—	—	—
7.375% Subordinated Debentures due February 27, 2054	5.5	5.5	2.7	2.7
Total Interest Paid	$22.0	$22.2	$13.7	$14.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2016 and 2015 is presented below.

	Six Months Ended		Three Months Ended
	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
(Dollars in Millions)
Income from Continuing Operations	$1.9	$40.9	$4.1	$27.4
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	(0.2)	0.1	—	0.2
Income from Continuing Operations Attributed to Unrestricted Shares	2.1	40.8	4.1	27.2
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$2.1	$40.8	$4.1	$27.2
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,149.6	51,800.5	51,107.7	51,728.1
Equity-based Compensation Equivalent Shares	9.6	87.2	11.3	78.0
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,159.2	51,887.7	51,119.0	51,806.1
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.04	$0.79	$0.08	$0.53
Diluted Income from Continuing Operations Per Unrestricted Share	$0.04	$0.79	$0.08	$0.53
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2016 and 2015 because the exercise prices for the options exceeded the average market price is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Equity-based Compensation Equivalent Shares	1,278.4	1,088.2	1,377.4	932.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,278.4	1,088.2	1,377.4	932.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$221.3	$(102.4)	$123.1	$(152.1)
Reclassification Adjustment for Amounts Included in Net Income	4.2	(28.3)	1.7	(31.9)
Unrealized Holding Gains (Losses)	225.5	(130.7)	124.8	(184.0)
Foreign Currency Translation Adjustments	—	(0.8)	(0.1)	0.1
Net Unrecognized Postretirement Benefit Costs Arising During the Period	(19.5)	—	(18.7)	—
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	1.0	—	1.0	—
Amortization of Net Unrecognized Postretirement Benefit Costs	4.3	11.5	1.7	6.1
Total Reclassification Adjustments for Amounts Included in Net Income	5.3	11.5	2.7	6.1
Net Unrecognized Postretirement Benefit Costs	(14.2)	11.5	(16.0)	6.1
Other Comprehensive Income (Loss) Before Income Taxes	$211.3	$(120.0)	$108.7	$(177.8)
The components of Other Comprehensive Income Tax Benefit (Expense) for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(78.0)	$36.3	$(43.4)	$53.8
Reclassification Adjustment for Amounts Included in Net Income	(1.5)	9.9	(0.6)	11.2
Unrealized Holding Gains and Losses	(79.5)	46.2	(44.0)	65.0
Foreign Currency Translation Adjustments	—	0.3	—	—
Net Unrecognized Postretirement Benefit Costs Arising During the Period	6.9	—	6.6	—
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Loss Recognized	(0.4)	—	(0.4)	—
Amortization of Net Unrecognized Postretirement Benefit Costs	(1.5)	(3.9)	(0.5)	(2.2)
Total Reclassification Adjustments for Amounts Included in Net Income	(1.9)	(3.9)	(0.9)	(2.2)
Net Unrecognized Postretirement Benefit Costs	5.0	(3.9)	5.7	(2.2)
Other Comprehensive Income Tax Benefit (Expense)	$(74.5)	$42.6	$(38.3)	$62.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of AOCI at June 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Jun 30, 2016	Dec 31, 2015
Net Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.3)	$1.4
Other Net Unrealized Gains on Investments	359.4	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.7)	(0.7)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(97.3)	(88.1)
Accumulated Other Comprehensive Income	$261.1	$124.3
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2016 and 2015:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$11.5	$37.5	$4.7	$34.1
Net Impairment Losses Recognized in Earnings	(15.7)	(9.2)	(6.4)	(2.2)
Total Before Income Taxes	(4.2)	28.3	(1.7)	31.9
Income Tax Benefit (Expense)	1.5	(9.9)	0.6	(11.2)
Reclassification from AOCI, Net of Income Taxes	(2.7)	18.4	(1.1)	20.7
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(5.3)	(11.5)	(2.7)	(6.1)
Income Tax Benefit	1.9	3.9	0.9	2.2
Reclassification from AOCI, Net of Income Taxes	(3.4)	(7.6)	(1.8)	(3.9)
Total Reclassification from AOCI to Net Income	$(6.1)	$10.8	$(2.9)	$16.8
Note 7 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the six months ended June 30, 2016 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year	$1,992.4
Net Income	1.9
Other Comprehensive Income	136.8
Cash Dividends and Dividend Equivalents to Shareholders ($0.48 per share)	(24.5)
Repurchases of Common Stock	(3.8)
Equity-based Compensation Cost	3.1
Equity-based Awards, Net of Shares Exchanged	(0.7)
Shareholders’ Equity at End of Period	$2,105.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Income Taxes
Current and Deferred Income Tax Assets at June 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Jun 30, 2016	Dec 31, 2015
Current Income Tax Assets	$20.9	$9.5
Deferred Income Tax Assets	—	31.9
Current and Deferred Income Tax Assets	$20.9	$41.4
The components of Liabilities for Income Taxes at June 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Jun 30, 2016	Dec 31, 2015
Deferred Income Tax Liabilities	$38.6	$—
Unrecognized Tax Benefits	3.8	3.8
Liabilities for Income Taxes	$42.4	$3.8
Included in the balance of Unrecognized Tax Benefits at June 30, 2016 and December 31, 2015 are tax positions of $3.2 million and $3.3 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.6 million and $0.5 million at June 30, 2016 and December 31, 2015, respectively.
Income taxes paid were $10.4 million and $40.0 million for the six months ended June 30, 2016 and 2015, respectively.
Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 9,200 participants and beneficiaries, of which 1,800 are active employees. The Pension Plan is closed to new employees hired after January 1, 2006. The components of Pension Expense for the Pension Plan for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Service Cost Earned	$4.8	$5.2	$2.6	$2.6
Interest Cost on Projected Benefit Obligation	10.4	12.8	5.0	6.4
Expected Return on Plan Assets	(16.2)	(17.5)	(8.0)	(8.7)
Amortization of Accumulated Net Unrecognized Pension Costs	4.9	12.2	1.9	6.4
Curtailment Gain	(0.3)	—	(0.3)	—
Total Pension Expense Recognized	$3.6	$12.7	$1.2	$6.7
On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. Accordingly, plan assets and liabilities were re-measured, resulting in balances in accumulated unrecognized pension loss and unamortized prior service credit prior to the freeze of $191.2 million and $0.3 million, respectively. In recognizing the curtailment, the Company recorded income of $0.3 million before income taxes for both the six and three months ended June 30, 2016 to immediately recognize the remaining unamortized prior service credit in the Pension Plan. The curtailment reduced the accumulated unrecognized pension loss by $23.3 million. The remaining accumulated unrecognized pension loss of $167.9 million is being amortized over approximately 25 years, the remaining average estimated life expectancy of participants. Prior to the amendment, the accumulated unrecognized pension loss was being amortized over approximately five, the remaining average service life of active participants.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). As a result of the amendment to the Pension Plan, benefit accruals for all participants in the Supplemental Plan were also frozen effective June 30, 2016. Accordingly, plan liabilities for the Supplemental Plan were also re-measured in the second quarter of 2016, resulting in balances in accumulated unrecognized pension loss and unamortized prior service costs prior to the freeze of $1.6 million and $1.3 million, respectively. The Company recorded expense of $1.3 million for both the six and three months ended June 30, 2016 to immediately recognize the remaining net unamortized prior service costs in the Supplemental Plan. The curtailment reduced the Projected Benefit Obligation by $5.2 million. Accordingly, a curtailment gain of $3.6 million before tax was recorded to recognize the reduction in the Projected Benefit Obligation that exceeded the accumulated unrecognized pension loss prior to the freeze.
In addition to the Pension Plan and Supplemental Plan, the Company also sponsors several defined contribution pension plans.
The Company also sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 500 retired and 225 active employees (the “OPEB Plan”). The components of Postretirement Benefits Other than Pensions Expense (Benefit) for the OPEB Plan for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Service Cost Earned	$—	$0.1	$—	$0.1
Interest Cost on Projected Benefit Obligation	0.4	0.5	0.2	0.2
Amortization of Accumulated Net Unrecognized Gain	(0.7)	(0.7)	(0.4)	(0.3)
Total Postretirement Benefits Other than Pensions Expense (Benefit)	$(0.3)	$(0.1)	$(0.2)	$—
Note 10 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance.
The Property & Casualty Insurance segment’s principal products are personal automobile insurance, both preferred and nonstandard, homeowners insurance, other personal insurance and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.
Earned Premiums by product line for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Personal Automobile	$613.6	$442.4	$310.3	$252.6
Homeowners	135.7	144.2	67.6	71.6
Other Personal Property and Casualty Insurance	60.0	61.3	30.2	30.7
Commercial Automobile	26.9	27.0	13.4	13.5
Life	189.9	184.0	95.5	96.0
Accident and Health	73.6	72.5	36.7	35.7
Total Earned Premiums	$1,099.7	$931.4	$553.7	$500.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Revenues:
Property & Casualty Insurance:
Earned Premiums	$798.8	$637.0	$402.6	$349.4
Net Investment Income	31.6	33.4	19.7	18.6
Other Income	0.3	0.4	0.1	0.1
Total Property & Casualty Insurance	830.7	670.8	422.4	368.1
Life & Health Insurance:
Earned Premiums	300.9	294.4	151.1	150.7
Net Investment Income	105.1	103.9	50.1	53.5
Other Income	1.2	1.0	0.6	0.2
Total Life & Health Insurance	407.2	399.3	201.8	204.4
Total Segment Revenues	1,237.9	1,070.1	624.2	572.5
Net Realized Gains on Sales of Investments	12.4	37.4	5.6	34.0
Net Impairment Losses Recognized in Earnings	(15.7)	(9.2)	(6.4)	(2.2)
Other	3.9	10.1	3.8	4.9
Total Revenues	$1,238.5	$1,108.4	$627.2	$609.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Operating Profit (Loss), including a reconciliation to Income (Loss) from Continuing Operations before Income Taxes, for the six and three months ended June 30, 2016 and 2015 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(40.0)	$9.6	$(17.2)	$(8.4)
Life & Health Insurance	56.3	47.0	25.3	22.2
Total Segment Operating Profit	16.3	56.6	8.1	13.8
Corporate and Other Operating Loss	(16.9)	(23.6)	(4.7)	(11.3)
Total Operating Profit (Loss)	(0.6)	33.0	3.4	2.5
Net Realized Gains on Sales of Investments	12.4	37.4	5.6	34.0
Net Impairment Losses Recognized in Earnings	(15.7)	(9.2)	(6.4)	(2.2)
Loss from Early Extinguishment of Debt	—	(9.1)	—	—
Income (Loss) from Continuing Operations before Income Taxes	$(3.9)	$52.1	$2.6	$34.3
Segment Net Operating Income (Loss), including a reconciliation to Income from Continuing Operations, for the six and three months ended June 30, 2016 and 2015 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(22.0)	$10.8	$(8.9)	$(2.6)
Life & Health Insurance	36.7	30.4	16.4	14.3
Total Segment Net Operating Income	14.7	41.2	7.5	11.7
Corporate and Other Net Operating Loss	(10.7)	(12.7)	(2.9)	(5.0)
Consolidated Net Operating Income	4.0	28.5	4.6	6.7
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	8.1	24.3	3.7	22.1
Net Impairment Losses Recognized in Earnings	(10.2)	(6.0)	(4.2)	(1.4)
Loss from Early Extinguishment of Debt	—	(5.9)	—	—
Income from Continuing Operations	$1.9	$40.9	$4.1	$27.4

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
Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2016 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$132.3	$161.9	$—	$—	$294.2
States and Political Subdivisions	—	1,646.9	—	—	1,646.9
Corporate Securities:
Bonds and Notes	—	2,573.8	459.4	—	3,033.2
Redeemable Preferred Stocks	—	—	2.9	—	2.9
Collateralized Loan Obligations	—	—	102.2	—	102.2
Other Mortgage- and Asset-backed	—	1.2	3.7	—	4.9
Total Investments in Fixed Maturities	132.3	4,383.8	568.2	—	5,084.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	75.0	5.4	—	80.4
Other Industries	—	6.4	12.8	—	19.2
Common Stocks:
Finance, Insurance and Real Estate	27.3	8.1	—	—	35.4
Other Industries	0.4	0.6	13.2	—	14.2
Other Equity Interests:
Exchange Traded Funds	145.7	—	—	—	145.7
Limited Liability Companies and Limited Partnerships	—	—	47.2	167.5	214.7
Total Investments in Equity Securities	173.4	90.1	78.6	167.5	509.6
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	134.1	134.1
Other Investments:
Trading Securities	5.0	—	—	—	5.0
Total	$310.7	$4,473.9	$646.8	$301.6	$5,733.0
At June 30, 2016, the Company had unfunded commitments to invest an additional $102.0 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at June 30, 2016.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$103.5	1.5%	-	7.2%	3.9%
Non-investment-grade:
Senior Debt	Market Yield	115.1	4.9	-	18.7	10.4
Junior Debt	Market Yield	224.0	8.2	-	22.5	12.8
Collateralized Loan Obligations	Market Yield	102.2	3.0	-	11.3	6.4
Other	Various	23.4
Total Level 3 Fixed Maturity Investments in Corporate Securities		$568.2

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2016 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$436.3	$3.8	$87.3	$3.8	$30.0	$45.6	$606.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(8.8)	—	(0.3)	—	(0.9)	(0.7)	(10.7)
Included in Other Comprehensive Income (Loss)	3.3	(0.4)	(2.2)	—	2.5	2.8	6.0
Purchases	88.2	—	19.3	—	0.1	2.0	109.6
Settlements	(14.3)	(0.5)	—	(0.1)	—	—	(14.9)
Sales	(45.3)	—	(1.9)	—	(0.3)	(2.5)	(50.0)
Balance at End of Period	$459.4	$2.9	$102.2	$3.7	$31.4	$47.2	$646.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2016 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$431.8	$3.3	$83.2	$3.6	$30.3	$42.2	$594.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(6.3)	—	0.3	—	0.1	(0.3)	(6.2)
Included in Other Comprehensive Income (Loss)	4.1	(0.3)	3.0	0.2	1.2	3.3	11.5
Purchases	48.1	—	17.6	—	0.1	2.0	67.8
Settlements	(8.5)	(0.1)	—	(0.1)	—	—	(8.7)
Sales	(9.8)	—	(1.9)	—	(0.3)	—	(12.0)
Balance at End of Period	$459.4	$2.9	$102.2	$3.7	$31.4	$47.2	$646.8
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels for the six and three months ended June 30, 2016.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$360.6	$6.7	$64.4	$3.9	$38.8	$44.0	$518.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(3.1)	(0.5)	0.4	—	(1.2)	(1.1)	(5.5)
Included in Other Comprehensive Income (Loss)	(1.4)	(0.6)	1.2	0.1	2.2	1.0	2.5
Purchases	125.3	—	19.4	1.3	7	3.5	156.5
Settlements	(6.9)	(0.2)	(7.5)	(0.1)	(0.3)	—	(15.0)
Sales	(55.6)	—	(7.5)	(1.2)	(1.2)	—	(65.5)
Transfers into Level 3	—	—	—	—	0.8	—	0.8
Transfers out of Level 3	(12.3)	—	—	—	(8.4)	—	(20.7)
Balance at End of Period	$406.6	$5.4	$70.4	$4.0	$37.7	$47.4	$571.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$374.8	$6.4	$69.9	$3.9	$33.2	$43.4	$531.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.8)	(0.5)	0.3	—	(0.4)	(0.1)	(1.5)
Included in Other Comprehensive Income (Loss)	(3.8)	(0.3)	(0.1)	0.1	2.9	0.7	(0.5)
Purchases	89.1	—	15.3	1.3	6.6	3.4	115.7
Settlements	(2.7)	(0.2)	(7.5)	(0.1)	(0.3)	—	(10.8)
Sales	(37.7)	—	(7.5)	(1.2)	(0.5)	—	(46.9)
Transfers into Level 3	—	—	—	—	0.8	—	0.8
Transfers out of Level 3	(12.3)	—	—	—	(4.6)	—	(16.9)
Balance at End of Period	$406.6	$5.4	$70.4	$4.0	$37.7	$47.4	$571.5
There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the six and three months ended June 30, 2015. All transfers into or out of Level 3 for the six and three months ended June 30, 2015 were due to changes in the availability of market observable inputs.
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
Legislation and related litigation. One type of initiative involves legislation (the “DMF Statutes”). DMF Statutes have been enacted in eleven states, with varying effective dates, that require life insurance companies to compare on a regular basis their records for all in-force policies (including policies issued prior to the effective dates of the DMF Statute) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File” or “DMF”). In contrast, eleven other states have enacted DMF Statutes that also require such comparisons but only as to policies issued by the Life Companies after the statutes’ respective effective dates. With respect to certain of those DMF Statutes that apply retroactively and would likely have an adverse effect on the Company’s operations and financial position, the Life Companies have initiated litigation challenging the application of such statutes to policies issued prior to the subject DMF Statute’s effective date:

•
In 2012, certain of the Life Companies filed an action in Kentucky state court, asking the court to construe the Kentucky DMF Statute to apply only prospectively, i.e., only to life insurance policies issued in Kentucky on or after the effective date of the Kentucky DMF Statute, consistent with what the Life Companies believe are the requirements of applicable Kentucky statutory law, the Kentucky Constitution and the Contract Clause of the United States Constitution. In 2013, the trial court held that the Kentucky DMF Statute applied to life insurance policies issued before the statute’s January 1, 2013 effective date. The subject Life Companies appealed and in 2014, the Kentucky Court of Appeals reversed the trial court and held that the statute fell within Kentucky’s statutory presumption against retroactive laws. Therefore, the Court ruled, the Kentucky DMF Statute can only apply to policies issued on or after January 1, 2013. The Kentucky Department of Insurance sought review of this ruling by the Supreme Court of Kentucky, which in 2015 granted discretionary review. In February 2016, the Department of Insurance requested that its appeal be dismissed and this request was granted, thus concluding the litigation. Consequently, the Kentucky DMF Statute is deemed to apply to policies issued on or after January 1, 2013.

•
In 2013, certain of the Life Companies filed an action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only prospectively, consistent with what the Life Companies believe are the requirements of Maryland’s common law presumption against retroactive application of new laws, the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration (the “MIA”) filed a motion to dismiss, contending that the subject Life Companies were required to exhaust administrative remedies before filing an action in court. In 2014, the trial court granted the MIA’s motion and the Life Companies appealed that ruling. The Maryland appellate courts declined to stay enforcement of the Maryland DMF Statute pending the appeal and the Life Companies are complying with that statute while pursuing an appeal. The Life Companies’ appeal to the Maryland Court of Special Appeals was denied in October 2015 and the Life Companies requested review by Maryland’s highest court, the Court of Appeals. The Court of Appeals granted the petition for writ of certiorari and the appeal is pending before that court.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies (continued)

•
In May 2016, certain of the Life Companies filed suit in Florida state court, asking the court to construe the Florida DMF Statute to apply only prospectively, i.e., only to life insurance policies issued in Florida on or after the effective date of the Florida DMF Statute, consistent with what the Life Companies believe are the requirements of Florida law, the Florida Constitution and the Contract Clause of the United States Constitution. By agreement of the parties, enforcement of the Florida DMF Statute is stayed while the litigation is pending at the trial or appellate level.

Unclaimed property compliance audits and related litigation. A second type of initiative involves an unclaimed property compliance audit of the Life Companies (the “Treasurers’ Audit”) being conducted by an audit firm (the “Audit Firm”) retained by the treasurers/controllers of more than 30 states, and related litigation. In 2013, the California State Controller (the “CA Controller”) filed a complaint against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all in-force policy records to the Audit Firm to enable the firm to compare such records against a DMF, in an attempt to ascertain whether any insureds under such policies may be deceased. As described below, the Life Companies have filed a counterclaim in this case and the matter is set for trial in early 2017. Pending the outcome of this litigation, the Life Companies have not produced their in-force policy records to the CA Controller.
In October 2015, certain of the Life Companies filed a complaint in state court in Illinois seeking a declaration that the Treasurer of the State of Illinois (the “IL Treasurer”) lacks the authority to compel those Life Companies to produce all in-force policy records to the Audit Firm. In this litigation, the Life Companies further assert that life insurance proceeds become unclaimed property subject to escheat to Illinois five years after the insurer receives a claim and proof of death or the insured attains the mortality limiting age and is then unable to locate the insured or beneficiary, and not five years after the date of the insured’s death. This complaint was filed in connection with the Treasurers’ Audit and in response to a demand by the IL Treasurer that the Life Companies produce all in-force policy records.
Examinations by insurance regulators and related litigation. A third type of initiative involves examinations by state insurance regulators. The Life Companies are the subject of a pending but inactive multi-state market conduct examination by certain state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam originated in 2012 as a single-state examination by the Illinois Department of Insurance (the “IDOI”). Insurance regulators from additional states (California, Florida, New Hampshire, North Dakota and Pennsylvania) joined the examination in May 2013 (New Hampshire later withdrew). In July 2013, the Life Companies received requests from the IDOI, as managing lead state for the Multi-State Exam, for a significant volume of information, including the records of all in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s litigation. This request by the IDOI prompted the litigation in Illinois and other states described below.
In September 2013, certain of the Life Companies filed actions against insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a DMF to ascertain whether insureds are deceased. These complaints also asked the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a DMF, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted by policy beneficiaries or the insured reaches the mortality limiting age specified therein. The action in California was filed as a cross-complaint to the CA Controller’s complaint and joined the California Insurance Commissioner and the Audit Firm as defendants. In December 2015, the Life Companies voluntarily dismissed the litigation against the IDOI after that department agreed to withdraw the request for records of all in-force policies and advised the Life Companies that it would proceed with a single-state market conduct exam without use of a DMF. At least one of the states remaining in the Multi-State Exam has indicated that they intend to continue with the exam. The actions against the insurance regulators in the states of Florida and Pennsylvania were voluntarily dismissed by the Life Companies in May and June 2016, respectively, due to inactivity in the Multi-State Exam.
Pending resolution of the litigation against the CA Controller, the Life Companies have not produced their in-force policy records in connection with the Multi-State Exam.
Conclusion. The results of the aforementioned legislative actions, Treasurers’ Audit, Multi-State Exam and the related litigation cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that would effectively change the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If state officials are able to impose such new requirements retroactively upon the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of the Life Companies’ responsibilities under

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies (continued)
such policies by eliminating the effect of contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcomes of the various initiatives and related litigation could result in changes in the law that could effectively alter the terms of the Life Companies’ existing life insurance contracts by imposing new requirements that have a significant impact on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and significantly increase claims handling costs, none of which were contemplated when such policies were issued. Any attempt to predict the ultimate outcomes (including any estimate of the resulting effect on the Life Companies claim liabilities and reserves for future policy benefits) of these efforts to change the law would entail predicting on a state-by-state-basis numerous uncertainties including, but not limited to:

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
Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provided investment management services with respect to certain assets of Kemper’s subsidiary, Trinity, under an agreement between the parties. During the second quarter of 2015, Trinity disposed of all the assets managed by FS&C. Investment expenses incurred in connection with such agreement were $0.1 million for the six months ended June 30, 2015. The Company’s defined benefit pension plan had $143.6 million in assets managed by FS&C at June 30, 2016 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.2 million for each of the six month periods ended June 30, 2016 and 2015.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $1.9 million ($0.04 per unrestricted common share) for the six months ended June 30, 2016, compared to $43.2 million ($0.83 per unrestricted common share) for the same period in 2015. Net Income was $4.0 million ($0.08 per unrestricted common share) for the three months ended June 30, 2016, compared to $29.7 million ($0.57 per unrestricted common share) for the same period in 2015.
Income from Continuing Operations was $1.9 million ($0.04 per unrestricted common share) for the six months ended June 30, 2016, compared to $40.9 million ($0.79 per unrestricted common share) for the same period in 2015. Income from Continuing Operations was $4.1 million ($0.08 per unrestricted common share) for the three months ended June 30, 2016, compared to $27.4 million ($0.53 per unrestricted common share) for the same period in 2015.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (a non-GAAP financial measure) and to Net Income for the six and three months ended June 30, 2016 and 2015 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Increase (Decrease)	Jun 30, 2016	Jun 30, 2015	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(22.0)	$10.8	$(32.8)	$(8.9)	$(2.6)	$(6.3)
Life & Health Insurance	36.7	30.4	6.3	16.4	14.3	2.1
Total Segment Net Operating Income	14.7	41.2	(26.5)	7.5	11.7	(4.2)
Corporate and Other Net Operating Loss	(10.7)	(12.7)	2.0	(2.9)	(5.0)	2.1
Consolidated Net Operating Income	4.0	28.5	(24.5)	4.6	6.7	(2.1)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	8.1	24.3	(16.2)	3.7	22.1	(18.4)
Net Impairment Losses Recognized in Earnings	(10.2)	(6.0)	(4.2)	(4.2)	(1.4)	(2.8)
Loss from Early Extinguishment of Debt	—	(5.9)	5.9	—	—	—
Income from Continuing Operations	1.9	40.9	(39.0)	4.1	27.4	(23.3)
Income (Loss) from Discontinued Operations	—	2.3	(2.3)	(0.1)	2.3	(2.4)
Net Income	$1.9	$43.2	$(41.3)	$4.0	$29.7	$(25.7)
Revenues
Earned Premiums were $1,099.7 million for the six months ended June 30, 2016, compared to $931.4 million for the same period in 2015, an increase of $168.3 million. Earned Premiums for the six months ended June 30, 2016 increased by $161.8 million and $6.5 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See “Property & Casualty Insurance” and “Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $553.7 million for the three months ended June 30, 2016, compared to $500.1 million for the same period in 2015, an increase of $53.6 million. Earned Premiums for the three months ended June 30, 2016 increased by $53.2 million in the Property & Casualty Insurance segment and increased by $0.4 million in the Life & Health Insurance segment.
Net Investment Income decreased by $6.6 million for the six months ended June 30, 2016, compared to the same period in 2015, due primarily to lower investment returns from Alternative Investments and lower yields on investments in fixed income securities, partially offset by a higher level of investments in fixed income securities. Net Investment Income from Alternative Investments which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities decreased by $7.8 million. Alternative investment income from Equity Method Limited Liability Investments and Fair Value Option Investments decreased by $5.0 million and $5.2 million,

Summary of Results (continued)
respectively, for the six months ended June 30, 2016, compared to the same period in 2015, while alternative investment income from other limited liability investments included in Equity Securities increased by $2.4 million.
Net Investment Income decreased by $3.0 million for the three months ended June 30, 2016, compared to the same period in 2015, due primarily to lower investment returns from Alternative Investments and lower yields on investments in fixed income securities, partially offset by a higher level of investments in fixed income securities. Alternative investment income from Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities decreased by $1.4 million, $1.7 million and $0.6 million, respectively, for the three months ended June 30, 2016, compared to the same period in 2015. See “Investment Results” under the sub-caption “Net Investment Income” for additional discussion.
Net Realized Gains on Sales of Investments were $12.4 million for the six months ended June 30, 2016, compared to $37.4 million for the same period in 2015. Net Realized Gains on Sales of Investments were $5.6 million for the three months ended June 30, 2016, compared to $34.0 million for the same period in 2015.
Net Impairment Losses Recognized in Earnings were $15.7 million for the six months ended June 30, 2016, compared to $9.2 million for the same period in 2015. Net Impairment Losses Recognized in Earnings were $6.4 million for the three months ended June 30, 2016, compared to $2.2 million for the same period in 2015. See “Investment Results” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Non-GAAP Financial Measures
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion for the Property & Casualty Insurance segment uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense (including write-off of long-lived asset) Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense (including write-off of long-lived asset) Ratio.
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

Non-GAAP Financial Measures (continued)
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the six and three months ended June 30, 2016 or 2015.
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

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Premiums Written	$808.1	$627.9	$404.7	$348.2
Earned Premiums	$798.8	$637.0	$402.6	$349.4
Net Investment Income	31.6	33.4	19.7	18.6
Other Income	0.3	0.4	0.1	0.1
Total Revenues	830.7	670.8	422.4	368.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	606.6	444.0	309.2	245.5
Catastrophe Losses and LAE	86.6	45.7	49.1	35.4
Prior Years:
Non-catastrophe Losses and LAE	(4.4)	(6.4)	(9.1)	(1.4)
Catastrophe Losses and LAE	(12.3)	(4.6)	(9.6)	(2.4)
Total Incurred Losses and LAE	676.5	478.7	339.6	277.1
Insurance Expenses, Excluding Write-off of Long-lived Asset	194.2	171.4	100.0	88.3
Write-off of Long-lived Asset	—	11.1	—	11.1
Operating Profit (Loss)	(40.0)	9.6	(17.2)	(8.4)
Income Tax Benefit	18.0	1.2	8.3	5.8
Segment Net Operating Income (Loss)	$(22.0)	$10.8	$(8.9)	$(2.6)
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	76.0%	69.6%	76.9%	70.3%
Current Year Catastrophe Losses and LAE Ratio	10.8	7.2	12.2	10.1
Prior Years Non-catastrophe Losses and LAE Ratio	(0.6)	(1.0)	(2.3)	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(1.5)	(0.7)	(2.4)	(0.7)
Total Incurred Loss and LAE Ratio	84.7	75.1	84.4	79.3
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	24.3	26.9	24.8	25.3
Impact on Ratio from Write-off of Long-lived Asset	—	1.7	—	3.2
Combined Ratio	109.0%	103.7%	109.2%	107.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	76.0%	69.6%	76.9%	70.3%
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	24.3	26.9	24.8	25.3
Impact on Ratio from Write-off of Long-lived Asset	—	1.7	—	3.2
Underlying Combined Ratio	100.3%	98.2%	101.7%	98.8%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	100.3%	98.2%	101.7%	98.8%
Current Year Catastrophe Losses and LAE Ratio	10.8	7.2	12.2	10.1
Prior Years Non-catastrophe Losses and LAE Ratio	(0.6)	(1.0)	(2.3)	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(1.5)	(0.7)	(2.4)	(0.7)
Combined Ratio as Reported	109.0%	103.7%	109.2%	107.8%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2016		Jun 30, 2015
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	23	$21.4	23	$29.6
$5 - $10	2	12.3	2	16.1
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	1	23.5	—	—
Greater Than $25	1	29.4	—	—
Total	27	$86.6	25	$45.7
Insurance Reserves

(Dollars in Millions)	Jun 30, 2016	Dec 31, 2015
Insurance Reserves:
Automobile	$709.6	$656.3
Homeowners	105.9	98.9
Other	44.1	45.3
Insurance Reserves	$859.6	$800.5
Insurance Reserves:
Loss Reserves:
Case	$589.1	$537.1
Incurred But Not Reported	150.1	147.6
Total Loss Reserves	739.2	684.7
LAE Reserves	120.4	115.8
Insurance Reserves	$859.6	$800.5
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
Acquisition of Alliance United
As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company completed its acquisition of Alliance United on April 30, 2015. Alliance United is a provider of nonstandard personal automobile insurance in California and has added significant scale to the Property & Casualty Insurance segment’s premium base. The results of Alliance United’s operations have been included in the Company’s consolidated results since the date of its acquisition, which can obscure certain comparisons of quarterly and year-to-date results, particularly when analyzing overall segment results as well as the nonstandard personal automobile insurance line of business. To focus on the performance of the segment’s legacy business, certain comparisons exclude Alliance United’s impact on the segment’s results.

Property & Casualty Insurance (continued)
Overall
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $22.0 million for the six months ended June 30, 2016, compared to Segment Net Operating Income of $10.8 million for the same period in 2015. Segment net operating results deteriorated by $32.8 million due primarily to net operating losses from Alliance United in 2016 and higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by the write-off of internal-use software in 2015 and lower underlying losses and LAE as a percentage of earned premiums in the legacy business.
Earned Premiums in the Property & Casualty Insurance segment increased by $161.8 million. Excluding the impact from Alliance United, Earned Premiums decreased by $22.9 million, as lower volume accounted for a decrease of $26.4 million, while higher average earned premium accounted for an increase of $3.5 million. The lower volume was driven primarily by preferred personal automobile insurance and homeowners insurance, which had volume decreases of $15.1 million and $6.5 million, respectively. The increase in average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $6.9 million, partially offset by decreases in preferred personal automobile insurance and homeowners insurance of $2.8 million and $2.0 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment decreased by $1.8 million for the six months ended June 30, 2016, compared to the same period in 2015, due primarily to lower investment income from Alternative Investments, partially offset by investment income from the investments acquired from the acquisition of, and the capital contributed to, Alliance United and higher yields on non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $6.0 million in 2016, compared to $9.4 million in 2015.
Underlying losses and LAE as a percentage of earned premiums were 76.0% in 2016, an increase of 6.4 percentage points, compared to 2015. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Alliance United, which runs at a higher underlying losses and LAE ratio but lower insurance expense ratio, added 9.6 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 66.4% in 2016, compared to 68.1% in 2015, or an improvement of 1.7 percentage points, as nonstandard personal automobile insurance, homeowners insurance and other personal insurance improved, while commercial automobile insurance deteriorated and preferred personal automobile insurance remained fairly flat. Catastrophe losses and LAE (excluding reserve development) were $86.6 million in 2016, compared to $45.7 million in 2015, which is an increase of $40.9 million due primarily to two separate hailstorms in Texas—one in March 2016 with estimated losses and LAE of $29.4 million and another in April 2016 with estimated losses and LAE of $23.5 million. The increase was partially offset by reduced severity of catastrophic events with losses and LAE (excluding reserve development) of less than $10 million in 2016, compared to 2015. Favorable loss and LAE reserve development (including catastrophe reserve development) was $16.7 million in 2016, compared to $11.0 million in 2015.
Insurance expenses were $194.2 million, or 24.3% of earned premiums, in 2016. Excluding a write-off of a long-lived asset, insurance expenses were $171.4 million, or 26.9%, as a percentage of earned premiums, in 2015. The improvement in the ratio of 2.6 percentage points from 2015 to 2016 was due primarily to the inclusion of Alliance United. The inclusion of Alliance United accounted for a reduction of 3.9 percentage points in the segment’s overall insurance expense ratio. Excluding the impact of the write-off and Alliance United, insurance expenses decreased by $8.0 million in 2016, compared to 2015, and decreased as a percentage of earned premiums from 28.5% in 2015 to 28.2% in 2016.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.6 million in both 2016 and 2015.

Property & Casualty Insurance (continued)
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $8.9 million for the three months ended June 30, 2016, compared to $2.6 million for the same period in 2015. Segment net operating results deteriorated by $6.3 million due primarily to net operating losses from Alliance United in 2016 and higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development, the write-off of internal-use software in 2015 and lower underlying losses and LAE as a percentage of earned premiums in the legacy business.
Earned Premiums in the Property & Casualty Insurance segment increased by $53.2 million for the three months ended June 30, 2016, compared to the same period in 2015. Excluding the $64.3 million impact of Alliance United, Earned Premiums decreased by $11.1 million, as lower volume accounted for a decrease of $13.0 million, while higher average earned premium accounted for an increase of $1.9 million. Excluding Alliance United, the lower volume was driven primarily by preferred personal automobile insurance and homeowners insurance, which had volume decreases of $6.7 million and $3.1 million, respectively. Excluding Alliance United, the increase in average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $3.4 million, partially offset by decreases in preferred personal automobile insurance and homeowners insurance of $1.4 million and $0.9 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $1.1 million for the three months ended June 30, 2016, compared to the same period in 2015, due primarily to investment income from the investments acquired from the acquisition of and, the capital contributed to, Alliance United, and higher yields on non-alternative investments, partially offset by lower yields on Alternative Investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $5.9 million in 2016, compared to $6.6 million in 2015.
Underlying losses and LAE as a percentage of earned premiums were 76.9% in 2016, an increase of 6.6 percentage points, compared to 2015. Alliance United, which runs at a higher underlying losses and LAE ratio, but lower insurance expense ratio, added 11.1 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 65.8% in 2016, compared to 67.1%, a decrease of 1.3 percentage points, compared to 2015, as nonstandard personal automobile insurance and homeowners insurance improved, while preferred personal automobile insurance, other personal insurance and commercial automobile insurance deteriorated. Catastrophe losses and LAE (excluding reserve development) were $49.1 million in 2016, compared to $35.4 million in 2015, which is an increase of $13.7 million due primarily to a hailstorm in Texas in April 2016 with estimated losses and LAE of $23.5 million, partially offset by reduced frequency and severity of catastrophic events with losses and LAE (excluding reserve development) of less than $10 million in 2016, compared to 2015. Favorable loss and LAE reserve development (including catastrophe reserve development) was $18.7 million in 2016, compared to $3.8 million in 2015.
Insurance expenses were $100.0 million, or 24.8% of earned premiums, in 2016. Excluding a write-off of a long-lived asset, insurance expenses were $88.3 million, or 25.3% as a percentage of earned premiums, in 2015. The improvement in the ratio of 0.5 percentage points from 2015 to 2016 was due primarily to the inclusion of Alliance United. The inclusion of Alliance United accounted for a reduction of 3.7 percentage points in the segment’s overall insurance expense ratio. Excluding the impact of the write-off and Alliance United, insurance expenses decreased by $2.1 million in 2016, compared to 2015, but increased as a percentage of earned premiums from 28.1% in 2015 to 28.5% in 2016.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.0 million in 2016, compared to $6.5 million in 2015.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Premiums Written	$209.5	$218.7	$109.8	$112.2

Earned Premiums	$211.4	$229.3	$105.3	$113.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$148.3	$159.9	$75.0	$78.1
Catastrophe Losses and LAE	10.1	2.5	5.2	2.3
Prior Years:
Non-catastrophe Losses and LAE	1.2	(11.2)	(0.7)	(4.0)
Catastrophe Losses and LAE	(0.3)	(0.2)	(0.1)	(0.1)
Total Incurred Losses and LAE	$159.3	$151.0	$79.4	$76.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.1%	69.8%	71.3%	68.9%
Current Year Catastrophe Losses and LAE Ratio	4.8	1.1	4.9	2.0
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	(4.9)	(0.7)	(3.5)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)	(0.1)	(0.1)
Total Incurred Loss and LAE Ratio	75.4%	65.9%	75.4%	67.3%
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums on preferred personal automobile insurance decreased by $17.9 million as lower volume and lower average earned premium accounted for decreases of $15.1 million and $2.8 million, respectively. The run-off of the direct-to-consumer business accounted for over half of the decrease in earned premiums attributed to lower volume. The decrease in average earned premium was due primarily to a mix shift toward lower risk drivers, partially offset by rate increases. Incurred losses and LAE were $159.3 million, or 75.4% of earned premiums, in 2016, compared to $151.0 million, or 65.9% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due primarily to an unfavorable change in loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums remained fairly flat at 70.1% in 2016, compared to 69.8% in 2015. Catastrophe losses and LAE (excluding reserve development) were $10.1 million in 2016, compared to $2.5 million in 2015, due primarily to the two aforementioned hailstorms in Texas in 2016. Loss and LAE reserve development was adverse by $0.9 million in 2016, compared to favorable development of $11.4 million in 2015.
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums on preferred personal automobile insurance decreased by $8.1 million as lower volume and lower average earned premium accounted for decreases of $6.7 million and $1.4 million, respectively. The run-off of the direct-to-consumer business accounted for over half of the decrease in earned premiums attributed to lower volume. The decrease in average earned premium was due primarily to a mix shift toward lower risk drivers, partially offset by rate increases. Incurred losses and LAE were $79.4 million, or 75.4% of earned premiums, in 2016, compared to $76.3 million, or 67.3% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development), a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 71.3% in 2016, compared to 68.9% in 2015, which is an increase of 2.4 percentage points due primarily to higher severity on most coverages, particularly bodily injury and uninsured/underinsured motorist coverages. Catastrophe losses and LAE

Property & Casualty Insurance (continued)
(excluding reserve development) were $5.2 million in 2016, which included the aforementioned April hailstorm in Texas, compared to $2.3 million in 2015. Favorable loss and LAE reserve development was $0.8 million in 2016, compared to $4.1 million in 2015.
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line for the six months ended June 30, 2016 and 2015 is presented in the following table. The results for the six months ended June 30, 2015 for Alliance United include only the last two months of the period, which is the period since the date of acquisition.

	Six Months Ended
	Jun 30, 2016			Jun 30, 2015
(Dollars in Millions)	Legacy	Alliance United	Total	Legacy	Alliance United	Total
Net Premiums Written	$164.0	$253.1	$417.1	$159.3	$61.6	$220.9

Earned Premiums	$155.4	$246.8	$402.2	$151.0	$62.1	$213.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	120.6	239.7	360.3	122.7	52.5	175.2
Catastrophe Losses and LAE	4.0	—	4.0	3.2	—	3.2
Prior Years:
Non-catastrophe Losses and LAE	(1.3)	6.1	4.8	3.8	1.3	5.1
Catastrophe Losses and LAE	—	—	—	(0.1)	—	(0.1)
Total Incurred Losses and LAE	$123.3	$245.8	$369.1	$129.6	$53.8	$183.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	77.5%	97.1%	89.6%	81.3%	84.5%	82.2%
Current Year Catastrophe Losses and LAE Ratio	2.6	—	1.0	2.1	—	1.5
Prior Years Non-catastrophe Losses and LAE Ratio	(0.8)	2.5	1.2	2.5	2.1	2.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	(0.1)	—	—
Total Incurred Loss and LAE Ratio	79.3%	99.6%	91.8%	85.8%	86.6%	86.1%
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums on nonstandard personal automobile insurance increased by $189.1 million. Excluding the impact from Alliance United, Earned Premiums increased by $4.4 million as higher average earned premium accounted for an increase of $6.9 million, while lower volume accounted for a decrease of $2.5 million. Incurred losses and LAE were $369.1 million, or 91.8% of earned premiums, in 2016, compared to $183.4 million, or 86.1% of earned premiums, in 2015. Excluding Alliance United, incurred losses and LAE were $123.3 million, or 79.3% of related earned premiums, in 2016, compared to $129.6 million, or 85.8% of related earned premiums, in 2015. Excluding the impact of Alliance United, incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a favorable change in loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 77.5% in 2016, compared to 81.3% in 2015, which is a decrease of 3.8 percentage points due primarily to higher average earned premium, lower frequency of claims across most coverages on non-California policies and lower severity of claims across all coverages on California policies, partially offset by higher frequency of claims on all coverages on California policies. Catastrophe losses and LAE (excluding reserve development) were $4.0 million in 2016, compared to $3.2 million in 2015. Excluding Alliance United, loss and LAE reserve development was favorable by $1.3 million in 2016, compared to adverse development of $3.7 million in 2015.

Property & Casualty Insurance (continued)
For Alliance United, underlying losses and LAE as a percentage of related earned premiums were 97.1% in 2016, compared to 84.5% in 2015, which is an increase of 12.6 percentage points. Alliance United’s underlying loss and LAE ratio continues to be significantly higher than what had been reported by Alliance United prior to the acquisition date. Alliance United has experienced significantly higher frequency of claims on all coverages and, to a lesser extent, higher severity of losses on most coverages than the trend that Kemper had anticipated prior to the acquisition. Alliance United’s premium rates have become inadequate due in part to the significant adverse changes in underlying frequency and severity trends. The Company continues to analyze its experience against industry information as it becomes available and believes that Alliance United’s trends may be worse than industry trends due in part to anti-selection resulting from inadequate rates and higher growth rates for new business, which tends to run at a higher underlying loss and LAE ratio than renewal business. In addition, Alliance United’s results for the six months ended June 30, 2016 include adverse loss and LAE reserve development of $6.1 million. Since the acquisition, several events have resulted in the historical development factors becoming less reliable in predicting how losses will ultimately emerge. For the six months ended June 30, 2016, the primary driver of adverse development was a decrease in the ratio of claims closed without payment, which has driven the Company’s selection of ultimate losses higher. In addition, payment development patterns, as well as claim severity patterns, may have been influenced by an inadequate level of claims adjusters, as staffing levels for Alliance United’s claims adjusters were not able to keep pace with Alliance United’s growth rate prior to and after the acquisition date and the recent spike in frequency. The Company has taken and continues to take various actions to address Alliance United’s performance, including increasing the staffing levels for claims adjusters, slowing growth rates for new business, various agency management actions and filing and implementing rate increases. The Company anticipates it will take several more pricing cycles to become rate adequate.
Selected financial information for the nonstandard personal automobile insurance product line for the three months ended June 30, 2016 and 2015 is presented in the following table. The results for Alliance United for the three months ended June 30, 2015 include only the last two months of the period, which is the period since the date of acquisition.

	Three Months Ended
	Jun 30, 2016			Jun 30, 2015
(Dollars in Millions)	Legacy	Alliance United	Total	Legacy	Alliance United	Total
Net Premiums Written	$71.2	$126.4	$197.6	$73.7	$61.6	$135.3

Earned Premiums	$78.6	$126.4	$205.0	$77.1	$62.1	$139.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	59.6	127.4	187.0	63.4	52.5	115.9
Catastrophe Losses and LAE	2.3	—	2.3	3.0	—	3.0
Prior Years:
Non-catastrophe Losses and LAE	(2.7)	(0.4)	(3.1)	1.6	1.3	2.9
Catastrophe Losses and LAE	—	—	—	(0.1)	—	(0.1)
Total Incurred Losses and LAE	$59.2	$127.0	$186.2	$67.9	$53.8	$121.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.8%	100.8%	91.2%	82.2%	84.5%	83.2%
Current Year Catastrophe Losses and LAE Ratio	2.9	—	1.1	3.9	—	2.2
Prior Years Non-catastrophe Losses and LAE Ratio	(3.4)	(0.3)	(1.5)	2.1	2.1	2.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	(0.1)	—	(0.1)
Total Incurred Loss and LAE Ratio	75.3%	100.5%	90.8%	88.1%	86.6%	87.4%

Property & Casualty Insurance (continued)
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums on nonstandard personal automobile insurance increased by $65.8 million. Excluding the impact from Alliance United, Earned Premiums increased by $1.5 million as higher average earned premium accounted for an increase of $3.4 million, while lower volume accounted for a decrease of $1.9 million. Incurred losses and LAE were $186.2 million, or 90.8% of earned premiums, in 2016, compared to $121.7 million, or 87.4% of earned premiums, in 2015. Excluding Alliance United, incurred losses and LAE were $59.2 million, or 75.3% of related earned premiums, in 2016, compared to $67.9 million, or 88.1% of earned premiums, in 2015. Excluding the impact of Alliance United, incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, a favorable change in loss and LAE reserve development and lower incurred catastrophe losses and LAE (excluding reserve development). Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 75.8% in 2016, compared to 82.2% in 2015, which is a decrease of 6.4 percentage points due primarily to lower frequency of claims across all coverages on non-California policies, higher average earned premium and lower severity of losses across all coverages except bodily injury, partially offset by higher frequency of claims on all coverages on California policies and higher severity of bodily injury losses. Catastrophe losses and LAE (excluding reserve development) were $2.3 million in 2016, compared to $3.0 million in 2015. Excluding Alliance United, loss and LAE reserve development was favorable by $2.7 million in 2016, compared to adverse development of $1.5 million in 2015.
For Alliance United, Earned Premiums increased by $64.3 million, due primarily to the Company’s results including a full three months of Alliance United’s Earned Premiums for the three months ended June 30, 2016, compared to only two months of Alliance United’s Earned Premiums in 2015, which represents the period since its acquisition date of April 30, 2015. Alliance United’s underlying losses and LAE as a percentage of related earned premiums were 100.8% in 2016, compared to 84.5% in 2015, which is an increase of 16.3 percentage points due primarily to rate increases not keeping pace with the frequency and severity trends previously noted and, to a lesser extent, intra-year development of $5.7 million on first quarter claims. Alliance United’s loss and LAE reserve development was favorable by $0.4 million in 2016, compared to adverse development of $1.3 million in 2015.

Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Premiums Written	$132.1	$137.3	$72.2	$74.2

Earned Premiums	$135.7	$144.2	$67.6	$71.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$66.1	$76.3	$30.9	$36.5
Catastrophe Losses and LAE	69.9	38.0	40.0	28.4
Prior Years:
Non-catastrophe Losses and LAE	(3.2)	(0.3)	(0.5)	0.1
Catastrophe Losses and LAE	(10.8)	(4.3)	(8.4)	(2.1)
Total Incurred Losses and LAE	$122.0	$109.7	$62.0	$62.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	48.8%	52.9%	45.6%	50.9%
Current Year Catastrophe Losses and LAE Ratio	51.5	26.4	59.2	39.7
Prior Years Non-catastrophe Losses and LAE Ratio	(2.4)	(0.2)	(0.7)	0.1
Prior Years Catastrophe Losses and LAE Ratio	(8.0)	(3.0)	(12.4)	(2.9)
Total Incurred Loss and LAE Ratio	89.9%	76.1%	91.7%	87.8%
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in homeowners insurance decreased by $8.5 million as lower volume and lower average earned premium accounted for decreases of $6.5 million and $2.0 million, respectively. Incurred losses and LAE were $122.0 million, or 89.9% of earned premiums, in 2016, compared to $109.7 million, or 76.1% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 48.8% in 2016, compared to 52.9% in 2015, which is an improvement of 4.1 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses and lower average earned premium. Catastrophe losses and LAE (excluding reserve development) were $69.9 million in 2016, compared to $38.0 million in 2015. This increase was driven primarily by the two aforementioned hailstorms in Texas in 2016. Favorable loss and LAE reserve development was $14.0 million in 2016, compared to $4.6 million in 2015.
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in homeowners insurance decreased by $4.0 million as lower volume and lower average earned premium accounted for decreases of $3.1 million and $0.9 million, respectively. Incurred losses and LAE were $62.0 million, or 91.7% of earned premiums, in 2016, compared to $62.9 million, or 87.8% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 45.6% in 2016, compared to 50.9% in 2015, which is an improvement of 5.3 percentage points due primarily to lower frequency of claims and, to a lesser extent, lower severity of losses, partially offset by lower average earned premium. Catastrophe losses and LAE (excluding reserve development) were $40.0 million in 2016, compared to $28.4 million in 2015. This increase was driven primarily by the aforementioned hailstorm in Texas in April 2016. Favorable loss and LAE reserve development was $8.9 million in 2016, compared to $2.0 million in 2015.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Premiums Written	$27.5	$28.5	$13.3	$14.5

Earned Premiums	$26.9	$27.0	$13.4	$13.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$21.4	$20.8	$10.5	$10.0
Catastrophe Losses and LAE	0.5	0.2	0.4	0.2
Prior Years:
Non-catastrophe Losses and LAE	(4.1)	(0.8)	(1.7)	(0.6)
Catastrophe Losses and LAE	—	—	—	—
Total Incurred Losses and LAE	$17.8	$20.2	$9.2	$9.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	79.5%	77.1%	78.4%	74.0%
Current Year Catastrophe Losses and LAE Ratio	1.9	0.7	3.0	1.5
Prior Years Non-catastrophe Losses and LAE Ratio	(15.2)	(3.0)	(12.7)	(4.4)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	66.2%	74.8%	68.7%	71.1%
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in commercial automobile insurance decreased by $0.1 million as lower volume accounted for a decrease of $1.0 million, while higher average earned premium accounted for an increase of $0.9 million. Incurred losses and LAE were $17.8 million, or 66.2% of earned premiums, in 2016, compared to $20.2 million, or 74.8% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to a higher level of favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums and higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 79.5% in 2016, compared to 77.1% in 2015, which is an increase of 2.4 percentage points due primarily to higher frequency of losses across all coverages, particularly bodily injury and property damage, partially offset by lower severity of losses across all coverages and higher average earned premium. Favorable loss and LAE reserve development was $4.1 million in 2016, compared to $0.8 million in 2015.
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in commercial automobile insurance decreased by $0.1 million as lower volume accounted for a decrease of $0.6 million, while higher average earned premium accounted for an increase of $0.5 million. Incurred losses and LAE were $9.2 million, or 68.7% of earned premiums, in 2016, compared to $9.6 million, or 71.1% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to a higher level of favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums and higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 78.4% in 2016, compared to 74.0% in 2015, which is an increase of 4.4 percentage points due primarily to higher frequency of losses across all coverages, particularly bodily injury and property damage, partially offset by lower severity of losses across all coverages and higher average earned premium. Favorable loss and LAE reserve development was $1.7 million in 2016, compared to $0.6 million in 2015.

Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Net Premiums Written	$21.9	$22.5	$11.8	$12.0

Earned Premiums	$22.6	$23.4	$11.3	$11.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$10.5	$11.8	$5.8	$5.0
Catastrophe Losses and LAE	2.1	1.8	1.2	1.5
Prior Years:
Non-catastrophe Losses and LAE	(3.1)	0.8	(3.1)	0.2
Catastrophe Losses and LAE	(1.2)	—	(1.1)	(0.1)
Total Incurred Losses and LAE	$8.3	$14.4	$2.8	$6.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	46.4%	50.4%	51.3%	42.8%
Current Year Catastrophe Losses and LAE Ratio	9.3	7.7	10.6	12.8
Prior Years Non-catastrophe Losses and LAE Ratio	(13.7)	3.4	(27.4)	1.7
Prior Years Catastrophe Losses and LAE Ratio	(5.3)	—	(9.7)	(0.9)
Total Incurred Loss and LAE Ratio	36.7%	61.5%	24.8%	56.4%
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in other personal insurance decreased by $0.8 million as lower volume accounted for a decrease of $1.3 million, while higher average earned premium accounted for an increase of $0.5 million. Incurred losses and LAE were $8.3 million, or 36.7% of earned premiums, in 2016, compared to $14.4 million, or 61.5% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to a favorable change in loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 46.4% in 2016, compared to 50.4% in 2015, which is an improvement of 4.0 percentage points due primarily to lower severity of losses on most coverages and, to a lesser extent, higher average earned premium, partially offset by higher frequency of umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $2.1 million in 2016, compared to $1.8 million in 2015. Loss and LAE reserve development was favorable by $4.3 million in 2016, compared to adverse development of $0.8 million in 2015.
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in other personal insurance decreased by $0.4 million as lower volume accounted for a decrease of $0.7 million, while higher average premium accounted for an increase of $0.3 million. Incurred losses and LAE were $2.8 million, or 24.8% of earned premiums, in 2016, compared to $6.6 million, or 56.4% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to a favorable change in loss and LAE reserve development and lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 51.3% in 2016, compared to 42.8% in 2015, which is an increase of 8.5 percentage points due primarily to higher frequency of umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $1.2 million in 2016, compared to $1.5 million in 2015. Loss and LAE reserve development was favorable by $4.2 million in 2016, compared to adverse development of $0.1 million in 2015.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Earned Premiums	$300.9	$294.4	$151.1	$150.7
Net Investment Income	105.1	103.9	50.1	53.5
Other Income	1.2	1.0	0.6	0.2
Total Revenues	407.2	399.3	201.8	204.4
Policyholders’ Benefits and Incurred Losses and LAE	195.8	194.1	96.5	98.0
Insurance Expenses	155.1	158.2	80.0	84.2
Operating Profit	56.3	47.0	25.3	22.2
Income Tax Expense	(19.6)	(16.6)	(8.9)	(7.9)
Segment Net Operating Income	$36.7	$30.4	$16.4	$14.3
Insurance Reserves

(Dollars in Millions)	Jun 30, 2016	Dec 31, 2015
Insurance Reserves:
Future Policyholder Benefits	$3,310.3	$3,278.4
Incurred Losses and LAE Reserves:
Life	43.8	41.2
Accident and Health	22.1	21.4
Property	5.4	5.2
Total Incurred Losses and LAE Reserves	71.3	67.8
Insurance Reserves	$3,381.6	$3,346.2
Overall
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in the Life & Health Insurance segment increased by $6.5 million for the six months ended June 30, 2016, compared to the same period in 2015 due primarily to an adjustment of $7.6 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies.
Net Investment Income increased by $1.2 million for the six months ended June 30, 2016, compared to the same period in 2015, due primarily to higher levels of investments in fixed income securities and higher investment returns from Alternative Investments, partially offset by lower yields on investments in fixed income securities.
Policyholders’ Benefits and Incurred Losses and LAE increased by $1.7 million in 2016, compared to the same period in 2015, due primarily to higher incurred losses and LAE on property insurance and higher incurred losses and LAE on accident and health insurance, partially offset by lower policyholders’ benefits on life insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $3.1 million due primarily to lower legal costs, partially offset by higher agent and field management compensation costs for the Kemper Home Service Companies (“KHSC”) and the impact of an adjustment made in 2015 to deferred policy acquisition costs for Reserve National Insurance Company (“Reserve National”). Segment Net Operating Income in the Life & Health Insurance segment was $36.7 million for the six months ended June 30, 2016, compared to $30.4 million in 2015.

Life & Health Insurance (continued)
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned Premiums in the Life & Health Insurance segment increased by $0.4 million for the three months ended June 30, 2016, compared to the same period in 2015.
Net Investment Income decreased by $3.4 million for the three months ended June 30, 2016, compared to the same period in 2015, due primarily to lower yields on fixed income securities and lower investment returns from Alternative Investments, partially offset by higher levels of investments in fixed income securities.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $1.5 million in 2016, compared to the same period in 2015, due primarily to lower losses and LAE on property insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $4.2 million in 2016, compared to 2015, due primarily to lower legal costs, partially offset by the impact of an adjustment made in 2015 to Reserve National’s deferred policy acquisition costs. Segment Net Operating Income in the Life & Health Insurance segment was $16.4 million for the three months ended June 30, 2016, compared to $14.3 million in 2015.
Life Insurance
Selected financial information for the life insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Earned Premiums	$189.9	$184.0	$95.5	$96.0
Net Investment Income	101.9	100.5	48.4	51.7
Other Income	1.0	0.8	0.5	0.1
Total Revenues	292.8	285.3	144.4	147.8
Policyholders’ Benefits and Incurred Losses and LAE	141.8	142.4	70.5	70.6
Insurance Expenses	103.3	108.5	53.2	59.6
Operating Profit	47.7	34.4	20.7	17.6
Income Tax Expense	(16.7)	(12.3)	(7.3)	(6.4)
Total Product Line Net Operating Income	$31.0	$22.1	$13.4	$11.2
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned premiums on life insurance increased by $5.9 million in 2016, compared to 2015, due primarily to an adjustment of $7.6 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums on life insurance decreased by $1.7 million as a decrease of $2.6 million from life insurance products offered by KHSC was partially offset by an increase of $0.9 million from life insurance products offered by Reserve National. Policyholders’ benefits on life insurance were $141.8 million in 2016, compared to $142.4 million in 2015, a decrease of $0.6 million. Insurance Expenses decreased by $5.2 million in 2016, compared to 2015, due primarily to lower legal costs, partially offset by higher agent and field management compensation costs for KHSC.
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned premiums on life insurance decreased by $0.5 million in 2016, compared to 2015, as a decrease of $1.1 million from life insurance products offered by KHSC was offset by an increase of $0.6 million from life insurance products offered by Reserve National. Policyholders’ benefits on life insurance were $70.5 million in 2016, compared to $70.6 million in 2015, a decrease of $0.1 million. Insurance Expenses decreased by $6.4 million in 2016, compared to 2015, due primarily to lower legal costs, partially offset by higher agent and field management compensation costs for KHSC.

Life & Health Insurance (continued)
Matters Involving the Use of the Death Master File
Certain state treasurers/controllers, insurance regulators, and legislators are involved in an array of initiatives that could result in significant changes to the application of unclaimed property laws and related claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack the legal authority to impose new requirements where such requirements have the effect of changing the terms of existing life insurance contracts. See the Death Master File Risk Factor in Item 1A., “Risk Factors,” of Part II of this Quarterly Report on Form 10‑Q, Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements and MD&A, “Liquidity and Capital Resources” for additional information about these matters.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Earned Premiums	$73.6	$72.5	$36.7	$35.7
Net Investment Income	2.6	2.7	1.3	1.4
Other Income	0.2	0.2	0.1	0.1
Total Revenues	76.4	75.4	38.1	37.2
Policyholders’ Benefits and Incurred Losses and LAE	40.8	39.5	20.3	20.4
Insurance Expenses	33.9	32.1	17.1	15.3
Operating Profit	1.7	3.8	0.7	1.5
Income Tax Expense	(0.6)	(1.3)	(0.3)	(0.5)
Total Product Line Net Operating Income	$1.1	$2.5	$0.4	$1.0
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned premiums on accident and health insurance increased by $1.1 million in 2016, compared to 2015, due primarily to higher volume. Incurred accident and health insurance losses were $40.8 million, or 55.4% of accident and health insurance earned premiums, in 2016, compared to $39.5 million, or 54.5% of accident and health insurance earned premiums, in 2015. Incurred accident and health insurance losses increased as a percentage of earned premiums due primarily to higher frequency and higher average claim costs in Medicare Supplement and higher average claim costs in outpatient and indemnity products, partially offset by lower average claim costs in other supplemental products. Insurance Expenses increased by $1.8 million in 2016, compared to 2015, due primarily to the impact of an adjustment made in 2015 to Reserve National’s deferred policy acquisition costs and the higher level of earned premiums.
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned premiums on accident and health insurance increased by $1.0 million in 2016, compared to 2015, due primarily to higher volume. Incurred accident and health insurance losses were $20.3 million, or 55.3% of accident and health insurance earned premiums, in 2016, compared to $20.4 million, or 57.1% of accident and health insurance earned premiums, in 2015 and decreased as a percentage of accident and health insurance earned premiums due primarily to lower claim activity in first occurrence health products and lower claim activity in other closed blocks of business at KHSC. Insurance Expenses increased by $1.8 million in 2016, compared to 2015, due primarily to the impact of an adjustment made in 2015 to Reserve National’s deferred policy acquisition costs and the higher level of earned premiums.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Earned Premiums	$37.4	$37.9	$18.9	$19.0
Net Investment Income	0.6	0.7	0.4	0.4
Total Revenues	38.0	38.6	19.3	19.4
Incurred Losses and LAE	13.2	12.2	5.7	7.0
Insurance Expenses	17.9	17.6	9.7	9.3
Operating Profit	6.9	8.8	3.9	3.1
Income Tax Expense	(2.3)	(3.0)	(1.3)	(1.0)
Total Product Line Net Operating Income	$4.6	$5.8	$2.6	$2.1
Six Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned premiums on property insurance decreased by $0.5 million in 2016, compared to 2015. Incurred losses and LAE on property insurance were $13.2 million, or 35.3% of property insurance earned premiums, in 2016, compared to $12.2 million, or 32.2% of property insurance earned premiums, in 2015. Underlying losses and LAE on property insurance were $9.8 million, or 26.2% of property insurance earned premiums, in 2016, compared to $9.8 million, or 25.9% of property insurance earned premiums, in 2015. Catastrophe losses and LAE (excluding development) were $3.2 million in 2016, compared to $1.8 million in 2015. Unfavorable loss and LAE reserve development was $0.2 million in 2016, compared to $0.6 million in 2015.
Three Months Ended June 30, 2016 Compared to the Same Period in 2015
Earned premiums on property insurance decreased by $0.1 million in 2016, compared to 2015. Incurred losses and LAE on property insurance were $5.7 million, or 30.2% of property insurance earned premiums, in 2016, compared to $7.0 million, or 36.8% of property insurance earned premiums, in 2015. Underlying losses and LAE on property insurance were $4.6 million, or 24.3% of property insurance earned premiums, in 2016, compared to $4.5 million, or 23.7% of property insurance earned premiums, in 2015. Catastrophe losses and LAE (excluding development) were $1.6 million in 2016, compared to $1.7 million in 2015. Favorable loss and LAE reserve development was $0.5 million in 2016, compared to unfavorable loss and LAE reserve development of $0.8 million in 2015.

Investment Results
Investment Income
Net Investment Income for the six and three months ended June 30, 2016 and 2015 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Investment Income (Loss):
Interest on Fixed Income Securities	$119.8	$117.8	$59.8	$58.3
Dividends on Equity Securities Excluding Alternative Investments	6.3	7.9	3.5	4.5
Alternative Investments:
Equity Method Limited Liability Investments	(1.5)	3.5	2.8	4.2
Fair Value Option Investments	(2.5)	2.7	0.1	1.8
Limited Liability Investments Included in Equity Securities	10.9	8.5	3.6	4.2
Total Alternative Investments	6.9	14.7	6.5	10.2
Short-term Investments	0.2	0.1	0.1	0.1
Loans to Policyholders	10.7	10.4	5.3	5.1
Real Estate	5.9	5.9	2.9	3.0
Total Investment Income	149.8	156.8	78.1	81.2
Investment Expenses:
Real Estate	5.5	5.6	2.8	2.9
Other Investment Expenses	3.6	3.9	1.6	1.6
Total Investment Expenses	9.1	9.5	4.4	4.5
Net Investment Income	$140.7	$147.3	$73.7	$76.7
Net Investment Income was $140.7 million and $147.3 million for the six months ended June 30, 2016 and 2015, respectively. Net Investment Income decreased by $6.6 million in 2016 due primarily to lower investment returns from Alternative Investments and lower yields on investments in fixed income securities, partially offset by a higher level of investments in fixed income securities.
Net Investment Income was $73.7 million and $76.7 million for the three months ended June 30, 2016 and 2015, respectively. Net Investment Income decreased by $3.0 million in 2016 due primarily to lower investment returns from Alternative Investments and lower yields on investments in fixed income securities, partially offset by a higher level of investments in fixed income securities.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$12.8	$38.8	$5.7	$35.3
Losses on Sales	(0.5)	(1.4)	(0.2)	(1.3)
Net Impairment Losses Recognized in Earnings	(15.7)	(9.2)	(6.4)	(2.2)
Net Gains on Trading Securities	0.1	—	0.1	—
Net Gain (Loss) Recognized in Condensed Consolidated Statements of Income	(3.3)	28.2	(0.8)	31.8
Recognized in Other Comprehensive Income	225.5	(131.5)	124.7	(183.9)
Total Comprehensive Investment Gains (Losses)	$222.2	$(103.3)	$123.9	$(152.1)

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Fixed Maturities:
Gains on Sales	$11.4	$5.9	$4.3	$3.9
Losses on Sales	(0.3)	(0.6)	—	(0.5)
Equity Securities:
Gains on Sales	0.5	32.9	0.5	31.4
Losses on Sales	(0.1)	(0.7)	(0.1)	(0.7)
Real Estate:
Gains on Sales	0.9	—	0.9	—
Other:
Losses on Sales	(0.1)	(0.1)	(0.1)	(0.1)
Net Gains on Trading Securities	0.1	—	0.1	—
Net Realized Gains on Sales of Investments	$12.4	$37.4	$5.6	$34.0

Gross Gains on Sales	$12.8	$38.8	$5.7	$35.3
Gross Losses on Sales	(0.5)	(1.4)	(0.2)	(1.3)
Net Gains on Trading Securities	0.1	—	0.1	—
Net Realized Gains on Sales of Investments	$12.4	$37.4	$5.6	$34.0
During the second quarter of 2015, the Company sold $149.9 million of equity securities due to portfolio allocation adjustments and tax planning initiatives. The Company recognized Gains on Sales of Equity Securities of $31.4 million and Losses on Sales of Equity Securities of $0.7 million resulting from such sales.
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2016 and 2015 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2016		Jun 30, 2015		Jun 30, 2016		Jun 30, 2015
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(13.5)	8	$(4.0)	5	$(5.7)	5	$(1.6)	4
Equity Securities	(2.2)	12	(5.2)	15	(0.7)	5	(0.6)	3
Net Impairment Losses Recognized in Earnings	$(15.7)		$(9.2)		$(6.4)		$(2.2)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2016, 89% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2016 and December 31, 2015:

		Jun 30, 2016		Dec 31, 2015
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,251.3	63.9%	$3,222.5	66.4%
2	BBB	1,290.9	25.4	1,149.0	23.7
3-4	BB, B	282.2	5.6	222.4	4.6
5-6	CCC or Lower	259.9	5.1	258.4	5.3
Total Investments in Fixed Maturities		$5,084.3	100.0%	$4,852.3	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $16.6 million and $16.5 million at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2016 and December 31, 2015:

	Jun 30, 2016		Dec 31, 2015
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$294.2	4.4%	$320.6	5.0%
States and Political Subdivisions:
States	653.8	9.7	673.5	10.5
Political Subdivisions	187.2	2.8	177.3	2.8
Revenue Bonds	805.9	12.0	771.8	12.0
Total Investments in Governmental Fixed Maturities	$1,941.1	28.9%	$1,943.2	30.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2016 and December 31, 2015:

	Jun 30, 2016		Dec 31, 2015
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,285.9	19.1%	$1,160.4	18.0%
Finance, Insurance and Real Estate	742.7	11.1	707.4	11.0
Services	390.4	5.8	374.4	5.8
Transportation, Communication and Utilities	367.1	5.5	334.4	5.2
Mining	160.3	2.4	139.7	2.2
Retail Trade	97.6	1.5	91.1	1.4
Wholesale Trade	81.4	1.2	80.6	1.3
Agriculture, Forestry and Fishing	15.6	0.2	20.6	0.3
Other	2.2	—	0.5	—
Total Investments in Non-governmental Fixed Maturities	$3,143.2	46.8%	$2,909.1	45.2%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2016.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	440	$840.4
$5 -$10	133	907.6
$10 - $20	70	949.8
$20 - $30	13	313.0
Greater Than $30	4	132.4
Total	660	$3,143.2
The Company’s short-term investments primarily consist of overnight repurchase agreements, U.S. Treasury bills, overnight interest bearing accounts, money market funds and certificates of deposits. At June 30, 2016, the Company had $195.6 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities, $40.0 million of U.S. Treasury bills, $52.5 million invested in overnight interest bearing accounts with one of the Company’s custodial banks, $32.1 million invested in money market funds which primarily invest in U.S. Treasury securities and $45.0 million of certificates of deposit issued by a single bank.
At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.
Investment Quality and Concentrations
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at June 30, 2016:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$107.0	1.6%
Georgia	85.5	1.3
Michigan	81.1	1.2
Louisiana	80.9	1.2
Ohio	80.2	1.2
Colorado	70.1	1.0
Florida	66.3	1.0
New York	60.5	0.9
Wisconsin	60.2	0.9
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	80.0	1.2
Total	$771.8	11.5%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in hedge funds, distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2016 and December 31, 2015 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Jun 30, 2016	Jun 30, 2016	Dec 31, 2015
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$69.4	$90.5
Mezzanine Debt	55.1	54.7	38.8
Secondary Transactions	20.1	34.3	38.5
Senior Debt	0.5	11.2	10.8
Growth Equity	—	4.8	4.8
Leveraged Buyout	0.1	3.4	2.8
Other	—	4.9	4.4
Total Equity Method Limited Liability Investments	75.8	182.7	190.6
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	59.9	95.4	83.8
Senior Debt	24.6	37.0	37.9
Distressed Debt	5.7	18.8	18.9
Secondary Transactions	9.8	11.9	14.2
Leveraged Buyout	1.0	7.2	5.9
Other	1.0	44.4	44.8
Total Reported as Other Equity Interests at Fair Value	102.0	214.7	205.5
Reported as Fair Value Option Investments:
Hedge Funds	—	134.1	164.5
Total Investments in Limited Liability Companies and Limited Partnerships	$177.8	$531.5	$560.6
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.
Write-off of Long-lived Asset
In the second quarter of 2015, the Company decided to cease funding for and abandon a computer software development project for the Company’s Property & Casualty Insurance segment. Accordingly, the Company recorded a charge of $11.1 million before taxes to write off such software.
Interest and Other Expenses
Interest and Other Expenses was $43.0 million for the six months ended June 30, 2016, compared to $56.3 million for the same period in 2015. Other expenses decreased by $11.5 million in 2016 due primarily to the effect of freezing benefit accruals under the Company’s defined benefit pension plans, lower amortization of accumulated unrecognized pension losses related to the Company’s defined benefit pension plans and lower compensation expense. See Note 9, “Pension Benefits and Postretirement Benefits Other Than Pensions,” to the Condensed Consolidated Financial Statements for additional discussion of the pension freeze. Interest expense decreased by $1.8 million in 2016 due primarily to a lower level of debt outstanding during the first quarter of 2016, compared to the first quarter of 2015. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity.
Interest and Other Expenses was $20.7 million for the three months ended June 30, 2016, compared to $26.6 million for the same period in 2015. Other expense decreased by $6.1 million in 2016 due primarily to the effect of freezing benefit accruals under the Company’s defined benefit pension plans and lower amortization of accumulated unrecognized pension losses related

Interest and Other Expenses (continued)
to the Company’s defined benefit pension plans. See Note 9, “Pension Benefits and Postretirement Benefits Other Than Pensions,” to the Condensed Consolidated Financial Statements for additional discussion of the pension freeze. Interest expense increased by $0.2 million in 2016 due primarily to lower capitalized interest. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income, dividends received deductions and interest related to unrecognized tax benefits. Tax-exempt investment income and dividends received deductions were $13.1 million and $6.5 million for the six and three months ended June 30, 2016, respectively, compared to $13.7 million and $7.0 million, respectively, for the same periods in 2015. Tax expense for six months ended June 30, 2015 includes a net interest benefit of $2.2 million, including an interest benefit of $2.3 million from the effective settlement of certain tax years.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to July 1, 2016. The impact of adoption was not material. With the possible exceptions of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after June 30, 2016 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. There were no outstanding borrowings at June 30, 2016 or December 31, 2015 under the credit agreement.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. During the first six months of 2016 and 2015, Trinity borrowed and repaid $10.0 million and $20.5 million, respectively, under its agreement with the FHLB of Dallas. During the first six months of 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2016 or December 31, 2015.
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
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends of $74.8 million to Kemper during the first six months of 2016. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $79.7 million in dividends to Kemper during the remainder of 2016 without prior regulatory approval. During the first six months of 2016, Kemper contributed $30 million of additional capital to Alliance United.
Common Stock Repurchases and Dividends to Shareholders
On August 6, 2014, the Board of Directors approved a common stock repurchase program under which Kemper is authorized to repurchase up to $300 million of its common stock. During the first six months of 2016, Kemper repurchased 0.1 million shares of its common stock at an aggregate cost of $3.8 million in open market transactions.

Liquidity and Capital Resources (continued)
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the both the first and second quarters of 2016. Dividends and dividend equivalents paid were $24.5 million for the six months ended June 30, 2016.
Sources of Funds
Kemper directly held cash and investments totaling $344.2 million at June 30, 2016, compared to $341.2 million at December 31, 2015.
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
Net Cash Provided by Operating Activities was $116.9 million for the six months ended June 30, 2016, compared to $80.7 million for the same period in 2015.
Net Cash Used by Financing Activities was $27.6 million for the six months ended June 30, 2016, compared to $58.9 million for the same period in 2015. Net proceeds from the issuance of debt from FHLB advances provided $10.0 million for the six months ended June 30, 2016. Kemper used $10.0 million of cash to repay the FHLB advances for the six months ended June 30, 2016. Kemper used $300.3 million of cash to repay debt for the six months ended June 30, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $41.5 million to repay the FHLB advances. Net proceeds from the issuance of debt provided $288.8 million for the six months ended June 30, 2015, of which $247.3 million was related to the issuance of the 2025 Senior Notes and $41.5 million from FHLB advances. Kemper used $3.8 million of cash during the first six months of 2016 to repurchase shares of its common stock, compared to $25.2 million in the same period of 2015, including $1.5 million of cash to settle repurchases made at the end of 2014. Kemper used $24.5 million of cash to pay dividends for the six months ended June 30, 2016, compared to $24.8 million of cash used to pay dividends in the same period of 2015. The quarterly dividend rate was $0.24 per common share for the first and second quarters of 2016 and each quarter of 2015.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $91.2 million for the six months ended June 30, 2016, compared to Net Cash Used by Investing Activities of $4.1 million for the same period in 2015. Net cash used by acquisitions of short-term investments was $109.5 million for the six months ended June 30, 2016, compared to net cash provided by dispositions of short-term investments of $22.2 million for the same period in 2015. Fixed Maturities investing activities used net cash of $29.9 million for the six months ended June 30, 2016, compared to net cash provided of $94.3 million for the same period in 2015. Equity Securities investing activities provided net cash of $24.2 million for the six months ended June 30, 2016, compared to $39.7 million for the same period in 2015. Equity Method Limited Liability Investments investing activity provided net cash of $0.1 million for the six months ended June 30, 2016, compared to $10.5 million for the same period in 2015. Net cash provided by Fair Value Option Investments investing activities was $27.9 million

Liquidity and Capital Resources (continued)
for the six months ended June 30, 2016, compared to Net cash used of $104.0 million for the same period in 2015. Net cash used to acquire Alliance United was $57.6 million for the six months ended June 30, 2015. Net cash provided by the Sales of Investment Real Estate was $4.3 million for the six months ended June 30, 2016, compared no such sales in the same period in 2015.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2016 and December 31, 2015 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2016 and December 31, 2015. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2016 and December 31, 2015. All other variables were held constant.
The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2016 and December 31, 2015, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the common stock portfolio’s weighted-average beta of 1.00 and 0.99 at June 30, 2016 and December 31, 2015, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2016 and December 31, 2015, respectively, and weighted on the fair value of such securities at June 30, 2016 and December 31, 2015, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at June 30, 2016 and December 31, 2015. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.13 and 0.14 at June 30, 2016 and December 31, 2015, respectively, which was calculated for each hedge fund in the portfolio and weighted on the fair value of the hedge funds.
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2016
Assets:
Investments in Fixed Maturities	$5,084.3	$(312.6)	$—	$(312.6)
Investments in Equity Securities	509.6	(6.7)	(123.8)	(130.5)
Fair Value Option Investments	134.1	—	(5.1)	(5.1)
Liabilities:
Debt	$796.7	$26.7	$—	$26.7
December 31, 2015
Assets:
Investments in Fixed Maturities	$4,852.3	$(307.6)	$—	$(307.6)
Investments in Equity Securities	523.2	(7.2)	(126.0)	(133.2)
Fair Value Option Investments	164.5	—	(6.7)	(6.7)
Liabilities:
Debt	$781.3	$33.0	$—	$33.0
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
In April 2016, the Company completed the process of assessing Alliance United’s internal controls over financial reporting. Accordingly, Alliance United, a company that Kemper acquired on April 30, 2015, is included within the Company’s evaluation of internal control over financial reporting going forward. Except for the inclusion of Alliance United in the Company’s evaluation of internal controls over financial reporting, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Items not listed here have been omitted because they are inapplicable or the answer is negative.
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There were no significant changes in the risk factors included in Item 1A. of Part I of the 2015 Annual Report, except for the first risk factor appearing in such Item 1A, which is amended and restated in its entirety as follows:
Changes in the application of state unclaimed property laws and related insurance claims handling practices, including mandatory use of the Social Security Administration’s Death Master File or a comparable database of reported deaths (collectively, a “DMF”), could have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits and significantly increase claims handling costs relative to what is currently contemplated by Kemper (the “DMF Risk Factor”).
In recent years, many states have begun to aggressively expand the application of their unclaimed property laws, particularly as they relate to life insurance proceeds. The treasurers or controllers (collectively, “Treasurers”) of a large majority of states have engaged audit firms to examine the practices and procedures of life insurance companies with respect to the reporting and remittance of proceeds associated with life insurance policies, annuity contracts and retained asset accounts under state unclaimed property laws. Related measures are also being taken or considered by state insurance regulators, both individually and collectively through the auspices of the NAIC, and some state insurance regulators have initiated market conduct examinations focused on claims handling and unclaimed property practices of life insurers. Additionally, since 2012, numerous states have enacted legislation mandating use of a DMF in various ways.

As a result of these audits and examinations, a number of large life insurance groups agreed to alter historic practices that were previously considered lawful and appropriate relative to both claims handling and the reporting and remittance of life insurance policy proceeds under state unclaimed property laws. Based on published reports, at least twenty life insurance groups have entered into settlement agreements with state insurance regulators and/or Treasurers. Under the terms of these agreements, the settling companies typically agree to periodically search for deceased insureds, even prior to the receipt of a claim, by comparing their in-force policy records against a DMF, which is a database of reported deaths maintained by the Social Security Administration or a comparable database . The settlements usually apply to policies that were in force at any time since January 1, 1992. In conducting these DMF comparisons, the insurers are required to use complex “fuzzy” matching criteria which in many cases result in a large volume of potential matches for any given insured. In such cases, the insurer must either undertake a costly and administratively burdensome process of disproving any such ambiguous matches or accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found. All settlements to date with insurance regulators have involved payment of monetary penalties (ranging from about $1.2 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted, calculated from the date of death of the insured (rather than from the insurer’s first knowledge of death or receipt of a claim). The amounts publicly reported by the settling companies to have been paid to beneficiaries and/or escheated to the states have been substantial.
The aforementioned settlements all involved companies that engaged in “asymmetric” DMF use, which is using a DMF to terminate annuity payments to deceased annuitants but not using a DMF to determine if that same deceased annuitant might also be an insured under a life insurance policy issued by that company. Because Kemper’s life insurance subsidiaries (the “Life Companies”) did not engage in the asymmetric conduct that gave rise to those settlements, they have opposed attempts by certain state officials to effect changes to the Life Companies’ claims handling and unclaimed property practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to retroactively compel such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Conference of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted, would require life insurance companies to compare their in-force life insurance policy records against a DMF for the purpose of identifying potentially deceased insureds with respect to whom the subject life insurance company has not yet received a claim, including due proof of death. Twenty-two states have adopted versions of the NCOIL model legislation (the “DMF Statutes”). While eleven of such states have enacted DMF Statutes that would apply only to policies issued by the Life Companies after the statutes’ effective dates, eleven apply retroactively and could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, where beneficiaries cannot be located, the remittance of such benefits to the states under their unclaimed property laws. Additionally, in 2015, a drafting subgroup of the NAIC began work on possible model legislation that would also address unclaimed property in the life insurance context; while the future and final provisions of such NAIC model legislation are unclear, the adoption of such model could increase the likelihood that unfavorable legislation could be adopted in states in which the Life Companies operate. Kemper cannot presently predict whether additional states will enact similar legislation or, if enacted, exactly what form such legislation will take.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by an audit firm retained by the Treasurers of more than thirty states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a DMF. The Life Companies have filed a cross-complaint against the CA Controller, adding the Audit Firm and California Insurance Commissioner as cross-defendants. In October 2015, certain of the Life Companies filed a complaint in state court in Illinois seeking a declaration that the Treasurer of the State of Illinois (“the IL Treasurer”) lacks the authority to compel those Life Companies to produce all in-force policy records to the Audit Firm. See Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements for further details on the legal proceedings with the CA Controller and IL Treasurer.
A market conduct examination of the Life Companies was initiated in 2012 by the Illinois Department of Insurance (the “IDOI”), focusing on the Life Companies’ claim settlement and policy administration practices, and specifically compliance with unclaimed property statutes. Five additional states joined the examination in 2013 (the “Multi-State Exam”) and, shortly thereafter, the Life Companies received requests from the IDOI, as the Multi-State Exam’s managing lead state, for a significant volume of information, including all of the subject Life Companies’ records of in-force policies and other information of the type requested by the Audit Firm as part of the Treasurers’ Audit. This request prompted the Life Companies to file declaratory judgment actions against the insurance regulators of four states (Illinois, California, Pennsylvania and Florida) participating in the Multi-State Exam; these actions include the cross-complaint against the CA Controller described above. In December 2015, the Life Companies voluntarily dismissed the litigation against the IDOI after that department agreed to withdraw the request for records of all in-force policies and advised the Life Companies of the IDOI’s intent to proceed with a single-state market conduct exam without use of a DMF. While there is no current activity in the Multi-State Exam, at least one of the participating states has indicated that it intends to continue with the exam, including the attempted use of a DMF. See Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements for further details on the litigation connected to the Multi-State Exam.
Should efforts by certain state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to previously issued life insurance policies, such requirements could have a material adverse effect on the Company’s profitability, financial position and cash flows. The Company’s opposition to the aforementioned actions also creates a risk of reputational damage to the Company among various constituencies (including its principal insurance regulators, federal and state legislators, the media including social media, rating agencies, investors, insurance agents, and current and prospective policyholders), particularly if the Company’s position is not ultimately vindicated. Examples of reputational exposure include a February 2016 article in the Wall Street Journal and an April 2016 segment on CBS 60 Minutes, both of which addressed matters relating to this DMF Risk Factor. Until this matter is resolved, the Company will incur significant attorneys’ fees, direct litigation and examination costs, and substantial amounts of management time that would otherwise be spent on running the Company’s operations.
The Company continues to seek a comprehensive resolution that recognizes the distinction between life insurance companies that used a DMF asymmetrically to their benefit by discontinuing payments to annuitants but did not then check to see if the same person had a life insurance policy with death benefits due and those, like the Life Companies, that did not engage in this practice. One such resolution would be to require use of a DMF on newly-issued policies as the Life Companies are voluntarily doing; this approach is consistent with statutes adopted in several states. Unfortunately, other states have indicated that while they understand companies like the Life Companies are different from companies that made inappropriate asymmetric use of a DMF, they are unwilling to accept a resolution that is not the same for all companies regardless of prior DMF use. The divergent views of officials on whether to require prospective or retroactive use of a DMF has made it difficult for the Life Companies to reach a comprehensive resolution, so in the face of such fragmentation the Company may adopt an approach that includes some voluntary use of a DMF on previously-issued policies. Such unilateral action could accelerate the Life Companies’ payment and/or escheatment of policy benefits and significantly increase claim handling costs.

See Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements and the sections of the MD&A entitled “Life & Health Insurance” and “Liquidity and Capital Resources” for additional information on the legal proceedings, including lawsuits, regulatory examinations and inquiries, and other matters described above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended June 30, 2016 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
April 2016	529	$30.37	—	$243.7
May 2016	—	$—	—	$243.7
June 2016	—	$—	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. See MD&A, “Liquidity and Capital Resources.”
Total Number of Shares Purchased in the preceding table include 529 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended June 30, 2016.
Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	August 4, 2016	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2016	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2016	/S/ RICHARD ROESKE
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