Form 10-Q
period 2016-09-30
KEMPER Corp
filed 2016-11-03
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,187,031 shares of common stock, $0.10 par value, were outstanding as of October 31, 2016.

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

•
The level of success and costs incurred in realizing or maintaining economies of scale, implementing significant business initiatives, including those related to, but not limited to, expense and claims savings, consolidations, reorganizations and technology, and integrating acquired businesses;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Revenues:
Earned Premiums	$1,658.6	$1,468.1	$558.9	$536.7
Net Investment Income	218.4	223.2	77.7	75.9
Other Income	2.2	2.3	0.8	0.8
Net Realized Gains on Sales of Investments	24.0	42.7	11.6	5.3
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(24.3)	(12.5)	(8.3)	(3.3)
Portion of Losses Recognized in Other Comprehensive Income	0.3	—	—	—
Net Impairment Losses Recognized in Earnings	(24.0)	(12.5)	(8.3)	(3.3)
Total Revenues	1,879.2	1,723.8	640.7	615.4

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,362.5	1,051.6	490.2	378.8
Insurance Expenses	488.8	468.1	161.7	161.1
Write-off of Long-lived Asset	—	11.1	—	—
Loss from Early Extinguishment of Debt	—	9.1	—	—
Interest and Other Expenses	65.0	82.0	22.0	25.7
Total Expenses	1,916.3	1,621.9	673.9	565.6
Income (Loss) from Continuing Operations before Income Taxes	(37.1)	101.9	(33.2)	49.8
Income Tax Benefit (Expense)	20.7	(23.0)	14.9	(11.8)
Income (Loss) from Continuing Operations	(16.4)	78.9	(18.3)	38.0
Income (Loss) from Discontinued Operations	2.0	2.2	2.0	(0.1)
Net Income (Loss)	$(14.4)	$81.1	$(16.3)	$37.9
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$(0.31)	$1.52	$(0.36)	$0.73
Diluted	$(0.31)	$1.52	$(0.36)	$0.73
Net Income (Loss) Per Unrestricted Share:
Basic	$(0.27)	$1.56	$(0.32)	$0.73
Diluted	$(0.27)	$1.56	$(0.32)	$0.73
Dividends Paid to Shareholders Per Share	$0.72	$0.72	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Income (Loss)	$(14.4)	$81.1	$(16.3)	$37.9

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	217.2	(130.7)	(8.3)	—
Foreign Currency Translation Adjustments	—	(1.1)	—	(0.3)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(13.8)	17.3	0.4	5.8
Other Comprehensive Income (Loss) Before Income Taxes	203.4	(114.5)	(7.9)	5.5
Other Comprehensive Income Tax Benefit (Expense)	(71.6)	40.8	2.9	(1.8)
Other Comprehensive Income (Loss)	131.8	(73.7)	(5.0)	3.7
Total Comprehensive Income (Loss)	$117.4	$7.4	$(21.3)	$41.6

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Sep 30, 2016	Dec 31, 2015
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2016 - $4,677.6; 2015 - $4,560.7)	$5,170.1	$4,852.3
Equity Securities at Fair Value (Cost: 2016 - $452.3; 2015 - $486.9)	504.9	523.2
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	181.1	190.6
Fair Value Option Investments	126.1	164.5
Short-term Investments at Cost which Approximates Fair Value	324.2	255.7
Other Investments	438.8	443.2
Total Investments	6,745.2	6,429.5
Cash	171.1	161.7
Receivables from Policyholders	348.1	332.4
Other Receivables	197.9	193.2
Deferred Policy Acquisition Costs	328.2	316.4
Goodwill	323.0	323.0
Current and Deferred Income Tax Assets	28.5	41.4
Other Assets	248.3	238.5
Total Assets	$8,390.3	$8,036.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,461.5	$3,341.0
Property and Casualty	920.7	862.8
Total Insurance Reserves	4,382.2	4,203.8
Unearned Premiums	637.0	613.1
Liabilities for Income Taxes	33.2	3.8
Debt at Amortized Cost (Fair Value: 2016 - $788.5; 2015 - $781.3)	751.3	750.6
Accrued Expenses and Other Liabilities	513.0	472.4
Total Liabilities	6,316.7	6,043.7
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,184,531 Shares Issued and Outstanding at September 30, 2016 and 51,326,751 Shares Issued and Outstanding at December 31, 2015	5.1	5.1
Paid-in Capital	656.9	654.0
Retained Earnings	1,155.5	1,209.0
Accumulated Other Comprehensive Income	256.1	124.3
Total Shareholders’ Equity	2,073.6	1,992.4
Total Liabilities and Shareholders’ Equity	$8,390.3	$8,036.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2016	Sep 30, 2015
Operating Activities:
Net Income (Loss)	$(14.4)	$81.1
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(11.8)	(22.5)
Amortization of Intangible Assets Acquired	4.5	12.8
Equity in Earnings of Equity Method Limited Liability Investments	(3.3)	(11.8)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	10.3	4.7
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	3.9	(1.8)
Amortization of Investment Securities and Depreciation of Investment Real Estate	11.7	11.7
Net Realized Gains on Sales of Investments	(24.0)	(42.7)
Net Impairment Losses Recognized in Earnings	24.0	12.5
Loss from Early Extinguishment of Debt	—	9.1
Depreciation of Property and Equipment	10.5	10.0
Write-off of Long-lived Asset	—	11.1
Decrease (Increase) in Receivables	(23.8)	29.4
Increase in Insurance Reserves	177.6	16.7
Increase in Unearned Premiums	23.9	6.8
Change in Income Taxes	(30.2)	(16.2)
Increase in Accrued Expenses and Other Liabilities	2.0	27.1
Other, Net	9.6	29.6
Net Cash Provided by Operating Activities	170.5	167.6
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	422.4	538.5
Purchases of Fixed Maturities	(539.8)	(518.1)
Sales of Equity Securities	107.2	207.4
Purchases of Equity Securities	(64.8)	(121.0)
Return of Investment of Equity Method Limited Liability Investments	22.6	30.3
Acquisitions of Equity Method Limited Liability Investments	(20.2)	(21.9)
Sales of Fair Value Option Investments	50.5	—
Purchases of Fair Value Option Investments	(16.0)	(111.0)
Decrease (Increase) in Short-term Investments	(68.5)	64.7
Improvements of Investment Real Estate	(1.8)	(1.1)
Sales of Investment Real Estate	7.5	—
Increase in Other Investments	(3.4)	(2.1)
Purchases of Corporate-owned Life Insurance	(7.5)	(7.5)
Acquisition of Software	(8.8)	(7.4)
Acquisition of Business, Net of Cash Acquired	—	(57.6)
Other, Net	(2.0)	(2.8)
Net Cash Used by Investing Activities	(122.6)	(9.6)
Financing Activities:
Net Proceeds from Issuances of Debt	10.0	288.8
Repayments of Debt	(10.0)	(300.3)
Common Stock Repurchases	(3.8)	(41.2)
Dividends and Dividend Equivalents Paid	(36.9)	(37.3)
Cash Exercise of Stock Options	1.2	2.1
Other, Net	1.0	0.9
Net Cash Used by Financing Activities	(38.5)	(87.0)
Increase in Cash	9.4	71.0
Cash, Beginning of Year	161.7	76.1
Cash, End of Period	$171.1	$147.1
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
Effective January 1, 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Prior to 2016, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation or accumulated postretirement benefit obligation, as relevant, at the beginning of the period. The change provides a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, recognized the effect prospectively in 2016. The change in method for estimating the interest and service cost components decreased pension expense for the nine months ended September 30, 2016 by approximately $2.7 million, but had no impact on the measurement of benefit obligations.
Insurance Reserves for life insurance products are comprised of reserves for future policy benefits plus an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for incurred but not reported (“IBNR”) life insurance claims. Prior to the third quarter of 2016, except when required by applicable law, the Company did not utilize the database of reported deaths maintained by the Social Security Administration or any other comparable database (a “Death Master File” or “DMF”) in its operations, including to determine its IBNR liability for life insurance products. Instead of using such a database, the Company calculated its IBNR liability for life insurance products using Company-specific historical information, which included analyzing average paid claims and the average lag between date of death and the date reported to the Company for claims for which due proof of death had been provided. In the third quarter of 2016, the Company initiated a voluntary enhancement of its claims handling procedures for its life insurance policies. The Company is now utilizing a DMF to identify potential situations where the Company has yet to be notified of an insured’s death and, as appropriate, initiating an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for both the nine and three months ended September 30, 2016 include a pre-tax charge of $77.8 million to recognize the impact of using a DMF in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products.
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
In May 2015, the FASB issued ASU 2015-07 Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Company adopted ASU 2015-07 in the first quarter of 2016 and applied its provisions on a retrospective basis. Except for the change in disclosure requirements, adoption of ASU 2015-07 did not impact the Company’s financial statements. The presentation of certain prior year amounts and disclosures have been reclassified to conform to the presentation for the current year.
In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. ASU 2015-09 requires insurers to provide additional disclosures about short-duration insurance contracts, focusing particularly on the liability for unpaid claims and claim adjustment expenses. Insurers will be required to disclose tables showing incurred and paid claims development information by accident year for the number of years that claims typically remain outstanding, although not to exceed ten years, as well as a reconciliation of this information to the balance sheet. Additional disclosures will also be required on the total of IBNR liabilities plus expected development on reported claims, reserving methodologies, quantitative information about claim frequency, qualitative description of the methodologies used for determining claim frequency and average annual percentage payout of incurred claims by age. ASU 2015-09 is effective for annual periods beginning after December 31, 2015 and interim periods within annual periods beginning after December 15, 2016. Except for the additional disclosure requirements, adoption of ASU 2015-09 will not impact the Company’s financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most significantly, ASU 2016-01 requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily-determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also simplifies the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.
ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently records its Investments in Equity Securities at fair value with net unrealized appreciation or depreciation reported in Accumulated Other Comprehensive Income (“AOCI”) in Shareholders’ Equity. The Company’s Investments in Equity Securities include securities with readily-determinable fair values and securities without readily-determinable fair values. Until the Company adopts ASU 2016-01 and makes its elections for Investments in Equity Securities that do not have readily-determinable fair values, it cannot determine the impact of the adoption on its consolidated balance sheet. Subsequent to adoption, ASU 2016-01 is expected to cause increased volatility in the Company’s Consolidated Statements of Operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), by amending the Accounting Standards
Codification and creating a new topic on accounting for leases. ASU 2016-02 introduces a lessee model that requires most leases to be reported on the balance sheet of a lessee. ASU 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASU 2016-02 also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
periods within those years with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although the ASU requires that they be presented as an allowance rather than as a write-down. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record the reversal to income in the current period, which GAAP currently prohibits. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to October 1, 2016. There were no adoptions of such accounting pronouncements in 2015 or during the nine months ended September 30, 2016 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after September 30, 2016 to have a material impact on the Company’s financial statements and/or disclosures.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2016 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$277.4	$33.2	$(0.3)	$310.3
States and Political Subdivisions	1,503.2	159.7	(0.3)	1,662.6
Foreign Governments	3.5	0.1	—	3.6
Corporate Securities:
Bonds and Notes	2,770.7	311.8	(13.2)	3,069.3
Redeemable Preferred Stocks	0.8	0.1	—	0.9
Collateralized Loan Obligations	121.1	1.9	(1.6)	121.4
Other Mortgage- and Asset-backed	0.9	1.1	—	2.0
Investments in Fixed Maturities	$4,677.6	$507.9	$(15.4)	$5,170.1
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2015 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$298.0	$26.2	$(3.6)	$320.6
States and Political Subdivisions	1,513.7	111.6	(2.7)	1,622.6
Corporate Securities:
Bonds and Notes	2,651.5	202.0	(40.7)	2,812.8
Redeemable Preferred Stocks	3.7	0.1	—	3.8
Collateralized Loan Obligations	90.0	0.3	(3.0)	87.3
Other Mortgage- and Asset-backed	3.8	1.4	—	5.2
Investments in Fixed Maturities	$4,560.7	$341.6	$(50.0)	$4,852.3
Other Receivables included unsettled sales of Investments in Fixed Maturities of $0.1 million at September 30, 2016. There were no unsettled sales of Investments in Fixed Maturities at December 31, 2015. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $18.8 million and $5.6 million at September 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2016 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$66.4	$67.7
Due after One Year to Five Years	921.0	960.3
Due after Five Years to Ten Years	1,530.1	1,641.1
Due after Ten Years	1,921.8	2,253.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	238.3	247.7
Investments in Fixed Maturities	$4,677.6	$5,170.1
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2016 consisted of securities issued by the Government National Mortgage Association with a fair value of $104.0 million, securities issued by the Federal National Mortgage Association with a fair value of $15.0 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.3 million and securities of other non-governmental issuers with a fair value of $123.4 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at September 30, 2016 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$79.1	$4.7	$(0.8)	$83.0
Other Industries	21.1	4.8	(0.4)	25.5
Common Stocks:
Finance, Insurance and Real Estate	15.5	8.8	—	24.3
Other Industries	7.6	5.2	—	12.8
Other Equity Interests:
Exchange Traded Funds	145.1	7.0	(0.8)	151.3
Limited Liability Companies and Limited Partnerships	183.9	27.0	(2.9)	208.0
Investments in Equity Securities	$452.3	$57.5	$(4.9)	$504.9
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2015 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$80.8	$4.9	$(0.8)	$84.9
Other Industries	17.1	2.7	(0.8)	19.0
Common Stocks:
Finance, Insurance and Real Estate	18.9	5.3	(1.0)	23.2
Other Industries	9.4	4.3	(0.2)	13.5
Other Equity Interests:
Exchange Traded Funds	179.7	1.1	(3.7)	177.1
Limited Liability Companies and Limited Partnerships	181.0	25.0	(0.5)	205.5
Investments in Equity Securities	$486.9	$43.3	$(7.0)	$523.2
Other Receivables included unsettled sales of Investments in Equity Securities of $0.3 million at September 30, 2016. There were no unsettled sales of Investments in Equity Securities at December 31, 2015. There were no unsettled purchases of Investments in Equity Securities at either September 30, 2016 or December 31, 2015.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at September 30, 2016 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$43.0	$(0.3)	$1.2	$—	$44.2	$(0.3)
States and Political Subdivisions	38.2	(0.3)	0.3	—	38.5	(0.3)
Foreign Governments	0.9	—	—	—	0.9	—
Corporate Securities:
Bonds and Notes	189.8	(5.7)	139.3	(7.5)	329.1	(13.2)
Collateralized Loan Obligations	23.0	(0.9)	23.8	(0.7)	46.8	(1.6)
Other Mortgage- and Asset-backed	—	—	0.2	—	0.2	—
Total Fixed Maturities	294.9	(7.2)	164.8	(8.2)	459.7	(15.4)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	15.1	(0.6)	7.5	(0.2)	22.6	(0.8)
Other Industries	8.3	(0.4)	—	—	8.3	(0.4)
Common Stocks:
Other Industries	0.5	—	0.5	—	1.0	—
Other Equity Interests:
Exchange Traded Funds	—	—	19.2	(0.8)	19.2	(0.8)
Limited Liability Companies and Limited Partnerships	46.7	(2.9)	—	—	46.7	(2.9)
Total Equity Securities	70.6	(3.9)	27.2	(1.0)	97.8	(4.9)
Total	$365.5	$(11.1)	$192.0	$(9.2)	$557.5	$(20.3)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Operations in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2016, were $15.4 million, of which $8.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at September 30, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at September 30, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $2.1 million, and below-investment-grade fixed maturity investments comprised $13.3 million of the unrealized losses on investments in fixed maturities at September 30, 2016. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At September 30, 2016, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at September 30, 2016 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at September 30, 2016 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at September 30, 2016.

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

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$5.1	$5.3	$4.2	$5.3
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	2.7	—	—	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(6.3)	—	(2.7)	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$1.5	$5.3	$1.5	$5.3
Gross gains and losses on sales of investments in fixed maturities and equity securities for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Fixed Maturities:
Gains on Sales	$14.1	$9.5	$2.7	$3.6
Losses on Sales	(1.1)	(0.7)	(0.8)	(0.1)
Equity Securities:
Gains on Sales	9.8	35.7	9.3	2.8
Losses on Sales	(0.1)	(1.4)	—	(0.7)
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at September 30, 2016 is limited to the total carrying value of $181.1 million. In addition, the Company had outstanding commitments totaling approximately $85.1 million to fund Equity Method Limited Liability Investments at September 30, 2016.
The carrying values of the Company’s Other Investments at September 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Sep 30, 2016	Dec 31, 2015
Loans to Policyholders at Unpaid Principal	$291.9	$288.4
Real Estate at Depreciated Cost	141.5	149.8
Trading Securities at Fair Value	5.2	4.7
Other	0.2	0.3
Total	$438.8	$443.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2016 and 2015 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$862.8	$733.9
Less Reinsurance and Indemnification Recoverables at Beginning of Year	52.0	54.9
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	810.8	679.0
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance and Indemnification	—	125.4
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	1,031.1	795.1
Prior Years:
Continuing Operations	(17.7)	(12.8)
Discontinued Operations	(3.3)	(3.5)
Total Incurred Losses and LAE Related to Prior Years	(21.0)	(16.3)
Total Incurred Losses and LAE	1,010.1	778.8
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	583.2	483.9
Prior Years:
Continuing Operations	360.8	295.4
Discontinued Operations	5.3	5.9
Total Paid Losses and LAE Related to Prior Years	366.1	301.3
Total Paid Losses and LAE	949.3	785.2
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	871.6	798.0
Plus Reinsurance and Indemnification Recoverables at End of Period	49.1	54.9
Property and Casualty Insurance Reserves - Gross of Reinsurance and Indemnification at End of Period	$920.7	$852.9
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
For the nine months ended September 30, 2016, the Company reduced its property and casualty insurance reserves by $21.0 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $17.7 million, and commercial lines insurance loss and LAE reserves developed favorably by $3.3 million. The commercial lines insurance loss and LAE reserve development included no development from continuing operations and favorable development of $3.3 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed adversely by $7.3 million due primarily to the emergence of loss patterns that were worse than expected for liability insurance for the 2015 accident year. Homeowners insurance loss and LAE reserves developed favorably by $18.1 million due primarily to $14.3 million of favorable development on catastrophes primarily for the 2015 and 2014 accident years. Other personal lines loss and LAE reserves developed favorably by $6.9 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014, 2013 and 2012 accident years.

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
Note 4 - Debt
The amortized cost of debt outstanding at September 30, 2016 and December 31, 2015 was:

(Dollars in Millions)	Sep 30, 2016	Dec 31, 2015
Senior Notes:
6.00% Senior Notes due May 15, 2017	$359.6	$359.1
4.35% Senior Notes due February 15, 2025	247.6	247.4
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Debt Outstanding	$751.3	$750.6
There were no outstanding borrowings at either September 30, 2016 or December 31, 2015 under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020.
Kemper’s subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”), are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. During the first nine months of 2016 and 2015, Trinity borrowed and repaid $10.0 million and $20.5 million, respectively, under its agreement with the FHLB of Dallas. During the first nine months of 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either September 30, 2016 or December 31, 2015.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the nine and three months ended September 30, 2016 and 2015 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Notes Payable under Revolving Credit Agreement	$0.6	$0.6	$0.2	$0.2
Federal Home Loan Bank of Dallas	—	—	—	—
Federal Home Loan Bank of Chicago	—	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	3.7	—	—
6.00% Senior Notes due May 15, 2017	16.7	16.7	5.6	5.6
4.35% Senior Notes due February 15, 2025	8.3	6.7	2.7	2.8
7.375% Subordinated Debentures due February 27, 2054	8.3	8.3	2.8	2.8
Interest Expense before Capitalization of Interest	33.9	36.0	11.3	11.4
Capitalization of Interest	(0.5)	(0.6)	(0.2)	(0.1)
Total Interest Expense	$33.4	$35.4	$11.1	$11.3
Interest paid, including facility fees, for the nine and three months ended September 30, 2016 and 2015 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Notes Payable under Revolving Credit Agreement	$0.5	$1.3	$0.2	$0.2
Federal Home Loan Bank of Dallas	—	—	—	—
Federal Home Loan Bank of Chicago	—	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	4.8	—	—
6.00% Senior Notes due May 15, 2017	10.8	10.8	—	—
4.35% Senior Notes due February 15, 2025	10.9	5.2	5.5	5.2
7.375% Subordinated Debentures due February 27, 2054	8.3	8.3	2.8	2.8
Total Interest Paid	$30.5	$30.4	$8.5	$8.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Income (Loss) from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of restricted stock units and deferred stock units also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income (Loss) from Continuing Operations Per Unrestricted Share and Diluted Income (Loss) from Continuing Operations Per Unrestricted Share for the nine and three months ended September 30, 2016 and 2015 is presented below.

	Nine Months Ended		Three Months Ended
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
(Dollars in Millions)
Income (Loss) from Continuing Operations	$(16.4)	$78.9	$(18.3)	$38.0
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	(0.3)	0.3	(0.1)	0.2
Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	(16.1)	78.6	(18.2)	37.8
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	$(16.1)	$78.6	$(18.2)	$37.8
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,140.6	51,737.6	51,122.5	51,611.8
Equity-based Compensation Equivalent Shares	—	78.2	—	60.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,140.6	51,815.8	51,122.5	51,672.0
(Per Unrestricted Share in Whole Dollars)
Basic Income (Loss) from Continuing Operations Per Unrestricted Share	$(0.31)	$1.52	$(0.36)	$0.73
Diluted Income (Loss) from Continuing Operations Per Unrestricted Share	$(0.31)	$1.52	$(0.36)	$0.73
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2016 and 2015 because the effect of inclusion would be anti-dilutive is presented below.

	Nine Months Ended		Three Months Ended
(Number of Shares in Thousands)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Equity-based Compensation Equivalent Shares	1,195.2	1,003.4	1,009.5	833.9
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,195.2	1,003.4	1,009.5	833.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$215.9	$(100.1)	$(5.4)	$2.3
Reclassification Adjustment for Amounts Included in Net Income	1.3	(30.6)	(2.9)	(2.3)
Unrealized Holding Gains (Losses)	217.2	(130.7)	(8.3)	—
Foreign Currency Translation Adjustments	—	(1.1)	—	(0.3)
Net Unrecognized Postretirement Benefit Costs Arising During the Period	(19.5)	—	—	—
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	1.0	—	—	—
Amortization of Net Unrecognized Postretirement Benefit Costs	4.7	17.3	0.4	5.8
Total Reclassification Adjustments for Amounts Included in Net Income	5.7	17.3	0.4	5.8
Net Unrecognized Postretirement Benefit Costs	(13.8)	17.3	0.4	5.8
Other Comprehensive Income (Loss) Before Income Taxes	$203.4	$(114.5)	$(7.9)	$5.5
The components of Other Comprehensive Income Tax Benefit (Expense) for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(76.0)	$35.6	$2.0	$(0.7)
Reclassification Adjustment for Amounts Included in Net Income	(0.4)	10.8	1.1	0.9
Unrealized Holding Gains and Losses	(76.4)	46.4	3.1	0.2
Foreign Currency Translation Adjustments	—	0.4	—	0.1
Net Unrecognized Postretirement Benefit Costs Arising During the Period	6.9	—	—	—
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Loss Recognized	(0.4)	—	—	—
Amortization of Net Unrecognized Postretirement Benefit Costs	(1.7)	(6.0)	(0.2)	(2.1)
Total Reclassification Adjustments for Amounts Included in Net Income	(2.1)	(6.0)	(0.2)	(2.1)
Net Unrecognized Postretirement Benefit Costs	4.8	(6.0)	(0.2)	(2.1)
Other Comprehensive Income Tax Benefit (Expense)	$(71.6)	$40.8	$2.9	$(1.8)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of AOCI at September 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Sep 30, 2016	Dec 31, 2015
Net Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.1	$1.4
Other Net Unrealized Gains on Investments	353.8	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.7)	(0.7)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(97.1)	(88.1)
Accumulated Other Comprehensive Income	$256.1	$124.3
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2016 and 2015:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$22.7	$43.1	$11.2	$5.6
Net Impairment Losses Recognized in Earnings	(24.0)	(12.5)	(8.3)	(3.3)
Total Before Income Taxes	(1.3)	30.6	2.9	2.3
Income Tax Benefit (Expense)	0.4	(10.8)	(1.1)	(0.9)
Reclassification from AOCI, Net of Income Taxes	(0.9)	19.8	1.8	1.4
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(5.7)	(17.3)	(0.4)	(5.8)
Income Tax Benefit	2.1	6.0	0.2	2.1
Reclassification from AOCI, Net of Income Taxes	(3.6)	(11.3)	(0.2)	(3.7)
Total Reclassification from AOCI to Net Income	$(4.5)	$8.5	$1.6	$(2.3)
Note 7 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the nine months ended September 30, 2016 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year	$1,992.4
Net Loss	(14.4)
Other Comprehensive Income	131.8
Cash Dividends and Dividend Equivalents to Shareholders ($0.72 per share)	(36.9)
Repurchases of Common Stock	(3.8)
Equity-based Compensation Cost	4.4
Equity-based Awards, Net of Shares Exchanged	0.1
Shareholders’ Equity at End of Period	$2,073.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Income Taxes
Current and Deferred Income Tax Assets at September 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Sep 30, 2016	Dec 31, 2015
Current Income Tax Assets	$28.5	$9.5
Deferred Income Tax Assets	—	31.9
Current and Deferred Income Tax Assets	$28.5	$41.4
The components of Liabilities for Income Taxes at September 30, 2016 and December 31, 2015 were:

(Dollars in Millions)	Sep 30, 2016	Dec 31, 2015
Deferred Income Tax Liabilities	$29.5	$—
Unrecognized Tax Benefits	3.7	3.8
Liabilities for Income Taxes	$33.2	$3.8
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2012. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
Included in the balance of Unrecognized Tax Benefits at September 30, 2016 and December 31, 2015 are tax positions of $3.2 million and $3.3 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.5 million and $0.5 million at September 30, 2016 and December 31, 2015, respectively.
Income taxes paid were $10.4 million and $40.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 9,200 participants and beneficiaries, of which 1,800 are active employees. The Pension Plan is closed to new employees hired after January 1, 2006. The components of Pension Expense (Benefit) for the Pension Plan for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Service Cost Earned	$4.8	$7.9	$—	$2.7
Interest Cost on Projected Benefit Obligation	15.2	19.3	4.8	6.5
Expected Return on Plan Assets	(24.5)	(26.3)	(8.3)	(8.8)
Amortization of Accumulated Net Unrecognized Pension Costs	5.8	18.3	0.9	6.1
Curtailment Gain	(0.3)	—	—	—
Total Pension Expense (Benefit) Recognized	$1.0	$19.2	$(2.6)	$6.5
On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. Accordingly, plan assets and liabilities were re-measured, resulting in balances in accumulated unrecognized pension loss and unamortized prior service credit prior to the freeze of $191.2 million and $0.3 million, respectively. In recognizing the curtailment, the Company recorded income of $0.3 million before income taxes in the second quarter of 2016 to immediately recognize the remaining unamortized prior service credit in the Pension Plan. The curtailment reduced the accumulated unrecognized pension loss by $23.3 million. The remaining accumulated unrecognized

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
pension loss of $167.9 million is being amortized over approximately 25 years, the remaining average estimated life expectancy of participants. Prior to the amendment, the accumulated unrecognized pension loss was being amortized over approximately five years, the remaining average service life of active participants.
On August 12, 2016, the Company made a voluntary cash contribution of $9.0 million to the Pension Plan.
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). As a result of the amendment to the Pension Plan, benefit accruals for all participants in the Supplemental Plan were also frozen effective June 30, 2016. Accordingly, plan liabilities for the Supplemental Plan were also re-measured in the second quarter of 2016, resulting in balances in accumulated unrecognized pension loss and unamortized prior service costs prior to the freeze of $1.6 million and $1.3 million, respectively. The Company recorded expense of $1.3 million in the second quarter of 2016 to immediately recognize the remaining net unamortized prior service costs in the Supplemental Plan. The curtailment reduced the Projected Benefit Obligation by $5.2 million. Accordingly, a curtailment gain of $3.6 million before tax was recorded to recognize the reduction in the Projected Benefit Obligation that exceeded the accumulated unrecognized pension loss prior to the freeze.
In addition to the Pension Plan and Supplemental Plan, the Company also sponsors several defined contribution benefit plans.
The Company also sponsors an other postretirement benefit (“OPEB”) plan that provides medical, dental and/or life insurance benefits to approximately 500 retired and 225 active employees (the “OPEB Plan”). The components of OPEB Benefit for the OPEB Plan for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Service Cost Earned	$0.1	$0.1	$0.1	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.6	0.8	0.2	0.3
Amortization of Accumulated Net Unrecognized Gain	(1.1)	(1.1)	(0.4)	(0.4)
Total OPEB Benefit	$(0.4)	$(0.2)	$(0.1)	$(0.1)
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
Earned Premiums by product line for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Personal Automobile	$927.4	$730.9	$313.8	$288.5
Homeowners	204.2	216.3	68.5	72.1
Other Personal Property and Casualty Insurance	89.9	92.0	29.9	30.7
Commercial Automobile	40.2	40.7	13.3	13.7
Life	285.7	279.5	95.8	95.5
Accident and Health	111.2	108.7	37.6	36.2
Total Earned Premiums	$1,658.6	$1,468.1	$558.9	$536.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Revenues:
Property & Casualty Insurance:
Earned Premiums	$1,205.7	$1,023.1	$406.9	$386.1
Net Investment Income	52.0	51.7	20.4	18.3
Other Income	0.4	0.5	0.1	0.1
Total Property & Casualty Insurance	1,258.1	1,075.3	427.4	404.5
Life & Health Insurance:
Earned Premiums	452.9	445.0	152.0	150.6
Net Investment Income	159.6	159.0	54.5	55.1
Other Income	1.9	1.7	0.7	0.7
Total Life & Health Insurance	614.4	605.7	207.2	206.4
Total Segment Revenues	1,872.5	1,681.0	634.6	610.9
Net Realized Gains on Sales of Investments	24.0	42.7	11.6	5.3
Net Impairment Losses Recognized in Earnings	(24.0)	(12.5)	(8.3)	(3.3)
Other	6.7	12.6	2.8	2.5
Total Revenues	$1,879.2	$1,723.8	$640.7	$615.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Operating Profit (Loss), including a reconciliation to Income (Loss) from Continuing Operations before Income Taxes, for the nine and three months ended September 30, 2016 and 2015 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(24.4)	$34.6	$15.6	$25.0
Life & Health Insurance	10.6	82.4	(45.7)	35.4
Total Segment Operating Profit (Loss)	(13.8)	117.0	(30.1)	60.4
Corporate and Other Operating Loss	(23.3)	(36.2)	(6.4)	(12.6)
Total Operating Profit (Loss)	(37.1)	80.8	(36.5)	47.8
Net Realized Gains on Sales of Investments	24.0	42.7	11.6	5.3
Net Impairment Losses Recognized in Earnings	(24.0)	(12.5)	(8.3)	(3.3)
Loss from Early Extinguishment of Debt	—	(9.1)	—	—
Income (Loss) from Continuing Operations before Income Taxes	$(37.1)	$101.9	$(33.2)	$49.8
Segment Net Operating Income (Loss), including a reconciliation to Income (Loss) from Continuing Operations, for the nine and three months ended September 30, 2016 and 2015 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(9.9)	$31.8	$12.1	$21.0
Life & Health Insurance	7.3	53.9	(29.4)	23.5
Total Segment Net Operating Income (Loss)	(2.6)	85.7	(17.3)	44.5
Corporate and Other Net Operating Loss	(13.8)	(20.6)	(3.1)	(7.9)
Consolidated Net Operating Income (Loss)	(16.4)	65.1	(20.4)	36.6
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	15.6	27.8	7.5	3.5
Net Impairment Losses Recognized in Earnings	(15.6)	(8.1)	(5.4)	(2.1)
Loss from Early Extinguishment of Debt	—	(5.9)	—	—
Income (Loss) from Continuing Operations	$(16.4)	$78.9	$(18.3)	$38.0

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
Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2016 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$129.4	$180.9	$—	$—	$310.3
States and Political Subdivisions	—	1,658.5	4.1	—	1,662.6
Foreign Governments	—	3.6	—	—	3.6
Corporate Securities:
Bonds and Notes	—	2,627.3	442.0	—	3,069.3
Redeemable Preferred Stocks	—	—	0.9	—	0.9
Collateralized Loan Obligations	—	10.1	111.3	—	121.4
Other Mortgage- and Asset-backed	—	2.0	—	—	2.0
Total Investments in Fixed Maturities	129.4	4,482.4	558.3	—	5,170.1
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	77.7	5.3	—	83.0
Other Industries	—	11.8	13.7	—	25.5
Common Stocks:
Finance, Insurance and Real Estate	15.7	8.6	—	—	24.3
Other Industries	0.3	0.5	12.0	—	12.8
Other Equity Interests:
Exchange Traded Funds	151.3	—	—	—	151.3
Limited Liability Companies and Limited Partnerships	—	—	39.0	169.0	208.0
Total Investments in Equity Securities	167.3	98.6	70.0	169.0	504.9
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	126.1	126.1
Other Investments:
Trading Securities	5.2	—	—	—	5.2
Total	$301.9	$4,581.0	$628.3	$295.1	$5,806.3
At September 30, 2016, the Company had unfunded commitments to invest an additional $126.0 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at September 30, 2016.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$102.1	2.4%	-	4.7%	3.2%
Non-investment-grade:
Senior Debt	Market Yield	145.1	4.3	-	19.3	10.2
Junior Debt	Market Yield	184.9	8.8	-	26.0	13.3
Collateralized Loan Obligations	Market Yield	111.3	3.6	-	9.6	6.3
Other	Various	10.8
Total Level 3 Fixed Maturity Investments in Corporate Securities		$554.2

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2016 is presented below.

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$436.3	$—	$3.8	$87.3	$3.8	$30.0	$45.6	$606.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(15.8)	—	—	(0.2)	0.4	0.5	(0.7)	(15.8)
Included in Other Comprehensive Income (Loss)	2.4	—	—	3.0	(0.4)	3.5	(3.4)	5.1
Purchases	148.3	—	—	33.2	—	0.2	2.1	183.8
Settlements	(34.9)	—	(2.9)	—	(3.0)	—	—	(40.8)
Sales	(79.3)	—	—	(1.9)	—	(3.2)	(4.6)	(89.0)
Transfers into Level 3	—	4.1	—	—	—	—	—	4.1
Transfers out of Level 3	(15.0)	—	—	(10.1)	(0.8)	—	—	(25.9)
Balance at End of Period	$442.0	$4.1	$0.9	$111.3	$—	$31.0	$39.0	$628.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2016 is presented below.

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$459.4	$—	$2.9	$102.2	$3.7	$31.4	$47.2	$646.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(7.0)	—	—	0.1	0.4	1.4	—	(5.1)
Included in Other Comprehensive Income (Loss)	(0.9)	—	0.4	5.2	(0.4)	1.0	(6.2)	(0.9)
Purchases	60.1	—	—	13.9	—	0.1	0.1	74.2
Settlements	(20.6)	—	(2.4)	—	(2.9)	—	—	(25.9)
Sales	(34.0)	—	—	—	—	(2.9)	(2.1)	(39.0)
Transfers into Level 3	—	4.1	—	—	—	—	—	4.1
Transfers out of Level 3	(15.0)	—	—	(10.1)	(0.8)	—	—	(25.9)
Balance at End of Period	$442.0	$4.1	$0.9	$111.3	$—	$31.0	$39.0	$628.3
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 or Levels 1 and 3 for the nine and three months ended September 30, 2016. All transfers into or out of Level 3 for the nine and three months ended September 30, 2016 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$360.6	$6.7	$64.4	$3.9	$38.8	$44.0	$518.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(3.5)	(1.3)	0.5	—	(1.2)	(0.6)	(6.1)
Included in Other Comprehensive Income (Loss)	(3.4)	(0.6)	(0.3)	—	1.6	(0.8)	(3.5)
Purchases	184.7	—	24.7	1.3	7.2	5.2	223.1
Settlements	(35.2)	(0.3)	(7.5)	(0.1)	(0.5)	(0.5)	(44.1)
Sales	(62.4)	—	(7.5)	(1.2)	(1.8)	—	(72.9)
Transfers into Level 3	—	—	—	—	0.8	—	0.8
Transfers out of Level 3	(12.3)	—	—	—	(8.4)	—	(20.7)
Balance at End of Period	$428.5	$4.5	$74.3	$3.9	$36.5	$47.3	$595.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2015 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$406.6	$5.4	$70.4	$4.0	$37.7	$47.4	$571.5
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(0.4)	(0.8)	0.1	—	—	0.5	(0.6)
Included in Other Comprehensive Income (Loss)	(2.0)	—	(1.5)	(0.1)	(0.6)	(1.8)	(6.0)
Purchases	59.4	—	5.3	—	0.2	1.7	66.6
Settlements	(28.3)	(0.1)	—	—	(0.2)	(0.5)	(29.1)
Sales	(6.8)	—	—	—	(0.6)	—	(7.4)
Balance at End of Period	$428.5	$4.5	$74.3	$3.9	$36.5	$47.3	$595.0
There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the nine and three months ended September 30, 2015. All transfers into or out of Level 3 for the nine months ended September 30, 2015 were due to changes in the availability of market observable inputs. There were no transfers into or out of Level 3 for the three months ended September 30, 2015.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, regulatory examinations, audits and inquiries. Except with regard to the matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s consolidated financial statements.
Over the last several years there have been an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for deaths of their insureds. These initiatives, which can include legislation, unclaimed property audits, market conduct examinations and related litigation, could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ existing life insurance contracts by imposing requirements that did not exist and were not contemplated at the time those companies entered into such contracts.
In the third quarter of 2016, the Company voluntarily began implementing a comprehensive process to compare life insurance records against one or more death verification databases to determine if any of its insureds may be deceased. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for discussion of the estimated financial impact of such voluntary action recognized in the Company’s Condensed Consolidated Financial Statements. Any attempt to estimate the ultimate outcomes of the aforementioned initiatives entails uncertainties including, but not limited to (i) the scope and interpretation of DMF statutes, including the matching criteria and methodologies to be used in comparing policy records against a DMF, (ii) the universe of policies affected, (iii) the results of audits, examinations and other actions by regulators and (iv) related litigation.
Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provided investment management services with respect to certain assets of Kemper’s subsidiary, Trinity, under an agreement between the parties. During the second quarter of 2015, Trinity disposed of all the assets managed by FS&C. Investment expenses incurred in connection with such agreement were $0.1 million for the nine months ended September 30, 2015. The Company’s defined benefit pension plan had $146.6 million in assets managed by FS&C at September 30, 2016 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.3 million for each of the nine month periods ended September 30, 2016 and 2015.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income (Loss)
Net Loss was $14.4 million ($0.27 per unrestricted common share) for the nine months ended September 30, 2016, compared to Net Income of $81.1 million ($1.56 per unrestricted common share) for the same period in 2015. Net Loss was $16.3 million ($0.32 per unrestricted common share) for the three months ended September 30, 2016, compared to Net Income of $37.9 million ($0.73 per unrestricted common share) for the same period in 2015.
Loss from Continuing Operations was $16.4 million ($0.31 per unrestricted common share) for the nine months ended September 30, 2016, compared to Income from Continuing Operations of $78.9 million ($1.52 per unrestricted common share) for the same period in 2015. Loss from Continuing Operations was $18.3 million ($0.36 per unrestricted common share) for the three months ended September 30, 2016, compared to Income from Continuing Operations of $38.0 million ($0.73 per unrestricted common share) for the same period in 2015.
A reconciliation of Segment Net Operating Income (Loss) to Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) and to Net Income (Loss) for the nine and three months ended September 30, 2016 and 2015 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Increase (Decrease)	Sep 30, 2016	Sep 30, 2015	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(9.9)	$31.8	$(41.7)	$12.1	$21.0	$(8.9)
Life & Health Insurance	7.3	53.9	(46.6)	(29.4)	23.5	(52.9)
Total Segment Net Operating Income (Loss)	(2.6)	85.7	(88.3)	(17.3)	44.5	(61.8)
Corporate and Other Net Operating Loss	(13.8)	(20.6)	6.8	(3.1)	(7.9)	4.8
Consolidated Net Operating Income (Loss)	(16.4)	65.1	(81.5)	(20.4)	36.6	(57.0)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	15.6	27.8	(12.2)	7.5	3.5	4.0
Net Impairment Losses Recognized in Earnings	(15.6)	(8.1)	(7.5)	(5.4)	(2.1)	(3.3)
Loss from Early Extinguishment of Debt	—	(5.9)	5.9	—	—	—
Income (Loss) from Continuing Operations	(16.4)	78.9	(95.3)	(18.3)	38.0	(56.3)
Income (Loss) from Discontinued Operations	2.0	2.2	(0.2)	2.0	(0.1)	2.1
Net Income (Loss)	$(14.4)	$81.1	$(95.5)	$(16.3)	$37.9	$(54.2)
Revenues
Earned Premiums were $1,658.6 million for the nine months ended September 30, 2016, compared to $1,468.1 million for the same period in 2015, an increase of $190.5 million. Earned Premiums for the nine months ended September 30, 2016 increased by $182.6 million and $7.9 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See “Property & Casualty Insurance” and “Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $558.9 million for the three months ended September 30, 2016, compared to $536.7 million for the same period in 2015, an increase of $22.2 million. Earned Premiums for the three months ended September 30, 2016 increased by $20.8 million and $1.4 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively.
Net Investment Income decreased by $4.8 million for the nine months ended September 30, 2016, compared to the same period in 2015, due primarily to lower investment returns from Alternative Investments, lower yields on investments in fixed income securities and lower level of investments in equity securities excluding alternative investments, partially offset by a higher level of investments in fixed income securities. Net Investment Income from Alternative Investments which consist of Equity

Summary of Results (continued)
Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities decreased by $8.7 million. Alternative investment income from Equity Method Limited Liability Investments and Fair Value Option Investments decreased by $8.1 million and $5.7 million, respectively, for the nine months ended September 30, 2016, compared to the same period in 2015, while alternative investment income from other limited liability investments included in Equity Securities increased by $5.1 million.
Net Investment Income increased by $1.8 million for the three months ended September 30, 2016, compared to the same period in 2015, due primarily to higher levels and higher yields of investments in fixed income securities, partially offset by lower investment returns from Alternative Investments. Alternative investment income from Equity Method Limited Liability Investments and Fair Value Option Investments decreased by $3.1 million, and $0.5 million respectively, for the three months ended September 30, 2016, compared to the same period in 2015 while alternative investment income from other limited liability investments included in Equity Securities increased by $2.7 million. See “Investment Results” under the sub-caption “Net Investment Income” for additional discussion.
Net Realized Gains on Sales of Investments were $24.0 million for the nine months ended September 30, 2016, compared to $42.7 million for the same period in 2015. Net Realized Gains on Sales of Investments were $11.6 million for the three months ended September 30, 2016, compared to $5.3 million for the same period in 2015.
Net Impairment Losses Recognized in Earnings were $24.0 million for the nine months ended September 30, 2016, compared to $12.5 million for the same period in 2015. Net Impairment Losses Recognized in Earnings were $8.3 million for the three months ended September 30, 2016, compared to $3.3 million for the same period in 2015. See “Investment Results” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
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

Non-GAAP Financial Measures (continued)
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income (Loss) from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income (Loss) for the nine and three months ended September 30, 2016 or 2015.
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

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Premiums Written	$1,230.8	$1,031.5	$422.7	$403.6
Earned Premiums	$1,205.7	$1,023.1	$406.9	$386.1
Net Investment Income	52.0	51.7	20.4	18.3
Other Income	0.4	0.5	0.1	0.1
Total Revenues	1,258.1	1,075.3	427.4	404.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	913.3	727.2	306.7	283.2
Catastrophe Losses and LAE	97.9	50.4	11.3	4.7
Prior Years:
Non-catastrophe Losses and LAE	(1.3)	(7.3)	3.1	(0.9)
Catastrophe Losses and LAE	(16.2)	(6.5)	(3.9)	(1.9)
Total Incurred Losses and LAE	993.7	763.8	317.2	285.1
Insurance Expenses, Excluding Write-off of Long-lived Asset	288.8	265.8	94.6	94.4
Write-off of Long-lived Asset	—	11.1	—	—
Operating Profit (Loss)	(24.4)	34.6	15.6	25.0
Income Tax Benefit (Expense)	14.5	(2.8)	(3.5)	(4.0)
Segment Net Operating Income (Loss)	$(9.9)	$31.8	$12.1	$21.0
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.7%	71.1%	75.4%	73.3%
Current Year Catastrophe Losses and LAE Ratio	8.1	4.9	2.8	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.1)	(0.7)	0.8	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(0.6)	(1.0)	(0.5)
Total Incurred Loss and LAE Ratio	82.4	74.7	78.0	73.8
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	24.0	26.0	23.2	24.4
Impact on Ratio from Write-off of Long-lived Asset	—	1.1	—	—
Combined Ratio	106.4%	101.8%	101.2%	98.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	75.7%	71.1%	75.4%	73.3%
Insurance Expense Ratio, Excluding Write-off of Long-lived Asset	24.0	26.0	23.2	24.4
Impact on Ratio from Write-off of Long-lived Asset	—	1.1	—	—
Underlying Combined Ratio	99.7%	98.2%	98.6%	97.7%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	99.7%	98.2%	98.6%	97.7%
Current Year Catastrophe Losses and LAE Ratio	8.1	4.9	2.8	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.1)	(0.7)	0.8	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(0.6)	(1.0)	(0.5)
Combined Ratio as Reported	106.4%	101.8%	101.2%	98.2%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2016		Sep 30, 2015
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	34	$29.0	28	$34.7
$5 - $10	2	12.5	2	15.7
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	1	24.4	—	—
Greater Than $25	1	32.0	—	—
Total	38	$97.9	30	$50.4
Insurance Reserves

(Dollars in Millions)	Sep 30, 2016	Dec 31, 2015
Insurance Reserves:
Automobile	$729.9	$656.3
Homeowners	95.4	98.9
Other	41.9	45.3
Insurance Reserves	$867.2	$800.5
Insurance Reserves:
Loss Reserves:
Case	$596.6	$537.1
Incurred But Not Reported	147.6	147.6
Total Loss Reserves	744.2	684.7
LAE Reserves	123.0	115.8
Insurance Reserves	$867.2	$800.5
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
Acquisition of Alliance United
As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company completed its acquisition of Alliance United on April 30, 2015. Alliance United is a provider of nonstandard personal automobile insurance in California and has added significant scale to the Property & Casualty Insurance segment’s premium base. The results of Alliance United’s operations have been included in the Company’s consolidated results since the date of its acquisition, which can obscure certain comparisons of year-to-date results, particularly when analyzing overall segment results as well as the nonstandard personal automobile insurance line of business. To focus on the performance of the segment’s legacy business, certain comparisons exclude Alliance United’s impact on the segment’s results.

Property & Casualty Insurance (continued)
Overall
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $9.9 million for the nine months ended September 30, 2016, compared to Segment Net Operating Income of $31.8 million for the same period in 2015. Segment net operating results deteriorated by $41.7 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and net operating losses from Alliance United in 2016, partially offset by lower underlying losses and LAE as a percentage of earned premiums in the legacy business and the write-off of internal-use software in 2015.
Earned Premiums in the Property & Casualty Insurance segment increased by $182.6 million. Excluding the impact from Alliance United, Earned Premiums decreased by $32.5 million, as lower volume accounted for a decrease of $39.8 million, while higher average earned premium accounted for an increase of $7.3 million. The lower volume was driven primarily by preferred personal automobile insurance and homeowners insurance, which had volume decreases of $19.8 million and $9.3 million, respectively. The increase in average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $10.7 million, partially offset by decreases in preferred personal automobile insurance and homeowners insurance of $3.1 million and $2.8 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $0.3 million for the nine months ended September 30, 2016, compared to the same period in 2015, due primarily to investment income from the investments acquired from the acquisition of, and the capital contributed to, Alliance United and higher yields on non-alternative investments, partially offset by lower investment income from Alternative Investments and a lower level of non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $13.3 million in 2016, compared to $16.6 million in 2015.
Underlying losses and LAE as a percentage of earned premiums were 75.7% in 2016, a deterioration of 4.6 percentage points, compared to 2015. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Alliance United, which runs at a higher underlying losses and LAE ratio but lower insurance expense ratio, added 9.3 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 66.4% in 2016, compared to 68.0% in 2015, or an improvement of 1.6 percentage points, as nonstandard personal automobile insurance, homeowners insurance, commercial automobile and other personal insurance improved while preferred personal automobile insurance deteriorated. Catastrophe losses and LAE (excluding reserve development) were $97.9 million in 2016, compared to $50.4 million in 2015, which is an increase of $47.5 million due primarily to two separate hailstorms in Texas—one in March 2016 with estimated losses and LAE of $32.0 million and another in April 2016 with estimated losses and LAE of $24.4 million. The increase was partially offset by reduced severity of catastrophic events with losses and LAE (excluding reserve development) of less than $10 million in 2016, compared to 2015. Favorable loss and LAE reserve development (including catastrophe reserve development) was $17.5 million in 2016, compared to $13.8 million in 2015.
Insurance expenses were $288.8 million, or 24.0% of earned premiums, in 2016. Excluding a write-off of a long-lived asset, insurance expenses were $265.8 million, or 26.0% of earned premiums, in 2015. The improvement in the ratio of 2.0 percentage points from 2015 to 2016 was due primarily to the inclusion of Alliance United, which runs at a lower insurance expense ratio, for a full nine months in 2016. Excluding the impact of the write-off and Alliance United, insurance expenses decreased by $11.1 million in 2016, compared to 2015, and decreased as a percentage of earned premiums from 28.5% in 2015 to 28.3% in 2016.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement. Tax-exempt investment income and dividends received deductions were $16.8 million in both 2016 and 2015. Indemnification recoveries result in an adjustment to the tax purchase price and are excluded from the determination of taxable income and income tax expense. Estimated indemnification recoveries recognized in earnings were $0.7 million in 2016, all of which has been reported as a reduction of Insurance Expenses. Estimated indemnification recoveries recognized in earnings were $10.4 million in 2015, of which $5.9 million has been reported as a reduction of Incurred Losses and LAE and $4.5 million has been recorded as a reduction of Insurance Expenses.

Property & Casualty Insurance (continued)
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
The Property & Casualty Insurance segment reported Segment Net Operating Income of $12.1 million for the three months ended September 30, 2016, compared to $21.0 million for the same period in 2015. Segment net operating results deteriorated by $8.9 million due primarily to net operating losses from Alliance United in 2016, higher incurred catastrophe losses and LAE (excluding reserve development) and a lower level of favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums in the legacy business and higher net investment income.
Earned Premiums in the Property & Casualty Insurance segment increased by $20.8 million for the three months ended September 30, 2016, compared to the same period in 2015. Earned Premiums in the Alliance United business increased by $30.4 million, as higher volume and average earned premium accounted for increases of $24.4 million and $6.0 million, respectively. Excluding the impact of Alliance United, Earned Premiums decreased by $9.6 million, as lower volume accounted for a decrease of $13.1 million, while higher average earned premium accounted for an increase of $3.5 million. Excluding Alliance United, the lower volume was driven primarily by preferred personal automobile insurance, nonstandard personal automobile insurance and homeowners insurance, which had volume decreases of $4.6 million, $3.9 million and $2.7 million, respectively. Excluding Alliance United, the increase in average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $3.8 million.
Net Investment Income in the Property & Casualty Insurance segment increased by $2.1 million for the three months ended September 30, 2016, compared to the same period in 2015, due primarily to higher yields on non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $7.2 million in both 2016 and 2015.
Underlying losses and LAE as a percentage of earned premiums were 75.4% in 2016, a deterioration of 2.1 percentage points, compared to 2015. Alliance United, which runs at a higher underlying losses and LAE ratio, but lower insurance expense ratio, added 9.0 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 66.4% in 2016, compared to 68.0%, an improvement of 1.6 percentage points, compared to 2015, as nonstandard personal automobile insurance and commercial automobile insurance improved, while homeowners insurance, preferred personal automobile insurance and other personal insurance deteriorated. Catastrophe losses and LAE (excluding reserve development) were $11.3 million in 2016, compared to $4.7 million in 2015, which was an abnormally low quarter for catastrophe losses and LAE. The increase of $6.6 million was due primarily to intra-year development on first and second quarter losses and a higher frequency of catastrophic events. Favorable loss and LAE reserve development (including catastrophe reserve development) was $0.8 million in 2016, compared to $2.8 million in 2015.
Insurance expenses were $94.6 million, or 23.2% of earned premiums, in 2016, compared to $94.4 million, or 24.4% of earned premiums, in 2015. The improvement in the ratio of 1.2 percentage points from 2015 to 2016 was due primarily to growth in the Alliance United business, which runs at a lower insurance expense ratio than the legacy business. Excluding the impact of Alliance United, insurance expenses decreased by $3.1 million in 2016, compared to 2015, and decreased as a percentage of earned premiums from 28.5% in 2015 to 28.4% in 2016.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions and estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement. Tax-exempt investment income and dividends received deductions were $5.2 million in both 2016 and 2015. Estimated indemnification recoveries recognized in earnings were $7.9 million in 2015, of which $3.4 million has been reported as a reduction of Incurred Losses and LAE and $4.5 million has been recorded as a reduction of Insurance Expenses.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Premiums Written	$323.6	$332.1	$114.1	$113.4

Earned Premiums	$318.0	$340.9	$106.6	$111.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$222.3	$236.4	$74.0	$76.5
Catastrophe Losses and LAE	11.3	2.6	1.2	0.1
Prior Years:
Non-catastrophe Losses and LAE	0.8	(13.9)	(0.4)	(2.7)
Catastrophe Losses and LAE	(0.3)	(0.3)	—	(0.1)
Total Incurred Losses and LAE	$234.1	$224.8	$74.8	$73.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.8%	69.3%	69.5%	68.5%
Current Year Catastrophe Losses and LAE Ratio	3.6	0.8	1.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	(4.1)	(0.4)	(2.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)	—	(0.1)
Total Incurred Loss and LAE Ratio	73.6%	65.9%	70.2%	66.1%
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums on preferred personal automobile insurance decreased by $22.9 million as lower volume and lower average earned premium accounted for decreases of $19.8 million and $3.1 million, respectively. The run-off of the direct-to-consumer business accounted for over half of the decrease in earned premiums attributed to lower volume. The decrease in average earned premium was due primarily to a mix shift toward lower risk drivers, partially offset by rate increases. Incurred losses and LAE were $234.1 million, or 73.6% of earned premiums, in 2016, compared to $224.8 million, or 65.9% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due primarily to an unfavorable change in loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development) and, to a lesser extent, higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 69.8% in 2016, compared to 69.3% in 2015, which is a deterioration of 0.5 percentage points due primarily to slightly higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $11.3 million in 2016, compared to $2.6 million in 2015, due primarily to the two aforementioned hailstorms in Texas in 2016. Loss and LAE reserve development was adverse by $0.5 million in 2016, compared to favorable development of $14.2 million in 2015.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums on preferred personal automobile insurance decreased by $5.0 million as lower volume and lower average earned premium accounted for decreases of $4.6 million and $0.4 million, respectively. The run-off of the direct-to-consumer business accounted for approximately 70% of the decrease in earned premiums attributed to lower volume. The decrease in average earned premium was due primarily to a mix shift toward lower risk drivers, partially offset by rate increases. Incurred losses and LAE were $74.8 million, or 70.2% of earned premiums, in 2016, compared to $73.8 million, or 66.1% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development, higher incurred catastrophe losses and LAE (excluding reserve development) and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 69.5% in 2016, compared to 68.5% in 2015, which is a deterioration of 1.0 percentage point due primarily to slightly higher severity of bodily injury losses and frequency of bodily injury claims. Catastrophe losses and LAE (excluding

Property & Casualty Insurance (continued)
reserve development) were $1.2 million in 2016, compared to $0.1 million in 2015. Favorable loss and LAE reserve development was $0.4 million in 2016, compared to $2.8 million in 2015.
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line for the nine months ended September 30, 2016 and 2015 is presented in the following table. The results for the nine months ended September 30, 2015 for Alliance United include only the last five months of the period, which is the period since the date of acquisition.

	Nine Months Ended
	Sep 30, 2016			Sep 30, 2015
(Dollars in Millions)	Legacy	Alliance United	Total	Legacy	Alliance United	Total
Net Premiums Written	$244.2	$384.3	$628.5	$239.2	$171.0	$410.2

Earned Premiums	$232.6	$376.8	$609.4	$228.3	$161.7	$390.0

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$177.4	$362.6	$540.0	$185.5	$141.1	$326.6
Catastrophe Losses and LAE	5.7	0.1	5.8	3.2	—	3.2
Prior Years:
Non-catastrophe Losses and LAE	2.1	4.8	6.9	5.6	3.1	8.7
Catastrophe Losses and LAE	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Total Incurred Losses and LAE	$185.1	$367.5	$552.6	$194.2	$144.2	$338.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	76.2%	96.2%	88.6%	81.2%	87.3%	83.8%
Current Year Catastrophe Losses and LAE Ratio	2.5	—	1.0	1.4	—	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	0.9	1.3	1.1	2.5	1.9	2.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—	—	—
Total Incurred Loss and LAE Ratio	79.6%	97.5%	90.7%	85.1%	89.2%	86.8%
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums on nonstandard personal automobile insurance increased by $219.4 million. Excluding the impact from Alliance United, Earned Premiums increased by $4.3 million as higher average earned premium accounted for an increase of $10.7 million, while lower volume accounted for a decrease of $6.4 million. Incurred losses and LAE were $552.6 million, or 90.7% of earned premiums, in 2016, compared to $338.4 million, or 86.8% of earned premiums, in 2015. Excluding Alliance United, incurred losses and LAE were $185.1 million, or 79.6% of related earned premiums, in 2016, compared to $194.2 million, or 85.1% of related earned premiums, in 2015. Excluding the impact of Alliance United, incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a lower level of adverse loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 76.2% in 2016, compared to 81.2% in 2015, which is an improvement of 5.0 percentage points due primarily to higher average earned premium, lower severity of liability losses on California policies and lower frequency of claims across most coverages on non-California policies, partially offset by higher frequency of claims on all coverages on California policies. Catastrophe losses and LAE (excluding reserve development) were $5.8 million in 2016, compared to $3.2 million in 2015. Excluding Alliance United, adverse loss and LAE reserve development was $2.0 million in 2016, compared to $5.5 million in 2015.

Property & Casualty Insurance (continued)
For Alliance United, underlying losses and LAE as a percentage of related earned premiums were 96.2% in 2016, compared to 87.3% in 2015, which is a deterioration of 8.9 percentage points. Alliance United’s underlying loss and LAE ratio continues to be significantly higher than what had been reported by Alliance United prior to the acquisition date. Alliance United has experienced significantly higher frequency of claims on all coverages and, to a lesser extent, higher severity of losses on most coverages than the trend that Kemper had anticipated prior to the acquisition. Alliance United’s premium rates have become inadequate due in part to the significant adverse changes in underlying frequency and severity trends. The Company continues to analyze its experience against industry information as it becomes available and believes that Alliance United’s frequency trend may be worse than industry due in part to anti-selection resulting from inadequate rates and higher growth rates for new business, which tends to run at a higher underlying loss and LAE ratio than renewal business. In addition, Alliance United’s results for the nine months ended September 30, 2016 include adverse loss and LAE reserve development of $4.8 million. Since the acquisition, several events have resulted in the historical development factors becoming less reliable in predicting how losses will ultimately emerge. For the nine months ended September 30, 2016, the primary driver of adverse development was a decrease in the ratio of claims closed without payment, which has driven the Company’s selection of ultimate losses higher. In addition, payment development patterns, as well as claim severity patterns, may have been influenced by an inadequate level of claims adjusters, as staffing levels for Alliance United’s claims adjusters were not able to keep pace with Alliance United’s growth rate prior to and after the acquisition date and the recent spike in frequency. The Company has taken and continues to take various actions to address Alliance United’s performance, including increasing the staffing levels for claims adjusters, slowing growth rates for new business, various agency management actions and filing and implementing rate increases. The Company anticipates it will take several more pricing cycles to become rate adequate.
Selected financial information for the nonstandard personal automobile insurance product line for the three months ended September 30, 2016 and 2015 is presented in the following table.

	Three Months Ended
	Sep 30, 2016			Sep 30, 2015
(Dollars in Millions)	Legacy	Alliance United	Total	Legacy	Alliance United	Total
Net Premiums Written	$80.2	$131.2	$211.4	$79.9	$109.4	$189.3

Earned Premiums	$77.2	$130.0	$207.2	$77.3	$99.6	$176.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	56.8	122.9	179.7	62.8	88.6	151.4
Catastrophe Losses and LAE	1.7	0.1	1.8	—	—	—
Prior Years:
Non-catastrophe Losses and LAE	3.4	(1.3)	2.1	1.8	1.8	3.6
Catastrophe Losses and LAE	(0.1)	—	(0.1)	—	—	—
Total Incurred Losses and LAE	$61.8	$121.7	$183.5	$64.6	$90.4	$155.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.6%	94.5%	86.7%	81.3%	89.0%	85.6%
Current Year Catastrophe Losses and LAE Ratio	2.2	0.1	0.9	—	—	—
Prior Years Non-catastrophe Losses and LAE Ratio	4.4	(1.0)	1.0	2.3	1.8	2.0
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	—	—	—	—
Total Incurred Loss and LAE Ratio	80.1%	93.6%	88.6%	83.6%	90.8%	87.6%

Property & Casualty Insurance (continued)
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums on nonstandard personal automobile insurance increased by $30.3 million. Excluding the impact from Alliance United, Earned Premiums were fairly flat compared to prior year as lower volume, which accounted for a decrease of $3.9 million, was largely offset by higher average earned premium, which accounted for an increase of $3.8 million. Incurred losses and LAE were $183.5 million, or 88.6% of earned premiums, in 2016, compared to $155.0 million, or 87.6% of earned premiums, in 2015. Excluding Alliance United, incurred losses and LAE were $61.8 million, or 80.1% of related earned premiums, in 2016, compared to $64.6 million, or 83.6% of earned premiums, in 2015. Excluding the impact of Alliance United, incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development) and a higher level of adverse loss and LAE reserve development. Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 73.6% in 2016, compared to 81.3% in 2015, which is an improvement of 7.7 percentage points due primarily to higher average earned premium, lower frequency of claims across most coverages on non-California policies, lower severity of losses across all coverages except bodily injury and intra-year development on first and second quarter claims, partially offset by higher frequency of claims on all coverages on California policies and higher severity of bodily injury losses. Catastrophe losses and LAE (excluding reserve development) were $1.8 million in 2016, compared to none in 2015. Excluding Alliance United, adverse loss and LAE reserve development was $3.3 million in 2016, compared to $1.8 million in 2015.
For Alliance United, Earned Premiums increased by $30.4 million as higher volume and higher average earned premium accounted for increases of $24.4 million and $6.0 million, respectively. Alliance United’s underlying losses and LAE as a percentage of related earned premiums were 94.5% in 2016, compared to 89.0% in 2015, which is a deterioration of 5.5 percentage points due primarily to rate increases not keeping pace with the frequency and severity trends previously noted. Alliance United’s loss and LAE reserve development was favorable by $1.3 million in 2016, compared to adverse development of $1.8 million in 2015.

Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Premiums Written	$205.2	$212.5	$73.1	$75.2

Earned Premiums	$204.2	$216.3	$68.5	$72.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$102.9	$112.6	$36.8	$36.3
Catastrophe Losses and LAE	77.7	42.8	7.8	4.8
Prior Years:
Non-catastrophe Losses and LAE	(3.8)	(2.8)	(0.6)	(2.5)
Catastrophe Losses and LAE	(14.3)	(6.0)	(3.5)	(1.7)
Total Incurred Losses and LAE	$162.5	$146.6	$40.5	$36.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.4%	52.1%	53.7%	50.4%
Current Year Catastrophe Losses and LAE Ratio	38.1	19.8	11.4	6.7
Prior Years Non-catastrophe Losses and LAE Ratio	(1.9)	(1.3)	(0.9)	(3.5)
Prior Years Catastrophe Losses and LAE Ratio	(7.0)	(2.8)	(5.1)	(2.4)
Total Incurred Loss and LAE Ratio	79.6%	67.8%	59.1%	51.2%
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in homeowners insurance decreased by $12.1 million as lower volume and lower average earned premium accounted for decreases of $9.3 million and $2.8 million, respectively. Incurred losses and LAE were $162.5 million, or 79.6% of earned premiums, in 2016, compared to $146.6 million, or 67.8% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.4% in 2016, compared to 52.1% in 2015, which is an improvement of 1.7 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses and lower average earned premium. Catastrophe losses and LAE (excluding reserve development) were $77.7 million in 2016, compared to $42.8 million in 2015. This increase was driven primarily by the two aforementioned hailstorms in Texas in 2016. Favorable loss and LAE reserve development was $18.1 million in 2016, compared to $8.8 million in 2015.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in homeowners insurance decreased by $3.6 million as lower volume and lower average earned premium accounted for decreases of $2.7 million and $0.9 million, respectively. Incurred losses and LAE were $40.5 million, or 59.1% of earned premiums, in 2016, compared to $36.9 million, or 51.2% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 53.7% in 2016, compared to 50.4% in 2015, which is a deterioration of 3.3 percentage points due primarily to intra-year development on first and second quarter claims, and, to a lesser extent, higher frequency of claims and lower average earned premium, partially offset by lower severity of losses. Catastrophe losses and LAE (excluding reserve development) were $7.8 million in 2016, compared to $4.8 million in 2015. This increase was due primarily to intra-year development on first and second quarter losses and a higher frequency of catastrophic events. Favorable loss and LAE reserve development was $4.1 million in 2016, compared to $4.2 million in 2015.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Premiums Written	$40.0	$42.0	$12.5	$13.5

Earned Premiums	$40.2	$40.7	$13.3	$13.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$31.8	$34.1	$10.4	$13.3
Catastrophe Losses and LAE	0.9	0.2	0.4	—
Prior Years:
Non-catastrophe Losses and LAE	0.1	0.7	4.2	1.5
Catastrophe Losses and LAE	(0.1)	—	(0.1)	—
Total Incurred Losses and LAE	$32.7	$35.0	$14.9	$14.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	79.1%	83.8%	78.2%	97.1%
Current Year Catastrophe Losses and LAE Ratio	2.2	0.5	3.0	—
Prior Years Non-catastrophe Losses and LAE Ratio	0.2	1.7	31.6	10.9
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	—	(0.8)	—
Total Incurred Loss and LAE Ratio	81.3%	86.0%	112.0%	108.0%
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in commercial automobile insurance decreased by $0.5 million as lower volume accounted for a decrease of $2.4 million, while higher average earned premium accounted for an increase of $1.9 million. Incurred losses and LAE were $32.7 million, or 81.3% of earned premiums, in 2016, compared to $35.0 million, or 86.0% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a favorable change in loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 79.1% in 2016, compared to 83.8% in 2015, which is an improvement of 4.7 percentage points due primarily to lower severity of losses across all coverages and, to a lesser extent, higher average earned premium, partially offset by higher frequency of losses across most coverages. Loss and LAE reserve development was flat in 2016, compared to adverse development of $0.7 million in 2015.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in commercial automobile insurance decreased by $0.4 million as lower volume accounted for a decrease of $1.3 million, while higher average earned premium accounted for an increase of $0.9 million. Incurred losses and LAE were $14.9 million, or 112.0% of earned premiums, in 2016, compared to $14.8 million, or 108.0% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to a higher level of adverse loss and LAE reserve development and, to a lesser extent, higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 78.2% in 2016, compared to 97.1% in 2015, which is an improvement of 18.9 percentage points due primarily to lower severity of losses across all coverages, particularly bodily injury, and, to a lesser extent, higher average earned premium, partially offset by higher frequency of losses across most coverages. Adverse loss and LAE reserve development was $4.1 million in 2016, compared to $1.5 million in 2015.

Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Net Premiums Written	$33.5	$34.7	$11.6	$12.2

Earned Premiums	$33.9	$35.2	$11.3	$11.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$16.3	$17.5	$5.8	$5.7
Catastrophe Losses and LAE	2.2	1.6	0.1	(0.2)
Prior Years:
Non-catastrophe Losses and LAE	(5.3)	—	(2.2)	(0.8)
Catastrophe Losses and LAE	(1.4)	(0.1)	(0.2)	(0.1)
Total Incurred Losses and LAE	$11.8	$19.0	$3.5	$4.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	48.0%	49.8%	51.4%	48.3%
Current Year Catastrophe Losses and LAE Ratio	6.5	4.5	0.9	(1.7)
Prior Years Non-catastrophe Losses and LAE Ratio	(15.6)	—	(19.5)	(6.8)
Prior Years Catastrophe Losses and LAE Ratio	(4.1)	(0.3)	(1.8)	(0.8)
Total Incurred Loss and LAE Ratio	34.8%	54.0%	31.0%	39.0%
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in other personal insurance decreased by $1.3 million as lower volume accounted for a decrease of $1.9 million, while higher average earned premium accounted for an increase of $0.6 million. Incurred losses and LAE were $11.8 million, or 34.8% of earned premiums, in 2016, compared to $19.0 million, or 54.0% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to a higher level of favorable loss and LAE reserve development and, to a lesser extent, lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 48.0% in 2016, compared to 49.8% in 2015, which is an improvement of 1.8 percentage points due primarily to lower severity of losses on most coverages except umbrella, partially offset by higher frequency of umbrella claims and higher severity of umbrella losses. Catastrophe losses and LAE (excluding reserve development) were $2.2 million in 2016, compared to $1.6 million in 2015. Favorable loss and LAE reserve development was $6.7 million in 2016, compared to $0.1 million in 2015.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in other personal insurance decreased by $0.5 million as lower volume accounted for a decrease of $0.6 million, while higher average premium accounted for an increase of $0.1 million. Incurred losses and LAE were $3.5 million, or 31.0% of earned premiums, in 2016, compared to $4.6 million, or 39.0% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to a higher level of favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums and higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 51.4% in 2016, compared to 48.3% in 2015, which is a deterioration of 3.1 percentage points due primarily to intra-year development on first and second quarter claims and higher severity of umbrella losses, partially offset by lower severity of losses on most coverages except umbrella and lower frequency of claims on most coverages. Catastrophe losses and LAE (excluding reserve development) were $0.1 million in 2016, compared to a benefit of $0.2 million in 2015, due primarily to favorable development on catastrophic events occurring in the first and second quarters. Favorable loss and LAE reserve development was $2.4 million in 2016, compared to $0.9 million in 2015.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Earned Premiums	$452.9	$445.0	$152.0	$150.6
Net Investment Income	159.6	159.0	54.5	55.1
Other Income	1.9	1.7	0.7	0.7
Total Revenues	614.4	605.7	207.2	206.4
Policyholders’ Benefits and Incurred Losses and LAE	368.8	287.8	173.0	93.7
Insurance Expenses	235.0	235.5	79.9	77.3
Operating Profit (Loss)	10.6	82.4	(45.7)	35.4
Income Tax Benefit (Expense)	(3.3)	(28.5)	16.3	(11.9)
Segment Net Operating Income (Loss)	$7.3	$53.9	$(29.4)	$23.5
Insurance Reserves

(Dollars in Millions)	Sep 30, 2016	Dec 31, 2015
Insurance Reserves:
Future Policyholder Benefits	$3,298.5	$3,278.4
Incurred Losses and LAE Reserves:
Life	142.1	41.2
Accident and Health	20.9	21.4
Property	5.5	5.2
Total Incurred Losses and LAE Reserves	168.5	67.8
Insurance Reserves	$3,467.0	$3,346.2
Overall
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it will cross-reference its life insurance policies against the DMF and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the nine and three months ended September 30, 2016 include a pre-tax charge of $77.8 million to recognize the impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products.
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in the Life & Health Insurance segment increased by $7.9 million for the nine months ended September 30, 2016, compared to the same period in 2015 due primarily to an adjustment of $7.6 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies.
Net Investment Income increased by $0.6 million for the nine months ended September 30, 2016, compared to the same period in 2015, due primarily to higher levels of investments in non-alternative investments and higher investment returns from Alternative Investments, partially offset by lower yields on investments in fixed income securities.
Policyholders’ Benefits and Incurred Losses and LAE increased by $81.0 million in 2016, compared to the same period in 2015. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $3.2 million, due primarily to higher policyholders’ benefits on life insurance and incurred losses and LAE on property insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $0.5 million due primarily to lower legal costs, partially offset by higher agent and field management compensation costs for the Kemper Home Service Companies (“KHSC”) and the impact of an adjustment made in 2015 to deferred policy acquisition costs for Reserve

Life & Health Insurance (continued)
National Insurance Company (“Reserve National”). Segment Net Operating Income in the Life & Health Insurance segment was $7.3 million for the nine months ended September 30, 2016, compared to $53.9 million in 2015.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned Premiums in the Life & Health Insurance segment increased by $1.4 million for the three months ended September 30, 2016, compared to the same period in 2015.
Net Investment Income decreased by $0.6 million for the three months ended September 30, 2016, compared to the same period in 2015, due primarily to lower yields on non-alternative investments and lower investment returns from Alternative Investments, partially offset by higher levels of investments in fixed income securities.
Policyholders’ Benefits and Incurred Losses and LAE increased by $79.3 million in 2016, compared to the same period in 2015. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $1.5 million, due primarily to higher policyholders’ benefits on life insurance and higher losses and LAE on property insurance, partially offset by lower incurred losses and LAE on accident and health insurance. Insurance Expenses in the Life & Health Insurance segment increased by $2.6 million in 2016, compared to 2015, due primarily to higher agent and field management compensation costs. Segment Net Operating Loss in the Life & Health Insurance segment was $29.4 million for the three months ended September 30, 2016, compared to Net Operating Income of $23.5 million in 2015.
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Earned Premiums	$285.7	$279.5	$95.8	$95.5
Net Investment Income	154.6	153.8	52.7	53.3
Other Income	1.6	1.4	0.6	0.6
Total Revenues	441.9	434.7	149.1	149.4
Policyholders’ Benefits and Incurred Losses and LAE	288.3	208.6	146.5	66.2
Insurance Expenses	158.2	161.3	54.9	52.8
Operating Profit (Loss)	(4.6)	64.8	(52.3)	30.4
Income Tax Benefit (Expense)	1.9	(22.5)	18.6	(10.2)
Total Product Line Net Operating Income (Loss)	$(2.7)	$42.3	$(33.7)	$20.2
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned premiums on life insurance increased by $6.2 million in 2016, compared to 2015, due primarily to an adjustment of $7.6 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums on life insurance decreased by $1.4 million as a decrease of $3.4 million from life insurance products offered by KHSC was offset by an increase of $2.0 million from life insurance products offered by Reserve National. Policyholders’ benefits on life insurance were $288.3 million in 2016, compared to $208.6 million in 2015, an increase of $79.7 million. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $1.9 million. Insurance Expenses decreased by $3.1 million in 2016, compared to 2015, due primarily to lower legal costs, partially offset by higher agent and field management compensation costs for KHSC.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned premiums on life insurance increased by $0.3 million in 2016, compared to 2015, as an increase of $1.1 million from life insurance products offered by Reserve National, was offset by a decrease of $0.8 million from life insurance products offered by KHSC. Policyholders’ benefits on life insurance were $146.5 million in 2016, compared to $66.2 million in 2015, an increase of $80.3 million. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $2.5 million. Insurance Expenses increased by $2.1 million in 2016, compared to 2015, due primarily to higher agent and field management compensation costs for KHSC.

Life & Health Insurance (continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Earned Premiums	$111.2	$108.7	$37.6	$36.2
Net Investment Income	4.0	4.1	1.4	1.4
Other Income	0.3	0.3	0.1	0.1
Total Revenues	115.5	113.1	39.1	37.7
Policyholders’ Benefits and Incurred Losses and LAE	60.7	60.7	19.9	21.2
Insurance Expenses	50.3	47.9	16.4	15.8
Operating Profit	4.5	4.5	2.8	0.7
Income Tax Expense	(1.6)	(1.6)	(1.0)	(0.3)
Total Product Line Net Operating Income	$2.9	$2.9	$1.8	$0.4
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned premiums on accident and health insurance increased by $2.5 million in 2016, compared to 2015, due primarily to higher volume. Incurred accident and health insurance losses were $60.7 million, or 54.6% of accident and health insurance earned premiums, in 2016, compared to $60.7 million, or 55.8% of accident and health insurance earned premiums, in 2015. Incurred accident and health insurance losses decreased as a percentage of earned premiums due primarily to lower average claim costs in other supplemental products and a lower level of hospitalization exposure, partially offset by higher frequency and higher average claim costs in Medicare Supplement. Insurance Expenses increased by $2.4 million in 2016, compared to 2015, due primarily to the impact of an adjustment made in 2015 to Reserve National’s deferred policy acquisition costs and the higher level of earned premiums.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned premiums on accident and health insurance increased by $1.4 million in 2016, compared to 2015, due primarily to higher volume. Incurred accident and health insurance losses were $19.9 million, or 52.9% of accident and health insurance earned premiums, in 2016, compared to $21.2 million, or 58.6% of accident and health insurance earned premiums, in 2015 and decreased as a percentage of accident and health insurance earned premiums due primarily to lower claim activity in indemnity and other supplemental products, partially offset by higher frequency and higher average claim costs in Medicare Supplement. Insurance Expenses increased by $0.6 million in 2016, compared to 2015.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Earned Premiums	$56.0	$56.8	$18.6	$18.9
Net Investment Income	1.0	1.1	0.4	0.4
Total Revenues	57.0	57.9	19.0	19.3
Incurred Losses and LAE	19.8	18.5	6.6	6.3
Insurance Expenses	26.5	26.3	8.6	8.7
Operating Profit	10.7	13.1	3.8	4.3
Income Tax Expense	(3.6)	(4.4)	(1.3)	(1.4)
Total Product Line Net Operating Income	$7.1	$8.7	$2.5	$2.9
Nine Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned premiums on property insurance decreased by $0.8 million in 2016, compared to 2015. Incurred losses and LAE on property insurance were $19.8 million, or 35.4% of property insurance earned premiums, in 2016, compared to $18.5 million, or 32.6% of property insurance earned premiums, in 2015. Underlying losses and LAE on property insurance were $15.3 million, or 27.3% of property insurance earned premiums, in 2016, compared to $15.6 million, or 27.5% of property insurance earned premiums, in 2015. Catastrophe losses and LAE (excluding development) were $4.6 million in 2016, compared to $1.9 million in 2015. Favorable loss and LAE reserve development was $0.2 million in 2016, compared to unfavorable loss and LAE reserve development of $1.0 million in 2015.
Three Months Ended September 30, 2016 Compared to the Same Period in 2015
Earned premiums on property insurance decreased by $0.3 million in 2016, compared to 2015. Incurred losses and LAE on property insurance were $6.6 million, or 35.5% of property insurance earned premiums, in 2016, compared to $6.3 million, or 33.3% of property insurance earned premiums, in 2015. Underlying losses and LAE on property insurance were $5.5 million, or 29.6% of property insurance earned premiums, in 2016, compared to $5.8 million, or 30.7% of property insurance earned premiums, in 2015. Catastrophe losses and LAE (excluding development) were $1.4 million in 2016, compared to $0.1 million in 2015. Favorable loss and LAE reserve development was $0.4 million in 2016, compared to unfavorable loss and LAE reserve development of $0.4 million in 2015.

Investment Results
Investment Income
Net Investment Income for the nine and three months ended September 30, 2016 and 2015 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Investment Income (Loss):
Interest on Fixed Income Securities	$181.2	$176.2	$61.4	$58.4
Dividends on Equity Securities Excluding Alternative Investments	9.0	11.3	2.7	3.4
Alternative Investments:
Equity Method Limited Liability Investments	3.7	11.8	5.2	8.3
Fair Value Option Investments	(3.9)	1.8	(1.4)	(0.9)
Limited Liability Investments Included in Equity Securities	16.6	11.5	5.7	3.0
Total Alternative Investments	16.4	25.1	9.5	10.4
Short-term Investments	0.4	0.3	0.2	0.2
Loans to Policyholders	16.1	15.7	5.4	5.3
Real Estate	8.9	8.9	3.0	3.0
Total Investment Income	232.0	237.5	82.2	80.7
Investment Expenses:
Real Estate	8.4	8.5	2.9	2.9
Other Investment Expenses	5.2	5.8	1.6	1.9
Total Investment Expenses	13.6	14.3	4.5	4.8
Net Investment Income	$218.4	$223.2	$77.7	$75.9
Net Investment Income was $218.4 million and $223.2 million for the nine months ended September 30, 2016 and 2015, respectively. Net Investment Income decreased by $4.8 million in 2016 due primarily to lower investment returns from Alternative Investments, lower levels and lower returns on investments in equity securities excluding alternative investments and lower yields on fixed income securities, partially offset by a higher level of investments in fixed income securities.
Net Investment Income was $77.7 million and $75.9 million for the three months ended September 30, 2016 and 2015, respectively. Net Investment Income increased by $1.8 million in 2016 due primarily to higher levels and higher yields on investments in fixed income securities, partially offset by lower investment returns from Alternative Investments and lower levels and lower returns on investments in equity securities excluding alternative investments.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	$24.9	$45.2	$12.1	$6.4
Losses on Sales	(1.3)	(2.2)	(0.8)	(0.8)
Net Impairment Losses Recognized in Earnings	(24.0)	(12.5)	(8.3)	(3.3)
Net Gains (Losses) on Trading Securities	0.4	(0.3)	0.3	(0.3)
Net Gain Recognized in Condensed Consolidated Statements of Operations	—	30.2	3.3	2.0
Recognized in Other Comprehensive Income	217.2	(131.8)	(8.3)	(0.3)
Total Comprehensive Investment Gains (Losses)	$217.2	$(101.6)	$(5.0)	$1.7

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Fixed Maturities:
Gains on Sales	$14.1	$9.5	$2.7	$3.6
Losses on Sales	(1.1)	(0.7)	(0.8)	(0.1)
Equity Securities:
Gains on Sales	9.8	35.7	9.3	2.8
Losses on Sales	(0.1)	(1.4)	—	(0.7)
Real Estate:
Gains on Sales	1.0	—	0.1	—
Other:
Losses on Sales	(0.1)	(0.1)	—	—
Net Gains on Trading Securities	0.4	(0.3)	0.3	(0.3)
Net Realized Gains on Sales of Investments	$24.0	$42.7	$11.6	$5.3

Gross Gains on Sales	$24.9	$45.2	$12.1	$6.4
Gross Losses on Sales	(1.3)	(2.2)	(0.8)	(0.8)
Net Gains on Trading Securities	0.4	(0.3)	0.3	(0.3)
Net Realized Gains on Sales of Investments	$24.0	$42.7	$11.6	$5.3
During the second quarter of 2015, the Company sold $149.9 million of equity securities due to portfolio allocation adjustments and tax planning initiatives. The Company recognized Gains on Sales of Equity Securities of $31.4 million and Losses on Sales of Equity Securities of $0.7 million resulting from such sales.
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other-than-temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2016 and 2015 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2016		Sep 30, 2015		Sep 30, 2016		Sep 30, 2015
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(21.8)	10	$(5.2)	5	$(8.3)	5	$(1.2)	2
Equity Securities	(2.2)	13	(7.3)	19	—	—	(2.1)	4
Net Impairment Losses Recognized in Earnings	$(24.0)		$(12.5)		$(8.3)		$(3.3)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2016, 89% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2016 and December 31, 2015:

		Sep 30, 2016		Dec 31, 2015
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,253.6	62.9%	$3,222.5	66.4%
2	BBB	1,360.0	26.3	1,149.0	23.7
3-4	BB, B	320.4	6.2	222.4	4.6
5-6	CCC or Lower	236.1	4.6	258.4	5.3
Total Investments in Fixed Maturities		$5,170.1	100.0%	$4,852.3	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $13.3 million and $16.5 million at September 30, 2016 and December 31, 2015, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2016 and December 31, 2015:

	Sep 30, 2016		Dec 31, 2015
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$310.3	4.6%	$320.6	5.0%
States and Political Subdivisions:
States	646.5	9.6	673.5	10.5
Political Subdivisions	184.8	2.7	177.3	2.8
Revenue Bonds	831.3	12.3	771.8	12.0
Foreign Governments	3.6	0.1	—	—
Total Investments in Governmental Fixed Maturities	$1,976.5	29.3%	$1,943.2	30.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2016 and December 31, 2015.

	Sep 30, 2016		Dec 31, 2015
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,300.5	19.3%	$1,160.4	18.0%
Finance, Insurance and Real Estate	765.1	11.3	707.4	11.0
Transportation, Communication and Utilities	383.2	5.7	334.4	5.2
Services	367.7	5.5	374.4	5.8
Mining	168.4	2.5	139.7	2.2
Retail Trade	101.1	1.5	91.1	1.4
Wholesale Trade	90.9	1.3	80.6	1.3
Agriculture, Forestry and Fishing	14.7	0.2	20.6	0.3
Other	2.0	—	0.5	—
Total Investments in Non-governmental Fixed Maturities	$3,193.6	47.3%	$2,909.1	45.2%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2016.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	435	$845.2
$5 -$10	142	948.0
$10 - $20	71	959.1
$20 - $30	13	311.6
Greater Than $30	4	129.7
Total	665	$3,193.6
The Company’s short-term investments primarily consist of overnight repurchase agreements, overnight interest bearing accounts, money market funds and certificates of deposits. At September 30, 2016, the Company had $87.7 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities, $76.3 million invested in overnight interest bearing accounts with one of the Company’s custodial banks, $30.8 million invested in money market funds which primarily invest in U.S. Treasury securities and $70.0 million of certificates of deposit issued by a single bank.
At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2016:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$106.9	1.6%
Louisiana	84.0	1.2
Georgia	83.8	1.2
Michigan	80.2	1.2
Ohio	79.1	1.2
Colorado	69.2	1.0
Florida	65.6	1.0
New York	59.7	0.9
Wisconsin	59.5	0.9
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	83.1	1.2
Total	$771.1	11.4%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in hedge funds, distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2016 and December 31, 2015 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Sep 30, 2016	Sep 30, 2016	Dec 31, 2015
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$72.2	$90.5
Mezzanine Debt	64.9	51.1	38.8
Secondary Transactions	19.6	33.5	38.5
Senior Debt	0.5	11.4	10.8
Growth Equity	—	4.6	4.8
Leveraged Buyout	0.1	3.8	2.8
Other	—	4.5	4.4
Total Equity Method Limited Liability Investments	85.1	181.1	190.6
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	74.5	97.4	83.8
Senior Debt	36.0	34.8	37.9
Distressed Debt	4.6	19.8	18.9
Secondary Transactions	9.6	11.9	14.2
Leveraged Buyout	0.9	7.5	5.9
Other	0.4	36.6	44.8
Total Reported as Other Equity Interests at Fair Value	126.0	208.0	205.5
Reported as Fair Value Option Investments:
Hedge Funds	—	126.1	164.5
Total Investments in Limited Liability Companies and Limited Partnerships	$211.1	$515.2	$560.6
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
Interest and Other Expenses
Interest and Other Expenses was $65.0 million for the nine months ended September 30, 2016, compared to $82.0 million for the same period in 2015. Other expenses decreased by $15.0 million in 2016 due primarily to lower pension expense from the effect of freezing benefit accruals under the Company’s defined benefit pension plans and lower amortization of accumulated unrecognized pension losses related to the Company’s defined benefit pension plans. See Note 9, “Pension Benefits and Postretirement Benefits Other Than Pensions,” to the Condensed Consolidated Financial Statements for additional discussion of the pension freeze. Interest expense decreased by $2.0 million in 2016 due primarily to a lower level of debt outstanding during the first quarter of 2016, compared to the first quarter of 2015. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity.
Interest and Other Expenses was $22.0 million for the three months ended September 30, 2016, compared to $25.7 million for the same period in 2015. Other expense decreased by $3.5 million in 2016 due primarily to lower amortization of accumulated unrecognized pension losses related to the Company’s defined benefit pension plans. See Note 9, “Pension Benefits and

Interest and Other Expenses (continued)
Postretirement Benefits Other Than Pensions,” to the Condensed Consolidated Financial Statements for additional discussion of the pension freeze. Interest expense decreased by $0.2 million in 2016 due primarily to higher capitalized interest. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income, dividends received deductions, interest related to unrecognized tax benefits and estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement. Tax-exempt investment income and dividends received deductions collectively were $21.1 million and $8.0 million for the nine and three months ended September 30, 2016, respectively, compared to $20.9 million and $7.2 million, respectively, for the same periods in 2015. Estimated indemnification recoveries recognized in earnings result in an adjustment in the tax purchase price and are excluded from the determination of taxable income and income tax expense. Such recoveries were $0.7 million for the nine months ended September 30, 2016. There were no such recoveries for the three months ended September 30, 2016. Such recoveries were $10.4 million and $7.9 million for the nine and three months ended September 30, 2015, respectively. Tax expense for the nine months ended September 30, 2016 includes a net interest benefit of $0.1 million from the lapse of the statute of limitations for the 2012 tax year. Tax expense for the nine months ended September 30, 2015 includes a net interest benefit of $2.2 million, including an interest benefit of $2.3 million from the effective settlement of certain tax years.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to October 1, 2016. The impact of adoption was not material. With the possible exceptions of ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after September 30, 2016 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. There were no outstanding borrowings at September 30, 2016 or December 31, 2015 under the credit agreement.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. During the first nine months of 2016 and 2015, Trinity borrowed and repaid $10.0 million and $20.5 million, respectively, under its agreement with the FHLB of Dallas. During the first nine months of 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either September 30, 2016 or December 31, 2015.
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
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends of $74.8 million to Kemper during the first nine months of 2016. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $79.7 million in dividends to Kemper during the remainder of 2016 without prior

Liquidity and Capital Resources (continued)
regulatory approval. During the first nine months of 2016, Kemper contributed $45 million of additional capital to Alliance United.
Common Stock Repurchases and Dividends to Shareholders
During the first nine months of 2016, Kemper repurchased 0.1 million shares of its common stock at an aggregate cost of $3.8 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each of the first three quarters of 2016. Dividends and dividend equivalents paid were $36.9 million for the nine months ended September 30, 2016.
Sources of Funds
Kemper directly held cash and investments totaling $310.3 million at September 30, 2016, compared to $341.2 million at December 31, 2015.
Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Dallas and Chicago. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it will cross-reference its life insurance policies against the DMF and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. The Company expects to pay approximately $80 million in claims over the next several years to complete the initial outreach process. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $170.5 million for the nine months ended September 30, 2016, compared to $167.6 million for the same period in 2015.
Net Cash Used by Financing Activities was $38.5 million for the nine months ended September 30, 2016, compared to $87.0 million for the same period in 2015. Net proceeds from the issuance of debt from FHLB advances provided $10.0 million for the nine months ended September 30, 2016. Kemper used $10.0 million of cash to repay the FHLB advances for the nine months ended September 30, 2016. Kemper used $300.3 million of cash to repay debt for the nine months ended September 30, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $41.5 million to repay the FHLB advances. Net proceeds from the issuance of debt provided $288.8 million for the nine months ended September 30, 2015, of which $247.3 million was related to the issuance of the 2025 Senior Notes and $41.5 million from FHLB advances. Kemper used $3.8 million of cash during the first nine months of 2016 to repurchase shares of its common stock, compared to $41.2 million in the same period of 2015, including $1.5 million of cash to settle repurchases made at the end of 2014. Kemper used $36.9 million of cash to pay dividends for the nine months ended September 30, 2016, compared to $37.3 million of cash used to pay dividends in the same period of 2015. The quarterly dividend rate was $0.24 per common share for each of the first three quarters of 2016 and each quarter of 2015.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $122.6 million for the nine months ended September 30, 2016, compared to Net Cash Used by Investing Activities of $9.6 million for the same period in 2015. Net cash used by acquisitions of short-term investments was $68.5 million for the nine months ended

Liquidity and Capital Resources (continued)
September 30, 2016, compared to net cash provided by dispositions of short-term investments of $64.7 million for the same period in 2015. Fixed Maturities investing activities used net cash of $117.4 million for the nine months ended September 30, 2016, compared to net cash provided of $20.4 million for the same period in 2015. Equity Securities investing activities provided net cash of $42.4 million for the nine months ended September 30, 2016, compared to $86.4 million for the same period in 2015. Equity Method Limited Liability Investments investing activity provided net cash of $2.4 million for the nine months ended September 30, 2016, compared to $8.4 million for the same period in 2015. Net cash provided by Fair Value Option Investments investing activities was $34.5 million for the nine months ended September 30, 2016, compared to Net cash used of $111.0 million for the same period in 2015. Net cash used to acquire Alliance United was $57.6 million for the nine months ended September 30, 2015. Net cash provided by the Sales of Investment Real Estate was $7.5 million for the nine months ended September 30, 2016, compared no such sales in the same period in 2015. Purchases of Corporate-owned Life Insurance was $7.5 million for both the nine months ended September 30, 2016 and 2015.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2016 and December 31, 2015 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both September 30, 2016 and December 31, 2015. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both September 30, 2016 and December 31, 2015. All other variables were held constant.
The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2016 and December 31, 2015, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the common stock portfolio’s weighted-average beta of 1.00 and 0.99 at September 30, 2016 and December 31, 2015, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2016 and December 31, 2015, respectively, and weighted on the fair value of such securities at September 30, 2016 and December 31, 2015, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at September 30, 2016 and December 31, 2015. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.08 and 0.14 at September 30, 2016 and December 31, 2015, respectively, which was calculated for each hedge fund in the portfolio and weighted on the fair value of the hedge funds.

The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2016
Assets:
Investments in Fixed Maturities	$5,170.1	$(316.9)	$—	$(316.9)
Investments in Equity Securities	504.9	(7.2)	(120.4)	(127.6)
Fair Value Option Investments	126.1	—	(3.2)	(3.2)
Liabilities:
Debt	$788.5	$24.5	$—	$24.5
December 31, 2015
Assets:
Investments in Fixed Maturities	$4,852.3	$(307.6)	$—	$(307.6)
Investments in Equity Securities	523.2	(7.2)	(126.0)	(133.2)
Fair Value Option Investments	164.5	—	(6.7)	(6.7)
Liabilities:
Debt	$781.3	$33.0	$—	$33.0
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
The Company’s management, with the participation of Kemper’s Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, Kemper’s Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Kemper in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Kemper’s Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
Except as discussed below, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2015 Annual Report. The first risk factor appearing in such Item 1A. of Part I of the 2015 Annual Report, which had been amended and restated in its entirety in Item 1A of Part II of Kemper’s quarterly reports on Form 10-Q for both the first and second quarters of 2016 is deleted in its entirety. The second risk factor appearing in such Item 1A. of Part I of the 2015 Annual Report is amended and restated in its entirety as follows:
Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy. They also require the filing of annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict the companies from implementing premium rate changes for property, casualty and health insurance policies, introducing new, or making changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and these new developments, see “Regulation” in Item 1 of the 2015 Annual Report.
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
One area where the legal and regulatory landscape is experiencing significant change is in connection with the mandated use of death verification databases by life insurance companies in their policy administration and claims handling practices. In recent years, many states have adopted new laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File, to varying degrees in order to ascertain if an insured may be deceased. More than twenty states have adopted such laws. Kemper cannot predict whether additional states will enact similar legislation or, if enacted, what form such legislation may take. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim, including due proof of death, as required by regulator-approved policy forms and the insurer was otherwise unaware of the insured’s death. In a related development, many states have expanded the application of their unclaimed property laws, particularly as they relate to life insurance proceeds, and the treasurers or controllers of a large number of states have engaged audit firms to examine the practices of life insurance companies with respect to the reporting and remittance of such proceeds under unclaimed property laws. The push to alter historic practices that were previously considered lawful and appropriate relative to both claims handling and remittance of life insurance policy proceeds under unclaimed property laws has caused the Company to be involved in compliance audits, market conduct examinations and litigation. In the third quarter of 2016, the Company voluntarily began implementing a comprehensive process to compare life insurance records against a DMF and other databases to determine if any of its insured may be deceased. See Note 1, “Basis of Presentation,” and Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements for further details.
The financial services industry, including insurance companies and their holding company systems, remains under regulatory scrutiny. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several developments have the potential to significantly impact such operations. This includes state adoption of extensive modifications to state holding company laws that substantially expand the oversight and examination powers of state insurance regulators beyond licensed insurance companies to their non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. In addition, the federal Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Acts”) have resulted in regulations affecting health insurers such as Reserve National, and potential changes to the state insurance regulatory system may result from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See the discussion of the Model Insurance Holding Company System Regulatory Act (the” NAIC model act”) and the Dodd-Frank Act under “Regulation” in Item 1 of the 2015 Annual Report.
These new developments and significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Kemper’s insurance subsidiaries to conduct and grow their businesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended September 30, 2016 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
July 2016	—	$—	—	$243.7
August 2016	2,715	$35.02	—	$243.7
September 2016	—	$—	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. See MD&A, “Liquidity and Capital Resources.”
Total Number of Shares Purchased in the preceding table include 2,715 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended September 30, 2016.
Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	November 3, 2016	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2016	/S/ RICHARD ROESKE
Richard Roeske
Vice President, Chief Accounting Officer and interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Letter Agreement with Frank J. Sodaro, former Chief Financial Officer, dated as of October 7, 2016					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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