Form 10-K
period 2016-12-31
KEMPER Corp
filed 2017-02-13
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.6 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 51,294,172 shares of common stock outstanding as of January 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2017 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2016 Annual Report on Form 10-K (the “2016 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2016 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2016 Annual Report, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition:
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate

•
Outcomes of state initiatives that could result in significant changes to, or interpretations of, unclaimed property laws or significant changes in claims handling practices with respect to life insurance policies, including the requirement to proactively use death verification databases, particularly any that involve retroactive application of new requirements to existing life insurance policy contracts;

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

•	Absolute and relative performance of the Company’s products and services, including, but not limited to, the level of success achieved in designing and introducing new insurance products;

•	The ability of the Company to maintain the availability of critical systems and manage technology initiatives cost-effectively to address insurance industry developments and regulatory requirements;

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
Kemper cannot provide any assurances that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2016 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

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
(a) GENERAL DEVELOPMENT OF BUSINESS
Registrant is a holding company incorporated under the laws of the State of Delaware in 1990, with equity securities traded on the New York Stock Exchange (the “NYSE”). On August 25, 2011, Registrant adopted its current name, Kemper Corporation, and changed its NYSE ticker symbol to KMPR. Prior to the name change, the Registrant was known as Unitrin, Inc. and traded on the NYSE under the ticker symbol UTR.
(b) BUSINESS SEGMENT FINANCIAL DATA
Financial information about Kemper’s business segments for the years ended December 31, 2016, 2015 and 2014 is contained in the following sections of this 2016 Annual Report and is incorporated herein by reference: (i) Note 18, “Business Segments,” to the Consolidated Financial Statements and (ii) MD&A.
(c) DESCRIPTION OF BUSINESS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 5,750 full-time associates supporting their operations, of which approximately 2,000 are employed in the Property & Casualty Insurance segment, approximately 3,250 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.

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
Earned premiums from automobile insurance accounted for 58%, 54% and 48% of the Company’s consolidated insurance premiums earned in 2016, 2015 and 2014, respectively. Revenues from automobile insurance accounted for 53%, 48% and 43% of Kemper’s consolidated revenues from continuing operations in 2016, 2015 and 2014, respectively. Automobile insurance products include personal automobile insurance, ranging from preferred to nonstandard risks, and commercial automobile insurance. Nonstandard personal automobile insurance policyholders tend to have difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Homeowners insurance accounted for 12%, 14% and 17% of the Company’s consolidated insurance premiums earned in 2016, 2015 and 2014, respectively. Homeowners insurance accounted for 12%, 13% and 15% of the Company’s consolidated revenues from continuing operations in 2016, 2015 and 2014, respectively.
The Property & Casualty Insurance segment is headquartered in Chicago, Illinois, and conducts business in more than 40 states and the District of Columbia. The segment’s insurance products are offered by approximately 18,000 independent insurance agents and brokers. As shown in the following table, five states provided 78% of the segment’s premium revenues in 2016.

State	Percentage of Total Premiums
California	51%
Texas	11
New York	9
North Carolina	5
Oregon	2
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS	2016	2015
Business Segments:
Property & Casualty Insurance	$884.1	$800.5
Life & Health Insurance	4.5	5.2
Total Business Segments	888.6	805.7
Discontinued Operations	38.6	51.0
Unallocated Reserves	4.2	6.1
Total Property and Casualty Insurance Reserves	$931.4	$862.8
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $16.7 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2016. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 57 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Development of property and casualty insurance losses and LAE from prior accident years for each of the Company’s continuing business segments and discontinued operations in 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2016	2015	2014
Continuing Operations:
Property & Casualty Insurance	$14.3	$12.9	$54.4
Life & Health Insurance	0.1	(1.4)	(0.9)
Total Favorable Development from Continuing Operations, Net	14.4	11.5	53.5
Discontinued Operations	6.3	8.6	3.6
Total Favorable Development, Net	$20.7	$20.1	$57.1
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
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2012-2015 accident years as of December 31, 2016, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2016. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2016 Annual Report utilize ISO’s definition of catastrophes.
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
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program for 2017 is provided by three three-year reinsurance contracts. The first reinsurance contract provides coverage over the three-year period of January 1, 2015 through December 31, 2017 (the “2015 Reinsurance Contract”). The 2015 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $300 million in excess of $50 million.The percentage of coverage under the 2015 Reinsurance Contract in the first, second and third years is 95%, 63.3% and 31.7%, respectively. Under the 2015 Reinsurance Contract, the participation of each reinsurer decreases by one-third in the second year and another one-third in the third year. Accordingly, the 2015 Reinsurance Contract provides coverage for 31.7% of losses on individual catastrophes of $300 million in excess of $50 million in 2017. The second reinsurance contract provides coverage over the three-year period of January 1, 2016 through December 31, 2018 (the “2016 Reinsurance Contract”). The 2016 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $300 million in excess of $50 million. Under the 2016 Reinsurance Contract, the percentage of coverage is 31.7% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2016 Reinsurance Contract provides coverage for 31.7% of losses on individual catastrophes of $300 million in excess of $50 million in 2017. The third reinsurance contract provides coverage over the three year period of January 1, 2017 through December 31, 2019 (the “2017 Reinsurance Contract”). The 2017 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, a $100 million reduction in the coverage for losses on individual catastrophes in excess of $50 million provided under the 2015 Reinsurance Contract and 2016 Reinsurance Contract. Under the 2017 Reinsurance Contract, the percentage of coverage is 31.7% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2017 Reinsurance Contract provides coverage for 31.7% of losses on individual catastrophes of $200 million in excess of $50 million in 2017.

Coverage provided under the combined programs for 2017 (January 1, 2017 to December 31, 2017) is provided in various layers as summarized below.

	Catastrophe Losses and LAE		Combined Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage (Combination of 2017, 2016 and 2015 Reinsurance Contracts)	50.0	150.0	95.0
2nd Layer of Coverage (2017 Reinsurance Contract)	150.0	250.0	31.7
2nd Layer of Coverage (Combination of 2016 and 2015 Reinsurance Contracts)	150.0	350.0	63.4
The coverage presented in the preceding table differs from the coverage provided in 2016. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the primary catastrophe reinsurance programs for the Property & Casualty Insurance segment for 2016. To maintain the same level and percentage of coverage in subsequent years as provided by the combined programs in 2017, the Property & Casualty Insurance segment will need to purchase additional reinsurance in the future for the portion of the coverage expiring in 2017, 2018 and 2019.
The estimated aggregate annual premium in 2017 for the combined programs presented in the preceding table is $12.1 million. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the combined programs require one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the second layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
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

Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2015, there were 1,205 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 9% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and admitted assets in 2015. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 27th largest writer as measured by net written premiums in 2015.
Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	101	91%
Net Written Premiums	62	94
Capital and Surplus	102	91
In 2015, the U.S. property and casualty insurance industry’s estimated net premiums written were $525 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2015 premium volume.
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
Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services.
Earned premiums from life insurance accounted for 17%, 19% and 21% of the Company’s consolidated insurance premiums earned in 2016, 2015 and 2014, respectively. Revenues from life insurance accounted for 23%, 25% and 27% of the Company’s consolidated revenues from continuing operations in 2016, 2015 and 2014, respectively. As shown in the following table, five states provided 51% of the premium revenues in this segment in 2016.

State	Percentage of Total Premiums
Texas	21%
Louisiana	12
Alabama	7
Mississippi	6
Florida	5
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 77% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,200 career agents to distribute insurance products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average about $21 per policy per month with an average face value of $5,400. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 49 states throughout the United States and has traditionally specialized in the sale of Medicare Supplement insurance and limited health insurance coverages, such as fixed indemnity and accident-only plans, primarily to individuals in rural areas who often do not have access to a broad array of accident and health insurance products tailored to meet their individual and family needs. Reserve National’s traditional distribution channel consists of approximately 400 independent agents.
Reserve National began expanding its distribution channels during 2013 by launching two marketing channel initiatives —Kemper Senior Solutions and Kemper Benefits. Kemper Senior Solutions markets life insurance and home health care products focusing on the individual, senior-age demographic of the market place. Kemper Benefits sells voluntary products in the employer market place. Brokers and non-exclusive independent agents are utilized to market and distribute products in these new distribution channels. Reserve National currently has approximately 4,000 independent agents appointed in connection with these initiatives.
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
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 6%, 6% and 7% in 2016, 2015 and 2014, respectively.
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

Premiums for policies sold by the Kemper Home Service Companies are set at levels designed to cover the relatively high cost of “in-home” servicing of such policies. As a result, Kemper Home Service Companies’ premiums have a higher expense load than the life insurance industry average.
Premiums for Medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulators.
Competition
Based on the most recent data published by A.M. Best, as of the end of 2015, there were 448 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 22% of life and health insurance company groups, as measured by admitted assets, net premiums written and capital and surplus. Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	88	80%
Net Written Premiums	96	78
Capital and Surplus	94	79
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
Regulation
Overview of State Regulation
Kemper’s insurance subsidiaries are subject to extensive regulation in the states in which they conduct business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, market conduct, trade practices, claims practices, transactions with affiliates, payment of dividends, investments and solvency. In addition, insurance regulatory authorities perform periodic examinations of an insurer’s financial condition, market conduct and other affairs.
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

Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state regulators require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2016, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC rules.
Guaranty Funds and Risk Pools
Kemper’s insurance subsidiaries are required to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies under the guaranty fund laws of most states in which they transact business. Kemper’s insurance subsidiaries are subject to certain fees imposed on health insurers by the federal Patient Protection and Affordable Care Act (“Affordable Care Act”), including the Health Insurance Providers Fee (subject to a moratorium on collection of the fee otherwise due in 2017 pursuant to the Consolidated Appropriations Act of 2016), but not the fees associated with the Reinsurance, Risk Adjustment and Risk Corridor programs, as Kemper’s insurance subsidiaries do not have any policies subject to those fees. Kemper’s insurance subsidiaries are also required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Kemper’s insurance subsidiaries is set in proportion to their voluntary writings of related lines of business in such states. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition” for a discussion of the impact of required participation in windstorm pools and joint underwriting associations on the ability of the Company to manage its exposure to catastrophic events.
Dividends and Other Transactions with Affiliates
Kemper and its insurance subsidiaries are also subject to the insurance holding company laws of the states in which they are domiciled or commercially domiciled. Certain dividends and distributions by an insurance subsidiary are subject to prior approval by the insurance regulators of its state of domicile. See Item 1A., “Risk Factors,” under the caption “The ability of Kemper to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.” Other significant transactions between an insurance subsidiary and its holding company or other affiliates may require approval by insurance regulators in the state of domicile of each participating insurance subsidiary.
Cybersecurity Regulation
Insurance regulators have been focusing increased attention on data security during financial exams, and new laws and regulations are pending that would impose new requirements and standards for protecting personally identifiable information of insurance company policyholders. For example, the New York Department of Financial Services has proposed a comprehensive cybersecurity regulation that is expected to become effective during 2017. In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and is working on a new model data security law that is expected to incorporate the directives and impose additional requirements on insurance companies to the extent ultimately adopted by applicable state legislation. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.
Holding Company Regulation, Including Enterprise Risk Management and Governance
Nearly half of all states have adopted extensive modifications to their holding company laws. These modifications impose new reporting requirements on Kemper and substantially expand the oversight and examination powers of state insurance regulators to assess enterprise risks within the entire holding company system that may arise from operations of Kemper’s insurance and non-insurance subsidiaries. They also impose new reporting requirements on Kemper as the ultimate controlling person of its insurance company subsidiaries in respect of, among other things, affiliated transactions and divestiture of controlling interests in such insurance companies.

In addition, the Company is subject to new laws that require insurers to maintain an enterprise risk management (“ERM”) framework, perform regular assessments of the adequacy of the ERM framework and the company’s solvency and file an annual ERM assessment summary report. The Company is also required to submit an annual disclosure with its lead state regulator with information about board structure, policies, meeting frequency and oversight of critical risk areas and practices of Kemper and/or its insurance company subsidiaries.
Additional regulation has also resulted from other measures in recent years including, among other things, tort reform, the federal Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Acts”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), consumer privacy and data security requirements, credit score regulation, producer compensation regulations, cybersecurity and financial services regulation initiatives.
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

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider all of these factors along with the other information included in this 2016 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy. They also require the filing of annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict the companies from implementing premium rate changes for property, casualty and health insurance policies, introducing new, or making changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and related emerging developments, see “Regulation” in Item 1, beginning on page 10.
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
One area where the legal and regulatory landscape is experiencing significant change is in connection with the mandated use of death verification databases (a “DMF”) by life insurance companies in their policy administration and claims handling practices. In recent years, many states have adopted new laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File, to varying degrees in order to ascertain if an insured may be deceased. More than twenty states have adopted such laws, and Kemper cannot predict whether additional states will enact similar legislation or, if enacted, what form such legislation may take. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim, including proof of death, as required by regulator-approved policy forms and the insurer was otherwise unaware of the insured’s death. In a related development, many states have expanded the application of their unclaimed property laws, particularly as they relate to life insurance proceeds, and the treasurers or controllers of a large number of states have engaged audit firms to examine the practices of life insurance companies with respect to the reporting and remittance of such proceeds under unclaimed property laws. The push to alter historic practices that were previously considered lawful and appropriate relative to both claims handling and remittance of life insurance policy proceeds under unclaimed property laws has caused the Company to be involved in compliance audits, market conduct examinations and litigation. In the third quarter of 2016, the Company voluntarily began implementing a comprehensive process to compare life insurance records against a DMF and other databases to determine if any of its insured may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for further details.
The financial services industry, including insurance companies and their holding company systems, remains under regulatory scrutiny. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several developments have the potential to significantly impact such operations. This includes increased regulatory focus on cybersecurity and state adoption of extensive modifications to state holding company laws that substantially expand the oversight and examination powers of state insurance regulators beyond licensed insurance companies to their non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. In addition, the Health Care Acts have resulted in regulations affecting health insurers such as Reserve National, and potential changes to the state insurance regulatory system may result from the Dodd-Frank Act. See the discussion of these matters under “Regulation” in Item 1, beginning on page 10.
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
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to business practices in the industry in which Kemper and its subsidiaries operate. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters often raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is deemed to be remote using traditional legal analysis, juries sometimes substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could materially and adversely affect the Company’s financial results for any given period.
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
Changes in the availability and cost of catastrophe reinsurance and in the ability of reinsurers to meet their obligations could result in Kemper’s insurance subsidiaries retaining more risk and could adversely and materially affect the Company’s results of operations, financial condition and/or liquidity.
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
A downgrade in the ratings of Kemper or its insurance subsidiaries could materially and adversely affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. Ratings agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings following developments that they deem negative. This can include factors directly related to the Company, such as an increase in the catastrophic risk retained by Kemper’s insurance subsidiaries, or developments in industry or general economic conditions. A downgrade by A.M. Best in the ratings of Kemper’s insurance subsidiaries, particularly those operating in the preferred and standard market or offering homeowners insurance, could result in a substantial loss of business if independent agents and brokers or policyholders of such subsidiaries move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could materially and adversely affect the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to access the capital markets or may increase the cost to refinance existing debt.
The insurance industry is highly competitive, making it difficult to grow profitability and within expectations of investors.
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as quality of management, product pricing, service quality, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Sophistication of pricing segmentation;

•	Design and introduction of insurance products to meet emerging consumer trends;

•	Selection and retention of agents and other business partners;

•	Compensation paid to agents;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Effectiveness of marketing materials and name recognition;

•	Product and technological innovation;

•	Ability to settle claims timely and efficiently;

•	Ability to detect and prevent fraudulent insurance claims;

•	Effectiveness of deployment and use of information technology across all aspects of operations;

•	Ability to control operating expenses;

•	Financial strength ratings; and

•	Quality of services provided to, and ease of doing business with, independent agents and brokers or policyholders.
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
Technology initiatives, particularly large, multi-year initiatives, to address business developments and regulatory requirements present significant economic and competitive challenges to the Company. Failure to complete and implement such initiatives in a timely manner could result in incurring internal use software development costs that may not be recoverable and the inability to meet emerging consumer and competitive needs which may result in the loss of business.
Data and analytics play an increasingly important role in the insurance industry. While technology developments can facilitate the use of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can present significant economic and organizational challenges to the Company and potential short-term cost and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time. For example, in 2015 and 2014, the Company wrote off costs that had been capitalized in connection with multi-year computer software development projects related to systems that had been intended to replace certain aging systems of the Company’s Property & Casualty Insurance segment. Accordingly, the Company is in the process of undertaking new multi-year projects to replace these aging systems, as well as certain aging systems in its Life & Health Insurance segment.
In addition, due to the highly-regulated nature of the financial services industry, the Company faces rising costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace the Company’s aging systems and to comply with new regulatory requirements as needed over time are expected to be material. Due to the complexities involved and the results of the Company’s past attempts to replace its aging systems, there can be no assurances that new multi-year projects will be successful and that the costs incurred to develop and implement the replacement systems will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from the Company’s inability to design and introduce new insurance products to meet emerging consumer and competitive trends.
Failure to maintain the security of personal data may result in lost business, reputational harm, legal costs and regulatory penalties.
Kemper’s insurance subsidiaries obtain and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. An increasing array of laws and regulations govern the use and storage of such data, including, for example, social security numbers, credit card data and protected health information. Despite the implementation of various security measures, the Company’s data systems, or those of its third party administrators and other business partners working on behalf of the Company, may be vulnerable to security breaches due to the increasing sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as equipment and system failures and inadvertent errors, negligence or intentional misconduct of employees and/or contractors. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These increased risks and expanding regulatory requirements related to personal data privacy and security expose the Company to potential data loss and resulting damages, regulatory fines and other liabilities, reputational risk and significant increases in compliance and litigation costs. Although Kemper maintains cyber risk insurance, there is no guarantee that it will be sufficient to cover all of the costs of one or more data breach incidents that could occur.
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

Failure to maintain the availability of critical systems may result in lost business, reputational harm, legal costs and regulatory penalties.
The Company’s business operations rely on the continuous availability of its computer systems, including computer systems used by third party administrators working on behalf of the Company. In addition to disruptions caused by cyber-attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes. The failure of the Company, or its third party administrators or other business partners, to maintain business continuity in the wake of such events may prevent the timely completion of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, treasury and investment operations and payroll. These failures could result in significant loss of business, fines and litigation.
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
The Company has also benefited from certain tax laws related to its investment portfolio, including dividends received deductions and tax-exempt municipal securities. Changes in tax laws may have a detrimental effect on the after-tax return of the Company’s investment portfolio. A reduction in income tax rates also could also reduce the demand for tax-preference securities and result in a decline in the value of the Company’s investment portfolio of such securities.
The Company’s entire investment portfolio is subject to broad risks inherent in the financial markets, including, but not limited to, inflation, regulatory changes, inactive capital markets, governmental and social stability, economic outlooks, unemployment and recession. Changes to these risks and how the market perceives them may impact the financial performance of the Company’s investments.
Kemper and its insurance subsidiaries are subject to various capital adequacy measurements that are significantly impacted by various characteristics of their invested assets, including, but not limited to, asset type, class, duration and credit rating. The Company’s insurance subsidiaries are also subject to various limitations on the amounts at which they can invest in individual assets or certain asset classes in the aggregate. Asset risk is one factor used by insurance regulators and rating agencies to determine required capital for Kemper’s insurance subsidiaries. Accordingly, a deterioration in the quality of the investments held by Kemper’s insurance subsidiaries or an increase in the investment risk inherent in their investment portfolios could increase capital requirements. See the risk factor below under the title “The ability of Kemper to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.” These factors may inhibit the Company from shifting its investment mix to produce higher returns. The Company is also subject to concentration of investment risk to the extent that the portfolio is heavily invested, at any particular time, in specific asset types, classes, industries, sectors or collateral types, among other defining features. Developments and the market’s perception thereof in any of these concentrations may exacerbate the negative effects on the Company’s investment portfolio compared to other companies.
The determination of the fair values of the Company’s investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be materially different than the actual economic outcome.
The Company holds a significant amount of assets without readily available, active, quoted market prices or for which fair value cannot be measured from actively quoted prices. These assets are generally deemed to require a higher degree of judgment in measuring fair value. The assumptions used by management to measure fair values could turn out to be different than the actual amounts that may be realized in an orderly transaction with a willing market participant could be either lower or higher than the Company’s estimates of fair value.
The Company reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. This evaluation is based on subjective factors, assumptions and estimates and may be materially different than the actual economic outcome, which may result in the Company recognizing additional losses in the future as new information emerges or recognizing losses currently that may never materialize in the future in an orderly transaction with a willing market participant.
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
The ability of Kemper to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy seven buildings located in six states consisting of approximately 25,000 square feet in the aggregate. One of Kemper’s subsidiaries owns one building totaling approximately 2,000 square feet which was vacant at December 31, 2016. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries.
Leased Facilities
The Company leases five floors, or approximately 67,000 square feet, in a 41-story office building in Chicago for its corporate headquarters and Property & Casualty Insurance segment’s headquarters. The lease expires in September 2023. Kemper’s Property & Casualty Insurance segment leases facilities with an aggregate square footage of approximately 462,000 at 14 locations in nine states. The latest expiration date of the existing leases is in June 2025. Kemper’s Life & Health Insurance segment leases facilities with aggregate square footage of approximately 472,000 at 127 locations in 28 states. The latest expiration date of the existing leases is in January 2025. Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at two locations in two states. The latest expiration date of the existing leases is in December 2018.
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
Market Information
Kemper’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “KMPR.” Quarterly information pertaining to market prices of Kemper common stock in 2016 and 2015 is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Dec 31, 2016
Common Stock Market Prices:
High	$36.73	$33.20	$39.52	$45.95	$45.95
Low	23.51	28.42	30.87	35.30	23.51
Close	29.57	30.98	39.32	44.30	44.30

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Dec 31, 2015
Common Stock Market Prices:
High	$40.13	$40.12	$40.28	$41.65	$41.65
Low	34.31	35.06	34.08	34.43	34.08
Close	38.96	38.55	35.37	37.25	37.25
Holders
As of January 19, 2017, the number of record holders of Kemper’s common stock was 3,658.

Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Dec 31, 2016
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Dec 31, 2015
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 9, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
Information pertaining to purchases of Kemper common stock for the three months ended December 31, 2016 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
October 2016	—	—	—	$243.7
November 2016	—	—	—	$243.7
December 2016	42,444	$43.42	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to 300 million of Kemper’s common stock. The repurchase program has no expiration date. See MD&A, “Liquidity and Capital Resources.”
The preceding table includes 42,444 shares withheld or surrendered to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2016.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2011 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2011	2012	2013	2014	2015	2016
Kemper Corporation	$100.00	$104.32	$148.66	$134.83	$142.71	$174.63
S&P MidCap 400 Index	100.00	117.88	157.37	172.74	168.98	204.03
S&P Supercomposite Insurance Index	100.00	119.12	173.60	188.73	195.60	232.51

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2016	2015	2014	2013	2012
FOR THE YEAR
Earned Premiums	$2,220.0	$2,009.6	$1,862.2	$2,025.8	$2,107.1
Net Investment Income	298.3	302.6	309.1	314.7	295.9
Other Income	3.2	3.7	1.4	0.8	0.8
Net Realized Gains on Sales of Investments	33.1	52.1	39.1	99.1	65.4
Net Impairment Losses Recognized in Earnings	(32.7)	(27.2)	(15.2)	(13.9)	(6.9)
Total Revenues	$2,521.9	$2,340.8	$2,196.6	$2,426.5	$2,462.3
Income from Continuing Operations	$12.7	$80.2	$112.6	$214.5	$91.8
Income from Discontinued Operations	4.1	5.5	1.9	3.2	11.6
Net Income	$16.8	$85.7	$114.5	$217.7	$103.4
Per Unrestricted Share:
Income from Continuing Operations	$0.25	$1.55	$2.08	$3.75	$1.55
Income from Discontinued Operations	0.08	0.10	0.04	0.06	0.20
Net Income	$0.33	$1.65	$2.12	$3.81	$1.75
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$0.25	$1.55	$2.08	$3.74	$1.54
Income from Discontinued Operations	0.08	0.10	0.04	0.06	0.20
Net Income	$0.33	$1.65	$2.12	$3.80	$1.74
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96	$0.96	$0.96
AT YEAR END
Total Assets	$8,210.5	$8,036.1	$7,833.4	$7,656.4	$8,009.1
Insurance Reserves	$4,406.7	$4,203.8	$4,007.6	$4,061.0	$4,132.2
Unearned Premiums	618.7	613.1	536.9	598.9	650.9
Long-term Debt, Current and Non-current	751.6	750.6	752.1	606.9	611.4
All Other Liabilities	458.3	476.2	446.1	338.1	452.9
Total Liabilities	6,235.3	6,043.7	5,742.7	5,604.9	5,847.4
Shareholders’ Equity	1,975.2	1,992.4	2,090.7	2,051.5	2,161.7
Total Liabilities and Shareholders’ Equity	$8,210.5	$8,036.1	$7,833.4	$7,656.4	$8,009.1
Book Value Per Share	$38.52	$38.82	$39.88	$36.86	$36.98

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $16.8 million ($0.33 per unrestricted common share) for the year ended December 31, 2016, compared to $85.7 million ($1.65 per unrestricted common share) for the year ended December 31, 2015. Income from Continuing Operations was $12.7 million ($0.25 per unrestricted common share) in 2016, compared to $80.2 million ($1.55 per unrestricted common share) in 2015.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (a non-GAAP financial measure) and to Net Income for the years ended December 31, 2016, 2015 and 2014 is presented below.

DOLLARS IN MILLIONS	2016	2015	Increase (Decrease) in Income from 2015 to 2016	2014	Increase (Decrease) in Income from 2014 to 2015
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(2.9)	$26.7	$(29.6)	$24.9	$1.8
Life & Health Insurance	30.3	71.7	(41.4)	91.8	(20.1)
Total Segment Net Operating Income	27.4	98.4	(71.0)	116.7	(18.3)
Unallocated Net Operating Loss	(15.0)	(28.5)	13.5	(19.6)	(8.9)
Consolidated Net Operating Income	12.4	69.9	(57.5)	97.1	(27.2)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	21.5	33.9	(12.4)	25.4	8.5
Net Impairment Losses Recognized in Earnings	(21.2)	(17.7)	(3.5)	(9.9)	(7.8)
Loss from Early Extinguishment of Debt	—	(5.9)	5.9	—	(5.9)
Income from Continuing Operations	12.7	80.2	(67.5)	112.6	(32.4)
Income from Discontinued Operations	4.1	5.5	(1.4)	1.9	3.6
Net Income	$16.8	$85.7	$(68.9)	$114.5	$(28.8)
Net Income
2016 Compared with 2015
The Company’s net income decreased by $68.9 million in 2016, compared to 2015. In the Property & Casualty Insurance segment, segment net operating results deteriorated by $29.6 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower insurance expenses as a percentage of earned premiums and the impact of the write-off of internal use software in 2015. See MD&A, “Property & Casualty Insurance,” beginning on page 30 for additional discussion of the segment’s results. See MD&A, “Write-offs of Long-lived Assets,” beginning on page 51 for additional information related to the internal use software write-off. In the Life & Health Insurance segment, segment net operating income decreased by $41.4 million due primarily to a $50.5 million after-tax charge to recognize the impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products, partially offset by the impact of an adjustment recorded in 2015 to correct deferred premium reserves on certain limited pay life insurance policies and lower Insurance Expenses. See MD&A, “Life & Health Insurance,” beginning on page 40 for additional discussion of the segment’s results. The Company’s results were also significantly and negatively impacted in 2016, compared to 2015, by lower net realized gains on sales of investments and positively impacted in 2016, compared to 2015, from a loss from early extinguishment of debt in 2015. See MD&A, “Investment Results,” beginning on page 45 and MD&A, “Liquidity and Capital Resources,” beginning on page 52 for additional discussion.
2015 Compared with 2014
The Company’s net income decreased by $28.8 million in 2015, compared to 2014. In the Property & Casualty Insurance segment, segment net operating income increased by $1.8 million due primarily to a lower amount of write-offs of internal use software, lower insurance expenses as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of earned premiums and a lower level of favorable loss and LAE reserve development. See MD&A, “Property & Casualty Insurance,” beginning on page 30 for additional discussion of the segment’s results. See MD&A, “Write-offs of Long-lived Assets,” beginning on page 51 for additional information related to the internal use software write-offs. In the Life & Health Insurance segment, segment

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
net operating income decreased by $20.1 million due primarily to a $13.9 million after-tax dividend in 2014 from an investment that had sold substantially all of its operations, an after-tax adjustment to earned premiums of $4.9 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies, and higher policyholders’ benefits on life insurance. See MD&A, “Life & Health Insurance,” beginning on page 40 for additional discussion of the segment’s results. The Company’s results were also significantly and negatively impacted in 2015, compared to 2014, by higher net impairment losses recognized in earnings and a loss from early extinguishment of debt in 2015, partially offset by higher net realized gains on sales of investments. See MD&A, “Investment Results,” beginning on page 45 and MD&A, “Liquidity and Capital Resources,” beginning on page 52 for additional discussion.
Revenues
2016 Compared with 2015
Earned Premiums were $2,220.0 million in 2016, compared to $2,009.6 million in 2015, an increase of $210.4 million. Earned Premiums increased by $199.6 million and $10.8 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Property & Casualty Insurance,” beginning on page 30 and MD&A, “Life & Health Insurance,” beginning on page 40 for discussion the changes in each segment’s earned premiums.
Net Investment Income decreased by $4.3 million in 2016 due primarily to lower investment returns from Alternative Investments, lower levels and lower returns on investments in equity securities excluding alternative investments, and higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities. Net Investment Income from Alternative Investments which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities decreased by $9.2 million. Alternative investment income from Equity Method Limited Liability Investments and Fair Value Option Investments decreased by
$11.5 million and $2.1 million, respectively, for the year ended December 31, 2016, compared to the same period in 2015, while alternative investment income from other limited liability investments included in Equity Securities increased by $4.4 million. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 45 for additional discussion.
Net Realized Gains on Sales of Investments were $33.1 million in 2016, compared to $52.1 million in 2015. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 46 for additional discussion. Net Impairment Losses Recognized in Earnings for the years ended December 31, 2016 and 2015 were $32.7 million and $27.2 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 47 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
2015 Compared with 2014
Earned Premiums were $2,009.6 million in 2015, compared to $1,862.2 million in 2014, an increase of $147.4 million. Earned Premiums increased by $165.7 million in the Property & Casualty Insurance segment and decreased by $18.3 million. in the Life & Health Insurance segment. See MD&A, “Property & Casualty Insurance,” beginning on page 30 and MD&A, “Life & Health Insurance,” beginning on page 40 for discussion the changes in each segment’s earned premiums.
Net Investment Income decreased by $6.5 million in 2015, compared to 2014, due primarily to lower investment income from Alternative Investments, partially offset by higher investment income from investments in fixed income securities. Net Investment Income from Alternative Investments decreased by $12.2 million due primarily to a $21.8 million dividend in 2014 from an investment that had sold substantially all of its operations, partially offset by higher investment income from Equity Method Limited Liability Investments.See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 45 for additional discussion.
Net Realized Gains on Sales of Investments were $52.1 million in 2015, compared to $39.1 million in 2014. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 46 for additional discussion. Net Impairment Losses Recognized in Earnings were $27.2 million in 2015, compared to $15.2 million in 2014. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 47 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.

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
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2016, 2015 and 2014 are presented below.

	Year Ended
	Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	39	$37.6	37	$43.6	27	$31.1
$5 - $10	2	13.5	3	24.7	3	20.4
$10 - $15	—	—	—	—	1	13.1
$15 - $20	—	—	—	—	—	—
$20 - $25	—	—	—	—	—	—
Greater Than $25	2	64.0	—	—	1	33.9
Total	43	$115.1	40	$68.3	32	$98.5

Property & Casualty Insurance		$109.6		$64.5		$96.5
Life & Health Insurance		5.5		3.8		2.0
Total Catastrophe Losses and LAE		$115.1		$68.3		$98.5
2016 Compared with 2015
As shown in the preceding table, catastrophe losses and LAE increased for the year ended December 31, 2016, compared to 2015, due primarily to two significant catastrophe events in 2016 exceeding $25 million of losses (a hailstorm in Texas in March with losses and LAE of $36.0 million and another hailstorm in Texas in April with losses and LAE of $28.0 million), compared to no such events in 2015, partially offset by lower severity of events below $10 million of losses in 2016, compared to 2015.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and a primary catastrophe reinsurance program for the Property & Casualty Insurance segment. Coverage for this segment’s primary catastrophe reinsurance program is provided in various layers. The Property & Casualty Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its primary catastrophe reinsurance program. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment has not carried any other catastrophe reinsurance since 2012, primarily due to actions taken by KHSC to reduce its exposures to catastrophes.
See the “Reinsurance” subsections of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2016, 2015 and 2014 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2016	2015	2014
Property & Casualty Insurance:
Non-catastrophe	$4.9	$(5.0)	$(38.6)
Catastrophe	(19.2)	(7.9)	(15.8)
Total	(14.3)	(12.9)	(54.4)
Life & Health Insurance:
Non-catastrophe	—	1.3	(0.2)
Catastrophe	(0.1)	0.1	1.1
Total	(0.1)	1.4	0.9
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	4.9	(3.7)	(38.8)
Catastrophe	(19.3)	(7.8)	(14.7)
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(14.4)	$(11.5)	$(53.5)
See MD&A, “Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2016 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the years ended December 31, 2016, 2015 and 2014.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE
Selected financial information for the Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2016	2015	2014
Net Premiums Written	$1,620.9	$1,406.2	$1,189.1
Earned Premiums	$1,614.8	$1,415.2	$1,249.5
Net Investment Income	72.4	73.3	72.7
Other Income	0.5	0.6	0.5
Total Revenues	1,687.7	1,489.1	1,322.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,223.9	1,034.6	845.2
Catastrophe Losses and LAE	109.6	64.5	96.5
Prior Years:
Non-catastrophe Losses and LAE	4.9	(5.0)	(38.6)
Catastrophe Losses and LAE	(19.2)	(7.9)	(15.8)
Total Incurred Losses and LAE	1,319.2	1,086.2	887.3
Insurance Expenses, Excluding Write-offs of Long-lived Assets	385.7	368.1	353.7
Write-offs of Long-lived Assets	—	11.1	54.6
Operating Profit (Loss)	(17.2)	23.7	27.1
Income Tax Benefit (Expense)	14.3	3.0	(2.2)
Segment Net Operating Income (Loss)	$(2.9)	$26.7	$24.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.8%	73.2%	67.7%
Current Year Catastrophe Losses and LAE Ratio	6.8	4.6	7.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	(0.4)	(3.1)
Prior Years Catastrophe Losses and LAE Ratio	(1.2)	(0.6)	(1.3)
Total Incurred Loss and LAE Ratio	81.7	76.8	71.0
Insurance Expense Ratio, Excluding Write-offs of Long-lived Assets	23.9	26.0	28.3
Impact on Ratio from Write-offs of Long-lived Assets	—	0.8	4.4
Combined Ratio	105.6%	103.6%	103.7%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	75.8%	73.2%	67.7%
Insurance Expense Ratio, Excluding Write-offs of Long-lived Assets	23.9	26.0	28.3
Impact on Ratio from Write-offs of Long-lived Assets	—	0.8	4.4
Underlying Combined Ratio	99.7%	100.0%	100.4%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	99.7%	100.0%	100.4%
Current Year Catastrophe Losses and LAE Ratio	6.8	4.6	7.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	(0.4)	(3.1)
Prior Years Catastrophe Losses and LAE Ratio	(1.2)	(0.6)	(1.3)
Combined Ratio as Reported	105.6%	103.6%	103.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2016		Dec 31, 2015
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	39	$33.0	37	$40.9
$5 - $10	2	13.2	3	23.6
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	2	63.4	—	—
Total	43	$109.6	40	$64.5
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2016	Dec 31, 2015
Insurance Reserves:
Automobile	$754.1	$656.3
Homeowners	88.9	98.9
Other	41.1	45.3
Insurance Reserves	$884.1	$800.5
Insurance Reserves:
Loss Reserves:
Case	$598.0	$537.1
Incurred But Not Reported	158.2	147.6
Total Loss Reserves	756.2	684.7
LAE Reserves	127.9	115.8
Insurance Reserves	$884.1	$800.5
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
Acquisition of Alliance United
As discussed in Note 3, “Acquisition of Business,” to the Consolidated Financial Statements, the Company completed its acquisition of Alliance United on April 30, 2015. Alliance United is a provider of nonstandard personal automobile insurance in California and has added significant scale to the Property & Casualty Insurance segment’s premium base. The results of Alliance United’s operations have been included in the Company’s consolidated results since the date of its acquisition, which can obscure certain comparisons of year-over-year results, particularly when analyzing overall segment results as well as the nonstandard personal automobile insurance line of business. To focus on the performance of the segment’s legacy business, certain comparisons exclude Alliance United’s impact on the segment’s results.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Overall
2016 Compared with 2015
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $2.9 million for the year ended December 31, 2016, compared to Segment Net Operating Income of $26.7 million in 2015. Segment net operating results deteriorated by $29.6 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and higher net operating losses from Alliance United, largely due to it being included in 2016 results for the full year. The deterioration was partially offset by lower underlying losses and LAE as a percentage of earned premiums in the legacy business and the write-off of internal-use software in 2015.
Earned Premiums in the Property & Casualty Insurance segment increased by $199.6 million in 2016, compared to 2015. Excluding the $235.9 million impact from Alliance United, earned premiums decreased by $36.3 million, as lower volume accounted for a decrease of $55.6 million, while higher average earned premium accounted for an increase of $19.3 million. Excluding Alliance United, the lower volume was driven primarily by preferred personal automobile insurance, homeowners insurance and nonstandard personal automobile insurance, which had volume decreases of $28.3 million, $11.9 million and $9.0 million, respectively. Excluding Alliance United, the increase in average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $15.3 million.
Net Investment Income in the Property & Casualty Insurance segment decreased by $0.9 million in 2016,, compared to 2015, due primarily to lower investment income from Alternative Investments and a lower level of non-alternative investments, partially offset by investment income from the investments acquired from the acquisition of, and the capital contributed to, Alliance United and higher yields on non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $20.2 million in 2016, compared to $25.3 million in 2015.
Underlying losses and LAE as a percentage of earned premiums were 75.8% in 2016, an increase of 2.6 percentage points, compared to 2015. Alliance United, which runs at a higher underlying losses and LAE ratio but lower insurance expense ratio, added 8.4 percentage points to the overall underlying losses and LAE ratio in 2016, compared to adding 4.8 percentage points in 2015. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 67.4% in 2016, compared to 68.4% in 2015, or a decrease of 1.0 percentage points, as all product lines improved with the exception of preferred personal automobile insurance, which deteriorated. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $109.6 million in 2016, compared to $64.5 million in 2015, which is an increase of $45.1 million due primarily to two separate hailstorms in Texas—one in March 2016 with estimated losses and LAE of $36.0 million and another in April 2016 with estimated losses and LAE of $27.4 million. The increase was partially offset by reduced severity of catastrophic events with losses and LAE (excluding reserve development) of less than $10 million in 2016, compared to 2015. Excluding the impact of Alliance United, favorable loss and LAE reserve development (including favorable catastrophe reserve development of $19.2 million in 2016 and $7.9 million in 2015) was $19.4 million in 2016, compared to $20.6 million in 2015.
Insurance expenses were $385.7 million, or 23.9% of earned premiums, in 2016. Excluding a write-off of a long-lived asset, insurance expenses were $368.1 million, or 26.0% of earned premiums, in 2015. The improvement in the ratio of 2.1 percentage points from 2015 to 2016 was due primarily to the inclusion of Alliance United, which runs at a lower insurance expense ratio, for a full year in 2016. Excluding the impact of the write-off and Alliance United, insurance expenses decreased by $12.7 million in 2016, compared to 2015, and decreased as a percentage of earned premiums from 28.8% in 2015 to 28.4% in 2016.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement. Tax-exempt investment income and dividends received deductions were $23.7 million in 2016, compared to $22.6 million in 2015. Indemnification recoveries result in an adjustment to the tax purchase price and are excluded from the determination of taxable income and income tax expense. Estimated indemnification recoveries recognized in earnings were $0.7 million in 2016, all of which has been reported as a reduction of Insurance Expenses. Estimated indemnification recoveries recognized in earnings were $10.4 million in 2015, of which $5.9 million has been reported as a reduction of Incurred Losses and LAE and $4.5 million has been recorded as a reduction of Insurance Expenses.

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
Earned Premiums in the Property & Casualty Insurance segment increased by $165.7 million. Excluding the $272.9 million impact from Alliance United, earned premiums decreased by $107.2 million, as lower volume accounted for a decrease of $127.4 million, while higher average earned premium accounted for an increase of $20.2 million. Excluding Alliance United, the lower volume was driven primarily by preferred personal automobile insurance, homeowners insurance and nonstandard personal automobile insurance, which had volume decreases of $80.2 million, $32.0 million and $8.8 million, respectively. Excluding Alliance United, the increase in average earned premium was driven primarily by nonstandard personal automobile insurance, homeowners insurance and preferred personal automobile insurance, which had increases of $8.2 million, $5.9 million and $4.2 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $0.6 million for the year ended December 31, 2015, compared to the same period in 2014, due primarily to higher investment income from Alternative Investments, higher yields on fixed income securities and investment income from the investments acquired from the acquisition of and, the capital contributed to, Alliance United, partially offset by lower dividends on equity securities and lower levels of allocated investments resulting from a decline in the level of capital needed to support the legacy business. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $25.3 million in 2015, compared to $ 22.2 million in 2014.
Underlying losses and LAE as a percentage of earned premiums were 73.2% in 2015, an increase of 5.5 percentage points, compared to 2014. Alliance United, which runs at a higher underlying losses and LAE ratio but lower insurance expense ratio, added 4.8 percentage points to the overall underlying losses and LAE ratio. Excluding the impact of Alliance United, underlying losses and LAE as a percentage of earned premiums were 68.4% in 2015, compared to 67.7% in 2014, or an increase of 0.7 percentage points, as nonstandard personal automobile insurance, homeowners insurance and commercial automobile insurance deteriorated, while preferred personal automobile insurance and other personal insurance improved. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $64.5 million in 2015, compared to $96.5 million in 2014, which is a decrease of $32.0 million due primarily to two catastrophe events in 2014 that exceeded $10.0 million of losses and LAE, compared to no such events in 2015, partially offset by an increase in the number of catastrophe events in 2015 with losses and LAE less than $5 million. Excluding the impact of Alliance United, favorable loss and LAE reserve development (including favorable catastrophe reserve development of $7.9 million in 2015 and $15.8 million in 2014) was $20.6 million in 2015, compared to $54.4 million in 2014.
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
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement. Tax-exempt investment income and dividends received deductions were $22.6 million in 2015, compared to $20.9 million in 2014. Indemnification recoveries result in an adjustment

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
to the tax purchase price and are excluded from the determination of taxable income and income tax expense. Estimated indemnification recoveries recognized in earnings were $10.4 million in 2015, of which $5.9 million has been reported as a reduction of Incurred Losses and LAE and $4.5 million has been recorded as a reduction of Insurance Expenses.
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

DOLLARS IN MILLIONS	2016	2015	2014
Net Premiums Written	$426.1	$434.5	$486.2
Earned Premiums	$424.6	$449.9	$525.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$308.0	$319.5	$377.4
Catastrophe Losses and LAE	11.6	3.0	8.9
Prior Years:
Non-catastrophe Losses and LAE	4.9	(15.0)	(31.5)
Catastrophe Losses and LAE	(0.3)	(0.2)	(0.3)
Total Incurred Losses and LAE	$324.2	$307.3	$354.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.6%	70.9%	71.8%
Current Year Catastrophe Losses and LAE Ratio	2.7	0.7	1.7
Prior Years Non-catastrophe Losses and LAE Ratio	1.2	(3.3)	(6.0)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)
Total Incurred Loss and LAE Ratio	76.4%	68.3%	67.4%
2016 Compared with 2015
Earned premiums in preferred personal automobile insurance decreased by $25.3 million in 2016, compared to 2015, as lower volume accounted for a decrease of $28.3 million, while higher average earned premium accounted for an increase of $3.0 million. The run-off of the direct-to-consumer business accounted for 60% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $324.2 million, or 76.4% of earned premiums, in 2016, compared to $307.3 million, or 68.3% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to an unfavorable change in loss and LAE reserve development, higher incurred catastrophe losses and LAE (excluding reserve development) and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 72.6% in 2016, compared to 70.9% in 2015, which was a deterioration of 1.7 percentage points due primarily to slightly higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $11.6 million in 2016, compared to $3.0 million in 2015. This increase was driven primarily by the two aforementioned hailstorms in Texas in 2016. Loss and LAE reserve development was adverse by $4.6 million in 2016, compared to favorable development of $15.2 million in 2015.
2015 Compared with 2014
Earned premiums in preferred personal automobile insurance decreased by $76.0 million in 2015, compared to 2014, as lower volume accounted for a decrease of $80.2 million, while higher average earned premium accounted for an increase of $4.2 million. The run-off of the direct-to-consumer business accounted for approximately 30% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $307.3 million, or 68.3% of earned premiums, in 2015, compared to $354.5 million, or 67.4% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development, partially offset by lower incurred catastrophe losses and LAE (excluding reserve development) and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 70.9% in 2015, compared to 71.8% in 2014, which was an improvement of 0.9 percentage points due primarily to higher average earned premium and lower frequency of claims on bodily

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
injury, uninsured/underinsured motorists, property damage and comprehensive coverages, partially offset by higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $3.0 million in 2015, compared to $8.9 million in 2014. Favorable loss and LAE reserve development was $15.2 million in 2015, compared to $31.8 million in 2014.
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line for the years ended December 31, 2016, 2015 and 2014 is presented in the following table. The results for the year ended December 31, 2015 for Alliance United include only the last eight months of the period, which is the period since the date of acquisition.

	2016			2015			2014
DOLLARS IN MILLIONS	Legacy	Alliance United	Total	Legacy	Alliance United	Total	Legacy
Net Premiums Written	$317.7	$514.9	$832.6	$310.9	$285.1	$596.0	$302.8

Earned Premiums	$311.2	$508.8	$820.0	$304.9	$272.9	$577.8	$305.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$236.1	$478.2	$714.3	$247.6	$253.3	$500.9	$238.6
Catastrophe Losses and LAE	5.6	0.1	5.7	3.7	—	3.7	3.8
Prior Years:
Non-catastrophe Losses and LAE	1.7	5.1	6.8	5.8	7.7	13.5	0.5
Catastrophe Losses and LAE	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.3)
Total Incurred Losses and LAE	$243.3	$483.4	$726.7	$257.0	$261.0	$518.0	$242.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.9%	94.0%	87.1%	81.2%	92.8%	86.8%	78.1%
Current Year Catastrophe Losses and LAE Ratio	1.8	—	0.7	1.2	—	0.6	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	0.5	1.0	0.8	1.9	2.8	2.3	0.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—	—	—	(0.1)
Total Incurred Loss and LAE Ratio	78.2%	95.0%	88.6%	84.3%	95.6%	89.7%	79.4%
2016 Compared with 2015
Earned Premiums on nonstandard personal automobile insurance increased by $242.2 million in 2016, compared to 2015. Excluding the impact from Alliance United, Earned Premiums increased by $6.3 million as higher average earned premium accounted for an increase of $15.3 million, while lower volume accounted for a decrease of $9.0 million. Incurred losses and LAE were $726.7 million, or 88.6% of earned premiums, in 2016, compared to $518.0 million, or 89.7% of earned premiums, in 2015. Excluding Alliance United, incurred losses and LAE were $243.3 million, or 78.2% of related earned premiums, in 2016, compared to $257.0 million, or 84.3% of related earned premiums, in 2015. Excluding the impact of Alliance United, incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a lower level of adverse loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 75.9% in 2016, compared to 81.2% in 2015, which was an improvement of 5.3 percentage points due primarily to higher average earned premium, lower frequency of claims across all coverages on non-California policies and lower severity of property losses on California policies, partially offset by higher frequency of claims on most coverages on California policies and higher severity of bodily injury losses on non-California policies. Catastrophe losses

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
and LAE (excluding reserve development) were $5.7 million in 2016, compared to $3.7 million in 2015. Excluding Alliance United, adverse loss and LAE reserve development was $1.6 million in 2016, compared to $5.7 million in 2015.
For Alliance United, underlying losses and LAE as a percentage of related earned premiums were 94.0% in 2016, compared to 92.8% in 2015, which was a deterioration of 1.2 percentage points. Alliance United’s underlying loss and LAE ratio continues to be significantly higher than what had been reported by Alliance United prior to the acquisition date. Alliance United has experienced significantly higher frequency of claims on all coverages and, to a lesser extent, higher severity of losses on most coverages than the trend that Kemper had anticipated prior to the acquisition. Alliance United’s premium rates have become inadequate due in part to the significant adverse changes in underlying frequency and severity trends. The Company continues to analyze its experience against industry information as it becomes available and believes that Alliance United’s frequency trend may be worse than industry due in part to anti-selection resulting from inadequate rates and higher growth rates for new business, which tends to run at a higher underlying loss and LAE ratio than renewal business. In addition, Alliance United’s results for the year ended December 31, 2016 include adverse loss and LAE reserve development of $5.1 million. Since the acquisition, several events have resulted in the historical development factors becoming less reliable in predicting how losses will ultimately emerge. For 2016, the primary driver of adverse development was a decrease in the ratio of claims closed without payment, which has driven the Company’s selection of ultimate losses higher. In addition, payment development patterns, as well as claim severity patterns, may have been influenced by an inadequate level of claims adjusters, as staffing levels for Alliance United’s claims adjusters were not able to keep pace with Alliance United’s growth rate prior to and after the acquisition date and the recent spike in frequency. The Company has taken and continues to take various actions to address Alliance United’s performance, including increasing the staffing levels for claims adjusters, slowing growth rates for new business, various agency management actions and filing and implementing rate increases. The Company anticipates it will take several more pricing cycles to become rate adequate.
2015 Compared with 2014
Earned Premiums on nonstandard personal automobile insurance increased by $272.3 million in 2015, compared to 2014,. Excluding the impact from Alliance United, Earned Premiums decreased by $0.6 million as lower volume accounted for a decrease of $8.8 million, while higher average earned premium accounted for an increase of $8.2 million. Incurred losses and LAE were $518.0 million, or 89.7% of earned premiums, in 2015, compared to $242.6 million, or 79.4% of earned premiums, in 2014. Excluding Alliance United, incurred losses and LAE were $257.0 million, or 84.3% of related earned premiums, in 2015, compared to $242.6 million, or 79.4% of related earned premiums, in 2014. Excluding the impact of Alliance United, incurred losses and LAE as a percentage of earned premiums increased due to higher underlying losses and LAE as a percentage of earned premiums and a higher level of adverse loss and LAE reserve development. Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 81.2% in 2015, compared to 78.1% in 2014, which was a deterioration of 3.1 percentage points due primarily to higher frequency of claims across all coverages and higher severity of property damage losses, partially offset by higher average earned premium and lower severity of bodily injury losses. Catastrophe losses and LAE (excluding reserve development) were $3.7 million in 2015, compared to $3.8 million in 2014. Excluding Alliance United, adverse loss and LAE reserve development was $5.7 million in 2015, compared to $0.2 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

DOLLARS IN MILLIONS	2016	2015	2014
Net Premiums Written	$267.4	$276.0	$296.5
Earned Premiums	$271.9	$286.3	$312.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$135.5	$145.1	$156.5
Catastrophe Losses and LAE	89.0	55.4	80.8
Prior Years:
Non-catastrophe Losses and LAE	(3.2)	(3.3)	(1.5)
Catastrophe Losses and LAE	(16.8)	(7.5)	(13.3)
Total Incurred Losses and LAE	$204.5	$189.7	$222.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	49.9%	50.7%	50.1%
Current Year Catastrophe Losses and LAE Ratio	32.7	19.4	25.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.2)	(1.2)	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	(6.2)	(2.6)	(4.3)
Total Incurred Loss and LAE Ratio	75.2%	66.3%	71.2%
2016 Compared with 2015
Earned premiums in homeowners insurance decreased by $14.4 million in 2016, compared to 2015, as lower volume accounted for a decrease of $11.9 million and lower average earned premium accounted for a decrease of $2.5 million. Incurred losses and LAE were $204.5 million, or 75.2% of earned premiums, in 2016, compared to $189.7 million, or 66.3% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 49.9% in 2016, compared to 50.7% in 2015, which was an improvement of 0.8 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $89.0 million in 2016, compared to $55.4 million in 2015. This increase was driven primarily by the two aforementioned hailstorms in Texas in 2016. Favorable loss and LAE reserve development was $20.0 million in 2016, compared to $10.8 million in 2015.
2015 Compared with 2014
Earned premiums in homeowners insurance decreased by $26.1 million in 2015, compared to 2014, as lower volume accounted for a decrease of $32.0 million, while higher average earned premium accounted for an increase of $5.9 million. Incurred losses and LAE were $189.7 million, or 66.3% of earned premiums, in 2015, compared to $222.5 million, or 71.2% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums decreased due to lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.7% in 2015, compared to 50.1% in 2014, which was a deterioration of 0.6 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $55.4 million in 2015, compared to $80.8 million in 2014. Favorable loss and LAE reserve development was $10.8 million in 2015, compared to $14.8 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

DOLLARS IN MILLIONS	2016	2015	2014
Net Premiums Written	$51.0	$54.1	$55.6
Earned Premiums	$53.3	$54.5	$54.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$44.0	$45.7	$44.6
Catastrophe Losses and LAE	0.8	0.2	0.2
Prior Years:
Non-catastrophe Losses and LAE	2.5	1.8	(2.6)
Catastrophe Losses and LAE	(0.1)	—	—
Total Incurred Losses and LAE	$47.2	$47.7	$42.2
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	82.6%	83.8%	81.3%
Current Year Catastrophe Losses and LAE Ratio	1.5	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	4.7	3.3	(4.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	—	—
Total Incurred Loss and LAE Ratio	88.6%	87.5%	77.0%
2016 Compared with 2015
Earned premiums in commercial automobile insurance decreased by $1.2 million in 2016, compared to 2015, as lower volume accounted for a decrease of $3.8 million, while higher average earned premium accounted for an increase of $2.6 million. Incurred losses and LAE were $47.2 million, or 88.6% of earned premiums, in 2016, compared to $47.7 million, or 87.5% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a higher level of adverse loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 82.6% in 2016, compared to 83.8% in 2015, which was an improvement of 1.2 percentage points due primarily to higher average earned premium and lower severity of losses, partially offset by higher frequency of claims. Adverse loss and LAE reserve development was $2.4 million in 2016, compared to $1.8 million in 2015.
2015 Compared with 2014
Earned premiums in commercial automobile insurance decreased by $0.3 million in 2015, compared to 2014, due primarily to a slight decrease in volume, nearly offset by an increase in average earned premium. Incurred losses and LAE were $47.7 million, or 87.5% of earned premiums, in 2015, compared to $42.2 million, or 77.0% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due primarily to adverse loss and LAE reserve development in 2015, compared to favorable development in 2014, and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 83.8% in 2015, compared to 81.3% in 2014, which was a deterioration of 2.5 percentage points due primarily to higher frequency of claims across all coverages, particularly bodily injury, partially offset by lower severity of losses across most coverages, particularly bodily injury and comprehensive. Adverse loss and LAE reserve development was $1.8 million in 2015, compared to favorable development of $2.6 million in 2014.

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

DOLLARS IN MILLIONS	2016	2015	2014
Net Premiums Written	$43.8	$45.6	$48.0
Earned Premiums	$45.0	$46.7	$50.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$22.1	$23.4	$28.1
Catastrophe Losses and LAE	2.5	2.2	2.8
Prior Years:
Non-catastrophe Losses and LAE	(6.1)	(2.0)	(3.5)
Catastrophe Losses and LAE	(1.9)	(0.1)	(1.9)
Total Incurred Losses and LAE	$16.6	$23.5	$25.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	49.1%	50.1%	55.2%
Current Year Catastrophe Losses and LAE Ratio	5.6	4.7	5.5
Prior Years Non-catastrophe Losses and LAE Ratio	(13.6)	(4.3)	(6.9)
Prior Years Catastrophe Losses and LAE Ratio	(4.2)	(0.2)	(3.7)
Total Incurred Loss and LAE Ratio	36.9%	50.3%	50.1%
2016 Compared with 2015
Earned premiums in other personal insurance decreased by $1.7 million in 2016, compared to 2015, as lower volume accounted for a decrease of $2.6 million, while higher average earned premium accounted for an increase of $0.9 million. Incurred losses and LAE were $16.6 million, or 36.9% of earned premiums, in 2016, compared to $23.5 million, or 50.3% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums decreased due to a higher level of favorable loss and LAE reserve development and, to a lesser extent, lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 49.1% in 2016, compared to 50.1% in 2015, which was an improvement of 1.0 percentage points due primarily to lower frequency of non-umbrella claims and lower severity of losses on most coverages, partially offset by higher frequency of umbrella claims and lower average earned premium. Catastrophe losses and LAE (excluding reserve development) were $2.5 million in 2016, compared to $2.2 million in 2015. Favorable loss and LAE reserve development was $8.0 million in 2016, compared to $2.1 million in 2015.
2015 Compared with 2014
Earned premiums in other personal insurance decreased by $4.2 million in 2015, compared to 2014, as lower volume accounted for a decrease of $5.5 million, while higher average earned premium accounted for an increase of $1.3 million. Incurred losses and LAE were $23.5 million, or 50.3% of earned premiums, in 2015, compared to $25.5 million, or 50.1% of earned premiums, in 2014. Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums and lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 50.1% in 2015, compared to 55.2% in 2014, which was an improvement of 5.1 percentage points due primarily to lower frequency of umbrella claims, partially offset by higher severity of losses across all coverages. Catastrophe losses and LAE (excluding reserve development) were $2.2 million in 2015, compared to $2.8 million in 2014. Favorable loss and LAE reserve development was $2.1 million in 2015, compared to $5.4 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2016	2015	2014
Earned Premiums:
Life	$381.6	$374.1	$387.6
Accident and Health	149.4	144.9	148.6
Property	74.2	75.4	76.5
Total Earned Premiums	605.2	594.4	612.7
Net Investment Income	213.2	214.2	218.7
Other Income	2.8	2.4	0.9
Total Revenues	821.2	811.0	832.3
Policyholders’ Benefits and Incurred Losses and LAE	461.6	381.3	374.4
Insurance Expenses	313.9	320.0	316.0
Operating Profit	45.7	109.7	141.9
Income Tax Expense	(15.4)	(38.0)	(50.1)
Segment Net Operating Income	$30.3	$71.7	$91.8
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2016	Dec 31, 2015
Insurance Reserves:
Future Policyholder Benefits	$3,311.5	$3,278.4
Incurred Losses and LAE Reserves:
Life	141.9	41.2
Accident and Health	21.9	21.4
Property	4.5	5.2
Total Incurred Losses and LAE Reserves	168.3	67.8
Insurance Reserves	$3,479.8	$3,346.2
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it will cross-reference its life insurance policies against the DMF and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 include a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. See Note 2, “Summary of Accounting Policies and Accounting Changes.” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.
2016 Compared with 2015
Earned Premiums in the Life & Health Insurance segment increased by $10.8 million for the year ended December 31, 2016, compared to 2015 due primarily to the impact of an adjustment of $7.6 million recorded in 2015 to correct deferred premium reserves on certain limited pay life insurance policies.
Net Investment Income decreased by $1.0 million in 2016, compared to 2015, due primarily to lower yields on investments in fixed income securities and lower levels of Alternative Investments, partially offset by higher levels of investments in non-alternative investments. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investments in fixed maturities was approximately 5.5% and 5.8% at December 31, 2016 and 2015, respectively. A protracted low interest rate environment, relative to the Life & Health Insurance segment’s fixed income portfolio, could adversely impact the

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
weighted-average book yield on these subsidiaries’ investments in fixed maturities. For example, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline if new money is invested at yields below the portfolio rate. Also, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline, to the extent that investments maturing are not used for such purposes as paying claims and expenses, if the reinvested portion is at a yield that is lower than the book yield of the maturing investment. To help illustrate the potential impact, the subsidiaries’ investments in fixed maturities that are maturing over the next five years totaled $666.2 million at December 31, 2016. The weighted-average book yield on such investments was 7.6% at December 31, 2016. The reinvestment rate for the subsidiaries’ investments in fixed maturities was approximately 4.9% in 2016 with an average duration of 7.1 years at December 31, 2016.
Policyholders’ Benefits and Incurred Losses and LAE increased by $80.3 million in 2016, compared to 2015. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $2.5 million due primarily to higher policyholders’ benefits on life insurance, partially offset by lower incurred losses and LAE on property insurance and accident and health insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $6.1 million due primarily to lower legal costs, partially offset by higher agent and field management compensation costs for KHSC and the impact of an adjustment made in 2015 to deferred policy acquisition costs for Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $30.3 million for the year ended December 31, 2016, compared to $71.7 million in 2015.
2015 Compared with 2014
Earned Premiums in the Life & Health Insurance segment decreased by $18.3 million for the year ended December 31, 2015, compared to the same period in 2014 due in part to the $7.6 million adjustment recorded in 2015 to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums decreased by $10.7 million due primarily lower earned premiums on life insurance and accident and health insurance, and, to a lesser extent, property insurance.
Net Investment Income decreased by $4.5 million in 2015, compared to 2014, due primarily to lower investment income from Alternative Investments, partially offset by higher investment income from fixed income securities. Investment income from Alternative Investments in 2014 included dividend income of $21.4 million from one company that had sold substantially all of its operations.
Policyholders’ Benefits and Incurred Losses and LAE increased by $6.9 million in 2015, compared to 2014, due primarily to higher policyholders’ benefits on life insurance and higher incurred losses and LAE on property insurance. Insurance Expenses in the Life & Health Insurance segment increased by $4.0 million due primarily to higher legal costs and costs incurred in connection with a project to digitize historical records, partially offset by lower salary expenses from a lower level of field staff managers and district managers resulting from a consolidation of KHSC field operations substantially completed in the first quarter of 2015 and lower agent incentive conference expense. Segment Net Operating Income in the Life & Health Insurance segment was $71.7 million in 2015, compared to $91.8 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Life Insurance
Selected financial information for the life insurance product line follows.

DOLLARS IN MILLIONS	2016	2015	2014
Earned Premiums	$381.6	$374.1	387.6
Net Investment Income	206.3	207.2	211.9
Other Income	2.3	1.9	0.8
Total Revenues	590.2	583.2	600.3
Policyholders’ Benefits and Incurred Losses and LAE	356.3	274.9	268.7
Insurance Expenses	211.3	221.7	214.6
Operating Profit	22.6	86.6	117.0
Income Tax Expense	(7.5)	(30.1)	(41.4)
Total Product Line Net Operating Income	$15.1	$56.5	$75.6
2016 Compared with 2015
Earned premiums on life insurance increased by $7.5 million in 2016, compared to 2015, due primarily to an adjustment of $7.6 million recorded in the first quarter of 2015 to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums on life insurance decreased by $0.1 million as a decrease of $3.4 million from life insurance products offered by KHSC was offset by an increase of $3.3 million from life insurance products offered by Reserve National. Policyholders’ benefits on life insurance were $356.3 million in 2016, compared to $274.9 million in 2015, an increase of $81.4 million. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $3.6 million. Insurance Expenses decreased by $10.4 million in 2016, compared to 2015, due primarily to lower legal costs, partially offset by higher agent and field management compensation costs for KHSC.
2015 Compared with 2014
Earned premiums on life insurance decreased by $13.5 million in 2015, compared to 2014, due in part to the $7.6 million adjustment recorded in 2015 to correct deferred premium reserves on certain limited pay life insurance policies. Excluding the adjustment, earned premiums on life insurance decreased by $5.9 million as a decrease of $8.9 million from life insurance products offered by KHSC was partially offset by an increase of $3.0 million from life insurance products offered by Reserve National due in part to the impact of the expansion of its distribution channels. Policyholders’ benefits on life insurance were $274.9 million in 2015, compared to $268.7 million in 2014, an increase of $6.2 million due primarily to higher death claims and a lower lapse ratio related to insurance policies issued by KHSC and higher volume of insurance from policies issued by Reserve National. Insurance Expenses increased by $7.1 million in 2015, compared to 2014, due primarily to higher legal costs and costs incurred in connection with a project to digitize historical records, partially offset by lower salary expenses from a lower level of field staff managers and district managers resulting from a consolidation of KHSC field operations substantially completed in the first quarter of 2015 and lower agent incentive conference expense.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

DOLLARS IN MILLIONS	2016	2015	2014
Earned Premiums	$149.4	$144.9	$148.6
Net Investment Income	5.4	5.5	5.2
Other Income	0.5	0.5	0.1
Total Revenues	155.3	150.9	153.9
Policyholders’ Benefits and Incurred Losses and LAE	80.3	80.8	81.1
Insurance Expenses	67.6	63.8	65.8
Operating Profit	7.4	6.3	7.0
Income Tax Expense	(2.5)	(2.2)	(2.6)
Total Product Line Net Operating Income	$4.9	$4.1	$4.4
2016 Compared with 2015
Earned premiums on accident and health insurance increased by $4.5 million in 2016, compared to 2015, due primarily to higher volume. Incurred accident and health insurance losses were $80.3 million, or 53.7% of accident and health insurance earned premiums, in 2016, compared to $80.8 million, or 55.8% of accident and health insurance earned premiums, in 2015. Incurred accident and health insurance losses decreased as a percentage of earned premiums due primarily to lower average claim costs in other supplemental products and a lower level of hospitalization exposure, partially offset by higher frequency and higher average claim costs in Medicare Supplement. Insurance Expenses increased by $3.8 million in 2016, compared to 2015, due primarily to the impact of an adjustment made in 2015 to Reserve National’s deferred policy acquisition costs and the higher level of earned premiums.
2015 Compared with 2014
Earned premiums on accident and health insurance decreased by $3.7 million in 2015, compared to 2014, due primarily to lower volume resulting from the non-renewal and run-off of certain health insurance products largely due to the impact of the Health Care Acts, partially offset by higher volume of supplemental health insurance products and higher average earned premium. In particular, provisions, effective in 2014, prohibiting the renewal of certain policies issued by Reserve National after the issuance of the Health Care Acts and also establishing health insurance exchanges, and a provision that sets minimum loss ratios for certain health insurance policies have adversely impacted Reserve National’s business. Such affected health insurance products (the “HCA Affected Products”) accounted for $20.4 million, or 14%, of the segment’s accident and health insurance earned premiums in 2015 and $30.8 million, or 21%, of the segment’s accident and health insurance earned premiums in 2014. Incurred accident and health insurance losses were $80.8 million, or 55.8% of accident and health insurance earned premiums, in 2015, compared to $81.1 million, or 54.6% of accident and health insurance earned premiums, in 2014. Incurred accident and health insurance losses increased as a percentage of earned premiums due primarily to higher average claim costs, partially offset by the impact of a change in business mix resulting from the non-renewal and run-off of certain health insurance products with higher loss ratios and the issuance of supplemental insurance products with lower loss ratios. Insurance Expenses decreased by $2.0 million in 2015, compared to 2014, due in part to the impact of an adjustment made in 2015 to Reserve National’s deferred policy acquisition costs.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

DOLLARS IN MILLIONS	2016	2015	2014
Earned Premiums	$74.2	$75.4	$76.5
Net Investment Income	1.5	1.5	1.6
Total Revenues	75.7	76.9	78.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	19.6	20.4	21.7
Catastrophe Losses and LAE	5.5	3.8	2.0
Prior Years:
Non-catastrophe Losses and LAE	—	1.3	(0.2)
Catastrophe Losses and LAE	(0.1)	0.1	1.1
Total Incurred Losses and LAE	25.0	25.6	24.6
Insurance Expenses	35.0	34.5	35.6
Operating Profit	15.7	16.8	17.9
Income Tax Expense	(5.4)	(5.7)	(6.1)
Total Product Line Net Operating Income	$10.3	$11.1	$11.8
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	26.4%	27.2%	28.5%
Current Year Catastrophe Losses and LAE Ratio	7.4	5.0	2.6
Prior Years Non-catastrophe Losses and LAE Ratio	—	1.7	(0.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	0.1	1.4
Total Incurred Loss and LAE Ratio	33.7%	34.0%	32.2%
2016 Compared with 2015
Earned premiums on property insurance decreased by $1.2 million in 2016, compared to 2015, due primarily to lower volume of insurance. Incurred losses and LAE on property insurance were $25.0 million, or 33.7% of property insurance earned premiums, in 2016, compared to $25.6 million, or 34.0% of property insurance earned premiums, in 2015. Underlying losses and LAE on property insurance were $19.6 million, or 26.4% of property insurance earned premiums, in 2016, compared to $20.4 million, or 27.1% of property insurance earned premiums, in 2015. Catastrophe losses and LAE (excluding development) were $5.5 million in 2016, compared to $3.8 million in 2015. Favorable loss and LAE reserve development was $0.1 million in 2016, compared to unfavorable loss and LAE reserve development of $1.4 million in 2015.
2015 Compared with 2014
Earned premiums on property insurance decreased by $1.1 million in 2015, compared to 2014, due primarily to lower volume of insurance, partially offset by higher premium rates in a few states. Incurred losses and LAE on property insurance were $25.6 million, or 34.0% of property insurance earned premiums, in 2015, compared to $24.6 million, or 32.2% of property insurance earned premiums, in 2014. Underlying losses and LAE on property insurance were $20.4 million, or 27.1% of property insurance earned premiums, in 2015, compared to $21.7 million, or 28.4% of property insurance earned premiums, in 2014. and decreased due primarily to lower frequency and severity of fire insurance losses, partially offset by higher severity of losses from storms that were not large enough to be classified as a catastrophe by ISO. Catastrophe losses and LAE (excluding development) were $3.8 million in 2015, compared to $2.0 million in 2014. Unfavorable loss and LAE reserve development was $1.4 million in 2015, compared to $0.9 million in 2014.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$242.7	$236.2	$227.4
Dividends on Equity Securities Excluding Alternative Investments	11.8	14.8	19.2
Alternative Investments:
Equity Method Limited Liability Investments	7.5	19.0	9.0
Fair Value Option Investments	(1.9)	0.2	(0.7)
Limited Liability Investments Included in Equity Securities	22.0	17.6	40.7
Total Alternative Investments	27.6	36.8	49.0
Short-term Investments	0.5	0.4	0.6
Loans to Policyholders	21.6	21.1	20.5
Real Estate	11.8	11.9	12.1
Other	0.3	—	0.1
Total Investment Income	316.3	321.2	328.9
Investment Expenses:
Real Estate	11.0	11.3	11.3
Other Investment Expenses	7.0	7.3	8.5
Total Investment Expenses	18.0	18.6	19.8
Net Investment Income	$298.3	$302.6	$309.1
2016 Compared with 2015
Net Investment Income decreased by $4.3 million for the year ended December 31, 2016, compared to 2015, due primarily to lower investment returns from Alternative Investments, lower levels and lower returns on investments in equity securities excluding alternative investments and lower yields on fixed income securities, partially offset by higher level of investments in fixed income securities.
2015 Compared with 2014
Net Investment Income decreased by $6.5 million for the year ended December 31, 2015, compared to 2014, due primarily to lower income from Alternative Investments and lower dividends on equity securities excluding Alternative Investments, partially offset by higher investment income from fixed income securities. Net investment income from Alternative Investments decreased by $12.2 million in 2015. Investment income from Alternative Investments in 2014 included dividend income of $21.8 million from one company that had sold substantially all of its operations. Investment income from Equity Method Limited Liability Investments, included in Alternative Investments, increased by $10.0 million in 2015 due primarily to higher returns on two distressed debt funds. Investment income from fixed income securities increased by $8.8 million due primarily to higher yields.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2016, 2015 and 2014 is presented below.

DOLLARS IN MILLIONS	2016	2015	2014
Recognized in Consolidated Statements of Income:
Gains on Sales	$38.0	$55.3	$40.1
Losses on Sales	(5.1)	(2.9)	(2.5)
Net Impairment Losses Recognized in Earnings	(32.7)	(27.2)	(15.2)
Gain on Sale of Subsidiary	—	—	1.6
Net Gains (Losses) on Trading Securities	0.2	(0.3)	(0.1)
Net Gain Recognized in Consolidated Statements of Income	0.4	24.9	23.9
Recognized in Other Comprehensive Income (Loss)	(2.5)	(178.7)	233.6
Total Comprehensive Investment Gains (Losses)	$(2.1)	$(153.8)	$257.5
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Fixed Maturities:
Gains on Sales	$17.0	$16.1	$7.0
Losses on Sales	(4.6)	(1.1)	(0.2)
Equity Securities:
Gains on Sales	19.9	39.2	33.1
Losses on Sales	(0.3)	(1.6)	(2.0)
Real Estate:
Gains on Sales	1.1	—	—
Losses on Sales	—	(0.2)	(0.2)
Other Investments:
Gain on Sale of Subsidiary	—	—	1.6
Losses on Sales	(0.2)	—	(0.1)
Trading Securities Net Gains (Losses)	0.2	(0.3)	(0.1)
Net Realized Gains on Sales of Investments	$33.1	$52.1	$39.1
Gross Gains on Sales	$38.0	$55.3	$41.7
Gross Losses on Sales	(5.1)	(2.9)	(2.5)
Net Gains (Losses) on Trading Securities	0.2	(0.3)	(0.1)
Net Realized Gains on Sales of Investments	$33.1	$52.1	$39.1
Equity Securities
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2016 includes a net realized gain of $8.1 million from a transaction in which the Company’s investment in the common stock of a company was acquired by another company for cash and shares of such acquiring company.
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
Other sales activity in 2016, 2015 and 2014 was due to normal portfolio management.
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary.
Information pertaining to Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 is presented below.

	2016		2015		2014
DOLLARS IN MILLIONS	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties
Fixed Maturities	$(26.6)	12	$(11.5)	9	$(5.7)	21
Equity Securities	(5.6)	14	(15.7)	25	(7.1)	22
Real Estate	(0.5)	1	—	—	(2.4)	1
Net Impairment Losses Recognized in Earnings	$(32.7)		$(27.2)		$(15.2)
Fixed Maturities
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2016 related to Investments in Fixed Maturities include losses of $23.9 million due to the Company’s intent to sell or requirement to sell bonds of 11 issuers and credit losses of $2.7 million from other-than-temporary declines in the fair values of investments in fixed maturities of one issuer.
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
Real Estate
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2016 related to Investments in Real Estate includes a loss of $0.5 million due to the Company’s intent to sell one property.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2016, 90% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the NAIC of 1 or 2.
The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2016 and 2015:

NAIC Rating	S&P Equivalent Rating	Dec 31, 2016		Dec 31, 2015
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,280.4	64.0%	$3,222.5	66.4%
2	BBB	1,338.2	26.1	1,149.0	23.7
3-4	BB, B	321.6	6.3	222.4	4.6
5-6	CCC or Lower	184.7	3.6	258.4	5.3
Total Investments in Fixed Maturities		$5,124.9	100.0%	$4,852.3	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $12.7 million and $16.5 million at December 31, 2016 and 2015, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2016 and 2015:

	Dec 31, 2016		Dec 31, 2015
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$336.3	5.1%	$320.6	5.0%
States and Political Subdivisions:
States	655.3	9.9	673.5	10.5
Political Subdivisions	174.7	2.6	177.3	2.8
Revenue Bonds	884.9	13.4	771.8	12.0
Foreign Governments	3.4	0.1	—	—
Total Investments in Governmental Fixed Maturities	$2,054.6	31.1%	$1,943.2	30.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2016 and 2015:

	Dec 31, 2016		Dec 31, 2015
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,227.8	18.6%	$1,160.4	18.0%
Finance, Insurance and Real Estate	742.6	11.2	707.4	11.0
Services	391.6	5.9	374.4	5.8
Transportation, Communication and Utilities	364.1	5.5	334.4	5.2
Mining	157.2	2.4	139.7	2.2
Retail Trade	101.9	1.5	91.1	1.4
Wholesale Trade	69.2	1.0	80.6	1.3
Agriculture, Forestry and Fishing	14.4	0.2	20.6	0.3
Other	1.5	—	0.5	—
Total Investments in Non-governmental Fixed Maturities	$3,070.3	46.3%	$2,909.1	45.2%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2016.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	448	$883.2
$5 -$10	132	919.9
$10 - $20	66	886.2
$20 - $30	13	316.0
Greater Than $30	2	65.0
Total	661	$3,070.3
The Company’s short-term investments primarily consist of overnight repurchase agreements, overnight interest bearing accounts, certificates of deposits, U.S. Treasury securities with maturities of less than one year at the date of purchase and money market funds. At December 31, 2016, the Company had $67.6 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities, $79.1 million invested in overnight interest bearing accounts with one of the Company’s custodial banks, $60.0 million invested in certificates of deposits issued by a single bank, $46.1 million invested in U.S. Treasury securities with maturities of less than one year at the date of purchase and $20.9 million invested in money market funds which primarily invest in U.S. Treasury securities.
At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.
The following table summarizes the fair value of the Company’s ten largest exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at December 31, 2016.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$101.5	1.5%
Michigan	86.0	1.3
Ohio	82.6	1.3
Louisiana	81.7	1.2
Georgia	80.7	1.2
Colorado	65.5	1.0
Virgina	65.3	1.0
Florida	63.5	1.0
Wisconsin	57.2	0.9
Equity Securities—Other Equity Interests:
Vanguard Total Stock Market ETF	73.4	1.1
Total	$757.4	11.5%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2016 and 2015 is presented below.

	Unfunded Commitment	Reported Value in Millions
Asset Class	Dec 31, 2016	Dec 31, 2016	Dec 31, 2015
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$65.4	$90.5
Mezzanine Debt	56.2	63.2	38.8
Secondary Transactions	19.6	27.3	38.5
Senior Debt	0.5	6.6	10.8
Growth Equity	—	4.6	4.8
Leveraged Buyout	—	—	2.8
Other	—	8.8	4.4
Total Equity Method Limited Liability Investments	76.3	175.9	190.6
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	85.6	97.6	83.8
Senior Debt	33.5	36.4	37.9
Distressed Debt	4.6	18.8	18.9
Secondary Transactions	10.6	11.9	14.2
Leveraged Buyout	0.9	6.5	5.9
Other	—	38.4	44.8
Total Reported as Other Equity Interests at Fair Value	135.2	209.6	205.5
Reported as Fair Value Option Investments:
Hedge Fund	—	111.4	164.5
Total Investments in Limited Liability Companies and Limited Partnerships	$211.5	$496.9	$560.6
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.
The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. Except for a cash flow hedge entered into by the Company in 2016 in anticipation of a debt offering in 2017, the Company does not engage directly in hedging activities, including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of its investments in the limited liability investment companies and limited partnerships noted above. See Note 7 “Debt,” to the Consolidated Financial Statements for additional discussion of the cash flow hedge entered into by the Company in 2016 in anticipation of a debt offering in 2017.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

WRITE-OFFS OF LONG-LIVED ASSETS
In June 2015, the Company decided to cease funding for and abandon a computer software development project for the Company’s Property & Casualty Insurance segment. Accordingly, the Company recorded a charge of $11.1 million before taxes to write off such software in 2015.
In September 2014, the Company determined that it was no longer probable that certain software for the Property & Casualty Insurance segment would be completed and/or fully implemented. Accordingly, the Company recorded a charge of $54.6 million before taxes to write off such software in 2014.

INTEREST AND OTHER EXPENSES
Interest and Other Expenses was $90.3 million, $107.6 million and $91.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense was $44.4 million, $46.5 million and $46.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Other Corporate Expenses were $45.9 million, $61.1 million and $44.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Other Corporate Expenses decreased by $15.2 million for the year ended December 31, 2016, compared to 2015, due primarily to lower pension expense from the effect of freezing benefit accruals under the Company’s defined benefit pension plans and lower amortization of accumulated unrecognized pension losses related to the Company’s defined benefit pension plans. See Note 16 “Pension Benefits” to the Consolidated Financial Statements. Other Corporate Expenses increased by $16.3 million for the year ended December 31, 2015, compared to 2014, due primarily to higher postretirement benefit costs and, to a lesser extent, higher compensation expense.
As discussed in Note 16, “Pension Benefits,” the Company had an Accumulated Actuarial Loss included in Accumulated Other Comprehensive Income (“AOCI”) of $152.2 million at December 31, 2015, which was being amortized over five years—the remaining average service life of participants at December 31, 2015. As a result of freezing benefit accruals under the Company’s defined benefit pension plan, the Accumulated Actuarial Loss of $144.7 million included in AOCI at December 31, 2016 is being amortized over 25 years—the remaining average estimated life expectancy of participants. Amortization of accumulated actuarial losses included as a component of pension expense is anticipated to decrease by $4.2 million in 2017, compared to 2016, due primarily to the change in amortization period resulting from the pension freeze.
In 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation or accumulated postretirement benefit obligation, as relevant, at the beginning of the period. The change provides a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, recognized the effect prospectively in 2016. The change in method for estimating the interest and service cost components decreased pension expense by $2.7 million in 2016, compared to 2015, but had no impact on the measurement of benefit obligations.
INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, interest related to unrecognized tax benefits, estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $28.0 million, $27.9 million and $25.6 million in 2016, 2015 and 2014, respectively. Estimated indemnification recoveries recognized in earnings result in an adjustment in the tax purchase price and are excluded from the determination of taxable income and income tax expense. Such recoveries were $0.7 million and $10.4 million for the years ended December 31, 2016 and December 31, 2015, respectively. Tax expense for the year ended December 31, 2015 includes an interest benefit on unrecognized tax benefits of $2.3 million from the settlement of certain tax years. State income tax expense, net of federal benefit, from continuing operations was $0.6 million, $0.6 million and $0.6 million in 2016, 2015 and 2014, respectively. See Note 15, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of income taxes.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. Kemper did not borrow under its credit agreement during 2016, 2015 and 2014. There were no outstanding borrowings under the credit agreement at December 31, 2016, and accordingly, $225.0 million was available for future borrowings.
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
The outstanding principal balance, net of unamortized issuance costs, of Kemper’s debt was $751.6 million at December 31, 2016, of which, $360 million is scheduled to mature on May 15, 2017 (the “2017 Debt”), $250 million is scheduled to mature on February 15, 2025 (the “2025 Debt”) and $150 million is scheduled to mature on February 27, 2054 (the “2054 Debt”). The 2017 Debt and 2025 Debt are currently redeemable at Kemper’s option at specified redemption prices. The 2054 Debt was issued in 2014 and is subordinated to the 2017 Debt and 2025 Debt. Kemper cannot redeem the 2054 Debt prior to February 27, 2019 unless certain tax or rating agency events have occurred. See Note 7, “Debt,” to the Consolidated Financial Statements for additional information regarding Kemper’s debt.
The Company’s present intention is to issue at least $250 million of 10 year senior notes to refinance its $360 million 6.00% Senior Notes maturing in the second quarter of 2017. For risk management purposes, during the fourth quarter of 2016, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury during the period leading up to the probable debt issuance. See Note 7, “Debt,” to the Consolidated Financial Statements for additional information regarding such hedge.
Trinity and United Insurance are members of the Federal Home Loan Bank (“FHLB”) of Dallas and the FHLB of Chicago, respectively. As members, Trinity and United Insurance may obtain advances from the FHLB of Dallas and Chicago, respectively. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. From time to time, Trinity and United Insurance obtain advances from the FHLB of Dallas and Chicago, respectively, for short-term liquidity needs. During 2016 and 2015, Trinity borrowed and repaid $10.0 million and $77.5 million, respectively under its agreement with the FHLB of Dallas. During 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2016 or December 31, 2015.
Subsidiary Dividends
Under various state insurance laws, Kemper’s insurance subsidiaries may pay dividends without obtaining prior regulatory approval based upon levels of statutory capital and surplus and/or net income, as defined by the applicable state law. Kemper’s direct insurance subsidiaries paid dividends of $104.5 million, $285.0 million and $217.5 million to Kemper in 2016, 2015 and 2014, respectively. In 2017, Kemper estimates that its direct insurance subsidiaries would be able to pay $133 million in dividends to Kemper without prior regulatory approval.
Acquisition of Alliance United Group
On April 30, 2015, Kemper completed its acquisition of Alliance United in a cash transaction for a total purchase price of $71.0 million, subject to certain post-closing indemnifications. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired. Kemper contributed $30 million of additional capital in the fourth quarter of 2015 due primarily to support Alliance United’s growing book of business and reductions in statutory capital resulting from the impacts of development of pre-acquisition losses and LAE and non-admission of indemnification receivables. In 2016, Kemper contributed $55 million of additional capital to Alliance United.

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
During 2016, Kemper repurchased approximately 0.1 million shares of its common stock at an aggregate cost of $3.8 million in open market transactions under the 2014 Repurchase Program. During 2015, Kemper repurchased approximately 1.2 million shares of its common stock at an aggregate cost of $43.5 million in open market transactions under the 2014 Repurchase Program. During 2014, Kemper repurchased approximately 3.2 million shares of its common stock at an aggregate cost of $115.5 million in open market transactions under the two repurchase programs. The Company had $243.7 million of remaining capacity under the 2014 Repurchase Program at December 31, 2016.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2016. Dividends paid were $49.2 million for the year ended December 31, 2016.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $298.7 million at December 31, 2016, compared to $341.2 million at December 31, 2015. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, additional capitalization of its direct insurance subsidiaries, and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the credit agreement.
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
Net Cash Provided by Operating Activities increased by $25.5 million for the year ended December 31, 2016, compared to 2015. Net Cash Provided by Operating Activities increased by $81.4 million for the year ended December 31, 2015, compared to 2014.
Net Cash Used by Financing Activities was $48.4 million for the year ended December 31, 2016, compared to $100.8 million for the same period in 2015. Net proceeds from advances from FHLB provided $10.0 million for the year ended December 31, 2016. Kemper used $10.0 million of cash to repay the FHLB advances for the year ended December 31, 2016. Kemper used $357.3 million of cash to repay debt for the year ended December 31, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $98.5 million to repay the FHLB advances. Net proceeds from the issuance of debt provided $345.8 million of cash for the year ended December 31, 2015, of which $247.3 million was related to the issuance of the 2025 Senior Notes and $98.5 million from FHLB advances. Kemper used $3.8 million of cash during 2016 to repurchase shares of its common stock, compared to $45.0 million in 2015, including $1.5 million of cash to settle repurchases made at the end of 2014. Kemper used $49.2 million of cash to pay dividends for the year ended December 31, 2016, compared to $49.7 million of cash

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
used to pay dividends in the same period of 2015. The quarterly dividend rate was $0.24 per common share for each quarter of 2016 and 2015.
Net Cash Used by Financing Activities was $100.8 million for the year ended December 31, 2015, compared to $19.7 million for the same period in 2014. Kemper used $357.3 million of cash to repay debt for the year ended December 31, 2015, of which $258.8 million was used to redeem the 2015 Senior Notes and $98.5 million to repay the FHLB advances. Net proceeds from the issuance of debt provided $345.8 million of cash for the year ended December 31, 2015, of which $247.3 million was related to the issuance of the 2025 Senior Notes and $98.5 million from FHLB advances, compared to net proceeds of $144.0 million related to the issuance of the 2054 Subordinated Debentures in 2014. Kemper used $45.0 million of cash in 2015, including $1.5 million of cash to settle repurchases made at the end of 2014, to repurchase shares of its common stock, compared to using $114.0 million of cash to repurchase shares of its common stock in 2014. Kemper used $49.7 million of cash to pay dividends for the year ended December 31, 2015, compared to $51.8 million in 2014. The quarterly dividend rate was $0.24 per common share for each quarter of 2015 and 2014.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $238.1 million for the year ended December 31, 2016, compared to $28.6 million in 2015. Net cash used by acquisitions of short-term investments was $18.0 million for the year ended December 31, 2016, compared to net cash provided by dispositions of short term investments of $104.9 million in 2015. Fixed Maturities investing activities used net cash of $318.0 million for the year ended December 31, 2016, compared to $53.5 million in 2015. Equity Securities investing activities provided net cash of $68.8 million for the year ended December 31, 2016, compared to $104.4 million in 2015. Equity Method Limited Liability Investments investing activities provided net cash of $6.4 million for the year ended December 31, 2016, compared to $0.5 million in 2015. Net cash provided by Fair Value Option Investments investing activities was $51.2 million for the year ended December 31, 2016, compared to net cash used of $111.0 million in 2015. Net cash used to acquire Alliance United was $57.6 million for the year ended December 31, 2015. Purchases of Corporate-owned Life Insurance were $7.5 million for both the year ended December 31, 2016 and the year ended December 31, 2015.
Net Cash Used by Investing Activities was $28.6 million for the year ended December 31, 2015, compared to $104.3 million in 2014. Net cash provided by dispositions of short-term investments was $104.9 million for the year ended December 31, 2015, compared to net cash of $63.9 million used by acquisitions of short-term investments in 2014. Fixed Maturities investing activities used net cash of $53.5 million for the year ended December 31, 2015, compared to providing net cash of $20.7 million in 2014. Equity Securities investing activities provided net cash of $104.4 million for the year ended December 31, 2015, compared to $10.1 million in 2014. Equity Method Limited Liability Investments investing activities provided net cash of $0.5 million for the year ended December 31, 2015, compared to $33.8 million in 2014. Fair Value Option Investments investing activities used net cash of $111.0 million for the year ended December 31, 2015, compared to $54.0 million in 2014. Net cash used to acquire Alliance United was $57.6 million for the year ended December 31, 2015 compared to net cash of $8.9 million provided by the disposition of a subsidiary in 2014. Purchases of Corporate-owned Life Insurance were $7.5 million for the year ended December 31, 2015, compared to $33.5 million in 2014.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2016 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2017 to Dec 31, 2017	Jan 1, 2018 to Dec 31, 2019	Jan 1, 2020 to Dec 31, 2021	After Dec 31, 2021	Total
Long Term Debt Obligations	$360.0	$—	$—	$400.0	$760.0
Capital Lease Obligations	0.7	0.1	—	—	0.8
Operating Lease Obligations	17.4	25.4	16.5	15.2	74.5
Purchase Obligations	26.7	15.7	0.5	—	42.9
Life and Health Insurance Policy Benefits	272.8	455.5	440.2	7,040.4	8,208.9
Property and Casualty Insurance Reserves	548.4	282.9	47.6	52.5	931.4
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	30.6	44.9	44.1	397.8	517.4
Total Contractual Obligations	$1,256.6	$824.5	$548.9	$7,905.9	$10,535.9
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.0 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2016.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $214.7 million at December 31, 2016. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $5.1 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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
Valuation of Investments
The reported value of the Company’s investments was $6,607.5 million at December 31, 2016, of which $5,723.3 million, or 87%, was reported at fair value, $175.9 million, or 3%, was reported under the equity method of accounting, $294.2 million, or 4%, was reported at unpaid principal balance and $414.1 million, or 6%, was reported at cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item 1A., “Risk

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchical framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $5,723.3 million at December 31, 2016, of which $4,861.5 million, or 85%, were investments that were based on quoted market prices or significant value drivers that are observable, $581.7 million, or 10%, were investments where at least one significant value driver was unobservable and $280.1 million or 5% were investments for which fair value is measured using the net asset value per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2016 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading or for financial instruments for which a company has elected the fair value option method of accounting, a company is required to recognize changes in the fair values into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments classified as trading were $5.3 million at December 31, 2016. Both the reported and fair values of the Company’s investments accounted for under the fair value option method of accounting were $111.4 million at December 31, 2016. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2016. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized in income during the period, but rather are recognized as a separate component of AOCI until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2016. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities at December 31, 2016 are reported at fair value with changes in fair value reported in AOCI until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.
Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2016, would have decreased by $1.5 million.
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
Changes in these factors from their December 31, 2016 evaluation date could result in the Company determining that a temporary decline in the fair value of an investment held and evaluated at December 31, 2016 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $931.4 million and $862.8 million of gross loss and LAE reserves at December 31, 2016 and 2015, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS	2016	2015
Business Segments:
Property & Casualty Insurance	$884.1	$800.5
Life & Health Insurance	4.5	5.2
Total Business Segments	888.6	805.7
Discontinued Operations	38.6	51.0
Unallocated Reserves	4.2	6.1
Total Property and Casualty Insurance Reserves	$931.4	$862.8
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s discontinued operations are predominantly long-tailed exposures, $16.7 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2016.
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
At a minimum, the Company’s actuaries analyze 45 product and/or coverage levels for over 40 separate current and prior accident quarters for both losses and LAE using many of the loss reserving estimation methodologies identified above as well as other generally accepted actuarial estimation methodologies. In all, there are more than 10,000 combinations of accident quarters, coverage levels, and generally accepted actuarial estimation methodologies used to estimate the Company’s unpaid losses and LAE. In some cases, the Company’s actuaries make adjustments to the loss reserving estimation methodologies identified above or use additional generally accepted actuarial estimation methodologies to estimate ultimate losses and LAE.
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
Development for the years ended December 31, 2016, 2015 and 2014, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2016	2015	2014
Continuing Operations:
Property & Casualty Insurance:
Personal Automobile Insurance	$(11.3)	$1.8	$31.6
Homeowners Insurance	20.0	10.8	14.8
Commercial Automobile Insurance	(2.4)	(1.8)	2.6
Other Personal Lines	8.0	2.1	5.4
Life & Health Insurance:
Property	0.1	(1.4)	(0.9)
Total Favorable Development from Continuing Operations, Net	14.4	11.5	53.5
Discontinued Operations	6.3	8.6	3.6
Total Favorable Development, Net	$20.7	$20.1	$57.1
See MD&A, “Loss and LAE Reserve Development,” “Property & Casualty Insurance,” and “Life & Health Insurance,” for further information on development reported in the Consolidated Financial Statements.
Although development will emerge in all of the Company’s product lines, development in the Company’s personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for personal automobile insurance losses and LAE to changes in the cumulative development factors, for each quarterly evaluation point the Company’s actuaries calculated the variability of cumulative development factors observed in the incurred loss development methodology using one standard deviation. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves under the incurred development method for personal automobile insurance. Assuming that the Company’s personal automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and the variability in the cumulative development factors occurred within one standard deviation, the Company estimates that the Company’s personal automobile insurance loss and LAE reserves could have varied by $66.8 million in either direction at December 31, 2016 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2016 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”

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
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2016. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2016 by $87.5 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2016 by $69.8 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2016 by $5.2 million, while a one–percentage point increase in the rate would decrease pension expense by $5.2 million for the same period.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2017. See Note 2, “Summary of Accounting Policies and Accounting Changes” for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. With the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after December 31, 2016 to have a material impact on the Company’s financial statements. All other recently issued accounting pronouncements with effective dates after December 31, 2016 are not expected to have a material impact on the Company.

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2016 and 2015 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2016 and 2015. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2016 and 2015. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2016 and 2015, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.00 and 0.99 at December 31, 2016 and 2015, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2016 and 2015, and weighted on the fair value of such securities at December 31, 2016 and 2015, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2016 and 2015. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.08 and 0.14 at December 31, 2016 and 2015, respectively, which was calculated for each hedge fund in the portfolio and weighted on the respective fair value of each of the hedge funds.

Quantitative Information About Market Risk (Continued)
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2016 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$5,124.9	$(313.4)	$—	$(313.4)
Investments in Equity Securities	481.7	(5.4)	(120.7)	(126.1)
Fair Value Option Investments	111.4	—	(2.5)	(2.5)
LIABILITIES
Debt	$770.9	$24.5	$—	$24.5
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2015 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,852.3	$(307.6)	$—	$(307.6)
Investments in Equity Securities	523.2	(7.2)	(126.0)	(133.2)
Fair Value Option Investments	164.5	—	(6.7)	(6.7)
LIABILITIES
Debt	$781.3	$33.0	$—	$33.0
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2016	2015
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2016 - $4,846.8; 2015 - $4,560.7)	$5,124.9	$4,852.3
Equity Securities at Fair Value (Cost: 2016 - $434.4; 2015 - $486.9)	481.7	523.2
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	175.9	190.6
Fair Value Option Investments	111.4	164.5
Short-term Investments at Cost which Approximates Fair Value	273.7	255.7
Other Investments	439.9	443.2
Total Investments	6,607.5	6,429.5
Cash	115.7	161.7
Receivables from Policyholders	336.5	332.4
Other Receivables	198.6	193.2
Deferred Policy Acquisition Costs	332.0	316.4
Goodwill	323.0	323.0
Current Income Tax Assets	15.5	9.5
Deferred Income Tax Assets	25.8	31.9
Other Assets	255.9	238.5
Total Assets	$8,210.5	$8,036.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,475.3	$3,341.0
Property and Casualty	931.4	862.8
Total Insurance Reserves	4,406.7	4,203.8
Unearned Premiums	618.7	613.1
Liabilities for Unrecognized Tax Benefits	5.1	3.8
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2016 - $770.9; 2015 - $781.3)	751.6	750.6
Accrued Expenses and Other Liabilities	453.2	472.4
Total Liabilities	6,235.3	6,043.7
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 51,270,940 Shares Issued and Outstanding at December 31, 2016 and 51,326,751 Shares Issued and Outstanding at December 31, 2015	5.1	5.1
Paid-in Capital	660.3	654.0
Retained Earnings	1,172.8	1,209.0
Accumulated Other Comprehensive Income	137.0	124.3
Total Shareholders’ Equity	1,975.2	1,992.4
Total Liabilities and Shareholders’ Equity	$8,210.5	$8,036.1

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2016	2015	2014
Revenues:
Earned Premiums	$2,220.0	$2,009.6	$1,862.2
Net Investment Income	298.3	302.6	309.1
Other Income	3.2	3.7	1.4
Net Realized Gains on Sales of Investments	33.1	52.1	39.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(33.0)	(27.4)	(15.2)
Portion of Losses Recognized in Other Comprehensive Income	0.3	0.2	—
Net Impairment Losses Recognized in Earnings	(32.7)	(27.2)	(15.2)
Total Revenues	2,521.9	2,340.8	2,196.6
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,780.8	1,467.6	1,261.7
Insurance Expenses	647.3	645.1	628.4
Write-off of Long-lived Assets	—	11.1	54.6
Loss from Early Extinguishment of Debt	—	9.1	—
Interest and Other Expenses	90.3	107.6	91.7
Total Expenses	2,518.4	2,240.5	2,036.4
Income from Continuing Operations before Income Taxes	3.5	100.3	160.2
Income Tax Benefit (Expense)	9.2	(20.1)	(47.6)
Income from Continuing Operations	12.7	80.2	112.6
Income from Discontinued Operations	4.1	5.5	1.9
Net Income	$16.8	$85.7	$114.5
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.25	$1.55	$2.08
Diluted	$0.25	$1.55	$2.08
Net Income Per Unrestricted Share:
Basic	$0.33	$1.65	$2.12
Diluted	$0.33	$1.65	$2.12
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2016	2015	2014
Net Income	$16.8	$85.7	$114.5

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(2.2)	(177.3)	234.6
Foreign Currency Translation Adjustments	(0.3)	(1.4)	(1.0)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	20.5	26.1	(98.5)
Gain on Cash Flow Hedge	1.6	—	—
Other Comprehensive Income (Loss) Before Income Taxes	19.6	(152.6)	135.1
Other Comprehensive Income Tax Benefit (Expense)	(6.9)	54.2	(47.7)
Other Comprehensive Income (Loss)	12.7	(98.4)	87.4
Total Comprehensive Income (Loss)	$29.5	$(12.7)	$201.9

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2016	2015	2014
Operating Activities:
Net Income	$16.8	$85.7	$114.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(15.6)	(13.1)	(0.4)
Amortization of Intangible Assets Acquired	5.9	15.4	7.2
Equity in Earnings of Equity Method Limited Liability Investments	(7.5)	(19.0)	(9.0)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	15.7	8.6	21.7
Decrease (Increase) in Value of Fair Value Option Investments reported in Investment Income	1.9	(0.3)	0.7
Amortization of Investment Securities and Depreciation of Investment Real Estate	16.2	16.1	15.4
Net Realized Gains on Sales of Investments	(33.1)	(52.1)	(39.1)
Net Impairment Losses Recognized in Earnings	32.7	27.2	15.2
Loss from Early Extinguishment of Debt	—	9.1	—
Depreciation of Property and Equipment	13.6	13.5	16.0
Write-offs of Long-lived Assets	—	11.1	54.6
Decrease (Increase) in Other Receivables	(11.0)	49.6	46.2
Increase (Decrease) in Insurance Reserves	201.8	39.6	(54.7)
Increase (Decrease) in Unearned Premiums	5.6	(9.4)	(62.0)
Change in Income Taxes	(6.5)	(21.8)	11.2
Increase (Decrease) in Accrued Expenses and Other Liabilities	3.3	22.6	(20.3)
Other, Net	0.7	32.2	16.4
Net Cash Provided by Operating Activities	240.5	215.0	133.6
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	532.3	627.8	573.7
Purchases of Fixed Maturities	(850.3)	(681.3)	(553.0)
Sales of Equity Securities	158.9	238.4	245.3
Purchases of Equity Securities	(90.1)	(134.0)	(235.2)
Acquisition and Improvements of Investment Real Estate	(2.2)	(1.8)	(2.1)
Sales of Investment Real Estate	7.5	7.7	0.9
Sales of and Return of Investment of Equity Method Limited Liability Investments	41.0	32.9	55.2
Acquisitions of Equity Method Limited Liability Investments	(34.6)	(32.4)	(21.4)
Sales of Fair Value Option Investments	72.2	—	6.9
Purchases of Fair Value Option Investments	(21.0)	(111.0)	(60.9)
Decrease (Increase) in Short-term Investments	(18.0)	104.9	(63.9)
Acquisition of Businesses, Net of Cash Acquired	—	(57.6)	—
Disposition of Business, Net of Cash Disposed	—	—	8.9
Increase in Other Investments	(5.7)	(3.2)	(8.0)
Purchase of Corporate-owned Life Insurance	(7.5)	(7.5)	(33.5)
Acquisition of Software	(17.6)	(8.9)	(11.3)
Other, Net	(3.0)	(2.6)	(5.9)
Net Cash Used by Investing Activities	(238.1)	(28.6)	(104.3)
Financing Activities:
Net Proceeds from Issuances of Debt	10.0	345.8	144.0
Repayments of Debt	(10.0)	(357.3)	—
Common Stock Repurchases	(3.8)	(45.0)	(114.0)
Dividends and Dividend Equivalents Paid	(49.2)	(49.7)	(51.8)
Cash Exercise of Stock Options	3.5	3.9	0.5
Other, Net	1.1	1.5	1.6
Net Cash Used by Financing Activities	(48.4)	(100.8)	(19.7)
Increase (Decrease) in Cash	(46.0)	85.6	9.6
Cash, Beginning of Year	161.7	76.1	66.5
Cash, End of Year	$115.7	$161.7	$76.1
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2016, 2015 and 2014
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2013	55.7	$5.6	$694.8	$1,215.8	$135.3	$2,051.5
Net Income	—	—	—	114.5	—	114.5
Other Comprehensive Income (Note 12)	—	—	—	—	87.4	87.4
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(51.8)	—	(51.8)
Repurchases of Common Stock	(3.2)	(0.4)	(40.2)	(74.9)	—	(115.5)
Equity-based Compensation Cost (Note 10)	—	—	6.4	—	—	6.4
Equity-based Awards, Net of Shares Exchanged (Note 10)	(0.1)	—	(0.9)	(0.9)	—	(1.8)
BALANCE, DECEMBER 31, 2014	52.4	$5.2	$660.1	$1,202.7	$222.7	$2,090.7
Net Income	—	—	—	85.7	—	85.7
Other Comprehensive Loss (Note 12)	—	—	—	—	(98.4)	(98.4)
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.7)	—	(49.7)
Repurchases of Common Stock	(1.2)	(0.1)	(15.5)	(27.9)	—	(43.5)
Equity-based Compensation Cost (Note 10)	—	—	6.5	—	—	6.5
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.1	—	2.9	(1.8)	—	1.1
BALANCE, DECEMBER 31, 2015	51.3	$5.1	$654.0	$1,209.0	$124.3	$1,992.4
Net Income	—	—	—	16.8	—	16.8
Other Comprehensive Income (Note 12)	—	—	—	—	12.7	12.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.2)	—	(49.2)
Repurchases of Common Stock	(0.1)	—	(1.8)	(2.0)	—	(3.8)
Equity-based Compensation Cost (Note 10)	—	—	4.7	—	—	4.7
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.1	—	3.4	(1.8)	—	1.6
BALANCE, DECEMBER 31, 2016	51.3	$5.1	$660.3	$1,172.8	$137.0	$1,975.2
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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities, Fair Value Option Investments, Short-term Investments, Trading Securities, derivative instrument included in Other Assets and Debt are estimated using a hierarchical framework which prioritizes and ranks market price observability. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The process of estimating and establishing reserves for losses and loss adjustment expenses ("LAE") for property and casualty insurance is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim costs to differ from the estimated reserve. Changes in such estimates may be material and would be recognized in the Consolidated Financial Statements when such estimates change.
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
Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities and equity securities classified as available for sale is reported in Accumulated Other Comprehensive Income (“AOCI”) included in Shareholders’ Equity.
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
Short-term Investments include certificates of deposits and other fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds, overnight interest bearing accounts, and repurchase agreements. Short-term Investments are reported at cost, which approximates fair value.
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
Fair Value Measurements
The Company uses a hierarchical framework which prioritizes and ranks the market observability of inputs used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Goodwill
The cost of an acquired entity over the fair value of net assets acquired is reported as Goodwill. Goodwill is not amortized, but rather is tested for recoverability annually or when certain triggering events require testing.
Insurance Reserves
Reserves for losses and LAE on property and casualty insurance coverage and health insurance coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid at the end of any given accounting period. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported (“IBNR”) losses, including expected development on reported claims. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of Income in the period of change. Changes in such estimates may be material.
For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method using assumptions as of the issue date for mortality, interest, policy lapses and expenses, including provisions for adverse mortality. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Insurance Reserves for life insurance products are comprised of reserves for future policy benefits plus an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for IBNR life insurance claims. Prior to the third quarter of 2016, except when required by applicable law, the Company did not utilize the database of reported deaths maintained by the Social Security Administration or any other comparable database (a “Death Master File” or “DMF”) in its operations, including to determine its IBNR liability for life insurance products. Instead of using such a database, the Company calculated its IBNR liability for life insurance products using Company-specific historical information, which included analyzing average paid claims and the average lag between date of death and the date reported to the Company for claims for which proof of death had been provided. In the third quarter of 2016, the Company initiated a voluntary enhancement of its claims handling procedures for its life insurance policies. The Company is now utilizing a DMF to identify potential situations where the Company has yet to be notified of an insured’s death and, as appropriate, initiating an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 include a charge of $77.8 million to recognize the initial impact of using a DMF in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products.
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income. Reinsurance Recoverables were $106.4 million and $108.3 million at December 31, 2016 and 2015, respectively. Accrued Investment Income was $70.8 million and $68.5 million at December 31, 2016 and 2015, respectively.
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
The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF was $28.9 million and $32.5 million at December 31, 2016 and 2015, respectively. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $3.1 million in 2017, $2.8 million in 2018, $2.4 million in 2019, $2.0 million in 2020 and $1.8 million in 2021. The Company evaluates the Life VIF for recoverability annually.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Customer Relationships Acquired (“P&C Customer Relationships”) based on the present value of estimated future cash flows from the customer relationships acquired. P&C Customer Relationships was $9.0 million and $11.2 million at December 31, 2016 and 2015, respectively. P&C Customer Relationships is amortized using the effective interest method. P&C Customer Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Broker Relationships Acquired (“P&C Broker Relationships”) based on the present value of estimated future cash flows from the broker relationships acquired. P&C Broker Relationships was $16.8 million and $18.1 million at December 31, 2016 and 2015, respectively. P&C Broker Relationships is amortized on a straight-line basis over 15 years. P&C Broker Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. The Company performs a premium deficiency analysis typically at a product line level, namely automobile insurance, homeowners insurance and other insurance, which is consistent with the manner in which the Company acquires and services policies and measures profitability. Anticipated investment income is excluded from such analysis. A premium deficiency is recognized when the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums by first reducing related deferred policy acquisition costs to an amount, but not below zero, at which the premium deficiency would not exist. If a premium deficiency remains after first reducing deferred policy acquisition costs, a premium deficiency reserve is established and reported as a liability in the Company’s financial statements. The Company’s deferred policy acquisition costs in the Consolidated Balance Sheets at December 31, 2016 and 2015 include reductions of $9.7 million and $9.0 million, respectively, due to premium deficiencies with respect to Alliance United’s personal automobile book of business.
Traditional life insurance premiums are recognized as revenue when due. Policyholders’ benefits are associated with related premiums to result in recognition of profits over the periods for which the benefits are provided using the net level premium method.
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses include provisions for future policy benefits under life and certain accident and health insurance contracts and provisions for reported claims, estimates for IBNR claims and loss adjustment expenses. Benefit payments in excess of policy account balances are expensed.
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
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance, if any, is maintained for the portion of deferred income tax assets that the Company does not expect to recover. Increases, if any, in the valuation allowance for deferred income tax assets are recognized as income tax expense. Decreases, if any, in the valuation allowance for deferred income tax assets are recognized as income tax benefit. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Change in Accounting and Adoption of New Accounting Standards
Effective January 1, 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Prior to 2016, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation or accumulated postretirement benefit obligation, as relevant, at the beginning of the period. The change provides a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, recognized the effect prospectively in 2016. The change in method for estimating the interest and service cost components decreased pension expense for the year ended December 31, 2016 by approximately $2.7 million, but had no impact on the measurement of benefit obligations.
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
In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. ASU 2015-09 requires insurers to provide additional disclosures about short-duration insurance contracts, focusing

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
particularly on the liability for unpaid claims and claim adjustment expenses. Insurers are required to disclose tables showing incurred and paid claims development information by accident year for the number of years that claims typically remain outstanding, although not to exceed ten years, as well as a reconciliation of this information to the balance sheet. Additional disclosures are also required on the total of IBNR liabilities, including expected development on reported claims, reserving methodologies, quantitative information about claim frequency, qualitative description of the methodologies used for determining claim frequency and average annual percentage payout of incurred claims by age. ASU 2015-09 is effective for annual periods beginning after December 31, 2015 and interim periods within annual periods beginning after December 15, 2016. Except for the additional disclosure requirements, adoption of ASU 2015-09 did not impact the Company’s financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), by amending the Accounting Standards
Codification (“ASC”) and creating a new topic on accounting for leases. ASU 2016-02 introduces a lessee model that requires most leases to be reported on the balance sheet of a lessee. ASU 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC Topic 606, Revenue from Contracts with Customers, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASU 2016-02 also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although the ASU requires that they be presented as an allowance rather than as a write-down. In situations where the estimate of credit loss on an available-for-sale

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
debt security declines, entities will be able to record the reversal to income in the current period, which GAAP currently prohibits. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2017. There were no adoptions of such accounting pronouncements in 2016 that had a material impact on the Company’s Consolidated Financial Statements. With the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after December 31, 2016 to have a material impact on the Company’s financial statements.
NOTE 3. ACQUISITION OF BUSINESS
On April 30, 2015, Kemper acquired 100% of the outstanding common stock of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services, (individually and collectively referred to herein as “Alliance United”) in a cash transaction for a total purchase price of $71.0 million, of which $17.5 million was placed in escrow to secure the sellers’ potential indemnification obligations under the purchase agreement. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired and commuted a quota share reinsurance agreement whereby Alliance United ceded a portion of its business to an unaffiliated reinsurer. The results of Alliance United are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Property & Casualty Insurance segment. Alliance United is a provider of nonstandard personal automobile insurance in California. As a result of the acquisition, the Company increased its presence in the California nonstandard automobile insurance market by gaining access to additional brokers and gained expertise in serving the Hispanic market.
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
Under the purchase agreement, the Company is indemnified up to $12.5 million on an after-tax basis for, among other things, breaches of customary representations and warranties, loss and LAE reserve development and pre-closing income taxes. In addition, the Company is indemnified up to $5.0 million on an after-tax basis, for certain employment related matters. Other Receivables in the preceding table include an indemnification receivable of $5.4 million. Other Receivables in the Consolidated Balance Sheets at December 31, 2016 and 2015 include an indemnification receivable of $16.0 million and $15.9 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. ACQUISITION OF BUSINESS (Continued)
The carrying amount, net of accumulated amortization, of the intangible assets acquired by class at December 31, 2016, December 31, 2015 and the acquisition date are presented below.

DOLLARS IN MILLIONS	Dec 31, 2016	Dec 31, 2015	At Acquisition Date
P&C Broker Relationships	$16.8	$18.1	$18.9
Value of In Force Policies	—	0.2	9.2
Other	2.5	3.7	4.5
Value of Intangible Assets Acquired	$19.3	$22.0	$32.6
P&C Broker Relationships are being amortized over 15 years on a straight-line basis. Value of In Force Policies (“P&C VIF”) was amortized pro ratably as premiums were earned over the remaining terms of the underlying policies. Other intangible assets acquired are generally being amortized on a straight-line basis over 2 years to 5 years.
NOTE 4. INVESTMENTS
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2016 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$321.2	$22.3	$(7.2)	$336.3
States and Political Subdivisions	1,640.6	88.4	(14.1)	1,714.9
Foreign Governments	3.5	—	(0.1)	3.4
Corporate Securities:
Bonds and Notes	2,758.9	209.9	(24.0)	2,944.8
Redeemable Preferred Stocks	0.5	0.1	—	0.6
Collateralized Loan Obligations	121.2	2.7	(1.1)	122.8
Other Mortgage- and Asset-backed	0.9	1.2	—	2.1
Investments in Fixed Maturities	$4,846.8	$324.6	$(46.5)	$5,124.9
Included in the fair value of Other Mortgage- and Asset-backed investments at December 31, 2016 are $0.9 million of collateralized debt obligations and $1.2 million of non-governmental residential mortgage-backed securities.
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
Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $0.1 million and $5.6 million at December 31, 2016 and 2015, respectively. Other Receivables included unsettled sales of Investments in Fixed

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Maturities of $2.7 million at December 31, 2016. There were no unsettled sales of Investments in Fixed Maturities at December 31, 2015.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2016 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$101.6	$102.8
Due after One Year to Five Years	836.7	867.0
Due after Five Years to Ten Years	1,608.6	1,652.4
Due after Ten Years	2,038.2	2,233.0
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	261.7	269.7
Investments in Fixed Maturities	$4,846.8	$5,124.9
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2016 consisted of securities issued by the Government National Mortgage Association with a fair value of $126.2 million, securities issued by the Federal National Mortgage Association with a fair value of $13.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.8 million and securities of other non-governmental issuers with a fair value of $124.8 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2016 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$58.1	$2.3	$(0.8)	$59.6
Other Industries	18.5	4.9	(0.5)	22.9
Common Stocks:
Finance, Insurance and Real Estate	31.2	2.3	—	33.5
Other Industries	7.2	4.6	(0.1)	11.7
Other Equity Interests:
Exchange Traded Funds	136.1	9.6	(1.3)	144.4
Limited Liability Companies and Limited Partnerships	183.3	29.2	(2.9)	209.6
Investments in Equity Securities	$434.4	$52.9	$(5.6)	$481.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2015 were:

DOLLARS IN MILLIONS		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$80.8	$4.9	$(0.8)	$84.9
Other Industries	17.1	2.7	(0.8)	19.0
Common Stocks:
Manufacturing	0.7	1.0	—	1.7
Finance, Insurance and Real Estate	18.9	5.3	(1.0)	23.2
Other Industries	8.7	3.3	(0.2)	11.8
Other Equity Interests:
Exchange Traded Funds	179.7	1.1	(3.7)	177.1
Limited Liability Companies and Limited Partnerships	181.0	25.0	(0.5)	205.5
Investments in Equity Securities	$486.9	$43.3	$(7.0)	$523.2
Other Receivables included unsettled sales of Investments in Equity Securities of $0.2 million at December 31, 2016. There were no unsettled sales of Investments in Equity Securities at December 31, 2015. There were no unsettled purchases of Investments in Equity Securities at either December 31, 2016 or December 31, 2015.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2016 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$117.7	$(7.2)	$1.1	$—	$118.8	$(7.2)
States and Political Subdivisions	432.7	(14.1)	0.3	—	433.0	(14.1)
Foreign Governments	2.1	(0.1)	—	—	2.1	(0.1)
Corporate Securities:
Bonds and Notes	663.3	(16.6)	107.3	(7.4)	770.6	(24.0)
Collateralized Loan Obligations	19.9	(0.7)	21.4	(0.4)	41.3	(1.1)
Total Fixed Maturities	1,235.7	(38.7)	130.1	(7.8)	1,365.8	(46.5)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	15.6	(0.5)	7.3	(0.3)	22.9	(0.8)
Other Industries	5.3	(0.5)	—	—	5.3	(0.5)
Common Stocks:
Finance, Insurance and Real Estate	2.8	—	—	—	2.8	—
Other Industries	0.6	(0.1)	0.5	—	1.1	(0.1)
Other Equity Interests:
Exchange Traded Funds	—	—	18.6	(1.3)	18.6	(1.3)
Limited Liability Companies and Limited Partnerships	13.9	(0.7)	33.8	(2.2)	47.7	(2.9)
Total Equity Securities	38.2	(1.8)	60.2	(3.8)	98.4	(5.6)
Total	$1,273.9	$(40.5)	$190.3	$(11.6)	$1,464.2	$(52.1)

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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2016, were $46.5 million, of which $7.8 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were unrealized losses of $0.1 million at December 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $33.8 million and below-investment-grade fixed maturity investments comprised $12.7 million of the unrealized losses on investments in fixed maturities at December 31, 2016. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At December 31, 2016, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2016 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2016 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2016.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2015 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$56.6	$(1.6)	$24.1	$(2.0)	$80.7	$(3.6)
States and Political Subdivisions	131.0	(2.6)	0.9	(0.1)	131.9	(2.7)
Corporate Securities:
Bonds and Notes	783.8	(26.0)	133.6	(14.7)	917.4	(40.7)
Redeemable Preferred Stocks	—	—	—	—	—	—
Collateralized Loan Obligations	57.4	(2.9)	0.8	(0.1)	58.2	(3.0)
Other Mortgage- and Asset-backed	—	—	0.3	—	0.3	—
Total Fixed Maturities	1,028.8	(33.1)	159.7	(16.9)	1,188.5	(50.0)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	2.7	—	12.3	(0.8)	15.0	(0.8)
Other Industries	7.3	(0.8)	—	—	7.3	(0.8)
Common Stocks:
Finance, Insurance and Real Estate	16.3	(1.0)	—	—	16.3	(1.0)
Other Industries	2.8	(0.2)	—	—	2.8	(0.2)
Other Equity Interests:
Exchange Traded Funds	135.2	(3.7)	—	—	135.2	(3.7)
Limited Liability Companies and Limited Partnerships	2.7	(0.5)	—	—	2.7	(0.5)
Total Equity Securities	167.0	(6.2)	12.3	(0.8)	179.3	(7.0)
Total	$1,195.8	$(39.3)	$172.0	$(17.7)	$1,367.8	$(57.0)
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2015, were $50.0 million, of which $16.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were unrealized losses of $0.2 million at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2015 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $33.5 million and below-investment-grade fixed maturity investments comprised $16.5 million of the unrealized losses on investments in fixed maturities at December 31, 2015. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 8% of the amortized cost basis of the investment. At December 31, 2015, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2015 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
The following table sets forth the pre-tax amount of Other Than Temporary Impairments (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2016, 2015 and 2014, for which a portion of the OTTI loss related to factors other than credit has been recognized in AOCI, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2016	2015	2014
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Year	$5.1	$5.3	$9.9
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Year	2.7	0.2	2.4
Additional Pre-tax Credit Losses on Fixed Maturities with Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Year	—	—	0.6
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(6.3)	(0.4)	(2.4)
Reductions for Investments Sold During Year	(0.1)	—	(5.2)
Balance at End of Year	$1.4	$5.1	$5.3
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. In 2016 and 2015, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $2,618.1 million and $3,801.7 million as of December 31, 2016 and 2015, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $828.0 million and $879.1 million as of December 31, 2016 and 2015, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $85.0 million, $159.6 million and $96.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2016 is limited to the total carrying value of $175.9 million. In addition, the Company had outstanding commitments totaling approximately $76.3 million to fund Equity Method Limited Liability Investments at December 31, 2016.
The carrying values of the Company’s Other Investments at December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS	2016	2015
Loans to Policyholders at Unpaid Principal	$294.2	$288.4
Real Estate at Depreciated Cost	140.2	149.8
Trading Securities at Fair Value	5.3	4.7
Other	0.2	0.3
Total	$439.9	$443.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. GOODWILL
Goodwill balances by business segment at December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS	2016	2015
Property & Casualty Insurance	$103.6	$103.6
Life & Health Insurance	219.4	219.4
Total	$323.0	$323.0
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
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. Such estimates are based on individual case estimates for reported claims and estimates for IBNR losses, including expected development on reported claims.
The determination of individual case reserves differs by line of business. For preferred personal automobile insurance, homeowners insurance and other personal insurance, case reserves are set by adjusters and are based on the adjusters’ estimates of the amount for which the claims will ultimately be paid. For non-standard personal automobile insurance and commercial automobile insurance, case reserves are set primarily using statistical reserves that are based on studies of historical average paid amounts by state, coverage and product. However, when such reserves exceed certain thresholds they are set manually by adjusters.
The Company’s actuaries generally estimate ultimate losses and LAE and, therefore, reserves at least quarterly for most product lines and/or coverage levels using accident quarters spanning 10 or more years, depending on the size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies to estimate the ultimate losses and LAE for the current accident quarter and re-estimate the ultimate losses and LAE for previous accident quarters to determine if changes in the previous estimates of the ultimate losses and LAE are indicated by the most recent data.
The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. However, changes in the Company’s business processes, by their very nature, are likely to affect the development patterns, which generally results in the historical development factors becoming less reliable over time in predicting how losses and LAE will ultimately develop. The Company’s actuaries use professional judgment in determining how much weight to place on the development patterns based on the older historical data and how much weight to place on the development patterns based on more recent data. In some cases, the Company’s actuaries make adjustments to the loss reserving estimation methodologies to estimate ultimate losses and LAE.
The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses and LAE. Paid amounts are then subtracted from the ultimates to compute the reserves for property and casualty insurance losses and LAE. These results are reviewed by the Company’s corporate actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools.
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
The following tables contain information about incurred and paid claims development as of and for the year December 31, 2016, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2012 through 2015 is presented as supplementary information and is unaudited.
Preferred Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2016
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$305.0	$290.9	$284.4	$282.2	$282.1	$0.8	56,772
2013		265.4	251.1	250.1	251.6	—	51,126
2014			202.1	198.3	200.2	0.9	39,865
2015				168.3	171.8	6.3	32,484
2016					162.1	26.9	30,278
Total					1,067.8

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$117.8	$207.6	$245.5	$264.3	$272.9
2013		107.2	182.2	216.3	234.1
2014			85.8	143.3	168.8
2015				73.1	122.4
2016					61.2
Total					859.4
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2012, Net of Reinsurance					10.9
Loss and Allocated LAE Reserves, Net of Reinsurance					$219.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2016
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$163.9	$163.9	$164.1	$164.2	$164.3	$(0.1)	89,703
2013		139.7	138.5	138.5	138.4	(0.1)	78,779
2014			122.0	121.6	121.4	(0.1)	67,205
2015				101.2	100.7	(0.4)	53,419
2016					106.6	(4.2)	49,267
Total					631.4

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$160.5	$164.4	$164.2	$164.2	$164.3
2013		137.0	138.9	138.6	138.5
2014			121.0	121.8	121.5
2015				100.1	101.0
2016					105.2
Total					630.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2012, Net of Reinsurance					(0.1)
Loss and Allocated LAE Reserves, Net of Reinsurance					$0.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-standard Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2016
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$243.0	$242.1	$242.0	$243.0	$244.0	$0.2	63,019
2013		250.5	247.1	248.3	249.5	0.5	67,058
2014			255.0	262.9	267.1	5.4	76,846
2015				379.4	379.8	10.4	91,832
2016					435.7	72.2	108,062
Total					1,576.1

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$112.8	$202.6	$228.9	$238.9	$242.6
2013		117.8	208.2	233.8	244.2
2014			117.4	210.8	245.5
2015				167.7	304.7
2016					168.9
Total					1,205.9
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2012, Net of Reinsurance and Indemnification					1.5
Loss and Allocated LAE Reserves, Net of Reinsurance and Indemnification					$371.7

[1] Table retrospectively includes Alliance United’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-standard Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2016
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$96.4	$98.1	$98.4	$98.3	$98.2	$—	35,840
2013		100.1	100.3	100.0	99.8	(0.1)	36,179
2014			105.8	104.7	104.3	(0.7)	38,042
2015				143.2	143.3	(1.6)	42,863
2016					177.9	(4.0)	52,039
Total					623.5

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$91.2	$98.3	$98.2	$98.2	$98.2
2013		93.4	100.2	99.9	99.7
2014			97.1	105.9	105.1
2015				130.0	143.8
2016					167.4
Total					614.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2012, Net of Reinsurance and Indemnification					—
Loss and Allocated LAE Reserves, Net of Reinsurance and Indemnification					$9.3

[1] Table retrospectively includes Alliance United’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2016
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$250.2	$235.9	$231.0	$227.5	$226.7	$0.1	27,833
2013		180.8	172.8	169.4	167.5	(0.1)	21,976
2014			211.1	208.5	205.0	(0.1)	22,432
2015				178.9	164.9	(1.8)	17,432
2016					200.3	9.7	16,769
Total					964.4

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016
2012	$165.9	$216.0	$222.3	$225.2	$225.8
2013		122.4	156.5	162.5	164.7
2014			149.2	194.4	200.1
2015				116.9	154.4
2016					141.2
Total					886.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2012, Net of Reinsurance					3.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$81.7
The claim counts in the preceding tables are cumulative incurred claim counts as of December 31, 2016 and are equal to both (i) reported claims minus claims closed without payment as well as (ii) open claims plus claims closed with payment. As such, the difference between these claim counts and final claim counts once all claims have been identified and settled will tend to be higher in recent accident years, particularly the most recent accident year, due to claims closed without payment. Certain product lines, particularly the Company’s non-standard personal automobile insurance, tend to have a higher percentage of claims closed without payment.
The Company's claims are counted at the feature level. As such, each claimant and each coverage is counted separately. For example, if for one occurrence, the Company's policyholder is at fault for damage to his/her own vehicle, another party's vehicle and three injured parties, there may be five features—three for bodily injury liability, one for property damage liability and one for first-party collision coverage. There may also be another feature for first-party medical payments.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheet at December 31, 2016.

DOLLARS IN MILLIONS	2016
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification:
Preferred Personal Automobile Insurance—Liability	$219.3
Preferred Personal Automobile Insurance—Physical Damage	0.8
Non-standard Personal Automobile Insurance—Liability	371.7
Non-standard Personal Automobile Insurance—Physical Damage	9.3
Homeowners Insurance	81.7
Other	124.7
Total	807.5
Reinsurance and Indemnification Recoverables on Unpaid Losses and Allocated LAE:
Preferred Personal Automobile Insurance—Liability	28.3
Preferred Personal Automobile Insurance—Physical Damage	—
Non-standard Personal Automobile Insurance—Liability	10.6
Non-standard Personal Automobile Insurance—Physical Damage	(0.6)
Homeowners Insurance	—
Other	8.7
Total	47.0
Insurance Lines other than Short-duration	—
Unallocated LAE	76.9
Property and Casualty Insurance Reserves, Gross of Reinsurance and Indemnification	$931.4
The following is supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance and Indemnification (Unaudited)
Years	1	2	3	4	5
Preferred Personal Automobile Insurance—Liability	41.5%	72.2%	85.8%	93.4%	96.7%
Preferred Personal Automobile Insurance—Physical Damage	98.9%	100.3%	100.1%	100.0%	100.0%
Non-standard Personal Automobile Insurance—Liability	44.1%	81.4%	93.1%	97.9%	99.4%
Non-standard Personal Automobile Insurance—Physical Damage	92.9%	100.6%	100.3%	99.9%	100.0%
Homeowners Insurance	72.1%	94.3%	97.6%	98.8%	99.6%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$862.8	$733.9	$843.5
Less Reinsurance Recoverables and Indemnification at Beginning of Year	52.0	54.9	63.4
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at Beginning of Year	810.8	679.0	780.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance and Indemnification	—	125.4	—
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,358.6	1,123.3	965.4
Prior Years:
Continuing Operations	(14.4)	(11.5)	(53.5)
Discontinued Operations	(6.3)	(8.6)	(3.6)
Total Incurred Losses and LAE related to Prior Years	(20.7)	(20.1)	(57.1)
Total Incurred Losses and LAE	1,337.9	1,103.2	908.3
Paid Losses and LAE related to:
Current Year:
Continuing Operations	831.0	723.2	639.8
Prior Years:
Continuing Operations	431.9	366.2	360.4
Discontinued Operations	4.6	7.4	9.2
Total Paid Losses and LAE related to Prior Years	436.5	373.6	369.6
Total Paid Losses and LAE	1,267.5	1,096.8	1,009.4
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at End of Year	881.2	810.8	679.0
Plus Reinsurance and Indemnification Recoverables at End of Year	50.2	52.0	54.9
Property and Casualty Insurance Reserves, Gross of Reinsurance and Indemnification at End of Year	$931.4	$862.8	$733.9
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
In 2016, the Company reduced its property and casualty insurance reserves by $20.7 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $16.8 million, and commercial lines insurance loss and LAE reserves developed favorably by $3.9 million. Personal automobile insurance loss and LAE reserves developed adversely by $11.3 million due primarily to the emergence of loss patterns that were worse than expected for liability insurance for the 2015 and 2014 accident years and, to a lesser extent, the 2013 and 2012 accident years. Homeowners insurance loss and LAE reserves developed favorably by $20.0 million due primarily to $16.8 million of favorable development on catastrophes primarily for the 2015 accident year and, to a lesser extent, the 2014 accident year. Other personal lines loss and LAE reserves developed favorably by $8.1 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014, 2013 and 2012 accident years. Commercial lines insurance loss and LAE reserves included adverse development of $2.4 million from continuing operations and favorable development of $6.3 million from discontinued operations.
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
Reinsurance and indemnification recoverables on property and casualty insurance reserves were $50.2 million and $52.0 million at December 31, 2016 and 2015, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2016 and 2015, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 7. DEBT
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-current, outstanding at December 31, 2016 and 2015 was:

DOLLARS IN MILLIONS	2016	2015
Senior Notes:
6.00% Senior Notes due May 15, 2017	$359.8	$359.1
4.35% Senior Notes due February 15, 2025	247.7	247.4
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Long-term Debt, Current and Non-current, Outstanding	$751.6	$750.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. DEBT (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Notes Payable under Revolving Credit Agreement	$0.8	$0.8	$0.8
Federal Home Loan Bank of Dallas	—	—	—
Federal Home Loan Bank of Chicago	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	3.7	15.5
6.00% Senior Notes due May 15, 2017	22.3	22.2	22.2
4.35% Senior Notes due February 15, 2025	11.1	9.5	—
7.375% Subordinated Debentures due February 27, 2054	11.1	11.1	9.4
Interest Expense before Capitalization of Interest	45.3	47.3	47.9
Capitalization of Interest	(0.9)	(0.8)	(1.0)
Total Interest Expense	$44.4	$46.5	$46.9
Interest Paid, including facility fees, for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Notes Payable under Revolving Credit Agreement	$0.6	$1.4	$0.6
Federal Home Loan Bank of Dallas	—	—	—
Federal Home Loan Bank of Chicago	—	—	—
Senior Notes Payable:
6.00% Senior Notes due November 30, 2015	—	4.8	15.0
6.00% Senior Notes due May 15, 2017	21.6	21.6	21.6
4.35% Senior Notes due February 15, 2025	10.9	5.2	—
7.375% Subordinated Debentures due February 27, 2054	11.1	11.1	8.5
Total Interest Paid	$44.2	$44.1	$45.7
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, Trinity and United Insurance. Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the credit agreement at either December 31, 2016 or December 31, 2015.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. During 2016 and 2015, Trinity borrowed and repaid $10.0 million and $77.5 million, respectively, under its agreement with the FHLB of Dallas. During 2015, United Insurance borrowed and repaid $21.0 million under its agreement with the FHLB of Chicago. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2016 or December 31, 2015.
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
The Company anticipates issuing at least $250.0 million in 10-year senior notes in the second quarter of 2017 to replace its Senior Notes due May 15, 2017. For risk management purposes, during the fourth quarter of 2016, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the probable debt issuance (“Treasury Lock”). The Treasury Lock was formally designated as a cash flow hedge at inception and qualified for hedge accounting treatment. As such, the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and will be amortized into earnings in the same periods that the hedged items affect earnings. The amortization will be included in Interest and Other Expenses, which is the same line item associated with the forecasted transaction. The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized immediately in earnings. The fair value of the Treasury Lock of $1.6 million at December 31, 2016 has been included in Other Assets in the Consolidated Balance Sheet. As the entire amount of the change in fair value during the year was deemed effective, all of the change has been included entirely in Other Comprehensive Income for the year ended December 31, 2016. As the hedged transaction has yet to occur, no amounts have been reclassified from Other Comprehensive Income into earnings. If debt is issued in the second quarter of 2017 and its terms are consistent with what has been anticipated, the Company expects to reclassify $0.1 million of net gains on derivative instruments from AOCI to earnings for the year ended December 31, 2017 as interest expense on the debt is recognized.
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
Net rental expense for operating leases for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Minimum Rental Expense	$21.2	$20.7	$21.5
Less Sublease Rental Income	(1.6)	(1.7)	(1.3)
Net Rental Expense	$19.6	$19.0	$20.2
Future minimum lease payments under capital and operating leases at December 31, 2016 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2017	$0.7	$17.4
2018	0.1	13.9
2019	—	11.5
2020	—	9.2
2021	—	7.3
2022 and Thereafter	—	15.2
Total Future Payments	$0.8	$74.5
Less Imputed Interest	(0.1)
Present Value of Minimum Capital Lease Payments	$0.7
The total of minimum rentals to be received in the future under non-cancellable subleases was $2.1 million at December 31, 2016.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2016 and 2015. There were 51,270,940 shares and 51,326,751 shares of common stock outstanding at December 31, 2016 and 2015, respectively. Common stock outstanding included 16,000 shares and 80,848 shares at December 31, 2016 and 2015, respectively, that have been issued, subject to certain vesting and other requirements, in connection with the Company’s long-term equity compensation plans. See Note 10, “Long-Term Equity-based Compensation,” to the Consolidated Financial Statements for a discussion of the restrictions and vesting provisions.
Kemper repurchased and retired 0.1 million shares of its common stock in open market transactions at an aggregate cost of $3.8 million in 2016. Kemper repurchased and retired 1.2 million shares of its common stock in open market transactions at an aggregate cost of $43.5 million in 2015. Kemper repurchased and retired 3.2 million shares of its common stock in open market transactions at an aggregate cost of $115.5 million in 2014.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $104.5 million to Kemper in 2016. In 2017, Kemper’s insurance subsidiaries would be able to pay $133 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $2.4 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2016.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $403.7 million and $394.6 million at December 31, 2016 and 2015, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $29.7 million, $62.8 million and $100.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $928.9 million and $957.7 million at December 31, 2016 and 2015, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $1.4 million, $58.9 million and $85.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $121.4 million at December 31, 2016. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $334.1 million at December 31, 2016. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2016, Kemper paid dividends of $49.2 million to its shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2016. Kemper had the ability to pay without restrictions $269 million in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2016.
NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2016, there were 6,762,714 common shares available for future grants under the Omnibus Plan, of which 682,752 shares were reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock unit (“RSU”) awards.

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
Outstanding equity-based compensation awards at December 31, 2016 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, time-vested RSUs, performance-based RSUs and DSUs. Effective February 4, 2014, the Company began issuing time-based and performance-based RSUs. Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock. RSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU or DSU issued. Recipients of RSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except as described below for equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.
For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $4.7 million, $6.5 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total unamortized compensation expense related to nonvested awards at December 31, 2016 was $8.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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
Under the Non-employee Director compensation programs in effect for 2016, each non-employee director receives an annual DSU award covering shares of Kemper common with an aggregate grant date fair value of $75,000 at the conclusion of each annual shareholder meeting. Under the Non-employee Director compensation programs in effect for 2015 and 2014, annual awards to each Non-employee Director included 500 DSUs and stock options, as described below. The DSUs granted to Non-employee Directors are fully vested on the date of grant. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates.
In addition to the annual DSU awards under the Non-employee Director compensation programs in effect for 2015 and 2014, each Non-employee Director received an initial option award to purchase 4,000 shares of Kemper common stock immediately upon becoming a director, and in addition, received an annual option award to purchase 4,000 shares of common stock on the date of each annual meeting of Kemper’s shareholders. Grants of such option awards were fully vested and exercisable on the date of grant at an exercise price equal to the fair value of Kemper’s common stock on the date of grant and expire ten years from the date of grant.
Prior to approval of the Omnibus Plan, the Company’s previous stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Kemper common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. The restorative feature was eliminated prospectively for original option awards granted on or after February 3, 2009. However, Restorative Options could still be granted, subject to certain limitations, in connection with the exercise of original options granted before February 3, 2009. Following the exercise in 2016 of original options previously granted prior to February 3, 2009 and the automatic grant of Restorative Options in

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
connection with such exercise, there were no options outstanding at December 31, 2016 that were eligible to receive a grant of a Restorative Option. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair value of Kemper common stock on the date of grant of a Restorative Option and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2016, 2015 and 2014 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2016, 2015 and 2014 are presented below.

	2016			2015			2014
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	25.85%	-	42.19%	21.31%	-	41.65%	25.76%	-	44.43%
Risk-free Interest Rate	0.77	-	2.01	1.08	-	1.96	1.07	-	2.14
Expected Dividend Yield	2.22	-	3.41	2.37	-	2.62	2.53	-	2.60
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	1	-	6.5	4	-	7	4	-	7
Director Grants	N/A			5.5			6
Tandem Award activity for the year ended December 31, 2016 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	1,428,157	$39.75
Granted	506,675	31.09
Exercised	(251,522)	34.04
Forfeited or Expired	(377,187)	43.72
Outstanding at December 31, 2016	1,306,123	36.35	6.5	$11.5
Vested and Expected to Vest at December 31, 2016	1,254,165	$36.49	6.4	$10.9
Exercisable at December 31, 2016	701,486	$38.32	4.8	$5.3
The weighted-average grant-date fair values of Tandem Awards granted during 2016, 2015 and 2014 were $5.17, $7.85 and $10.49, respectively. Total intrinsic value of Tandem Awards exercised was $2.0 million, $4.6 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash received from exercises of Tandem Awards was $3.5 million, $3.9 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.7 million, $1.6 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Information pertaining to Tandem Awards outstanding at December 31, 2016 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
15.01	-	20.00	4,000	16.48	2.35	4,000	16.48
20.01	-	25.00	9,500	23.37	3.06	9,500	23.37
25.01	-	30.00	316,603	27.89	8.21	116,909	28.20
30.01	-	35.00	176,845	32.43	8.18	74,742	32.33
35.01	-	40.00	437,299	36.64	7.21	270,763	36.67
40.01	-	45.00	166,376	41.33	7.02	30,072	40.70
45.01	-	50.00	195,500	49.74	0.11	195,500	49.74
15.01	-	50.00	1,306,123	36.35	6.45	701,486	38.32
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the year ended December 31, 2016 is presented below.

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	29,448	$33.77	85,048	$36.84
Granted	—	—	118,622	31.48
Vested	(12,098)	32.32	(26,006)	33.01
Forfeited	(1,350)	35.75	(19,303)	36.03
Nonvested Balance at December 31, 2016	16,000	$34.69	158,361	$33.56
Prior to February 3, 2009, only awards of time-vested restricted stock had been granted. Beginning on February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began making performance-based restricted awards to certain officers and employees. The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of a RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The final payout of these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on the Company’s performance. If, at the end of the applicable performance period, the Company’s performance:

•	exceeds the “target” performance level, additional shares of stock will be issued to the award recipient;

•
is below the “target” performance level, but at or above a “minimum” performance level, only a portion of the shares of performance-based restricted stock or RSUs originally issued to the award recipient will vest; or

•	is below a “minimum” performance level, none of the shares of performance-based restricted stock or RSUs originally issued to the award recipient will vest.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested performance-based restricted stock and nonvested performance-based RSU awards for the year ended December 31, 2016 is presented below.

	Performance-based Restricted Stock Awards		Performance-based RSU Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of RSUs	Weighted- average Grant-date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	51,400	$42.12	128,100	$41.85
Granted	—	—	146,788	29.62
Forfeited	(51,400)	42.12	(47,304)	39.04
Nonvested Balance at December 31, 2016	—	$—	227,584	$34.55
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2016 and 2015 three-year performance periods was 137,615 common shares and 46,762 common shares, respectively, (as “full value awards,” the equivalent of 412,845 shares and 140,286 shares, respectively, under the Share Authorization) at December 31, 2016. For the 2014 three-year performance period, the Company’s performance level was below the minimum performance level, and all of the related 43,207 shares of performance-based RSUs were forfeited on February 4, 2017, the three-year anniversary of their grant date. For the 2013 three-year performance period, the Company’s performance level was below the minimum performance level, and all of the related 51,400 shares of performance-based restricted shares were forfeited on February 4, 2016, the three-year anniversary of their grant date.
The grant date fair values of the performance-based restricted stock and performance-based RSU awards with a market performance condition are determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Kemper and each of the other companies included in the peer group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Kemper’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock and performance-based RSU awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials.
Performance-based awards outstanding on January 1, 2016 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. For awards outstanding on January 1, 2016, the final payout of these awards, and any forfeitures of shares for performance below the “target” performance level, are determined based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over the respective three-year performance period ending on either December 31, 2017, 2016 or 2015, depending on the three-year performance period being measured. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Half of the performance-based RSUs granted in 2016 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period ending on February 28, 2019. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.

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
The total fair value of time-vested and performance-based restricted stock and RSUs that vested during the year ended December 31, 2016 was $1.3 million. The tax benefits for tax deductions realized from such shares was $0.5 million. The total fair value of the shares of time-vested and performance-based restricted stock that vested during the year ended December 31, 2015 was $1.4 million. The tax benefits for tax deductions realized from such shares was $0.5 million. The total fair value of the shares of time-vested and performance-based restricted stock that vested during the year ended December 31, 2014 and the 2011 Additional Shares was $3.6 million. The tax benefits for tax deductions realized from such shares was $1.2 million.
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. The total fair value of DSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.1 million and $0.2 million, respectively.
Activity related to DSU awards for the year ended December 31, 2016 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	7,000	$36.17
Granted and Vested	14,520	31.00
Vested Balance at December 31, 2016	21,520	$32.68

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 11. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2016, 2015 and 2014 is presented below.

	2016	2015	2014
DOLLARS IN MILLIONS
Income from Continuing Operations	$12.7	$80.2	$112.6
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	(0.2)	0.4	0.5
Income from Continuing Operations Attributed to Unrestricted Shares	12.9	79.8	112.1
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$12.9	$79.8	$112.1
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	51,156.1	51,606.9	53,762.5
Equity-based Compensation Equivalent Shares	58.6	76.6	105.4
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,214.7	51,683.5	53,867.9
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$0.25	$1.55	$2.08
Diluted Income from Continuing Operations Per Unrestricted Share	$0.25	$1.55	$2.08
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2016, 2015 and 2014 because the exercise prices for the options exceeded the average market price is presented below.

SHARES IN THOUSANDS	2016	2015	2014
Equity-based Compensation Equivalent Shares	959.9	959.7	1,605.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	959.9	959.7	1,605.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) Before Income Taxes for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$(2.4)	$(151.9)	$259.7
Reclassification Adjustment for Amounts Included in Net Income	0.2	(25.4)	(25.1)
Unrealized Holding Gains (Losses)	(2.2)	(177.3)	234.6
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	(0.3)	(1.4)	(1.0)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	(0.3)	(1.4)	(1.0)
Net Unrecognized Postretirement Benefit Costs Arising During the Year	14.2	3.0	(106.4)
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	1.0	—	—
Amortization of Net Unrecognized Postretirement Benefit Costs	5.3	23.1	7.9
Total Reclassification Adjustments for Amounts Included in Net Income	6.3	23.1	7.9
Net Unrecognized Postretirement Benefit Costs	20.5	26.1	(98.5)
Gains (Losses) on Cash Flow Hedge During the Year Before Reclassification Adjustment	1.6	—	—
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Gain on Cash Flow Hedge	1.6	—	—
Other Comprehensive Income (Loss) Before Income Taxes	$19.6	$(152.6)	$135.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year Before Reclassification Adjustment	$1.0	$53.9	$(91.6)
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	8.9	8.8
Unrealized Holding Gains and Losses	0.9	62.8	(82.8)
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	0.1	0.5	0.4
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustment	0.1	0.5	0.4
Net Unrecognized Postretirement Benefit Costs Arising During the Year	(5.0)	(1.1)	37.5
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	(0.4)	—	—
Amortization of Net Unrecognized Postretirement Benefit Costs	(1.9)	(8.0)	(2.8)
Total Reclassification Adjustments for Amounts Included in Net Income	(2.3)	(8.0)	(2.8)
Net Unrecognized Postretirement Benefit Costs	(7.3)	(9.1)	34.7
Gain on Cash Flow Hedge During the Year Before Reclassification Adjustment	(0.6)	—	—
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Gain on Cash Flow Hedge	(0.6)	—	—
Other Comprehensive Income Tax Benefit (Expense)	$(6.9)	$54.2	$(47.7)
The components of AOCI at December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS	2016	2015
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.1	$1.4
Other Net Unrealized Gains on Investments	211.7	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.9)	(0.7)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(74.9)	(88.1)
Gain on Cash Flow Hedge, Net of Income Taxes	1.0	—
Accumulated Other Comprehensive Income	$137.0	$124.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

DOLLARS IN MILLIONS	2016	2015	2014
Reclassification of AOCI from Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$32.0	$52.6	$37.9
Net Impairment Losses Recognized in Earnings	(32.2)	(27.2)	(12.8)
Total Before Income Taxes	(0.2)	25.4	25.1
Income Tax Expense	0.1	(8.9)	(8.8)
Reclassification from AOCI, Net of Income Taxes	(0.1)	16.5	16.3
Reclassification of AOCI from Amortization of Net Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(6.3)	(23.1)	(7.9)
Income Tax Benefit	2.3	8.0	2.8
Reclassification from AOCI, Net of Income Taxes	(4.0)	(15.1)	(5.1)
Total Reclassification from AOCI to Net Income	$(4.1)	$1.4	$11.2
NOTE 13. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$242.7	$236.2	$227.4
Dividends on Equity Securities Excluding Alternative Investments	11.8	14.8	19.2
Alternative Investments:
Equity Method Limited Liability Investments	7.5	19.0	9.0
Fair Value Option Investments	(1.9)	0.2	(0.7)
Limited Liability Investments Included in Equity Securities	22.0	17.6	40.7
Total Alternative Investments	27.6	36.8	49.0
Short-term Investments	0.5	0.4	0.6
Loans to Policyholders	21.6	21.1	20.5
Real Estate	11.8	11.9	12.1
Other	0.3	—	0.1
Total Investment Income	316.3	321.2	328.9
Investment Expenses:
Real Estate	11.0	11.3	11.3
Other Investment Expenses	7.0	7.3	8.5
Total Investment Expenses	18.0	18.6	19.8
Net Investment Income	$298.3	$302.6	$309.1
Other Receivables includes accrued investment income of $70.8 million and $68.5 million at December 31, 2016 and 2015, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Fixed Maturities:
Gains on Sales	$17.0	$16.1	$7.0
Losses on Sales	(4.6)	(1.1)	(0.2)
Equity Securities:
Gains on Sales	19.9	39.2	33.1
Losses on Sales	(0.3)	(1.6)	(2.0)
Real Estate:
Gains on Sales	1.1	—	—
Losses on Sales	—	(0.2)	(0.2)
Other Investments:
Gain on Sale of Subsidiary	—	—	1.6
Losses on Sales	(0.2)	—	(0.1)
Net Gains (Losses) on Trading Securities	0.2	(0.3)	(0.1)
Net Realized Gains on Sales of Investments	$33.1	$52.1	$39.1
Gross Gains on Sales	$38.0	$55.3	$41.7
Gross Losses on Sales	(5.1)	(2.9)	(2.5)
Net Gains (Losses) on Trading Securities	0.2	(0.3)	(0.1)
Net Realized Gains on Sales of Investments	$33.1	$52.1	$39.1
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Fixed Maturities	$(26.6)	$(11.5)	$(5.7)
Equity Securities	(5.6)	(15.7)	(7.1)
Real Estate	(0.5)	—	(2.4)
Net Impairment Losses Recognized in Earnings	$(32.7)	$(27.2)	$(15.2)
NOTE 14. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Commissions	$399.2	$357.6	$324.6
General Expenses	209.0	241.1	258.1
Taxes, Licenses and Fees	48.8	44.2	38.9
Total Costs Incurred	657.0	642.9	621.6
Policy Acquisition Costs:
Deferred	(314.9)	(270.6)	(235.8)
Amortized	299.3	257.4	235.4
Net Policy Acquisition Costs Deferred	(15.6)	(13.2)	(0.4)
Life VIF, P&C VIF and P&C Customer Relationships Amortized	5.9	15.4	7.2
Insurance Expenses	$647.3	$645.1	$628.4
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS	2016	2015
Deferred Income Tax Assets:
Insurance Reserves	$83.4	$83.0
Unearned Premium Reserves	42.1	41.7
Tax Capitalization of Policy Acquisition Costs	70.7	71.5
Payroll and Employee Benefit Accruals	60.5	72.0
Net Operating Loss Carryforwards	52.2	30.5
Other	13.2	15.7
Total Deferred Income Tax Assets	322.1	314.4
Deferred Income Tax Liabilities:
Investments	113.0	109.8
Deferred Policy Acquisition Costs	116.2	110.7
Life VIF and P&C Customer Relationships	13.5	15.5
Goodwill and Other Intangible Assets Acquired	37.1	37.0
Depreciable Assets	12.5	7.3
Other	4.0	2.2
Total Deferred Income Tax Liabilities	296.3	282.5
Net Deferred Income Tax Assets	$25.8	$31.9
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2016 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2020	$7.8	$2.7
2021 through 2025	30.5	10.7
2026 through 2030	29.9	10.5
2031 through 2036	81.0	28.3
Total All Years	$149.2	$52.2
Except for the NOL carryforward scheduled to expire in 2031 through 2036, all of the NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
The Company has not provided for Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2016, 2015 and 2014 is presented below.

DOLLARS IN MILLIONS	2016	2015	2014
Liabilities for Unrecognized Tax Benefits at Beginning of Year	$3.8	$7.2	$6.8
Additions for Tax Positions of Current Period	1.5	0.2	0.1
Additions for Tax Positions of Prior Years	—	—	0.3
Reduction for Expiration of Federal Statute of Limitations	(0.2)	(3.6)	—
Liabilities for Unrecognized Tax Benefits at End of Year	$5.1	$3.8	$7.2

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
Unrecognized Tax Benefits at December 31, 2016, 2015 and 2014 include $4.6 million, $3.3 million and $3.4 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.5 million, $0.5 million and $3.8 million at December 31, 2016, 2015 and 2014, respectively. Net interest related to unrecognized tax benefits for the year ended December 31, 2016 was insignificant. Tax expense includes interest benefit of $3.3 million and interest expense of $0.4 million related to unrecognized tax benefits for the years ended December 31, 2015 and 2014, respectively.
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Current Income Tax Benefit (Expense)	$8.2	$(25.7)	$(41.7)
Deferred Income Tax Benefit (Expense)	2.3	2.2	(5.5)
(Increase) Decrease Unrecognized Tax Benefits	(1.3)	3.4	(0.4)
Income Tax Benefit (Expense)	$9.2	$(20.1)	$(47.6)
Income tax refunds received, net of income taxes paid, were $0.5 million in 2016. Net income taxes paid were $44.4 million and $37.2 million in 2015 and 2014, respectively.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2016, 2015 and 2014 is presented below.

DOLLARS IN MILLIONS	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(1.2)	35.0%	$(35.1)	35.0%	$(56.1)	35.0%
Tax-exempt Income and Dividends Received Deduction	9.8	(279.5)	9.8	(9.7)	9.0	(5.6)
Unrecognized Tax Benefit (Expense)	—	—	2.1	(2.1)	(0.3)	—
Indemnification Recoveries	0.2	(6.5)	3.7	(3.6)	—	—
State Income Taxes	(0.6)	16.9	(0.6)	0.5	(0.6)	0.4
Other, Net	1.0	(28.9)	—	—	0.4	(0.1)
Effective Income Tax Benefit (Expense) from Continuing Operations	$9.2	(263.0)%	$(20.1)	20.1%	$(47.6)	29.7%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
Comprehensive Income Tax Benefit (Expense) included in the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Income Tax Expense:
Continuing Operations	$9.2	$(20.1)	$(47.6)
Discontinued Operations	(2.2)	(3.1)	(1.1)
Unrealized Depreciation (Appreciation) on Securities	0.9	62.8	(82.8)
Foreign Currency Translation Adjustments on Investments	0.1	0.5	0.4
Tax Effects from Postretirement Benefit Plans	(7.3)	(9.1)	34.7
Tax Effects from Cash Flow Hedge	(0.6)	—	—
Tax Effects from Long-term Equity-based Compensation included in Paid-in Capital	(1.1)	(1.0)	(1.0)
Comprehensive Income Tax Benefit (Expense)	$(1.0)	$30.0	$(97.4)
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
On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. Accordingly, plan assets and liabilities were re-measured, resulting in balances in accumulated unrecognized pension loss and unamortized prior service credit prior to the freeze of $191.2 million and $0.3 million, respectively. In recognizing the curtailment, the Company recorded income of $0.3 million before income taxes in the second quarter of 2016 to immediately recognize the remaining unamortized prior service credit in the Pension Plan. The curtailment reduced the accumulated unrecognized pension loss by $23.3 million. The remaining accumulated unrecognized pension loss of $167.9 million as of the re-measurement date is being amortized over approximately 25 years, the remaining average estimated life expectancy of participants. Prior to the amendment, the accumulated unrecognized pension loss was being amortized over approximately 5 years, the remaining average service life of active participants.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2016 and 2015 is presented below.

DOLLARS IN MILLIONS	2016	2015
Fair Value of Plan Assets at Beginning of Year	$507.5	$543.0
Actual Return on Plan Assets	29.9	(10.6)
Employer Contributions	9.0	—
Benefits Paid	(25.5)	(24.9)
Fair Value of Plan Assets at End of Year	520.9	507.5
Projected Benefit Obligation at Beginning of Year	597.8	634.0
Service Cost	4.8	10.5
Interest Cost	20.1	25.7
Benefits Paid	(25.5)	(24.9)
Curtailment	(23.3)	—
Actuarial Losses (Gains)	19.7	(47.5)
Projected Benefit Obligation at End of Year	593.6	597.8
Funded Status—Plan Assets in Deficit of Projected Benefit Obligation	$(72.7)	$(90.3)
Unamortized Amount Reported in AOCI at End of Year:
Accumulated Actuarial Loss	$(144.7)	$(152.2)
Prior Service Credit	—	0.4
Unamortized Amount Reported in AOCI at End of Year	$(144.7)	$(151.8)
Accumulated Benefit Obligation at End of Year	$593.5	$573.9
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2016” and “2015” were December 31, 2016 and December 31, 2015, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2016 and 2015 were:

	2016	2015
Discount Rate	4.18%	4.47%
Rate of Increase in Future Compensation Levels	2.56	3.15
Weighted-average asset allocations for the Pension Plan at December 31, 2016 and 2015 by asset category were:

ASSET CATEGORY	2016	2015
Cash and Short-term Investments	2%	4%
Corporate Bonds and Notes	31	28
Common and Preferred Stocks	48	43
Exchange Traded Funds	1	9
Other Assets	18	16
Total	100%	100%
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
Fair value measurements for the Pension Plan’s assets at December 31, 2016 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$21.2	$8.6	$—	$—	$29.8
States and Political Subdivisions	—	3.1	—	—	3.1
Corporate Bonds and Notes	—	126.4	—	—	126.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	6.2	—	—	6.2
Common Stocks:
Manufacturing	77.5	16.0	—	—	93.5
Other Industries	88.1	—	—	—	88.1
Other Equity Interests:
Collective Investment Funds	—	—	—	60.7	60.7
Exchange Traded Funds	6.0	—	—	—	6.0
Limited Liability Companies and Limited Partnerships	—	—	—	93.5	93.5
Short-term Investments	11.8	—	—	—	11.8
Receivables and Other	1.4	—	0.4	—	1.8
Total	$206.0	$160.3	$0.4	$154.2	$520.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2015 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$19.2	$—	$—	—	$19.2
States and Political Subdivisions	—	3.2	—	—	3.2
Corporate Bonds and Notes	—	122.2	—	—	122.2
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	6.1	—	—	6.1
Common Stocks:
Manufacturing	77.9	16.2	—	—	94.1
Other Industries	82.5	1.8	—	—	84.3
Other Equity Interests:
Collective Investment Funds	—	—	—	31.1	31.1
Exchange Traded Funds	47.2	—	—	—	47.2
Limited Liability Companies and Limited Partnerships	—	—	—	78.2	78.2
Short-term Investments	20.4	—	—	—	20.4
Receivables and Other	1.1	—	0.4	—	1.5
Total	$248.3	$149.5	$0.4	$109.3	$507.5
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 in the two preceding tables for the years ended December 31, 2016 and 2015 is presented below.

DOLLARS IN MILLIONS	2016	2015
Balance at Beginning of Year	$0.4	$0.4
Return on Plan Assets Held	—	—
Purchases, Sales and Settlements, Net	—	—
Transfers out of Level 3	—	—
Balance at End of Year	$0.4	$0.4
The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Service Cost Earned During the Year	$4.8	$10.5	$8.7
Interest Cost on Projected Benefit Obligation	20.1	25.7	24.8
Expected Return on Plan Assets	(32.7)	(35.0)	(34.9)
Amortization of Actuarial Loss	6.6	24.4	9.7
Curtailment Gain	(0.3)	—	—
Pension Expense (Income) Recognized in Consolidated Statements of Income	(1.5)	25.6	8.3
Unrecognized Pension Loss (Gain) Arising During the Year	(0.7)	(1.9)	102.0
Prior Service Credit Arising During the Year	—	—	(0.6)
Amortization of Accumulated Unrecognized Pension Loss	(6.3)	(24.4)	(9.7)
Comprehensive Pension Expense (Income)	$(8.5)	$(0.7)	$100.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
The actuarial loss included in AOCI at December 31, 2016 is being amortized over approximately 24 years, the remaining average estimated life expectancy of participants. The Company estimates that Pension Expense for the Pension Plan for the year ended December 31, 2017 will include expense of $2.5 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2016.
Effective January 1, 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for further discussion of the change. The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the periods presented below were:

			Years Ended December 31,
	5/13/16 to 12/31/16	1/1/16 to 5/12/16	2015	2014
Weighted-average Discount Rate	3.94%	4.47%	4.10%	4.90%
Service Cost Discount Rate	4.22	4.78	—	—
Interest Cost Discount Rate	3.18	3.69	—	—
Rate of Increase in Future Compensation Levels	3.15	3.15	3.31	3.05
Expected Long Term Rate of Return on Plan Assets	6.25	6.25	6.75	7.00
On August 12, 2016, the Company made a voluntary cash contribution of $9.0 million to the Pension Plan. The Company did not contribute to the Pension Plan in 2015 or 2014. The Company does not expect that it will be required to contribute to the Pension Plan in 2017, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service of certain participants that remain eligible for a benefit accrual, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2017	2018	2019	2020	2021	2022-2026
Estimated Pension Benefit Payments	$27.6	$28.8	$29.9	$30.9	$31.9	$170.0
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). As a result of the amendment to the Pension Plan, benefit accruals for all participants in the Supplemental Plan were also frozen effective June 30, 2016. Accordingly, plan liabilities for the Supplemental Plan were also re-measured in the second quarter of 2016, resulting in balances in accumulated unrecognized pension loss and unamortized prior service costs prior to the freeze of $1.6 million and $1.3 million, respectively. The Company recorded expense of $1.3 million in the second quarter of 2016 to immediately recognize the remaining net unamortized prior service costs in the Supplemental Plan. The curtailment reduced the Projected Benefit Obligation by $5.2 million at the re-measurement date. Accordingly, a curtailment gain of $3.6 million before tax was recorded to recognize the reduction in the Projected Benefit Obligation that exceeded the accumulated unrecognized pension loss prior to the freeze.
The unfunded liability related to the Supplemental Plan was $25.4 million and $30.4 million at December 31, 2016 and 2015, respectively. Pension income for the Supplemental Plan was $1.0 million for the year ended December 31, 2016, compared to pension expense of $2.1 million and $1.8 million for the years ended December 31, 2015, and 2014, respectively. An actuarial gain of $4.8 million before taxes, an actuarial gain of $1.5 million before taxes and an actuarial loss of $7.0 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $8.4 million, $7.8 million and $7.3 million in 2016, 2015 and 2014, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 500 retired and 225 active employees (the “OPEB Plan”). The Company has historically self-insured the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally has required participant contributions, with most contributions adjusted annually. On December 30, 2016, the Company amended the OPEB Plan and, effective December 31, 2016, will no longer offer coverage to post-65 Medicare-eligible retirees and Medicare-eligible spouses under the self-insured portion of its coverage. Rather, beginning on January 1, 2017, the OPEB Plan will offer access to a private, third-party Medicare exchange and will provide varying levels of a Company-determined subsidy via health reimbursement accounts to certain Medicare-eligible retirees and spouses in order to help fund a portion of the participants’ cost. Further, the amendment eliminates the requirement for such participants to contribute to the OPEB Plan. In conjunction with the amendment, the Company recorded a pre-tax reduction to its Accumulated Postretirement Benefit Obligation of $11.0 million through Other Comprehensive Income. This prior service credit will be amortized into income over the remaining average life of the OPEB Plan’s participants.
Changes in Fair Value of Plan Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS
	2016	2015
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer Contributions	3.4	3.4
Plan Participants’ Contributions	1.0	1.2
Benefits Paid	(4.4)	(4.6)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	29.6	31.1
Service Cost	0.1	0.2
Interest Cost	0.8	1.0
Plan Participants’ Contributions	1.0	1.2
Benefits Paid	(4.4)	(4.6)
Medicare Part D Subsidy Received	0.3	0.3
Plan Amendments	(11.0)	—
Actuarial Loss (Gain)	(1.3)	0.4
Accumulated Postretirement Benefit Obligation at End of Year	15.1	29.6
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plan Assets	$(15.1)	$(29.6)
Unamortized Actuarial Gain Reported in AOCI at End of Year	$27.6	$16.8
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2016” and “2015” were December 31, 2016 and December 31, 2015, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2016 and 2015 were:

	2016	2015
Discount Rate	3.60%	3.70%
Rate of Increase in Future Compensation Levels	2.60	2.64
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2016 was 6.75% for 2017, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for medical benefits and 10.25% for 2017, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2015 was 7.0% for 2016, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for medical benefits and 11.0% for 2016, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for prescription drug benefits.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2016 by $0.6 million and 2016 OPEB expense by an insignificant amount. A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2015 by $1.5 million and 2015 OPEB expense by $0.1 million.
The components of Comprehensive OPEB Expense (Income) for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Service Cost Earned During the Year	$0.1	$0.2	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	0.8	1.0	1.1
Amortization of Actuarial Gain	(1.4)	(1.4)	(1.8)
OPEB Income Recognized in Consolidated Statements of Income	(0.5)	(0.2)	(0.5)
Unrecognized OPEB Loss (Gain) Arising During the Year	(1.3)	0.4	(2.0)
Prior Service Credit Arising During the Year	(11.0)	—	—
Amortization of Accumulated Unrecognized OPEB Gain	1.4	1.4	1.8
Comprehensive OPEB Expense (Income)	$(11.4)	$1.6	$(0.7)
The Company estimates that OPEB Expense for the year ended December 31, 2017 will include income of $3.1 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2016.
Effective January 1, 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for further discussion of the change. The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2016, 2015 and 2014 were:

	2016	2015	2014
Weighted-average Discount Rate	3.70%	3.40%	4.00%
Service Cost Discount Rate	4.21	—	—
Interest Cost Discount Rate	2.90	—	—
Rate of Increase in Future Compensation Levels	2.64	2.68	2.10
The Company expects to contribute $1.8 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2017.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2017	2018	2019	2020	2021	2022-2026
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$1.8	$1.8	$1.7	$1.6	$1.5	$5.9
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$1.8	$1.8	$1.7	$1.6	$1.5	$5.9

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
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $52.9 million, $43.4 million and $42.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not allocate Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments.
Segment Assets at December 31, 2016 and 2015 were:

DOLLARS IN MILLIONS	2016	2015
Property & Casualty Insurance	$2,815.1	$2,749.0
Life & Health Insurance	4,888.7	4,733.9
Corporate and Other, Net	506.7	553.2
Total Assets	$8,210.5	$8,036.1
Earned Premiums by product line for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Personal Automobile	$1,244.6	$1,027.7	$831.4
Homeowners	271.9	286.3	312.4
Other Personal Property and Casualty Insurance	119.2	122.1	127.4
Commercial Automobile	53.3	54.5	54.8
Life	381.6	374.1	387.6
Accident and Health	149.4	144.9	148.6
Total Earned Premiums	$2,220.0	$2,009.6	$1,862.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2016, 2015 and 2014 were:

DOLLARS IN MILLIONS	2016	2015	2014
Segment Revenues:
Property & Casualty Insurance:
Earned Premiums	$1,614.8	$1,415.2	$1,249.5
Net Investment Income	72.4	73.3	72.7
Other Income	0.5	0.6	0.5
Total Property & Casualty Insurance	1,687.7	1,489.1	1,322.7
Life & Health Insurance:
Earned Premiums	605.2	594.4	612.7
Net Investment Income	213.2	214.2	218.7
Other Income	2.8	2.4	0.9
Total Life & Health Insurance	821.2	811.0	832.3
Total Segment Revenues	2,508.9	2,300.1	2,155.0
Net Realized Gains on the Sales of Investments	33.1	52.1	39.1
Net Impairment Losses Recognized in Earnings	(32.7)	(27.2)	(15.2)
Other	12.6	15.8	17.7
Total Revenues	$2,521.9	$2,340.8	$2,196.6
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(17.2)	$23.7	$27.1
Life & Health Insurance	45.7	109.7	141.9
Total Segment Operating Profit	28.5	133.4	169.0
Corporate and Other Operating Loss	(25.4)	(48.9)	(32.7)
Total Operating Profit	3.1	84.5	136.3
Net Realized Gains on Sales of Investments	33.1	52.1	39.1
Net Impairment Losses Recognized in Earnings	(32.7)	(27.2)	(15.2)
Loss from Early Extinguishment of Debt	—	(9.1)	—
Income from Continuing Operations before Income Taxes	$3.5	$100.3	$160.2
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(2.9)	$26.7	$24.9
Life & Health Insurance	30.3	71.7	91.8
Total Segment Net Operating Income	27.4	98.4	116.7
Corporate and Other Net Operating Loss	(15.0)	(28.5)	(19.6)
Consolidated Net Operating Income	12.4	69.9	97.1
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	21.5	33.9	25.4
Net Impairment Losses Recognized in Earnings	(21.2)	(17.7)	(9.9)
Loss from Early Extinguishment of Debt	—	(5.9)	—
Income from Continuing Operations	$12.7	$80.2	$112.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2016, 2015 and 2014 was:

DOLLARS IN MILLIONS	2016	2015	2014
Property & Casualty Insurance	$252.1	$213.1	$187.5
Life & Health Insurance	47.2	44.3	47.9
Total Amortization	$299.3	$257.4	$235.4

NOTE 19. DISCONTINUED OPERATIONS
The Company accounts for its former Unitrin Business Insurance operations as discontinued operations.
Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2016, 2015 and 2014 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2016	2015	2014
Income from Discontinued Operations before Income Taxes:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	6.3	8.6	3.0
Income Tax Expense	(2.2)	(3.1)	(1.1)
Income from Discontinued Operations	$4.1	$5.5	$1.9

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.08	$0.10	$0.04
Diluted	$0.08	$0.10	$0.04
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $38.3 million and $50.3 million at December 31, 2016 and 2015, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information pertaining cash used by operating activities to pay losses and LAE related to discontinued operations.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage for the Property & Casualty Insurance segment’s primary catastrophe reinsurance program effective January 1, 2016 to December 31, 2016 is provided in various layers as presented below.

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
The Property & Casualty Insurance segment’s catastrophe reinsurance in 2016, 2015 and 2014 also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment has not carried any other catastrophe reinsurance since 2012, primarily due to actions taken by the Life & Health Insurance segment to reduce its exposures to catastrophes.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Reinsurance premiums for the Company’s primary catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2016, 2015 and 2014 by the following:

DOLLARS IN MILLIONS	2016	2015	2014
Property & Casualty Insurance	$11.9	$12.8	$17.6
Life & Health Insurance	0.1	0.1	0.1
Total Ceded Catastrophe Reinsurance Premiums	$12.0	$12.9	$17.7
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2016, 2015 and 2014 by business segment are presented below.

DOLLARS IN MILLIONS	2016	2015	2014
Property & Casualty Insurance	$90.4	$56.6	$80.7
Life & Health Insurance	5.4	3.9	3.1
Total Catastrophe Losses and LAE	$95.8	$60.5	$83.8
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $19.3 million, $7.8 million and $14.7 million in 2016, 2015 and 2014, respectively. The Property & Casualty Insurance segment reported favorable catastrophe reserve development of $19.2 million, $7.9 million and $15.8 million in 2016, 2015 and 2014, respectively. The Life & Health Insurance segment reported favorable catastrophe reserve development of $0.1 million in 2016, adverse catastrophe reserve development of $0.1 million in 2015 and adverse catastrophe reserve development of $1.1 million in 2014.
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
Earned Premiums ceded on long-duration and short-duration policies were $19.0 million, $20.6 million and $26.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $12.0 million, $12.9 million and $17.7 million, respectively, was related to catastrophe reinsurance. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $67.3 million, $60.0 million and $57.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $21.3 million, $21.8 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $6.2 million, $6.5 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS
The Company classifies its Investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company has elected the fair value option method of accounting for investments in certain hedge funds and, accordingly, reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has a derivative instrument that is classified as a cash flow hedge and reported in Other Assets at fair value at December 31, 2016. The Company has no material liabilities that are measured and reported at fair value.
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2016 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements				Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$119.5	$216.8	$—	—	$336.3
States and Political Subdivisions	—	1,711.1	3.8	—	1,714.9
Foreign Governments	—	3.4	—	—	3.4
Corporate Securities:
Bonds and Notes	—	2,541.6	403.2	—	2,944.8
Redeemable Preferred Stocks	—	—	0.6	—	0.6
Collateralized Loan Obligations	—	19.3	103.5	—	122.8
Other Mortgage- and Asset-backed	—	2.1	—	—	2.1
Total Investments in Fixed Maturities	119.5	4,494.3	511.1	—	5,124.9
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	59.6	—	—	59.6
Other Industries	—	11.4	11.5	—	22.9
Common Stocks:
Finance, Insurance and Real Estate	26.4	—	7.1	—	33.5
Other Industries	0.4	0.2	11.1	—	11.7
Other Equity Interests:
Exchange Traded Funds	144.4	—	—	—	144.4
Limited Liability Companies and Limited Partnerships	—	—	40.9	168.7	209.6
Total Investments in Equity Securities	171.2	71.2	70.6	168.7	481.7
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	111.4	111.4
Other Investments:
Trading Securities	5.3	—	—	—	5.3
Other Assets:
Derivative Instrument Classified as Cash Flow Hedge	—	1.6	—	—	1.6
Total	$296.0	$4,567.1	$581.7	$280.1	$5,724.9
At December 31, 2016, the Company had unfunded commitments to invest an additional $135.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2015 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements				Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$124.9	$195.7	$—	$—	$320.6
States and Political Subdivisions	—	1,622.6	—	—	1,622.6
Corporate Securities:
Bonds and Notes	—	2,376.5	436.3	—	2,812.8
Redeemable Preferred Stocks	—	—	3.8	—	3.8
Collateralized Loan Obligations	—	—	87.3	—	87.3
Other Mortgage- and Asset-backed	—	1.4	3.8	—	5.2
Total Investments in Fixed Maturities	124.9	4,196.2	531.2	—	4,852.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	79.8	5.1	—	84.9
Other Industries	—	6.2	12.8	—	19.0
Common Stocks:
Finance, Insurance and Real Estate	16.6	6.6	—	—	23.2
Other Industries	0.6	0.8	12.1	—	13.5
Other Equity Interests:
Exchange Traded Funds	177.1	—	—	—	177.1
Limited Liability Companies and Limited Partnerships	—	—	45.6	159.9	205.5
Total Investments in Equity Securities	194.3	93.4	75.6	159.9	523.2
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	164.5	164.5
Other Investments:
Trading Securities	4.7	—	—	—	4.7
Total	$323.9	$4,289.6	$606.8	324.4	$5,544.7
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2016.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment-grade	Market Yield	$106.1	2.7%	-	5.1%	3.8%
Non-investment-grade:
Senior Debt	Market Yield	142.2	4.8	-	14.0	9.6
Junior Debt	Market Yield	143.3	9.5	-	20.0	13.0
Collateralized Loan Obligations	Market Yield	103.5	3.7	-	9.9	6.3
Other	Various	16.0
Total Fixed Maturity Investments in Corporate Securities		$511.1

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2016 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities					Equity Securities
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Year	$436.3	$—	$3.8	$87.3	$3.8	$30.0	$45.6	$606.8
Total Gains (Losses):
Included in Consolidated Statements of Income	(23.0)	(0.3)	—	—	0.4	(1.7)	(1.6)	(26.2)
Included in Other Comprehensive Income	0.9	—	—	4.3	(0.3)	3.4	(2.4)	5.9
Purchases	203.7	—	—	29.1	—	7.9	3.9	244.6
Settlements	(85.4)	—	(3.2)	(5.0)	(3.0)	(5.2)	—	(101.8)
Sales	(114.5)	—	—	(1.9)	—	(4.7)	(4.6)	(125.7)
Transfers into Level 3	—	4.1	—	—	—	—	—	4.1
Transfers out of Level 3	(14.8)	—	—	(10.3)	(0.9)	—	—	(26.0)
Balance at End of Year	$403.2	$3.8	$0.6	$103.5	$—	$29.7	$40.9	$581.7
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the year ended December 31, 2016. All transfers into or out of Level 3 for the year ended December 31, 2016 were due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2015 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$360.6	$6.7	$64.4	$3.9	$38.8	$44.0	$518.4
Total Gains (Losses):
Included in Consolidated Statement of Income	(9.4)	(1.6)	0.6	—	(2.6)	(5.2)	(18.2)
Included in Other Comprehensive Income	(7.4)	(0.7)	(2.2)	(0.1)	1.4	1.7	(7.3)
Purchases	241.6	—	39.5	1.3	8.1	6.3	296.8
Settlements	(65.5)	(0.6)	(7.5)	(0.1)	(0.7)	(1.2)	(75.6)
Sales	(73.6)	—	(7.5)	(1.2)	(5.0)	—	(87.3)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(10.0)	—	—	—	(10.0)	—	(20.0)
Balance at End of Year	$436.3	$3.8	$87.3	$3.8	$30.0	$45.6	$606.8
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the year ended December 31, 2015. The transfers out of Level 3 for the year ended December 31, 2015 were due to changes in the availability of market observable inputs.
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
Over the last several years there have been an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which can include legislation, unclaimed property audits, market conduct examinations and related litigation, could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ existing life insurance contracts by imposing requirements that did not exist and were not contemplated at the time those companies entered into such contracts.
In the third quarter of 2016, the Company voluntarily began implementing a comprehensive process to compare its life insurance records against one or more death verification databases to determine if any of its insureds may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for discussion of the estimated financial impact of such voluntary action recognized in the Company’s Consolidated Financial Statements. Any attempt to estimate the ultimate outcomes of the aforementioned initiatives entails uncertainties including, but not limited to (i) the scope and interpretation of DMF statutes, including the matching criteria and methodologies to be used in comparing policy records against a DMF, (ii) the universe of policies affected, (iii) the results of audits, examinations and other actions by regulators and (iv) related litigation.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 24. RELATED PARTIES
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provided investment management services with respect to certain assets of Kemper’s subsidiary, Trinity, under an agreement between the parties. Trinity had $85.8 million in assets managed by FS&C at December 31, 2014. In 2014, Trinity began reducing the amount of assets managed by FS&C. Trinity completed the disposal of all the assets managed by FS&C in 2015. Investment Expenses incurred in connection with such agreement were $0.1 million and $0.3 million for the years ended December 31, 2015, and 2014, respectively.
The Company’s Pension Plan had $148.4 million, $137.2 million and $159.2 million in assets managed by FS&C at December 31, 2016, 2015 and 2014, respectively, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment Expenses incurred in connection with such agreement were $0.8 million, $0.4 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
With respect to the Company’s defined contribution plans, until November 4, 2014, one of the alternative investment choices afforded to participating employees was the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. The Company did not compensate FS&C for services provided to the Dreyfus Appreciation Fund.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Dec 31, 2016
Revenues:
Earned Premiums	$546.0	$553.7	$558.9	$561.4	$2,220.0
Net Investment Income	67.0	73.7	77.7	79.9	298.3
Other Income	0.8	0.6	0.8	1.0	3.2
Net Realized Gains on Sales of Investments	6.8	5.6	11.6	9.1	33.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(9.6)	(6.4)	(8.3)	(8.7)	(33.0)
Portion of Losses Recognized in Other Comprehensive Income	0.3	—	—	—	0.3
Net Impairment Losses Recognized in Earnings	(9.3)	(6.4)	(8.3)	(8.7)	(32.7)
Total Revenues	611.3	627.2	640.7	642.7	2,521.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	436.2	436.1	490.2	418.3	1,780.8
Insurance Expenses	159.3	167.8	161.7	158.5	647.3
Interest and Other Expenses	22.3	20.7	22.0	25.3	90.3
Total Expenses	617.8	624.6	673.9	602.1	2,518.4
Income (Loss) from Continuing Operations before Income Taxes	(6.5)	2.6	(33.2)	40.6	3.5
Income Tax Benefit (Expense)	4.3	1.5	14.9	(11.5)	9.2
Income (Loss) from Continuing Operations	(2.2)	4.1	(18.3)	29.1	12.7
Income (Loss) from Discontinued Operations	0.1	(0.1)	2.0	2.1	4.1
Net Income (Loss)	$(2.1)	$4.0	$(16.3)	$31.2	$16.8
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$(0.04)	$0.08	$(0.36)	$0.56	$0.25
Diluted	$(0.04)	$0.08	$(0.36)	$0.56	$0.25
Net Income (Loss) Per Unrestricted Share:
Basic	$(0.04)	$0.08	$(0.32)	$0.60	$0.33
Diluted	$(0.04)	$0.08	$(0.32)	$0.60	$0.33
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Dec 31, 2015
Revenues:
Earned Premiums	$431.3	$500.1	$536.7	$541.5	$2,009.6
Net Investment Income	70.6	76.7	75.9	79.4	302.6
Other Income	0.9	0.6	0.8	1.4	3.7
Net Realized Gains on Sales of Investments	3.4	34.0	5.3	9.4	52.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(7.0)	(2.2)	(3.3)	(14.9)	(27.4)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	0.2	0.2
Net Impairment Losses Recognized in Earnings	(7.0)	(2.2)	(3.3)	(14.7)	(27.2)
Total Revenues	499.2	609.2	615.4	617.0	2,340.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	297.7	375.1	378.8	416.0	1,467.6
Insurance Expenses	144.9	162.1	161.1	177.0	645.1
Write-off Long-lived Asset	—	11.1	—	—	11.1
Loss from Early Extinguishment of Debt	9.1	—	—	—	9.1
Interest and Other Expenses	29.7	26.6	25.7	25.6	107.6
Total Expenses	481.4	574.9	565.6	618.6	2,240.5
Income (Loss) from Continuing Operations before Income Taxes	17.8	34.3	49.8	(1.6)	100.3
Income Tax Benefit (Expense)	(4.3)	(6.9)	(11.8)	2.9	(20.1)
Income from Continuing Operations	13.5	27.4	38.0	1.3	80.2
Income (Loss) from Discontinued Operations	—	2.3	(0.1)	3.3	5.5
Net Income	$13.5	$29.7	$37.9	$4.6	$85.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.26	$0.53	$0.73	$0.03	$1.55
Diluted	$0.26	$0.53	$0.73	$0.03	$1.55
Net Income Per Unrestricted Share:
Basic	$0.26	$0.57	$0.73	$0.09	$1.65
Diluted	$0.26	$0.57	$0.73	$0.09	$1.65
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered
Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF KEMPER CORPORATION
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 13, 2017

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2016.
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

/S/ JOSEPH P. LACHER, JR.	/S/ JAMES J. MCKINNEY
Joseph P. Lacher, Jr.	James J. McKinney
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
Kemper Corporation	Kemper Corporation
February 13, 2017

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
Item 9B.    Other Information.
At its meeting on February 7, 2017, the Compensation Committee of the Board of Directors approved annual incentive compensation awards pursuant to Kemper’s Executive Performance Plan and the Company’s new incentive compensation program implemented in 2016. The Compensation Committee approved a cash incentive award under the new program for Mr. Roeske, one of the “named executive officers” in the Proxy Statement for Kemper’s 2016 Annual Meeting of Shareholders, who does not participate in the Executive Performance Plan. The amount of the award approved for Mr. Roeske for 2016 was not materially different from the amount of the award he had received for 2015 under the Company’s prior program.
The Compensation Committee also approved a change in practice with regard to the grant date for its annual equity-based compensation awards. Beginning with the 2017 annual awards, the grant date will be the date of the committee’s first quarter meeting at which such awards are approved, resuming the practice for such awards prior to 2016.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2017 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2016, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2017 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2017 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	1,306,123	$36.35	6,762,714
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,306,123	$36.35	6,762,714
(1) Includes 682,752 shares reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based RSU awards.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2017 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2017 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2016 and 2015, and the consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for the years ended December 31, 2016, 2015 and 2014, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2016 Annual Report.

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

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

Item 16.     Form 10-K Summary
None

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, James J. McKinney, Senior Vice President and Chief Financial Officer, and Richard Roeske, Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2016 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2016 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2017.

KEMPER CORPORATION (Registrant)

By:	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 13, 2017.

Signature	Title
/S/ ROBERT J. JOYCE	Chairman of the Board and Director
Robert J. Joyce

/S/ JOSEPH P. LACHER, JR.	President, Chief Executive Officer and Director (principal executive officer)
Joseph P. Lacher, Jr.

/S/ JAMES J. MCKINNEY	Senior Vice President and Chief Financial Officer (principal financial officer)
James J. McKinney

/S/ RICHARD ROESKE	Vice President and Chief Accounting Officer (principal accounting officer)
Richard Roeske

/S/ GEORGE N. COCHRAN	Director
George N. Cochran

/S/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/S/ DOUGLAS G. GEOGA	Director
Douglas G. Geoga

/S/ THOMAS M. GOLDSTEIN	Director
Thomas M. Goldstein

/S/ LACY M. JOHNSON	Director
Lacy M. Johnson

/S/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2016
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$321.2	$336.3	$336.3
States and Political Subdivisions	1,640.6	1,714.9	1,714.9
Foreign Governments	3.5	3.4	3.4
Corporate Securities:
Other Bonds and Notes	2,758.9	2,944.8	2,944.8
Redeemable Preferred Stocks	0.5	0.6	0.6
Collateralized Loan Obligations	121.2	122.8	122.8
Other Mortgage- and Asset-backed	0.9	2.1	2.1
Total Investments in Fixed Maturities	4,846.8	5,124.9	5,124.9
Equity Securities:
Preferred Stocks	76.6	82.5	82.5
Common Stocks	38.4	45.2	45.2
Other Equity Interests	319.4	354.0	354.0
Total Investments in Equity Securities	434.4	481.7	481.7
Fair Value Option Investments	111.4	111.4	111.4
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	175.9	XXX.X	175.9
Loans, Real Estate and Other Investments	439.9	XXX.X	439.9
Short-term Investments	273.7	XXX.X	273.7
Total Investments	$6,282.1		$6,607.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH I-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2016	2015
ASSETS
Investments in Subsidiaries	$2,575.5	$2,586.6
Fixed Maturities at Fair Value (Amortized Cost: 2016 – $46.3; 2015 – $15.1)	46.3	15.1
Equity Securities at Fair Value (Cost: 2016 – $5.2; 2015 – $11.1)	5.3	10.9
Fair Value Option Investments	111.4	164.5
Short-term Investments	120.0	134.8
Cash	15.7	15.9
Other Receivables	3.4	5.7
Current Income Taxes	2.4	—
Other Assets	7.5	6.1
Total Assets	$2,887.5	$2,939.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2016 – $365.3; 2015 – $374.0)	$359.8	$359.1
Senior Notes Payable, 4.35% due 2025 (Fair Value: 2016 - $248.5; 2015 – $248.3)	247.7	247.4
Subordinated Debentures due 2054 (Fair Value: 2016 – $157.1; 2015 – $159.0)	144.1	144.1
Current Income Tax Liability	—	11.3
Deferred Income Tax Liability	34.0	22.0
Liabilities for Benefit Plans	118.7	154.8
Accrued Expenses and Other Liabilities	8.0	8.5
Total Liabilities	912.3	947.2
Shareholders’ Equity:
Common Stock	5.1	5.1
Additional Paid-in Capital	660.3	654.0
Retained Earnings	1,172.8	1,209.0
Accumulated Other Comprehensive Income	137.0	124.3
Total Shareholders’ Equity	1,975.2	1,992.4
Total Liabilities and Shareholders’ Equity	$2,887.5	$2,939.6
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2016	2015	2014
Net Investment Income	$2.0	$1.7	$0.9
Net Realized Gains (Losses) on Sales of Investments	0.1	(0.1)	(0.2)
Net Impairment Losses Recognized in Earnings	—	(1.6)	(1.7)
Total Revenues	2.1	—	(1.0)
Interest Expense	45.2	47.3	47.9
Loss from Early Extinguishment of Debt	—	9.1	—
Other Operating (Benefits) Expenses	(6.1)	17.6	2.7
Total Operating Expenses	39.1	74.0	50.6
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(37.0)	(74.0)	(51.6)
Income Tax Benefit	13.4	26.5	18.9
Loss before Equity in Net Income of Subsidiaries	(23.6)	(47.5)	(32.7)
Equity in Net Income of Subsidiaries	40.4	133.2	147.2
Net Income	$16.8	$85.7	$114.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2016	2015	2014
Net Income	$16.8	$85.7	$114.5
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(2.6)	(150.4)	261.7
Securities Held by Parent	0.2	(1.5)	(2.0)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	0.2	(26.9)	(26.8)
Securities Held by Parent	—	1.5	1.7
Unrealized Holding Gains (Losses)	(2.2)	(177.3)	234.6
Unrecognized Postretirement Benefit Costs Arising During the Year	14.2	3.0	(106.4)
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	1.0	—	—
Amortization of Unrecognized Postretirement Benefit Costs	5.3	23.1	7.9
Total Reclassification Adjustments for Amounts Included in Net Income	6.3	23.1	7.9
Net Unrecognized Postretirement Benefit Costs	20.5	26.1	(98.5)
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	(0.3)	(1.4)	(1.0)
Gain on Cash Flow Hedge	1.6	—	—
Other Comprehensive Income (Loss) before Income Taxes	19.6	(152.6)	135.1
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	1.1	53.4	(92.3)
Securities Held by Parent	(0.1)	0.5	0.7
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(0.1)	9.4	9.4
Securities Held by Parent	—	(0.5)	(0.6)
Unrealized Holding Gains and Losses	0.9	62.8	(82.8)
Unrecognized Postretirement Benefit Costs Arising During the Year	(5.0)	(1.1)	37.5
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	(0.4)	—	—
Amortization of Unrecognized Postretirement Benefit Costs	(1.9)	(8.0)	(2.8)
Total Reclassification Adjustments for Amounts Included in Net Income	(2.3)	(8.0)	(2.8)
Net Unrecognized Postretirement Benefit Costs	(7.3)	(9.1)	34.7
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	0.1	0.5	0.4
Gain on Cash Flow Hedge	(0.6)	—	—
Income Tax Benefit (Expense)	(6.9)	54.2	(47.7)
Other Comprehensive Income (Loss)	12.7	(98.4)	87.4
Total Comprehensive Income (Loss)	$29.5	$(12.7)	$201.9
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net Income	$16.8	$85.7	$114.5
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(40.4)	(133.2)	(147.2)
Cash Dividends from Subsidiaries	77.7	285.0	159.1
Cash Received for Benefit Plan from Subsidiary	1.4	—	—
Cash Contribution to Defined Benefit Plan	(9.0)	—	—
Net Realized (Gains) Losses on Sales of Investments	(0.1)	0.1	0.2
Net Impairment Losses Recognized in Earnings	—	1.6	1.7
Loss from Early Extinguishment of Debt	—	9.1	—
Other, Net	(9.3)	41.6	10.5
Net Cash Provided by Operating Activities	37.1	289.9	138.8
Investing Activities:
Capital Contributed to Subsidiary	(52.9)	(105.0)	—
Capital Distribution from Subsidiary	—	—	1.1
Sales, Paydowns and Maturities of Fixed Maturities	73.5	11.8	11.5
Purchases of Fixed Maturities	(77.9)	(14.8)	—
Sales of Equity Securities	3.5	9.4	15.1
Sales of Fair Value Option Investments	72.2	—	6.9
Purchases of Fair Value Option Investments	(21.0)	(111.0)	(60.9)
Acquisition of Business	—	(71.0)	—
Change in Short-term Investments	14.8	90.3	(94.3)
Net Cash Provided (Used) by Investing Activities	12.2	(190.3)	(120.6)
Financing Activities:
Net Proceeds from Issuance of Debt	—	247.3	144.0
Repayments of Debt	—	(258.8)	—
Cash Dividends Paid	(49.2)	(49.7)	(51.8)
Common Stock Repurchases	(3.8)	(45.0)	(114.0)
Cash Exercise of Stock Options	3.5	3.9	0.5
Excess Tax Benefits on Share Based Awards	—	0.7	0.2
Net Cash Used by Financing Activities	(49.5)	(101.6)	(21.1)
Decrease in Cash	(0.2)	(2.0)	(2.9)
Cash, Beginning of Year	15.9	17.9	20.8
Cash, End of Year	$15.7	$15.9	$17.9
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-4

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2016
Property & Casualty Insurance	$1,614.8	$1,620.9	$0.5	$72.4	$1,319.2	$252.1	$133.6	$82.1	$884.1	$592.0
Life & Health Insurance (1)	605.2	N/A	2.8	213.2	461.6	47.2	266.7	249.9	3,479.8	26.7
Other	—	N/A	(0.1)	12.7	—	—	(52.3)	—	42.8	—
Total	$2,220.0	N/A	$3.2	$298.3	$1,780.8	$299.3	$348.0	$332.0	$4,406.7	$618.7
2015
Property & Casualty Insurance	$1,415.2	$1,406.2	$0.6	$73.3	$1,086.2	$213.1	$155.0	$80.7	$800.5	$586.1
Life & Health Insurance (1)	594.4	N/A	2.4	214.2	381.3	44.3	275.7	235.7	3,346.2	27.0
Other	—	N/A	0.7	15.1	—	—	(42.9)	—	57.1	—
Total	$2,009.6	N/A	$3.7	$302.6	$1,467.5	$257.4	$387.8	$316.4	$4,203.8	$613.1
2014
Property & Casualty Insurance	$1,249.5	$1,189.1	$0.5	$72.7	$887.3	$187.5	$166.2
Life & Health Insurance (1)	612.7	N/A	0.9	218.7	374.4	47.9	268.1
Other	—	N/A	—	17.7	—	—	(41.3)
Total	$1,862.2	N/A	$1.4	$309.1	$1,261.7	$235.4	$393.0

(1)
The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH III-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2016
Life Insurance in Force	$20,889.0	$486.9	$195.0	$20,597.1	0.9%
Premiums:
Life Insurance	$381.4	$1.4	$1.3	$381.3	0.3%
Accident and Health Insurance	144.9	0.5	5.3	149.7	3.5%
Property and Liability Insurance	1,645.4	17.1	60.7	1,689.0	3.6%
Total Premiums	$2,171.7	$19.0	$67.3	$2,220.0	3.0%
Year Ended December 31, 2015
Life Insurance in Force	$20,209.8	$514.2	$205.7	$19,901.3	1.0%
Premiums:
Life Insurance	$374.1	$1.4	$1.4	$374.1	0.4%
Accident and Health Insurance	139.8	0.5	5.6	144.9	3.9%
Property and Liability Insurance	1,456.2	18.7	53.1	1,490.6	3.6%
Total Premiums	$1,970.1	$20.6	$60.1	$2,009.6	3.0%
Year Ended December 31, 2014
Life Insurance in Force	$20,565.9	$541.5	$217.8	$20,242.2	1.1%
Premiums:
Life Insurance	$387.5	$1.5	$1.6	$387.6	0.4%
Accident and Health Insurance	146.3	0.5	2.8	148.6	1.9%
Property and Liability Insurance	1,297.3	24.0	52.7	1,326.0	4.0%
Total Premiums	$1,831.1	$26.0	$57.1	$1,862.2	3.1%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH IV-1

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.3	August 8, 2014
4.1	Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee	8-K	001-18298	4.1	May 14, 2012
4.2	Officers’ Certificate, including form of Senior Note with respect to Kemper’s 6.00% Senior Notes due May 15, 2017	10-Q	001-18298	4.3	May 7, 2012
4.3	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.4	First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 27, 2014, by and between Kemper and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 7.375% Subordinated Debentures due 2054).	8-K	001-18298	4.2	February 27, 2014
4.5	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.6	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.6	February 12, 2016
10.1	Amended and Restated Credit Agreement, dated as of June 2, 2015, by and among Kemper, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, swing line lender and issuing bank, and Wells Fargo Bank, National Association and Fifth Third Bank, as co-syndication agents	8-K	001-18298	10.1	June 8, 2015
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.5*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.6*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective March 16, 2016	10-Q	001-18298	10.3	May 5, 2016
10.7*	Kemper Severance Plan, as amended and restated effective August 25, 2011	10-Q	001-18298	10.18	November 2, 2011
10.8*	Kemper 1995 Non-employee Director Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.2	February 4, 2009
10.9*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.6	May 4, 2011
10.10*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 3, 2009	10-K	001-18298	10.7	February 4, 2009
10.11*	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006	10-Q	001-18298	10.2	May 4, 2011
10.12*	Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.8	May 4, 2011
10.13*	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.4	February 4, 2009
10.14*	Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.9	May 4, 2011
10.15*	Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011	10-K	001-18298	10.9	February 3, 2011
10.16*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.17*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017					X
10.18*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011	10-K	001-18298	10.13	February 17, 2012
10.19*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.24	February 15, 2013
10.20*	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.25	February 15, 2013
10.21*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.1	May 2, 2013
10.22*	Form of Deferred Stock Unit Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.2	May 2, 2013
10.23*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.24	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.25	February 14, 2014
10.25*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.26	February 14, 2014
10.26*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.27	February 14, 2014
10.27*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.28	February 14, 2014
10.28*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 26, 2016	10-Q	001-18298	10.1	May 5, 2016
10.29*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017					X
10.30*	Form of Performance-Based Restricted Stock Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017					X
10.31*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017					X
10.32*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017					X
10.33*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017					X
10.34*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017					X
10.35*	Kemper 2009 Performance Incentive Plan, as amended and restated effective October 29, 2013 (for awards through February 3, 2014)	10-Q	001-18298	10.2	October 31, 2013
10.36*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013	10-K	001-18298	10.21	February 15, 2013
10.37*	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2014	10-K	001-18298	10.32	February 14, 2014
10.38*	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.33	February 14, 2014
10.39*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.34	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.40*	Kemper Executive Performance Plan, effective February 4, 2014	10-K	001-18298	10.35	February 14, 2014
10.41*	Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012	8-K	001-18298	10.25	February 6, 2012
10.42*	Kemper is a party to individual severance agreements with the following executive officers:					X

	Joseph P. Lacher, Jr. (President and Chief Executive Officer)
	John M. Boschelli (Senior Vice President and Chief Investment Officer)
	Charles T. Brooks (Senior Vice President & Chief Information Officer)
	George "Chip" D. Dufala, Jr. (Senior Vice President and President, Property & Casualty Division)
	C. Thomas Evans, Jr. (Senior Vice President, Secretary & General Counsel)
	Mark A. Green (Senior Vice President and President, Life & Health Division)
	James J. McKinney (Senior Vice President and Chief Financial Officer)
	Christine F. Mullins (Senior Vice President, Chief Human Resources Officer)
	Richard Roeske (Vice President and Chief Accounting Officer)

Each of the foregoing agreements is identical except that the multipliers for benefits related to bonus, severance, life insurance and health insurance are 150%, 3 years, 3 years and 36 months, respectively, for Mr. Lacher and 110%, 2 years, 2 years and 24 months, respectively, for the other officers.

10.43*	Joseph P. Lacher, Jr. Offer Letter dated November 19, 2015	8-K	001-18298	10.1	November 20, 2015
10.44*	Separation Agreement, dated as of March 2, 2016, with Denise I. Lynch, former Vice President and Property & Casualty Group Executive of the Company	10-Q	001-18298	10.2	May 5, 2016
10.45*	Letter with Frank J. Sodaro, former Chief Financial Officer, dated October 7, 2016, with Separation Agreement included as Exhibit B and subsequently executed by the parties without material revision as of January 13, 2017	10-Q	001-18298	10.1	November 3, 2016
12	Ratios of Earnings to Fixed Charges					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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