Form 10-Q
period 2017-03-31
KEMPER Corp
filed 2017-05-04
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer, large accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,293,006 shares of common stock, $0.10 par value, were outstanding as of April 30, 2017.

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
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2016 (the “2016 Annual Report”) as updated by Item 1A. of Part II of this Quarterly Report on Form 10-Q, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Revenues:
Earned Premiums	$563.4	$546.0
Net Investment Income	81.6	67.0
Other Income	0.9	0.8
Net Realized Gains on Sales of Investments	10.5	6.8
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(5.2)	(9.6)
Portion of Losses Recognized in Other Comprehensive Income	0.2	0.3
Net Impairment Losses Recognized in Earnings	(5.0)	(9.3)
Total Revenues	651.4	611.3

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	477.4	436.2
Insurance Expenses	158.0	159.3
Interest and Other Expenses	19.5	22.3
Total Expenses	654.9	617.8
Loss from Continuing Operations before Income Taxes	(3.5)	(6.5)
Income Tax Benefit	3.1	4.3
Loss from Continuing Operations	(0.4)	(2.2)
Income from Discontinued Operations	0.1	0.1
Net Loss	$(0.3)	$(2.1)
Loss from Continuing Operations Per Unrestricted Share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
Net Loss Per Unrestricted Share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
Dividends Paid to Shareholders Per Share	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Net Loss	$(0.3)	$(2.1)

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains	28.5	100.7
Foreign Currency Translation Adjustments	0.1	0.1
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(0.1)	1.8
Loss on Cash Flow Hedge	(2.0)	—
Other Comprehensive Income Before Income Taxes	26.5	102.6
Other Comprehensive Income Tax Expense	(9.4)	(36.2)
Other Comprehensive Income	17.1	66.4
Total Comprehensive Income	$16.8	$64.3

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Mar 31, 2017	Dec 31, 2016
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2017 - $4,935.0; 2016 - $4,846.8)	$5,240.3	$5,124.9
Equity Securities at Fair Value (Cost: 2017 - $448.7; 2016 - $434.4)	497.4	481.7
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	157.4	175.9
Fair Value Option Investments	90.5	111.4
Short-term Investments at Cost which Approximates Fair Value	244.6	273.7
Other Investments	437.7	439.9
Total Investments	6,667.9	6,607.5
Cash	120.0	115.7
Receivables from Policyholders	347.9	336.5
Other Receivables	206.1	198.6
Deferred Policy Acquisition Costs	339.9	332.0
Goodwill	323.0	323.0
Current Income Tax Assets	10.1	15.5
Deferred Income Tax Assets	26.4	25.8
Other Assets	265.5	255.9
Total Assets	$8,306.8	$8,210.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,489.0	$3,475.3
Property and Casualty	984.4	931.4
Total Insurance Reserves	4,473.4	4,406.7
Unearned Premiums	640.1	618.7
Liabilities for Unrecognized Tax Benefits	6.9	5.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2017 - $772.3; 2016 - $770.9)	751.8	751.6
Accrued Expenses and Other Liabilities	451.0	453.2
Total Liabilities	6,323.2	6,235.3
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,295,006 Shares Issued and Outstanding at March 31, 2017 and 51,270,940 Shares Issued and Outstanding at December 31, 2016	5.1	5.1
Paid-in Capital	663.7	660.3
Retained Earnings	1,160.7	1,172.8
Accumulated Other Comprehensive Income	154.1	137.0
Total Shareholders’ Equity	1,983.6	1,975.2
Total Liabilities and Shareholders’ Equity	$8,306.8	$8,210.5
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Operating Activities:
Net Loss	$(0.3)	$(2.1)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Amortization of Intangible Assets Acquired	1.2	1.6
Equity in (Earnings) Loss of Equity Method Limited Liability Investments	(6.8)	4.3
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	5.1	5.4
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	(1.1)	2.6
Amortization of Investment Securities and Depreciation of Investment Real Estate	4.8	4.3
Net Realized Gains on Sales of Investments	(10.5)	(6.8)
Net Impairment Losses Recognized in Earnings	5.0	9.3
Depreciation of Property and Equipment	3.2	4.0
Increase in Receivables	(22.2)	(10.1)
Increase in Deferred Policy Acquisition Costs	(7.9)	(2.9)
Increase in Insurance Reserves	66.6	54.6
Increase in Unearned Premiums	21.4	8.5
Change in Income Taxes	(2.3)	(4.6)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(6.9)	5.1
Other, Net	(1.0)	4.0
Net Cash Provided by Operating Activities	48.3	77.2
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	89.7	142.0
Purchases of Fixed Maturities	(176.5)	(102.7)
Sales of Equity Securities	53.9	41.6
Purchases of Equity Securities	(59.5)	(19.0)
Return of Investment of Equity Method Limited Liability Investments	25.5	5.5
Acquisitions of Equity Method Limited Liability Investments	(5.3)	(15.0)
Sales of Fair Value Option Investments	22.0	—
Decrease (Increase) in Short-term Investments	29.3	(111.7)
Improvements of Investment Real Estate	(0.6)	(0.9)
Sales of Investment Real Estate	2.8	—
Increase in Other Investments	(0.8)	(1.0)
Acquisition and Development of Software	(10.0)	(1.3)
Other, Net	(3.2)	(0.5)
Net Cash Used by Investing Activities	(32.7)	(63.0)
Financing Activities:
Net Proceeds from Issuances of Debt	—	10.0
Repayments of Debt	—	(10.0)
Common Stock Repurchases	—	(3.8)
Dividends and Dividend Equivalents Paid	(12.3)	(12.2)
Cash Exercise of Stock Options	0.9	—
Other, Net	0.1	0.5
Net Cash Used by Financing Activities	(11.3)	(15.5)
Increase (Decrease) in Cash	4.3	(1.3)
Cash, Beginning of Year	115.7	161.7
Cash, End of Period	$120.0	$160.4
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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2016 Annual Report.
Adoption of New Accounting Guidance
Guidance Adopted in 2017
The Company adopted Accounting Standard Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 impacts the timing of when excess tax benefits are recognized by eliminating the delay in the recognition of a tax benefit until the tax benefit is realized through a reduction to income taxes payable. The Company applied the modified retrospective transition method and recognized an increase to retained earnings of $0.5 million as of January 1, 2017 to recognize excess tax benefits that had been previously delayed. On a prospective basis, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations. Further, the Company will continue to estimate the number of awards that are expected to vest.
The Company early adopted ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, in the first quarter of 2017. ASU 2017-08 shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. No change is required for securities held at a discount, which will continue to be amortized to maturity. The Company holds a large number of debt securities for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated. As allowed under GAAP in effect prior to the issuance of ASU 2017-08, the Company already considered such estimates of future principal prepayments in the calculation of the constant effective yield necessary in applying the interest method. Accordingly, adoption of ASU 2017-08 did not have a material impact on the Company’s financial statements.
Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which revises the criteria for recognizing revenue. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The guidance specifically excludes insurance contracts, lease contracts and investments from its scope. Accordingly, the Company does not expect adoption to have a material impact on its financial statements.
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
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to April 1, 2017. There were no adoptions of such accounting pronouncements in 2017 or during the three months ended March 31, 2017 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after March 31, 2017 to have a material impact on the Company’s financial statements and/or disclosures.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2017 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$347.3	$22.2	$(7.0)	$362.5
States and Political Subdivisions	1,657.9	95.0	(9.6)	1,743.3
Foreign Governments	4.4	0.1	—	4.5
Corporate Securities:
Bonds and Notes	2,804.9	217.9	(18.4)	3,004.4
Redeemable Preferred Stocks	0.1	0.1	—	0.2
Collateralized Loan Obligations	119.5	3.9	—	123.4
Other Mortgage- and Asset-backed	0.9	1.1	—	2.0
Investments in Fixed Maturities	$4,935.0	$340.3	$(35.0)	$5,240.3
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2016 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$321.2	$22.3	$(7.2)	$336.3
States and Political Subdivisions	1,640.6	88.4	(14.1)	1,714.9
Foreign Governments	3.5	—	(0.1)	3.4
Corporate Securities:
Bonds and Notes	2,758.9	209.9	(24.0)	2,944.8
Redeemable Preferred Stocks	0.5	0.1	—	0.6
Collateralized Loan Obligations	121.2	2.7	(1.1)	122.8
Other Mortgage- and Asset-backed	0.9	1.2	—	2.1
Investments in Fixed Maturities	$4,846.8	$324.6	$(46.5)	$5,124.9
There were no unsettled sales of Investments in Fixed Maturities at March 31, 2017. Other Receivables included unsettled sales of Investments in Fixed Maturities of $2.7 million at December 31, 2016. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $5.6 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2017 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$118.6	$119.9
Due after One Year to Five Years	830.1	860.2
Due after Five Years to Ten Years	1,622.5	1,677.5
Due after Ten Years	2,077.4	2,286.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	286.4	296.5
Investments in Fixed Maturities	$4,935.0	$5,240.3
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2017 consisted of securities issued by the Government National Mortgage Association with a fair value of $153.6 million, securities issued by the Federal National Mortgage Association with a fair value of $12.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.6 million and securities of other non-governmental issuers with a fair value of $125.4 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2017 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$53.6	$3.8	$(0.1)	$57.3
Other Industries	18.3	5.3	—	23.6
Common Stocks:
Finance, Insurance and Real Estate	10.2	0.5	—	10.7
Other Industries	6.2	5.1	(0.2)	11.1
Other Equity Interests:
Exchange Traded Funds	177.1	15.5	(0.3)	192.3
Limited Liability Companies and Limited Partnerships	183.3	23.1	(4.0)	202.4
Investments in Equity Securities	$448.7	$53.3	$(4.6)	$497.4
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2016 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$58.1	$2.3	$(0.8)	$59.6
Other Industries	18.5	4.9	(0.5)	22.9
Common Stocks:
Finance, Insurance and Real Estate	31.2	2.3	—	33.5
Other Industries	7.2	4.6	(0.1)	11.7
Other Equity Interests:
Exchange Traded Funds	136.1	9.6	(1.3)	144.4
Limited Liability Companies and Limited Partnerships	183.3	29.2	(2.9)	209.6
Investments in Equity Securities	$434.4	$52.9	$(5.6)	$481.7
There were no unsettled sales of Investments in Equity Securities at March 31, 2017. Other Receivables included unsettled sales of Investments in Equity Securities of $0.2 million at December 31, 2016. There were no unsettled purchases of Investments in Equity Securities at either March 31, 2017 or December 31, 2016.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2017 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$125.5	$(7.0)	$1.0	$—	$126.5	$(7.0)
States and Political Subdivisions	344.7	(9.6)	0.4	—	345.1	(9.6)
Foreign Governments	1.2	—	—	—	1.2	—
Corporate Securities:
Bonds and Notes	571.5	(12.2)	98.7	(6.2)	670.2	(18.4)
Collateralized Loan Obligations	5.3	—	5.0	—	10.3	—
Total Fixed Maturities	1,048.2	(28.8)	105.1	(6.2)	1,153.3	(35.0)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	3.0	—	5.1	(0.1)	8.1	(0.1)
Other Industries	0.2	—	—	—	0.2	—
Common Stocks:
Other Industries	0.5	(0.2)	0.5	—	1.0	(0.2)
Other Equity Interests:
Exchange Traded Funds	36.4	(0.3)	—	—	36.4	(0.3)
Limited Liability Companies and Limited Partnerships	15.4	(1.7)	12.6	(2.3)	28.0	(4.0)
Total Equity Securities	55.5	(2.2)	18.2	(2.4)	73.7	(4.6)
Total	$1,103.7	$(31.0)	$123.3	$(8.6)	$1,227.0	$(39.6)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Operations in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2017, were $35.0 million, of which $6.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. Unrealized losses at March 31, 2017 include $0.1 million related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” Unrealized losses at March 31, 2017 include $0.1 million related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $25.9 million, and below-investment-grade fixed maturity investments comprised $9.1 million of the unrealized losses on investments in fixed maturities at March 31, 2017. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At March 31, 2017, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at March 31, 2017 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at March 31, 2017 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at March 31, 2017.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2016 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$117.7	$(7.2)	$1.1	$—	$118.8	$(7.2)
States and Political Subdivisions	432.7	(14.1)	0.3	—	433.0	(14.1)
Foreign Governments	2.1	(0.1)	—	—	2.1	(0.1)
Corporate Securities:
Bonds and Notes	663.3	(16.6)	107.3	(7.4)	770.6	(24.0)
Collateralized Loan Obligations	19.9	(0.7)	21.4	(0.4)	41.3	(1.1)
Other Mortgage- and Asset-backed	—	—	—	—	—	—
Total Fixed Maturities	1,235.7	(38.7)	130.1	(7.8)	1,365.8	(46.5)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	15.6	(0.5)	7.3	(0.3)	22.9	(0.8)
Other Industries	5.3	(0.5)	—	—	5.3	(0.5)
Common Stocks:
Finance, Insurance and Real Estate	2.8	—	—	—	2.8	—
Other Industries	0.6	(0.1)	0.5	—	1.1	(0.1)
Other Equity Interests:
Exchange Traded Funds	—	—	18.6	(1.3)	18.6	(1.3)
Limited Liability Companies and Limited Partnerships	13.9	(0.7)	33.8	(2.2)	47.7	(2.9)
Total Equity Securities	38.2	(1.8)	60.2	(3.8)	98.4	(5.6)
Total	$1,273.9	$(40.5)	$190.3	$(11.6)	$1,464.2	$(52.1)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2016, were $46.5 million, of which $7.8 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.1 million unrealized losses at December 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $33.8 million and below-investment-grade fixed maturity investments comprised $12.7 million of the unrealized losses on investments in fixed maturities at December 31, 2016. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At December 31, 2016, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2016 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments at December 31, 2016 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility, as well as, the debt-like characteristics of investments in certain other equity interests.
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

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.4	$5.1
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	0.4	2.7
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	(3.6)
Reductions for Investments Sold During Period	(0.2)	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$1.6	$4.2
Gross gains and losses on sales of investments in fixed maturities and equity securities for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Fixed Maturities:
Gains on Sales	$1.4	$7.1
Losses on Sales	(0.2)	(0.3)
Equity Securities:
Gains on Sales	8.9	—
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at March 31, 2017 is limited to the total carrying value of $157.4 million. In addition, the Company had outstanding commitments totaling approximately $83.4 million to fund Equity Method Limited Liability Investments at March 31, 2017.
The carrying values of the Company’s Other Investments at March 31, 2017 and December 31, 2016 were:

(Dollars in Millions)	Mar 31, 2017	Dec 31, 2016
Loans to Policyholders at Unpaid Principal	$294.9	$294.2
Real Estate at Depreciated Cost	136.9	140.2
Trading Securities at Fair Value	5.7	5.3
Other	0.2	0.2
Total	$437.7	$439.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2017 and 2016 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$931.4	$862.8
Less Reinsurance and Indemnification Recoverables at Beginning of Year	50.2	52.0
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	881.2	810.8
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	373.0	341.7
Prior Years:
Continuing Operations	11.1	2.7
Discontinued Operations	(0.2)	(0.1)
Total Incurred Losses and LAE Related to Prior Years	10.9	2.6
Total Incurred Losses and LAE	383.9	344.3
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	120.6	120.1
Prior Years:
Continuing Operations	211.6	180.8
Discontinued Operations	0.8	3.1
Total Paid Losses and LAE Related to Prior Years	212.4	183.9
Total Paid Losses and LAE	333.0	304.0
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	932.1	851.1
Plus Reinsurance and Indemnification Recoverables at End of Period	52.3	49.3
Property and Casualty Insurance Reserves - Gross of Reinsurance and Indemnification at End of Period	$984.4	$900.4
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
For the three months ended March 31, 2017, the Company increased its property and casualty insurance reserves by $10.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $9.3 million, and commercial lines insurance loss and LAE reserves developed adversely by $1.6 million. The commercial lines insurance loss and LAE reserve development included $1.8 million of adverse development from continuing operations and favorable development of $0.2 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed adversely by $9.9 million due primarily to the emergence of loss patterns that were worse than expected for both the physical damage and liability insurance lines for the 2016 accident year. Homeowners insurance loss and LAE reserves developed adversely by $0.1 million due primarily to the emergence of loss patterns that were worse than expected for the 2016 accident year, partially offset by favorable development on catastrophes of $0.6 million related to the 2016 and 2015 accident years. Other personal lines loss and LAE reserves developed favorably by $0.7 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014 and 2013 accident years, partially offset by the emergence of worse than expected loss patterns for the 2016 accident year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves (continued)
For the three months ended March 31, 2016, the Company increased its property and casualty insurance reserves by $2.6 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $5.1 million, and commercial lines insurance loss and LAE reserves developed favorably by $2.5 million. The commercial lines insurance loss and LAE reserve development included favorable development of $2.4 million from continuing operations and favorable development of $0.1 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed adversely by $9.6 million, homeowners insurance loss and LAE reserves developed favorably by $5.1 million, and other personal lines loss and LAE reserves developed adversely by $0.6 million. Personal lines insurance loss and LAE reserves developed adversely due primarily to the emergence of worse than expected loss patterns than expected for the 2015 and 2014 accident years, partially offset by the emergence of more favorable loss patterns than expected for the 2013 and prior accident years.
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
Note 4 - Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-current, outstanding at March 31, 2017 and December 31, 2016 was:

(Dollars in Millions)	Mar 31, 2017	Dec 31, 2016
Senior Notes:
6.00% Senior Notes due May 15, 2017	$359.9	$359.8
4.35% Senior Notes due February 15, 2025	247.8	247.7
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Long-term Debt, Current and Non-current, Outstanding	$751.8	$751.6
There were no outstanding borrowings at either March 31, 2017 or December 31, 2016 under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020.
Kemper’s subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”), are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. During the first three months of 2016, Trinity borrowed and repaid $10.0 million, respectively, under its agreement with the FHLB of Dallas. United Insurance did not borrow under its agreement with the FHLB of Chicago during the first three months of 2016. Trinity and United Insurance did not borrow under their respective agreements during the first three months of 2017. There were no advances from the FHLB of Dallas or Chicago outstanding at either March 31, 2017 or December 31, 2016.
The Company anticipates issuing debt in the second quarter of 2017 to refinance a portion of its Senior Notes due May 15, 2017. In anticipation of the debt issuance and for risk management purposes, during the fourth quarter of 2016, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the probable debt issuance (“Treasury Lock”). The Treasury Lock was formally designated as a cash flow hedge at inception and qualified for hedge accounting treatment. As such, the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and will be amortized into earnings in the same periods that the hedged items affect earnings. The amortization will be included in Interest and Other Expenses, which is the same line item associated with the forecasted transaction. The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized immediately in earnings. The Treasury Lock was in a loss position of $0.4 million at March 31, 2017 and, accordingly, such loss has been included in Other Liabilities in the Condensed Consolidated Balance Sheet at such date. The Treasury Lock was in a gain position of $1.6 million at December 31, 2016 and, accordingly, such gain has been included in Other Assets in the Condensed Consolidated Balance Sheet at such date. As there has been no hedge ineffectiveness since inception, the change in fair value has been included in entirety in Other Comprehensive Income. As the hedged transaction has yet to occur, no amounts have been reclassified from Other Comprehensive Income into earnings. If debt is issued in the second quarter of 2017 and its terms are consistent with

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (continued)
what has been anticipated, the Company expects to reclassify less than $0.1 million of net losses on derivative instruments from AOCI to earnings for the year ended December 31, 2017 as interest expense on the debt is recognized.
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $10.9 million and $11.2 million for the three months ended March 31, 2017 and 2016, respectively. Interest paid, including facility fees, was $8.3 million for the both the three months ended March 31, 2017 and the three months ended March 31, 2016.
Note 5 - Loss from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of restricted stock units and deferred stock units also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Loss from Continuing Operations Per Unrestricted Share and Diluted Loss from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2017 and 2016 is presented below.

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
(Dollars in Millions)
Loss from Continuing Operations	$(0.4)	$(2.2)
Less Loss from Continuing Operations Attributed to Participating Awards	(0.1)	(0.2)
Loss from Continuing Operations Attributed to Unrestricted Shares	(0.3)	(2.0)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Loss from Continuing Operations Attributed to Unrestricted Shares	$(0.3)	$(2.0)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,273.1	51,191.5
Equity-based Compensation Equivalent Shares	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,273.1	51,191.5
(Per Unrestricted Share in Whole Dollars)
Basic Income (Loss) from Continuing Operations Per Unrestricted Share	$(0.01)	$(0.04)
Diluted Income (Loss) from Continuing Operations Per Unrestricted Share	$(0.01)	$(0.04)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2017 and 2016 because the effect of inclusion would be anti-dilutive is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2017	Mar 31, 2016
Equity-based Compensation Equivalent Shares	1,305.1	1,187.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,305.1	1,187.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income Before Income Taxes for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$33.6	$98.2
Reclassification Adjustment for Amounts Included in Net Income	(5.1)	2.5
Unrealized Holding Gains	28.5	100.7
Foreign Currency Translation Adjustments	0.1	0.1
Net Unrecognized Postretirement Benefit Costs Arising During the Period	—	(0.8)
Amortization of Net Unrecognized Postretirement Benefit Costs	(0.1)	2.6
Net Unrecognized Postretirement Benefit Costs	(0.1)	1.8
Loss on Cash Flow Hedge	(2.0)	—
Other Comprehensive Income Before Income Taxes	$26.5	$102.6
The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(11.9)	$(34.6)
Reclassification Adjustment for Amounts Included in Net Income	1.8	(0.9)
Unrealized Holding Gains	(10.1)	(35.5)
Foreign Currency Translation Adjustments	—	—
Net Unrecognized Postretirement Benefit Costs Arising During the Period	—	0.3
Amortization of Net Unrecognized Postretirement Benefit Costs	—	(1.0)
Net Unrecognized Postretirement Benefit Costs	—	(0.7)
Loss on Cash Flow Hedge	0.7	—
Other Comprehensive Income Tax Expense	$(9.4)	$(36.2)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)
The components of AOCI at March 31, 2017 and December 31, 2016 were:

(Dollars in Millions)	Mar 31, 2017	Dec 31, 2016
Net Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$—	$0.1
Other Net Unrealized Gains on Investments	230.2	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.8)	(0.9)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(75.0)	(74.9)
Gain (Loss) on Cash Flow Hedge, Net of Income Taxes	(0.3)	1.0
Accumulated Other Comprehensive Income	$154.1	$137.0
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$10.1	$6.8
Net Impairment Losses Recognized in Earnings	(5.0)	(9.3)
Total Before Income Taxes	5.1	(2.5)
Income Tax Benefit (Expense)	(1.8)	0.9
Reclassification from AOCI, Net of Income Taxes	3.3	(1.6)
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	0.1	(2.6)
Income Tax Benefit	—	1.0
Reclassification from AOCI, Net of Income Taxes	0.1	(1.6)
Total Reclassification from AOCI to Net Income	$3.4	$(3.2)
Note 7 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the three months ended March 31, 2017 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year as Reported	$1,975.2
Cumulative Effect of Adoption of New Accounting Standard	0.5
Shareholders’ Equity at Beginning of Year as Adjusted	1,975.7
Net Loss	(0.3)
Other Comprehensive Income	17.1
Cash Dividends and Dividend Equivalents to Shareholders ($0.24 per share)	(12.3)
Equity-based Compensation Cost	2.5
Equity-based Awards, Net of Shares Exchanged	0.9
Shareholders’ Equity at End of Period	$1,983.6

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
Unrecognized Tax Benefits at March 31, 2017 and December 31, 2016 include $6.3 million and $4.6 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.6 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively.
Income tax refunds received were $0.9 million for the three months ended March 31, 2017. Income taxes paid were $0.3 million for the three months ended March 31, 2016.
Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 9,200 participants and beneficiaries, of which 1,800 are active employees. The Pension Plan is closed to new employees hired after January 1, 2006. On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. The components of Pension Expense (Benefit) for the Pension Plan for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Service Cost Earned	$—	$2.2
Interest Cost on Projected Benefit Obligation	5.1	5.4
Expected Return on Plan Assets	(7.7)	(8.2)
Amortization of Accumulated Net Unrecognized Pension Costs	0.6	3.0
Total Pension Expense (Benefit) Recognized	$(2.0)	$2.4
The Company also sponsors an other postretirement benefit (“OPEB”) plan that provides medical, dental and/or life insurance benefits to approximately 500 retired and 225 active employees (the “OPEB Plan”). The components of OPEB Benefit for the OPEB Plan for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Service Cost Earned	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.2
Amortization of Prior Service Credit	(0.3)	—
Amortization of Accumulated Net Unrecognized Gain	(0.4)	(0.3)
Total OPEB Benefit	$(0.6)	$(0.1)

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
Earned Premiums by product line for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Personal Automobile	$320.7	$303.3
Homeowners	66.3	68.1
Other Personal Property and Casualty Insurance	28.9	29.8
Commercial Automobile	12.7	13.5
Life	95.7	94.4
Accident and Health	39.1	36.9
Total Earned Premiums	$563.4	$546.0
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Revenues:
Property & Casualty Insurance:
Earned Premiums	$410.4	$396.2
Net Investment Income	24.1	11.9
Other Income	0.2	0.2
Total Property & Casualty Insurance	434.7	408.3
Life & Health Insurance:
Earned Premiums	153.0	149.8
Net Investment Income	53.0	55.0
Other Income	0.6	0.6
Total Life & Health Insurance	206.6	205.4
Total Segment Revenues	641.3	613.7
Net Realized Gains on Sales of Investments	10.5	6.8
Net Impairment Losses Recognized in Earnings	(5.0)	(9.3)
Other	4.6	0.1
Total Revenues	$651.4	$611.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Operating Profit (Loss), including a reconciliation to Loss from Continuing Operations before Income Taxes, for the three months ended March 31, 2017 and 2016 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(37.2)	$(22.8)
Life & Health Insurance	32.6	31.0
Total Segment Operating Profit (Loss)	(4.6)	8.2
Corporate and Other Operating Loss	(4.4)	(12.2)
Total Operating Loss	(9.0)	(4.0)
Net Realized Gains on Sales of Investments	10.5	6.8
Net Impairment Losses Recognized in Earnings	(5.0)	(9.3)
Loss from Continuing Operations before Income Taxes	$(3.5)	$(6.5)
Segment Net Operating Income (Loss), including a reconciliation to Loss from Continuing Operations, for the three months ended March 31, 2017 and 2016 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(22.1)	$(13.1)
Life & Health Insurance	21.5	20.3
Total Segment Net Operating Income (Loss)	(0.6)	7.2
Corporate and Other Net Operating Loss	(3.3)	(7.8)
Consolidated Net Operating Loss	(3.9)	(0.6)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	6.8	4.4
Net Impairment Losses Recognized in Earnings	(3.3)	(6.0)
Loss from Continuing Operations	$(0.4)	$(2.2)
Note 11 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company has elected the fair value option method of accounting for investments in certain hedge funds and, accordingly, reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has a derivative instrument that is classified as a cash flow hedge and reported at fair value in Other Liabilities and Other Assets at March 31, 2017 and December 31, 2016, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2017 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$119.6	$242.9	$—	$—	$362.5
States and Political Subdivisions	—	1,740.7	2.6	—	1,743.3
Foreign Governments	—	4.5	—	—	4.5
Corporate Securities:
Bonds and Notes	3.6	2,609.6	391.2	—	3,004.4
Redeemable Preferred Stocks	—	—	0.2	—	0.2
Collateralized Loan Obligations	—	27.6	95.8	—	123.4
Other Mortgage- and Asset-backed	—	2.0	—	—	2.0
Total Investments in Fixed Maturities	123.2	4,627.3	489.8	—	5,240.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	57.3	—	—	57.3
Other Industries	—	12.0	11.6	—	23.6
Common Stocks:
Finance, Insurance and Real Estate	3.6	—	7.1	—	10.7
Other Industries	0.4	0.3	10.4	—	11.1
Other Equity Interests:
Exchange Traded Funds	192.3	—	—	—	192.3
Limited Liability Companies and Limited Partnerships	—	—	32.4	170.0	202.4
Total Investments in Equity Securities	196.3	69.6	61.5	170.0	497.4
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	90.5	90.5
Other Investments:
Trading Securities	5.7	—	—	—	5.7
Other Liabilities:
Derivative Instrument Classified as Cash Flow Hedge	—	(0.4)	—	—	(0.4)
Total	$325.2	$4,696.5	$551.3	$260.5	$5,833.5
At March 31, 2017, the Company had unfunded commitments to invest an additional $83.4 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2016 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$119.5	$216.8	$—	$—	$336.3
States and Political Subdivisions	—	1,711.1	3.8	—	1,714.9
Foreign Governments	—	3.4	—	—	3.4
Corporate Securities:
Bonds and Notes	—	2,541.6	403.2	—	2,944.8
Redeemable Preferred Stocks	—	—	0.6	—	0.6
Collateralized Loan Obligations	—	19.3	103.5	—	122.8
Other Mortgage- and Asset-backed	—	2.1	—	—	2.1
Total Investments in Fixed Maturities	119.5	4,494.3	511.1	—	5,124.9
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	59.6	—	—	59.6
Other Industries	—	11.4	11.5	—	22.9
Common Stocks:
Finance, Insurance and Real Estate	26.4	—	7.1	—	33.5
Other Industries	0.4	0.2	11.1	—	11.7
Other Equity Interests:
Exchange Traded Funds	144.4	—	—	—	144.4
Limited Liability Companies and Limited Partnerships	—	—	40.9	168.7	209.6
Total Investments in Equity Securities	171.2	71.2	70.6	168.7	481.7
Fair Value Option Investments:
Limited Liability Companies and Limited Partnership Hedge Funds	—	—	—	111.4	111.4
Other Investments:
Trading Securities	5.3	—	—	—	5.3
Other Assets:
Derivative Instrument Classified as Cash Flow Hedge	—	1.6	—	—	1.6
Total	$296.0	$4,567.1	$581.7	$280.1	$5,724.9
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2017.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$111.5	2.8%	-	7.5%	3.7%
Non-investment-grade:
Senior Debt	Market Yield	136.5	5.6	-	15.0	9.9
Junior Debt	Market Yield	133.9	9.6	-	19.9	13.2
Collateralized Loan Obligations	Market Yield	95.8	2.7	-	8.1	5.3
Other	Various	12.1
Total Level 3 Fixed Maturity Investments in Corporate Securities		$489.8

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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$106.1	2.7%	-	5.1%	3.8%
Non-investment-grade:
Senior Debt	Market Yield	142.2	4.8	-	14.0	9.6
Junior Debt	Market Yield	143.3	9.5	-	20.0	13.0
Collateralized Loan Obligations	Market Yield	103.5	3.7	-	9.9	6.3
Other Debt	Various	16.0
Total Level 3 Fixed Maturity Investments in Corporate Securities		$511.1
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2017 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$403.2	$3.8	$0.6	$103.5	$29.7	$40.9	$581.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(3.3)	(1.2)	—	0.2	(0.2)	—	(4.5)
Included in Other Comprehensive Income (Loss)	1.4	—	0.1	1.9	0.7	(6.6)	(2.5)
Purchases	29.8	—	—	9.2	0.3	0.8	40.1
Settlements	(15.0)	—	(0.5)	(7.3)	—	—	(22.8)
Sales	(22.0)	—	—	(3.8)	(1.4)	(2.7)	(29.9)
Transfers out of Level 3	(2.9)	—	—	(7.9)	—	—	(10.8)
Balance at End of Period	$391.2	$2.6	$0.2	$95.8	$29.1	$32.4	$551.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2017. All transfers out of Level 3 for the three months ended March 31, 2017 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2016 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$436.3	$3.8	$87.3	$3.8	$30.0	$45.6	$606.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(2.5)	—	(0.6)	—	(1.0)	(0.4)	(4.5)
Included in Other Comprehensive Income (Loss)	(0.8)	(0.1)	(5.2)	(0.2)	1.3	(0.5)	(5.5)
Purchases	40.1	—	1.7	—	—	—	41.8
Settlements	(5.8)	(0.4)	—	—	—	—	(6.2)
Sales	(35.5)	—	—	—	—	(2.5)	(38.0)
Balance at End of Period	$431.8	$3.3	$83.2	$3.6	$30.3	$42.2	$594.4
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
Over the last several years there have been an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which can include legislation, unclaimed property audits, market conduct examinations, and related litigation, could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ existing life insurance contracts by imposing requirements that did not exist and were not contemplated at the time those companies entered into such contracts.
In the third quarter of 2016, the Company voluntarily began implementing a comprehensive process to compare its life insurance records against one or more death verification databases to determine if any of its insureds may be deceased. Any attempt to estimate the ultimate outcomes of the aforementioned initiatives entails uncertainties including, but not limited to (i) the scope and interpretation of statutes that require proactive use of death verification databases (“DMF”), including the matching criteria and methodologies to be used in comparing policy records against a DMF, (ii) the universe of policies affected, (iii) the results of audits, examinations and other actions by regulators, and (iv) related litigation.
Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $144.2 million in assets managed by FS&C at March 31, 2017 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Loss was $0.3 million (a net loss of $0.01 per unrestricted common share) for the three months ended March 31, 2017, compared to Net Loss of $2.1 million (a net loss of $0.04 per unrestricted common share) for the same period in 2016. Loss from Continuing Operations was $0.4 million (a loss of $0.01 per unrestricted common share) for the three months ended March 31, 2017, compared to Loss from Continuing Operations of $2.2 million (a loss of $0.04 per unrestricted common share) for the same period in 2016.
A reconciliation of Segment Net Operating Income (Loss) to Consolidated Net Operating Loss (a non-GAAP financial measure) and to Net Loss for the three months ended March 31, 2017 and 2016 is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016	Increase (Decrease) in Income from 2016 to 2017
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(22.1)	$(13.1)	$(9.0)
Life & Health Insurance	21.5	20.3	1.2
Total Segment Net Operating Income (Loss)	(0.6)	7.2	(7.8)
Corporate and Other Net Operating Loss	(3.3)	(7.8)	4.5
Consolidated Net Operating Loss	(3.9)	(0.6)	(3.3)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	6.8	4.4	2.4
Net Impairment Losses Recognized in Earnings	(3.3)	(6.0)	2.7
Loss from Continuing Operations	(0.4)	(2.2)	1.8
Income from Discontinued Operations	0.1	0.1	—
Net Loss	$(0.3)	$(2.1)	$1.8
Net Loss
The Company’s net loss decreased by $1.8 million in 2017, compared to 2016. In the Property & Casualty Insurance segment, segment net operating results deteriorated by $9.0 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and a higher level of adverse reserve development, partially offset by higher net investment income from alternative investments, lower underlying losses and LAE as a percentage of earned premiums and lower insurance expenses as a percentage of earned premiums. See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results.In the Life & Health Insurance segment, segment net operating income increased by $1.2 million. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were also positively impacted in 2017, compared to 2016, by higher net realized gains on sales of investments and lower net impairment losses recognized in earnings. See MD&A, “Investment Results,” for additional discussion.
Revenues
Earned Premiums were $563.4 million for the three months ended March 31, 2017, compared to $546.0 million for the same period in 2016, an increase of $17.4 million. Earned Premiums for the three months ended March 31, 2017 increased by $14.2 million and $3.2 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See “Property & Casualty Insurance” and “Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $14.6 million for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to higher investment returns from Alternative Investments and higher level of investments in fixed income securities, partially offset by lower yields on investments in fixed income securities and lower level of investments in equity securities excluding alternative investments. Net Investment Income from Alternative Investments which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities increased by $14.9 million. Alternative investment income from Equity Method Limited Liability Investments and Fair Value Option Investments increased by $11.1 million and $3.7 million, respectively, for the three months ended March 31, 2017, compared to the same period in 2016.

Summary of Results (continued)
Net Realized Gains on Sales of Investments were $10.5 million for the three months ended March 31, 2017, compared to $6.8 million for the same period in 2016.
Net Impairment Losses Recognized in Earnings were $5.0 million for the three months ended March 31, 2017, compared to $9.3 million for the same period in 2016. See “Investment Results” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
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
Consolidated Net Operating Loss
Consolidated Net Operating Loss is an after-tax, non-GAAP financial measure and is computed by excluding from Loss from Continuing Operations the after-tax impact of:

(i)	Net Realized Gains on Sales of Investments;

(ii)	Net Impairment Losses Recognized in Earnings related to investments;

(iii)	Loss from Early Extinguishment of Debt; and

(iv)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Loss from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Loss for the three months ended March 31, 2017 or 2016.
The Company believes that Consolidated Net Operating Loss provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Loss from Early Extinguishment of Debt is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Net Premiums Written	$428.9	$403.4
Earned Premiums	$410.4	$396.2
Net Investment Income	24.1	11.9
Other Income	0.2	0.2
Total Revenues	434.7	408.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	302.6	297.4
Catastrophe Losses and LAE	63.9	37.5
Prior Years:
Non-catastrophe Losses and LAE	11.8	4.7
Catastrophe Losses and LAE	(1.2)	(2.7)
Total Incurred Losses and LAE	377.1	336.9
Insurance Expenses	94.8	94.2
Operating Loss	(37.2)	(22.8)
Income Tax Benefit	15.1	9.7
Segment Net Operating Loss	$(22.1)	$(13.1)
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.7%	75.0%
Current Year Catastrophe Losses and LAE Ratio	15.6	9.5
Prior Years Non-catastrophe Losses and LAE Ratio	2.9	1.2
Prior Years Catastrophe Losses and LAE Ratio	(0.3)	(0.7)
Total Incurred Loss and LAE Ratio	91.9	85.0
Insurance Expense Ratio	23.1	23.8
Combined Ratio	115.0%	108.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	73.7%	75.0%
Insurance Expense Ratio	23.1	23.8
Underlying Combined Ratio	96.8%	98.8%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	96.8%	98.8%
Current Year Catastrophe Losses and LAE Ratio	15.6	9.5
Prior Years Non-catastrophe Losses and LAE Ratio	2.9	1.2
Prior Years Catastrophe Losses and LAE Ratio	(0.3)	(0.7)
Combined Ratio as Reported	115.0%	108.8%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2017		Mar 31, 2016
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	12	$20.7	12	$10.9
$5 - $10	—	—	—	—
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	1	43.2	1	26.6
Total	13	$63.9	13	$37.5
Insurance Reserves

(Dollars in Millions)	Mar 31, 2017	Dec 31, 2016
Insurance Reserves:
Automobile	$764.0	$754.1
Homeowners	133.6	88.9
Other	40.3	41.1
Insurance Reserves	$937.9	$884.1
Insurance Reserves:
Loss Reserves:
Case	$599.7	$598.0
Incurred But Not Reported	204.8	158.2
Total Loss Reserves	804.5	756.2
LAE Reserves	133.4	127.9
Insurance Reserves	$937.9	$884.1
See MD&A, “Critical Accounting Estimates,” of the 2016 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Property & Casualty Insurance (continued)
Overall
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $22.1 million for the three months ended March 31, 2017, compared to $13.1 million for the same period in 2016. Segment net operating results deteriorated by $9.0 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and a higher level of adverse loss and LAE reserve development, partially offset by higher net investment income and lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s nonstandard automobile insurance business, including both its Alliance United business, acquired in April 2015, as well as the Company’s legacy book.
Earned Premiums in the Property & Casualty Insurance segment increased by $14.2 million, as higher average earned premium accounted for an increase of $21.4 million, while lower volume accounted for a decrease of $7.2 million. All product lines experienced an increase in average earned premium, although the overall increase average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $16.6 million. The lower volume was driven primarily by preferred personal automobile insurance and homeowners insurance, which had volume decreases of $4.4 million and $2.8 million, respectively, partially offset by higher volume in nonstandard personal automobile insurance of $2.6 million.
Net Investment Income in the Property & Casualty Insurance segment increased by $12.2 million for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to higher investment income from Alternative Investments and, to a lesser extent, higher levels and yields on non-alternative investments in the Alliance United portfolio. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $10.8 million in 2017, compared to $0.1 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 73.7% in 2017, an improvement of 1.3 percentage points, compared to 2016, driven primarily by improvements in nonstandard personal automobile insurance and, to a lesser extent, commercial automobile insurance and homeowners insurance, partially offset by deterioration in preferred personal automobile insurance and other personal insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $63.9 million in 2017, compared to $37.5 million in 2016, which is an increase of $26.4 million. Both quarters experienced a significant hailstorm in Texas in March, but estimated losses and LAE for the March 2017 hailstorm storm were $16.6 million higher than the amount that was reported first quarter of 2016 for the March 2016 Texas hailstorm. The increase in catastrophe loses and LAE was also driven by higher average severity on catastrophic events in 2017 with losses and LAE (excluding reserve development) of less than $5 million, compared to 2016. Adverse loss and LAE reserve development (including catastrophe reserve development) was $10.6 million in 2017, compared to favorable development of $2.0 million in 2016.
Insurance expenses were $94.8 million, or 23.1% of earned premiums, in 2017, an improvement of 0.7 percentage points compared to 2016, driven primarily by Alliance United, which runs at a lower insurance expense ratio, being a higher percentage of the overall business in 2017, compared to 2016.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.2 million in 2017, compared to $5.6 million in 2016.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Net Premiums Written	$100.1	$99.7

Earned Premiums	$104.3	$106.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$76.9	$73.3
Catastrophe Losses and LAE	4.7	4.9
Prior Years:
Non-catastrophe Losses and LAE	10.8	1.9
Catastrophe Losses and LAE	—	(0.2)
Total Incurred Losses and LAE	$92.4	$79.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.7%	69.1%
Current Year Catastrophe Losses and LAE Ratio	4.5	4.6
Prior Years Non-catastrophe Losses and LAE Ratio	10.4	1.8
Prior Years Catastrophe Losses and LAE Ratio	—	(0.2)
Total Incurred Loss and LAE Ratio	88.6%	75.3%
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned Premiums on preferred personal automobile insurance decreased by $1.8 million as lower volume accounted for a decrease of $4.4 million, while higher average earned premium accounted for an increase of $2.6 million. The run-off of the direct-to-consumer business accounted for almost 75% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $92.4 million, or 88.6% of earned premiums, in 2017, compared to $79.9 million, or 75.3% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a higher level of adverse loss and LAE reserve development and higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 73.7% in 2017, compared to 69.1% in 2016, which is a deterioration of 4.6 percentage points due primarily to higher severity of losses, particularly on bodily injury coverage, partially offset by lower frequency of claims and higher average earned premium on most coverages. Catastrophe losses and LAE (excluding reserve development) were $4.7 million in 2017, compared to $4.9 million in 2016, both quarters experiencing higher losses than average due to hailstorms in Texas in both 2017 and 2016. Adverse loss and LAE reserve development was $10.8 million in 2017, compared to $1.7 million in 2016.

Property & Casualty Insurance (continued)
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Net Premiums Written	$245.2	$219.5

Earned Premiums	$216.4	$197.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$176.4	$173.3
Catastrophe Losses and LAE	1.7	1.7
Prior Years:
Non-catastrophe Losses and LAE	(0.8)	7.9
Catastrophe Losses and LAE	(0.1)	—
Total Incurred Losses and LAE	$177.2	$182.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	81.5%	87.8%
Current Year Catastrophe Losses and LAE Ratio	0.8	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	4.0
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	81.9%	92.7%
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned Premiums on nonstandard personal automobile insurance increased by $19.2 million, as higher average earned premium and higher volume accounted for increases of $16.6 million and $2.6 million, respectively. Higher average earned premium was driven primarily by rating actions taken to address rate adequacy in the Alliance United book of business. Incurred losses and LAE were $177.2 million, or 81.9% of earned premiums, in 2017, compared to $182.9 million, or 92.7% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and an unfavorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 81.5% in 2017, compared to 87.8% in 2016, which is an improvement of 6.3 percentage points due to significant improvement in both the Alliance United and legacy books of business. For Alliance United, underlying losses and LAE as a percentage of related earned premiums improved 7.2 percentage points due primarily to higher average earned premium and lower frequency of claims, partially offset by higher severity of physical damage losses. For the legacy book, underlying losses and LAE as a percentage of related earned premiums improved 5.7 percentage points due primarily to lower frequency of claims, particularly on liability coverages, and higher average earned premium, partially offset by higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $1.7 million in both 2017 and 2016. Loss and LAE reserve development was favorable by $0.9 million in 2017, compared to adverse development of $7.9 million in 2016.

Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Net Premiums Written	$59.2	$59.9

Earned Premiums	$66.3	$68.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$33.8	$35.2
Catastrophe Losses and LAE	56.5	29.9
Prior Years:
Non-catastrophe Losses and LAE	0.7	(2.7)
Catastrophe Losses and LAE	(0.6)	(2.4)
Total Incurred Losses and LAE	$90.4	$60.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.9%	51.7%
Current Year Catastrophe Losses and LAE Ratio	85.2	43.9
Prior Years Non-catastrophe Losses and LAE Ratio	1.1	(4.0)
Prior Years Catastrophe Losses and LAE Ratio	(0.9)	(3.5)
Total Incurred Loss and LAE Ratio	136.3%	88.1%
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned Premiums in homeowners insurance decreased by $1.8 million as lower volume accounted for a decrease of $2.8 million and and higher average earned premium accounted for an increase of $1.0 million. Incurred losses and LAE were $90.4 million, or 136.3% of earned premiums, in 2017, compared to $60.0 million, or 88.1% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development) and, to a lesser extent, an unfavorable change in loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.9% in 2017, compared to 51.7% in 2016, which is an improvement of 0.8 percentage points due primarily to lower severity of losses and, to a lesser extent, higher average earned premium, partially offset by higher frequency of claims. Catastrophe losses and LAE (excluding reserve development) were $56.5 million in 2017, compared to $29.9 million in 2016. This increase was driven primarily by a hailstorm in Texas in March 2017. Loss and LAE reserve development was adverse by $0.1 million in 2017, compared to favorable development of $5.1 million in 2016.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Net Premiums Written	$14.7	$14.2

Earned Premiums	$12.7	$13.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$9.6	$10.9
Catastrophe Losses and LAE	0.1	0.1
Prior Years:
Non-catastrophe Losses and LAE	1.8	(2.4)
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$11.5	$8.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.6%	80.8%
Current Year Catastrophe Losses and LAE Ratio	0.8	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	14.2	(17.8)
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	90.6%	63.7%
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned Premiums in commercial automobile insurance decreased by $0.8 million as lower volume accounted for a decrease of $1.9 million, while higher average earned premium accounted for an increase of $1.1 million. Incurred losses and LAE were $11.5 million, or 90.6% of earned premiums, in 2017, compared to $8.6 million, or 63.7% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due to an unfavorable change in loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 75.6% in 2017, compared to 80.8% in 2016, which is an improvement of 5.2 percentage points due primarily to lower frequency of claims on all coverages and higher average earned premium, partially offset by higher severity of losses on liability coverages. Loss and LAE reserve development was adverse by $1.8 million in 2017, compared to favorable development of $2.4 million in 2016.

Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Net Premiums Written	$9.7	$10.1

Earned Premiums	$10.7	$11.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$5.9	$4.7
Catastrophe Losses and LAE	0.9	0.9
Prior Years:
Non-catastrophe Losses and LAE	(0.7)	—
Catastrophe Losses and LAE	(0.5)	(0.1)
Total Incurred Losses and LAE	$5.6	$5.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	55.1%	41.6%
Current Year Catastrophe Losses and LAE Ratio	8.4	8.0
Prior Years Non-catastrophe Losses and LAE Ratio	(6.5)	—
Prior Years Catastrophe Losses and LAE Ratio	(4.7)	(0.9)
Total Incurred Loss and LAE Ratio	52.3%	48.7%
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned Premiums in other personal insurance decreased by $0.6 million as lower volume accounted for a decrease of $0.8 million, while higher average earned premium accounted for an increase of $0.2 million. Incurred losses and LAE were $5.6 million, or 52.3% of earned premiums, in 2017, compared to $5.5 million, or 48.7% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher underlying losses and LAE as a percentage of earned premiums, partially offset by a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 55.1% in 2017, compared to 41.6% in 2016, which was a deterioration of 13.5 percentage points due primarily to higher severity of losses on most coverages, partially offset by lower frequency of umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $0.9 million in both 2017 and 2016. Favorable loss and LAE reserve development was $1.2 million in 2017, compared to $0.1 million in 2016.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Earned Premiums	$153.0	$149.8
Net Investment Income	53.0	55.0
Other Income	0.6	0.6
Total Revenues	206.6	205.4
Policyholders’ Benefits and Incurred Losses and LAE	100.3	99.3
Insurance Expenses	73.7	75.1
Operating Profit	32.6	31.0
Income Tax Expense	(11.1)	(10.7)
Segment Net Operating Income	$21.5	$20.3
Insurance Reserves

(Dollars in Millions)	Mar 31, 2017	Dec 31, 2016
Insurance Reserves:
Future Policyholder Benefits	$3,325.2	$3,311.5
Incurred Losses and LAE Reserves:
Life	141.7	141.9
Accident and Health	22.1	21.9
Property	4.6	4.5
Total Incurred Losses and LAE Reserves	168.4	168.3
Insurance Reserves	$3,493.6	$3,479.8
Overall
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned Premiums in the Life & Health Insurance segment increased by $3.2 million for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to higher volume from accident and health insurance and life insurance products offered by Reserve National Insurance Company (“Reserve National”).
Net Investment Income decreased by $2.0 million for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to lower yields on investments in fixed income securities and lower investment returns from Alternative Investments, partially offset by higher levels of investments in non-alternative investments.
Policyholders’ Benefits and Incurred Losses and LAE increased by $1.0 million in 2017, compared to the same period in 2016. due primarily to higher policyholders’ benefits on life insurance and accident and health insurance, partially offset by lower incurred losses and LAE on property insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $1.4 million due primarily to a change in the mix of deferrable and non-deferrable agent compensation for the Kemper Home Service Companies (“KHSC”) and lower general expenses, partially offset by higher commission expense for Reserve National due in part to the higher volume of earned premiums. Segment Net Operating Income in the Life & Health Insurance segment was $21.5 million for the three months ended March 31, 2017, compared to $20.3 million in 2016.

Life & Health Insurance (continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Earned Premiums	$95.7	$94.4
Net Investment Income	51.4	53.5
Other Income	0.5	0.5
Total Revenues	147.6	148.4
Policyholders’ Benefits and Incurred Losses and LAE	72.1	71.3
Insurance Expenses	48.4	50.1
Operating Profit	27.1	27.0
Income Tax Expense	(9.2)	(9.4)
Total Product Line Net Operating Income	$17.9	$17.6
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned premiums on life insurance increased by $1.3 million in 2017, compared to 2016, due primarily to an increase of $1.2 million from life insurance products offered by Reserve National. Policyholders’ benefits on life insurance were $72.1 million in 2017, compared to $71.3 million in 2016, an increase of $0.8 million due primarily to higher death claims. Insurance Expenses decreased by $1.7 million in 2017, compared to 2016, due primarily to the change in the mix of deferrable and non-deferrable agent compensation for KHSC and lower general expenses.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Earned Premiums	$39.1	$36.9
Net Investment Income	1.3	1.3
Other Income	0.1	0.1
Total Revenues	40.5	38.3
Policyholders’ Benefits and Incurred Losses and LAE	21.2	20.5
Insurance Expenses	17.3	16.8
Operating Profit	2.0	1.0
Income Tax Expense	(0.7)	(0.3)
Total Product Line Net Operating Income	$1.3	$0.7
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned premiums on accident and health insurance increased by $2.2 million in 2017, compared to 2016, due primarily to higher volume. Incurred accident and health insurance losses were $21.2 million, or 54.2% of accident and health insurance earned premiums, in 2017, compared to $20.5 million, or 55.6% of accident and health insurance earned premiums, in 2016. Incurred accident and health insurance losses decreased as a percentage of earned premiums due primarily to lower average claim costs in other supplemental products offered by KHSC and lower average claim costs for hospitalization products offered by Reserve National, partially offset by higher frequency and higher average claim costs in other supplemental products offered by Reserve National. Insurance Expenses increased by $0.5 million in 2017, compared to 2016, due primarily to the higher commission expense for Reserve National due in part to higher volume of earned premiums.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Earned Premiums	$18.2	$18.5
Net Investment Income	0.3	0.2
Other Income	—	—
Total Revenues	18.5	18.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	4.7	5.2
Catastrophe Losses and LAE	1.8	1.6
Prior Years:
Non-catastrophe Losses and LAE	0.2	0.4
Catastrophe Losses and LAE	0.3	0.3
Total Incurred Losses and LAE	7.0	7.5
Insurance Expenses	8.0	8.2
Operating Profit	3.5	3.0
Income Tax Expense	(1.2)	(1.0)
Total Product Line Net Operating Income	$2.3	$2.0
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	25.9%	28.1%
Current Year Catastrophe Losses and LAE Ratio	9.9	8.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.1	2.2
Prior Years Catastrophe Losses and LAE Ratio	1.6	1.6
Total Incurred Loss and LAE Ratio	38.5%	40.5%
Three Months Ended March 31, 2017 Compared to the Same Period in 2016
Earned premiums on property insurance decreased by $0.3 million in 2017, compared to 2016. Incurred losses and LAE on property insurance were $7.0 million, or 38.5% of property insurance earned premiums, in 2017, compared to $7.5 million, or 40.5% of property insurance earned premiums, in 2016. Underlying losses and LAE on property insurance were $4.7 million, or 25.9% of property insurance earned premiums, in 2017, compared to $5.2 million, or 28.1% of property insurance earned premiums, in 2016, and decreased due to lower losses from storms that were not classified as catastrophes. Catastrophe losses and LAE (excluding development) were $1.8 million in 2017, compared to $1.6 million in 2016. Unfavorable loss and LAE reserve development was $0.5 million in 2017, compared to $0.7 million in 2016.

Investment Results
Investment Income
Net Investment Income for the three months ended March 31, 2017 and 2016 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Investment Income (Loss):
Interest on Fixed Income Securities	$60.1	$60.0
Dividends on Equity Securities Excluding Alternative Investments	2.1	2.8
Alternative Investments:
Equity Method Limited Liability Investments	6.8	(4.3)
Fair Value Option Investments	1.1	(2.6)
Limited Liability Investments Included in Equity Securities	7.4	7.3
Total Alternative Investments	15.3	0.4
Short-term Investments	0.3	0.1
Loans to Policyholders	5.5	5.4
Real Estate	2.9	3.0
Total Investment Income	86.2	71.7
Investment Expenses:
Real Estate	2.6	2.7
Other Investment Expenses	2.0	2.0
Total Investment Expenses	4.6	4.7
Net Investment Income	$81.6	$67.0
Net Investment Income was $81.6 million and $67.0 million for the three months ended March 31, 2017 and 2016, respectively. Net Investment Income increased by $14.6 million in 2017 due primarily to higher investment returns from Alternative Investments and a higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	$10.4	$7.1
Losses on Sales	(0.2)	(0.3)
Net Impairment Losses Recognized in Earnings	(5.0)	(9.3)
Net Gains on Trading Securities	0.3	—
Net Gain (Loss) Recognized in Condensed Consolidated Statements of Operations	5.5	(2.5)
Recognized in Other Comprehensive Income	28.6	100.8
Total Comprehensive Investment Gains	$34.1	$98.3

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2017	Mar 31, 2016
Fixed Maturities:
Gains on Sales	$1.4	$7.1
Losses on Sales	(0.2)	(0.3)
Equity Securities:
Gains on Sales	8.9	—
Losses on Sales	—	—
Real Estate:
Gains on Sales	0.1	—
Other:
Losses on Sales	—	—
Net Gains on Trading Securities	0.3	—
Net Realized Gains on Sales of Investments	$10.5	$6.8

Gross Gains on Sales	$10.4	$7.1
Gross Losses on Sales	(0.2)	(0.3)
Net Gains on Trading Securities	0.3	—
Net Realized Gains on Sales of Investments	$10.5	$6.8
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended
	Mar 31, 2017		Mar 31, 2016
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(4.7)	5	$(7.8)	7
Equity Securities	(0.3)	1	(1.5)	7
Net Impairment Losses Recognized in Earnings	$(5.0)		$(9.3)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2017, 90% of the Company’s fixed maturity investment portfolio was rated investment-grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2017 and December 31, 2016:

		Mar 31, 2017		Dec 31, 2016
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,328.0	63.5%	$3,280.4	64.0%
2	BBB	1,404.4	26.8	1,338.2	26.1
3-4	BB, B	317.8	6.1	321.6	6.3
5-6	CCC or Lower	190.1	3.6	184.7	3.6
Total Investments in Fixed Maturities		$5,240.3	100.0%	$5,124.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $9.1 million and $12.7 million at March 31, 2017 and December 31, 2016, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2017 and December 31, 2016:

	Mar 31, 2017		Dec 31, 2016
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$362.5	5.4%	$336.3	5.1%
States and Political Subdivisions:
States	658.8	9.9	655.3	9.9
Political Subdivisions	172.4	2.6	174.7	2.6
Revenue Bonds	912.1	13.7	884.9	13.4
Foreign Governments	4.5	0.1	3.4	0.1
Total Investments in Governmental Fixed Maturities	$2,110.3	31.7%	$2,054.6	31.1%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2017 and December 31, 2016.

	Mar 31, 2017		Dec 31, 2016
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,241.5	18.6%	$1,227.8	18.6%
Finance, Insurance and Real Estate	763.5	11.5	742.6	11.2
Services	397.8	6.0	391.6	5.9
Transportation, Communication and Utilities	377.6	5.7	364.1	5.5
Mining	155.2	2.3	157.2	2.4
Retail Trade	104.3	1.6	101.9	1.5
Wholesale Trade	69.7	1.0	69.2	1.0
Agriculture, Forestry and Fishing	14.4	0.2	14.4	0.2
Other	6.0	0.1	1.5	—
Total Investments in Non-governmental Fixed Maturities	$3,130.0	47.0%	$3,070.3	46.3%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2017.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	460	$918.7
$5 -$10	135	916.9
$10 - $20	68	912.0
$20 - $30	13	316.3
Greater Than $30	2	66.1
Total	678	$3,130.0
The Company’s short-term investments primarily consist of U.S. treasury bills, commercial paper, overnight repurchase agreements, overnight interest bearing accounts, money market funds and certificates of deposits. At March 31, 2017, the Company had $105.1 million invested in U.S. treasury bills, $45.0 million invested in commercial paper, $40.0 million of certificates of deposit issued by a single bank, $25.4 million invested in overnight interest bearing accounts with one of the Company’s custodial banks, $20.4 million invested in money market funds which primarily invest in U.S. Treasury securities and $8.7 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and government agencies and authorities.
At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.
Investment Quality and Concentrations
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at March 31, 2017:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$102.8	1.5%
Georgia	90.6	1.4
Michigan	86.4	1.3
Ohio	83.2	1.2
Louisiana	78.0	1.2
Virgina	65.7	1.0
Colorado	65.4	1.0
Florida	63.7	1.0
Wisconsin	57.4	0.9
New York	55.7	0.8
Total	$748.9	11.3%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in hedge funds, distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2017 and December 31, 2016 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Mar 31, 2017	Mar 31, 2017	Dec 31, 2016
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$63.2	$61.1	$63.2
Distressed Debt	—	55.1	65.4
Secondary Transactions	19.5	23.2	27.3
Senior Debt	0.5	5.2	6.6
Leveraged Buyout	0.1	4.2	—
Growth Equity	—	4.0	4.6
Other	0.1	4.6	8.8
Total Equity Method Limited Liability Investments	83.4	157.4	175.9
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	76.2	100.1	97.6
Senior Debt	33.5	35.9	36.4
Distressed Debt	4.3	18.9	18.8
Secondary Transactions	10.5	11.2	11.9
Leveraged Buyout	0.9	6.5	6.5
Other	—	29.8	38.4
Total Reported as Other Equity Interests at Fair Value	125.4	202.4	209.6
Reported as Fair Value Option Investments:
Hedge Funds	—	90.5	111.4
Total Investments in Limited Liability Companies and Limited Partnerships	$208.8	$450.3	$496.9
The Company expects that it will be required to fund its commitments over the next several years.
Interest and Other Expenses
Interest and Other Expenses was $19.5 million for the three months ended March 31, 2017, compared to $22.3 million for the same period in 2016. Other expenses decreased by $2.5 million in 2017 due primarily to lower pension expense resulting from a longer amortization period to amortize actuarial losses. In the second quarter of 2016, the Company froze benefit accruals under the Company’s defined benefit pension plans. Accordingly, actuarial losses are being amortized over the expected life of participants rather than their remaining service period. Interest expense decreased by $0.3 million in 2017 due primarily to higher capitalization of interest.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income, dividends received deductions and a permanent difference between the amount of long-term equity-based equity compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income. Tax-exempt investment income and dividends received deductions collectively were $6.9 million for the three months ended March 31, 2017, compared to $6.6 million for the same period in 2016. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.5 million higher than the amount that would be deductible under the Internal Revenue Code for the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to April 1, 2017. The impact of adoption was not material. With the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after March 31, 2017 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. There were no outstanding borrowings at March 31, 2017 or December 31, 2016 under the credit agreement.
The Company anticipates issuing debt in the second quarter of 2017 to refinance some of its 6.00% Senior Notes due May 15, 2017. In anticipation of the debt issuance and for risk management purposes, during the fourth quarter of 2016, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury during the period leading up to the probable debt issuance.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. During the first three months of 2016, Trinity borrowed and repaid $10.0 million, respectively, under its agreement with the FHLB of Dallas. United Insurance did not borrow under its agreement with the FHLB of Chicago during the first three months of 2016. Trinity and United Insurance did not borrow under their respective agreements during the first three months of 2017. There were no advances from the FHLB of Dallas or Chicago outstanding at either March 31, 2017 or December 31, 2016.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first three months of 2017. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $117 million in dividends to Kemper during the remainder of 2017 without prior regulatory approval.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first quarter of 2017. Dividends and dividend equivalents paid were $12.3 million for the three months ended March 31, 2017.
Sources of Funds
Kemper directly held cash and investments totaling $288.2 million at March 31, 2017, compared to $298.7 million at December 31, 2016.
Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Dallas and Chicago. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it will cross-reference its life insurance policies against the DMF and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. The Company expects that it will take several years to complete the initial outreach

Liquidity and Capital Resources (continued)
process. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $48.3 million for the three months ended March 31, 2017, compared to $77.2 million for the same period in 2016.
Net Cash Used by Financing Activities was $11.3 million for the three months ended March 31, 2017, compared to $15.5 million for the same period in 2016. Net proceeds from the issuance of debt from FHLB advances provided $10.0 million for the three months ended March 31, 2016. The Company used $10.0 million of cash to repay the FHLB advances for the three months ended March 31, 2016. Kemper used $3.8 million of cash during the first three months of 2016 to repurchase shares of its common stock. Kemper used $12.3 million of cash to pay dividends for the three months ended March 31, 2017, compared to $12.2 million of cash used to pay dividends in the same period of 2016. The quarterly dividend rate was $0.24 per common share for the first quarter of 2017 and each quarter of 2016.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $32.7 million for the three months ended March 31, 2017, compared to Net Cash Used by Investing Activities of $63.0 million for the same period in 2016. Short-term investments investing activity provided $29.3 million of cash for the three months ended March 31, 2017, compared to net cash used of $111.7 million for the same period in 2016. Fixed Maturities investing activities used net cash of $86.8 million for the three months ended March 31, 2017, compared to net cash provided of $39.3 million for the same period in 2016. Equity Securities investing activities used net cash of $5.6 million for the three months ended March 31, 2017, compared to net cash provided of $22.6 million for the same period in 2016. Equity Method Limited Liability Investments investing activity provided net cash of $20.2 million for the three months ended March 31, 2017, compared to net cash used of $9.5 million for the same period in 2016. Net cash provided by Fair Value Option Investments investing activities was $22.0 million for the three months ended March 31, 2017, compared to no such activity for the same period in 2016. Net cash provided by the Sales of Investment Real Estate was $2.8 million for the three months ended March 31, 2017, compared to no such sales in the same period in 2016.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations. The Company’s critical accounting policies are described in the MD&A included in the 2016 Annual Report. There has been no material change, subsequent to December 31, 2016, to the information previously disclosed in the 2016 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2016 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.

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
Item 1A. Risk Factors
Except for the addition of the risk factor below, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2016 Annual Report.
Changes in tax laws could adversely impact our business, financial condition and results of operations.
Changes in tax laws could have a material impact on the Company. Currently, there is significant discussion of Federal income tax reform. One of the key features of the primary proposals being discussed is a reduction in the Federal corporate income tax rate. If a reduction in the corporate Federal income tax rate were enacted, the Company might incur an initial charge to earnings to write off a portion of the net deferred tax asset position recognized in the Company’s Consolidated Balance Sheet. However, future operating results would be taxed at the lower rate. If a reduction in the corporate Federal income tax rate were enacted, Kemper’s insurance subsidiaries might have to write-off or otherwise non-admit a portion of their respective deferred tax assets, which would result in a decrease in their respective capital and surplus under statutory accounting principles for insurance companies.This might result in Kemper contributing additional capital to its insurance subsidiaries in order to maintain desired statutory capital adequacy ratios. If corporate Federal income tax rates were reduced, federal and/or state legislation might be enacted to help offset the decrease in tax revenue to the government. Such legislation might reduce or eliminate certain tax advantages that are currently beneficial to the Company, including tax-exempt interest on municipal securities, the dividends received deduction and certain tax credits. Accordingly, the fair value of the Company’s investments might be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended March 31, 2017 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
January 2017	—	$—	—	$243.7
February 2017	192	$43.86	—	$243.7
March 2017	974	$42.11	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock.
Total Number of Shares Purchased in the preceding table include 1,166 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended March 31, 2017.
Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	May 4, 2017	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2017	/S/ JAMES J. MCKINNEY
James J. McKinney
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2017	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.29	February 13, 2017
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.30	February 13, 2017
10.4*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.31	February 13, 2017
10.5*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.32	February 13, 2017
10.6*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.33	February 13, 2017
10.7*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.34	February 13, 2017
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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