Form 10-Q
period 2017-06-30
KEMPER Corp
filed 2017-08-01
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,309,698 shares of common stock, $0.10 par value, were outstanding as of July 31, 2017.

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

•
Heightened competition, including, with respect to pricing, consolidations of existing competitors or entry of new competitors and alternate distribution channels, introduction of new technologies, emergence of telematics, refinements of existing products and development of new products by current or future competitors;

•
Expected benefits and synergies from mergers, acquisitions and/or divestitures may not be realized to the extent anticipated, within the anticipated time frame or at all, due to a number of factors including, but not limited to, the loss of key agents/brokers, customers or employees, increased costs, fees, expenses and charges related to transactions, and the delay of transactions for reasons outside of the Company’s control;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Revenues:
Earned Premiums	$1,145.9	$1,099.7	$582.5	$553.7
Net Investment Income	158.7	140.7	77.1	73.7
Other Income	1.9	1.4	1.0	0.6
Net Realized Gains on Sales of Investments	36.9	12.4	26.4	5.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(7.8)	(16.0)	(2.6)	(6.4)
Portion of Losses Recognized in Other Comprehensive Income	0.2	0.3	—	—
Net Impairment Losses Recognized in Earnings	(7.6)	(15.7)	(2.6)	(6.4)
Total Revenues	1,335.8	1,238.5	684.4	627.2

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	924.8	872.3	447.4	436.1
Insurance Expenses	321.5	327.1	163.5	167.8
Interest and Other Expenses	40.9	43.0	21.4	20.7
Total Expenses	1,287.2	1,242.4	632.3	624.6
Income (Loss) from Continuing Operations before Income Taxes	48.6	(3.9)	52.1	2.6
Income Tax (Expense) Benefit	(12.4)	5.8	(15.5)	1.5
Income from Continuing Operations	36.2	1.9	36.6	4.1
Income (Loss) from Discontinued Operations	0.1	—	—	(0.1)
Net Income	$36.3	$1.9	$36.6	$4.0
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.70	$0.04	$0.71	$0.08
Diluted	$0.70	$0.04	$0.71	$0.08
Net Income Per Unrestricted Share:
Basic	$0.71	$0.04	$0.71	$0.08
Diluted	$0.70	$0.04	$0.71	$0.08
Dividends Paid to Shareholders Per Share	$0.48	$0.48	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Income	$36.3	$1.9	$36.6	$4.0

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains	67.2	225.5	38.7	124.8
Foreign Currency Translation Adjustments	0.8	—	0.7	(0.1)
Increase in Net Unrecognized Postretirement Benefit Costs	(0.3)	(14.2)	(0.2)	(16.0)
Loss on Cash Flow Hedges	(6.5)	—	(4.5)	—
Other Comprehensive Income Before Income Taxes	61.2	211.3	34.7	108.7
Other Comprehensive Income Tax Expense	(21.6)	(74.5)	(12.2)	(38.3)
Other Comprehensive Income	39.6	136.8	22.5	70.4
Total Comprehensive Income	$75.9	$138.7	$59.1	$74.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Jun 30, 2017	Dec 31, 2016
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2017 - $4,906.8; 2016 - $4,846.8)	$5,263.9	$5,124.9
Equity Securities at Fair Value (Cost: 2017 - $463.8; 2016 - $434.4)	500.0	481.7
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	152.8	175.9
Fair Value Option Investments	77.0	111.4
Short-term Investments at Cost which Approximates Fair Value	129.9	273.7
Other Investments	430.0	439.9
Total Investments	6,553.6	6,607.5
Cash	160.9	115.7
Receivables from Policyholders	353.7	336.5
Other Receivables	190.1	198.6
Deferred Policy Acquisition Costs	348.5	332.0
Goodwill	323.0	323.0
Current Income Tax Assets	7.4	15.5
Deferred Income Tax Assets	5.4	25.8
Other Assets	268.8	255.9
Total Assets	$8,211.4	$8,210.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,499.7	$3,475.3
Property and Casualty	967.0	931.4
Total Insurance Reserves	4,466.7	4,406.7
Unearned Premiums	650.5	618.7
Liabilities for Unrecognized Tax Benefits	7.0	5.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2017 - $618.3; 2016 - $770.9)	592.1	751.6
Accrued Expenses and Other Liabilities	461.7	453.2
Total Liabilities	6,178.0	6,235.3
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,293,951 Shares Issued and Outstanding at June 30, 2017 and 51,270,940 Shares Issued and Outstanding at December 31, 2016	5.1	5.1
Paid-in Capital	666.9	660.3
Retained Earnings	1,184.8	1,172.8
Accumulated Other Comprehensive Income	176.6	137.0
Total Shareholders’ Equity	2,033.4	1,975.2
Total Liabilities and Shareholders’ Equity	$8,211.4	$8,210.5
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2017	Jun 30, 2016
Operating Activities:
Net Income	$36.3	$1.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of Intangible Assets Acquired	2.6	3.1
Equity in (Earnings) Loss of Equity Method Limited Liability Investments	(10.8)	1.7
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	11.1	6.1
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	(0.5)	2.5
Amortization of Investment Securities and Depreciation of Investment Real Estate	8.7	8.5
Net Realized Gains on Sales of Investments	(36.9)	(12.4)
Net Impairment Losses Recognized in Earnings	7.6	15.7
Depreciation of Property and Equipment	6.2	7.2
Increase in Receivables	(9.2)	(6.1)
Increase in Deferred Policy Acquisition Costs	(16.5)	(5.5)
Increase in Insurance Reserves	59.8	89.1
Increase in Unearned Premiums	31.8	9.5
Change in Income Taxes	9.4	(16.2)
Increase in Accrued Expenses and Other Liabilities	6.5	5.6
Other, Net	(2.1)	6.2
Net Cash Provided by Operating Activities	104.0	116.9
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	205.4	263.1
Purchases of Fixed Maturities	(264.4)	(293.0)
Sales of Equity Securities	191.1	75.5
Purchases of Equity Securities	(197.4)	(51.3)
Return of Investment of Equity Method Limited Liability Investments	32.2	19.0
Acquisitions of Equity Method Limited Liability Investments	(9.3)	(18.9)
Sales of Fair Value Option Investments	34.9	27.9
Decrease (Increase) in Short-term Investments	144.2	(109.5)
Improvements of Investment Real Estate	(1.0)	(1.3)
Sales of Investment Real Estate	14.7	4.3
Increase in Other Investments	(0.9)	(2.0)
Acquisition and Development of Software	(21.3)	(3.9)
Other, Net	(3.6)	(1.1)
Net Cash Provided (Used) by Investing Activities	124.6	(91.2)
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	200.2	—
Repayment of Long-term Debt	(360.0)	—
Common Stock Repurchases	—	(3.8)
Dividends and Dividend Equivalents Paid	(24.7)	(24.5)
Cash Exercise of Stock Options	0.9	—
Other, Net	0.2	0.7
Net Cash Used by Financing Activities	(183.4)	(27.6)
Increase (Decrease) in Cash	45.2	(1.9)
Cash, Beginning of Year	115.7	161.7
Cash, End of Period	$160.9	$159.8
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
Adoption of New Accounting Guidance
Guidance Adopted in 2017
The Company adopted Accounting Standard Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 impacts the timing of when excess tax benefits are recognized by eliminating the delay in the recognition of a tax benefit until the tax benefit is realized through a reduction to income taxes payable. The Company applied the modified retrospective transition method and recognized an increase to retained earnings of $0.5 million as of January 1, 2017 to recognize excess tax benefits that had been previously delayed. On a prospective basis, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of income. Further, the Company will continue to estimate the number of awards that are expected to vest.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most significantly, ASU 2016-01 requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily-determinable fair values at cost minus impairment, if any, plus or minus

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also simplifies the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently records its Investments in Equity Securities at fair value with net unrealized appreciation or depreciation reported in Accumulated Other Comprehensive Income (“AOCI”) in Shareholders’ Equity. The Company’s Investments in Equity Securities include securities with readily-determinable fair values and securities without readily-determinable fair values. Until the Company adopts ASU 2016-01 and makes its elections for Investments in Equity Securities that do not have readily-determinable fair values, it cannot determine the impact of the adoption on its consolidated balance sheet. Subsequent to adoption, ASU 2016-01 is expected to cause increased volatility in the Company’s Consolidated Statements of Income.
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
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to July 1, 2017. There were no adoptions of such accounting pronouncements in 2017 or during the six months ended June 30, 2017 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after June 30, 2017 to have a material impact on the Company’s financial statements and/or disclosures.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2017 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$339.9	$22.1	$(5.3)	$356.7
States and Political Subdivisions	1,646.0	111.0	(4.4)	1,752.6
Foreign Governments	3.7	0.1	—	3.8
Corporate Securities:
Bonds and Notes	2,796.2	241.7	(13.0)	3,024.9
Redeemable Preferred Stocks	0.1	—	—	0.1
Collateralized Loan Obligations	120.5	4.2	—	124.7
Other Mortgage- and Asset-backed	0.4	0.7	—	1.1
Investments in Fixed Maturities	$4,906.8	$379.8	$(22.7)	$5,263.9
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2016 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$321.2	$22.3	$(7.2)	$336.3
States and Political Subdivisions	1,640.6	88.4	(14.1)	1,714.9
Foreign Governments	3.5	—	(0.1)	3.4
Corporate Securities:
Bonds and Notes	2,758.9	209.9	(24.0)	2,944.8
Redeemable Preferred Stocks	0.5	0.1	—	0.6
Collateralized Loan Obligations	121.2	2.7	(1.1)	122.8
Other Mortgage- and Asset-backed	0.9	1.2	—	2.1
Investments in Fixed Maturities	$4,846.8	$324.6	$(46.5)	$5,124.9
There were no unsettled sales of Investments in Fixed Maturities at June 30, 2017. Other Receivables included unsettled sales of Investments in Fixed Maturities of $2.7 million at December 31, 2016. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $6.3 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2017 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$179.4	$181.8
Due after One Year to Five Years	790.2	818.0
Due after Five Years to Ten Years	1,626.9	1,699.7
Due after Ten Years	2,028.6	2,272.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	281.7	292.2
Investments in Fixed Maturities	$4,906.8	$5,263.9
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2017 consisted of securities issued by the Government National Mortgage Association with a fair value of $149.2 million, securities issued by the Federal National Mortgage Association with a fair value of $11.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.3 million and securities of other non-governmental issuers with a fair value of $126.8 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2017 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$53.6	$4.9	$—	$58.5
Other Industries	18.3	5.0	—	23.3
Common Stocks:
Finance, Insurance and Real Estate	6.7	1.0	—	7.7
Other Industries	9.1	3.5	(0.3)	12.3
Other Equity Interests:
Exchange Traded Funds	193.9	4.2	(0.6)	197.5
Limited Liability Companies and Limited Partnerships	182.2	22.3	(3.8)	200.7
Investments in Equity Securities	$463.8	$40.9	$(4.7)	$500.0
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2016 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$58.1	$2.3	$(0.8)	$59.6
Other Industries	18.5	4.9	(0.5)	22.9
Common Stocks:
Finance, Insurance and Real Estate	31.2	2.3	—	33.5
Other Industries	7.2	4.6	(0.1)	11.7
Other Equity Interests:
Exchange Traded Funds	136.1	9.6	(1.3)	144.4
Limited Liability Companies and Limited Partnerships	183.3	29.2	(2.9)	209.6
Investments in Equity Securities	$434.4	$52.9	$(5.6)	$481.7
Other Receivables included unsettled sales of Investments in Equity Securities of $3.9 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively. There were no unsettled purchases of Investments in Equity Securities at either June 30, 2017 or December 31, 2016.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2017 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$116.2	$(5.3)	$1.0	$—	$117.2	$(5.3)
States and Political Subdivisions	217.8	(4.4)	0.4	—	218.2	(4.4)
Foreign Governments	1.2	—	—	—	1.2	—
Corporate Securities:
Bonds and Notes	355.7	(7.7)	93.7	(5.3)	449.4	(13.0)
Collateralized Loan Obligations	1.5	—	5.1	—	6.6	—
Total Fixed Maturities	692.4	(17.4)	100.2	(5.3)	792.6	(22.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	0.2	—	0.2	—
Other Industries	0.2	—	—	—	0.2	—
Common Stocks:
Other Industries	0.8	(0.3)	0.5	—	1.3	(0.3)
Other Equity Interests:
Exchange Traded Funds	73.7	(0.6)	—	—	73.7	(0.6)
Limited Liability Companies and Limited Partnerships	31.7	(1.3)	33.8	(2.5)	65.5	(3.8)
Total Equity Securities	106.4	(2.2)	34.5	(2.5)	140.9	(4.7)
Total	$798.8	$(19.6)	$134.7	$(7.8)	$933.5	$(27.4)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2017, were $22.7 million, of which $5.3 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. Unrealized losses at June 30, 2017 include $0.1 million related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” Unrealized losses at June 30, 2017 include $0.2 million related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $14.0 million, and below-investment-grade fixed maturity investments comprised $8.7 million of the unrealized losses on investments in fixed maturities at June 30, 2017. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At June 30, 2017, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at June 30, 2017 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at June 30, 2017 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at June 30, 2017.
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

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.4	$5.1	$1.6	$4.2
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	1.2	2.7	0.8	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	(3.6)	—	—
Reductions for Investments Sold During Period	(0.2)	—	—	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$2.4	$4.2	$2.4	$4.2
Gross gains and losses on sales of investments in fixed maturities and equity securities for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Fixed Maturities:
Gains on Sales	$4.9	$11.4	$3.5	$4.3
Losses on Sales	(0.4)	(0.3)	(0.2)	—
Equity Securities:
Gains on Sales	27.2	0.5	18.3	0.5
Losses on Sales	—	(0.1)	—	(0.1)
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at June 30, 2017 is limited to the total carrying value of $152.8 million. In addition, the Company had outstanding commitments totaling approximately $87.2 million to fund Equity Method Limited Liability Investments at June 30, 2017.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
The carrying values of the Company’s Other Investments at June 30, 2017 and December 31, 2016 were:

(Dollars in Millions)	Jun 30, 2017	Dec 31, 2016
Loans to Policyholders at Unpaid Principal	$295.0	$294.2
Real Estate at Depreciated Cost	129.0	140.2
Trading Securities at Fair Value	6.0	5.3
Other	—	0.2
Total	$430.0	$439.9

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2017 and 2016 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$931.4	$862.8
Less Reinsurance and Indemnification Recoverables at Beginning of Year	50.2	52.0
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	881.2	810.8
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	721.9	706.2
Prior Years:
Continuing Operations	19.0	(16.5)
Discontinued Operations	(0.1)	(0.1)
Total Incurred Losses and LAE Related to Prior Years	18.9	(16.6)
Total Incurred Losses and LAE	740.8	689.6
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	355.0	346.7
Prior Years:
Continuing Operations	346.3	283.4
Discontinued Operations	2.0	4.2
Total Paid Losses and LAE Related to Prior Years	348.3	287.6
Total Paid Losses and LAE	703.3	634.3
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	918.7	866.1
Plus Reinsurance and Indemnification Recoverables at End of Period	48.3	51.3
Property and Casualty Insurance Reserves - Gross of Reinsurance and Indemnification at End of Period	$967.0	$917.4

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
For the six months ended June 30, 2017, the Company increased its property and casualty insurance reserves by $18.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $15.6 million, and commercial lines insurance loss and LAE reserves developed adversely by $3.3 million. The commercial lines insurance loss and LAE reserve development included $3.4 million of adverse development from continuing operations and favorable development of $0.1 million from discontinued operations. Personal automobile insurance loss and LAE reserves developed adversely by $15.3 million due primarily to the emergence of loss patterns that were worse than expected for both the physical damage and liability insurance lines for the 2016 accident year. Homeowners insurance loss and LAE reserves developed favorably by $0.2 million due primarily to favorable development on catastrophes of $2.4 million related to the 2016 and 2015 accident years, partially offset by the emergence of loss patterns that were worse than expected for the 2016 accident year. Other personal lines loss and LAE reserves developed adversely by $0.5 million due primarily to the emergence of worse than expected loss patterns for the 2016 accident year, partially offset by the emergence of more favorable loss patterns than expected for the 2015, 2014 and 2013 accident years.
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
The Company cannot predict whether loss and LAE reserves will develop favorably or adversely from the amounts reported in the Company’s Condensed Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated shareholders’ equity, but could have a material effect on the Company’s consolidated financial results for a given period.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-current, outstanding at June 30, 2017 and December 31, 2016 was:

(Dollars in Millions)	Jun 30, 2017	Dec 31, 2016
Senior Notes:
6.00% Senior Notes due May 15, 2017	$—	$359.8
4.35% Senior Notes due February 15, 2025	448.0	247.7
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Long-term Debt, Current and Non-current, Outstanding	$592.1	$751.6
There were no outstanding borrowings at either June 30, 2017 or December 31, 2016 under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020.
Kemper’s subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”), are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2017 or December 31, 2016.
On February 24, 2015, Kemper issued $250 million of its 4.350% Senior Notes due February 15, 2025 (the “2025 Senior Notes”). On June 12, 2017, Kemper issued an additional $200 million of its 2025 Senior Notes. The net proceeds of the additional issuance were $200.2 million, net of discount and transaction costs for an effective yield of 4.16%. The additional notes are fungible with the initial notes issued, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper is using the net proceeds from the additional issuance for general corporate purposes.
During the fourth quarter of 2016, in anticipation of a debt issuance in the second quarter of 2017 and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the probable debt issuance (“Treasury Lock”). The Treasury Lock was formally designated as a cash flow hedge at inception and qualified for hedge accounting treatment. In the second quarter of 2017, the Company de-designated a portion of the cash flow hedge because the anticipated principal issuance was less than the notional amount of the Treasury Lock and recorded a pre-tax charge of $1.1 million in Other Expenses. The effective portion of the loss on the derivative instrument upon discontinuance was $4.5 million and is reported as a component of Other Comprehensive Income before Income Taxes. Beginning with the additional issuance of the 2025 Senior Notes described in the preceding paragraph, such loss is being amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings. Amortization, reported in Interest Expense, was insignificant for the six and three months ended June 30, 2017. The Company expects to reclassify $0.4 million of net losses on derivative instruments from AOCI to earnings for the twelve months ended June 30, 2018 as interest expense on the debt is recognized. The Treasury Lock was in a gain position of $1.6 million at December 31, 2016 and, accordingly, such gain has been included in Other Assets in the Condensed Consolidated Balance Sheet at such date.
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $19.1 million and $8.2 million for the six and three months ended June 30, 2017, respectively. Interest paid, including facility fees, was $19.1 million and $10.8 million for the six and three months ended June 30, 2017, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $22.3 million and $11.1 million for the six and three months ended June 30, 2016, respectively. Interest paid, including facility fees, was $22.0 million and $13.7 million for the six and three months ended June 30, 2016, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of restricted stock units and deferred stock units also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2017 and 2016 is presented below.

	Six Months Ended		Three Months Ended
	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
(Dollars in Millions)
Income from Continuing Operations	$36.2	$1.9	$36.6	$4.1
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	0.2	(0.2)	0.3	—
Income from Continuing Operations Attributed to Unrestricted Shares	36.0	2.1	36.3	4.1
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$36.0	$2.1	$36.3	$4.1
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,279.6	51,149.6	51,286.2	51,107.7
Equity-based Compensation Equivalent Shares	157.6	9.6	124.9	11.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,437.2	51,159.2	51,411.1	51,119.0
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.70	$0.04	$0.71	$0.08
Diluted Income from Continuing Operations Per Unrestricted Share	$0.70	$0.04	$0.71	$0.08
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2017 and 2016 because the effect of inclusion would be anti-dilutive is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Equity-based Compensation Equivalent Shares	498.5	1,278.4	584.4	1,377.4
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	498.5	1,278.4	584.4	1,377.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income Before Income Taxes for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains Arising During the Period Before Reclassification Adjustment	$91.3	$221.3	$57.7	$123.1
Reclassification Adjustment for Amounts Included in Net Income	(24.1)	4.2	(19.0)	1.7
Unrealized Holding Gains	67.2	225.5	38.7	124.8
Foreign Currency Translation Adjustments	0.8	—	0.7	(0.1)
Net Unrecognized Postretirement Benefit Costs Arising During the Period	—	(19.5)	—	(18.7)
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	1.0	—	1.0
Amortization of Net Unrecognized Postretirement Benefit Costs	(0.3)	4.3	(0.2)	1.7
Total Reclassification Adjustments for Amounts Included in Net Income	(0.3)	5.3	(0.2)	2.7
Net Unrecognized Postretirement Benefit Costs	(0.3)	(14.2)	(0.2)	(16.0)
Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	(7.6)	—	(5.6)	—
Reclassification Adjustment for Amounts Included in Net Income	1.1	—	1.1	—
Loss on Cash Flow Hedges	(6.5)	—	(4.5)	—
Other Comprehensive Income Before Income Taxes	$61.2	$211.3	$34.7	$108.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)
The components of Other Comprehensive Income Tax Benefit (Expense) for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(32.1)	$(78.0)	$(20.2)	$(43.4)
Reclassification Adjustment for Amounts Included in Net Income	8.4	(1.5)	6.6	(0.6)
Unrealized Holding Gains	(23.7)	(79.5)	(13.6)	(44.0)
Foreign Currency Translation Adjustments	(0.3)	—	(0.3)	—
Net Unrecognized Postretirement Benefit Costs Arising During the Period	—	6.9	—	6.6
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Loss Recognized	—	(0.4)	—	(0.4)
Amortization of Net Unrecognized Postretirement Benefit Costs	0.1	(1.5)	0.1	(0.5)
Total Reclassification Adjustments for Amounts Included in Net Income	0.1	(1.9)	0.1	(0.9)
Net Unrecognized Postretirement Benefit Costs	0.1	5.0	0.1	5.7
Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	2.7	—	2.0	—
Reclassification Adjustment for Amounts Included in Net Income	(0.4)	—	(0.4)	—
Loss on Cash Flow Hedges	2.3	—	1.6	—
Other Comprehensive Income Tax Expense	$(21.6)	$(74.5)	$(12.2)	$(38.3)
The components of AOCI at June 30, 2017 and December 31, 2016 were:

(Dollars in Millions)	Jun 30, 2017	Dec 31, 2016
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.1)	$0.1
Other Net Unrealized Gains on Investments	255.4	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.4)	(0.9)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(75.1)	(74.9)
Gain (Loss) on Cash Flow Hedges, Net of Income Taxes	(3.2)	1.0
Accumulated Other Comprehensive Income	$176.6	$137.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2017 and 2016:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$31.7	$11.5	$21.6	$4.7
Net Impairment Losses Recognized in Earnings	(7.6)	(15.7)	(2.6)	(6.4)
Total Before Income Taxes	24.1	(4.2)	19.0	(1.7)
Income Tax Benefit (Expense)	(8.4)	1.5	(6.6)	0.6
Reclassification from AOCI, Net of Income Taxes	15.7	(2.7)	12.4	(1.1)
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	0.3	(5.3)	0.2	(2.7)
Income Tax Benefit (Expense)	(0.1)	1.9	(0.1)	0.9
Reclassification from AOCI, Net of Income Taxes	0.2	(3.4)	0.1	(1.8)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(1.1)	—	(1.1)	—
Income Tax Benefit	0.4	—	0.4	—
Reclassification from AOCI, Net of Income Taxes	(0.7)	—	(0.7)	—
Total Reclassification from AOCI to Net Income	$15.2	$(6.1)	$11.8	$(2.9)
Note 7 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the six months ended June 30, 2017 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year as Reported	$1,975.2
Cumulative Effect of Adoption of New Accounting Standard	0.5
Shareholders’ Equity at Beginning of Year as Adjusted	1,975.7
Net Income	36.3
Other Comprehensive Income	39.6
Total Comprehensive Income	75.9
Cash Dividends and Dividend Equivalents to Shareholders ($0.48 per share)	(24.7)
Equity-based Compensation Cost	5.7
Equity-based Awards, Net of Shares Exchanged	0.8
Shareholders’ Equity at End of Period	$2,033.4

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
Unrecognized Tax Benefits at June 30, 2017 and December 31, 2016 include $6.4 million and $4.6 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.6 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively.
Income taxes paid, net of refunds received, were $3.0 million for the six months ended June 30, 2017. Income taxes paid were $10.4 million for the six months ended June 30, 2016.
Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 9,000 participants and beneficiaries, of which 1,600 are active employees. The Pension Plan is closed to employees newly-hired after January 1, 2006. On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. The components of Pension Expense (Benefit) for the Pension Plan for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Service Cost Earned	$—	$4.8	$—	$2.6
Interest Cost on Projected Benefit Obligation	10.3	10.4	5.2	5.0
Expected Return on Plan Assets	(15.5)	(16.2)	(7.8)	(8.0)
Amortization of Accumulated Net Unrecognized Pension Costs	1.3	4.9	0.7	1.9
Curtailment Gain	—	(0.3)	—	(0.3)
Total Pension Expense (Benefit) Recognized	$(3.9)	$3.6	$(1.9)	$1.2
The Company also sponsors an other postretirement benefit (“OPEB”) plan that provides medical, dental and/or life insurance benefits to approximately 475 retired and 200 active employees (the “OPEB Plan”). The components of OPEB Benefit for the OPEB Plan for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Service Cost Earned	$0.1	$—	0.1	—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.2	0.4	0.1	0.2
Amortization of Prior Service Credit	(0.7)	—	(0.4)	—
Amortization of Accumulated Net Unrecognized Gain	(0.9)	(0.7)	(0.5)	(0.4)
Total OPEB Benefit	$(1.3)	$(0.3)	$(0.7)	$(0.2)

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
Earned Premiums by product line for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Personal Automobile	$659.8	$613.6	$339.1	$310.3
Homeowners	132.9	135.7	66.6	67.6
Other Personal Property and Casualty Insurance	58.1	60.0	29.2	30.2
Commercial Automobile	25.4	26.9	12.7	13.4
Life	191.1	189.9	95.4	95.5
Accident and Health	78.6	73.6	39.5	36.7
Total Earned Premiums	$1,145.9	$1,099.7	$582.5	$553.7
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Revenues:
Property & Casualty Insurance:
Earned Premiums	$839.6	$798.8	$429.2	$402.6
Net Investment Income	44.7	31.6	20.6	19.7
Other Income	0.5	0.3	0.3	0.1
Total Property & Casualty Insurance	884.8	830.7	450.1	422.4
Life & Health Insurance:
Earned Premiums	306.3	300.9	153.3	151.1
Net Investment Income	107.9	105.1	54.9	50.1
Other Income	1.2	1.2	0.6	0.6
Total Life & Health Insurance	415.4	407.2	208.8	201.8
Total Segment Revenues	1,300.2	1,237.9	658.9	624.2
Net Realized Gains on Sales of Investments	36.9	12.4	26.4	5.6
Net Impairment Losses Recognized in Earnings	(7.6)	(15.7)	(2.6)	(6.4)
Other	6.3	3.9	1.7	3.8
Total Revenues	$1,335.8	$1,238.5	$684.4	$627.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income (Loss) from Continuing Operations before Income Taxes, for the six and three months ended June 30, 2017 and 2016 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(33.0)	$(40.0)	$4.2	$(17.2)
Life & Health Insurance	63.8	56.3	31.2	25.3
Total Segment Operating Profit	30.8	16.3	35.4	8.1
Corporate and Other Operating Loss	(11.5)	(16.9)	(7.1)	(4.7)
Total Operating Profit (Loss)	19.3	(0.6)	28.3	3.4
Net Realized Gains on Sales of Investments	36.9	12.4	26.4	5.6
Net Impairment Losses Recognized in Earnings	(7.6)	(15.7)	(2.6)	(6.4)
Income (Loss) from Continuing Operations before Income Taxes	$48.6	$(3.9)	$52.1	$2.6
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the six and three months ended June 30, 2017 and 2016 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(17.2)	$(22.0)	$4.9	$(8.9)
Life & Health Insurance	42.0	36.7	20.5	16.4
Total Segment Net Operating Income	24.8	14.7	25.4	7.5
Corporate and Other Net Operating Loss	(7.7)	(10.7)	(4.4)	(2.9)
Consolidated Net Operating Income	17.1	4.0	21.0	4.6
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	24.0	8.1	17.2	3.7
Net Impairment Losses Recognized in Earnings	(4.9)	(10.2)	(1.6)	(4.2)
Income from Continuing Operations	$36.2	$1.9	$36.6	$4.1
Note 11 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company has elected the fair value option method of accounting for investments in certain hedge funds and, accordingly, reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has a derivative instrument that is classified as a cash flow hedge and reported at fair value in Accrued Expenses and Other Liabilities at June 30, 2017.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2017 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$118.2	$238.5	$—	$—	$356.7
States and Political Subdivisions	—	1,752.6	—	—	1,752.6
Foreign Governments	—	3.8	—	—	3.8
Corporate Securities:
Bonds and Notes	—	2,628.8	396.1	—	3,024.9
Redeemable Preferred Stocks	—	—	0.1	—	0.1
Collateralized Loan Obligations	—	29.3	95.4	—	124.7
Other Mortgage- and Asset-backed	—	1.1	—	—	1.1
Total Investments in Fixed Maturities	118.2	4,654.1	491.6	—	5,263.9
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	58.5	—	—	58.5
Other Industries	—	12.1	11.2	—	23.3
Common Stocks:
Finance, Insurance and Real Estate	7.7	—	—	—	7.7
Other Industries	0.4	0.3	11.6	—	12.3
Other Equity Interests:
Exchange Traded Funds	197.5	—	—	—	197.5
Limited Liability Companies and Limited Partnerships	—	—	32.2	168.5	200.7
Total Investments in Equity Securities	205.6	70.9	55.0	168.5	500.0
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	77.0	77.0
Other Investments:
Trading Securities	6.0	—	—	—	6.0
Other Liabilities:
Derivative Instrument Classified as Cash Flow Hedge	—	(0.4)	—	—	(0.4)
Total	$329.8	$4,724.6	$546.6	$245.5	$5,846.5
At June 30, 2017, the Company had unfunded commitments to invest an additional $127.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at June 30, 2017.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$97.4	2.8%	-	7.8%	3.9%
Non-investment-grade:
Senior Debt	Market Yield	160.0	4.1	-	15.1	9.2
Junior Debt	Market Yield	128.5	6.3	-	27.0	13.4
Collateralized Loan Obligations	Market Yield	95.4	4.0	-	9.2	6.7
Other	Various	10.3
Total Level 3 Fixed Maturity Investments in Corporate Securities		$491.6

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2017 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$403.2	$3.8	$0.6	$103.5	$29.7	$40.9	$581.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(3.9)	(1.2)	0.1	0.9	1.3	3.4	0.6
Included in Other Comprehensive Income (Loss)	2.8	—	(0.1)	1.7	(1.5)	(6.7)	(3.8)
Purchases	80.0	—	—	16.4	3.2	1.4	101.0
Settlements	(44.3)	(2.6)	(0.5)	(12.5)	—	—	(59.9)
Sales	(28.3)	—	—	(6.7)	(6.4)	(6.8)	(48.2)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(13.4)	—	—	(7.9)	(3.5)	—	(24.8)
Balance at End of Period	$396.1	$—	$0.1	$95.4	$22.8	$32.2	$546.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2017 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$391.2	$2.6	$0.2	$95.8	$29.1	$32.4	$551.3
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.6)	—	0.1	0.7	1.5	3.4	5.1
Included in Other Comprehensive Income (Loss)	1.4	—	(0.2)	(0.2)	(2.2)	(0.1)	(1.3)
Purchases	50.2	—	—	7.2	2.9	0.6	60.9
Settlements	(29.3)	(2.6)	—	(5.2)	—	—	(37.1)
Sales	(6.3)	—	—	(2.9)	(5.0)	(4.1)	(18.3)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(10.5)	—	—	—	(3.5)	—	(14.0)
Balance at End of Period	$396.1	$—	$0.1	$95.4	$22.8	$32.2	$546.6
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the six and three months ended June 30, 2017. Transfers out of Level 3 were $24.8 million for the six months ended June 30, 2017, of which $3.5 million was transferred into Level 1 due to an issuer’s initial public offering of the security and $21.3 million was transferred into Level 2 due to changes in the availability of market observable inputs. Transfers out of Level 3 were $14.0 million for the three months ended June 30, 2017, of which $3.5 million was transferred into Level 1 due to an issuer’s initial public offering of the security and $10.5 million was transferred into Level 2 due to changes in the availability of market observable inputs.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $152.5 million in assets managed by FS&C at June 30, 2017 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.4 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $36.3 million ($0.71 per unrestricted common share) for the six months ended June 30, 2017, compared to $1.9 million ($0.04 per unrestricted common share) for the same period in 2016. Income from Continuing Operations was $36.2 million ($0.70 per unrestricted common share) for the six months ended June 30, 2017, compared to $1.9 million ($0.04 per unrestricted common share) for the same period in 2016.
Net Income was $36.6 million ($0.71 per unrestricted common share) for the three months ended June 30, 2017, compared to $4.0 million ($0.08 per unrestricted common share) for the same period in 2016. Income from Continuing Operations was $36.6 million ($0.71 per unrestricted common share) for the three months ended June 30, 2017, compared to $4.1 million ($0.08 per unrestricted common share) for the same period in 2016.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (a non-GAAP financial measure) and to Net Income for the six and three months ended June 30, 2017 and 2016 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Increase (Decrease)	Jun 30, 2017	Jun 30, 2016	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$(17.2)	$(22.0)	$4.8	$4.9	$(8.9)	$13.8
Life & Health Insurance	42.0	36.7	5.3	20.5	16.4	4.1
Total Segment Net Operating Income	24.8	14.7	10.1	25.4	7.5	17.9
Corporate and Other Net Operating Loss	(7.7)	(10.7)	3.0	(4.4)	(2.9)	(1.5)
Consolidated Net Operating Income	17.1	4.0	13.1	21.0	4.6	16.4
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	24.0	8.1	15.9	17.2	3.7	13.5
Net Impairment Losses Recognized in Earnings	(4.9)	(10.2)	5.3	(1.6)	(4.2)	2.6
Income from Continuing Operations	36.2	1.9	34.3	36.6	4.1	32.5
Income (Loss) from Discontinued Operations	0.1	—	0.1	—	(0.1)	0.1
Net Income	$36.3	$1.9	$34.4	$36.6	$4.0	$32.6
Net Income
The Company’s net income increased by $34.4 million for the six months ended June 30, 2017, compared to the same period in 2016. In the Property & Casualty Insurance segment, segment net operating results improved by $4.8 million due primarily to higher net investment income from alternative investments, lower underlying losses and LAE as a percentage of earned premiums and lower insurance expenses as a percentage of earned premiums, partially offset by an unfavorable change in loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development). See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $5.3 million due primarily to higher net investment income and higher earned premiums. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were also positively impacted in 2017, compared to 2016, by higher net realized gains on sales of investments and lower net impairment losses recognized in earnings. See MD&A, “Investment Results,” for additional discussion.
The Company’s net income increased by $32.6 million for the three months ended June 30, 2017, compared to the same period in 2016. In the Property & Casualty Insurance segment, segment net operating results improved by $13.8 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, lower incurred catastrophe losses and LAE (excluding reserve development) and lower insurance expenses as a percentage of earned premiums, partially offset by an unfavorable change in loss and LAE reserve development. See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $4.1 million due primarily to higher net investment income. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were also positively impacted in 2017, compared to 2016, by higher net realized gains on sales of investments and lower net impairment losses recognized in earnings. See MD&A, “Investment Results,” for additional discussion.

Summary of Results (continued)
Revenues
Earned Premiums were $1,145.9 million for the six months ended June 30, 2017, compared to $1,099.7 million for the same period in 2016, an increase of $46.2 million. Earned Premiums for the six months ended June 30, 2017 increased by $40.8 million and $5.4 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See “Property & Casualty Insurance” and “Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $582.5 million for the three months ended June 30, 2017, compared to $553.7 million for the same period in 2016, an increase of $28.8 million. Earned Premiums for the three months ended June 30, 2017 increased by $26.6 million and $2.2 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See “Property & Casualty Insurance” and “Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $18.0 million for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to higher investment returns from Alternative Investments and a higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities and lower dividends on equity securities excluding Alternative Investments. Net Investment Income from Alternative Investments, which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities, increased by $17.2 million. Alternative investment income from Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liabilities investments included in Equity Securities increased by $12.3 million, $3.0 million and $1.9 million, respectively, for the six months ended June 30, 2017, compared to the same period in 2016.
Net Investment Income increased by $3.4 million for the three months ended June 30, 2017, compared to the same period in 2016, due primarily to higher investment returns from Alternative Investments and a higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities and lower dividends on equity securities excluding Alternative Investments. Net Investment Income from Alternative Investments increased by $2.3 million. Alternative investment income from other limited liability investments included in Equity Securities and Equity Method Limited Liability Investments increased by $1.8 million and $1.2 million, respectively, for the three months ended June 30, 2017, compared to the same period in 2016, while alternative investment income from Fair Value Option Investments decreased by $0.7 million. See “Investment Results” under the sub-caption “Net Investment Income” for additional discussion.
Net Realized Gains on Sales of Investments were $36.9 million for the six months ended June 30, 2017, compared to $12.4 million for the same period in 2016. Net Realized Gains on Sales of Investments were $26.4 million for the three months ended June 30, 2017, compared to $5.6 million for the same period in 2016.
Net Impairment Losses Recognized in Earnings were $7.6 million for the six months ended June 30, 2017, compared to $15.7 million for the same period in 2016. Net Impairment Losses Recognized in Earnings were $2.6 million for the three months ended June 30, 2017, compared to $6.4 million for the same period in 2016.
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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the six and three months ended June 30, 2017 or 2016.
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

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Premiums Written	$869.6	$808.1	$440.7	$404.7
Earned Premiums	$839.6	$798.8	$429.2	$402.6
Net Investment Income	44.7	31.6	20.6	19.7
Other Income	0.5	0.3	0.3	0.1
Total Revenues	884.8	830.7	450.1	422.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	611.4	606.6	308.8	309.2
Catastrophe Losses and LAE	98.4	86.6	34.5	49.1
Prior Years:
Non-catastrophe Losses and LAE	21.4	(4.4)	9.6	(9.1)
Catastrophe Losses and LAE	(3.2)	(12.3)	(2.0)	(9.6)
Total Incurred Losses and LAE	728.0	676.5	350.9	339.6
Insurance Expenses	189.8	194.2	95.0	100.0
Operating Income (Loss)	(33.0)	(40.0)	4.2	(17.2)
Income Tax Benefit	15.8	18.0	0.7	8.3
Segment Net Operating Income (Loss)	$(17.2)	$(22.0)	$4.9	$(8.9)
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.9%	76.0%	72.1%	76.9%
Current Year Catastrophe Losses and LAE Ratio	11.7	10.8	8.0	12.2
Prior Years Non-catastrophe Losses and LAE Ratio	2.5	(0.6)	2.2	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.4)	(1.5)	(0.5)	(2.4)
Total Incurred Loss and LAE Ratio	86.7	84.7	81.8	84.4
Insurance Expense Ratio	22.6	24.3	22.1	24.8
Combined Ratio	109.3%	109.0%	103.9%	109.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.9%	76.0%	72.1%	76.9%
Insurance Expense Ratio	22.6	24.3	22.1	24.8
Underlying Combined Ratio	95.5%	100.3%	94.2%	101.7%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	95.5%	100.3%	94.2%	101.7%
Current Year Catastrophe Losses and LAE Ratio	11.7	10.8	8.0	12.2
Prior Years Non-catastrophe Losses and LAE Ratio	2.5	(0.6)	2.2	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.4)	(1.5)	(0.5)	(2.4)
Combined Ratio as Reported	109.3%	109.0%	103.9%	109.2%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2017		Jun 30, 2016
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	27	$47.3	23	$21.4
$5 - $10	1	8.6	2	12.3
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	1	23.5
Greater Than $25	1	42.5	1	29.4
Total	29	$98.4	27	$86.6
Insurance Reserves

(Dollars in Millions)	Jun 30, 2017	Dec 31, 2016
Insurance Reserves:
Automobile	$768.3	$754.1
Homeowners	110.7	88.9
Other	43.5	41.1
Insurance Reserves	$922.5	$884.1
Insurance Reserves:
Loss Reserves:
Case	$588.8	$598.0
Incurred But Not Reported	201.9	158.2
Total Loss Reserves	790.7	756.2
LAE Reserves	131.8	127.9
Insurance Reserves	$922.5	$884.1
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

Property & Casualty Insurance (continued)
Overall
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
The Property & Casualty Insurance segment reported Segment Net Operating Loss of $17.2 million for the six months ended June 30, 2017, compared to $22.0 million for the same period in 2016. Segment net operating results improved by $4.8 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s nonstandard automobile insurance business, including both its Alliance United business, acquired in April 2015, as well as the Company’s legacy book, lower insurance expenses as a percentage of earned premiums and higher net investment income from alternative investments, partially offset by an unfavorable change in loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development).
Earned Premiums in the Property & Casualty Insurance segment increased by $40.8 million, as higher average earned premium accounted for an increase of $48.7 million, while lower volume accounted for a decrease of $7.9 million. All product lines experienced an increase in average earned premium, although the overall increase in average earned premium was driven primarily by nonstandard personal automobile insurance, which had an increase of $37.7 million. The lower volume was driven primarily by preferred personal automobile insurance, homeowners insurance and commercial automobile insurance, which had volume decreases of $7.4 million, $5.4 million and $3.8 million, respectively, partially offset by higher volume in nonstandard personal automobile insurance of $10.1 million.
Net Investment Income in the Property & Casualty Insurance segment increased by $13.1 million for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to higher investment income from Alternative Investments and, to a lesser extent, higher levels of non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $17.4 million in 2017, compared to $6.0 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 72.9% in 2017, an improvement of 3.1 percentage points, compared to 2016, driven primarily by improvements in nonstandard personal automobile insurance, particularly in the Alliance United business, partially offset by deterioration in preferred personal automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $98.4 million in 2017, compared to $86.6 million in 2016, an increase of $11.8 million. This increase was due primarily to higher average severity on catastrophic events in 2017 with losses and LAE (excluding reserve development) of less than $5 million, compared to 2016. This increase was partially offset by two large catastrophes, both Texas hailstorms, occurring in 2016 with aggregate estimated losses and LAE of $52.9 million, compared to only one large catastrophe, also a Texas hailstorm, occurring in 2017 with estimated losses and LAE of $42.5 million. Adverse loss and LAE reserve development (including catastrophe reserve development) was $18.2 million in 2017, compared to favorable development of $16.7 million in 2016. Adverse development in 2017 was driven primarily by preferred personal automobile insurance.
Insurance expenses were $189.8 million, or 22.6% of earned premiums, in 2017, an improvement of 1.7 percentage points compared to 2016, driven primarily by improvement in the Alliance United expense ratio, an increase in the percentage of software development costs eligible for capitalization as projects moved from the preliminary project stage to the application development stage, cost reduction initiatives and premium growth outpacing growth in fixed costs.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $12.6 million in 2017, compared to $11.6 million in 2016.

Property & Casualty Insurance (continued)
Overall (continued)
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
The Property & Casualty Insurance segment reported Segment Net Operating Income of $4.9 million for the three months ended June 30, 2017, compared to Segment Net Operating Loss of $8.9 million for the same period in 2016. Segment net operating results improved by $13.8 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, lower incurred catastrophe losses and LAE (excluding reserve development) and lower insurance expenses as a percentage of earned premiums, partially offset by an unfavorable change in loss and LAE reserve development.
Earned Premiums in the Property & Casualty Insurance segment increased by $26.6 million for the three months ended June 30, 2017, compared to the same period in 2016, as higher average earned premium accounted for an increase of $26.9 million, while lower volume accounted for a decrease of $0.3 million. All product lines experienced an increase in average earned premium, although the overall increase was driven primarily by nonstandard personal automobile insurance, which had an increase of $21.0 million. The lower volume was driven primarily by preferred personal automobile insurance, homeowners insurance and commercial automobile insurance, which had volume decreases of $2.9 million, $2.5 million and $1.9 million, respectively, partially offset by higher volume in nonstandard personal automobile insurance of $7.6 million.
Net Investment Income in the Property & Casualty Insurance segment increased by $0.9 million for the three months ended June 30, 2017, compared to the same period in 2016, due primarily to higher levels and yields on non-alternative investments in the Alliance United portfolio, partially offset by lower yields on non-alternative investments in the remainder of the portfolio. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $6.6 million in 2017, compared to $5.9 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 72.1% in 2017, an improvement of 4.8 percentage points, compared to 2016, driven primarily by improvement in nonstandard personal automobile insurance, particularly in the Alliance United business, partially offset by deterioration in homeowners insurance and preferred personal automobile insurance. Catastrophe losses and LAE (excluding reserve development) were $34.5 million in 2017, compared to $49.1 million in 2016. The decrease of $14.6 million was due primarily to one large catastrophe in the second quarter of 2016, a Texas hailstorm, with estimated losses and LAE (excluding reserve development) of $23.5 million, compared to no catastrophes in the current period with estimated losses and LAE (excluding reserve development) in excess of $10 million. This was partially offset by higher severity and frequency of catastrophic events with losses less than $5 million in 2017, compared to 2016. Adverse loss and LAE reserve development (including catastrophe reserve development) was $7.6 million in 2017, compared to favorable loss and LAE reserve development of $18.7 million in 2016. Adverse development in 2017 was driven primarily by preferred personal automobile insurance.
Insurance expenses were $95.0 million, or 22.1% of earned premiums, in 2017, an improvement of 2.7 percentage points compared to 2016, driven primarily by improvement in the Alliance United expense ratio, an increase in the percentage of software development costs eligible for capitalization as projects moved from the preliminary project stage to the application development stage, cost reduction initiatives and premium growth outpacing growth in fixed costs.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.4 million in 2017, compared to $6.0 million in 2016.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Premiums Written	$208.8	$209.5	$108.7	$109.8

Earned Premiums	$209.8	$211.4	$105.5	$105.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$153.7	$148.3	$76.8	$75.0
Catastrophe Losses and LAE	8.6	10.1	3.9	5.2
Prior Years:
Non-catastrophe Losses and LAE	17.4	1.2	6.6	(0.7)
Catastrophe Losses and LAE	(0.2)	(0.3)	(0.2)	(0.1)
Total Incurred Losses and LAE	$179.5	$159.3	$87.1	$79.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.3%	70.1%	72.8%	71.3%
Current Year Catastrophe Losses and LAE Ratio	4.1	4.8	3.7	4.9
Prior Years Non-catastrophe Losses and LAE Ratio	8.3	0.6	6.3	(0.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)	(0.2)	(0.1)
Total Incurred Loss and LAE Ratio	85.6%	75.4%	82.6%	75.4%
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums on preferred personal automobile insurance decreased by $1.6 million as lower volume accounted for a decrease of $7.4 million, while higher average earned premium accounted for an increase of $5.8 million. The run-off of the direct-to-consumer business accounted for over 75% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $179.5 million, or 85.6% of earned premiums, in 2017, compared to $159.3 million, or 75.4% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a higher level of adverse loss and LAE reserve development and higher underlying losses and LAE as a percentage of related earned premiums, partially offset by lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums were 73.3% in 2017, compared to 70.1% in 2016, a deterioration of 3.2 percentage points due primarily to higher severity of losses, particularly on bodily injury coverage, partially offset by lower frequency of claims on most coverages, particularly bodily injury, and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $8.6 million in 2017, compared to $10.1 million in 2016, both periods experiencing higher losses than average due to hailstorms in Texas in both 2017 and 2016. Adverse loss and LAE reserve development was $17.2 million in 2017, compared to $0.9 million in 2016.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance (continued)
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums on preferred personal automobile insurance increased by $0.2 million as higher average earned premium accounted for an increase of $3.1 million, while lower volume accounted for a decrease of $2.9 million. The run-off of the direct-to-consumer business accounted for over 85% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $87.1 million, or 82.6% of earned premiums, in 2017, compared to $79.4 million, or 75.4% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased primarily due to an unfavorable change in loss and LAE reserve development and higher underlying losses and LAE as a percentage of related earned premiums, partially offset by lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums were 72.8% in 2017, compared to 71.3% in 2016, a deterioration of 1.5 percentage points due primarily to higher severity of losses, particularly on bodily injury, property damage and collision coverages, partially offset by lower frequency of claims on most coverages, particularly bodily injury, and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $3.9 million in 2017, compared to $5.2 million in 2016. Loss and LAE reserve development was adverse by $6.4 million in 2017, compared to favorable development of $0.8 million in 2016.
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Premiums Written	$482.7	$417.1	$237.5	$197.6

Earned Premiums	$450.0	$402.2	$233.6	$205.0

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$360.3	$360.3	$183.9	$187.0
Catastrophe Losses and LAE	4.1	4.0	2.4	2.3
Prior Years:
Non-catastrophe Losses and LAE	(1.8)	4.8	(1.0)	(3.1)
Catastrophe Losses and LAE	(0.1)	—	—	—
Total Incurred Losses and LAE	$362.5	$369.1	$185.3	$186.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.1%	89.6%	78.7%	91.2%
Current Year Catastrophe Losses and LAE Ratio	0.9	1.0	1.0	1.1
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	1.2	(0.4)	(1.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	80.6%	91.8%	79.3%	90.8%

Property & Casualty Insurance (continued)
Nonstandard Personal Automobile Insurance (continued)
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums on nonstandard personal automobile insurance increased by $47.8 million, as higher average earned premium and higher volume accounted for increases of $37.7 million and $10.1 million, respectively. Higher average earned premium was driven primarily by rating actions taken to address rate adequacy, particularly in the Alliance United book of business. Incurred losses and LAE were $362.5 million, or 80.6% of earned premiums, in 2017, compared to $369.1 million, or 91.8% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and, to a lesser extent, a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 80.1% in 2017, compared to 89.6% in 2016, an improvement of 9.5 percentage points due to significant improvement in both the Alliance United and legacy books of business. For Alliance United, underlying losses and LAE as a percentage of related earned premiums improved 12.7 percentage points due primarily to higher average earned premium and lower frequency of claims, partially offset by higher severity of losses, particularly in physical damage coverages. For the legacy book, underlying losses and LAE as a percentage of related earned premiums improved 4.9 percentage points due primarily to lower frequency of claims, particularly on liability coverages, and higher average earned premium, partially offset by higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $4.1 million in 2017, compared to $4.0 million in 2016. Loss and LAE reserve development was favorable by $1.9 million in 2017, compared to adverse development of $4.8 million in 2016.
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums on nonstandard personal automobile insurance increased by $28.6 million, as higher average earned premium and higher volume accounted for increases of $21.0 million and $7.6 million, respectively. Higher average earned premium was driven primarily by rating actions taken to address rate adequacy, particularly in the Alliance United book of business. Incurred losses and LAE were $185.3 million, or 79.3% of earned premiums, in 2017, compared to $186.2 million, or 90.8% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums, partially offset by a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 78.7% in 2017, compared to 91.2% in 2016, an improvement of 12.5 percentage points due to significant improvement in both the Alliance United and legacy books of business. For Alliance United, underlying losses and LAE as a percentage of related earned premiums improved 17.8 percentage points due primarily to higher average earned premium and lower frequency of claims, partially offset by higher severity of losses, particularly in physical damage coverages. For the legacy book, underlying losses and LAE as a percentage of related earned premiums improved 4.5 percentage points due primarily to lower frequency of claims, particularly on liability coverages, and higher average earned premium, partially offset by higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $2.4 million in 2017, compared to $2.3 million in 2016. Favorable loss and LAE reserve development was $1.0 million in 2017, compared to $3.1 million in 2016.

Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Premiums Written	$129.3	$132.1	$70.1	$72.2

Earned Premiums	$132.9	$135.7	$66.6	$67.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$66.3	$66.1	$32.5	$30.9
Catastrophe Losses and LAE	83.2	69.9	26.7	40.0
Prior Years:
Non-catastrophe Losses and LAE	2.2	(3.2)	1.5	(0.5)
Catastrophe Losses and LAE	(2.4)	(10.8)	(1.8)	(8.4)
Total Incurred Losses and LAE	$149.3	$122.0	$58.9	$62.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	49.8%	48.8%	48.7%	45.6%
Current Year Catastrophe Losses and LAE Ratio	62.6	51.5	40.1	59.2
Prior Years Non-catastrophe Losses and LAE Ratio	1.7	(2.4)	2.3	(0.7)
Prior Years Catastrophe Losses and LAE Ratio	(1.8)	(8.0)	(2.7)	(12.4)
Total Incurred Loss and LAE Ratio	112.3%	89.9%	88.4%	91.7%
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in homeowners insurance decreased by $2.8 million as lower volume accounted for a decrease of $5.4 million and higher average earned premium accounted for an increase of $2.6 million. Incurred losses and LAE were $149.3 million, or 112.3% of earned premiums, in 2017, compared to $122.0 million, or 89.9% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 49.8% in 2017, compared to 48.8% in 2016, a deterioration of 1.0 percentage points due primarily to higher frequency of claims, partially offset by a decrease in the severity of losses and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $83.2 million in 2017, compared to $69.9 million in 2016. This increase was due primarily to higher average severity on catastrophic events in 2017 with losses and LAE (excluding reserve development) of less than $5 million, compared to 2016, partially offset by the impact of the aggregate loss from the two aforementioned Texas hailstorms that occurred in 2016 exceeding the loss from the aforementioned Texas hailstorm that occurred in 2017. Favorable loss and LAE reserve development was $0.2 million in 2017, compared to $14.0 million in 2016.

Property & Casualty Insurance (continued)
Homeowners Insurance (continued)
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in homeowners insurance decreased by $1.0 million as lower volume of $2.5 million was partially offset by higher average earned premium of $1.5 million. Incurred losses and LAE were $58.9 million, or 88.4% of earned premiums, in 2017, compared to $62.0 million, or 91.7% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by a lower level of favorable loss and LAE reserve development and, to a lesser extent, higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of earned premiums were 48.7% in 2017, compared to 45.6% in 2016, a deterioration of 3.1 percentage points due primarily to higher severity of losses and higher frequency of claims, partially offset by higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $26.7 million in 2017, compared to $40.0 million in 2016. This decrease was due primarily to the aforementioned Texas hailstorm in 2016, partially offset by an increase in frequency and severity of catastrophic events in 2017 with losses and LAE (excluding reserve development) of less than $5 million. Favorable loss and LAE reserve development was $0.3 million in 2017, compared to $8.9 million in 2016.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Premiums Written	$28.0	$27.5	$13.3	$13.3

Earned Premiums	$25.4	$26.9	$12.7	$13.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$19.5	$21.4	$9.9	$10.5
Catastrophe Losses and LAE	0.5	0.5	0.4	0.4
Prior Years:
Non-catastrophe Losses and LAE	3.4	(4.1)	1.6	(1.7)
Catastrophe Losses and LAE	—	—	—	—
Total Incurred Losses and LAE	$23.4	$17.8	$11.9	$9.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	76.7%	79.5%	78.0%	78.4%
Current Year Catastrophe Losses and LAE Ratio	2.0	1.9	3.1	3.0
Prior Years Non-catastrophe Losses and LAE Ratio	13.4	(15.2)	12.6	(12.7)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	92.1%	66.2%	93.7%	68.7%
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in commercial automobile insurance decreased by $1.5 million as lower volume accounted for a decrease of $3.8 million, while higher average earned premium accounted for an increase of $2.3 million. Incurred losses and LAE were $23.4 million, or 92.1% of earned premiums, in 2017, compared to $17.8 million, or 66.2% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to an unfavorable change in loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 76.7% in 2017, compared to 79.5% in 2016, an improvement of 2.8 percentage points due primarily to higher average earned premium and lower frequency of claims on most coverages, partially offset by higher severity of losses on most coverages, particularly bodily injury. Loss and LAE reserve development was adverse by $3.4 million in 2017, compared to favorable development of $4.1 million in 2016.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance (continued)
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in commercial automobile insurance decreased by $0.7 million as lower volume accounted for a decrease of $1.9 million, while higher average earned premium accounted for an increase of $1.2 million. Incurred losses and LAE were $11.9 million, or 93.7% of earned premiums, in 2017, compared to $9.2 million, or 68.7% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due to an unfavorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 78.0% in 2017, compared to 78.4% in 2016, an improvement of 0.4 percentage points due primarily to higher average earned premium and lower frequency of claims on most coverages, partially offset by higher severity of losses on most coverages, particularly bodily injury. Loss and LAE reserve development was adverse by $1.6 million in 2017, compared to favorable development of $1.7 million in 2016.
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net Premiums Written	$20.8	$21.9	$11.1	$11.8

Earned Premiums	$21.5	$22.6	$10.8	$11.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$11.6	$10.5	$5.7	$5.8
Catastrophe Losses and LAE	2.0	2.1	1.1	1.2
Prior Years:
Non-catastrophe Losses and LAE	0.2	(3.1)	0.9	(3.1)
Catastrophe Losses and LAE	(0.5)	(1.2)	—	(1.1)
Total Incurred Losses and LAE	$13.3	$8.3	$7.7	$2.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	54.0%	46.4%	52.8%	51.3%
Current Year Catastrophe Losses and LAE Ratio	9.3	9.3	10.2	10.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.9	(13.7)	8.3	(27.4)
Prior Years Catastrophe Losses and LAE Ratio	(2.3)	(5.3)	—	(9.7)
Total Incurred Loss and LAE Ratio	61.9%	36.7%	71.3%	24.8%
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in other personal insurance decreased by $1.1 million as lower volume accounted for a decrease of $1.4 million, while higher average earned premium accounted for an increase of $0.3 million. Incurred losses and LAE were $13.3 million, or 61.9% of earned premiums, in 2017, compared to $8.3 million, or 36.7% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 54.0% in 2017, compared to 46.4% in 2016, a deterioration of 7.6 percentage points due primarily to higher severity of losses, particularly on umbrella policies, partially offset by lower frequency of umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $2.0 million in 2017, compared to $2.1 million in 2016. Favorable loss and LAE reserve development was $0.3 million in 2017, compared to $4.3 million in 2016.

Property & Casualty Insurance (continued)
Other Personal Insurance (continued)
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in other personal insurance decreased by $0.5 million as lower volume accounted for a decrease of $0.6 million, while higher average premium accounted for an increase of $0.1 million. Incurred losses and LAE were $7.7 million, or 71.3% of earned premiums, in 2017, compared to $2.8 million, or 24.8% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due to an unfavorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 52.8% in 2017, compared to 51.3% in 2016, a deterioration of 1.5 percentage points due primarily to higher severity of losses on most coverages, partially offset by lower frequency of umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $1.1 million in 2017, compared to $1.2 million in 2016. Loss and LAE reserve development was adverse by $0.9 million in 2017, compared to favorable development of $4.2 million in 2016.
Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Earned Premiums	$306.3	$300.9	$153.3	$151.1
Net Investment Income	107.9	105.1	54.9	50.1
Other Income	1.2	1.2	0.6	0.6
Total Revenues	415.4	407.2	208.8	201.8
Policyholders’ Benefits and Incurred Losses and LAE	196.8	195.8	96.5	96.5
Insurance Expenses	154.8	155.1	81.1	80.0
Operating Profit	63.8	56.3	31.2	25.3
Income Tax Expense	(21.8)	(19.6)	(10.7)	(8.9)
Segment Net Operating Income	$42.0	$36.7	$20.5	$16.4
Insurance Reserves

(Dollars in Millions)	Jun 30, 2017	Dec 31, 2016
Insurance Reserves:
Future Policyholder Benefits	$3,335.7	$3,311.5
Incurred Losses and LAE Reserves:
Life	141.8	141.9
Accident and Health	22.2	21.9
Property	4.2	4.5
Total Incurred Losses and LAE Reserves	168.2	168.3
Insurance Reserves	$3,503.9	$3,479.8
Overall
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in the Life & Health Insurance segment increased by $5.4 million for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to higher volume from accident and health insurance and life insurance products offered by Reserve National Insurance Company (“Reserve National”).
Net Investment Income increased by $2.8 million for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to higher levels of non-alternative investments and higher investment returns from Alternative Investments, partially offset by lower yields on non-alternative investments.

Life & Health Insurance (continued)
Overall (continued)
Policyholders’ Benefits and Incurred Losses and LAE increased by $1.0 million in 2017, compared to the same period in 2016, due primarily to higher incurred losses and LAE on accident and health insurance largely in line with a higher volume of accident and health insurance earned premiums, partially offset by lower policyholders’ benefits on life insurance. Expenses in the Life & Health Insurance segment decreased by $0.3 million due primarily to a change in the mix of deferrable and non-deferrable agent compensation for the Kemper Home Service Companies (“KHSC”) and lower general expenses, partially offset by higher commission and amortization expense for Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $42.0 million for the six months ended June 30, 2017, compared to $36.7 million in 2016.
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned Premiums in the Life & Health Insurance segment increased by $2.2 million for the three months ended June 30, 2017, compared to the same period in 2016, due primarily to higher volume from accident and health insurance products offered by Reserve National.
Net Investment Income increased by $4.8 million for the three months ended June 30, 2017, compared to the same period in 2016, due primarily to higher investment returns from Alternative Investments and higher yields on, and levels of, non-alternative investments.
Policyholders’ Benefits and Incurred Losses and LAE were flat when comparing 2017 to the same period in 2016, as lower policyholders’ benefits on life insurance were primarily offset by higher incurred losses and LAE on accident and health insurance largely in line with a higher volume of accident and health insurance earned premiums. Insurance Expenses in the Life & Health Insurance segment increased by $1.1 million in 2017, compared to 2016, due primarily to higher commission and amortization expense for Reserve National, partially offset by a change in the mix of deferrable and non-deferrable agent compensation for KHSC. Segment Net Operating Income in the Life & Health Insurance segment was $20.5 million for the three months ended June 30, 2017, compared to Segment Net Operating Income of $16.4 million in 2016.
Life Insurance
Selected financial information for the life insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Earned Premiums	$191.1	$189.9	$95.4	$95.5
Net Investment Income	104.3	101.9	52.9	48.4
Other Income	1.1	1.0	0.6	0.5
Total Revenues	296.5	292.8	148.9	144.4
Policyholders’ Benefits and Incurred Losses and LAE	140.9	141.8	68.8	70.5
Insurance Expenses	103.2	103.3	54.8	53.2
Operating Profit	52.4	47.7	25.3	20.7
Income Tax Expense	(17.9)	(16.7)	(8.7)	(7.3)
Total Product Line Net Operating Income	$34.5	$31.0	$16.6	$13.4
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned premiums on life insurance increased by $1.2 million in 2017, compared to 2016, due primarily to an increase in earned premiums from life insurance products offered by Reserve National. Policyholders’ benefits on life insurance were $140.9 million in 2017, compared to $141.8 million in 2016, a decrease of $0.9 million due primarily to lower benefits provided for life insurance products offered by Reserve National. Insurance Expenses decreased by $0.1 million in 2017, compared to 2016.

Life & Health Insurance (continued)
Life Insurance (continued)
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned premiums on life insurance decreased by $0.1 million in 2017, compared to 2016. Policyholders’ benefits on life insurance were $68.8 million in 2017, compared to $70.5 million in 2016, a decrease of $1.7 million due primarily to lower benefits provided for life insurance products offered by Reserve National. Insurance Expenses increased by $1.6 million in 2017, compared to 2016, due primarily to higher commission and amortization expense for Reserve National, partially offset by a change in the mix of deferrable and non-deferrable agent compensation for KHSC.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Earned Premiums	$78.6	$73.6	$39.5	$36.7
Net Investment Income	2.7	2.6	1.4	1.3
Other Income	0.1	0.2	—	0.1
Total Revenues	81.4	76.4	40.9	38.1
Policyholders’ Benefits and Incurred Losses and LAE	43.0	40.8	21.8	20.3
Insurance Expenses	34.9	33.9	17.6	17.1
Operating Profit	3.5	1.7	1.5	0.7
Income Tax Expense	(1.2)	(0.6)	(0.5)	(0.3)
Total Product Line Net Operating Income	$2.3	$1.1	$1.0	$0.4
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned premiums on accident and health insurance increased by $5.0 million in 2017, compared to 2016, due primarily to higher volume. Incurred accident and health insurance losses were $43.0 million, or 54.7% of accident and health insurance earned premiums, in 2017, compared to $40.8 million, or 55.4% of accident and health insurance earned premiums, in 2016. Incurred accident and health insurance losses decreased as a percentage of earned premiums due primarily to lower average claim costs in other supplemental products offered by KHSC and lower frequency of claims for hospitalization products offered by Reserve National, partially offset by higher frequency and higher average claim costs in other supplemental products offered by Reserve National. Insurance Expenses increased by $1.0 million in 2017, compared to 2016, due primarily to the higher commission expense for Reserve National due in part to higher volume of earned premiums.
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned premiums on accident and health insurance increased by $2.8 million in 2017, compared to 2016, due primarily to higher volume. Incurred accident and health insurance losses were $21.8 million, or 55.2% of accident and health insurance earned premiums, in 2017, compared to $20.3 million, or 55.3% of accident and health insurance earned premiums, in 2016. Insurance Expenses increased by $0.5 million in 2017, compared to 2016, due primarily to higher commission expense for Reserve National due in part to higher volume of earned premiums.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Earned Premiums	$36.6	$37.4	$18.4	$18.9
Net Investment Income	0.9	0.6	0.6	0.4
Total Revenues	37.5	38.0	19.0	19.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	9.5	9.8	4.8	4.6
Catastrophe Losses and LAE	2.6	3.2	0.8	1.6
Prior Years:
Non-catastrophe Losses and LAE	0.3	0.3	0.1	(0.1)
Catastrophe Losses and LAE	0.5	(0.1)	0.2	(0.4)
Total Incurred Losses and LAE	12.9	13.2	5.9	5.7
Insurance Expenses	16.7	17.9	8.7	9.7
Operating Profit	7.9	6.9	4.4	3.9
Income Tax Expense	(2.7)	(2.3)	(1.5)	(1.3)
Total Product Line Net Operating Income	$5.2	$4.6	$2.9	$2.6
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	25.9%	26.2%	26.2%	24.3%
Current Year Catastrophe Losses and LAE Ratio	7.1	8.6	4.3	8.5
Prior Years Non-catastrophe Losses and LAE Ratio	0.8	0.8	0.5	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	1.4	(0.3)	1.1	(2.1)
Total Incurred Loss and LAE Ratio	35.2%	35.3%	32.1%	30.2%
Six Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned premiums on property insurance decreased by $0.8 million in 2017, compared to 2016. Incurred losses and LAE on property insurance were $12.9 million, or 35.2% of property insurance earned premiums, in 2017, compared to $13.2 million, or 35.3% of property insurance earned premiums, in 2016. Underlying losses and LAE on property insurance were $9.5 million, or 25.9% of property insurance earned premiums, in 2017, compared to $9.8 million, or 26.2% of property insurance earned premiums, in 2016, and decreased due to lower losses from storms that were not classified as catastrophes. Catastrophe losses and LAE (excluding development) were $2.6 million in 2017, compared to $3.2 million in 2016. Unfavorable loss and LAE reserve development was $0.8 million in 2017, compared to $0.2 million in 2016.
Three Months Ended June 30, 2017 Compared to the Same Period in 2016
Earned premiums on property insurance decreased by $0.5 million in 2017, compared to 2016. Incurred losses and LAE on property insurance were $5.9 million, or 32.1% of property insurance earned premiums, in 2017, compared to $5.7 million, or 30.2% of property insurance earned premiums, in 2016. Underlying losses and LAE on property insurance were $4.8 million, or 26.2% of property insurance earned premiums, in 2017, compared to $4.6 million, or 24.3% of property insurance earned premiums, in 2016. Catastrophe losses and LAE (excluding development) were $0.8 million in 2017, compared to $1.6 million in 2016. Unfavorable loss and LAE reserve development was $0.3 million in 2017, compared to favorable loss and LAE reserve development of $0.5 million in 2016.

Investment Results
Investment Income
Net Investment Income for the six and three months ended June 30, 2017 and 2016 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Investment Income (Loss):
Interest on Fixed Income Securities	$122.2	$119.8	$62.1	$59.8
Dividends on Equity Securities Excluding Alternative Investments	4.4	6.3	2.3	3.5
Alternative Investments:
Equity Method Limited Liability Investments	10.8	(1.5)	4.0	2.8
Fair Value Option Investments	0.5	(2.5)	(0.6)	0.1
Limited Liability Investments Included in Equity Securities	12.8	10.9	5.4	3.6
Total Alternative Investments	24.1	6.9	8.8	6.5
Short-term Investments	0.5	0.2	0.2	0.1
Loans to Policyholders	10.8	10.7	5.3	5.3
Real Estate	5.7	5.9	2.8	2.9
Other	0.1	—	0.1	—
Total Investment Income	167.8	149.8	81.6	78.1
Investment Expenses:
Real Estate	5.1	5.5	2.5	2.8
Other Investment Expenses	4.0	3.6	2.0	1.6
Total Investment Expenses	9.1	9.1	4.5	4.4
Net Investment Income	$158.7	$140.7	$77.1	$73.7
Net Investment Income was $158.7 million and $140.7 million for the six months ended June 30, 2017 and 2016, respectively. Net Investment Income increased by $18.0 million in 2017 due primarily to higher investment returns from Alternative Investments and a higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities and lower dividends on common and preferred stocks.
Net Investment Income was $77.1 million and $73.7 million for the three months ended June 30, 2017 and 2016, respectively. Net Investment Income increased by $3.4 million in 2017 due primarily to higher investment returns from Alternative Investments and a higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities and lower dividends on common and preferred stocks.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$36.9	$12.8	$26.5	$5.7
Losses on Sales	(0.5)	(0.5)	(0.3)	(0.2)
Net Impairment Losses Recognized in Earnings	(7.6)	(15.7)	(2.6)	(6.4)
Net Gains on Trading Securities	0.5	0.1	0.2	0.1
Net Gain (Loss) Recognized in Condensed Consolidated Statements of Income	29.3	(3.3)	23.8	(0.8)
Recognized in Other Comprehensive Income	67.9	225.5	39.3	124.7
Total Comprehensive Investment Gains	$97.2	$222.2	$63.1	$123.9

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Fixed Maturities:
Gains on Sales	$4.9	$11.4	$3.5	$4.3
Losses on Sales	(0.4)	(0.3)	(0.2)	—
Equity Securities:
Gains on Sales	27.2	0.5	18.3	0.5
Losses on Sales	—	(0.1)	—	(0.1)
Real Estate:
Gains on Sales	4.8	0.9	4.7	0.9
Other:
Losses on Sales	(0.1)	(0.1)	(0.1)	(0.1)
Net Gains on Trading Securities	0.5	0.1	0.2	0.1
Net Realized Gains on Sales of Investments	$36.9	$12.4	$26.4	$5.6

Gross Gains on Sales	$36.9	$12.8	$26.5	$5.7
Gross Losses on Sales	(0.5)	(0.5)	(0.3)	(0.2)
Net Gains on Trading Securities	0.5	0.1	0.2	0.1
Net Realized Gains on Sales of Investments	$36.9	$12.4	$26.4	$5.6
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2017		Jun 30, 2016		Jun 30, 2017		Jun 30, 2016
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(6.9)	6	$(13.5)	8	$(2.2)	3	$(5.7)	5
Equity Securities	(0.7)	2	(2.2)	12	(0.4)	1	(0.7)	5
Net Impairment Losses Recognized in Earnings	$(7.6)		$(15.7)		$(2.6)		$(6.4)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2017, 90% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2017 and December 31, 2016:

		Jun 30, 2017		Dec 31, 2016
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,357.6	63.8%	$3,280.4	64.0%
2	BBB	1,392.4	26.5	1,338.2	26.1
3-4	BB, B	328.9	6.2	321.6	6.3
5-6	CCC or Lower	185.0	3.5	184.7	3.6
Total Investments in Fixed Maturities		$5,263.9	100.0%	$5,124.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $8.7 million and $12.7 million at June 30, 2017 and December 31, 2016, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2017 and December 31, 2016:

	Jun 30, 2017		Dec 31, 2016
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$356.7	5.4%	$336.3	5.1%
States and Political Subdivisions:
States	651.7	9.9	655.3	9.9
Political Subdivisions	175.0	2.7	174.7	2.6
Revenue Bonds	925.9	14.1	884.9	13.4
Foreign Governments	3.8	0.1	3.4	0.1
Total Investments in Governmental Fixed Maturities	$2,113.1	32.2%	$2,054.6	31.1%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2017 and December 31, 2016.

	Jun 30, 2017		Dec 31, 2016
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,236.9	18.9%	$1,227.8	18.6%
Finance, Insurance and Real Estate	777.6	11.9	742.6	11.2
Services	410.5	6.3	391.6	5.9
Transportation, Communication and Utilities	364.8	5.6	364.1	5.5
Mining	159.7	2.4	157.2	2.4
Retail Trade	104.3	1.6	101.9	1.5
Wholesale Trade	73.7	1.1	69.2	1.0
Agriculture, Forestry and Fishing	14.6	0.2	14.4	0.2
Other	8.7	0.1	1.5	—
Total Investments in Non-governmental Fixed Maturities	$3,150.8	48.1%	$3,070.3	46.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2017.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	460	$930.5
$5 -$10	135	884.7
$10 - $20	72	951.1
$20 - $30	13	317.5
Greater Than $30	2	67.0
Total	682	$3,150.8
The Company’s short-term investments primarily consist of U.S. treasury bills, commercial paper, overnight repurchase agreements, overnight interest bearing accounts, money market funds and certificates of deposits. At June 30, 2017, the Company had $59.5 million invested in U.S. treasury bills, $30.4 million invested in money market funds which primarily invest in U.S. Treasury securities, $15.0 million invested in overnight interest bearing accounts with one of the Company’s custodial banks and $25.0 million invested in commercial paper.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at June 30, 2017:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$103.0	1.6%
Georgia	91.6	1.4
Michigan	88.0	1.3
Ohio	83.4	1.3
Louisiana	68.7	1.0
Colorado	66.2	1.0
Virginia	65.1	1.0
Florida	62.5	1.0
Wisconsin	57.8	0.9
Equity Securities—Other Equity Interests:
iShares® Core S&P 500 ETF	81.1	1.2
Total	$767.4	11.7%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in hedge funds, distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2017 and December 31, 2016 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Jun 30, 2017	Jun 30, 2017	Dec 31, 2016
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$65.3	$59.2	$63.2
Distressed Debt	—	53.1	65.4
Secondary Transactions	19.1	22.1	27.3
Senior Debt	2.7	6.7	6.6
Leveraged Buyout	0.1	3.4	—
Growth Equity	—	4.0	4.6
Other	—	4.3	8.8
Total Equity Method Limited Liability Investments	87.2	152.8	175.9
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	78.1	101.8	97.6
Senior Debt	31.2	34.2	36.4
Distressed Debt	3.8	18.9	18.8
Secondary Transactions	10.4	10.2	11.9
Leveraged Buyout	3.6	6.2	6.5
Other	0.1	29.4	38.4
Total Reported as Other Equity Interests at Fair Value	127.2	200.7	209.6
Reported as Fair Value Option Investments:
Hedge Funds	—	77.0	111.4
Total Investments in Limited Liability Companies and Limited Partnerships	$214.4	$430.5	$496.9
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the six and three months ended June 30, 2017 and 2016 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Insurance Expenses:
Commissions	$210.9	$198.6	$109.0	$102.7
General Expenses	97.9	105.9	48.3	54.3
Taxes, Licenses and Fees	26.6	25.1	13.4	12.0
Total Costs Incurred	335.4	329.6	170.7	169.0
Policy Acquisition Costs:
Deferred	(170.7)	(154.8)	(87.2)	(78.7)
Amortized	154.2	149.3	78.6	76.1
Net Policy Acquisition Costs Amortized (Deferred)	(16.5)	(5.5)	(8.6)	(2.6)
Amortization of Insurance in Force	2.6	3.0	1.4	1.4
Insurance Expenses	321.5	327.1	163.5	167.8
Interest Expense	19.1	22.3	8.3	11.1
Other Expenses:
Curtailment Gains, Net	—	(2.6)	—	(2.6)
Loss on Cash Flow Hedge	1.1	—	1.1	—
Other	20.7	23.3	12.0	12.2
Other Expenses	21.8	20.7	13.1	9.6
Interest and Other Expenses	40.9	43.0	21.4	20.7
Total Expenses	$362.4	$370.1	$184.9	$188.5
Insurance Expenses was $321.5 million for the six months ended June 30, 2017, compared to $327.1 million for the same period in 2016. Insurance Expenses decreased by $5.6 million in 2017 due primarily to a lower premium deficiency in the Alliance United nonstandard personal automobile book of business, which allows for a higher percentage of acquisition costs to be deferred, an increase in the percentage of software development costs eligible for capitalization as projects moved from the preliminary project stage to the application development stage, cost reduction initiatives and premium growth outpacing growth in fixed costs.
Insurance Expenses was $163.5 million for the three months ended June 30, 2017, compared to $167.8 million for the same period in 2016. Insurance Expenses decreased by $4.3 million in 2017 due primarily to a lower premium deficiency in the Alliance United nonstandard personal automobile book of business, which allows for a higher percentage of acquisition costs to be deferred, an increase in the percentage of software development costs eligible for capitalization as projects moved from the preliminary project stage to the application development stage, cost reduction initiatives and premium growth outpacing growth in fixed costs.
Interest and Other Expenses was $40.9 million for the six months ended June 30, 2017, compared to $43.0 million for the same period in 2016. Interest expense decreased by $3.2 million in 2017 due primarily to lower levels of debt outstanding and higher capitalized interest. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $1.1 million in 2017 due primarily to net curtailment gains recognized in 2016 and a charge to earnings in 2017 to record the ineffective portion of a hedging relationship related to an anticipated debt issuance, partially offset by lower pension expense in 2017 resulting from a longer amortization period to amortize actuarial losses. In the second quarter of 2016, the Company froze benefit accruals under the Company’s defined benefit pension plans.
Interest and Other Expenses was $21.4 million for the three months ended June 30, 2017, compared to $20.7 million for the same period in 2016. Interest expense decreased by $2.9 million in 2017 due primarily to lower levels of debt outstanding and higher capitalized interest. Other expense increased by $3.6 million in 2017 due primarily to net curtailment gains recognized in 2016 and a charge to earnings in 2017 to record the ineffective portion of a hedging relationship related to an anticipated debt issuance, partially offset by lower pension expense resulting from a longer amortization period to amortize actuarial losses.

Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income, dividends received deductions and a permanent difference between the amount of long-term equity-based equity compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income. Tax-exempt investment income and dividends received deductions collectively were $13.7 million for the six months ended June 30, 2017, compared to $13.1 million for the same period in 2016. Tax-exempt investment income and dividends received deductions collectively were $6.8 million for the three months ended June 30, 2017, compared to $6.5 million for the same period in 2016. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.5 million higher than the amount that would be deductible under the Internal Revenue Code for the six months ended June 30, 2017. There was no difference between the amount of expense recognized for long-term equity-based compensation expense under GAAP and the amount that would be deductible under the Internal Revenue Code for the three months ended June 30, 2017.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to July 1, 2017. The impact of adoption was not material. With the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after June 30, 2017 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. There were no outstanding borrowings at June 30, 2017 or December 31, 2016 under the credit agreement.
On February 24, 2015, Kemper issued $250 million of its 2025 Senior Notes. On June 12, 2017, Kemper issued an additional $200 million of its 2025 Senior Notes. The net proceeds of the additional issuance were $200.2 million, net of discount and transaction costs, for an effective yield of 4.16%. The additional notes are fungible with the initial notes issued, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the additional issuances for general corporate purposes. During the fourth quarter of 2016, in anticipation of a debt issuance in the second quarter of 2017, the Company entered into a derivative transaction to hedge changes in the benchmark U.S. Treasury. Amortization of the effective portion of this hedging arrangement effectively increases the yield on the additional issuance of 2025 Senior Notes from 4.16% to 4.42%.
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. During the first six months of 2017, Trinity and United Insurance obtained various advances under their respective agreements with the FHLB of Dallas and Chicago, all of which were repaid during such period. Trinity’s outstanding advances from the FHLB of Dallas did not exceed $60.0 million at any point in time during the first six months of 2017. United Insurance’s outstanding advances from the FHLB of Chicago did not exceed $80.0 million at any point in time during the first six months of 2017. During the first six months of 2016, Trinity borrowed and repaid one advance of $10.0 million under its agreement with the FHLB of Dallas. United Insurance did not borrow under its agreement with the FHLB of Chicago during the first six months of 2016. There were no advances from the FHLB of Dallas or Chicago outstanding at either June 30, 2017 or December 31, 2016.
See Note 4, “Debt,” to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources (continued)
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends of $88.1 million to Kemper during the first six months of 2017. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $30 million in dividends to Kemper during the remainder of 2017 without prior regulatory approval.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in both the first and second quarters of 2017. Dividends and dividend equivalents paid were $24.7 million for the six months ended June 30, 2017.
Sources of Funds
Kemper directly held cash and investments totaling $188.4 million at June 30, 2017, compared to $298.7 million at December 31, 2016.
Primary sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Dallas and Chicago. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it will cross-reference its life insurance policies against the DMF and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. The Company expects that it will take several years to complete the initial outreach process. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $104.0 million for the six months ended June 30, 2017, compared to $116.9 million for the same period in 2016.
Net Cash Used by Financing Activities was $183.4 million for the six months ended June 30, 2017, compared to $27.6 million for the same period in 2016. Kemper used $360.0 million of cash to repay long-term debt for the six months ended June 30, 2017. Net proceeds from the issuance of long-term debt provided $200.2 million of cash for the six months ended June 30, 2017. Kemper did not repurchase any shares of its common stock during the six months ended June 30, 2017. Kemper used $3.8 million of cash during the first six months of 2016 to repurchase shares. Kemper used $24.7 million of cash to pay dividends for the six months ended June 30, 2017, compared to $24.5 million of cash used to pay dividends in the same period of 2016. The quarterly dividend rate was $0.24 per common share for the first and second quarters of 2017 and each quarter of 2016.

Liquidity and Capital Resources (continued)
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities was $124.6 million for the six months ended June 30, 2017, compared to Net Cash Used by Investing Activities of $91.2 million for the same period in 2016. Short-term investments investing activities provided $144.2 million of cash for the six months ended June 30, 2017, compared to net cash used of $109.5 million for the same period in 2016. Fixed Maturities investing activities used net cash of $59.0 million for the six months ended June 30, 2017, compared to $29.9 million for the same period in 2016. Equity Securities investing activities used net cash of $6.3 million for the six months ended June 30, 2017, compared to net cash provided of $24.2 million for the same period in 2016. Equity Method Limited Liability Investments investing activities provided net cash of $22.9 million for the six months ended June 30, 2017, compared to $0.1 million for the same period in 2016. Net cash provided by Fair Value Option Investments investing activities was $34.9 million for the six months ended June 30, 2017, compared to $27.9 million for the same period in 2016. Net cash provided by the Sales of Investment Real Estate was $14.7 million for the six months ended June 30, 2017, compared to $4.3 million in the same period in 2016.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations. The Company’s critical accounting policies are described in the MD&A included in the 2016 Annual Report. There has been no material change to the information disclosed in the 2016 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.
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
Item 1A. Risk Factors
Except for the risk factor below, which was included in Item 1A. of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2016 Annual Report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended June 30, 2017 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
April 2017	—	$—	—	$243.7
May 2017	2,332	$37.55	—	$243.7
June 2017	—	$—	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock.
Total Number of Shares Purchased in the preceding table include 2,332 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended June 30, 2017.
Item 6. Exhibits
An Exhibit Index has been filed as part of this report on page E-1. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	August 1, 2017	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2017	/S/ JAMES J. MCKINNEY
James J. McKinney
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2017	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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