Form 10-Q
period 2017-09-30
KEMPER Corp
filed 2017-10-30
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,451,359 shares of common stock, $0.10 par value, were outstanding as of October 27, 2017.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Revenues:
Earned Premiums	$1,744.1	$1,658.6	$598.2	$558.9
Net Investment Income	244.6	218.4	85.9	77.7
Other Income	2.9	2.2	1.0	0.8
Net Realized Gains on Sales of Investments	45.0	24.0	8.1	11.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(10.7)	(24.3)	(2.9)	(8.3)
Portion of Losses Recognized in Other Comprehensive Income	0.2	0.3	—	—
Net Impairment Losses Recognized in Earnings	(10.5)	(24.0)	(2.9)	(8.3)
Total Revenues	2,026.1	1,879.2	690.3	640.7

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,364.9	1,362.5	440.1	490.2
Insurance Expenses	485.2	488.8	163.7	161.7
Interest and Other Expenses	59.1	65.0	18.2	22.0
Total Expenses	1,909.2	1,916.3	622.0	673.9
Income (Loss) from Continuing Operations before Income Taxes	116.9	(37.1)	68.3	(33.2)
Income Tax Benefit (Expense)	(32.9)	20.7	(20.5)	14.9
Income (Loss) from Continuing Operations	84.0	(16.4)	47.8	(18.3)
Income (Loss) from Discontinued Operations	—	2.0	(0.1)	2.0
Net Income (Loss)	$84.0	$(14.4)	$47.7	$(16.3)
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$1.63	$(0.31)	$0.92	$(0.36)
Diluted	$1.62	$(0.31)	$0.92	$(0.36)
Net Income (Loss) Per Unrestricted Share:
Basic	$1.63	$(0.27)	$0.92	$(0.32)
Diluted	$1.62	$(0.27)	$0.92	$(0.32)
Dividends Paid to Shareholders Per Share	$0.72	$0.72	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Income (Loss)	$84.0	$(14.4)	$47.7	$(16.3)

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	82.8	217.2	15.6	(8.3)
Foreign Currency Translation Adjustments	0.9	—	0.1	—
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(0.4)	(13.8)	(0.1)	0.4
Loss on Cash Flow Hedges	(6.6)	—	(0.1)	—
Other Comprehensive Income (Loss) Before Income Taxes	76.7	203.4	15.5	(7.9)
Other Comprehensive Income Tax Benefit (Expense)	(27.3)	(71.6)	(5.7)	2.9
Other Comprehensive Income (Loss)	49.4	131.8	9.8	(5.0)
Total Comprehensive Income (Loss)	$133.4	$117.4	$57.5	$(21.3)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Sep 30, 2017	Dec 31, 2016
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2017 - $4,876.7; 2016 - $4,846.8)	$5,242.8	$5,124.9
Equity Securities at Fair Value (Cost: 2017 - $469.1; 2016 - $434.4)	512.1	481.7
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	160.1	175.9
Fair Value Option Investments	77.1	111.4
Short-term Investments at Cost which Approximates Fair Value	239.0	273.7
Other Investments	420.0	439.9
Total Investments	6,651.1	6,607.5
Cash	137.6	115.7
Receivables from Policyholders	374.8	336.5
Other Receivables	182.4	198.6
Deferred Policy Acquisition Costs	361.7	332.0
Goodwill	323.0	323.0
Current Income Tax Assets	0.9	15.5
Deferred Income Tax Assets	—	25.8
Other Assets	269.5	255.9
Total Assets	$8,301.0	$8,210.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,509.8	$3,475.3
Property and Casualty	968.5	931.4
Total Insurance Reserves	4,478.3	4,406.7
Unearned Premiums	672.0	618.7
Deferred Income Tax Liabilities	11.9	—
Liabilities for Unrecognized Tax Benefits	6.8	5.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2017 - $616.1; 2016 - $770.9)	592.2	751.6
Accrued Expenses and Other Liabilities	457.4	453.2
Total Liabilities	6,218.6	6,235.3
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,448,024 Shares Issued and Outstanding at September 30, 2017 and 51,270,940 Shares Issued and Outstanding at December 31, 2016	5.1	5.1
Paid-in Capital	672.1	660.3
Retained Earnings	1,218.8	1,172.8
Accumulated Other Comprehensive Income	186.4	137.0
Total Shareholders’ Equity	2,082.4	1,975.2
Total Liabilities and Shareholders’ Equity	$8,301.0	$8,210.5
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2017	Sep 30, 2016
Operating Activities:
Net Income (Loss)	$84.0	$(14.4)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of Intangible Assets Acquired	3.9	4.5
Equity in Earnings of Equity Method Limited Liability Investments	(21.9)	(3.3)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	15.9	10.3
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	(0.9)	3.9
Amortization of Investment Securities and Depreciation of Investment Real Estate	12.8	11.7
Net Realized Gains on Sales of Investments	(45.0)	(24.0)
Net Impairment Losses Recognized in Earnings	10.5	24.0
Depreciation of Property and Equipment	9.8	10.5
Increase in Receivables	(27.2)	(23.8)
Increase in Deferred Policy Acquisition Costs	(29.6)	(11.8)
Increase in Insurance Reserves	71.4	177.6
Increase in Unearned Premiums	53.3	23.9
Change in Income Taxes	27.4	(30.2)
Change in Accrued Expenses and Other Liabilities	(1.5)	2.0
Other, Net	1.6	9.6
Net Cash Provided by Operating Activities	164.5	170.5
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	367.7	422.4
Purchases of Fixed Maturities	(401.8)	(539.8)
Sales of Equity Securities	230.3	107.2
Purchases of Equity Securities	(233.5)	(64.8)
Return of Investment of Equity Method Limited Liability Investments	36.3	22.6
Acquisitions of Equity Method Limited Liability Investments	(14.5)	(20.2)
Sales of Fair Value Option Investments	42.2	50.5
Purchases of Fair Value Option Investments	(7.0)	(16.0)
Decrease (Increase) in Short-term Investments	40.4	(68.5)
Improvements of Investment Real Estate	(1.3)	(1.8)
Sales of Investment Real Estate	26.2	7.5
Increase in Other Investments	(1.3)	(3.4)
Purchases of Corporate-owned Life Insurance	—	(7.5)
Acquisition and Development of Software	(28.8)	(8.8)
Other, Net	(4.4)	(2.0)
Net Cash Provided (Used) by Investing Activities	50.5	(122.6)
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	200.2	—
Repayment of Long-term Debt	(360.0)	—
Common Stock Repurchases	—	(3.8)
Dividends and Dividend Equivalents Paid	(37.1)	(36.9)
Cash Exercise of Stock Options	3.7	1.2
Other, Net	0.1	1.0
Net Cash Used by Financing Activities	(193.1)	(38.5)
Increase in Cash	21.9	9.4
Cash, Beginning of Year	115.7	161.7
Cash, End of Period	$137.6	$171.1
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
Adoption of New Accounting Guidance
Guidance Adopted in 2017
The Company adopted Accounting Standard Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 impacts the timing of when excess tax benefits are recognized by eliminating the delay in the recognition of a tax benefit until the tax benefit is realized through a reduction to income taxes payable. The Company applied the modified retrospective transition method and recognized an increase to retained earnings of $0.5 million as of January 1, 2017 to recognize excess tax benefits that had been previously delayed. On a prospective basis, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the Company’s Condensed Consolidated Statements of Operations. Further, the Company will continue to estimate the number of awards that are expected to vest.
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
Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which revises the criteria for recognizing revenue. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The guidance specifically excludes insurance contracts, lease contracts and investments from its scope. Accordingly, the Company does not expect adoption to have a material impact on net income or its financial position.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Derivatives and Hedging Activities. ASU 2017-12 aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Furthermore, the amendments make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administration of hedge documentation requirements and assessing hedge effectiveness. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company does not expect adoption to have a material impact on its financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to October 1, 2017. There were no adoptions of such accounting pronouncements in 2016 or during the nine months ended September 30, 2017 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after September 30, 2017 to have a material impact on the Company’s financial statements and/or disclosures.
Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2017 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$342.8	$21.2	$(4.9)	$359.1
States and Political Subdivisions	1,615.0	110.8	(2.8)	1,723.0
Foreign Governments	3.1	0.2	—	3.3
Corporate Securities:
Bonds and Notes	2,796.9	247.2	(11.0)	3,033.1
Redeemable Preferred Stocks	0.1	—	—	0.1
Collateralized Loan Obligations	118.4	4.7	—	123.1
Other Mortgage- and Asset-backed	0.4	0.7	—	1.1
Investments in Fixed Maturities	$4,876.7	$384.8	$(18.7)	$5,242.8
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2016 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$321.2	$22.3	$(7.2)	$336.3
States and Political Subdivisions	1,640.6	88.4	(14.1)	1,714.9
Foreign Governments	3.5	—	(0.1)	3.4
Corporate Securities:
Bonds and Notes	2,758.9	209.9	(24.0)	2,944.8
Redeemable Preferred Stocks	0.5	0.1	—	0.6
Collateralized Loan Obligations	121.2	2.7	(1.1)	122.8
Other Mortgage- and Asset-backed	0.9	1.2	—	2.1
Investments in Fixed Maturities	$4,846.8	$324.6	$(46.5)	$5,124.9
There were no unsettled sales of Investments in Fixed Maturities at September 30, 2017. Other Receivables included unsettled sales of Investments in Fixed Maturities of $2.7 million at December 31, 2016. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $4.7 million and $0.1 million at September 30, 2017 and December 31, 2016, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2017 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$188.3	$190.8
Due after One Year to Five Years	785.9	814.3
Due after Five Years to Ten Years	1,632.7	1,710.9
Due after Ten Years	1,988.1	2,234.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	281.7	292.5
Investments in Fixed Maturities	$4,876.7	$5,242.8
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2017 consisted of securities issued by the Government National Mortgage Association with a fair value of $152.1 million, securities issued by the Federal National Mortgage Association with a fair value of $11.2 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.1 million and securities of other non-governmental issuers with a fair value of $125.1 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at September 30, 2017 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$53.6	$5.0	$—	$58.6
Other Industries	18.4	6.2	—	24.6
Common Stocks:
Finance, Insurance and Real Estate	6.7	1.3	(0.8)	7.2
Other Industries	8.9	5.1	(0.2)	13.8
Other Equity Interests:
Exchange Traded Funds	196.7	8.3	—	205.0
Limited Liability Companies and Limited Partnerships	184.8	23.6	(5.5)	202.9
Investments in Equity Securities	$469.1	$49.5	$(6.5)	$512.1
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2016 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$58.1	$2.3	$(0.8)	$59.6
Other Industries	18.5	4.9	(0.5)	22.9
Common Stocks:
Finance, Insurance and Real Estate	31.2	2.3	—	33.5
Other Industries	7.2	4.6	(0.1)	11.7
Other Equity Interests:
Exchange Traded Funds	136.1	9.6	(1.3)	144.4
Limited Liability Companies and Limited Partnerships	183.3	29.2	(2.9)	209.6
Investments in Equity Securities	$434.4	$52.9	$(5.6)	$481.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
There were no unsettled sales of Investments in Equity Securities at September 30, 2017. Other Receivables included unsettled sales of Investments in Equity Securities of $0.2 million at December 31, 2016. There were no unsettled purchases of Investments in Equity Securities at either September 30, 2017 or December 31, 2016.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at September 30, 2017 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$67.4	$(2.1)	$41.2	$(2.8)	$108.6	$(4.9)
States and Political Subdivisions	169.3	(2.1)	28.9	(0.7)	198.2	(2.8)
Corporate Securities:
Bonds and Notes	292.7	(6.7)	96.2	(4.3)	388.9	(11.0)
Collateralized Loan Obligations	2.0	—	2.4	—	4.4	—
Total Fixed Maturities	531.4	(10.9)	168.7	(7.8)	700.1	(18.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	0.2	—	0.2	—
Other Industries	0.1	—	0.2	—	0.3	—
Common Stocks:
Finance, Insurance and Real Estate	2.2	(0.8)	—	—	2.2	(0.8)
Other Industries	0.2	(0.2)	0.5	—	0.7	(0.2)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	46.3	(1.9)	32.1	(3.6)	78.4	(5.5)
Total Equity Securities	48.8	(2.9)	33.0	(3.6)	81.8	(6.5)
Total	$580.2	$(13.8)	$201.7	$(11.4)	$781.9	$(25.2)
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2017, were $18.7 million, of which $7.8 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at September 30, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at September 30, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $12.0 million and below-investment-grade fixed maturity investments comprised $6.7 million of the unrealized losses on investments in fixed maturities at September 30, 2017. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4% of the amortized cost basis of the investment. At September 30, 2017, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at September 30, 2017 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at September 30, 2017 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt and secondary transactions. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at September 30, 2017.

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

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.4	$5.1	$2.4	$4.2
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	1.2	2.7	—	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	(6.3)	—	(2.7)
Reductions for Investments Sold During Period	(0.3)	—	(0.1)	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$2.3	$1.5	$2.3	$1.5
Net Investment Income for the nine and three months ended September 30, 2017 and 2016 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Investment Income (Loss):
Interest on Fixed Income Securities	$184.0	$181.2	$61.8	$61.4
Dividends on Equity Securities Excluding Alternative Investments	7.0	9.0	2.6	2.7
Alternative Investments:
Equity Method Limited Liability Investments	21.9	3.7	11.1	5.2
Fair Value Option Investments	1.0	(3.9)	0.5	(1.4)
Limited Liability Investments Included in Equity Securities	18.7	16.6	5.9	5.7
Total Alternative Investments	41.6	16.4	17.5	9.5
Short-term Investments	1.0	0.4	0.5	0.2
Loans to Policyholders	15.7	16.1	4.9	5.4
Real Estate	8.3	8.9	2.6	3.0
Other	0.2	—	0.1	—
Total Investment Income	257.8	232.0	90.0	82.2
Investment Expenses:
Real Estate	7.7	8.4	2.6	2.9
Other Investment Expenses	5.5	5.2	1.5	1.6
Total Investment Expenses	13.2	13.6	4.1	4.5
Net Investment Income	$244.6	$218.4	$85.9	$77.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Gross gains and losses on sales of investments in fixed maturities and equity securities for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Fixed Maturities:
Gains on Sales	$7.3	$14.1	$2.4	$2.7
Losses on Sales	(0.4)	(1.1)	—	(0.8)
Equity Securities:
Gains on Sales	31.1	9.8	3.9	9.3
Losses on Sales	—	(0.1)	—	—
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at September 30, 2017 is limited to the total carrying value of $160.1 million. In addition, the Company had outstanding commitments totaling approximately $82.5 million to fund Equity Method Limited Liability Investments at September 30, 2017.
The carrying values of the Company’s Other Investments at September 30, 2017 and December 31, 2016 were:

(Dollars in Millions)	Sep 30, 2017	Dec 31, 2016
Loans to Policyholders at Unpaid Principal	$295.5	$294.2
Real Estate at Depreciated Cost	118.1	140.2
Trading Securities at Fair Value	6.3	5.3
Other	0.1	0.2
Total	$420.0	$439.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2017 and 2016 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$931.4	$862.8
Less Reinsurance and Indemnification Recoverables at Beginning of Year	50.2	52.0
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	881.2	810.8
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	1,072.0	1,031.1
Prior Years:
Continuing Operations	19.7	(17.7)
Discontinued Operations	—	(3.3)
Total Incurred Losses and LAE Related to Prior Years	19.7	(21.0)
Total Incurred Losses and LAE	1,091.7	1,010.1
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	600.7	583.2
Prior Years:
Continuing Operations	443.6	360.8
Discontinued Operations	3.0	5.3
Total Paid Losses and LAE Related to Prior Years	446.6	366.1
Total Paid Losses and LAE	1,047.3	949.3
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	925.6	871.6
Plus Reinsurance and Indemnification Recoverables at End of Period	42.9	49.1
Property and Casualty Insurance Reserves - Gross of Reinsurance and Indemnification at End of Period	$968.5	$920.7

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
For the nine months ended September 30, 2017, the Company increased its property and casualty insurance reserves by $19.7 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $17.7 million, and commercial lines insurance loss and LAE reserves developed adversely by $2.0 million. Personal automobile insurance loss and LAE reserves developed adversely by $18.1 million due primarily to the emergence of loss patterns that were worse than expected for both physical damage and liability insurance for the 2016 accident year. Homeowners insurance loss and LAE reserves developed favorably by $0.1 million due primarily to favorable development on catastrophes of $3.2 million related to the 2016 and 2015 accident years, partially offset by the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year. Other personal lines loss and LAE reserves developed favorably by $0.3 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014 and 2013 accident years, partially offset by the emergence of worse than expected loss patterns for the 2016 accident year. Commercial lines insurance loss and LAE reserves developed adversely due primarily to the emergence of loss patterns that were worse than expected for the 2015 accident year.
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
Subsequent Events
In early October 2017, a series of wildfires began burning in California. The Company expects that the catastrophe losses and loss adjustment expenses that it has incurred from these wildfires in the fourth quarter will be significant and have the potential to trigger recoveries under the Company’s catastrophe reinsurance program. The Company has not completed a full evaluation of its exposure to these wildfires, including potential reinsurance recoveries. Accordingly, the Company does not currently have an estimate of the ultimate loss related to these wildfires.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-current, outstanding at September 30, 2017 and December 31, 2016 was:

(Dollars in Millions)	Sep 30, 2017	Dec 31, 2016
Senior Notes:
6.00% Senior Notes due May 15, 2017	$—	$359.8
4.35% Senior Notes due February 15, 2025	448.1	247.7
7.375% Subordinated Debentures due February 27, 2054	144.1	144.1
Total Long-term Debt, Current and Non-current, Outstanding	$592.2	$751.6
There were no outstanding borrowings at either September 30, 2017 or December 31, 2016 under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020.
Kemper’s subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”), are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. There were no advances from the FHLB of Dallas or Chicago outstanding at either September 30, 2017 or December 31, 2016.
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
During the fourth quarter of 2016, in anticipation of a debt issuance in the second quarter of 2017 and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the probable debt issuance (“Treasury Lock”). The Treasury Lock was formally designated as a cash flow hedge at inception and qualified for hedge accounting treatment. In the second quarter of 2017, the Company de-designated a portion of the cash flow hedge because the anticipated principal issuance was less than the notional amount of the Treasury Lock and recorded a pre-tax charge of $1.1 million in Other Expenses. The effective portion of the loss on the derivative instrument upon discontinuance was $4.5 million and is reported as a component of Other Comprehensive Income before Income Taxes. Beginning with the additional issuance of the 2025 Senior Notes described in the preceding paragraph, such loss is being amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings. Amortization, reported in Interest Expense, was $0.1 million for the nine and three months ended September 30, 2017. The Company expects to reclassify $0.4 million of net losses on derivative instruments from AOCI to earnings for the twelve months ended September 30, 2018 as interest expense on the debt is recognized. The Treasury Lock was in a gain position of $1.6 million at December 31, 2016 and, accordingly, such gain has been included in Other Assets in the Condensed Consolidated Balance Sheet at such date.
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $26.9 million and $7.8 million for the nine and three months ended September 30, 2017, respectively. Interest paid, including facility fees, was $31.8 million and $12.7 million for the nine and three months ended September 30, 2017, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $33.4 million and $11.1 million for the nine and three months ended September 30, 2016, respectively. Interest paid, including facility fees, was $30.5 million and $8.5 million for the nine and three months ended September 30, 2016, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Income (Loss) from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of restricted stock units and deferred stock units also contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income (Loss) from Continuing Operations Per Unrestricted Share and Diluted Income (Loss) from Continuing Operations Per Unrestricted Share for the nine and three months ended September 30, 2017 and 2016 is presented below.

	Nine Months Ended		Three Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
(Dollars in Millions)
Income (Loss) from Continuing Operations	$84.0	$(16.4)	$47.8	$(18.3)
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	0.6	(0.3)	0.4	(0.1)
Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	83.4	(16.1)	47.4	(18.2)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	$83.4	$(16.1)	$47.4	$(18.2)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,308.7	51,140.6	51,366.8	51,122.5
Equity-based Compensation Equivalent Shares	171.6	—	199.6	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,480.3	51,140.6	51,566.4	51,122.5
(Per Unrestricted Share in Whole Dollars)
Basic Income (Loss) from Continuing Operations Per Unrestricted Share	$1.63	$(0.31)	$0.92	$(0.36)
Diluted Income (Loss) from Continuing Operations Per Unrestricted Share	$1.62	$(0.31)	$0.92	$(0.36)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2017 and 2016 because the effect of inclusion would be anti-dilutive is presented below.

	Nine Months Ended		Three Months Ended
(Number of Shares in Thousands)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Equity-based Compensation Equivalent Shares	459.7	1,195.2	382.1	1,009.5
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	459.7	1,195.2	382.1	1,009.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains Arising During the Period Before Reclassification Adjustment	$110.5	$215.9	$19.2	$(5.4)
Reclassification Adjustment for Amounts Included in Net Income	(27.7)	1.3	(3.6)	(2.9)
Unrealized Holding Gains	82.8	217.2	15.6	(8.3)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.9	—	0.1	—
Reclassification Adjustment for Amounts Included in Net Income	—	—	—	—
Foreign Currency Translation Adjustments	0.9	—	0.1	—
Net Unrecognized Postretirement Benefit Costs Arising During the Period	—	(19.5)	—	—
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	1.0	—	—
Amortization of Net Unrecognized Postretirement Benefit Costs	(0.4)	4.7	(0.1)	0.4
Total Reclassification Adjustments for Amounts Included in Net Income	(0.4)	5.7	(0.1)	0.4
Net Unrecognized Postretirement Benefit Costs	(0.4)	(13.8)	(0.1)	0.4
Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	(7.9)	—	(0.3)	—
Reclassification Adjustment for Amounts Included in Net Income	1.3	—	0.2	—
Loss on Cash Flow Hedges	(6.6)	—	(0.1)	—
Other Comprehensive Income (Loss) Before Income Taxes	$76.7	$203.4	$15.5	$(7.9)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of Other Comprehensive Income Tax Benefit (Expense) for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(39.1)	$(76.0)	$(7.0)	$2.0
Reclassification Adjustment for Amounts Included in Net Income	9.7	(0.4)	1.3	1.1
Unrealized Holding Gains	(29.4)	(76.4)	(5.7)	3.1
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.4)	—	(0.1)	—
Reclassification Adjustment for Amounts Included in Net Income	—	—	—	—
Foreign Currency Translation Adjustments	(0.4)	—	(0.1)	—
Net Unrecognized Postretirement Benefit Costs Arising During the Period	—	6.9	—	—
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Loss Recognized	—	(0.4)	—	—
Amortization of Net Unrecognized Postretirement Benefit Costs	0.2	(1.7)	0.1	(0.2)
Total Reclassification Adjustments for Amounts Included in Net Income	0.2	(2.1)	0.1	(0.2)
Net Unrecognized Postretirement Benefit Costs	0.2	4.8	0.1	(0.2)
Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	2.7	—	—	—
Reclassification Adjustment for Amounts Included in Net Income	(0.4)	—	—	—
Loss on Cash Flow Hedges	2.3	—	—	—
Other Comprehensive Income Tax Benefit (Expense)	$(27.3)	$(71.6)	$(5.7)	$2.9
The components of AOCI at September 30, 2017 and December 31, 2016 were:

(Dollars in Millions)	Sep 30, 2017	Dec 31, 2016
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.1)	$0.1
Other Net Unrealized Gains on Investments	265.3	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.4)	(0.9)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(75.1)	(74.9)
Gain (Loss) on Cash Flow Hedges, Net of Income Taxes	(3.3)	1.0
Accumulated Other Comprehensive Income	$186.4	$137.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2017 and 2016:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$38.2	$22.7	$6.5	$11.2
Net Impairment Losses Recognized in Earnings	(10.5)	(24.0)	(2.9)	(8.3)
Total Before Income Taxes	27.7	(1.3)	3.6	2.9
Income Tax Benefit (Expense)	(9.7)	0.4	(1.3)	(1.1)
Reclassification from AOCI, Net of Income Taxes	18.0	(0.9)	2.3	1.8
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	0.4	(5.7)	0.1	(0.4)
Income Tax Benefit (Expense)	(0.2)	2.1	(0.1)	0.2
Reclassification from AOCI, Net of Income Taxes	0.2	(3.6)	—	(0.2)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(1.3)	—	(0.2)	—
Income Tax Benefit	0.4	—	—	—
Reclassification from AOCI, Net of Income Taxes	(0.9)	—	(0.2)	—
Total Reclassification from AOCI to Net Income (Loss)	$17.3	$(4.5)	$2.1	$1.6
Note 7 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the nine months ended September 30, 2017 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year as Reported	$1,975.2
Cumulative Effect of Adoption of New Accounting Standard	0.5
Shareholders’ Equity at Beginning of Year as Adjusted	1,975.7
Net Income	84.0
Other Comprehensive Income	49.4
Total Comprehensive Income	133.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.72 per share)	(37.1)
Equity-based Compensation Cost	8.7
Equity-based Awards, Net of Shares Exchanged	1.7
Shareholders’ Equity at End of Period	$2,082.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2013. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
Liabilities for Unrecognized Tax Benefits at September 30, 2017 and December 31, 2016 include $6.2 million and $4.6 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Liabilities for Unrecognized Tax Benefits included accrued interest of $0.5 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively.
Income taxes paid, net of refunds received, were $5.5 million for the nine months ended September 30, 2017. Income taxes paid were $10.4 million for the nine months ended September 30, 2016.
Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 9,000 participants and beneficiaries, of which 1,600 are active employees. The Pension Plan is closed to employees newly-hired after January 1, 2006. On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. The components of Pension Expense (Benefit) for the Pension Plan for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Service Cost Earned	$—	$4.8	$—	$—
Interest Cost on Projected Benefit Obligation	15.4	15.2	5.1	4.8
Expected Return on Plan Assets	(23.2)	(24.5)	(7.7)	(8.3)
Amortization of Accumulated Net Unrecognized Pension Costs	2.0	5.8	0.7	0.9
Curtailment Gain	—	(0.3)	—	—
Total Pension Expense (Benefit) Recognized	$(5.8)	$1.0	$(1.9)	$(2.6)
The Company also sponsors an other postretirement benefit (“OPEB”) plan that provides medical, dental and/or life insurance benefits to approximately 475 retired and 200 active employees (the “OPEB Plan”). The components of OPEB Benefit for the OPEB Plan for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Service Cost Earned	$0.1	$0.1	—	0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.6	0.1	0.2
Amortization of Prior Service Credit	(1.0)	—	(0.3)	—
Amortization of Accumulated Net Unrecognized Gain	(1.4)	(1.1)	(0.5)	(0.4)
Total OPEB Benefit	$(2.0)	$(0.4)	$(0.7)	$(0.1)

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
Earned Premiums by product line for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Personal Automobile	$1,012.8	$927.4	$353.0	$313.8
Homeowners	199.6	204.2	66.7	68.5
Other Personal Property and Casualty Insurance	87.0	89.9	28.9	29.9
Commercial Automobile	38.5	40.2	13.1	13.3
Life	285.6	285.7	94.5	95.8
Accident and Health	120.6	111.2	42.0	37.6
Total Earned Premiums	$1,744.1	$1,658.6	$598.2	$558.9
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Revenues:
Property & Casualty Insurance:
Earned Premiums	$1,283.1	$1,205.7	$443.5	$406.9
Net Investment Income	72.5	52.0	27.8	20.4
Other Income	0.9	0.4	0.4	0.1
Total Property & Casualty Insurance	1,356.5	1,258.1	471.7	427.4
Life & Health Insurance:
Earned Premiums	461.0	452.9	154.7	152.0
Net Investment Income	163.8	159.6	55.9	54.5
Other Income	1.9	1.9	0.7	0.7
Total Life & Health Insurance	626.7	614.4	211.3	207.2
Total Segment Revenues	1,983.2	1,872.5	683.0	634.6
Net Realized Gains on Sales of Investments	45.0	24.0	8.1	11.6
Net Impairment Losses Recognized in Earnings	(10.5)	(24.0)	(2.9)	(8.3)
Other	8.4	6.7	2.1	2.8
Total Revenues	$2,026.1	$1,879.2	$690.3	$640.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Operating Profit (Loss), including a reconciliation to Income (Loss) from Continuing Operations before Income Taxes, for the nine and three months ended September 30, 2017 and 2016 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(2.2)	$(24.4)	$30.8	$15.6
Life & Health Insurance	99.8	10.6	36.0	(45.7)
Total Segment Operating Profit (Loss)	97.6	(13.8)	66.8	(30.1)
Corporate and Other Operating Loss	(15.2)	(23.3)	(3.7)	(6.4)
Total Operating Profit (Loss)	82.4	(37.1)	63.1	(36.5)
Net Realized Gains on Sales of Investments	45.0	24.0	8.1	11.6
Net Impairment Losses Recognized in Earnings	(10.5)	(24.0)	(2.9)	(8.3)
Income (Loss) from Continuing Operations before Income Taxes	$116.9	$(37.1)	$68.3	$(33.2)
Segment Net Operating Income (Loss), including a reconciliation to Income (Loss) from Continuing Operations, for the nine and three months ended September 30, 2017 and 2016 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$5.7	$(9.9)	$22.9	$12.1
Life & Health Insurance	65.5	7.3	23.5	(29.4)
Total Segment Net Operating Income (Loss)	71.2	(2.6)	46.4	(17.3)
Corporate and Other Net Operating Loss	(9.7)	(13.8)	(2.0)	(3.1)
Consolidated Net Operating Income (Loss)	61.5	(16.4)	44.4	(20.4)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	29.3	15.6	5.3	7.5
Net Impairment Losses Recognized in Earnings	(6.8)	(15.6)	(1.9)	(5.4)
Income (Loss) from Continuing Operations	$84.0	$(16.4)	$47.8	$(18.3)
Note 11 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company has elected the fair value option method of accounting for investments in certain hedge funds and, accordingly, reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has a derivative instrument that is classified as a cash flow hedge and reported at fair value in Accrued Expenses and Other Liabilities at September 30, 2017.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2017 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$117.1	$242.0	$—	$—	$359.1
States and Political Subdivisions	—	1,721.6	1.4	—	1,723.0
Foreign Governments	—	3.3	—	—	3.3
Corporate Securities:
Bonds and Notes	—	2,645.7	387.4	—	3,033.1
Redeemable Preferred Stocks	—	—	0.1	—	0.1
Collateralized Loan Obligations	—	29.6	93.5	—	123.1
Other Mortgage- and Asset-backed	—	1.1	—	—	1.1
Total Investments in Fixed Maturities	117.1	4,643.3	482.4	—	5,242.8
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	58.6	—	—	58.6
Other Industries	—	12.2	12.4	—	24.6
Common Stocks:
Finance, Insurance and Real Estate	7.2	—	—	—	7.2
Other Industries	0.6	0.5	12.7	—	13.8
Other Equity Interests:
Exchange Traded Funds	205.0	—	—	—	205.0
Limited Liability Companies and Limited Partnerships	—	—	34.1	168.8	202.9
Total Investments in Equity Securities	212.8	71.3	59.2	168.8	512.1
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	77.1	77.1
Other Investments:
Trading Securities	6.3	—	—	—	6.3
Other Liabilities:
Derivative Instrument Classified as Cash Flow Hedge	—	(0.7)	—	—	(0.7)
Total	$336.2	$4,713.9	$541.6	$245.9	$5,837.6
At September 30, 2017, the Company had unfunded commitments to invest an additional $133.0 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at September 30, 2017.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$93.0	2.4%	-	6.4%	3.6%
Non-investment-grade:
Senior Debt	Market Yield	161.1	4.1	-	14.9	9.9
Junior Debt	Market Yield	119.2	6.6	-	27.2	13.1
Collateralized Loan Obligations	Market Yield	93.5	4.0	-	9.3	7.0
Other	Various	15.6
Total Level 3 Fixed Maturity Investments in Corporate Securities		$482.4

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2017 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$403.2	$3.8	$0.6	$103.5	$29.7	$40.9	$581.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(4.7)	(1.2)	0.1	1.4	1.7	3.7	1.0
Included in Other Comprehensive Income (Loss)	4.6	—	(0.1)	1.7	0.9	(6.3)	0.8
Purchases	120.4	—	—	22.7	3.2	2.9	149.2
Settlements	(75.5)	(2.6)	(0.5)	(18.0)	—	—	(96.6)
Sales	(32.0)	—	—	(11.0)	(6.9)	(7.1)	(57.0)
Transfers into Level 3	—	1.4	—	5.0	—	—	6.4
Transfers out of Level 3	(28.6)	—	—	(11.8)	(3.5)	—	(43.9)
Balance at End of Period	$387.4	$1.4	$0.1	$93.5	$25.1	$34.1	$541.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2017 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$396.1	$—	$0.1	$95.4	$22.8	$32.2	$546.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(0.8)	—	—	0.5	0.4	0.3	0.4
Included in Other Comprehensive Income (Loss)	1.8	—	—	—	2.4	0.4	4.6
Purchases	40.4	—	—	6.3	—	1.5	48.2
Settlements	(31.2)	—	—	(5.5)	—	—	(36.7)
Sales	(3.7)	—	—	(4.3)	(0.5)	(0.3)	(8.8)
Transfers into Level 3	—	1.4	—	5.0	—	—	6.4
Transfers out of Level 3	(15.2)	—	—	(3.9)	—	—	(19.1)
Balance at End of Period	$387.4	$1.4	$0.1	$93.5	$25.1	$34.1	$541.6
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the nine and three months ended September 30, 2017. Transfers out of Level 3 were $43.9 million for the nine months ended September 30, 2017, of which $3.5 million was transferred into Level 1 due to an issuer’s initial public offering of the security and $40.4 million was transferred into Level 2 due to changes in the availability of market observable inputs. Transfers out of Level 3 for the three months ended September 30, 2017 were due to changes in the availability of market observable inputs.

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
Gain Contingency
In October 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”), claiming that a vendor had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. The vendor denied KCSI’s claims and filed a counterclaim.
In April 2017, the parties participated in an evidentiary hearing before a AAA-appointed arbitrator. Subsequently, the parties submitted post-hearing briefs, held closing arguments, and submitted proposed awards to the arbitrator.
On October 2, 2017, the arbitrator issued a partial final award (the “Partial Final Award”) in favor of KCSI. Pursuant to the material portions of the Partial Final Award: (i) KCSI’s claim that the vendor had breached the Agreements was granted; (ii) the vendor’s counterclaim and affirmative defenses were denied; (iii) KCSI was awarded direct damages of $84.3 million; and (iv) KCSI is entitled to pre-judgment interest in an amount to be calculated at an annual rate of 9% pursuant to applicable law. Under the Partial Final Award, KCSI is also entitled to submit a petition seeking an award of certain costs and expenses of the arbitration. On October 11, 2017, KCSI submitted to the arbitrator a supplemental petition seeking pre-judgment interest and an award for certain costs and expenses.There is presently no schedule set for issuance of the final award.
The arbitrator’s decision on the vendor’s liability for breach and the damages for that breach is final, subject to challenge by the vendor on any grounds available under applicable law. On October 10, 2017, KCSI filed a motion to confirm the arbitration award in the United States District Court for the Northern District of Texas seeking confirmation and enforcement of the Partial Final Award. KCSI intends to amend its motion to confirm the arbitration award with respect to the final award to be rendered by the arbitrator that may include some or all of the requested attorneys’ fees, costs and pre-judgment interest.
The Company cannot make any assurance as to the final amount that will actually be awarded or when it will be collected. The Partial Final Award and the final award are treated as gain contingencies for accounting purposes and, accordingly, are not recognized in these Condensed Consolidated Financial Statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $160.4 million in assets managed by FS&C at September 30, 2017 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.6 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $84.0 million ($1.63 per unrestricted common share) for the nine months ended September 30, 2017, compared to Net Loss of $14.4 million ($0.27 per unrestricted common share) for the same period in 2016. Income from Continuing Operations was $84.0 million ($1.63 per unrestricted common share) for the nine months ended September 30, 2017, compared to Loss from Continuing Operations of $16.4 million ($0.31 per unrestricted common share) for the same period in 2016.
Net Income was $47.7 million ($0.92 per unrestricted common share) for the three months ended September 30, 2017, compared to Net Loss of $16.3 million ($0.32 per unrestricted common share) for the same period in 2016. Income from Continuing Operations was $47.8 million ($0.92 per unrestricted common share) for the three months ended September 30, 2017, compared to Loss from Continuing Operations of $18.3 million ($0.36 per unrestricted common share) for the same period in 2016.
A reconciliation of Segment Net Operating Income (Loss) to Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) and to Net Income (Loss) for the nine and three months ended September 30, 2017 and 2016 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Increase (Decrease)	Sep 30, 2017	Sep 30, 2016	Increase (Decrease)
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$5.7	$(9.9)	$15.6	$22.9	$12.1	$10.8
Life & Health Insurance	65.5	7.3	58.2	23.5	(29.4)	52.9
Total Segment Net Operating Income (Loss)	71.2	(2.6)	73.8	46.4	(17.3)	63.7
Corporate and Other Net Operating Loss	(9.7)	(13.8)	4.1	(2.0)	(3.1)	1.1
Consolidated Net Operating Income (Loss)	61.5	(16.4)	77.9	44.4	(20.4)	64.8
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	29.3	15.6	13.7	5.3	7.5	(2.2)
Net Impairment Losses Recognized in Earnings	(6.8)	(15.6)	8.8	(1.9)	(5.4)	3.5
Income (Loss) from Continuing Operations	84.0	(16.4)	100.4	47.8	(18.3)	66.1
Income (Loss) from Discontinued Operations	—	2.0	(2.0)	(0.1)	2.0	(2.1)
Net Income (Loss)	$84.0	$(14.4)	$98.4	$47.7	$(16.3)	$64.0
Net Income
Net Income increased by $98.4 million for the nine months ended September 30, 2017, compared to the same period in 2016. In the Property & Casualty Insurance segment, segment net operating results improved by $15.6 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s nonstandard automobile insurance business, including both its Alliance United Insurance Company (“Alliance United”) business, acquired in April 2015, as well as the Company’s legacy book, lower insurance expenses as a percentage of earned premiums and higher net investment income from alternative investments, partially offset by an unfavorable change in loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development). See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $58.2 million due primarily to a $50.5 million after-tax charge in the third quarter of 2016 to recognize the impact of using death verification databases in the Company’s operations, including to determine its incurred but not reported (“IBNR”) liability for unpaid claims and claims adjustment expenses for life insurance products and, to a lesser extent, higher net investment income and higher earned premiums. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were positively impacted in 2017, compared to 2016, by higher net realized gains on sales of investments and lower net impairment losses recognized in earnings. See MD&A, “Investment Results,” for additional discussion. The Company’s results were also positively impacted in 2017, compared to 2016, by lower interest and other expenses. See MD&A, “Insurance Expenses and Interest and Other Expenses,” for additional discussion.

Summary of Results (continued)
Net Income increased by $64.0 million for the three months ended September 30, 2017, compared to the same period in 2016. In the Property & Casualty Insurance segment, segment net operating results improved by $10.8 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, higher net investment income from alternative investments and lower insurance expenses as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $52.9 million due primarily to the $50.5 million after-tax charge in 2016 noted in the previous paragraph. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were also positively impacted in 2017, compared to 2016, by lower interest expense and lower net impairment losses recognized in earnings, partially offset by lower net realized gains on sales of investments. See MD&A, “Insurance Expenses and Interest and Other Expenses,”and “Investment Results,” for additional discussion.
Revenues
Earned Premiums were $1,744.1 million for the nine months ended September 30, 2017, compared to $1,658.6 million for the same period in 2016, an increase of $85.5 million. Earned Premiums for the nine months ended September 30, 2017 increased by $77.4 million and $8.1 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Property & Casualty Insurance.” and MD&A, “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $598.2 million for the three months ended September 30, 2017, compared to $558.9 million for the same period in 2016, an increase of $39.3 million. Earned Premiums for the three months ended September 30, 2017 increased by $36.6 million and $2.7 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Property & Casualty Insurance,” and MD&A, “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $26.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to a higher rate of return from Alternative Investments and, to a lesser extent, a higher level of investments in fixed income securities, partially offset by a lower level of Alternative Investments and lower yields on fixed income securities. Net investment income from Alternative Investments, which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities, increased by $25.2 million. Alternative investment income from Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liabilities investments included in Equity Securities increased by $18.2 million, $4.9 million and $2.1 million, respectively, for the nine months ended September 30, 2017, compared to the same period in 2016.
Net Investment Income increased by $8.2 million for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to a higher rate of return from Alternative Investments. Net investment income from Alternative Investments increased by $8.0 million. Alternative investment income from Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities increased by $5.9 million, $1.9 million and $0.2 million, respectively, for the three months ended September 30, 2017, compared to the same period in 2016. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” for additional discussion.
Net Realized Gains on Sales of Investments were $45.0 million for the nine months ended September 30, 2017, compared to $24.0 million for the same period in 2016. Net Realized Gains on Sales of Investments were $8.1 million for the three months ended September 30, 2017, compared to $11.6 million for the same period in 2016.
Net Impairment Losses Recognized in Earnings were $10.5 million for the nine months ended September 30, 2017, compared to $24.0 million for the same period in 2016. Net Impairment Losses Recognized in Earnings were $2.9 million for the three months ended September 30, 2017, compared to $8.3 million for the same period in 2016.
See MD&A, “Investment Results,” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.

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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income (Loss) from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income (Loss) for the nine and three months ended September 30, 2017 or 2016.
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

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Premiums Written	$1,336.3	$1,230.8	$466.7	$422.7
Earned Premiums	$1,283.1	$1,205.7	$443.5	$406.9
Net Investment Income	72.5	52.0	27.8	20.4
Other Income	0.9	0.4	0.4	0.1
Total Revenues	1,356.5	1,258.1	471.7	427.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	924.5	913.3	313.1	306.7
Catastrophe Losses and LAE	128.2	97.9	29.8	11.3
Prior Years:
Non-catastrophe Losses and LAE	23.0	(1.3)	1.6	3.1
Catastrophe Losses and LAE	(4.4)	(16.2)	(1.2)	(3.9)
Total Incurred Losses and LAE	1,071.3	993.7	343.3	317.2
Insurance Expenses	287.4	288.8	97.6	94.6
Operating Income (Loss)	(2.2)	(24.4)	30.8	15.6
Income Tax Benefit (Expense)	7.9	14.5	(7.9)	(3.5)
Segment Net Operating Income (Loss)	$5.7	$(9.9)	$22.9	$12.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.0%	75.7%	70.6%	75.4%
Current Year Catastrophe Losses and LAE Ratio	10.0	8.1	6.7	2.8
Prior Years Non-catastrophe Losses and LAE Ratio	1.8	(0.1)	0.4	0.8
Prior Years Catastrophe Losses and LAE Ratio	(0.3)	(1.3)	(0.3)	(1.0)
Total Incurred Loss and LAE Ratio	83.5	82.4	77.4	78.0
Insurance Expense Ratio	22.4	24.0	22.0	23.2
Combined Ratio	105.9%	106.4%	99.4%	101.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.0%	75.7%	70.6%	75.4%
Insurance Expense Ratio	22.4	24.0	22.0	23.2
Underlying Combined Ratio	94.4%	99.7%	92.6%	98.6%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	94.4%	99.7%	92.6%	98.6%
Current Year Catastrophe Losses and LAE Ratio	10.0	8.1	6.7	2.8
Prior Years Non-catastrophe Losses and LAE Ratio	1.8	(0.1)	0.4	0.8
Prior Years Catastrophe Losses and LAE Ratio	(0.3)	(1.3)	(0.3)	(1.0)
Combined Ratio as Reported	105.9%	106.4%	99.4%	101.2%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2017		Sep 30, 2016
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	30	$53.7	34	$29.0
$5 - $10	1	5.0	2	12.5
$10 - $15	2	24.3	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	1	24.4
Greater Than $25	1	45.2	1	32.0
Total	34	$128.2	38	$97.9
Insurance Reserves

(Dollars in Millions)	Sep 30, 2017	Dec 31, 2016
Insurance Reserves:
Automobile	$769.0	$754.1
Homeowners	111.8	88.9
Other	41.2	41.1
Insurance Reserves	$922.0	$884.1
Insurance Reserves:
Loss Reserves:
Case	$570.9	$598.0
Incurred But Not Reported	219.2	158.2
Total Loss Reserves	790.1	756.2
LAE Reserves	131.9	127.9
Insurance Reserves	$922.0	$884.1
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

Property & Casualty Insurance (continued)
Overall
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
The Property & Casualty Insurance segment reported Segment Net Operating Income of $5.7 million for the nine months ended September 30, 2017, compared to Segment Net Operating Loss of $9.9 million for the same period in 2016. Segment net operating results improved by $15.6 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s nonstandard automobile insurance business, including both its Alliance United business, acquired in April 2015, as well as the Company’s legacy book, lower insurance expenses as a percentage of earned premiums and higher net investment income from Alternative Investments, partially offset by an unfavorable change in loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development).
Earned Premiums in the Property & Casualty Insurance segment increased by $77.4 million, as higher average earned premium and higher volume accounted for increases of $76.1 million and $1.3 million, respectively. All product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by nonstandard personal automobile insurance and preferred personal automobile insurance, which had increases due to higher average earned premium of $58.6 million and $9.3 million, respectively. The higher volume was driven primarily by nonstandard personal automobile insurance, which had a volume increase of $28.5 million, partially offset by volume decreases in preferred personal automobile insurance, homeowners insurance and commercial automobile insurance of $11.0 million, $8.8 million and $5.3 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $20.5 million for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to a higher rate of return from Alternative Investments and, to a lesser extent, higher levels of non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $30.1 million in 2017, compared to $13.3 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 72.0% in 2017, an improvement of 3.7 percentage points, compared to 2016, driven primarily by improvements in nonstandard personal automobile insurance, particularly in the Alliance United business, partially offset by deterioration in preferred personal automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $128.2 million in 2017, compared to $97.9 million in 2016, an increase of $30.3 million. This increase was due primarily to higher average severity on catastrophic events with losses and LAE (excluding reserve development) of less than $15 million in 2017, compared to 2016. This increase was partially offset by two large catastrophes, both Texas hailstorms, occurring in 2016 with aggregate estimated losses and LAE of $56.4 million, compared to only one large catastrophe, also a Texas hailstorm, occurring in 2017 with estimated losses and LAE of $45.2 million. Adverse loss and LAE reserve development (including catastrophe reserve development) was $18.6 million in 2017, compared to favorable development of $17.5 million in 2016. Adverse development in 2017 was driven primarily by preferred personal automobile insurance.
Insurance expenses were $287.4 million, or 22.4% of earned premiums, in 2017, an improvement of 1.6 percentage points compared to 2016, driven primarily by a mix shift in business written in the segment toward nonstandard personal automobile insurance, which runs at a lower expense ratio, improvement in the Alliance United expense ratio, an increase in the percentage of software development costs eligible for capitalization as projects moved from the preliminary project stage to the application development stage, cost reduction initiatives and premium growth outpacing growth in fixed costs.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $19.6 million in 2017, compared to $16.8 million in 2016.

Property & Casualty Insurance (continued)
Overall (continued)
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
The Property & Casualty Insurance segment reported Segment Net Operating Income of $22.9 million for the three months ended September 30, 2017, compared to $12.1 million for the same period in 2016. Segment net operating results improved by $10.8 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, higher net investment income from alternative investments and lower insurance expenses as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development).
Earned Premiums in the Property & Casualty Insurance segment increased by $36.6 million for the three months ended September 30, 2017, compared to the same period in 2016, as higher average earned premium and higher volume accounted for increases of $27.0 million and $9.6 million, respectively. All product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by nonstandard personal automobile insurance and preferred personal automobile insurance, which had increases due to higher average earned premium of $20.8 million and $3.4 million, respectively. The higher volume was driven by nonstandard personal automobile insurance, which had a volume increase of $18.5 million, partially offset by volume decreases in preferred personal automobile insurance, homeowners insurance and commercial automobile insurance of $3.5 million, $3.3 million and $1.4 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $7.4 million for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to higher yields on Alternative Investments and, to a lesser extent, higher levels and yields on non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $12.7 million in 2017, compared to $7.2 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 70.6% in 2017, an improvement of 4.8 percentage points, compared to 2016, driven primarily by improvement in nonstandard personal automobile insurance, particularly in the Alliance United business. Catastrophe losses and LAE (excluding reserve development) were $29.8 million in 2017, compared to $11.3 million in 2016. The increase of $18.5 million was due primarily to Hurricanes Harvey and Irma in the third quarter of 2017 and, to a lesser extent, adverse intra-year development on catastrophes occurring in the first six months of 2017. Adverse loss and LAE reserve development (including catastrophe reserve development) was $0.4 million in 2017, compared to favorable loss and LAE reserve development (including catastrophe reserve development) of $0.8 million in 2016.
Insurance expenses were $97.6 million, or 22.0% of earned premiums, in 2017, an improvement of 1.2 percentage points compared to 2016, driven primarily by a mix shift in business written in the segment toward nonstandard personal automobile insurance, which runs at a lower expense ratio, cost reduction initiatives and premium growth outpacing growth in fixed costs.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $7.0 million in 2017, compared to $5.2 million in 2016.
California Wildfires - Fourth Quarter 2017
In early October 2017, a series of wildfires began burning in California. The Company expects to incur significant catastrophe losses and LAE in the fourth quarter of 2017 from these wildfires. See Note 3, Property and Casualty Insurance Reserves, to the Condensed Consolidated Financial Statements for additional discussion related to these subsequent events.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Premiums Written	$321.4	$323.6	$112.6	$114.1

Earned Premiums	$316.3	$318.0	$106.5	$106.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$227.9	$222.3	$74.2	$74.0
Catastrophe Losses and LAE	11.4	11.3	2.8	1.2
Prior Years:
Non-catastrophe Losses and LAE	18.2	0.8	0.8	(0.4)
Catastrophe Losses and LAE	(0.2)	(0.3)	—	—
Total Incurred Losses and LAE	$257.3	$234.1	$77.8	$74.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.0%	69.8%	69.7%	69.5%
Current Year Catastrophe Losses and LAE Ratio	3.6	3.6	2.6	1.1
Prior Years Non-catastrophe Losses and LAE Ratio	5.8	0.3	0.8	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)	—	—
Total Incurred Loss and LAE Ratio	81.3%	73.6%	73.1%	70.2%
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on preferred personal automobile insurance decreased by $1.7 million as lower volume accounted for a decrease of $11.0 million, while higher average earned premium accounted for an increase of $9.3 million. The run-off of the direct-to-consumer business accounted for over 70% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $257.3 million, or 81.3% of earned premiums, in 2017, compared to $234.1 million, or 73.6% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a higher level of adverse loss and LAE reserve development and higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 72.0% in 2017, compared to 69.8% in 2016, a deterioration of 2.2 percentage points due primarily to higher severity of losses, particularly on bodily injury coverage, partially offset by lower frequency of claims on most coverages, particularly bodily injury, and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $11.4 million in 2017, compared to $11.3 million in 2016, both periods experiencing higher losses than average due to Hurricanes Harvey and Irma in 2017, and hailstorms in Texas in both 2017 and 2016. Adverse loss and LAE reserve development was $18.0 million in 2017, compared to $0.5 million in 2016.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance (continued)
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on preferred personal automobile insurance decreased by $0.1 million as lower volume accounted for a decrease of $3.5 million, while higher average earned premium accounted for an increase of $3.4 million. The run-off of the direct-to-consumer business accounted for over 60% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $77.8 million, or 73.1% of earned premiums, in 2017, compared to $74.8 million, or 70.2% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and an unfavorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 69.7% in 2017, compared to 69.5% in 2016, a deterioration of 0.2 percentage points due primarily to higher severity of losses, particularly on bodily injury, property damage and collision coverages, partially offset by lower frequency of claims on most coverages, particularly bodily injury, and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $2.8 million in 2017, compared to $1.2 million in 2016. Loss and LAE reserve development was adverse by $0.8 million in 2017, compared to favorable development of $0.4 million in 2016.
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Premiums Written	$742.5	$628.5	$259.8	$211.4

Earned Premiums	$696.5	$609.4	$246.5	$207.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$545.8	$540.0	$185.5	$179.7
Catastrophe Losses and LAE	5.6	5.8	1.5	1.8
Prior Years:
Non-catastrophe Losses and LAE	0.3	6.9	2.1	2.1
Catastrophe Losses and LAE	(0.2)	(0.1)	(0.1)	(0.1)
Total Incurred Losses and LAE	$551.5	$552.6	$189.0	$183.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	78.4%	88.6%	75.2%	86.7%
Current Year Catastrophe Losses and LAE Ratio	0.8	1.0	0.6	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	—	1.1	0.9	1.0
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	79.2%	90.7%	76.7%	88.6%

Property & Casualty Insurance (continued)
Nonstandard Personal Automobile Insurance (continued)
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on nonstandard personal automobile insurance increased by $87.1 million, as higher average earned premium and higher volume accounted for increases of $58.6 million and $28.5 million, respectively. Incurred losses and LAE were $551.5 million, or 79.2% of earned premiums, in 2017, compared to $552.6 million, or 90.7% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and, to a lesser extent, a lower level of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 78.4% in 2017, compared to 88.6% in 2016, an improvement of 10.2 percentage points due to significant improvement in both the Alliance United and legacy books of business. For Alliance United, underlying losses and LAE as a percentage of related earned premiums improved 14.0 percentage points due primarily to higher average earned premium and, to a lesser extent, lower frequency of liability claims. For the legacy book, underlying losses and LAE as a percentage of related earned premiums improved 4.5 percentage points due primarily to lower frequency of claims, particularly on liability coverages, and higher average earned premium, partially offset by higher severity of losses on most coverages, particularly liability. Catastrophe losses and LAE (excluding reserve development) were $5.6 million in 2017, compared to $5.8 million in 2016. Loss and LAE reserve development was adverse by $0.1 million in 2017, compared to $6.8 million in 2016.
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on nonstandard personal automobile insurance increased by $39.3 million, as higher average earned premium and higher volume accounted for increases of $20.8 million and $18.5 million, respectively. Higher average earned premium was driven primarily by rating actions taken to address rate adequacy, particularly in the Alliance United book of business. Incurred losses and LAE were $189.0 million, or 76.7% of earned premiums, in 2017, compared to $183.5 million, or 88.6% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 75.2% in 2017, compared to 86.7% in 2016, an improvement of 11.5 percentage points due to significant improvement in both the Alliance United and legacy books of business. For Alliance United, underlying losses and LAE as a percentage of related earned premiums improved 16.2 percentage points due primarily to higher average earned premium and lower frequency of liability claims. For the legacy book, underlying losses and LAE as a percentage of related earned premiums improved 3.7 percentage points due primarily to lower frequency of claims, particularly on liability coverages, and higher average earned premium, partially offset by higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $1.5 million in 2017, compared to $1.8 million in 2016. Adverse loss and LAE reserve development was $2.0 million in 2017, compared to $2.0 million in 2016.

Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Premiums Written	$200.1	$205.2	$70.8	$73.1

Earned Premiums	$199.6	$204.2	$66.7	$68.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$103.2	$102.9	$36.9	$36.8
Catastrophe Losses and LAE	108.0	77.7	24.8	7.8
Prior Years:
Non-catastrophe Losses and LAE	3.1	(3.8)	0.9	(0.6)
Catastrophe Losses and LAE	(3.2)	(14.3)	(0.8)	(3.5)
Total Incurred Losses and LAE	$211.1	$162.5	$61.8	$40.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	51.7%	50.4%	55.4%	53.7%
Current Year Catastrophe Losses and LAE Ratio	54.1	38.1	37.2	11.4
Prior Years Non-catastrophe Losses and LAE Ratio	1.6	(1.9)	1.3	(0.9)
Prior Years Catastrophe Losses and LAE Ratio	(1.6)	(7.0)	(1.2)	(5.1)
Total Incurred Loss and LAE Ratio	105.8%	79.6%	92.7%	59.1%
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on homeowners insurance decreased by $4.6 million as lower volume accounted for a decrease of $8.8 million, while higher average earned premium accounted for an increase of $4.2 million. Incurred losses and LAE were $211.1 million, or 105.8% of earned premiums, in 2017, compared to $162.5 million, or 79.6% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding reserve development), a lower level of favorable loss and LAE reserve development and, to a lesser extent, higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of earned premiums were 51.7% in 2017, compared to 50.4% in 2016, a deterioration of 1.3 percentage points due primarily to higher frequency of claims, partially offset by higher average earned premium and lower severity of losses. Catastrophe losses and LAE (excluding reserve development) were $108.0 million in 2017, compared to $77.7 million in 2016. This increase was due primarily to higher average severity on catastrophic events in 2017 with losses and LAE (excluding reserve development) of less than $15 million, compared to 2016, partially offset by the impact of the aggregate loss from the two aforementioned Texas hailstorms that occurred in 2016 exceeding the loss from the aforementioned Texas hailstorm that occurred in 2017. Favorable loss and LAE reserve development was $0.1 million in 2017, compared to $18.1 million in 2016.

Property & Casualty Insurance (continued)
Homeowners Insurance (continued)
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on homeowners insurance decreased by $1.8 million as lower volume accounted for a decrease of $3.3 million, while higher average earned premium accounted for an increase of $1.5 million. Incurred losses and LAE were $61.8 million, or 92.7% of earned premiums, in 2017, compared to $40.5 million, or 59.1% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding reserve development), an unfavorable change in loss and LAE reserve development and, to a lesser extent, higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of earned premiums were 55.4% in 2017, compared to 53.7% in 2016, a deterioration of 1.7 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims and, to a lesser extent, higher average earned premium. Catastrophe losses and LAE were $24.8 million in 2017, compared to $7.8 million in 2016. This increase was due primarily to Hurricanes Harvey and Irma in the third quarter of 2017 and, to a lesser extent, higher adverse intra-year development on first and second quarter catastrophe losses and LAE in 2017. Adverse loss and LAE reserve development was $0.1 million in 2017, compared to favorable development of $4.1 million in 2016.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Premiums Written	$40.6	$40.0	$12.6	$12.5

Earned Premiums	$38.5	$40.2	$13.1	$13.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$30.8	$31.8	$11.3	$10.4
Catastrophe Losses and LAE	0.7	0.9	0.2	0.4
Prior Years:
Non-catastrophe Losses and LAE	2.1	0.1	(1.3)	4.2
Catastrophe Losses and LAE	(0.1)	(0.1)	(0.1)	(0.1)
Total Incurred Losses and LAE	$33.5	$32.7	$10.1	$14.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.0%	79.1%	86.3%	78.2%
Current Year Catastrophe Losses and LAE Ratio	1.8	2.2	1.5	3.0
Prior Years Non-catastrophe Losses and LAE Ratio	5.5	0.2	(9.9)	31.6
Prior Years Catastrophe Losses and LAE Ratio	(0.3)	(0.2)	(0.8)	(0.8)
Total Incurred Loss and LAE Ratio	87.0%	81.3%	77.1%	112.0%
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on commercial automobile insurance decreased by $1.7 million as lower volume accounted for a decrease of $5.3 million, while higher average earned premium accounted for an increase of $3.6 million. Incurred losses and LAE were $33.5 million, or 87.0% of earned premiums, in 2017, compared to $32.7 million, or 81.3% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher adverse loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 80.0% in 2017, compared to 79.1% in 2016, a deterioration of 0.9 percentage point due primarily to higher severity of losses on all coverages, particularly bodily injury, partially offset by lower frequency of claims on most coverages and higher average earned premium. Loss and LAE reserve development was adverse by $2.0 million in 2017, compared to flat in 2016.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance (continued)
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on commercial automobile insurance decreased by $0.2 million as lower volume accounted for a decrease of $1.4 million, while higher average earned premium accounted for an increase of $1.2 million. Incurred losses and LAE were $10.1 million, or 77.1% of earned premiums, in 2017, compared to $14.9 million, or 112.0% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due to a favorable change in loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 86.3% in 2017, compared to 78.2% in 2016, a deterioration of 8.1 percentage points due primarily to higher severity of losses on most coverages, particularly liability, partially offset by lower frequency of claims on most coverages, particularly bodily injury, and higher average earned premium. Loss and LAE reserve development was favorable by $1.4 million in 2017, compared to adverse development of $4.1 million in 2016.
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Premiums Written	$31.7	$33.5	$10.9	$11.6

Earned Premiums	$32.2	$33.9	$10.7	$11.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$16.8	$16.3	$5.2	$5.8
Catastrophe Losses and LAE	2.5	2.2	0.5	0.1
Prior Years:
Non-catastrophe Losses and LAE	(0.7)	(5.3)	(0.9)	(2.2)
Catastrophe Losses and LAE	(0.7)	(1.4)	(0.2)	(0.2)
Total Incurred Losses and LAE	$17.9	$11.8	$4.6	$3.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	52.2%	48.0%	48.6%	51.4%
Current Year Catastrophe Losses and LAE Ratio	7.8	6.5	4.7	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	(2.2)	(15.6)	(8.4)	(19.5)
Prior Years Catastrophe Losses and LAE Ratio	(2.2)	(4.1)	(1.9)	(1.8)
Total Incurred Loss and LAE Ratio	55.6%	34.8%	43.0%	31.0%
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on other personal insurance decreased by $1.7 million as lower volume accounted for a decrease of $2.1 million, while higher average earned premium accounted for an increase of $0.4 million. Incurred losses and LAE were $17.9 million, or 55.6% of earned premiums, in 2017, compared to $11.8 million, or 34.8% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a lower level of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 52.2% in 2017, compared to 48.0% in 2016, a deterioration of 4.2 percentage points due primarily to higher severity of losses on most coverages, partially offset by lower frequency of umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $2.5 million in 2017, compared to $2.2 million in 2016. Favorable loss and LAE reserve development was $1.4 million in 2017, compared to $6.7 million in 2016.

Property & Casualty Insurance (continued)
Other Personal Insurance (continued)
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums on other personal insurance decreased by $0.6 million as lower volume accounted for a decrease of $0.7 million, while higher average premium accounted for an increase of $0.1 million. Incurred losses and LAE were $4.6 million, or 43.0% of earned premiums, in 2017, compared to $3.5 million, or 31.0% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding reserve development), partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 48.6% in 2017, compared to 51.4% in 2016, an improvement of 2.8 percentage points due primarily to a favorable change in intra-year development, partially offset by higher frequency of umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $0.5 million in 2017, compared to $0.1 million in 2016. Favorable loss and LAE reserve development was $1.1 million in 2017, compared to $2.4 million in 2016.
Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Earned Premiums	$461.0	$452.9	$154.7	$152.0
Net Investment Income	163.8	159.6	55.9	54.5
Other Income	1.9	1.9	0.7	0.7
Total Revenues	626.7	614.4	211.3	207.2
Policyholders’ Benefits and Incurred Losses and LAE	293.6	368.8	96.8	173.0
Insurance Expenses	233.3	235.0	78.5	79.9
Operating Profit (Loss)	99.8	10.6	36.0	(45.7)
Income Tax Benefit (Expense)	(34.3)	(3.3)	(12.5)	16.3
Segment Net Operating Income (Loss)	$65.5	$7.3	$23.5	$(29.4)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2017	Dec 31, 2016
Insurance Reserves:
Future Policyholder Benefits	$3,345.7	$3,311.5
Incurred Losses and LAE Reserves:
Life	141.6	141.9
Accident and Health	22.5	21.9
Property	7.3	4.5
Total Incurred Losses and LAE Reserves	171.4	168.3
Insurance Reserves	$3,517.1	$3,479.8
Overall
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it will cross-reference its life insurance policies against death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the nine and three months ended September 30, 2016 included a pre-tax charge of $77.8 million to recognize the impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products.

Life & Health Insurance (continued)
Overall (continued)
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums in the Life & Health Insurance segment increased by $8.1 million for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to higher volume from accident and health insurance products offered by Reserve National Insurance Company (“Reserve National”), partially offset by lower earned premiums on property insurance products offered by Kemper Home Service Companies (“KHSC”) .
Net Investment Income increased by $4.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to higher levels of non-alternative investments and higher investment returns from Alternative Investments, partially offset by lower yields on non-alternative investments.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $75.2 million in 2017, compared to the same period in 2016. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $2.6 million due primarily to higher incurred losses and LAE on accident and health insurance largely in line with a higher volume of accident and health insurance earned premiums, partially offset by lower policyholders’ benefits on life insurance. Expenses in the Life & Health Insurance segment decreased by $1.7 million due primarily to a change in the mix of deferrable and non-deferrable agent compensation for the KHSC and lower general expenses for KHSC, partially offset by higher commission and amortization expense for Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $65.5 million for the nine months ended September 30, 2017, compared to $7.3 million in 2016.
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned Premiums in the Life & Health Insurance segment increased by $2.7 million for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to higher volume from accident and health insurance products offered by Reserve National, partially offset by lower earned premiums on life insurance and property insurance.
Net Investment Income increased by $1.4 million for the three months ended September 30, 2017, compared to the same period in 2016, due primarily to higher investment returns from Alternative Investments and higher levels of non-alternative investments, partially offset by lower yields on non-alternative investments.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $76.2 million in 2017, compared to the same period in 2016. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $1.6 million due primarily to higher incurred losses and LAE on accident and health insurance largely in line with a higher volume of accident and health insurance earned premiums and higher incurred losses and LAE on property insurance, partially offset by lower policyholders’ benefits on life insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $1.4 million in 2017, compared to 2016, due primarily to lower fringe benefit costs, a change in the mix of deferrable and non-deferrable agent compensation for KHSC and lower legal expenses for KHSC, partially offset by higher commission and amortization expense for Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $23.5 million for the three months ended September 30, 2017, compared to Segment Net Operating Loss of $29.4 million in 2016.

Life & Health Insurance (continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Earned Premiums	$285.6	$285.7	$94.5	$95.8
Net Investment Income	158.4	154.6	54.1	52.7
Other Income	1.7	1.6	0.6	0.6
Total Revenues	445.7	441.9	149.2	149.1
Policyholders’ Benefits and Incurred Losses and LAE	207.3	288.3	66.4	146.5
Insurance Expenses	156.2	158.2	53.0	54.9
Operating Profit (Loss)	82.2	(4.6)	29.8	(52.3)
Income Tax Benefit (Expense)	(28.2)	1.9	(10.3)	18.6
Total Product Line Net Operating Income (Loss)	$54.0	$(2.7)	$19.5	$(33.7)
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned premiums on life insurance decreased by $0.1 million in 2017, compared to 2016. Policyholders’ benefits on life insurance were $207.3 million in 2017, compared to $288.3 million in 2016, a decrease of $81.0 million. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE decreased by $3.2 million due primarily to lower benefits provided for life insurance products offered by Reserve National. Insurance Expenses decreased by $2.0 million in 2017, compared to 2016, to a change in the mix of deferrable and non-deferrable agent compensation for the KHSC, partially offset by higher commission and other general expenses for Reserve National.
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned premiums on life insurance decreased by $1.3 million in 2017, compared to 2016, due primarily to the termination of the relationship between Reserve National and one of its brokers. Policyholders’ benefits on life insurance were $66.4 million in 2017, compared to $146.5 million in 2016, a decrease of $80.1 million. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE decreased $2.3 million due primarily to lower benefits provided for life insurance products offered by Reserve National. Insurance Expenses decreased by $1.9 million in 2017, compared to 2016, due primarily to lower fringe benefit costs, a change in the mix of deferrable and non-deferrable agent compensation and lower legal expenses for KHSC, partially offset by higher commission and other general expenses for Reserve National.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Earned Premiums	$120.6	$111.2	$42.0	$37.6
Net Investment Income	4.0	4.0	1.3	1.4
Other Income	0.2	0.3	0.1	0.1
Total Revenues	124.8	115.5	43.4	39.1
Policyholders’ Benefits and Incurred Losses and LAE	65.9	60.7	22.9	19.9
Insurance Expenses	52.5	50.3	17.6	16.4
Operating Profit	6.4	4.5	2.9	2.8
Income Tax Expense	(2.4)	(1.6)	(1.2)	(1.0)
Total Product Line Net Operating Income	$4.0	$2.9	$1.7	$1.8

Life & Health Insurance (continued)
Accident and Health Insurance (continued)
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned premiums on accident and health insurance increased by $9.4 million in 2017, compared to 2016, due primarily to higher volume on accident and health insurance products offered by Reserve National and, to a lesser extent, lower accrued medical loss ratio (“MLR”) premium rebates. Incurred accident and health insurance losses were $65.9 million, or 54.6% of accident and health insurance earned premiums, in 2017, compared to $60.7 million, or 54.6% of accident and health insurance earned premiums, in 2016. There was no change in incurred accident and health insurance losses as a percentage of earned as the impact of lower average claim costs in other supplemental products offered by KHSC was offset by higher incurred claims on Medicare and other supplemental products offered by Reserve National. Insurance Expenses increased by $2.2 million in 2017, compared to 2016, due primarily to the higher commission expense for Reserve National due in part to higher volume of earned premiums.
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned premiums on accident and health insurance increased by $4.4 million in 2017, compared to 2016, due primarily to higher volume and lower accrued MLR premium rebates. Incurred accident and health insurance losses were $22.9 million, or 54.5% of accident and health insurance earned premiums, in 2017, compared to $19.9 million, or 52.9% of accident and health insurance earned premiums, in 2016. Incurred accident and health insurance losses increased as a percentage of earned premiums due primarily to higher incurred claims on hospitalization and Medicare supplement products offered by Reserve National, partially offset by lower incurred claims on other supplemental products. Insurance Expenses increased by $1.2 million in 2017, compared to 2016, due primarily to higher commission expense for Reserve National due in part to higher volume of earned premiums.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Earned Premiums	$54.8	$56.0	$18.2	$18.6
Net Investment Income	1.4	1.0	0.5	0.4
Total Revenues	56.2	57.0	18.7	19.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	13.4	15.4	3.9	5.6
Catastrophe Losses and LAE	5.9	4.6	3.3	1.4
Prior Years:
Non-catastrophe Losses and LAE	0.4	—	0.1	(0.3)
Catastrophe Losses and LAE	0.7	(0.2)	0.2	(0.1)
Total Incurred Losses and LAE	20.4	19.8	7.5	6.6
Insurance Expenses	24.6	26.5	7.9	8.6
Operating Profit	11.2	10.7	3.3	3.8
Income Tax Expense	(3.7)	(3.6)	(1.0)	(1.3)
Total Product Line Net Operating Income	$7.5	$7.1	$2.3	$2.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	24.4%	27.6%	21.5%	30.1%
Current Year Catastrophe Losses and LAE Ratio	10.8	8.2	18.1	7.5
Prior Years Non-catastrophe Losses and LAE Ratio	0.7	—	0.5	(1.6)
Prior Years Catastrophe Losses and LAE Ratio	1.3	(0.4)	1.1	(0.5)
Total Incurred Loss and LAE Ratio	37.2%	35.4%	41.2%	35.5%
Nine Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned premiums on property insurance decreased by $1.2 million in 2017, compared to 2016. Incurred losses and LAE on property insurance were $20.4 million, or 37.2% of property insurance earned premiums, in 2017, compared to $19.8 million, or 35.4% of property insurance earned premiums, in 2016. Underlying losses and LAE on property insurance were $13.4 million, or 24.4% of property insurance earned premiums, in 2017, compared to $15.4 million, or 27.6% of property insurance earned premiums, in 2016, and decreased due primarily to lower frequency of claims. Catastrophe losses and LAE (excluding development), net of reinsurance recoveries from the Florida Hurricane Catastrophe Fund (the “FHCF”), were $5.9 million in 2017, compared to $4.6 million in 2016. Catastrophe Losses and LAE, net of reinsurance recoveries from the FHCF, in 2017 included catastrophe losses and LAE of $3.2 million from Hurricanes Harvey and Irma. Unfavorable loss and LAE reserve development was $1.1 million in 2017, compared to favorable loss and LAE reserve development of $0.2 million in 2016.
Three Months Ended September 30, 2017 Compared to the Same Period in 2016
Earned premiums on property insurance decreased by $0.4 million in 2017, compared to 2016. Incurred losses and LAE on property insurance were $7.5 million, or 41.2% of property insurance earned premiums, in 2017, compared to $6.6 million, or 35.5% of property insurance earned premiums, in 2016. Underlying losses and LAE on property insurance were $3.9 million, or 21.5% of property insurance earned premiums, in 2017, compared to $5.6 million, or 30.1% of property insurance earned premiums, in 2016, and decreased due primarily to lower frequency and severity of claims. Catastrophe losses and LAE (excluding development), net of reinsurance recoveries from the FHCF, were $3.3 million in 2017, compared to $1.4 million in 2016. Catastrophe Losses and LAE, net of reinsurance recoveries from the FHCF, in 2017 included catastrophe losses and LAE of $3.2 million from Hurricanes Harvey and Irma. Unfavorable loss and LAE reserve development was $0.3 million in 2017, compared to favorable loss and LAE reserve development of $0.4 million in 2016.

Investment Results
Investment Income
Net Investment Income for the nine and three months ended September 30, 2017 and 2016 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Investment Income (Loss):
Interest on Fixed Income Securities	$184.0	$181.2	$61.8	$61.4
Dividends on Equity Securities Excluding Alternative Investments	7.0	9.0	2.6	2.7
Alternative Investments:
Equity Method Limited Liability Investments	21.9	3.7	11.1	5.2
Fair Value Option Investments	1.0	(3.9)	0.5	(1.4)
Limited Liability Investments Included in Equity Securities	18.7	16.6	5.9	5.7
Total Alternative Investments	41.6	16.4	17.5	9.5
Short-term Investments	1.0	0.4	0.5	0.2
Loans to Policyholders	15.7	16.1	4.9	5.4
Real Estate	8.3	8.9	2.6	3.0
Other	0.2	—	0.1	—
Total Investment Income	257.8	232.0	90.0	82.2
Investment Expenses:
Real Estate	7.7	8.4	2.6	2.9
Other Investment Expenses	5.5	5.2	1.5	1.6
Total Investment Expenses	13.2	13.6	4.1	4.5
Net Investment Income	$244.6	$218.4	$85.9	$77.7
Net Investment Income was $244.6 million and $218.4 million for the nine months ended September 30, 2017 and 2016, respectively. Net Investment Income increased by $26.2 million in 2017 due primarily to higher investment returns from Alternative Investments and a higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities and lower dividends on common and preferred stocks.
Net Investment Income was $85.9 million and $77.7 million for the three months ended September 30, 2017 and 2016, respectively. Net Investment Income increased by $8.2 million in 2017 due primarily to higher investment returns from Alternative Investments and a higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	$44.8	$24.9	$7.9	$12.1
Losses on Sales	(0.5)	(1.3)	—	(0.8)
Net Impairment Losses Recognized in Earnings	(10.5)	(24.0)	(2.9)	(8.3)
Net Gains on Trading Securities	0.7	0.4	0.2	0.3
Net Gain (Loss) Recognized in Condensed Consolidated Statements of Operations	34.5	—	5.2	3.3
Recognized in Other Comprehensive Income (Loss)	83.6	217.2	15.7	(8.3)
Total Comprehensive Investment Gains (Losses)	$118.1	$217.2	$20.9	$(5.0)

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Fixed Maturities:
Gains on Sales	$7.3	$14.1	$2.4	$2.7
Losses on Sales	(0.4)	(1.1)	—	(0.8)
Equity Securities:
Gains on Sales	31.1	9.8	3.9	9.3
Losses on Sales	—	(0.1)	—	—
Equity Method Limited Liability Investments:
Gains on Sales	—	—	—	—
Losses on Sales	—	—	—	—
Real Estate:
Gains on Sales	6.4	1.0	1.6	0.1
Losses on Sales	—	—	—	—
Other:
Losses on Sales	(0.1)	(0.1)	—	—
Net Gains on Trading Securities	0.7	0.4	0.2	0.3
Net Realized Gains on Sales of Investments	$45.0	$24.0	$8.1	$11.6

Gross Gains on Sales	$44.8	$24.9	$7.9	$12.1
Gross Losses on Sales	(0.5)	(1.3)	—	(0.8)
Net Gains on Trading Securities	0.7	0.4	0.2	0.3
Net Realized Gains on Sales of Investments	$45.0	$24.0	$8.1	$11.6
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2017		Sep 30, 2016		Sep 30, 2017		Sep 30, 2016
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(9.8)	8	$(21.8)	10	$(2.9)	3	$(8.3)	5
Equity Securities	(0.7)	2	(2.2)	13	—	—	—	—
Net Impairment Losses Recognized in Earnings	$(10.5)		$(24.0)		$(2.9)		$(8.3)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2017, 90% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2017 and December 31, 2016:

		Sep 30, 2017		Dec 31, 2016
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,319.3	63.4%	$3,280.4	64.0%
2	BBB	1,389.6	26.5	1,338.2	26.1
3-4	BB, B	337.5	6.4	321.6	6.3
5-6	CCC or Lower	196.4	3.7	184.7	3.6
Total Investments in Fixed Maturities		$5,242.8	100.0%	$5,124.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $6.7 million and $12.7 million at September 30, 2017 and December 31, 2016, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2017 and December 31, 2016:

	Sep 30, 2017		Dec 31, 2016
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$359.1	5.4%	$336.3	5.1%
States and Political Subdivisions:
States	614.7	9.2	655.3	9.9
Political Subdivisions	171.9	2.6	174.7	2.6
Revenue Bonds	936.4	14.1	884.9	13.4
Foreign Governments	3.3	—	3.4	0.1
Total Investments in Governmental Fixed Maturities	$2,085.4	31.3%	$2,054.6	31.1%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2017 and December 31, 2016.

	Sep 30, 2017		Dec 31, 2016
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,221.7	18.4%	$1,227.8	18.6%
Finance, Insurance and Real Estate	767.9	11.5	742.6	11.2
Services	436.8	6.6	391.6	5.9
Transportation, Communication and Utilities	369.1	5.5	364.1	5.5
Mining	166.2	2.5	157.2	2.4
Retail Trade	103.9	1.6	101.9	1.5
Wholesale Trade	73.4	1.1	69.2	1.0
Agriculture, Forestry and Fishing	14.7	0.2	14.4	0.2
Other	3.7	0.1	1.5	—
Total Investments in Non-governmental Fixed Maturities	$3,157.4	47.5%	$3,070.3	46.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2017.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	459	$936.5
$5 -$10	139	922.1
$10 - $20	69	914.9
$20 - $30	13	317.2
Greater Than $30	2	66.7
Total	682	$3,157.4
The Company’s short-term investments primarily consist of U.S. treasury bills, commercial paper, overnight repurchase agreements, overnight interest bearing accounts, money market funds and certificates of deposits. At September 30, 2017, the Company had $157.4 million invested in U.S. treasury bills, $39.9 million invested in commercial paper, $26.4 million invested in money market funds which primarily invest in U.S. Treasury securities and $15.1 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2017:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$102.0	1.5%
Georgia	88.8	1.3
Michigan	88.1	1.3
Louisiana	73.4	1.1
Ohio	72.7	1.1
Colorado	66.0	1.0
Virginia	65.0	1.0
Florida	62.3	0.9
Wisconsin	57.2	0.9
Equity Securities—Other Equity Interests:
iShares® Core S&P 500 ETF	84.3	1.3
Total	$759.8	11.4%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in hedge funds, distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2017 and December 31, 2016 is presented below.

	Unfunded Commitment	Reported Value
Asset Class	Sep 30, 2017	Sep 30, 2017	Dec 31, 2016
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$60.8	$62.5	$63.2
Distressed Debt	—	57.3	65.4
Secondary Transactions	18.9	21.4	27.3
Senior Debt	2.7	5.6	6.6
Leveraged Buyout	0.1	2.9	—
Growth Equity	—	5.7	4.6
Other	—	4.7	8.8
Total Equity Method Limited Liability Investments	82.5	160.1	175.9
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	82.9	104.3	97.6
Senior Debt	30.8	33.8	36.4
Distressed Debt	3.6	17.6	18.8
Secondary Transactions	10.3	9.8	11.9
Leveraged Buyout	3.1	6.2	6.5
Other	2.3	31.2	38.4
Total Reported as Other Equity Interests at Fair Value	133.0	202.9	209.6
Reported as Fair Value Option Investments:
Hedge Funds	—	77.1	111.4
Total Investments in Limited Liability Companies and Limited Partnerships	$215.5	$440.1	$496.9
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the nine and three months ended September 30, 2017 and 2016 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Insurance Expenses:
Commissions	$320.5	$301.5	$109.6	$102.9
General Expenses	148.1	157.1	50.2	51.2
Taxes, Licenses and Fees	40.4	37.5	13.8	12.4
Total Costs Incurred	509.0	496.1	173.6	166.5
Policy Acquisition Costs:
Deferred	(262.3)	(237.1)	(91.6)	(82.3)
Amortized	234.6	225.3	80.4	76.0
Net Policy Acquisition Costs Amortized	(27.7)	(11.8)	(11.2)	(6.3)
Amortization of Insurance in Force	3.9	4.5	1.3	1.5
Insurance Expenses	485.2	488.8	163.7	161.7
Interest Expense	26.9	33.4	7.8	11.1
Other Expenses:
Curtailment Gains, Net	—	(2.6)	—	—
Loss on Cash Flow Hedge	1.1	—	—	—
Other	31.1	34.2	10.4	10.9
Other Expenses	32.2	31.6	10.4	10.9
Interest and Other Expenses	59.1	65.0	18.2	22.0
Total Expenses	$544.3	$553.8	$181.9	$183.7
Insurance Expenses was $485.2 million for the nine months ended September 30, 2017, compared to $488.8 million for the same period in 2016. Insurance Expenses decreased by $3.6 million in 2017 due primarily to a lower premium deficiency in the Alliance United nonstandard personal automobile book of business, which allows for a higher percentage of acquisition costs to be deferred, an increase in the percentage of software development costs eligible for capitalization as projects moved from the preliminary project stage to the application development stage, and cost reduction initiatives, partially offset by growth in business.
Insurance Expenses was $163.7 million for the three months ended September 30, 2017, compared to $161.7 million for the same period in 2016. Insurance Expenses increased by $2.0 million in 2017 due primarily to growth in business, partially offset by cost reduction initiatives.
Interest and Other Expenses was $59.1 million for the nine months ended September 30, 2017, compared to $65.0 million for the same period in 2016. Interest expense decreased by $6.5 million in 2017 due primarily to lower levels of debt outstanding and a lower average effective interest rate thereon. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $0.6 million in 2017 due primarily to net curtailment gains recognized in 2016, higher employee compensation and a charge to earnings in 2017 to record the ineffective portion of a hedging relationship related to an anticipated debt issuance, partially offset by lower pension expense in 2017 resulting from a longer amortization period to amortize actuarial losses. In the second quarter of 2016, the Company froze benefit accruals under the Company’s defined benefit pension plans.
Interest and Other Expenses was $18.2 million for the three months ended September 30, 2017, compared to $22.0 million for the same period in 2016. Interest expense decreased by $3.3 million in 2017 due primarily to lower levels of debt outstanding and a lower average effective interest rate thereon. Other expense decreased by $0.5 million in 2017.

Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income, dividends received deductions and a permanent difference between the amount of long-term equity-based equity compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income. Tax-exempt investment income and dividends received deductions collectively were $21.5 million for the nine months ended September 30, 2017, compared to $21.1 million for the same period in 2016. Tax-exempt investment income and dividends received deductions collectively were $7.8 million for the three months ended September 30, 2017, compared to $8.0 million for the same period in 2016. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.2 million lower than the amount that would be deductible under the Internal Revenue Code for the nine months ended September 30, 2017. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.7 million lower than the amount that would be deductible under the Internal Revenue Code for the three months ended September 30, 2017.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to October 1, 2017. The impact of adoption was not material. With the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after September 30, 2017 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. There were no outstanding borrowings at September 30, 2017 or December 31, 2016 under the credit agreement.
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
Trinity and United Insurance are members of the FHLB of Dallas and Chicago, respectively. During the first nine months of 2017, Trinity and United Insurance obtained various advances under their respective agreements with the FHLB of Dallas and Chicago, all of which were repaid during such period. Trinity’s outstanding advances from the FHLB of Dallas did not exceed $60.0 million at any point in time during the first nine months of 2017. United Insurance’s outstanding advances from the FHLB of Chicago did not exceed $80.0 million at any point in time during the first nine months of 2017. During the first nine months of 2016, Trinity borrowed and repaid one advance of $10.0 million under its agreement with the FHLB of Dallas. United Insurance did not borrow under its agreement with the FHLB of Chicago during the first nine months of 2016. There were no advances from the FHLB of Dallas or Chicago outstanding at either September 30, 2017 or December 31, 2016.
See Note 4, “Debt,” to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources (continued)
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends of $88.1 million to Kemper during the first nine months of 2017. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $30 million in dividends to Kemper during the remainder of 2017 without prior regulatory approval.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first, second and third quarters of 2017. Dividends and dividend equivalents paid were $37.1 million for the nine months ended September 30, 2017.
Sources of Funds
Kemper directly held cash and investments totaling $188.2 million at September 30, 2017, compared to $298.7 million at December 31, 2016.
Primary sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Dallas and Chicago. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it will cross-reference its life insurance policies against death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. The Company expects that it will take several years to complete the initial outreach process. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $164.5 million for the nine months ended September 30, 2017, compared to $170.5 million for the same period in 2016.
Net Cash Used by Financing Activities was $193.1 million for the nine months ended September 30, 2017, compared to $38.5 million for the same period in 2016. Kemper used $360.0 million of cash to repay long-term debt for the nine months ended September 30, 2017. Net proceeds from the issuance of long-term debt provided $200.2 million of cash for the nine months ended September 30, 2017. Kemper did not repurchase any shares of its common stock during the nine months ended September 30, 2017. Kemper used $3.8 million of cash during the first nine months of 2016 to repurchase shares. Kemper used $37.1 million of cash to pay dividends for the nine months ended September 30, 2017, compared to $36.9 million of cash used to pay dividends in the same period of 2016. The quarterly dividend rate was $0.24 per common share for the first, second and third quarters of 2017 and each quarter of 2016.

Liquidity and Capital Resources (continued)
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities was $50.5 million for the nine months ended September 30, 2017, compared to Net Cash Used by Investing Activities of $122.6 million for the same period in 2016. Short-term investments investing activities provided $40.4 million of cash for the nine months ended September 30, 2017, compared to net cash used of $68.5 million for the same period in 2016. Fixed Maturities investing activities used net cash of $34.1 million for the nine months ended September 30, 2017, compared to $117.4 million for the same period in 2016. Equity Securities investing activities used net cash of $3.2 million for the nine months ended September 30, 2017, compared to net cash provided of $42.4 million for the same period in 2016. Equity Method Limited Liability Investments investing activities provided net cash of $21.8 million for the nine months ended September 30, 2017, compared to $2.4 million for the same period in 2016. Net cash provided by Fair Value Option Investments investing activities was $35.2 million for the nine months ended September 30, 2017, compared to $34.5 million for the same period in 2016. Net cash provided by the Sales of Investment Real Estate was $26.2 million for the nine months ended September 30, 2017, compared to $7.5 million in the same period in 2016. Net cash used for the acquisition and development of software was $28.8 million for the nine months ended September 30, 2017, compared to $8.8 million for the same period in 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended September 30, 2017 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions) (1)
July 2017	—	$—	—	$243.7
August 2017	—	$—	—	$243.7
September 2017	—	$—	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock.
Item 6. Exhibits
The Exhibit Index that follows has been filed as part of this report. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

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
X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	October 30, 2017	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2017	/S/ JAMES J. MCKINNEY
James J. McKinney
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2017	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)