Form 10-K
period 2017-12-31
KEMPER Corp
filed 2018-02-13
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
           Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.0 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 51,463,199 shares of common stock outstanding as of January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2017 Annual Report on Form 10-K (the “2017 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2017 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2017 Annual Report, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate

•
Evolving practices and interpretations by regulators and courts that increase operating costs and potential liabilities, particularly any that involve retroactive application of new requirements, including, but not limited to, state initiatives related to unclaimed property laws or claims handling practices with respect to life insurance policies and the proactive use of death verification databases;

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

•
The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses and implementing significant business initiatives, including, but not limited to, those related to expense and claims savings, consolidations, reorganizations and technology;

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

•
Expected benefits and synergies from mergers, acquisitions and/or divestitures that may not be realized to the extent anticipated, within expected time frames or at all, due to a number of factors including, but not limited to, the loss of key agents/brokers, customers or employees, increased costs, fees, expenses and related charges and delays caused by factors outside of the Company’s control;

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

•
Increased costs and risks related to cybersecurity and information technology, including, but not limited to, identity theft, data breaches and system disruptions affecting services and actions taken to minimize the risks thereof; and

Factors Relating to the Proposed Acquisition of Infinity Property and Casualty Corporation (“Infinity”)

•
The satisfaction of the conditions precedent to the consummation of the Merger, including, without limitation, the receipt of shareholder and regulatory approvals (including approvals, authorizations and clearance by antitrust authorities and insurance regulators necessary to complete such proposed merger transaction) on the terms desired or anticipated (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of such proposed merger transaction);

•	Unanticipated difficulties or expenditures relating to such proposed merger transaction;

•	Risks relating to the value of Kemper common stock to be issued in the proposed transaction;

•
Disruptions of Kemper’s and Infinity’s current plans, operations and relationships with third persons caused by the announcement and pendency of such proposed merger transaction, including, without limitation, the ability of the combined company to hire and retain any personnel; and

•	Legal proceedings that may be instituted against Kemper and Infinity following announcement of such proposed merger transaction.

Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”).
Kemper cannot provide any assurances that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2017 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

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

(a) GENERAL DEVELOPMENT OF BUSINESS
Registrant is a holding company incorporated under the laws of the State of Delaware in 1990, with equity securities traded on the New York Stock Exchange (the “NYSE”). On August 25, 2011, Registrant adopted its current name, Kemper Corporation, and changed its NYSE ticker symbol to KMPR. Prior to the name change, the Registrant was known as Unitrin, Inc. and traded under the NYSE ticker symbol UTR.
Pending Acquisition of Infinity
On February 13, 2018, Kemper and Infinity announced that they had entered into an Agreement and Plan of Merger (the “Infinity Merger Agreement”), by and among Kemper, Vulcan Sub, Inc., an Ohio corporation and a wholly owned subsidiary of Kemper (“Kemper Merger Sub”), and Infinity, under which Kemper will acquire Infinity in a cash and stock transaction. Pursuant to the Infinity Merger Agreement, Kemper Merger Sub will merge with and into Infinity, with Infinity surviving as a wholly owned subsidiary of Kemper (the “Infinity Merger”). The Infinity Merger is expected to close in the third quarter of 2018, subject to the satisfaction or waiver of applicable closing conditions, including the approval of shareholders of both companies and receipt of required regulatory clearances and approvals. Additional information pertaining to the Infinity Merger and the Infinity Merger Agreement is contained in Item 1A., “Risk Factors” and Note 26, “Subsequent Events,” to the Consolidated Financial Statements appearing in Item 8 of Part II of this 2017 Annual Report and our current report on Form 8-K filed with the SEC on the date hereof and subsequent filings with the SEC.

(b) BUSINESS SEGMENT FINANCIAL DATA
Financial information about Kemper’s business segments for the years ended December 31, 2017, 2016 and 2015 is contained in the following sections of this 2017 Annual Report and is incorporated herein by reference: (i) Note 18, “Business Segments,” to the Consolidated Financial Statements and (ii) MD&A.
(c) DESCRIPTION OF BUSINESS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 5,550 full-time associates supporting their operations, of which approximately 1,850 are employed in the Property & Casualty Insurance segment, approximately 3,200 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.

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
Earned premiums from automobile insurance accounted for 61%, 58% and 54% of the Company’s consolidated insurance premiums earned in 2017, 2016 and 2015, respectively. Revenues from automobile insurance accounted for 55%, 53% and 48% of Kemper’s consolidated revenues from continuing operations in 2017, 2016 and 2015, respectively. Automobile insurance products include personal automobile insurance, ranging from preferred to nonstandard risks, and commercial automobile insurance. Nonstandard personal automobile insurance policyholders tend to have difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Homeowners insurance accounted for 11%, 12% and 14% of the Company’s consolidated insurance premiums earned in 2017, 2016 and 2015, respectively. Homeowners insurance accounted for 11%, 12% and 13% of the Company’s consolidated revenues from continuing operations in 2017, 2016 and 2015, respectively.
The Property & Casualty Insurance segment is headquartered in Chicago, Illinois, and conducts business in more than 40 states and the District of Columbia. The segment’s insurance products are offered by approximately 16,500 independent insurance agents and brokers. As shown in the following table, five states provided 80% of the segment’s premium revenues in 2017.

State	Percentage of Total Premiums
California	55%
Texas	11
New York	8
North Carolina	4
Oregon	2
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS	2017	2016
Business Segments:
Property & Casualty Insurance	$976.3	$884.1
Life & Health Insurance	4.1	4.5
Total Business Segments	980.4	888.6
Discontinued Operations	33.1	38.6
Unallocated Reserves	3.3	4.2
Total Property and Casualty Insurance Reserves	$1,016.8	$931.4
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $16.3 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2017. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 64 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Development of property and casualty insurance losses and LAE from prior accident years for each of the Company’s continuing business segments and discontinued operations in 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2017	2016	2015
Continuing Operations:
Property & Casualty Insurance	$(19.5)	$14.3	$12.9
Life & Health Insurance	(0.9)	0.1	(1.4)
Total Favorable (Adverse) Development from Continuing Operations, Net	(20.4)	14.4	11.5
Discontinued Operations	1.5	6.3	8.6
Total Favorable (Adverse) Development, Net	$(18.9)	$20.7	$20.1
See MD&A, “Loss and LAE Reserve Development,” “Property & Casualty Insurance,” and “Life & Health Insurance,” for the impact of development on the results reported by the Company’s business segments. Also see MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 64 for additional information about the Company’s reserving practices.
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2013-2016 accident years as of December 31, 2017, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2017. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2017 Annual Report utilize ISO’s definition of catastrophes.
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
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the Property & Casualty Insurance segment. Coverage for the catastrophe reinsurance program is provided in various layers and reinsurance contracts. Additionally, for 2018, the Company has entered into an aggregate excess property catastrophe reinsurance contract (the “2018 Aggregate Catastrophe Reinsurance Contract”) for the Property & Casualty Insurance segment. The Property & Casualty Insurance segment and the Life & Health Insurance segment also purchase reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s catastrophe reinsurance program.
Coverage for the Property & Casualty Insurance segment’s catastrophe reinsurance program for 2018 is provided by three multi-year excess of loss reinsurance contracts and an annual aggregate excess of loss reinsurance contract. The first reinsurance contract provides coverage over the three-year period of January 1, 2016 through December 31, 2018 (the “2016 Reinsurance Contract”). The 2016 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $300 million in excess of $50 million. Under the 2016 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2016 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $300 million in excess of $50 million in 2018. The second reinsurance contract provides coverage over the three-year period of January 1, 2017 through December 31, 2019 (the “2017 Reinsurance Contract”). The 2017 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, a $100 million reduction in the coverage for losses on individual catastrophes in excess of $50 million provided under the 2016 Reinsurance Contract. Under the 2017 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2017 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2018. The third reinsurance contract provides coverage over the three-year period of January 1, 2018 through December 31, 2020 (the “2018 Reinsurance Contract”). The 2018 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2017 Reinsurance Contract. Under the 2018 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2018 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2018.

Coverage on individual catastrophes provided under the three multi-year excess of loss reinsurance contracts for 2018 (January 1, 2018 to December 31, 2018) is provided in various layers as summarized below.

	Catastrophe Losses and LAE		Combined Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage (Combination of 2018, 2017 and 2016 Reinsurance Contracts)	50.0	150.0	95.0
2nd Layer of Coverage (Combination of 2018 and 2017 Reinsurance Contracts)	150.0	250.0	63.3
2nd Layer of Coverage (2016 Reinsurance Contract)	150.0	350.0	31.7
The estimated annual premium in 2018 for the three multi-year excess of loss reinsurance contracts presented in the preceding table is $10.7 million. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the second layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
The 2018 Aggregate Catastrophe Reinsurance Contract is effective for the period of January 1, 2018 through December 31, 2018 and provides coverage for accumulated catastrophe losses of $50 million in excess of $60 million on losses arising out of one or more of the following perils from storms or storm systems that are not named storms: (1) windstorm; (2) hail; (3) tornado and (4) fire; including ensuing collapse and water damage.
Coverage provided under the 2018 Aggregate Catastrophe Reinsurance Contract (January 1, 2018 to December 31, 2018) is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
The estimated annual premium for the 2018 Aggregate Catastrophe Reinsurance Contract is $9.0 million.
The coverage presented in the preceding tables differs from the coverage provided in 2017. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the catastrophe reinsurance program for the Property & Casualty Insurance segment for 2017. To maintain the same level and percentage of coverage in subsequent years as provided by the catastrophe reinsurance program in 2018, the Property & Casualty Insurance segment will need to purchase additional reinsurance in the future for the portion of coverage expiring at the end of 2018, 2019 and 2020.
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
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2016, there were 1,186 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 9% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and admitted assets in 2016. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 21st largest writer as measured by net written premiums in 2016.
Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	85	92%
Net Written Premiums	51	95
Capital and Surplus	97	91
In 2016, the U.S. property and casualty insurance industry’s estimated net premiums written were $538 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2016 premium volume.
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
Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services. Earned premiums from life insurance accounted for 16%, 17% and 19% of the Company’s consolidated insurance premiums earned in 2017, 2016 and 2015, respectively. Revenues from life insurance accounted for 22%, 23% and 25% of the Company’s consolidated revenues from continuing operations in 2017, 2016 and 2015, respectively.

As shown in the following table, five states provided 51% of the premium revenues in this segment in 2017.

State	Percentage of Total Premiums
Texas	22%
Louisiana	11
Alabama	7
Mississippi	6
Florida	5
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 75% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,200 career agents to distribute insurance products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average approximately $22 per policy per month with an average face value of $5,700. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 49 states and the District of Columbia. The Company has traditionally specialized in the sale of individual Medicare Supplement insurance and limited health insurance coverages, such as fixed indemnity, specified disease, and accident-only plans, primarily to individuals in rural areas who often do not have access to a broad array of accident and health insurance products. The Company’s insurance products can be tailored to meet individual and family needs. Reserve National’s traditional distribution channel consists of approximately 500 independent agents.
Reserve National began expanding its distribution channels during 2013 by launching two marketing channel initiatives —Kemper Senior Solutions and Kemper Benefits. Kemper Senior Solutions markets life insurance and home health care products focusing on the individual, senior-age demographic of the market place. Kemper Benefits sells voluntary products in the employer market place. Brokers and non-exclusive independent agents are utilized to market and distribute products in these new distribution channels. Reserve National currently has approximately 4,300 independent agents appointed in connection with these initiatives.
Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance subsidiaries utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. As the face amounts of the Company’s issued policies are relatively small, the ceded risks and corresponding premiums are also relatively small, particularly when compared to other companies in the industry. The segment is also exposed to losses from catastrophes arising from insurance policies distributed by career agents of the Kemper Home Service Companies. Over the last several years, the Kemper Home Service Companies have been intentionally reducing their exposure to catastrophic events through the run-off of their dwelling insurance business. Accordingly, except for reinsurance provided by the FHCF for catastrophe losses in Florida, the Kemper Home Service Companies do not carry any other catastrophe reinsurance coverage.

Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 6% in 2017, 2016 and 2015.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2016, there were 428 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 23% of life and health insurance company groups, as measured by admitted assets, net premiums written and capital and surplus. Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	89	79%
Net Written Premiums	87	79
Capital and Surplus	96	77
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
Regulation
Overview of State Regulation
Kemper’s insurance subsidiaries are subject to extensive regulation, but not exclusively, at the state level. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, rate setting, licensing to transact business, market conduct, trade practices, underwriting standards, claims practices, transactions with affiliates, payment of dividends, nature and amount of investments, solvency, reserve adequacy, statutory accounting methods, risk management and corporate governance. In addition, insurance regulatory authorities perform periodic examinations of an insurer’s financial condition, market conduct activities and other affairs. Some of these matters are discussed in more detail below.
Approval of Policy Rates and Forms
The majority of Kemper’s insurance operations are in states requiring prior approval by regulators before proposed policy or coverage forms and rates for property, casualty, or health insurance policies may be implemented and used. The Company’s ability to respond to market developments or increased costs can be adversely impacted by lengthy delays in the approval process or by the failure to receive the required approval of state regulators.
Restrictions on Withdrawal, Cancellation and Nonrenewal
Many states have laws restricting an insurer’s ability to withdraw from a particular market. Laws that limit an insurer’s ability to cancel or non-renew a block of policies by line of business, or that subject their withdrawal to prior approval requirements, may restrict the ability of our insurance subsidiaries to exit unprofitable markets.
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws or regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2017, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements.
Guaranty Funds and Risk Pools
Kemper’s insurance subsidiaries are required to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies under the guaranty fund laws of most states in which they transact business. Kemper’s insurance subsidiaries are also required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Kemper’s insurance subsidiaries is determined in proportion to their voluntary writings of related lines of business in such states.
Cybersecurity Regulation
Insurance regulators have been focusing increased attention on data security during financial exams, and new laws and regulations have been enacted or are pending that would impose new requirements and standards for protecting personally identifiable information of insurance company policyholders. For example, the New York Department of Financial Services cybersecurity regulation became effective in August 2017 requiring a cybersecurity program which promotes the protection of customer information as well as the information technology systems of regulated entities. In addition, the NAIC has adopted a new model data security law that imposes additional requirements on insurance companies to the extent the model law is ultimately adopted by the respective state legislatures. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.
Holding Company Regulation, Including Enterprise Risk Management and Governance
We are regulated as an insurance holding company system and are subject to the insurance holding company acts of the states in which our insurance subsidiaries are domiciled and, in some case, additional states in which the insurance subsidiary is deemed commercially domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer and its affiliates. These holding company laws and regulations generally require insurance companies within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions, an enterprise risk report and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within the insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.
Dividends
As a holding company with no significant business operations of its own, Kemper relies on dividends from its insurance subsidiaries to meet its obligations. Certain dividends and distributions by an insurance subsidiary are subject to prior approval by the insurance regulators of the state in which it is domiciled or commercially domiciled. See Item 1A., “Risk Factors,” under the caption, “The ability of Kemper to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.”
Change in Control Requirements
State insurance laws also impose requirements that must be met prior to a change of control of an insurance company or insurance holding company based on the insurer’s state of domicile and, in some cases, additional states in which the insurance subsidiary is deemed commercially domiciled. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled or deemed commercially domiciled in Alabama, California, Illinois, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas and Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of insurance regulators in each state in which the Company’s insurance subsidiaries are domiciled or deemed commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulators. Similarly, consistent with the Model Holding Company Act, several of the states in which the Company’s insurance subsidiaries are domiciled have enacted legislation that requires either the divesting and/or acquiring company to notify regulators of, and in some cases to receive regulatory approval for, a change in control.
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
Many states have made, or are in the process of making, modifications to their holding company laws. These modifications impose new reporting requirements and substantially expand the oversight and examination powers of state insurance regulators to assess enterprise risks within the entire holding company system that may arise from both insurance and non-insurance subsidiaries. They also impose new reporting requirements on affiliated transactions and divestiture of a controlling interest in an insurance subsidiary.

Federal Government Regulation
Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Financial Reform Efforts
As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in 2010. The Dodd-Frank Act also created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system. The FIO submitted reports to Congress in 2013 and 2014 addressing how to improve and modernize the system of insurance regulation. The Dodd-Frank Act includes a number of financial reforms and regulations that may affect our business and financial reporting. However, the 2016 presidential and congressional election results have created uncertainty regarding the future of the Dodd-Frank Act and how it may impact our business.
Additional regulations or new requirements may emerge from activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, NAIC and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies.
Affordable Care Act
In 2010, the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”) became law, causing significant changes to the U.S. health care system. Since then, significant regulations have been enacted by the U.S. Department of Health and Human Services, or HHS, the Department of Labor and the Department of Treasury. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain and certain employers offer to their employees health insurance coverage that meets prescribed minimum benefit requirements, as well as establishing minimum loss ratios, rating restrictions, mandates for coverage of defined essential health benefits, restrictions or prohibitions on pre-existing condition exclusions and annual and lifetime policy limits. As a result of the complexity of the law, its impact on health care in the United States, the continuing modification and interpretation of the Health Care Acts made by statute, rule and/or executive order, and the on-going efforts to repeal or replace the ACA, we continue to analyze and refine our estimates of the ultimate impact of the Health Care Acts on our business, cash flows, financial condition and results of operations. Additionally, certain Kemper health insurance subsidiaries are potentially subject to the Health Insurance Providers Fee (the “Fee”) imposed on health insurers by the ACA. Recently enacted legislation placed a moratorium on the Fee otherwise payable in 2019. Additionally, there is currently legislation pending in the U.S. Congress that would repeal the Fee.
HIPAA and Gramm-Leach-Bliley Act
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed renewability of health care coverage for most group health plans and certain individuals. Also, the law limited exclusions based on preexisting medical conditions.
The administrative simplification provisions of HIPAA imposed a number of requirements on covered entities, including insurers. The requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. Additional federal privacy and security requirements, including breach notification, improved enforcement and additional limitations on use and disclosure of protected health information were passed through the Health Information Technology for Economic and Clinical Health, or HITECH, Act provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations.
The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In addition, a number of states have adopted data security laws and/or regulations, regulating data security and/or requiring security breach notification, which may apply to us in certain circumstances.

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider all of these factors along with the other information included in this 2017 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Risks Relating to Legal and Regulatory Environment
Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy and data security. They also require the filing of annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict the companies from implementing premium rate changes for property, casualty and health insurance policies, introducing new, or making changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and related emerging developments, see “Regulation” in Item 1, beginning on page 12.
These laws and regulations, and their interpretation by the various regulators and courts, are undergoing continual revision and expansion. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, issues may emerge, whether intended or not. These changes and emerging issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims, accelerating the payment of claims or adding to operational costs. Industry practices that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
One area where the legal and regulatory landscape is experiencing significant change is in connection with the mandated use of death verification databases by life insurance companies in their policy administration and claims handling practices. In recent years, many states have adopted new laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File (the “DMF”), to varying degrees in order to ascertain if an insured may be deceased. More than half of the states have adopted such laws, and Kemper cannot predict whether additional states will enact similar legislation or, if enacted, what form such legislation may take. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim, including proof of death, as required by regulator-approved policy forms and the insurer was otherwise unaware of the insured’s death. In a related development, many states have expanded the application of their unclaimed property laws, particularly as they relate to life insurance proceeds, and the treasurers or controllers of a large number of states have engaged audit firms to examine the practices of life insurance companies with respect to the reporting and remittance of such proceeds under unclaimed property laws. The push to alter historic practices that were previously considered lawful and appropriate relative to both claims handling and remittance of life insurance policy proceeds under unclaimed property laws has caused the Company to be involved in compliance audits, market conduct examinations and litigation. The Company is in the process of implementing a voluntary, comprehensive process that began in 2016 to compare life insurance records against the DMF and other databases to determine if any of its insured may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for further details.
The financial services industry, including insurance companies and their holding company systems, remains under regulatory scrutiny. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several developments have the potential to significantly impact such operations. This includes increased regulatory focus on cybersecurity and state adoption of extensive modifications to state holding company laws that substantially expand the oversight and examination powers of state insurance regulators beyond licensed insurance companies to their non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. In addition, the Health Care Acts have resulted in regulations affecting health insurers such as Reserve National, and potential changes to the state insurance regulatory system may result from the Dodd-Frank Act. See the discussion of these matters under “Regulation” in Item 1, beginning on page 12.
These new developments and significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Kemper’s insurance subsidiaries to conduct and grow their businesses which could materially impact the Company’s operating results.
Legal and regulatory proceedings are unpredictable and could produce one or more unexpected verdicts against the Company that could materially and adversely affect the Company’s financial results for any given period.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to business practices in the industry in which Kemper and its subsidiaries operate. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters often raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is remote under traditional legal analysis, juries sometimes substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could materially and adversely affect the Company’s financial results for any given period.
For information about the Company’s pending legal proceedings, see Note 23, “Contingencies,” to the Consolidated Financial Statements.
Risks Relating to Catastrophes and Estimating Property and Casualty Insurance Losses and Loss Adjustment Expenses
Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition.
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
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses for insured events that have occurred. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimate of the projected ultimate loss. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in such estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made by the Company. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 64 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Risks Relating to Competition
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
See “Competition” in Item 1 of Part I beginning on page 9 and page 11, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.
Risks Relating to Technology Initiatives, Security of Personal Data and Availability of Critical Systems
Technology initiatives could present significant economic and competitive challenges to the Company. Failure to complete and implement such initiatives in a timely manner could result in the loss of business and incurrence of internal use software development costs that may not be recoverable.
Data and analytics play an increasingly important role in the insurance industry. The Company may periodically initiate multi-year technology projects to enhance operations or replace aging systems. While technology developments can facilitate the use of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can present significant economic and organizational challenges to the Company and potential short-term cost and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time.
Due to the highly-regulated nature of the financial services industry, the Company also faces rising costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace the Company’s aging systems and to comply with new regulatory requirements as needed over time are expected to be material. Due to the complexities involved, there can be no assurances that new multi-year projects will be successful and that the costs incurred to develop and implement replacement systems will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from the Company’s inability to design and introduce new insurance products that meet emerging consumer needs competitive trends.
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
The Company relies increasingly on electronic payments from policyholders, including, but not limited to, payment by credit and debit cards. In the event of non-compliance with the Payment Card Industry Data Security Standard, an information security framework for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent Kemper’s insurance subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on Kemper’s insurance subsidiaries.
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
Risks Relating to Investments
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
The Company has also benefited from certain tax laws related to its investment portfolio, including dividends received deductions and tax-exempt investment income. Changes in tax laws may have a detrimental effect on the after-tax return of the Company’s investment portfolio. A reduction in income tax rates could also reduce the demand for tax-preferenced securities and result in a decline in the value of the Company’s investment portfolio of such securities.
The Company’s entire investment portfolio is subject to broad risks inherent in the financial markets, including, but not limited to, inflation, regulatory changes, inactive capital markets, governmental and social stability, economic outlooks, unemployment and recession. Changes to these risks and how the market perceives them may impact the financial performance of the Company’s investments.
Kemper and its insurance subsidiaries are subject to various capital adequacy measurements that are significantly impacted by various characteristics of their invested assets, including, but not limited to, asset type, class, duration and credit rating. The Company’s insurance subsidiaries are also subject to various limitations on the amounts at which they can invest in individual assets or certain asset classes in the aggregate. Asset risk is one factor used by insurance regulators and rating agencies to determine required capital for Kemper’s insurance subsidiaries. Accordingly, a deterioration in the quality of the investments held by Kemper’s insurance subsidiaries or an increase in the investment risk inherent in their investment portfolios could increase capital requirements. See the risk factor below under the title “The ability of Kemper to service its debt, pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.” These factors may inhibit the Company from shifting its investment mix to produce higher returns. The Company is also subject to concentration of investment risk to the extent that the portfolio is heavily invested, at any particular time, in specific asset types, classes, industries, sectors or collateral types, among other defining features. Developments and the market’s perception thereof in any of these concentrations may exacerbate the negative effects on the Company’s investment portfolio compared to other companies.
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
Risks Relating to Servicing Debt, Paying Dividends and/or Repurchasing Stock
The ability of Kemper to service its debt, pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.
As a holding company, Kemper depends on the dividend income that it receives from its subsidiaries as the primary source of funds to meet its payment obligations. Kemper’s insurance subsidiaries are subject to significant regulatory restrictions under state insurance laws and regulations that limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. In addition, third-party rating agencies monitor statutory capital and surplus levels for capital adequacy. Even though a dividend may be payable without regulatory approval, an insurance subsidiary may forgo paying a dividend to Kemper and retain the capital to maintain or improve the ratings of Kemper’s insurance subsidiaries, or to offset increases in required capital from increases in premium volume or investment risk. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to pay its debt obligations on time, to pay dividends to its shareholders or make repurchases of its stock.
General Risks Relating to Mergers, Acquisitions and/or Divestitures
The expected benefits and synergies from mergers, acquisitions and/or divestitures may not be realized to the extent anticipated or within the anticipated time frames.
The Company routinely evaluates opportunities for transactions such as mergers, acquisitions and/or divestitures that would enhance its business and align with the Company’s strategic plans. Kemper’s ability to achieve the anticipated financial benefits from transactions may not be realized, due to any number of factors including, but not limited to, integration difficulties or failures, the loss of key agents/brokers, customers or employees, unexpected or underestimated liabilities, increased costs, fees, expenses and charges related to transactions, or may be delayed by factors outside of the Company’s control. Furthermore, such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. These and other factors could have a negative impact on Kemper’s financial condition, profitability and results from operations.
Risks Relating to the Infinity Merger
Failure to complete the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
Approvals, Clearance and Closing Conditions
There can be no assurance that the Infinity Merger will occur. The closing of the Infinity Merger is subject to certain conditions, including, among others, (i) the adoption of the Infinity Merger Agreement by the holders of at least a majority of the outstanding shares of Infinity common stock entitled to vote thereon, (ii) approval of the issuance of shares of Kemper’s common stock in the Infinity Merger by the holders of at least a majority of the shares of Kemper common stock entitled to vote thereon and present in person or represented by proxy at the meeting of Kemper’s stockholders called for such purpose, (iii) the receipt of certain regulatory approvals including the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approvals of applicable state insurance regulators identified in the Infinity Merger Agreement and the receipt of any other regulatory approval the failure of which to be obtained would reasonably be likely to have a material adverse effect on Kemper or its subsidiaries, (iv) no court order or other legal restraint or prohibition preventing the consummation of the Infinity Merger being in effect, (v) the continued employment of a certain number of specified Infinity leadership management employees and certain percentages of sub-groups of a broader set of key Infinity employees, (vii) no exercise of appraisal rights in connection with the Infinity Merger by Infinity shareholders holding more than 10% of the outstanding shares of Infinity’s common stock, (viii) the absence of any action commenced by a governmental entity wherein a judgment would reasonably be expected to prevent the consummation of the Infinity Merger or impose a “materially burdensome condition” (as defined in the Infinity Merger Agreement), (ix) in the case of each party’s obligation to effect the Infinity Merger, the absence of a material adverse effect with respect to the other party since the date of the Infinity Merger Agreement and (x) subject to materiality exceptions, the accuracy of the representations and warranties made by Kemper and Kemper Merger Sub, on the one hand, and Infinity, on the other hand, and compliance by Kemper and Kemper Merger Sub, on the one hand, and Infinity, on the other hand, in all material respects with each party’s respective obligations under the Infinity Merger Agreement. Such closing conditions are not solely under the control of Kemper and/or Infinity and, accordingly, there can be no assurance that such closing conditions will be satisfied in a timely matter or at all.
In particular, before the proposed transactions contemplated by the Infinity Merger Agreement, including the Infinity Merger, may be completed, various clearances and approvals must be obtained from certain regulatory and governmental authorities. These regulatory and governmental entities may impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Infinity Merger or of imposing additional costs or limitations on the combined company following the Infinity Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion and may contain conditions on the completion of the Infinity Merger. If any such conditions constitute a “materially burdensome condition” (as defined in the Infinity Merger Agreement), the parties may not be obligated to complete the Infinity Merger, and either Kemper or Infinity may have the right to terminate the Infinity Merger Agreement.
Impact on Our Ongoing Business
If the Infinity Merger is not completed, our ongoing business may be adversely affected, and we will be subject to several risks and consequences, including the following:

•
we will be required to pay certain costs related to the Infinity Merger, whether or not the Infinity Merger is completed, such as legal, accounting and other costs incurred in connection with the transaction;

•
under the Infinity Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Infinity Merger that may adversely affect our ability to execute certain of our business strategies; and

•
our management may spend substantial time and resources, including time and resources devoted to planning integration activities, related to the transaction, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Infinity Merger is not completed, we may experience negative reactions from the financial markets and from our agents, policyholders and employees. We also could be subject to litigation related to the Infinity Merger.
We will incur significant transaction and integration costs in connection with the Infinity Merger.
If the transaction is completed, we expect to incur various costs associated with completing the transaction, including financial advisory costs, and integrating the operations of the two companies. A substantial majority of these costs will be non-recurring expenses resulting from the transaction including (i) transaction costs, including costs to compensate financial advisors for their services, (ii) facilities and systems consolidation and integration costs and (iii) employment related costs. We may incur additional unanticipated costs to integrate our business with Infinity’s business. As a result of such integration and consolidation activities, we may abandon, or shorten the useful lives, of assets that we currently use, which may result in us impairing an asset or accelerating depreciation and/or amortization of such assets. Although we expect that the elimination of redundant costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset such incremental, non-recurring costs over time, this net benefit may not be achieved in the near term, or at all.
The announcement and pendency of the Infinity Merger may adversely affect Kemper’s business, financial condition and results of operations.
The announcement and pendency of the Infinity Merger with Infinity may cause disruptions and create uncertainty surrounding Kemper’s business, which could affect its relationships with agents, employees and business partners, regardless of whether the Infinity Merger is consummated. In addition, Kemper has diverted, and will continue to divert, management resources towards the completion of the proposed transaction that may divert management’s attention and Kemper’s resources from ongoing business and operations.
The price of Kemper common stock might increase or decline prior to the completion of the Infinity Merger, which would change the value of the Infinity Merger consideration to be received by Infinity shareholders pursuant to the Infinity Merger Agreement.
The price of our common stock might increase or decline prior to the completion of the transaction, which would change the value of the consideration to be received by Infinity’s shareholders at the closing, which could result in the shareholders of either, or both, companies not approving the transaction. Upon completion of the Infinity Merger, each share of Infinity common stock issued and outstanding as of immediately prior to the consummation of the Infinity Merger (other than as set forth in the Infinity Merger Agreement) will be canceled and converted into, at the election of the holder of such share, the right to receive $51.60 in cash and 1.2019 shares of Kemper common stock for each share of Infinity common stock, without interest thereon. The Infinity Merger Agreement also provides for an election procedure allowing each Infinity shareholder to seek all cash or all 0stock consideration, subject to automatic proration and adjustment (See Note 26, “Subsequent Events,” to the Consolidated Financial Statements for more information). The exchange ratio for determining the number of shares of Kemper common stock that Infinity shareholders will receive in the Infinity Merger is fixed and will not be adjusted for changes in the market price of Kemper’s common stock. A significant increase in the price of Kemper common stock could result in Kemper recognizing substantially more goodwill resulting from the transaction than currently contemplated. We are required to evaluate goodwill for recoverability at least annually based on facts and circumstances existing as of the dates of such evaluations. We cannot make any assurances that goodwill will be recoverable at any of such evaluation dates.
The Infinity Merger Agreement contains provisions that may discourage other companies from trying to acquire Kemper.
The Infinity Merger Agreement contains provisions that apply both during the pendency of the Infinity Merger transaction with Infinity as well as afterward should the Infinity Merger with Infinity not be consummated that may discourage a third party from submitting a business combination proposal to Kemper that might result in greater value to Kemper’s stockholders than the Infinity Merger. These Infinity Merger Agreement provisions include a general prohibition on Kemper soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.
The issuance of shares of Kemper common stock to Infinity shareholders pursuant to the Infinity Merger Agreement will reduce the percentage ownership interests of Kemper’s pre-existing stockholders.
If the transaction is completed, we expect to issue approximately 13.2 million shares of Kemper common stock to Infinity’s shareholders and Infinity’s shareholders will own approximately 20% of the combined company. The issuance of such shares of our common stock will result in a significant reduction in the relative percentage interests of our current stockholders in earnings, voting, liquidation value and book and market value. While, excluding the impact of non-recurring transaction and integration costs, we currently anticipate that the Infinity Merger will be accretive to Kemper’s earnings per share in the first year following the completion of the transaction,our expectation is based on estimates, which may materially change. We could also encounter additional transaction and integration related costs or other factors such as the failure to realize all of the benefits anticipated in the transaction. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the transaction, which may result in a decrease in the price of our common stock.
To be successful, the combined company following the Infinity Merger must retain and motivate key employees, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.
The success of the combined company following the Infinity Merger largely depends on the skills, experience and continued efforts of management and other key personnel for each of Kemper and Infinity. As a result, to be successful, the combined company must retain and motivate executives and other key employees. Certain specified management employees of Infinity have executed retention letters and related employment agreements with Kemper to continue their employment for a period of two years following the Infinity Merger. However, certain key managers and functional area employees will continue to be at‑will employees following the Infinity Merger and there is no assurance that these individuals will remain with the combined company. If these personnel were to leave, the combined company may experience increased difficulty in managing the ongoing business operations and integrating the businesses and may not be able to adequately replace such personnel, which could have a material adverse effect on the combined company’s overall business, results of operations and financial condition.
We cannot assure our shareholders that the risks described above in this risk factor will not materialize and will not materially adversely affect our business, financial results and stock prices.
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy six buildings located in six states consisting of approximately 21,000 square feet in the aggregate. One of Kemper’s subsidiaries owns two buildings totaling approximately 6,000 square feet which were vacant at December 31, 2017. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries.
Leased Facilities
The Company leases five floors, or approximately 67,000 square feet, in a 41-story office building in Chicago for its corporate headquarters and Property & Casualty Insurance segment’s headquarters. The lease expires in September 2023. Kemper’s Property & Casualty Insurance segment leases facilities with an aggregate square footage of approximately 452,000 at 14 locations in nine states. The latest expiration date of the existing leases is in June 2025. Kemper’s Life & Health Insurance segment leases facilities with aggregate square footage of approximately 470,000 at 127 locations in 28 states. The latest expiration date of the existing leases is in January 2025. Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at three locations in three states. The latest expiration date of the existing leases is in June 2021.
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
Market Information
Kemper’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “KMPR.” Quarterly information pertaining to market prices of Kemper common stock in 2017 and 2016 is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Dec 31, 2017
Common Stock Market Prices:
High	$45.85	$42.10	$53.05	$71.52	$71.52
Low	38.35	36.55	36.35	52.85	36.35
Close	39.90	38.60	53.00	68.90	68.90

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Dec 31, 2016
Common Stock Market Prices:
High	$36.73	$33.20	$39.52	$45.95	$45.95
Low	23.51	28.42	30.87	35.30	23.51
Close	29.57	30.98	39.32	44.30	44.30
Holders
As of January 24, 2018, the number of record holders of Kemper’s common stock was 3,410.

Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Dec 31, 2017
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Dec 31, 2016
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 9, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
Information pertaining to purchases of Kemper common stock for the three months ended December 31, 2017 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
October 2017	323	$54.85	—	$243.7
November 2017	547	$66.60	—	$243.7
December 2017	—	$—	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to 300 million of Kemper’s common stock. The repurchase program has no expiration date. See MD&A, “Liquidity and Capital Resources.”
The preceding table includes 870 shares withheld to satisfy the tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2017.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2012 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2012	2013	2014	2015	2016	2017
Kemper Corporation	$100.00	$142.51	$129.24	$136.80	$167.40	$265.72
S&P MidCap 400 Index	100.00	133.50	146.54	143.35	173.08	201.20
S&P Supercomposite Insurance Index	100.00	145.74	158.44	164.21	195.19	226.39

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2017	2016	2015	2014	2013
FOR THE YEAR
Earned Premiums	$2,350.0	$2,220.0	$2,009.6	$1,862.2	$2,025.8
Net Investment Income	327.2	298.3	302.6	309.1	314.7
Other Income	4.0	3.2	3.7	1.4	0.8
Net Realized Gains on Sales of Investments	56.5	33.1	52.1	39.1	99.1
Net Impairment Losses Recognized in Earnings	(14.3)	(32.7)	(27.2)	(15.2)	(13.9)
Total Revenues	$2,723.4	$2,521.9	$2,340.8	$2,196.6	$2,426.5
Income from Continuing Operations	$119.9	$12.7	$80.2	$112.6	$214.5
Income from Discontinued Operations	1.0	4.1	5.5	1.9	3.2
Net Income	$120.9	$16.8	$85.7	$114.5	$217.7
Per Unrestricted Share:
Income from Continuing Operations	$2.32	$0.25	$1.55	$2.08	$3.75
Income from Discontinued Operations	0.02	0.08	0.10	0.04	0.06
Net Income	$2.34	$0.33	$1.65	$2.12	$3.81
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$2.31	$0.25	$1.55	$2.08	$3.74
Income from Discontinued Operations	0.02	0.08	0.10	0.04	0.06
Net Income	$2.33	$0.33	$1.65	$2.12	$3.80
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96	$0.96	$0.96
AT YEAR END
Total Assets	$8,376.2	$8,210.5	$8,036.1	$7,833.4	$7,656.4
Insurance Reserves	$4,537.8	$4,406.7	$4,203.8	$4,007.6	$4,061.0
Unearned Premiums	653.9	618.7	613.1	536.9	598.9
Long-term Debt, Current and Non-current	592.3	751.6	750.6	752.1	606.9
All Other Liabilities	476.6	458.3	476.2	446.1	338.1
Total Liabilities	6,260.6	6,235.3	6,043.7	5,742.7	5,604.9
Shareholders’ Equity	2,115.6	1,975.2	1,992.4	2,090.7	2,051.5
Total Liabilities and Shareholders’ Equity	$8,376.2	$8,210.5	$8,036.1	$7,833.4	$7,656.4
Book Value Per Share	$41.11	$38.52	$38.82	$39.88	$36.86

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $120.9 million ($2.34 per unrestricted common share) for the year ended December 31, 2017, compared to $16.8 million ($0.33 per unrestricted common share) for the year ended December 31, 2016. Income from Continuing Operations was $119.9 million ($2.32 per unrestricted common share) in 2017, compared to $12.7 million ($0.25 per unrestricted common share) in 2016.
A reconciliation of Segment Net Operating Income to Consolidated Net Operating Income (a non-GAAP financial measure) and to Net Income for the years ended December 31, 2017, 2016 and 2015 is presented below.

DOLLARS IN MILLIONS	2017	2016	Increase (Decrease) in Income from 2016 to 2017	2015	Increase (Decrease) in Income from 2015 to 2016
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$7.8	$(2.9)	$10.7	$26.7	$(29.6)
Life & Health Insurance	90.8	30.3	60.5	71.7	(41.4)
Total Segment Net Operating Income	98.6	27.4	71.2	98.4	(71.0)
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	7.4	—	7.4	—	—
Other	(13.5)	(15.0)	1.5	(28.5)	13.5
Corporate and other Net Operating Loss	(6.1)	(15.0)	8.9	(28.5)	13.5
Consolidated Net Operating Income	92.5	12.4	80.1	69.9	(57.5)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	36.7	21.5	15.2	33.9	(12.4)
Net Impairment Losses Recognized in Earnings	(9.3)	(21.2)	11.9	(17.7)	(3.5)
Loss from Early Extinguishment of Debt	—	—	—	(5.9)	5.9
Income from Continuing Operations	119.9	12.7	107.2	80.2	(67.5)
Income from Discontinued Operations	1.0	4.1	(3.1)	5.5	(1.4)
Net Income	$120.9	$16.8	$104.1	$85.7	$(68.9)
Net Income
2017 Compared with 2016
The Company’s net income increased by $104.1 million in 2017, compared to 2016. In the Property & Casualty Insurance segment, segment net operating results increased by $10.7 million due primarily to lower underlying losses and LAE as a percentage of earned premiums and, to a lesser extent, lower insurance expenses as a percentage of earned premiums and higher net investment income from Alternative Investments, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). See MD&A, “Property & Casualty Insurance,” beginning on page 36 for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $60.5 million due primarily to a $50.5 million after-tax charge in 2016 to recognize the impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. See MD&A, “Life & Health Insurance,” beginning on page 46 for additional discussion of the segment’s results. The Company’s results were also positively impacted in 2017, compared to 2016, by higher net realized gains on sales of investments, lower impairment losses recognized in earnings and a lower unallocated net operating loss, due primarily to an income tax benefit of $7.4 million to recognize the effects of changes in the federal income tax law. See MD&A, “Investment Results,” beginning on page 51 and MD&A, “Income Taxes,” beginning on page 58 for additional discussion.
2016 Compared with 2015
The Company’s net income decreased by $68.9 million in 2016, compared to 2015. In the Property & Casualty Insurance segment, segment net operating results deteriorated by $29.6 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower insurance expenses as a percentage of earned premiums and the impact of the write-off of internal use software in 2015. See MD&A, “Property & Casualty Insurance,” beginning on page 36 for additional discussion of the segment’s

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
results. See MD&A, “Expenses,” beginning on page 57 for additional information related to the internal use software write-off. In the Life & Health Insurance segment, segment net operating income decreased by $41.4 million due primarily to a $50.5 million after-tax charge to recognize the impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products, partially offset by the impact of an adjustment recorded in 2015 to correct deferred premium reserves on certain limited pay life insurance policies and lower insurance expenses. See MD&A, “Life & Health Insurance,” beginning on page 46 for additional discussion of the segment’s results. The Company’s results were also significantly and negatively impacted in 2016, compared to 2015, by lower net realized gains on sales of investments and positively impacted in 2016, compared to 2015, from a loss from early extinguishment of debt in 2015. See MD&A, “Investment Results,” beginning on page 51, MD&A, “Expenses” beginning on page 57, and MD&A, “Liquidity and Capital Resources,” beginning on page 59 for additional discussion.
Revenues
2017 Compared with 2016
Earned Premiums were $2,350.0 million in 2017, compared to $2,220.0 million in 2016, an increase of $130.0 million. Earned Premiums increased by $121.2 million and $8.8 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Property & Casualty Insurance,” beginning on page 36 and MD&A, “Life & Health Insurance,” beginning on page 46 for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $28.9 million in 2017 due primarily to higher investment returns from Alternative Investments and higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities. Net Investment Income from Alternative Investments, which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities, increased by $27.1 million. Alternative investment income from Equity Method Limited Liability Investments, other limited liability investments included in Equity Securities, and Fair Value Option Investments increased by $17.3 million, $6.6 million and $3.2 million, respectively, in 2017, compared to 2016. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 51 for additional discussion.

Net Realized Gains on Sales of Investments were $56.5 million in 2017, compared to $33.1 million in 2016. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 52 for additional discussion. Net Impairment Losses Recognized in Earnings in 2017 and 2016 were $14.3 million and $32.7 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 53 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.

2016 Compared with 2015
Earned Premiums were $2,220.0 million in 2016, compared to $2,009.6 million in 2015, an increase of $210.4 million. Earned Premiums increased by $199.6 million and $10.8 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Property & Casualty Insurance,” beginning on page 36 and MD&A, “Life & Health Insurance,” beginning on page 46 for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $4.3 million in 2016 due primarily to lower investment returns from Alternative Investments, lower levels and lower returns on investments in equity securities excluding Alternative Investments, and higher level of investments in fixed income securities, partially offset by lower yields on fixed income securities. Net Investment Income from Alternative Investments decreased by $9.2 million. Alternative investment income from Equity Method Limited Liability Investments and Fair Value Option Investments decreased by $11.5 million and $2.1 million, respectively, in 2016, compared to 2015, while alternative investment income from other limited liability investments included in Equity Securities increased by $4.4 million. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 51 for additional discussion.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
Net Realized Gains on Sales of Investments were $33.1 million in 2016, compared to $52.1 million in 2015. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 52 for additional discussion. Net Impairment Losses Recognized in Earnings in 2016 and 2015 were $32.7 million and $27.2 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 53 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
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
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2017, 2016 and 2015 are presented below.

	Year Ended
	Dec 31, 2017		Dec 31, 2016		Dec 31, 2015
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	39	$61.3	39	$37.6	37	$43.6
$5 - $10	1	5.3	2	13.5	3	24.7
$10 - $15	2	21.4	—	—	—	—
$15 - $20	—	—	—	—	—	—
$20 - $25	1	24.4	—	—	—	—
Greater Than $25	2	72.5	2	64.0	—	—
Total	45	$184.9	43	$115.1	40	$68.3

Property & Casualty Insurance		$179.0		$109.6		$64.5
Life & Health Insurance		5.9		5.5		3.8
Total Catastrophe Losses and LAE		$184.9		$115.1		$68.3
2017 Compared with 2016
As shown in the preceding table, catastrophe losses and LAE increased for the year ended December 31, 2017, compared to 2016, due primarily to an increase in the severity of losses on ISO-classified catastrophe events with losses and LAE of less than $15.0 million and estimated losses and LAE associated with two California wildfires in the fourth quarter of 2017 and a Texas hailstorm in March of 2017 (aggregate estimated losses and LAE of $96.4 million, net of reinsurance recoveries), compared to estimated losses and LAE of two significant catastrophe events in 2016 (a Texas hailstorm in March of 2016 and another Texas hailstorm in April of 2016 with aggregate estimated losses and LAE of $64.0 million). In accordance with the terms of the Company’s catastrophe reinsurance program, the Company estimates reinsurance recoveries for losses and LAE incurred related to the two California wildfires, which are classified as separate events by ISO, but a single event under the

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
Company’s catastrophe reinsurance agreement, to be $11.9 million in 2017. The Company did not have any reinsurance recoveries on catastrophe losses and LAE in 2016 or 2015.
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
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and a catastrophe reinsurance program for the Property & Casualty Insurance segment. Coverage for this segment’s catastrophe reinsurance program is provided in various contracts and layers. The Property & Casualty Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its catastrophe reinsurance program. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment does not carry any other catastrophe reinsurance coverage.
In 2017, the Property & Casualty Insurance segment had catastrophe reinsurance recoveries of $11.9 million under the catastrophe reinsurance program. Catastrophe recoveries under the FHCF were not material in 2017. Neither segment had catastrophe reinsurance recoveries in 2016 or 2015.
In 2017, the Company paid $0.8 million in reinstatement premium to reinstate the first layer of coverage under the Property & Casualty Insurance segment’s catastrophe reinsurance program. The Company did not pay any reinstatement premium in 2016 or 2015.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2017, 2016 and 2015 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2017	2016	2015
Property & Casualty Insurance:
Non-catastrophe	$24.5	$4.9	$(5.0)
Catastrophe	(5.0)	(19.2)	(7.9)
Total	19.5	(14.3)	(12.9)
Life & Health Insurance:
Non-catastrophe	0.4	—	1.3
Catastrophe	0.5	(0.1)	0.1
Total	0.9	(0.1)	1.4
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	24.9	4.9	(3.7)
Catastrophe	(4.5)	(19.3)	(7.8)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$20.4	$(14.4)	$(11.5)
See MD&A, “Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2017 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the years ended December 31, 2017, 2016 or 2015.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE
Selected financial information for the Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2017	2016	2015
Net Premiums Written	$1,769.6	$1,620.9	$1,406.2
Earned Premiums	$1,736.0	$1,614.8	$1,415.2
Net Investment Income	94.3	72.4	73.3
Other Income	1.1	0.5	0.6
Total Revenues	1,831.4	1,687.7	1,489.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,251.5	1,223.9	1,034.6
Catastrophe Losses and LAE	179.0	109.6	64.5
Prior Years:
Non-catastrophe Losses and LAE	24.5	4.9	(5.0)
Catastrophe Losses and LAE	(5.0)	(19.2)	(7.9)
Total Incurred Losses and LAE	1,450.0	1,319.2	1,086.2
Insurance Expenses, Excluding Write-offs of Long-lived Assets	382.8	385.7	368.1
Write-offs of Long-lived Assets	—	—	11.1
Operating Profit (Loss)	(1.4)	(17.2)	23.7
Income Tax Benefit	9.2	14.3	3.0
Segment Net Operating Income (Loss)	$7.8	$(2.9)	$26.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.1%	75.8%	73.2%
Current Year Catastrophe Losses and LAE Ratio	10.3	6.8	4.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.4	0.3	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.3)	(1.2)	(0.6)
Total Incurred Loss and LAE Ratio	83.5	81.7	76.8
Insurance Expense Ratio, Excluding Write-offs of Long-lived Assets	22.1	23.9	26.0
Impact on Ratio from Write-offs of Long-lived Assets	—	—	0.8
Combined Ratio	105.6%	105.6%	103.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.1%	75.8%	73.2%
Insurance Expense Ratio, Excluding Write-offs of Long-lived Assets	22.1	23.9	26.0
Impact on Ratio from Write-offs of Long-lived Assets	—	—	0.8
Underlying Combined Ratio	94.2%	99.7%	100.0%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	94.2%	99.7%	100.0%
Current Year Catastrophe Losses and LAE Ratio	10.3	6.8	4.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.4	0.3	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.3)	(1.2)	(0.6)
Combined Ratio as Reported	105.6%	105.6%	103.6%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2017		Dec 31, 2016
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	39	$57.3	39	$33.0
$5 - $10	2	14.7	2	13.2
$10 - $15	1	10.2	—	—
$15 - $20	—	—	—	—
$20 - $25	1	24.4	—	—
Greater Than $25	2	72.4	2	63.4
Total	45	$179.0	43	$109.6
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2017	Dec 31, 2016
Insurance Reserves:
Automobile	$795.9	$754.1
Homeowners	139.7	88.9
Other	40.7	41.1
Insurance Reserves	$976.3	$884.1
Insurance Reserves:
Loss Reserves:
Case	$602.4	$598.0
Incurred But Not Reported	239.3	158.2
Total Loss Reserves	841.7	756.2
LAE Reserves	134.6	127.9
Insurance Reserves	$976.3	$884.1
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 64 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Overall
2017 Compared with 2016
The Property & Casualty Insurance segment reported Segment Net Operating Income of $7.8 million for the year ended December 31, 2017, compared to Segment Net Operating Loss of $2.9 million in 2016. Segment net operating results improved by $10.7 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s nonstandard automobile insurance business, lower insurance expenses as a percentage of earned premiums and higher net investment income from Alternative Investments, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development) and an unfavorable change in loss and LAE reserve development.
Earned Premiums in the Property & Casualty Insurance segment increased by $121.2 million in 2017, compared to 2016, as higher average earned premium and higher volume accounted for increases of $103.3 million and $17.9 million, respectively. All product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by nonstandard personal automobile insurance and preferred personal automobile insurance, which had increases due to higher average earned premium of $77.7 million and $14.8 million, respectively. The higher volume was driven by nonstandard personal automobile insurance, which had a volume increase of $56.6 million, partially offset primarily by volume decreases in preferred personal automobile insurance, homeowners insurance and commercial automobile insurance of $16.6 million, $13.2 million, and $6.1 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $21.9 million in 2017, compared to 2016, due primarily to higher investment income from Alternative Investments, and to a lesser extent, higher levels of non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $37.4 million in 2017, compared to $20.2 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 72.1% in 2017, a decrease of 3.7 percentage points, compared to 2016, driven primarily by improvements in nonstandard personal automobile insurance, particularly in the Alliance United business. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $179.0 million in 2017, compared to $109.6 million in 2016, which is an increase of $69.4 million due primarily to California wildfires and higher average severity on catastrophic events with losses and LAE (excluding reserve development) of less than $15 million in 2017, compared to 2016. This increase was partially offset by two large catastrophes, both Texas hailstorms, occurring in 2016, with aggregate estimated losses and LAE of $63.4 million, compared to one such Texas hailstorm, occurring in 2017, with estimated losses and LAE of $42.6 million. Adverse loss and LAE reserve development (including catastrophe reserve development) was $19.5 million in 2017, compared to favorable development of $14.3 million in 2016. Adverse development in 2017 was driven primarily by preferred personal automobile insurance.
Insurance expenses were $382.8 million, or 22.1% of earned premiums, in 2017, an improvement of 1.8 percentage points compared to 2016, driven primarily by a mix shift in business written in the segment toward nonstandard personal automobile insurance, which runs at a lower expense ratio, improvement in the Alliance United expense ratio, an increase in the percentage of software development costs eligible for capitalization, cost reduction initiatives and premium growth outpacing growth in fixed costs.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $25.6 million in 2017, compared to $23.7 million in 2016.
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
Net Investment Income in the Property & Casualty Insurance segment decreased by $0.9 million in 2016, compared to 2015, due primarily to lower investment income from Alternative Investments and a lower level of non-alternative investments, partially offset by investment income from the investments acquired from the acquisition of, and the capital contributed to, Alliance United and higher yields on non-alternative investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $20.2 million in 2016, compared to $25.3 million in 2015.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

DOLLARS IN MILLIONS	2017	2016	2015
Net Premiums Written	$424.4	$426.1	$434.5
Earned Premiums	$422.8	$424.6	$449.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$309.0	$308.0	$319.5
Catastrophe Losses and LAE	11.3	11.6	3.0
Prior Years:
Non-catastrophe Losses and LAE	19.5	4.9	(15.0)
Catastrophe Losses and LAE	(0.2)	(0.3)	(0.2)
Total Incurred Losses and LAE	$339.6	$324.2	$307.3
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.0%	72.6%	70.9%
Current Year Catastrophe Losses and LAE Ratio	2.7	2.7	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	4.6	1.2	(3.3)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—
Total Incurred Loss and LAE Ratio	80.3%	76.4%	68.3%
2017 Compared with 2016
Earned premiums in preferred personal automobile insurance decreased by $1.8 million in 2017, compared to 2016, as lower volume accounted for a decrease of $16.6 million, while higher average earned premium accounted for an increase of $14.8 million. The run-off of the direct-to-consumer business accounted for approximately 60% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $339.6 million, or 80.3% of earned premiums, in 2017, compared to $324.2 million, or 76.4% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a higher level of adverse loss and LAE reserve development and higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 73.0% in 2017, compared to 72.6% in 2016, which was a deterioration of 0.4 percentage points due primarily to higher severity of losses, particularly on bodily injury coverages, partially offset by lower frequency of claims on most coverages, particularly bodily injury. Catastrophe losses and LAE (excluding reserve development) were $11.3 million in 2017, compared to $11.6 million in 2016, both periods experiencing higher losses than average due primarily to Hurricane Harvey in 2017, and hailstorms in Texas in both 2017 and 2016. Adverse loss and LAE reserve development was $19.3 million in 2017, compared to $4.6 million in 2016.
2016 Compared with 2015
Earned premiums in preferred personal automobile insurance decreased by $25.3 million in 2016, compared to 2015, as lower volume accounted for a decrease of $28.3 million, while higher average earned premium accounted for an increase of $3.0 million. The run-off of the direct-to-consumer business accounted for approximately 60% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $324.2 million, or 76.4% of earned premiums, in 2016, compared to $307.3 million, or 68.3% of earned premiums, in 2015. Incurred losses and LAE as a percentage of earned premiums increased due to an unfavorable change in loss and LAE reserve development, higher incurred catastrophe losses and LAE (excluding reserve development) and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 72.6% in 2016, compared to 70.9% in 2015, which was an deterioration of 1.7 percentage points due primarily to slightly higher severity of losses on most coverages.

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
Non-standard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line for the years ended December 31, 2017, 2016 and 2015 is presented in the following table. The results for the year ended December 31, 2015 for Alliance United include only the last eight months of the period, which is the period since the date of acquisition.

DOLLARS IN MILLIONS	2017	2016	2015
Net Premiums Written	$992.3	$832.6	$596.0
Earned Premiums	$954.3	$820.0	$577.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$750.4	$714.3	$500.9
Catastrophe Losses and LAE	4.8	5.7	3.7
Prior Years:
Non-catastrophe Losses and LAE	3.1	6.8	13.5
Catastrophe Losses and LAE	(0.2)	(0.1)	(0.1)
Total Incurred Losses and LAE	$758.1	$726.7	$518.0
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	78.6%	87.1%	86.8%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.7	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	0.8	2.3
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	79.4%	88.6%	89.7%
2017 Compared with 2016
Earned Premiums on nonstandard personal automobile insurance increased by $134.3 million in 2017, compared to 2016, as higher average earned premium and higher volume accounted for increases of $77.7 million and $56.6 million, respectively. Incurred losses and LAE were $758.1 million, or 79.4% of earned premiums, in 2017, compared to $726.7 million, or 88.6% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums, and to a lesser extent, a lower level of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 78.6% in 2017, compared to 87.1% in 2016, which was an improvement of 8.5 percentage points due primarily to improvement in both the Alliance United and legacy books of business. For Alliance United, underlying losses and LAE as a percentage of related earned premiums improved 11.5 percentage points due primarily to higher average earned premium and, to a lesser extent, lower frequency of liability claims. For the legacy book, underlying losses and LAE as a percentage of related earned premiums improved 3.9 percentage points due primarily to lower frequency of claims, particularly on liability coverages, and higher average earned premium, partially offset by higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $4.8 million in 2017, compared to $5.7 million in 2016. Adverse loss and LAE reserve development was $2.9 million in 2017, compared to $6.7 million in 2016.
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

PROPERTY & CASUALTY INSURANCE (Continued)
2016, compared to $257.0 million, or 84.3% of related earned premiums, in 2015. Excluding the impact of Alliance United, incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a lower level of adverse loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Excluding Alliance United, underlying losses and LAE as a percentage of related earned premiums were 75.9% in 2016, compared to 81.2% in 2015, which was an improvement of 5.3 percentage points due primarily to higher average earned premium, lower frequency of claims across all coverages on non-California policies and lower severity of property losses on California policies, partially offset by higher frequency of claims on most coverages on California policies and higher severity of bodily injury losses on non-California policies. For Alliance United, underlying losses and LAE as a percentage of related earned premiums were 94.0% in 2016, compared to 92.8% in 2015, which was a deterioration of 1.2 percentage points due primarily to higher frequency of claims on all coverages and, to a lesser extent, higher severity of losses on most coverages. Catastrophe losses and LAE (excluding reserve development) were $5.7 million in 2016, compared to $3.7 million in 2015. Adverse loss and LAE reserve development was $6.7 million in 2016, compared to $13.4 million in 2015.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

DOLLARS IN MILLIONS	2017	2016	2015
Net Premiums Written	$260.5	$267.4	$276.0
Earned Premiums	$264.8	$271.9	$286.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$129.5	$135.5	$145.1
Catastrophe Losses and LAE	157.3	89.0	55.4
Prior Years:
Non-catastrophe Losses and LAE	4.7	(3.2)	(3.3)
Catastrophe Losses and LAE	(3.7)	(16.8)	(7.5)
Total Incurred Losses and LAE	$287.8	$204.5	$189.7
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	48.9%	49.9%	50.7%
Current Year Catastrophe Losses and LAE Ratio	59.4	32.7	19.4
Prior Years Non-catastrophe Losses and LAE Ratio	1.8	(1.2)	(1.2)
Prior Years Catastrophe Losses and LAE Ratio	(1.4)	(6.2)	(2.6)
Total Incurred Loss and LAE Ratio	108.7%	75.2%	66.3%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
2017 Compared with 2016
Earned premiums in homeowners insurance decreased by $7.1 million in 2017, compared to 2016, as lower volume accounted for a decrease of $13.2 million, while higher average earned premium accounted for an increase of $6.1 million. Incurred losses and LAE were $287.8 million, or 108.7% of earned premiums, in 2017, compared to $204.5 million, or 75.2% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due to higher incurred catastrophe losses and LAE (excluding reserve development) and an unfavorable change in loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 48.9% in 2017, compared to 49.9% in 2016, which was an improvement of 1.0 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $157.3 million in 2017, compared to $89.0 million in 2016. This increase was driven primarily by California wildfires, with estimated losses and LAE of $53.3 million, and higher average severity on catastrophic events in 2017 with losses and LAE (excluding reserve development) of less than $15 million, compared to 2016, partially offset by the impact of the aggregate losses and LAE from the two aforementioned Texas hailstorms that occurred in 2016 exceeding the losses and LAE from the aforementioned Texas hailstorm that occurred in March of 2017. Loss and LAE reserve development was adverse by $1.0 million in 2017, compared to favorable development of $20.0 million in 2016.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

DOLLARS IN MILLIONS	2017	2016	2015
Net Premiums Written	$51.2	$51.0	$54.1
Earned Premiums	$51.4	$53.3	$54.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$40.8	$44.0	$45.7
Catastrophe Losses and LAE	0.7	0.8	0.2
Prior Years:
Non-catastrophe Losses and LAE	1.0	2.5	1.8
Catastrophe Losses and LAE	(0.1)	(0.1)	—
Total Incurred Losses and LAE	$42.4	$47.2	$47.7
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	79.4%	82.6%	83.8%
Current Year Catastrophe Losses and LAE Ratio	1.4	1.5	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	1.9	4.7	3.3
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	(0.2)	—
Total Incurred Loss and LAE Ratio	82.5%	88.6%	87.5%
2017 Compared with 2016
Earned premiums in commercial automobile insurance decreased by $1.9 million in 2017, compared to 2016, as lower volume accounted for a decrease of $6.1 million, while higher average earned premium accounted for an increase of $4.2 million. Incurred losses and LAE were $42.4 million, or 82.5% of earned premiums, in 2017, compared to $47.2 million, or 88.6% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and a lower level of adverse loss and LAE reserve development Underlying losses and LAE as a percentage of earned premiums were 79.4% in 2017, compared to 82.6% in 2016, which was an improvement of 3.2 percentage points due primarily to higher average earned premium and lower frequency of claims, partially offset by higher severity of losses. Adverse loss and LAE reserve development was $0.9 million in 2017, compared to $2.4 million in 2016.
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

DOLLARS IN MILLIONS	2017	2016	2015
Net Premiums Written	$41.2	$43.8	$45.6
Earned Premiums	$42.7	$45.0	$46.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$21.8	$22.1	$23.4
Catastrophe Losses and LAE	4.9	2.5	2.2
Prior Years:
Non-catastrophe Losses and LAE	(3.8)	(6.1)	(2.0)
Catastrophe Losses and LAE	(0.8)	(1.9)	(0.1)
Total Incurred Losses and LAE	$22.1	$16.6	$23.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	51.1%	49.1%	50.1%
Current Year Catastrophe Losses and LAE Ratio	11.5	5.6	4.7
Prior Years Non-catastrophe Losses and LAE Ratio	(8.9)	(13.6)	(4.3)
Prior Years Catastrophe Losses and LAE Ratio	(1.9)	(4.2)	(0.2)
Total Incurred Loss and LAE Ratio	51.8%	36.9%	50.3%
2017 Compared with 2016
Earned premiums in other personal insurance decreased by $2.3 million in 2017, compared to 2016, as lower volume accounted for a decrease of $2.8 million, while higher average earned premium accounted for an increase of $0.5 million. Incurred losses and LAE were $22.1 million, or 51.8% of earned premiums, in 2017, compared to $16.6 million, or 36.9% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due to a lower level of favorable loss and LAE reserve development, higher catastrophe losses and LAE (excluding reserve development) and, to a lesser extent, higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 51.1% in 2017, compared to 49.1% in 2016, which was a deterioration of 2.0 percentage points due primarily to higher frequency of umbrella claims, partially offset by lower severity of losses on umbrella claims. Catastrophe losses and LAE (excluding reserve development) were $4.9 million in 2017, compared to $2.5 million in 2016. Favorable loss and LAE reserve development was $4.6 million in 2017, compared to $8.0 million in 2016.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2017	2016	2015
Earned Premiums:
Life	$379.7	$381.6	$374.1
Accident and Health	161.7	149.4	144.9
Property	72.6	74.2	75.4
Total Earned Premiums	614.0	605.2	594.4
Net Investment Income	221.5	213.2	214.2
Other Income	2.6	2.8	2.4
Total Revenues	838.1	821.2	811.0
Policyholders’ Benefits and Incurred Losses and LAE	387.4	461.6	381.3
Insurance Expenses	312.2	313.9	320.0
Operating Profit	138.5	45.7	109.7
Income Tax Expense	(47.7)	(15.4)	(38.0)
Segment Net Operating Income	$90.8	$30.3	$71.7
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2017	Dec 31, 2016
Insurance Reserves:
Future Policyholder Benefits	$3,357.5	$3,311.5
Incurred Losses and LAE Reserves:
Life	140.0	141.9
Accident and Health	23.5	21.9
Property	4.1	4.5
Total Incurred Losses and LAE Reserves	167.6	168.3
Insurance Reserves	$3,525.1	$3,479.8
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the DMF and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 include a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. See Note 2, “Summary of Accounting Policies and Accounting Changes.” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.
2017 Compared with 2016
Earned Premiums in the Life & Health Insurance segment increased by $8.8 million for the year ended December 31, 2017, compared to 2016 due primarily to higher volume from accident and health insurance products offered by Reserve National, partially offset by lower earned premiums on property insurance products offered by Kemper Home Service Companies (“KHSC”).
Net Investment Income increased by $8.3 million in 2017, compared to 2016, due primarily to higher levels of non-alternative investments and higher returns from Alternative Investments, partially offset by lower yields on non-alternative investments. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investments in fixed maturities was approximately 5.4% and 5.5% at December 31, 2017 and 2016, respectively. A protracted low interest rate environment,

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
relative to the Life & Health Insurance segment’s fixed income portfolio, could adversely impact the weighted-average book yield on these subsidiaries’ investments in fixed maturities. For example, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline if new money is invested at yields below the portfolio rate. Also, the weighted-average book yield on the subsidiaries’ investments in fixed maturities will decline, to the extent that investments maturing are not used for such purposes as paying claims and expenses, if the reinvested portion is at a yield that is lower than the book yield of the maturing investment. To help illustrate the potential impact, the subsidiaries’ investments in fixed maturities that are maturing over the next five years totaled $751.7 million at December 31, 2017. The weighted-average book yield on such investments was 6.7% at December 31, 2017. The reinvestment rate for the subsidiaries’ investments in fixed maturities was approximately 5.6% in 2017 with an average duration of 7.6 years at December 31, 2017.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $74.2 million in 2017, compared to 2016. Excluding the initial impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $3.6 million due primarily to growth in the Company’s accident and health insurance business, partially offset by lower policyholders’ benefits on life insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $1.7 million due primarily to a higher portion of agent compensation for KHSC being deferrable as well as lower legal and agent incentive conference expenses for KHSC, partially offset by higher commission and amortization expense for Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $90.8 million for the year ended December 31, 2017, compared to $30.3 million in 2016.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Life Insurance
Selected financial information for the life insurance product line follows.

DOLLARS IN MILLIONS	2017	2016	2015
Earned Premiums	$379.7	$381.6	374.1
Net Investment Income	214.3	206.3	207.2
Other Income	2.4	2.3	1.9
Total Revenues	596.4	590.2	583.2
Policyholders’ Benefits and Incurred Losses and LAE	274.1	356.3	274.9
Insurance Expenses	207.9	211.3	221.7
Operating Profit	114.4	22.6	86.6
Income Tax Expense	(39.3)	(7.5)	(30.1)
Total Product Line Net Operating Income	$75.1	$15.1	$56.5
2017 Compared with 2016
Earned premiums on life insurance decreased by $1.9 million in 2017, compared to 2016, due primarily to the termination of the relationship between Reserve National and one of its brokers. Policyholders’ benefits on life insurance were $274.1 million in 2017, compared to $356.3 million in 2016, a decrease of $82.2 million. Excluding the initial impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE decreased by $4.4 million due primarily to lower policyholder benefits on Reserve National’s life insurance products. Insurance Expenses decreased by $3.4 million in 2017, compared to 2016, due primarily to a higher portion of agent compensation for KHSC being deferrable as well as lower legal and agent incentive conference expenses for KHSC, partially offset by higher commission and other general expenses for Reserve National.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

DOLLARS IN MILLIONS	2017	2016	2015
Earned Premiums	$161.7	$149.4	$144.9
Net Investment Income	5.2	5.4	5.5
Other Income	0.2	0.5	0.5
Total Revenues	167.1	155.3	150.9
Policyholders’ Benefits and Incurred Losses and LAE	88.7	80.3	80.8
Insurance Expenses	71.7	67.6	63.8
Operating Profit	6.7	7.4	6.3
Income Tax Expense	(2.5)	(2.5)	(2.2)
Total Product Line Net Operating Income	$4.2	$4.9	$4.1
2017 Compared with 2016
Earned premiums on accident and health insurance increased by $12.3 million in 2017, compared to 2016, due primarily to higher volume on accident and health insurance products offered by Reserve National and, to a lesser extent, lower accrued medical loss ratio (“MLR”) premium rebates. Incurred accident and health insurance losses were $88.7 million, or 54.9% of accident and health insurance earned premiums, in 2017, compared to $80.3 million, or 53.7% of accident and health insurance earned premiums, in 2016. Incurred accident and health insurance losses increased as a percentage of earned premiums due primarily to deterioration in the ratios on critical illness and hospital indemnity products. Insurance Expenses increased by $4.1 million in 2017, compared to 2016, due primarily to higher commission expense for Reserve National due in part to a higher volume of earned premium.
2016 Compared with 2015
Earned premiums on accident and health insurance increased by $4.5 million in 2016, compared to 2015, due primarily to higher volume. Incurred accident and health insurance losses were $80.3 million, or 53.7% of accident and health insurance earned premiums, in 2016, compared to $80.8 million, or 55.8% of accident and health insurance earned premiums, in 2015. Incurred accident and health insurance losses decreased as a percentage of earned premiums due primarily to lower average claim costs in other supplemental products and a lower level of hospitalization exposure, partially offset by higher frequency and higher average claim costs in Medicare Supplement. Insurance Expenses increased by $3.8 million in 2016, compared to 2015, due primarily to the impact of an adjustment made in 2015 to Reserve National’s deferred policy acquisition costs and the higher level of earned premiums

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

DOLLARS IN MILLIONS	2017	2016	2015
Earned Premiums	$72.6	$74.2	$75.4
Net Investment Income	2.0	1.5	1.5
Total Revenues	74.6	75.7	76.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	17.8	19.6	20.4
Catastrophe Losses and LAE	5.9	5.5	3.8
Prior Years:
Non-catastrophe Losses and LAE	0.4	—	1.3
Catastrophe Losses and LAE	0.5	(0.1)	0.1
Total Incurred Losses and LAE	24.6	25.0	25.6
Insurance Expenses	32.6	35.0	34.5
Operating Profit	17.4	15.7	16.8
Income Tax Expense	(5.9)	(5.4)	(5.7)
Total Product Line Net Operating Income	$11.5	$10.3	$11.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	24.5%	26.4%	27.2%
Current Year Catastrophe Losses and LAE Ratio	8.1	7.4	5.0
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	—	1.7
Prior Years Catastrophe Losses and LAE Ratio	0.7	(0.1)	0.1
Total Incurred Loss and LAE Ratio	33.9%	33.7%	34.0%
2017 Compared with 2016
Earned premiums on property insurance decreased by $1.6 million in 2017, compared to 2016, due primarily to a lower volume of insurance. Incurred losses and LAE on property insurance were $24.6 million, or 33.9% of property insurance earned premiums, in 2017, compared to $25.0 million, or 33.7% of property insurance earned premiums, in 2016. Underlying losses and LAE on property insurance were $17.8 million, or 24.5% of property insurance earned premiums, in 2017, compared to $19.6 million, or 26.4% of property insurance earned premiums, in 2016, and decreased due to a lower frequency of claims. Catastrophe losses and LAE (excluding development), net of reinsurance recoveries from the Florida Hurricane Catastrophe Fund (the “FHCF”) were $5.9 million in 2017, compared to $5.5 million in 2016. Catastrophe losses and LAE, net of reinsurance from the FHCF, included catastrophe losses and LAE of $3.2 million from Hurricanes Harvey and Irma. Adverse loss and LAE reserve development was $0.9 million in 2017, compared to favorable development of $0.1 million in 2016. Insurance expenses decreased $2.4 million in 2017, compared to 2016, due primarily to lower commission expense due in part to a lower volume of earned premium.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
2016 Compared with 2015
Earned premiums on property insurance decreased by $1.2 million in 2016, compared to 2015, due primarily to a lower volume of insurance. Incurred losses and LAE on property insurance were $25.0 million, or 33.7% of property insurance earned premiums, in 2016, compared to $25.6 million, or 34.0% of property insurance earned premiums, in 2015. Underlying losses and LAE on property insurance were $19.6 million, or 26.4% of property insurance earned premiums, in 2016, compared to $20.4 million, or 27.1% of property insurance earned premiums, in 2015. Catastrophe losses and LAE (excluding development) were $5.5 million in 2016, compared to $3.8 million in 2015. Favorable loss and LAE reserve development was $0.1 million in 2016, compared to unfavorable loss and LAE reserve development of $1.4 million in 2015.

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$246.6	$242.7	$236.2
Dividends on Equity Securities Excluding Alternative Investments	9.3	11.8	14.8
Alternative Investments:
Equity Method Limited Liability Investments	24.8	7.5	19.0
Fair Value Option Investments	1.3	(1.9)	0.2
Limited Liability Investments Included in Equity Securities	28.6	22.0	17.6
Total Alternative Investments	54.7	27.6	36.8
Short-term Investments	1.6	0.5	0.4
Loans to Policyholders	21.6	21.6	21.1
Real Estate	10.7	11.8	11.9
Other	0.5	0.3	—
Total Investment Income	345.0	316.3	321.2
Investment Expenses:
Real Estate	10.5	11.0	11.3
Other Investment Expenses	7.3	7.0	7.3
Total Investment Expenses	17.8	18.0	18.6
Net Investment Income	$327.2	$298.3	$302.6
2017 Compared with 2016
Net Investment Income increased by $28.9 million for the year ended December 31, 2017, compared to 2016, due primarily to higher investment returns from Alternative Investments and higher levels of investments in fixed income securities, partially offset by lower yields on fixed income securities and lower levels of investments in equity securities, excluding alternative investments.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2017, 2016 and 2015 is presented below.

DOLLARS IN MILLIONS	2017	2016	2015
Recognized in Consolidated Statements of Income:
Gains on Sales	$56.9	$38.0	$55.3
Losses on Sales	(1.0)	(5.1)	(2.9)
Net Impairment Losses Recognized in Earnings	(14.3)	(32.7)	(27.2)
Net Gains (Losses) on Trading Securities	0.6	0.2	(0.3)
Net Gain Recognized in Consolidated Statements of Income	42.2	0.4	24.9
Recognized in Other Comprehensive Income (Loss)	85.5	(2.5)	(178.7)
Total Comprehensive Investment Gains (Losses)	$127.7	$(2.1)	$(153.8)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Fixed Maturities:
Gains on Sales	$8.4	$17.0	$16.1
Losses on Sales	(0.9)	(4.6)	(1.1)
Equity Securities:
Gains on Sales	42.0	19.9	39.2
Losses on Sales	—	(0.3)	(1.6)
Real Estate:
Gains on Sales	6.4	1.1	—
Losses on Sales	—	—	(0.2)
Other Investments:
Gains on Sales	0.1	—	—
Losses on Sales	(0.1)	(0.2)	—
Trading Securities Net Gains (Losses)	0.6	0.2	(0.3)
Net Realized Gains on Sales of Investments	$56.5	$33.1	$52.1
Gross Gains on Sales	$56.9	$38.0	$55.3
Gross Losses on Sales	(1.0)	(5.1)	(2.9)
Net Gains (Losses) on Trading Securities	0.6	0.2	(0.3)
Net Realized Gains on Sales of Investments	$56.5	$33.1	$52.1
Equity Securities
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2017 includes $35.2 million recognized on the sale of exchange traded fund shares due to tax planning initiatives and portfolio allocation adjustments.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Other sales activity in 2017, 2016 and 2015 was due to normal portfolio management.
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary.
Information pertaining to Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 is presented below.

	2017		2016		2015
DOLLARS IN MILLIONS	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties
Fixed Maturities	$(12.1)	10	$(26.6)	12	$(11.5)	9
Equity Securities	(2.2)	5	(5.6)	14	(15.7)	25
Real Estate	—	—	(0.5)	1	—	—
Net Impairment Losses Recognized in Earnings	$(14.3)		$(32.7)		$(27.2)
Fixed Maturities
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2017 related to Investments in Fixed Maturities include losses of $10.4 million due to the Company’s intent to sell or requirement to sell bonds of eight issuers and credit losses of $1.7 million from other-than-temporary declines in the fair values of investments in fixed maturities of two issuers.
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
Real Estate
The Company did not recognize any impairment losses related to Investments in Real Estate in the Consolidated Statements of Income for the years ended December 31, 2017 or December 31, 2015.
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2016 related to Investments in Real Estate includes a loss of $0.5 million due to the Company’s intent to sell one property.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2017, 89% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2017 and 2016:

NAIC Rating	Rating	Dec 31, 2017		Dec 31, 2016
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,481.8	64.6%	$3,280.4	64.0%
2	BBB	1,335.2	24.8	1,338.2	26.1
3-4	BB, B	357.2	6.7	321.6	6.3
5-6	CCC or Lower	208.5	3.9	184.7	3.6
Total Investments in Fixed Maturities		$5,382.7	100.0%	$5,124.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $6.9 million and $12.7 million at December 31, 2017 and 2016, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2017 and 2016:

	Dec 31, 2017		Dec 31, 2016
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$556.1	8.2%	$336.3	5.1%
States and Political Subdivisions:
States	594.0	8.7	655.3	9.9
Political Subdivisions	171.1	2.5	174.7	2.6
Revenue Bonds	936.7	13.8	884.9	13.4
Foreign Governments	3.2	—	3.4	0.1
Total Investments in Governmental Fixed Maturities	$2,261.1	33.2%	$2,054.6	31.1%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2017 and 2016:

	Dec 31, 2017		Dec 31, 2016
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,168.8	17.2%	$1,227.8	18.6%
Finance, Insurance and Real Estate	780.2	11.5	742.6	11.2
Services	453.3	6.7	391.6	5.9
Transportation, Communication and Utilities	353.7	5.2	364.1	5.5
Mining	163.5	2.4	157.2	2.4
Retail Trade	102.6	1.5	101.9	1.5
Wholesale Trade	81.3	1.2	69.2	1.0
Agriculture, Forestry and Fishing	14.5	0.2	14.4	0.2
Other	3.7	0.1	1.5	—
Total Investments in Non-governmental Fixed Maturities	$3,121.6	46.0%	$3,070.3	46.3%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2017.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	459	$910.9
$5 -$10	146	966.7
$10 - $20	66	890.0
$20 - $30	12	287.4
Greater Than $30	2	66.6
Total	685	$3,121.6
The Company’s short-term investments primarily consist of money market funds, U.S. Treasury securities with maturities of less than one year at the date of purchase, commercial paper and overnight interest bearing accounts. At December 31, 2017, the Company had $116.1 million invested in money market funds which primarily invest in U.S. Treasury securities, $81.2 million invested in U.S. Treasury securities with maturities of less than one year at the date of purchase, $23.0 million invested in commercial paper and $15.2 million invested in overnight interest bearing bank accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at December 31, 2017.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$101.4	1.5%
Michigan	87.9	1.3
Georgia	86.6	1.3
Ohio	70.0	1.0
Louisiana	68.2	1.0
Colorado	66.3	1.0
Virginia	64.8	1.0
Florida	62.1	0.9
Wisconsin	56.4	0.8
Equity Securities—Other Equity Interests:
iShares® Core International Stock ETF	60.5	0.9
Total	$724.2	10.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, hedge funds and distressed debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2017 and 2016 is presented below.

	Unfunded Commitment	Reported Value in Millions
Asset Class	Dec 31, 2017	Dec 31, 2017	Dec 31, 2016
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$47.5	$65.4
Mezzanine Debt	60.4	73.0	63.2
Secondary Transactions	18.9	20.6	27.3
Senior Debt	21.6	4.8	6.6
Growth Equity	—	5.7	4.6
Leveraged Buyout	0.1	3.3	—
Other	—	6.1	8.8
Total Equity Method Limited Liability Investments	101.0	161.0	175.9
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	87.1	102.2	97.6
Senior Debt	28.8	35.5	36.4
Distressed Debt	4.7	16.6	18.8
Secondary Transactions	10.4	8.9	11.9
Leveraged Buyout	3.3	6.3	6.5
Other	7.0	33.4	38.4
Total Reported as Other Equity Interests at Fair Value	141.3	202.9	209.6
Reported as Fair Value Option Investments:
Hedge Fund	—	77.5	111.4
Total Investments in Limited Liability Companies and Limited Partnerships	$242.3	$441.4	$496.9
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.
The Company engages in limited hedging activities to optimize exposure to foreign currencies and changes in interest rates. In 2017 the Company entered into a cross-currency interest rate swap to hedge the foreign denominated cash flows of one fixed maturity investment. In 2016, in anticipation of a debt offering in 2017, the Company entered into a cash flow hedge to optimize exposure to changes in interest rates. The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program, nor does the Company participate directly in credit default swaps. The Company has limited exposure to such programs and activities by virtue of its investments in the limited liability investment companies and limited partnerships noted above. See Note 7 “Debt,” to the Consolidated Financial Statements for additional discussion of the cash flow hedge entered into by the Company in 2016 in anticipation of a debt offering in 2017.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

EXPENSES
Expenses for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Commissions	$425.6	$399.2	$357.6
General Expenses	194.1	209.0	241.1
Taxes, Licenses and Fees	52.8	48.8	44.2
Total Costs Incurred	672.5	657.0	642.9
Policy Acquisition Costs:
Deferred	(351.6)	(314.9)	(270.6)
Amortized	318.3	299.3	257.4
Net Policy Acquisition Costs Deferred	(33.3)	(15.6)	(13.2)
Amortization of Insurance in Force	5.1	5.9	15.4
Insurance Expenses	644.3	647.3	645.1
Write-off of Long-lived Asset	—	—	11.1
Loss from Early Extinguishment of Debt	—	—	9.1
Interest and Other Expenses:
Interest Expense	34.9	44.4	46.5
Other Expenses:
Curtailment Gains, Net	—	(2.6)	—
Loss on Cash Flow Hedge	1.1	—	—
Other	44.6	48.5	61.1
Other Expenses	45.7	45.9	61.1
Interest and Other Expenses	80.6	90.3	107.6
Total Expenses	$724.9	$737.6	$772.9
Insurance Expenses
Insurance Expenses decreased by $3.0 million for the year ended December 31, 2017, compared to 2016, due primarily to a lower premium deficiency in the Alliance United nonstandard personal automobile book of business, which allows for a higher percentage of acquisition costs to be deferred, an increase in the percentage of software development costs eligible for capitalization as projects moved from the preliminary project stage to the application development stage, and cost reduction initiatives, partially offset by growth in business. Insurance Expenses increased by $2.2 million for the year ended December 31, 2016, compared to 2015, due primarily to growth in business, partially offset by lower amortization of insurance in force.
Write-off of Long-lived Assets
In June 2015, the Company decided to cease funding for and abandon a computer software development project for the Company’s Property & Casualty Insurance segment. Accordingly, the Company recorded a charge of $11.1 million before taxes to write off such software in 2015.
Loss from Early Extinguishment of Debt
Prior to their scheduled maturity, Kemper redeemed in full the $250.0 million outstanding principal amount of its 6.00% senior notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes in 2015 from the early redemption of these senior notes.
Interest and Other Expenses
Interest expense decreased by $9.5 million for the year ended December 31, 2017, compared to 2016, due primarily to lower levels of debt outstanding and a lower average effective interest rate thereon. See MD&A, “Liquidity and Capital Resources,” and Note 7, “Debt” to the Consolidated Financial Statements for additional discussion of debt activity. Other Expenses decreased by $0.2 million for the year ended December 31, 2017, compared to 2016, due primarily to lower pension expense in

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

EXPENSES (Continued)
2017 resulting from the full-year effect of freezing benefit accruals under the Company’s defined benefit pension plans and a longer amortization period to amortize actuarial losses, as discussed in Note 16 “Pension Benefits” to the Consolidated Financial Statements, partially offset by net curtailment gains recognized in 2016, higher employee compensation and a charge to earnings in 2017 to record the ineffective portion of a hedging relationship related to an anticipated debt issuance. Other Expenses decreased by $15.2 million for the year ended December 31, 2016, compared to 2015, due primarily to lower pension expense from the effect of freezing benefit accruals under the Company’s defined benefit pension plans.
In 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, recognized the effect prospectively in 2016. The change in method for estimating the interest and service cost components decreased pension expense by $2.7 million in 2016, compared to 2015, but had no impact on the measurement of benefit obligations. See Note 2 , “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements.
INCOME TAXES
On December 22, 2017, Public Law 115-97, more commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted. The Tax Act includes numerous changes to existing federal income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded certain provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. The Company estimates that the reduction in the corporate income tax rate decreased its net deferred income tax liability as of December 22, 2017 by $10.5 million. The effect of the rate change was recorded as a decrease to income tax expense in the Company’s Consolidated Statement of Income for the year ended December 31, 2017. Final determination of the effects of the Tax Act on deferred income taxes requires additional information, including data from third parties, actuarial computations and other items. The Company expects to complete its determination of the effect of the Tax Act on its deferred income tax assets and liabilities pursuant to its annual income tax return filing process which is expected to be completed during the fourth quarter of 2018.
The Company had not previously provide for Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984, which was not subject to income taxes under certain conditions prior to the Tax Act. Under the Tax Act, such income is now subject to taxation. Accordingly, the Company recognized current income tax expense of $3.1 million in the Company’s Consolidated Statement of Income for the year ended December 31, 2017.
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, the Tax Act, interest related to unrecognized tax benefits, estimated indemnification recoveries recognized in earnings pursuant to the Alliance United purchase agreement, a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and the net effects of state income taxes.
Tax-exempt investment income and dividends received deductions were $28.0 million, $28.0 million and $27.9 million in 2017, 2016 and 2015, respectively. The tax benefit recorded pursuant to the Tax Act was $7.4 million for the year ended December 31, 2017. Estimated indemnification recoveries recognized in earnings result in an adjustment in the tax purchase price and are excluded from the determination of taxable income and income tax expense. Such recoveries were $0.7 million and $10.4 million for the years ended December 31, 2016 and December 31, 2015, respectively. Tax expense for the year ended December 31, 2015 includes an interest benefit on unrecognized tax benefits of $2.3 million from the settlement of certain tax years. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.1 million lower than the amount that would be deductible under the Internal Revenue Code for the year ended December 31, 2017. State income tax expense, net of federal benefit, from continuing operations was $0.1 million, $0.6 million and $0.6 million in 2017, 2016 and 2015, respectively. See Note 15, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of income taxes.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES
Debt
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. The Company’s borrowings under the credit agreement were insignificant in 2017. The Company did not borrow under the credit agreement during 2016 or 2015. There were no outstanding borrowings under the credit agreement at December 31, 2017, and accordingly, $225.0 million was available for future borrowings.
The outstanding principal balance, net of unamortized issuance costs, of Kemper’s debt was $592.3 million at December 31, 2017, of which $450.0 million is scheduled to mature on February 15, 2025 (the “2025 Senior Notes”) and $150.0 million is scheduled to mature on February 27, 2054 (the “2054 Debt”). The 2054 Debt was issued in 2014 and is subordinated to the 2025 Senior Notes. Kemper cannot redeem the 2054 Debt prior to February 27, 2019 unless certain tax or rating agency events have occurred. See Note 7, “Debt,” to the Consolidated Financial Statements for additional information regarding Kemper’s debt.
The Company has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2017. The Company initially issued $250 million of the 2025 Senior Notes in February of 2015, with proceeds from the issuance of $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. Kemper used the net proceeds from the sale, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% senior notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes in 2015 from the early redemption of these senior notes.
In June of 2017, Kemper issued an additional $200 million of the 2025 Senior Notes. The proceeds of the additional issuance were $200.2 million, net of discount and transaction costs, for an effective yield of 4.16%. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. Kemper used the net proceeds from the additional issuance for general corporate purposes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Trinity and United Insurance are members of the Federal Home Loan Bank (“FHLB”) of Dallas and the FHLB of Chicago, respectively. As members, Trinity and United Insurance may obtain advances from the FHLB of Dallas and Chicago, respectively. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. From time to time, Trinity and United Insurance obtain advances from the FHLB of Dallas and Chicago, respectively, for short-term liquidity needs. Trinity’s outstanding advances from the FHLB of Dallas did not exceed $60 million during 2017. United Insurance’s outstanding advances from the FHLB of Chicago did not exceed $80 million during 2017. During 2016, Trinity borrowed and repaid one advance of $10 million under its agreement with the FHLB of Dallas. United Insurance did not borrow under its agreement with the FHLB of Chicago in 2016. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2017 or December 31, 2016.
Subsidiary Dividends
Under various state insurance laws, Kemper’s insurance subsidiaries may pay dividends without obtaining prior regulatory approval based upon levels of statutory capital and surplus and/or net income, as defined by the applicable state law. Kemper’s direct insurance subsidiaries paid dividends of $108.1 million, $104.5 million and $285.0 million to Kemper in 2017, 2016 and 2015, respectively. In 2018, Kemper estimates that its direct insurance subsidiaries would be able to pay $201 million in dividends to Kemper without prior regulatory approval.
Agreement to Acquire Infinity
On February 13, 2018, Kemper and Infinity announced that they have entered into the Infinity Merger Agreement under which Kemper will acquire Infinity in a cash and stock transaction. The Infinity Merger is expected to close in the third quarter of 2018, subject to the satisfaction or waiver of applicable closing conditions, including the approval of shareholders of both companies and receipt of required regulatory clearances and approvals. If approved and consummated, Kemper expects to fund the cash portion of the consideration with a combination of cash on hand and other internal resources. While no additional

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
financing resources are needed to consummate the Infinity Merger, Kemper may explore issuing an institutional term loan prior to the closing of the Infinity Merger in order to optimize its liquidity position. See Item 1A., “Risk Factors” and Note 26, “Subsequent Events,” to the Consolidated Financial Statements and our current report on Form 8-K filed with the SEC on the date hereof and subsequent filings with the SEC for additional information.
Acquisition of Alliance United Group
On April 30, 2015, Kemper completed its acquisition of Alliance United in a cash transaction for a total purchase price of $71.0 million, subject to certain post-closing indemnifications. After completing the transaction, Kemper contributed $75.0 million to support the book of business acquired. Kemper contributed $30 million of additional capital in the fourth quarter of 2015 due primarily to support Alliance United’s growing book of business and reductions in statutory capital resulting from the impacts of development of pre-acquisition losses and LAE and non-admission of indemnification receivables. In 2016, Kemper contributed $55 million of additional capital to Alliance United. Kemper made no capital contributions to Alliance United in 2017.
Common Stock Repurchases and Dividends to Shareholders
On August 6, 2014, the Board of Directors approved the 2014 Repurchase Program under which Kemper is authorized to repurchase up to $300 million of its common stock and terminated Kemper’s remaining authorization under the 2011 Repurchase Program.
During 2017, Kemper did not repurchase any shares of its common stock. During 2016, Kemper repurchased approximately 0.1 million shares of its common stock at an aggregate cost of $3.8 million in open market transactions under the 2014 Repurchase Program. During 2015, Kemper repurchased approximately 1.2 million shares of its common stock at an aggregate cost of $43.5 million in open market transactions under the 2014 Repurchase Program. The Company had $243.7 million of remaining capacity under the 2014 Repurchase Program at December 31, 2017.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2017. Dividends paid were $49.5 million for the year ended December 31, 2017.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $197.3 million at December 31, 2017, compared to $298.7 million at December 31, 2016. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, additional capitalization of its direct insurance subsidiaries, and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the credit agreement.
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
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the DMF and other death verification databases to identify potential instances where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. The Company expects to pay approximately $80 million in claims over the next several years to complete the initial outreach process.
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
Net Cash Provided by Operating Activities increased by $0.1 million for the year ended December 31, 2017, compared to 2016. Net Cash Provided by Operating Activities increased by $25.5 million for the year ended December 31, 2016, compared to 2015.
Net Cash Used by Financing Activities was $205.2 million for the year ended December 31, 2017, compared to $48.4 million for the same period in 2016. Kemper used $360.0 million of cash to repay long-term debt for the year ended December 31, 2017. Net proceeds from the issuance of long-term debt provided $200.2 million of cash for the year ended December 31, 2017. Kemper did not use any cash during 2017 to repurchase shares of its common stock, compared to $3.8 million in 2016. Kemper used $49.5 million of cash to pay dividends for the year ended December 31, 2017, compared to $49.2 million of cash used to pay dividends in the same period of 2016. The quarterly dividend rate was $0.24 per common share for each quarter of 2017 and 2016.
Net Cash Used by Financing Activities was $48.4 million for the year ended December 31, 2016, compared to $100.8 million for the same period in 2015. Net proceeds from advances from FHLB provided $10.0 million for the year ended December 31, 2016. Kemper used $10.0 million of cash to repay the FHLB advances for the year ended December 31, 2016. Kemper used $258.8 million of cash to redeem the 2015 Senior Notes for the year ended December 31, 2015. Net proceeds from the issuance of the 2025 Senior Notes provided $247.3 million of cash for the year ended December 31, 2015. Kemper used $3.8 million of cash during 2016 to repurchase shares of its common stock, compared to $45.0 million of cash to repurchase shares of its common stock in 2015, including $1.5 million of cash to settle repurchases made at the end of 2014. Kemper used $49.2 million of cash to pay dividends for the year ended December 31, 2016, compared to $49.7 million in 2015. The quarterly dividend rate was $0.24 per common share for each quarter of 2016 and 2015.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $105.4 million for the year ended December 31, 2017, compared to $238.1 million in 2016. Net cash provided by dispositions of short-term investments was $39.4 million for the year ended December 31, 2017, compared to net cash used by acquisitions of short term investments of $18.0 million in 2016. Fixed Maturities investing activities used net cash of $181.9 million for the year ended December 31, 2017, compared to $318.0 million in 2016. Equity Securities investing activities used net cash of $0.7 million for the year ended December 31, 2017, compared to providing net cash of $68.8 million in 2016. Equity Method Limited Liability Investments investing activities provided net cash of $20.2 million for the year ended December 31, 2017, compared to $6.4 million in 2016. Net cash provided by Fair Value Option Investments investing activities was $35.2 million for the year ended December 31, 2017, compared to $51.2 million in 2016. The Company did not use cash to purchase Corporate-owned Life Insurance during the year ended December 31, 2017, compared to purchases of $7.5 million in the year ended December 31, 2016.
Net Cash Used by Investing Activities was $238.1 million for the year ended December 31, 2016, compared to $28.6 million in 2015. Net cash used by acquisitions of short-term investments was $18.0 million for the year ended December 31, 2016, compared to net cash provided by dispositions of short-term investments of $104.9 million in 2015. Fixed Maturities investing activities used net cash of $318.0 million for the year ended December 31, 2016, compared to $53.5 million in 2015. Equity Securities investing activities provided net cash of $68.8 million for the year ended December 31, 2016, compared to $104.4 million in 2015. Equity Method Limited Liability Investments investing activities provided net cash of $6.4 million for the year ended December 31, 2016, compared to $0.5 million in 2015. Net cash provided by Fair Value Option Investments investing activities was $51.2 million for the year ended December 31, 2016, compared to net cash used of $111.0 million in 2015. Net cash used to acquire Alliance United was $57.6 million for the year ended December 31, 2015. Purchases of Corporate-owned Life Insurance were $7.5 million for both the year ended December 31, 2016 and the year ended December 31, 2017.
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
CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2017 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2018 to Dec 31, 2018	Jan 1, 2019 to Dec 31, 2020	Jan 1, 2021 to Dec 31, 2022	After Dec 31, 2022	Total
Long Term Debt Obligations	$—	$—	$—	$600.0	$600.0
Capital Lease Obligations	0.1	—	—	—	0.1
Operating Lease Obligations	15.3	23.4	15.8	9.0	63.5
Purchase Obligations	22.2	11.6	0.1	—	33.9
Life and Health Insurance Policy Benefits	321.6	605.1	566.3	7,455.7	8,948.7
Property and Casualty Insurance Reserves	610.9	306.9	53.0	46.0	1,016.8
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	33.4	66.8	66.0	434.8	601.0
Total Contractual Obligations	$1,003.5	$1,013.8	$701.2	$8,545.5	$11,264.0
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $5.2 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2017.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $255.1 million at December 31, 2017. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $8.1 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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
Valuation of Investments
The reported value of the Company’s investments was $6,804.9 million at December 31, 2017, of which $5,992.9 million, or 88%, was reported at fair value, $161.0 million, or 2%, was reported under the equity method of accounting, $298.6 million, or 4%, was reported at unpaid principal balance and $352.4 million, or 5%, was reported at cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchical framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $5,992.9 million at December 31, 2017, of which $5,190.3 million, or 87%, were investments that were based on quoted market prices or significant value drivers that are observable, $556.6 million, or 9%, were investments where at least one significant value driver was unobservable and $246.0 million or 4% were investments for which fair value is measured using the net asset value per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2017 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading or for financial instruments for which a company has elected the fair value option method of accounting, a company is required to recognize changes in the fair values into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments classified as trading were $6.7 million at December 31, 2017. Both the reported and fair values of the Company’s investments accounted for under the fair value option method of accounting were $77.5 million at December 31, 2017. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2017. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized in income during the period, but rather are recognized as a separate component of AOCI until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2017. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities at December 31, 2017 are reported at fair value with changes in fair value reported in AOCI until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.
Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2017, would have increased by $59.0 million.
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
Changes in these factors from their December 31, 2017 evaluation date could result in the Company determining that a temporary decline in the fair value of an investment held and evaluated at December 31, 2017 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,016.8 million and $931.4 million of gross loss and LAE reserves at December 31, 2017 and 2016, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS	2017	2016
Business Segments:
Property & Casualty Insurance	$976.3	$884.1
Life & Health Insurance	4.1	4.5
Total Business Segments	980.4	888.6
Discontinued Operations	33.1	38.6
Unallocated Reserves	3.3	4.2
Total Property and Casualty Insurance Reserves	$1,016.8	$931.4
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s discontinued operations are predominantly long-tailed exposures, $16.3 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2017.

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
Development for the years ended December 31, 2017, 2016 and 2015, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2017	2016	2015
Continuing Operations:
Property & Casualty Insurance:
Personal Automobile Insurance	$(22.2)	$(11.3)	$1.8
Homeowners Insurance	(1.0)	20.0	10.8
Commercial Automobile Insurance	(0.9)	(2.4)	(1.8)
Other Personal Lines	4.6	8.0	2.1
Life & Health Insurance:
Property	(0.9)	0.1	(1.4)
Total Favorable (Adverse) Development from Continuing Operations, Net	(20.4)	14.4	11.5
Discontinued Operations	1.5	6.3	8.6
Total Favorable (Adverse) Development, Net	$(18.9)	$20.7	$20.1
See MD&A, “Loss and LAE Reserve Development,” “Property & Casualty Insurance,” and “Life & Health Insurance,” for further information on development reported in the Consolidated Financial Statements.
Although development will emerge in all of the Company’s product lines, development in the Company’s personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for personal automobile insurance losses and LAE to changes in the cumulative development factors, for each quarterly evaluation point the Company’s actuaries calculated the variability of cumulative development factors observed in the incurred loss development methodology using one standard deviation. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves under the incurred development method for personal automobile insurance. Assuming that the Company’s personal automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and the variability in the cumulative development factors occurred within one standard deviation, the Company estimates that the Company’s personal automobile insurance loss and LAE reserves could have varied by $79.5 million in either direction at December 31, 2017 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2017 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
The Company tests goodwill for impairment annually on January 1, or whenever events or circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. As of January 1, 2017, the Company performed a quantitative goodwill impairment assessment for all reporting units with goodwill. The quantitative assessment compares the estimated fair value of a reporting unit to its carrying value to determine if there is an impairment of goodwill. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions by the Company. The estimates and assumptions included, but were not limited to, projections of future cash flows, operating results, discount rates, investment yields and market conditions. Such projections are inherently uncertain and, accordingly, actual future results may differ materially from the Company’s projections. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable.
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
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2017. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2017 by $95.3 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2017 by $76.3 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2017 by $5.3 million, while a one–percentage point increase in the rate would decrease pension expense by $5.3 million for the same period.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2018. See Note 2, “Summary of Accounting Policies and Accounting Changes” for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. For all recently issued accounting pronouncements with effective dates after December 31, 2017, the Company does not expect adoption to have a material impact on its financial statements, with the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2017 and 2016 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2017 and 2016. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2017 and 2016. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2017 and 2016, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.00 and 1.00 at December 31, 2017 and 2016, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2017 and 2016, and weighted on the fair value of such securities at December 31, 2017 and 2016, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2017 and 2016. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.06 and 0.08 at December 31, 2017 and 2016, respectively, which was calculated for each hedge fund in the portfolio and weighted on the respective fair value of each of the hedge funds.

Quantitative Information About Market Risk (Continued)

The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2017 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$5,382.7	$(322.4)	$—	$(322.4)
Investments in Equity Securities	526.0	(6.3)	(134.9)	(141.2)
Fair Value Option Investments	77.5	—	(1.4)	(1.4)
LIABILITIES
Debt	$614.6	$30.1	$—	$30.1
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2016 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$5,124.9	$(313.4)	$—	$(313.4)
Investments in Equity Securities	481.7	(5.4)	(120.7)	(126.1)
Fair Value Option Investments	111.4	—	(2.5)	(2.5)
LIABILITIES
Debt	$770.9	$24.5	$—	$24.5
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2017	2016
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2017 - $5,021.6; 2016 - $4,846.8)	$5,382.7	$5,124.9
Equity Securities at Fair Value (Cost: 2017 - $476.2; 2016 - $434.4)	526.0	481.7
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	161.0	175.9
Fair Value Option Investments	77.5	111.4
Short-term Investments at Cost which Approximates Fair Value	235.5	273.7
Other Investments	422.2	439.9
Total Investments	6,804.9	6,607.5
Cash	45.7	115.7
Receivables from Policyholders	366.0	336.5
Other Receivables	194.3	198.6
Deferred Policy Acquisition Costs	365.3	332.0
Goodwill	323.0	323.0
Current Income Tax Assets	6.1	15.5
Deferred Income Tax Assets	—	25.8
Other Assets	270.9	255.9
Total Assets	$8,376.2	$8,210.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,521.0	$3,475.3
Property and Casualty	1,016.8	931.4
Total Insurance Reserves	4,537.8	4,406.7
Unearned Premiums	653.9	618.7
Deferred Income Tax Liabilities	14.8	—
Liabilities for Unrecognized Tax Benefits	8.1	5.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2017 - $614.6; 2016 - $770.9)	592.3	751.6
Accrued Expenses and Other Liabilities	453.7	453.2
Total Liabilities	6,260.6	6,235.3
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 51,462,405 Shares Issued and Outstanding at December 31, 2017 and 51,270,940 Shares Issued and Outstanding at December 31, 2016	5.1	5.1
Paid-in Capital	673.1	660.3
Retained Earnings	1,243.0	1,172.8
Accumulated Other Comprehensive Income	194.4	137.0
Total Shareholders’ Equity	2,115.6	1,975.2
Total Liabilities and Shareholders’ Equity	$8,376.2	$8,210.5

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2017	2016	2015
Revenues:
Earned Premiums	$2,350.0	$2,220.0	$2,009.6
Net Investment Income	327.2	298.3	302.6
Other Income	4.0	3.2	3.7
Net Realized Gains on Sales of Investments	56.5	33.1	52.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(14.4)	(33.0)	(27.4)
Portion of Losses Recognized in Other Comprehensive Income	0.1	0.3	0.2
Net Impairment Losses Recognized in Earnings	(14.3)	(32.7)	(27.2)
Total Revenues	2,723.4	2,521.9	2,340.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,837.4	1,780.8	1,467.6
Insurance Expenses	644.3	647.3	645.1
Write-off of Long-lived Assets	—	—	11.1
Loss from Early Extinguishment of Debt	—	—	9.1
Interest and Other Expenses	80.6	90.3	107.6
Total Expenses	2,562.3	2,518.4	2,240.5
Income from Continuing Operations before Income Taxes	161.1	3.5	100.3
Income Tax Benefit (Expense)	(41.2)	9.2	(20.1)
Income from Continuing Operations	119.9	12.7	80.2
Discontinued Operations:
Income from Discontinued Operations	1.0	4.1	5.5
Net Income	$120.9	$16.8	$85.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$2.32	$0.25	$1.55
Diluted	$2.31	$0.25	$1.55
Net Income Per Unrestricted Share:
Basic	$2.34	$0.33	$1.65
Diluted	$2.33	$0.33	$1.65
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2017	2016	2015
Net Income	$120.9	$16.8	$85.7

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	83.8	(2.2)	(177.3)
Foreign Currency Translation Adjustments	1.7	(0.3)	(1.4)
Decrease in Net Unrecognized Postretirement Benefit Costs	3.3	20.5	26.1
Gain (Loss) on Cash Flow Hedge	(6.7)	1.6	—
Other Comprehensive Income (Loss) Before Income Taxes	82.1	19.6	(152.6)
Other Comprehensive Income Tax Benefit (Expense)	(24.7)	(6.9)	54.2
Other Comprehensive Income (Loss)	57.4	12.7	(98.4)
Total Comprehensive Income (Loss)	$178.3	$29.5	$(12.7)

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2017	2016	2015
Operating Activities:
Net Income	$120.9	$16.8	$85.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(33.3)	(15.6)	(13.1)
Amortization of Intangible Assets Acquired	5.1	5.9	15.4
Equity in Earnings of Equity Method Limited Liability Investments	(24.8)	(7.5)	(19.0)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	19.6	15.7	8.6
Decrease (Increase) in Value of Fair Value Option Investments reported in Investment Income	(1.3)	1.9	(0.3)
Amortization of Investment Securities and Depreciation of Investment Real Estate	16.7	16.2	16.1
Net Realized Gains on Sales of Investments	(56.5)	(33.1)	(52.1)
Net Impairment Losses Recognized in Earnings	14.3	32.7	27.2
Loss from Early Extinguishment of Debt	—	—	9.1
Depreciation of Property and Equipment	13.1	13.6	13.5
Write-offs of Long-lived Assets	—	—	11.1
Decrease (Increase) in Other Receivables	(29.2)	(11.0)	49.6
Increase (Decrease) in Insurance Reserves	131.1	201.8	39.6
Increase (Decrease) in Unearned Premiums	35.2	5.6	(9.4)
Change in Income Taxes	28.9	(6.5)	(21.8)
Increase (Decrease) in Accrued Expenses and Other Liabilities	2.9	3.3	22.6
Other, Net	(2.1)	0.7	32.2
Net Cash Provided by Operating Activities	240.6	240.5	215.0
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	528.2	532.3	627.8
Purchases of Fixed Maturities	(710.1)	(850.3)	(681.3)
Sales of Equity Securities	342.0	158.9	238.4
Purchases of Equity Securities	(342.7)	(90.1)	(134.0)
Acquisition and Improvements of Investment Real Estate	(1.5)	(2.2)	(1.8)
Sales of Investment Real Estate	26.7	7.5	7.7
Sales of and Return of Investment of Equity Method Limited Liability Investments	48.1	41.0	32.9
Acquisitions of Equity Method Limited Liability Investments	(27.9)	(34.6)	(32.4)
Sales of Fair Value Option Investments	42.2	72.2	—
Purchases of Fair Value Option Investments	(7.0)	(21.0)	(111.0)
Decrease (Increase) in Short-term Investments	39.4	(18.0)	104.9
Acquisition of Businesses, Net of Cash Acquired	—	—	(57.6)
Increase in Other Investments	(4.5)	(5.7)	(3.2)
Purchase of Corporate-owned Life Insurance	—	(7.5)	(7.5)
Acquisition of Software	(35.5)	(17.6)	(8.9)
Other, Net	(2.8)	(3.0)	(2.6)
Net Cash Used by Investing Activities	(105.4)	(238.1)	(28.6)
Financing Activities:
Net Proceeds from Issuances of Debt	200.2	—	247.3
Repayments of Debt	(360.0)	—	(258.8)
Common Stock Repurchases	—	(3.8)	(45.0)
Dividends and Dividend Equivalents Paid	(49.5)	(49.2)	(49.7)
Cash Exercise of Stock Options	4.0	3.5	3.9
Other, Net	0.1	1.1	1.5
Net Cash Used by Financing Activities	(205.2)	(48.4)	(100.8)
Increase (Decrease) in Cash	(70.0)	(46.0)	85.6
Cash, Beginning of Year	115.7	161.7	76.1
Cash, End of Year	$45.7	$115.7	$161.7
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2017, 2016 and 2015
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2014	52.4	$5.2	$660.1	$1,202.7	$222.7	$2,090.7
Net Income	—	—	—	85.7	—	85.7
Other Comprehensive Income (Note 12)	—	—	—	—	(98.4)	(98.4)
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.7)	—	(49.7)
Repurchases of Common Stock	(1.2)	(0.1)	(15.5)	(27.9)	—	(43.5)
Equity-based Compensation Cost (Note 10)	—	—	6.5	—	—	6.5
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.1	—	2.9	(1.8)	—	1.1
BALANCE, DECEMBER 31, 2015	51.3	$5.1	$654.0	$1,209.0	$124.3	$1,992.4
Net Income	—	—	—	16.8	—	16.8
Other Comprehensive Loss (Note 12)	—	—	—	—	12.7	12.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.2)	—	(49.2)
Repurchases of Common Stock	(0.1)	—	(1.8)	(2.0)	—	(3.8)
Equity-based Compensation Cost (Note 10)	—	—	4.7	—	—	4.7
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.1	—	3.4	(1.8)	—	1.6
BALANCE, DECEMBER 31, 2016 As Reported	51.3	$5.1	$660.3	$1,172.8	$137.0	$1,975.2
Cumulative Effect of Adoption of New Accounting Standard	—	—	—	0.5	—	0.5
BALANCE, JANUARY 1, 2017 As Adjusted	51.3	$5.1	$660.3	$1,173.3	$137.0	$1,975.7
Net Income	—	—	—	120.9	—	120.9
Other Comprehensive Income (Note 12)	—	—	—	—	57.4	57.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.5)	—	(49.5)
Equity-based Compensation Cost (Note 10)	—	—	9.4	—	—	9.4
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.2	—	3.4	(1.7)	—	1.7
BALANCE, DECEMBER 31, 2017	51.5	$5.1	$673.1	$1,243.0	$194.4	$2,115.6
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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities, Fair Value Option Investments, Trading Securities, Debt, and derivative instruments included in either Other Assets or Other Liabilities are estimated using a hierarchical framework which prioritizes and ranks market price observability. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The process of estimating and establishing reserves for losses and loss adjustment expenses ("LAE") for property and casualty insurance is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim costs differing from the estimated reserve. Changes in such estimates may be material and would be recognized in the Consolidated Financial Statements when such estimates change.
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
Short-term Investments include certificates of deposits and other fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and overnight interest bearing accounts. Short-term Investments are reported at cost, which approximates fair value.
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
For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method using assumptions as of the issue date for mortality, interest, policy lapses and expenses, including provisions for adverse mortality. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Insurance Reserves for life insurance products are comprised of reserves for future policy benefits plus an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for IBNR life insurance claims. Prior to the third quarter of 2016, except when required by applicable law, the Company did not utilize the database of reported deaths maintained by the Social Security Administration or any other comparable database (a “Death Master File” or “DMF”) in its operations, including to determine its IBNR liability for life insurance products. Instead of using such a database, the Company calculated its IBNR liability for life insurance products using Company-specific historical information, which included analyzing average paid claims and the average lag between date of death and the date reported to the Company for claims for which proof of death had been provided. In the third quarter of 2016, the Company initiated a voluntary enhancement of its claims handling procedures for its life insurance policies. The Company is now utilizing a DMF to identify potential situations where the Company has yet to be notified of an insured’s death and, as appropriate, initiating an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 include a charge of $77.8 million to recognize the initial impact of using a DMF in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. No such charge was recorded during the year ended December 31, 2017 or December 31, 2015.
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income. Reinsurance Recoverables were $111.6 million and $106.4 million at December 31, 2017 and 2016, respectively. Accrued Investment Income was $72.8 million and $70.8 million at December 31, 2017 and 2016, respectively.
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
Internal use software is amortized over the useful life of the asset using the straight-line method of amortization and is evaluated for recoverability upon identification of impairment indicators. Write-offs of Long-lived Assets for the year ended December 31, 2015 were $11.1 million to write off the costs of a computer software development project that was abandoned by the Company’s Property & Casualty Insurance segment.
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
The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF was $25.5 million and $28.9 million at December 31, 2017 and 2016, respectively. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $3.0 million in 2018, $2.8 million in 2019, $2.3 million in 2020, $2.0 million in 2021 and $1.9 million in 2022. The Company evaluates the Life VIF for recoverability annually.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Customer Relationships Acquired (“P&C Customer Relationships”) based on the present value of estimated future cash flows from the customer relationships acquired. P&C Customer Relationships was $7.3 million and $9.0 million at December 31, 2017 and 2016, respectively. P&C Customer Relationships is amortized using the effective interest method. P&C Customer Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Broker Relationships Acquired (“P&C Broker Relationships”) based on the present value of estimated future cash flows from the broker relationships acquired. P&C Broker Relationships was $15.6 million and $16.8 million at December 31, 2017 and 2016, respectively. P&C Broker Relationships is amortized on a straight-line basis over 15 years. P&C Broker Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. The Company performs a premium deficiency analysis typically at a product line level, namely automobile insurance, homeowners insurance and other insurance, which is consistent with the manner in which the Company acquires and services policies and measures profitability. Anticipated investment income is excluded from such analysis. A premium deficiency is recognized when the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums by first reducing related deferred policy acquisition costs to an amount, but not below zero, at which the premium deficiency would not exist. If a premium deficiency remains after first reducing deferred policy acquisition costs, a premium deficiency reserve is established and reported as a liability in the Company’s financial statements. The Company’s deferred policy acquisition costs in the Consolidated Balance Sheets as of December 31, 2017 and 2016 include reductions of $1.2 million and $9.7 million, respectively, due to premium deficiencies with respect to Alliance United’s personal automobile book of business.
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
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance, if any, is maintained for the portion of deferred income tax assets that the Company does not expect to recover. Increases, if any, in the valuation allowance for deferred income tax assets are recognized as income tax expense. Decreases, if any, in the valuation allowance for deferred income tax assets are recognized as income tax benefit. The effect on deferred income tax assets and liabilities of a change in tax law including a change in tax rates is recognized in income from continuing operations in the period in which the change is enacted.
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Change in Accounting and Adoption of New Accounting Standards
Adopted Accounting Guidance
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. ASU 2015-09 requires insurers to provide additional disclosures about short-duration insurance contracts, focusing particularly on the liability for unpaid claims and claim adjustment expenses. Insurers are required to disclose tables showing incurred and paid claims development information by accident year for the number of years that claims typically remain outstanding, although not to exceed ten years, as well as a reconciliation of this information to the balance sheet. Additional disclosures are also required on the total of IBNR liabilities, including expected development on reported claims, reserving methodologies, quantitative information about claim frequency, qualitative description of the methodologies used for determining claim frequency and average annual percentage payout of incurred claims by age. The Company adopted ASU 2015-09 in its 2016 year-end financial statements. Except for the additional disclosure requirements, adoption of ASU 2015-09 did not impact the Company’s financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which the Company adopted in the first quarter of 2017. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 impacts the timing of when excess tax benefits are recognized by eliminating the delay in the recognition of a tax benefit until the tax benefit is realized through a reduction to income taxes payable. The Company applied the modified retrospective transition method and recognized an increase to retained earnings of $0.5 million as of January 1, 2017 to recognize excess tax benefits that had been previously delayed. On a prospective basis, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income. Further, the Company will continue to estimate the number of awards that are expect to vest.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which the Company early adopted in the first quarter of 2017. ASU 2017-08 shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. No change is required for securities held at a discount, which will continue to be amortized to maturity. The Company holds a large number of debt securities for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated. As allowed under GAAP in effect prior to the issuance of ASU 2017-08, the Company already considered such estimates of future principal prepayments in the calculation of the constant effective yield necessary in applying the interest method. Accordingly, adoption of ASU 2017-08 did not have a material impact on the Company’s financial statements.
Guidance Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which revises the criteria for recognizing revenue. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied using either the full retrospective or modified retrospective transition method. The guidance specifically excludes insurance contracts, lease contracts and investments from its scope. Accordingly, the Company does not expect adoption to have a material impact on net income or its financial position.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most significantly, ASU 2016-01 requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily-determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also simplifies the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that an impairment exists, an entity is required to measure the investment at fair value.
ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adopting ASU 2016-01 will have no impact on the Company’s total Shareholders’ Equity as of January 1, 2018, but will result in an increase to Retained Earnings of $17.7 million, with a corresponding reduction to AOCI. Subsequent to adoption, ASU 2016-01 is expected to cause increased volatility in the Company’s Consolidated Statements of Income.

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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2018. There were no adoptions of such accounting pronouncements in 2017 that had a material impact on the Company’s Consolidated Financial Statements. With the possible exceptions of ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after December 31, 2017 to have a material impact on the Company’s financial statements.
NOTE 3. ACQUISITION OF BUSINESS
On April 30, 2015, Kemper acquired 100% of the outstanding common stock of Alliance United Group and its wholly-owned subsidiaries, Alliance United Insurance Company and Alliance United Insurance Services (individually and collectively referred to herein as “Alliance United”). The results of Alliance United are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Property & Casualty Insurance segment. Alliance United is a provider of nonstandard personal automobile insurance in California. As a result of the acquisition, the Company increased its presence in the California nonstandard automobile insurance market by gaining access to additional brokers and gained expertise in serving the Hispanic market.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. ACQUISITION OF BUSINESS (Continued)
The Company completed the allocation of the purchase price to the assets acquired and liabilities assumed in 2015. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below.

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
Under the purchase agreement, the Company was indemnified up to $12.5 million on an after-tax basis for, among other things, breaches of customary representations and warranties, loss and LAE reserve development and pre-closing income taxes. In addition, the Company was indemnified up to $5.0 million on an after-tax basis, for certain employment related matters. Other Receivables in the preceding table include an indemnification receivable of $5.4 million. Other Receivables in the Consolidated Balance Sheets at December 31, 2016 include an indemnification receivable of $16.0 million. There are no indemnification receivables included in the Consolidated Balance Sheets at December 31, 2017.
NOTE 4. INVESTMENTS
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2017 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$542.7	$19.6	$(6.2)	$556.1
States and Political Subdivisions	1,595.5	108.6	(2.3)	1,701.8
Foreign Governments	3.0	0.2	—	3.2
Corporate Securities:
Bonds and Notes	2,745.8	245.8	(11.0)	2,980.6
Redeemable Preferred Stocks	0.1	—	—	0.1
Collateralized Loan Obligations	134.1	5.7	—	139.8
Other Mortgage- and Asset-backed	0.4	0.7	—	1.1
Investments in Fixed Maturities	$5,021.6	$380.6	$(19.5)	$5,382.7
Included in the fair value of Other Mortgage- and Asset-backed investments at December 31, 2017 are $1.1 million of non-governmental residential mortgage-backed securities.

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
Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $5.4 million and $0.1 million at December 31, 2017 and 2016, respectively. There were no unsettled sales of Investments in Fixed Maturities at December 31, 2017, compared to $2.7 million of unsettled sales of Investments in Fixed Maturities included in Other Receivables at December 31, 2016.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2017 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$152.1	$153.4
Due after One Year to Five Years	855.8	879.0
Due after Five Years to Ten Years	1,603.3	1,678.0
Due after Ten Years	1,911.4	2,164.0
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	499.0	508.3
Investments in Fixed Maturities	$5,021.6	$5,382.7
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2017 consisted of securities issued by the Government National Mortgage Association with a fair value of $352.9 million, securities issued by the Federal National Mortgage Association with a fair value of $10.7 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $3.9 million and securities of other non-governmental issuers with a fair value of $140.8 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2017 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$51.1	$4.6	$—	$55.7
Other Industries	17.1	6.0	—	23.1
Common Stocks:
Finance, Insurance and Real Estate	5.5	1.7	(0.1)	7.1
Other Industries	10.0	8.1	(0.4)	17.7
Other Equity Interests:
Exchange Traded Funds	207.6	11.9	—	219.5
Limited Liability Companies and Limited Partnerships	184.9	23.9	(5.9)	202.9
Investments in Equity Securities	$476.2	$56.2	$(6.4)	$526.0
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2016 were:

DOLLARS IN MILLIONS		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$58.1	$2.3	$(0.8)	$59.6
Other Industries	18.5	4.9	(0.5)	22.9
Common Stocks:
Finance, Insurance and Real Estate	31.2	2.3	—	33.5
Other Industries	7.2	4.6	(0.1)	11.7
Other Equity Interests:
Exchange Traded Funds	136.1	9.6	(1.3)	144.4
Limited Liability Companies and Limited Partnerships	183.3	29.2	(2.9)	209.6
Investments in Equity Securities	$434.4	$52.9	$(5.6)	$481.7
There were no unsettled sales of Investments in Equity Securities at December 31, 2017. Other Receivables included unsettled sales of Investments in Equity Securities of $0.2 million at December 31, 2016. There were no unsettled purchases of Investments in Equity Securities at either December 31, 2017 or December 31, 2016.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2017 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$140.0	$(1.1)	$103.4	$(5.1)	$243.4	$(6.2)
States and Political Subdivisions	57.0	(0.3)	124.2	(2.0)	181.2	(2.3)
Corporate Securities:
Bonds and Notes	283.1	(4.2)	208.9	(6.8)	492.0	(11.0)
Collateralized Loan Obligations	2.8	—	2.4	—	5.2	—
Total Fixed Maturities	482.9	(5.6)	438.9	(13.9)	921.8	(19.5)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	0.3	—	0.2	—	0.5	—
Other Industries	0.2	—	0.2	—	0.4	—
Common Stocks:
Finance, Insurance and Real Estate	1.6	(0.1)	—	—	1.6	(0.1)
Other Industries	0.4	(0.3)	0.5	(0.1)	0.9	(0.4)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	48.4	(2.1)	7.7	(3.8)	56.1	(5.9)
Total Equity Securities	50.9	(2.5)	8.6	(3.9)	59.5	(6.4)
Total	$533.8	$(8.1)	$447.5	$(17.8)	$981.3	$(25.9)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2017, were $19.5 million, of which $13.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $12.6 million and below-investment-grade fixed maturity investments comprised $6.9 million of the unrealized losses on investments in fixed maturities at December 31, 2017. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2017, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2017 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2017 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt and senior debt. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2017.

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
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2016, were $46.5 million, of which $7.8 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were unrealized losses of $0.1 million at December 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2016 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturities comprised $33.8 million and below-investment-grade fixed maturities comprised $12.7 million of the unrealized losses on investments in fixed maturities at December 31, 2016. For below-investment-grade fixed maturities in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At December 31, 2016, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2016 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
The following table sets forth the pre-tax amount of Other Than Temporary Impairments (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2017, 2016 and 2015, for which a portion of the OTTI loss related to factors other than credit has been recognized in AOCI, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2017	2016	2015
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Year	$1.4	$5.1	$5.3
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Year	1.2	2.7	0.2
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(0.7)	(6.3)	(0.4)
Reductions for Investments Sold During Year	(0.3)	(0.1)	—
Balance at End of Year	$1.6	$1.4	$5.1
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. In 2017, 2016 and 2015, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $2,393.7 million, $2,618.1 million and $3,801.7 million, as of December 31, 2017, 2016 and 2015, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $899.7 million, $828.0 million and $879.1 million, as of December 31, 2017, 2016 and 2015, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $209.3 million, $85.0 million and $159.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2017 is limited to the total carrying value of $161.0 million. In addition, the Company had outstanding commitments totaling approximately $101.0 million to fund Equity Method Limited Liability Investments at December 31, 2017.
The carrying values of the Company’s Other Investments at December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS	2017	2016
Loans to Policyholders at Unpaid Principal	$298.6	$294.2
Real Estate at Depreciated Cost	116.8	140.2
Trading Securities at Fair Value	6.7	5.3
Other	0.1	0.2
Total	$422.2	$439.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. GOODWILL
Goodwill balances by business segment at December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS	2017	2016
Property & Casualty Insurance	$103.6	$103.6
Life & Health Insurance	219.4	219.4
Total	$323.0	$323.0
The Company tests goodwill for recoverability at the reporting unit level on an annual basis as of the beginning of the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. The Company performed a quantitative goodwill impairment assessment for all reporting units as of January 1, 2017 and 2016, principally using projections of discounted future cash flows to estimate the fair values of the reporting units. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable at the aforementioned dates tested.
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
The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses and LAE. Paid amounts are then subtracted from the ultimates to compute the reserves for property and casualty insurance losses and LAE. These results are reviewed by the Company’s corporate actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company has limited access to the underlying data and, accordingly, relies on calculations provided by such pools.

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
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2017, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2013 through 2015 is presented as supplementary information and is unaudited.
Preferred Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2017
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$265.4	$251.1	$250.1	$251.6	$251.8	$—	51,112
2014		202.1	198.3	200.2	202.8	0.1	39,903
2015			168.3	171.8	176.5	1.3	32,752
2016				162.1	174.5	9.0	30,472
2017					164.4	39.2	28,086
Total					970.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$107.2	$182.2	$216.3	$234.1	$241.9
2014		85.8	143.3	168.8	188.3
2015			73.1	122.4	147.5
2016				61.2	114.6
2017					59.2
Total					751.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2013, Net of Reinsurance					11.4
Loss and Allocated LAE Reserves, Net of Reinsurance					$229.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2017
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$139.7	$138.5	$138.5	$138.4	$138.4	$(0.1)	78,778
2014		122.0	121.6	121.4	121.4	(0.1)	67,219
2015			101.2	100.7	100.6	(0.1)	53,464
2016				106.6	106.6	(0.5)	49,870
2017					109.2	(1.2)	47,440
Total					576.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$137.0	$138.9	$138.6	$138.5	$138.5
2014		121.0	121.8	121.5	121.5
2015			100.1	101.0	100.7
2016				105.2	106.9
2017					104.4
Total					572.0
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2013, Net of Reinsurance					(0.1)
Loss and Allocated LAE Reserves, Net of Reinsurance					$4.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-standard Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2017
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$250.5	$247.1	$248.3	$249.5	$248.8	$0.2	66,918
2014		255.0	262.9	267.1	266.1	3.4	76,771
2015			379.4	379.8	381.1	0.2	91,674
2016				435.7	437.1	16.6	105,405
2017					444.6	102.8	103,965
Total					1,777.7

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$117.8	$208.2	$233.8	$244.2	$247.4
2014		117.4	210.8	245.5	258.4
2015			167.7	304.7	359.2
2016				168.9	346.2
2017					175.4
Total					1,386.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2013, Net of Reinsurance					1.2
Loss and Allocated LAE Reserves, Net of Reinsurance					$392.3

[1] Table retrospectively includes Alliance United’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-standard Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2017
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$100.1	$100.3	$100.0	$99.8	$99.7	$(0.1)	36,174
2014		105.8	104.7	104.3	104.3	(0.5)	38,048
2015			143.2	143.3	143.5	(0.4)	42,897
2016				177.9	181.6	(2.3)	50,533
2017					203.6	6.3	55,303
Total					732.7

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$93.4	$100.2	$99.9	$99.7	$99.8
2014		97.1	105.9	105.1	105.1
2015			130.0	143.8	143.2
2016				167.4	183.3
2017					185.2
Total					716.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2013, Net of Reinsurance					(0.1)
Loss and Allocated LAE Reserves, Net of Reinsurance					$16.0

[1] Table retrospectively includes Alliance United’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2017
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Incurred Claims
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$180.8	$172.8	$169.4	$167.5	$167.8	$(0.1)	21,974
2014		211.1	208.5	205.0	204.8	—	22,442
2015			178.9	164.9	163.2	(1.2)	17,444
2016				200.3	201.7	(0.7)	17,896
2017					261.2	17.3	17,011
Total					998.7

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017
2013	$122.4	$156.5	$162.5	$164.7	$165.6
2014		149.2	194.4	200.1	202.8
2015			116.9	154.4	158.0
2016				141.2	190.1
2017					165.8
Total					882.3
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2013, Net of Reinsurance					3.7
Loss and Allocated LAE Reserves, Net of Reinsurance					$120.1
The claim counts in the preceding tables are cumulative incurred claim counts as of December 31, 2017 and are equal to both (i) reported claims minus claims closed without payment as well as (ii) open claims plus claims closed with payment. As such, the difference between these claim counts and final claim counts once all claims have been identified and settled will tend to be higher in recent accident years, particularly the most recent accident year, due to claims closed without payment. Certain product lines, particularly the Company’s non-standard personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheet at December 31, 2017.

DOLLARS IN MILLIONS	2017
Property and Casualty Insurance Reserves, Net of Reinsurance:
Preferred Personal Automobile Insurance—Liability	$229.9
Preferred Personal Automobile Insurance—Physical Damage	4.1
Non-standard Personal Automobile Insurance—Liability	392.3
Non-standard Personal Automobile Insurance—Physical Damage	16.0
Homeowners Insurance	120.1
Other	120.9
Total	883.3
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Preferred Personal Automobile Insurance—Liability	32.5
Preferred Personal Automobile Insurance—Physical Damage	0.1
Non-standard Personal Automobile Insurance—Liability	0.4
Non-standard Personal Automobile Insurance—Physical Damage	—
Homeowners Insurance	11.3
Other	8.8
Total	53.1
Insurance Lines other than Short-duration	—
Unallocated LAE	80.4
Property and Casualty Insurance Reserves, Gross of Reinsurance and Indemnification	$1,016.8
The following is supplementary information about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance and Indemnification (Unaudited)
Years	1	2	3	4	5
Preferred Personal Automobile Insurance—Liability	39.5%	69.5%	84.2%	92.9%	96.1%
Preferred Personal Automobile Insurance—Physical Damage	98.5%	100.3%	100.1%	100.1%	100.1%
Non-standard Personal Automobile Insurance—Liability	42.7%	80.5%	93.5%	97.6%	99.4%
Non-standard Personal Automobile Insurance—Physical Damage	92.1%	100.8%	100.3%	100.4%	100.1%
Homeowners Insurance	70.2%	94.3%	97.1%	98.6%	98.7%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$931.4	$862.8	$733.9
Less Reinsurance Recoverables and Indemnification at Beginning of Year	50.2	52.0	54.9
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at Beginning of Year	881.2	810.8	679.0
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance and Indemnification	—	—	125.4
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,454.1	1,358.6	1,123.3
Prior Years:
Continuing Operations	20.4	(14.4)	(11.5)
Discontinued Operations	(1.5)	(6.3)	(8.6)
Total Incurred Losses and LAE related to Prior Years	18.9	(20.7)	(20.1)
Total Incurred Losses and LAE	1,473.0	1,337.9	1,103.2
Paid Losses and LAE related to:
Current Year:
Continuing Operations	868.1	831.0	723.2
Prior Years:
Continuing Operations	518.5	431.9	366.2
Discontinued Operations	3.9	4.6	7.4
Total Paid Losses and LAE related to Prior Years	522.4	436.5	373.6
Total Paid Losses and LAE	1,390.5	1,267.5	1,096.8
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at End of Year	963.7	881.2	810.8
Plus Reinsurance and Indemnification Recoverables at End of Year	53.1	50.2	52.0
Property and Casualty Insurance Reserves, Gross of Reinsurance and Indemnification at End of Year	$1,016.8	$931.4	$862.8
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
In 2017, the Company increased its property and casualty insurance reserves by $18.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $19.5 million, and commercial lines insurance loss and LAE reserves developed favorably by $0.6 million. Personal automobile insurance loss and LAE reserves developed adversely by $22.2 million due primarily to the emergence of loss patterns that were worse than expected for both physical damage and liability insurance for the 2016 accident year and, to a lesser extent, for liability insurance for the 2015 and 2014 accident years, partially offset by the emergence of more favorable loss patterns than expected for the 2013 and prior accident years. Homeowners insurance loss and LAE reserves developed adversely by $1.0 million due primarily to the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year, and to a lesser extent, the 2013 and prior accident years, partially offset by $3.7 million of favorable development on catastrophes primarily for the 2016 accident year and, to a lesser extent, the 2015 accident year. Other personal lines loss and LAE reserves developed favorably by $3.7 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014, 2013 and prior accident years, partially offset by the emergence of loss patterns that were worse than expected for the 2016 accident year. Commercial lines insurance loss and LAE reserves included adverse

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
development of $0.9 million from continuing operations and favorable development of $1.5 million from discontinued operations.
In 2016, the Company reduced its property and casualty insurance reserves by $20.7 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $16.8 million, and commercial lines insurance loss and LAE reserves developed favorably by $3.9 million. Personal automobile insurance loss and LAE reserves developed adversely by $11.3 million due primarily to the emergence of loss patterns that were worse than expected for liability insurance for the 2015 and 2014 accident years and, to a lesser extent, the 2013 and 2012 accident years. Homeowners insurance loss and LAE reserves developed favorably by $20.0 million due primarily to $16.8 million of favorable development on catastrophes primarily for the 2015 accident year and, to a lesser extent, the 2014 accident year. Other personal lines loss and LAE reserves developed favorably by $8.1 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014, 2013 and 2012 accident years. Commercial lines insurance loss and LAE reserves included adverse development of $2.4 million from continuing operations and favorable development of $6.3 million from discontinued operations.
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
Reinsurance and indemnification recoverables on property and casualty insurance reserves were $53.1 million and $50.2 million at December 31, 2017 and 2016, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2017 and 2016, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 7. DEBT
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-current, outstanding at December 31, 2017 and 2016 was:

DOLLARS IN MILLIONS	2017	2016
Senior Notes:
6.00% Senior Notes due May 15, 2017	$—	$359.8
4.35% Senior Notes due February 15, 2025	448.1	247.7
7.375% Subordinated Debentures due February 27, 2054	144.2	144.1
Total Long-term Debt, Current and Non-current, Outstanding	$592.3	$751.6
There were no outstanding borrowings at either December 31, 2017 or December 31, 2016 under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. DEBT (Continued)
Kemper’s subsidiaries, Trinity Universal Insurance Company (“Trinity”) and United Insurance Company of America (“United Insurance”), are members of the Federal Home Loan Bank (“FHLB”) of Dallas and Chicago, respectively. There were no advances from the FHLB of Dallas or Chicago outstanding at either December 31, 2017 or December 31, 2016.
The Company has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2017. The Company initially issued $250 million of the 2025 Senior Notes in February of 2015, with proceeds from the issuance of $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. Kemper used the net proceeds from the sale, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% senior notes due November 30, 2015. Kemper recognized a loss of $9.1 million before income taxes in 2015 from the early redemption of these senior notes.
In June of 2017, Kemper issued an additional $200 million of the 2025 Senior Notes. The proceeds of the additional issuance were $200.2 million, net of discount and transaction costs, for an effective yield of 4.16%. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. Kemper used the net proceeds from the additional issuance for general corporate purposes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
During the fourth quarter of 2016, in anticipation of a debt issuance in 2017 and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the probable debt issuance (“Treasury Lock”). The Treasury Lock was formally designated as a cash flow hedge at inception and qualified for hedge accounting treatment. In the second quarter of 2017, the Company de-designated a portion of the cash flow hedge because the anticipated principal issuance was less than the notional amount of the Treasury Lock and recorded a pre-tax charge of $1.1 million in Other Expenses. The effective portion of the loss on the derivative instrument upon discontinuance was $4.5 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income. Beginning with the additional issuance of the 2025 Senior Notes described in the preceding paragraph, such loss is being amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings. Amortization, reported in Interest Expense, was $0.2 million for the year ended December 31, 2017. The Company expects to reclassify $0.4 million of net losses on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2018 as interest expense on the debt is recognized. The Treasury Lock was in a gain position of $1.6 million at December 31, 2016 and, accordingly, such gain was included in Other Assets in the Consolidated Balance Sheet at such date.
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $34.9 million, $44.4 million and $46.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest paid, including facility fees, was $34.7 million, $44.2 million and $44.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Net rental expense for operating leases for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Minimum Rental Expense	$20.5	$21.2	$20.7
Less Sublease Rental Income	(1.6)	(1.6)	(1.7)
Net Rental Expense	$18.9	$19.6	$19.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 8. LEASES (Continued)
Future minimum lease payments under capital and operating leases at December 31, 2017 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2018	$0.1	$15.3
2019	—	12.8
2020	—	10.6
2021	—	8.7
2022	—	7.1
2023 and Thereafter	—	9.0
Total Future Payments	$0.1	$63.5
Less Imputed Interest	—
Present Value of Minimum Capital Lease Payments	$0.1
The total of minimum rentals to be received in the future under non-cancelable subleases was $0.4 million at December 31, 2017.
NOTE 9. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2017 and 2016. There were 51,462,405 shares and 51,270,940 shares of common stock outstanding at December 31, 2017 and 2016, respectively. There were no shares of outstanding common stock at December 31, 2017, that had been issued subject to vesting or other requirements, in connection with the Company’s long-term equity compensation plans, compared to 16,000 shares at December 31, 2016. See Note 10, “Long-Term Equity-based Compensation,” to the Consolidated Financial Statements for a discussion of the restrictions and vesting provisions.
Kemper did not repurchase any of its common stock in open market transactions in 2017. Kemper repurchased and retired 0.1 million shares of its common stock in open market transactions at an aggregate cost of $3.8 million in 2016. Kemper repurchased and retired 1.2 million shares of its common stock in open market transactions at an aggregate cost of $43.5 million in 2015.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $108.1 million to Kemper in 2017. In 2018, Kemper’s insurance subsidiaries would be able to pay $201 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $2.4 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2017.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $414.3 million and $403.7 million at December 31, 2017 and 2016, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $84.1 million, $29.7 million and $62.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $855.3 million and $928.9 million at December 31, 2017 and 2016, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $56.9 million, $1.4 million and $58.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $120.9 million at December 31, 2017. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $340.5 million at December 31, 2017. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. SHAREHOLDERS’ EQUITY (Continued)
In 2017, Kemper paid dividends of $49.5 million to its shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2017. Kemper had the ability to pay without restrictions $326 million in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2017.
NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2017, there were 6,338,224 common shares available for future grants under the Omnibus Plan, of which 677,949 shares were reserved for future grants based on the performance results under the terms of outstanding performance-based stock unit awards.
The design of the Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include time-based restricted stock awards and time-based restricted stock units (collectively “RSUs”), performance-based restricted stock units (“PSUs”) and deferred stock units (“DSUs”).
Outstanding equity-based compensation awards at December 31, 2017 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), RSUs, PSUs and DSUs. RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of RSUs, PSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except as described below for equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.
For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance units granted. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $9.4 million, $4.7 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total unamortized compensation expense related to nonvested awards at December 31, 2017 was $9.4 million, which is expected to be recognized over a weighted-average period of 1.4 years.
The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Tandem Awards and RSU awards granted to employees generally vest in four equal annual installments over a period of 3.5 years, with the Tandem Awards expiring ten years from the date of grant. Employee PSU awards generally vest over a period of three years, subject to performance results and other restrictions.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Under the Non-employee Director compensation programs in effect for 2017 and 2016, each non-employee director received an annual DSU award covering shares of Kemper common stock with an aggregate grant date fair value of $110,000 and $75,000, respectively, at the conclusion of each annual shareholder meeting. Under the Non-employee Director compensation programs in effect for 2015, annual awards to each Non-employee Director included 500 DSUs and stock options, as described below. The DSUs granted to Non-employee Directors are fully vested on the date of grant. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates.
In addition to the annual DSU awards under the Non-employee Director compensation programs in effect for 2015, each Non-employee Director received an initial option award to purchase 4,000 shares of Kemper common stock immediately upon becoming a director, and in addition, received an annual option award to purchase 4,000 shares of common stock on the date of each annual meeting of Kemper’s shareholders. Grants of such option awards were fully vested and exercisable on the date of grant at an exercise price equal to the fair value of Kemper’s common stock on the date of grant and expire ten years from the date of grant.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2017, 2016 and 2015 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2017, 2016 and 2015 are presented below.

	2017			2016			2015
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	26.17%	-	30.39%	25.85%	-	42.19%	21.31%	-	41.65%
Risk-free Interest Rate	1.59	-	2.25	0.77	-	2.01	1.08	-	1.96
Expected Dividend Yield	1.39	-	2.43	2.22	-	3.41	2.37	-	2.62
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6.5	1	-	6.5	4	-	7
Director Grants	N/A			N/A			5.5
Tandem Award activity for the year ended December 31, 2017 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	1,306,123	$36.35
Granted	444,339	43.72
Exercised	(377,811)	35.60
Forfeited or Expired	(360,372)	43.14
Outstanding at December 31, 2017	1,012,279	37.45	7.85	$31.8
Vested and Expected to Vest at December 31, 2017	959,899	$37.40	7.81	$30.2
Exercisable at December 31, 2017	470,946	$35.49	6.92	$15.7
The weighted-average grant-date fair values of Tandem Awards granted during 2017, 2016 and 2015 were $8.89, $5.17 and $7.85, respectively. Total intrinsic value of Tandem Awards exercised was $4.9 million, $2.0 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash received from exercises of Tandem Awards was $4.0 million, $3.5 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $1.7 million, $0.7 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Information pertaining to Tandem Awards outstanding at December 31, 2017 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$15.00	-	$20.00	4,000	$16.48	1.35	4,000	$16.48
20.01	-	25.00	2,000	22.33	1.94	2,000	22.33
25.01	-	30.00	205,469	27.82	7.36	108,813	27.92
30.01	-	35.00	124,127	31.84	6.90	83,141	32.03
35.01	-	40.00	198,515	37.40	7.03	124,428	37.20
40.01	-	45.00	463,637	42.58	8.70	148,564	42.24
45.01	-	50.00	—	—	0.00	—	—
50.01	-	55.00	734	54.50	9.76	—	—
55.01	-	60.00	—	—	0.00	—	—
60.01	-	65.00	6,221	64.30	9.84	—	—
65.01		70.00	7,576	68.65	9.92	—	—
15.00	-	70.00	1,012,279	37.45	7.85	470,946	35.49
The grant-date fair values of RSUs, both time-based restricted stock awards and time-based restricted stock units, are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested RSUs for the year ended December 31, 2017 is presented below.

	Time-based Restricted Stock Awards		Time-based Restricted Stock Unit Awards
	Number of Shares	Weighted- average Grant-date Fair Value Per Share	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	16,000	$34.69	158,361	$33.56
Granted	—	—	84,331	44.70
Vested	(14,000)	34.13	(57,016)	33.65
Forfeited	(2,000)	38.59	(55,429)	34.46
Nonvested Balance at December 31, 2017	—	$—	130,247	$40.34
The initial number of PSUs awarded to each participant represents the number of Kemper common shares that would vest and be issued if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of PSUs awarded to the participant. The final payout of these awards, and any forfeitures of PSUs for performance below the “target” performance level, will be determined based on the Company’s performance. If, at the end of the applicable performance period, the Company’s performance:

•	exceeds the “target” performance level, all of the PSUs will vest and additional shares of stock will be issued to the award recipient;

•	is below the “target” performance level, but at or above a “minimum” performance level, only a portion of the PSUs originally issued to the award recipient will vest; or

•	is below a “minimum” performance level, none of the PSUs originally issued to the award recipient will vest.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested PSU awards for the year ended December 31, 2017 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	227,584	$34.55
Granted	100,620	44.32
Forfeited	(102,221)	38.96
Nonvested Balance at December 31, 2017	225,983	$36.90
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2017, 2016 and 2015 three-year performance periods was 84,383 common shares, 107,638 common shares and 33,962 common shares, respectively, (as “full value awards,” the equivalent of 253,149 shares, 322,914 shares, and 101,886 shares, respectively, under the Share Authorization) at December 31, 2017. For the 2014 and 2013 three-year performance periods, the Company’s performance level was below the minimum performance level, and all of the related 43,207 shares and 51,400 shares, respectively, of PSUs were forfeited on February 4, 2017 and February 4, 2016, the three-year anniversary of their grant date.
The grant date fair values of the PSU awards with a market performance condition are determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Kemper and each of the other companies included in the peer group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Kemper’s simulated ranking is converted to a payout percentage based on the terms of the PSU awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials.
Fifty percent of the PSU awards granted to employees and officers in 2017 and 2016 are measured using a market performance condition. All of the PSU awards granted to employees and officers in 2015 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2017, 2016 and 2015 awards end on January 31, 2020, February 28, 2019, and December 31, 2017, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Fifty percent of the PSU awards granted to employees and officers in 2017 and 2016 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2017 and 2016 awards end on December 31, 2019 and December 31, 2018, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2017 was $3.2 million. The tax benefits for tax deductions realized from such awards was $1.1 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2016 was $1.3 million. The tax benefits for tax deductions realized from such awards was $0.5 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2015 was $1.4 million. The tax benefits for tax deductions realized from such awards was $0.5 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. The total fair value of DSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.5 million and $0.1 million, respectively.
Activity related to DSU awards for the year ended December 31, 2017 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	21,520	$32.68
Granted and Vested	23,040	38.20
Vested Balance at December 31, 2017	44,560	$35.54
NOTE 11. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs, PSUs and DSUs contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2017, 2016 and 2015 is presented below.

	2017	2016	2015
DOLLARS IN MILLIONS
Income from Continuing Operations	$119.9	$12.7	$80.2
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	0.8	(0.2)	0.4
Income from Continuing Operations Attributed to Unrestricted Shares	119.1	12.9	79.8
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$119.1	$12.9	$79.8
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	51,345.6	51,156.1	51,606.9
Equity-based Compensation Equivalent Shares	232.3	58.6	76.6
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,577.9	51,214.7	51,683.5
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$2.32	$0.25	$1.55
Diluted Income from Continuing Operations Per Unrestricted Share	$2.31	$0.25	$1.55
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2017, 2016 and 2015 because the exercise prices for the options exceeded the average market price is presented below.

SHARES IN THOUSANDS	2017	2016	2015
Equity-based Compensation Equivalent Shares	346.6	959.9	959.7
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	346.6	959.9	959.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) Before Income Taxes for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$119.1	$(2.4)	$(151.9)
Reclassification Adjustment for Amounts Included in Net Income	(35.3)	0.2	(25.4)
Unrealized Holding Gains (Losses)	83.8	(2.2)	(177.3)
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	1.7	(0.3)	(1.4)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	1.7	(0.3)	(1.4)
Net Unrecognized Postretirement Benefit Costs Arising During the Year	3.9	14.2	3.0
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	1.0	—
Amortization of Net Unrecognized Postretirement Benefit Costs	(0.6)	5.3	23.1
Total Reclassification Adjustments for Amounts Included in Net Income	(0.6)	6.3	23.1
Net Unrecognized Postretirement Benefit Costs	3.3	20.5	26.1
Gains (Losses) on Cash Flow Hedges During the Year Before Reclassification Adjustment	(8.0)	1.6	—
Reclassification Adjustment for Amounts Included in Net Income	1.3	—	—
Gain (Loss) on Cash Flow Hedges	(6.7)	1.6	—
Other Comprehensive Income (Loss) Before Income Taxes	$82.1	$19.6	$(152.6)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year Before Reclassification Adjustment	$(38.2)	$1.0	$53.9
Reclassification Adjustment for Amounts Included in Net Income	12.3	(0.1)	8.9
Unrealized Holding Gains and Losses	(25.9)	0.9	62.8
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	(0.6)	0.1	0.5
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustment	(0.6)	0.1	0.5
Net Unrecognized Postretirement Benefit Costs Arising During the Year	(0.8)	(5.0)	(1.1)
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	(0.4)	—
Amortization of Net Unrecognized Postretirement Benefit Costs	0.2	(1.9)	(8.0)
Total Reclassification Adjustments for Amounts Included in Net Income	0.2	(2.3)	(8.0)
Net Unrecognized Postretirement Benefit Costs	(0.6)	(7.3)	(9.1)
Gains and Losses on Cash Flow Hedges During the Year Before Reclassification Adjustment	2.8	(0.6)	—
Reclassification Adjustment for Amounts Included in Net Income	(0.4)	—	—
Gains and Losses on Cash Flow Hedges	2.4	(0.6)	—
Other Comprehensive Income Tax Benefit (Expense)	$(24.7)	$(6.9)	$54.2
The components of AOCI at December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS	2017	2016
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.2	$0.1
Other Net Unrealized Gains on Investments	269.5	211.7
Foreign Currency Translation Adjustments, Net of Income Taxes	0.2	(0.9)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(72.2)	(74.9)
Gain (Loss) on Cash Flow Hedges, Net of Income Taxes	(3.3)	1.0
Accumulated Other Comprehensive Income	$194.4	$137.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

DOLLARS IN MILLIONS	2017	2016	2015
Reclassification of AOCI from Net Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$49.6	$32.0	$52.6
Net Impairment Losses Recognized in Earnings	(14.3)	(32.2)	(27.2)
Total Before Income Taxes	35.3	(0.2)	25.4
Income Tax Benefit (Expense)	(12.3)	0.1	(8.9)
Reclassification from AOCI, Net of Income Taxes	23.0	(0.1)	16.5
Reclassification of AOCI Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	0.6	(6.3)	(23.1)
Income Tax Benefit (Expense)	(0.2)	2.3	8.0
Reclassification from AOCI, Net of Income Taxes	0.4	(4.0)	(15.1)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(1.3)	—	—
Income Tax Benefit	0.4	—	—
Reclassification from AOCI, Net of Income Taxes	(0.9)	—	—
Total Reclassification from AOCI to Net Income	$22.5	$(4.1)	$1.4
NOTE 13. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$246.6	$242.7	$236.2
Dividends on Equity Securities Excluding Alternative Investments	9.3	11.8	14.8
Alternative Investments:
Equity Method Limited Liability Investments	24.8	7.5	19.0
Fair Value Option Investments	1.3	(1.9)	0.2
Limited Liability Investments Included in Equity Securities	28.6	22.0	17.6
Total Alternative Investments	54.7	27.6	36.8
Short-term Investments	1.6	0.5	0.4
Loans to Policyholders	21.6	21.6	21.1
Real Estate	10.7	11.8	11.9
Other	0.5	0.3	—
Total Investment Income	345.0	316.3	321.2
Investment Expenses:
Real Estate	10.5	11.0	11.3
Other Investment Expenses	7.3	7.0	7.3
Total Investment Expenses	17.8	18.0	18.6
Net Investment Income	$327.2	$298.3	$302.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. INCOME FROM INVESTMENTS (Continued)
Other Receivables includes accrued investment income of $72.8 million and $70.8 million at December 31, 2017 and 2016, respectively.
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Fixed Maturities:
Gains on Sales	$8.4	$17.0	$16.1
Losses on Sales	(0.9)	(4.6)	(1.1)
Equity Securities:
Gains on Sales	42.0	19.9	39.2
Losses on Sales	—	(0.3)	(1.6)
Real Estate:
Gains on Sales	6.4	1.1	—
Losses on Sales	—	—	(0.2)
Other Investments:
Gains on Other Sales	0.1	—	—
Losses on Sales	(0.1)	(0.2)	—
Net Gains (Losses) on Trading Securities	0.6	0.2	(0.3)
Net Realized Gains on Sales of Investments	$56.5	$33.1	$52.1

Gross Gains on Sales	$56.9	$38.0	$55.3
Gross Losses on Sales	(1.0)	(5.1)	(2.9)
Net Gains (Losses) on Trading Securities	0.6	0.2	(0.3)
Net Realized Gains on Sales of Investments	$56.5	$33.1	$52.1
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Fixed Maturities	$(12.1)	$(26.6)	$(11.5)
Equity Securities	(2.2)	(5.6)	(15.7)
Real Estate	—	(0.5)	—
Net Impairment Losses Recognized in Earnings	$(14.3)	$(32.7)	$(27.2)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Commissions	$425.6	$399.2	$357.6
General Expenses	194.1	209.0	241.1
Taxes, Licenses and Fees	52.8	48.8	44.2
Total Costs Incurred	672.5	657.0	642.9
Policy Acquisition Costs:
Deferred	(351.6)	(314.9)	(270.6)
Amortized	318.3	299.3	257.4
Net Policy Acquisition Costs Deferred	(33.3)	(15.6)	(13.2)
Amortization of Insurance in Force	5.1	5.9	15.4
Insurance Expenses	$644.3	$647.3	$645.1
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.
NOTE 15. INCOME TAXES
On December 22, 2017, Public Law 115-97, more commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted. The Tax Act includes numerous changes to existing federal income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
Pursuant to SAB 118, the Company recorded certain provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes. The Company estimates that the reduction in the corporate income tax rate decreased its net deferred income tax liability as of December 22, 2017 by $10.5 million. The effect of the rate change was recorded as a decrease to income tax expense in the Company’s Consolidated Statement of Income for the year ended December 31, 2017. Final determination of the effects of the Tax Act on deferred income taxes requires additional information, including data from third parties, actuarial computations and other items. The Company expects to complete its determination of the effect of the Tax Act on its deferred income tax assets and liabilities pursuant to its annual income tax return filing process which is expected to be completed during the fourth quarter of 2018.
The Company had not previously provided for Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984, which was not subject to income taxes under certain conditions prior to the Tax Act. Under the Tax Act, such income is now subject to taxation. Accordingly, the Company recognized current income tax expense of $3.1 million in the Company’s Consolidated Statement of Income for the year ended December 31, 2017.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS	2017	2016
Deferred Income Tax Assets:
Insurance Reserves	$55.7	$83.4
Unearned Premium Reserves	26.7	42.1
Tax Capitalization of Policy Acquisition Costs	41.9	70.7
Payroll and Employee Benefit Accruals	37.2	60.5
Net Operating Loss Carryforwards	31.8	52.2
Other	3.7	13.2
Total Deferred Income Tax Assets	197.0	322.1
Deferred Income Tax Liabilities:
Investments	90.6	113.0
Deferred Policy Acquisition Costs	76.8	116.2
Life VIF and P&C Customer Relationships	6.9	13.5
Goodwill and Other Intangible Assets Acquired	22.3	37.1
Depreciable Assets	12.1	12.5
Other	3.1	4.0
Total Deferred Income Tax Liabilities	211.8	296.3
Net Deferred Income Tax Assets (Liabilities)	$(14.8)	$25.8
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2017 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2020	$7.8	$1.6
2021 through 2025	30.5	6.5
2026 through 2030	29.8	6.2
2031 through 2037	83.3	17.5
Total All Years	$151.4	$31.8
Except for the NOL carryforwards scheduled to expire in 2031 through 2037, all of the NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2017, 2016 and 2015 is presented below.

DOLLARS IN MILLIONS	2017	2016	2015
Liabilities for Unrecognized Tax Benefits at Beginning of Year	$5.1	$3.8	$7.2
Additions for Tax Positions of Current Year	3.1	1.5	0.2
Additions for Tax Positions of Prior Years	—	—	—
Reduction for Expiration of Federal Statute of Limitations	(0.1)	(0.2)	(3.6)
Liabilities for Unrecognized Tax Benefits at End of Year	$8.1	$5.1	$3.8
During March of 2017, the Internal Revenue Service commenced an examination of Kemper and its eligible subsidiaries’ consolidated Federal income tax return for the years ended December 31, 2014, and 2015.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
Unrecognized Tax Benefits at December 31, 2017, 2016 and 2015 include $7.6 million, $4.6 million and $3.3 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.5 million, $0.5 million and $0.5 million at December 31, 2017, 2016 and 2015, respectively. Net interest related to unrecognized tax benefits for the years ended December 31, 2017 and 2016 was insignificant. Tax expense includes interest benefit of $3.3 million related to unrecognized tax benefits for the year ended December 31, 2015.
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2013. The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax return for the tax year ended December 31, 2014 has been extended to March 15, 2019. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Current Income Tax Benefit (Expense)	$(23.1)	$8.2	$(25.7)
Deferred Income Tax Benefit (Expense)	(15.1)	2.3	2.2
(Increase) Decrease Unrecognized Tax Benefits	(3.0)	(1.3)	3.4
Income Tax Benefit (Expense)	$(41.2)	$9.2	$(20.1)
Income taxes paid, net of income tax refunds received, were $13.0 million in 2017. Income tax refunds received, net of income taxes paid, were $0.5 million in 2016. Income taxes paid, net of income tax refunds received, were $44.4 million 2015.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2017, 2016 and 2015 is presented below.

DOLLARS IN MILLIONS	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(56.4)	35.0%	$(1.2)	35.0%	$(35.1)	35.0%
Tax-exempt Income and Dividends Received Deduction	9.8	(6.0)	9.8	(279.5)	9.8	(9.7)
Unrecognized Tax Benefit (Expense)	—	—	—	—	2.1	(2.1)
Indemnification Recoveries	—	—	0.2	(6.5)	3.7	(3.6)
State Income Taxes	0.1	(0.1)	(0.6)	16.9	(0.6)	0.5
Long-term Equity Based Compensation	0.4	(0.2)	—	—	—	—
Tax Reform	7.4	(4.6)	—	—	—	—
Other, Net	(2.5)	1.5	1.0	(28.9)	—	—
Effective Income Tax Benefit (Expense) from Continuing Operations	$(41.2)	25.6%	$9.2	(263.0)%	$(20.1)	20.1%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
Comprehensive Income Tax Benefit (Expense) included in the Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Income Tax Benefit (Expense):
Continuing Operations	$(41.2)	$9.2	$(20.1)
Discontinued Operations	(0.5)	(2.2)	(3.1)
Unrealized Depreciation (Appreciation) on Securities	(25.9)	0.9	62.8
Foreign Currency Translation Adjustments on Investments	(0.6)	0.1	0.5
Tax Effects from Postretirement Benefit Plans	(0.6)	(7.3)	(9.1)
Tax Effects from Cash Flow Hedge	2.4	(0.6)	—
Tax Effects from Long-term Equity-based Compensation included in Paid-in Capital	—	(1.1)	(1.0)
Comprehensive Income Tax Benefit (Expense)	$(66.4)	$(1.0)	$30.0
NOTE 16. PENSION BENEFITS
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 9,000 participants and beneficiaries, of which 1,600 are active employees. The Pension Plan is closed to new employees hired after January 1, 2006. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2017 and 2016 is presented below.

DOLLARS IN MILLIONS	2017	2016
Fair Value of Plan Assets at Beginning of Year	$520.9	$507.5
Actual Return on Plan Assets	86.4	29.9
Employer Contributions	—	9.0
Benefits Paid	(27.5)	(25.5)
Fair Value of Plan Assets at End of Year	579.8	520.9
Projected Benefit Obligation at Beginning of Year	593.6	597.8
Service Cost	—	4.8
Interest Cost	20.6	20.1
Benefits Paid	(27.5)	(25.5)
Curtailment	—	(23.3)
Actuarial Losses	50.5	19.7
Projected Benefit Obligation at End of Year	637.2	593.6
Funded Status—Plan Assets in Deficit of Projected Benefit Obligation	$(57.4)	$(72.7)
Unamortized Amount Reported in AOCI at End of Year:
Accumulated Actuarial Loss	$(137.2)	$(144.7)
Prior Service Credit	—	—
Unamortized Amount Reported in AOCI at End of Year	$(137.2)	$(144.7)
Accumulated Benefit Obligation at End of Year	$637.0	$593.5
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2017” and “2016” were December 31, 2017 and December 31, 2016, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2017 and 2016 were:

	2017	2016
Discount Rate	3.63%	4.18%
Rate of Increase in Future Compensation Levels	3.40	2.56
Weighted-average asset allocations for the Pension Plan at December 31, 2017 and 2016 by asset category were:

ASSET CATEGORY	2017	2016
Cash and Short-term Investments	2%	2%
Corporate Bonds and Notes	31	31
Common and Preferred Stocks	50	48
Exchange Traded Funds	1	1
Other Assets	16	18
Total	100%	100%
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
Fair value measurements for the Pension Plan’s assets at December 31, 2017 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$56.7	$—	$—	$—	$56.7
States and Political Subdivisions	—	2.2	—	—	2.2
Corporate Bonds and Notes	—	122.0	—	—	122.0
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	4.9	—	—	4.9
Common Stocks:
Manufacturing	86.8	15.3	—	—	102.1
Other Industries	99.6	4.7	—	—	104.3
Other Equity Interests:
Collective Investment Funds	—	—	—	79.2	79.2
Exchange Traded Funds	5.1	—	—	—	5.1
Limited Liability Companies and Limited Partnerships	—	—	—	95.9	95.9
Short-term Investments	9.0	—	—	—	9.0
Receivables and Other	(1.9)	—	0.3	—	(1.6)
Total	$255.3	$149.1	$0.3	$175.1	$579.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2016 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$21.2	$8.6	$—	—	$29.8
States and Political Subdivisions	—	3.1	—	—	3.1
Corporate Bonds and Notes	—	126.4	—	—	126.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	6.2	—	—	6.2
Common Stocks:
Manufacturing	77.5	16.0	—	—	93.5
Other Industries	88.1	—	—	—	88.1
Other Equity Interests:
Collective Investment Funds	—	—	—	60.7	60.7
Exchange Traded Funds	6.0	—	—	—	6.0
Limited Liability Companies and Limited Partnerships	—	—	—	93.5	93.5
Short-term Investments	11.8	—	—	—	11.8
Receivables and Other	1.4	—	0.4	—	1.8
Total	$206.0	$160.3	$0.4	$154.2	$520.9
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 in the two preceding tables for the years ended December 31, 2017 and 2016 is presented below.

DOLLARS IN MILLIONS	2017	2016
Balance at Beginning of Year	$0.4	$0.4
Return on Plan Assets Held	—	—
Purchases, Sales and Settlements, Net	(0.1)	—
Transfers out of Level 3	—	—
Balance at End of Year	$0.3	$0.4
The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Service Cost Earned During the Year	$—	$4.8	$10.5
Interest Cost on Projected Benefit Obligation	20.6	20.1	25.7
Expected Return on Plan Assets	(30.9)	(32.7)	(35.0)
Amortization of Actuarial Loss	2.6	6.6	24.4
Curtailment Gain	—	(0.3)	—
Pension Expense (Income) Recognized in Consolidated Statements of Income	(7.7)	(1.5)	25.6
Unrecognized Pension Gain Arising During the Year	(4.9)	(0.7)	(1.9)
Amortization of Accumulated Unrecognized Pension Loss	(2.6)	(6.3)	(24.4)
Comprehensive Pension Expense (Income)	$(15.2)	$(8.5)	$(0.7)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
The actuarial loss included in AOCI at December 31, 2017 is being amortized over approximately 24 years, the remaining average estimated life expectancy of participants. The Company estimates that Pension Expense for the Pension Plan for the year ended December 31, 2018 will include expense of $4.2 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2017.
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

	Year Ended			Year Ended
	December 31, 2017	5/13/16 to 12/31/16	1/1/16 to 5/12/16	December 31, 2015
Weighted-average Discount Rate	4.19%	3.94%	4.47%	4.10%
Service Cost Discount Rate	4.15	4.22	4.78	—
Interest Cost Discount Rate	3.52	3.18	3.69	—
Rate of Increase in Future Compensation Levels	2.56	3.15	3.15	3.31
Expected Long Term Rate of Return on Plan Assets	5.80	6.25	6.25	6.75
The Company did not contribute to the Pension Plan in 2017. On August 12, 2016, the Company made a voluntary cash contribution of $9.0 million to the Pension Plan. The Company did not contribute to the Pension Plan in 2015. The Company does not expect that it will be required to contribute to the Pension Plan in 2018, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service of certain participants that remain eligible for a benefit accrual, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2018	2019	2020	2021	2022	2023-2027
Estimated Pension Benefit Payments	$28.5	$29.8	$30.9	$32.0	$33.0	$174.0
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
The unfunded liability related to the Supplemental Plan was $26.3 million and $25.4 million at December 31, 2017 and 2016, respectively. Pension expense for the Supplemental Plan was $0.8 million for the year ended December 31, 2017, compared to pension income of $1.0 million and pension expense $2.1 million for the years ended December 31, 2016, and 2015, respectively. An actuarial loss of $1.6 million before taxes, an actuarial gain of $4.8 million before taxes and an actuarial gain of $1.5 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $10.6 million, $8.4 million and $7.8 million in 2017, 2016 and 2015, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 475 retired and 200 active employees (the “OPEB Plan”). The Company has historically self-insured the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally has required participant contributions, with most contributions adjusted annually. On December 30, 2016, the Company amended the OPEB Plan and, effective December 31, 2016, will no longer offer coverage to post-65 Medicare-eligible retirees and Medicare-eligible spouses under the self-insured portion of its coverage. Rather, beginning on January 1, 2017, the OPEB Plan offers access to a private, third-party Medicare exchange and provides varying levels of a Company-determined subsidy via health reimbursement accounts to certain Medicare-eligible retirees and spouses in order to help fund a portion of the participants’ cost. Further, the amendment eliminates the requirement for such participants to contribute to the OPEB Plan. In conjunction with the amendment, the Company recorded a pre-tax reduction to its Accumulated Postretirement Benefit Obligation of $11.0 million through Other Comprehensive Income. This prior service credit is being amortized into income over the remaining average life of the OPEB Plan’s participants.
Changes in Fair Value of Plan Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS
	2017	2016
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer Contributions	0.9	3.4
Plan Participants’ Contributions	0.5	1.0
Benefits Paid	(1.4)	(4.4)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	15.1	29.6
Service Cost	0.1	0.1
Interest Cost	0.4	0.8
Plan Participants’ Contributions	0.5	1.0
Benefits Paid	(1.4)	(4.4)
Medicare Part D Subsidy Received	0.2	0.3
Plan Amendments	—	(11.0)
Actuarial Gain	(0.5)	(1.3)
Accumulated Postretirement Benefit Obligation at End of Year	14.4	15.1
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plan Assets	$(14.4)	$(15.1)
Unamortized Actuarial Gain Reported in AOCI at End of Year	$25.0	$27.6
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2017” and “2016” were December 31, 2017 and December 31, 2016, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2017 and 2016 were:

	2017	2016
Discount Rate	3.36%	3.60%
Rate of Increase in Future Compensation Levels	2.20	2.60
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2017 was 7.50% for 2018, gradually declining to 4.8% in the year 2025 and remaining at that level thereafter for medical benefits and 10.00% for 2018, gradually declining to 4.8% in the year 2026 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2016 was 6.8% for 2017, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for medical benefits and 10.3% for 2017, gradually declining to 5.0% in the year 2024 and remaining at that level thereafter for prescription drug benefits.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2017 by $0.6 million and 2017 OPEB expense by an insignificant amount. A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2016 by $0.6 million and 2016 OPEB expense by an insignificant amount.
The components of Comprehensive OPEB Expense (Income) for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Service Cost Earned During the Year	$0.1	$0.1	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	0.4	0.8	1.0
Amortization of Actuarial Gain	(1.8)	(1.4)	(1.4)
OPEB Income Recognized in Consolidated Statements of Income	(1.3)	(0.5)	(0.2)
Unrecognized OPEB Loss (Gain) Arising During the Year	(0.5)	(1.3)	0.4
Prior Service Credit Arising During the Year	(1.3)	(11.0)	—
Amortization of Accumulated Unrecognized OPEB Gain	1.8	1.4	1.4
Comprehensive OPEB Expense (Income)	$(1.3)	$(11.4)	$1.6
The Company estimates that OPEB Expense for the year ended December 31, 2018 will include income of $3.0 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2017.
Effective January 1, 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for further discussion of the change. The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2017, 2016 and 2015 were:

	2017	2016	2015
Weighted-average Discount Rate	3.61%	3.70%	3.40%
Service Cost Discount Rate	3.79	4.21	—
Interest Cost Discount Rate	2.92	2.90	—
Rate of Increase in Future Compensation Levels	2.60	2.64	2.68
The Company expects to contribute $1.6 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2018.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2018	2019	2020	2021	2022	2023-2027
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$1.6	$1.6	$1.5	$1.5	$1.4	$5.7
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$1.6	$1.6	$1.5	$1.5	$1.4	$5.7

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
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $50.8 million, $52.9 million and $43.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not allocate Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments. Additionally, in 2017 the Company did not allocate the impact of the Tax Act to its operating segments.
Segment Assets at December 31, 2017 and 2016 were:

DOLLARS IN MILLIONS	2017	2016
Property & Casualty Insurance	$2,894.9	$2,815.1
Life & Health Insurance	5,079.3	4,888.7
Corporate and Other, Net	402.0	506.7
Total Assets	$8,376.2	$8,210.5
Earned Premiums by product line for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Personal Automobile	$1,377.1	$1,244.6	$1,027.7
Homeowners	264.8	271.9	286.3
Other Personal Property and Casualty Insurance	115.3	119.2	122.1
Commercial Automobile	51.4	53.3	54.5
Life	379.7	381.6	374.1
Accident and Health	161.7	149.4	144.9
Total Earned Premiums	$2,350.0	$2,220.0	$2,009.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2017, 2016 and 2015 were:

DOLLARS IN MILLIONS	2017	2016	2015
Segment Revenues:
Property & Casualty Insurance:
Earned Premiums	$1,736.0	$1,614.8	$1,415.2
Net Investment Income	94.3	72.4	73.3
Other Income	1.1	0.5	0.6
Total Property & Casualty Insurance	1,831.4	1,687.7	1,489.1
Life & Health Insurance:
Earned Premiums	614.0	605.2	594.4
Net Investment Income	221.5	213.2	214.2
Other Income	2.6	2.8	2.4
Total Life & Health Insurance	838.1	821.2	811.0
Total Segment Revenues	2,669.5	2,508.9	2,300.1
Net Realized Gains on the Sales of Investments	56.5	33.1	52.1
Net Impairment Losses Recognized in Earnings	(14.3)	(32.7)	(27.2)
Other	11.7	12.6	15.8
Total Revenues	$2,723.4	$2,521.9	$2,340.8
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Segment Operating Profit (Loss):
Property & Casualty Insurance	$(1.4)	$(17.2)	$23.7
Life & Health Insurance	138.5	45.7	109.7
Total Segment Operating Profit	137.1	28.5	133.4
Corporate and Other Operating Loss	(18.2)	(25.4)	(48.9)
Total Operating Profit	118.9	3.1	84.5
Net Realized Gains on Sales of Investments	56.5	33.1	52.1
Net Impairment Losses Recognized in Earnings	(14.3)	(32.7)	(27.2)
Loss from Early Extinguishment of Debt	—	—	(9.1)
Income from Continuing Operations before Income Taxes	$161.1	$3.5	$100.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$7.8	$(2.9)	$26.7
Life & Health Insurance	90.8	30.3	71.7
Total Segment Net Operating Income	98.6	27.4	98.4
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	7.4	—	—
Other	(13.5)	(15.0)	(28.5)
Corporate and Other Net Operating Loss	(6.1)	(15.0)	(28.5)
Consolidated Net Operating Income	92.5	12.4	69.9
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	36.7	21.5	33.9
Net Impairment Losses Recognized in Earnings	(9.3)	(21.2)	(17.7)
Loss from Early Extinguishment of Debt	—	—	(5.9)
Income from Continuing Operations	$119.9	$12.7	$80.2
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2017, 2016 and 2015 was:

DOLLARS IN MILLIONS	2017	2016	2015
Property & Casualty Insurance	$264.8	$252.1	$213.1
Life & Health Insurance	53.5	47.2	44.3
Total Amortization	$318.3	$299.3	$257.4

NOTE 19. DISCONTINUED OPERATIONS
The Company accounts for its former Unitrin Business Insurance operations as discontinued operations.
Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2017, 2016 and 2015 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2017	2016	2015
Income from Discontinued Operations before Income Taxes:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	$1.5	$6.3	$8.6
Income Tax Expense	(0.5)	(2.2)	(3.1)
Income from Discontinued Operations	$1.0	$4.1	$5.5

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.02	$0.08	$0.10
Diluted	$0.02	$0.08	$0.10

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. DISCONTINUED OPERATIONS (Continued)
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $32.8 million and $38.3 million at December 31, 2017 and 2016, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information pertaining cash used by operating activities to pay losses and LAE related to discontinued operations.
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
Coverage for the Property & Casualty Insurance segment’s catastrophe reinsurance program effective January 1, 2017 to December 31, 2017 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Property & Casualty Insurance Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	31.7
2nd Layer of Coverage	150.0	350.0	63.3
Coverage for the Property & Casualty Insurance segment’s catastrophe reinsurance program effective January 1, 2016 to December 31, 2016 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Property & Casualty Insurance Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	350.0	95.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage for the Property & Casualty Insurance segment’s catastrophe reinsurance program effective January 1, 2015 to December 31, 2015 is provided in various layers as presented below.

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
The Property & Casualty Insurance segment’s catastrophe reinsurance in 2017, 2016 and 2015 also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment does not carry any other catastrophe reinsurance coverage.
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2017, 2016 and 2015 by the following:

DOLLARS IN MILLIONS	2017	2016	2015
Property & Casualty Insurance	$10.9	$11.9	$12.8
Life & Health Insurance	0.1	0.1	0.1
Total Ceded Catastrophe Reinsurance Premiums	$11.0	$12.0	$12.9
In 2017, the Company paid $0.8 million in reinstatement premium to reinstate the first layer of coverage under the Property & Casualty Insurance segment’s catastrophe reinsurance program. The Company did not pay any reinstatement premium in 2016 or 2015.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2017, 2016 and 2015 by business segment are presented below.

DOLLARS IN MILLIONS	2017	2016	2015
Property & Casualty Insurance	$174.0	$90.4	$56.6
Life & Health Insurance	6.4	5.4	3.9
Total Catastrophe Losses and LAE	$180.4	$95.8	$60.5
In 2017, the Property & Casualty Insurance segment had catastrophe reinsurance recoveries of $11.9 million under the catastrophe reinsurance program. The Property & Casualty Insurance segment did not have any recoveries from the FHCF. The Life & Health Insurance segment had reinsurance recoveries of $0.2 million under the FHCF in 2017. Neither segment had catastrophe reinsurance recoveries in 2016 or 2015.
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $4.5 million, $19.3 million and $7.8 million in 2017, 2016 and 2015, respectively. The Property & Casualty Insurance segment reported favorable catastrophe reserve development of $5.0 million, $19.2 million and $7.9 million in 2017, 2016 and 2015, respectively. The Life & Health Insurance segment reported adverse catastrophe reserve development of $0.5 million in 2017, favorable catastrophe reserve development of $0.1 million in 2016, and adverse catastrophe reserve development of $0.1 million in 2015.
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
Earned Premiums ceded on long-duration and short-duration policies were $18.2 million, $19.0 million and $20.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $11.0 million, $12.0 million and $12.9 million, respectively, was related to catastrophe reinsurance. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $72.9 million, $67.3 million and $60.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $20.7 million, $21.3 million and $21.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $5.9 million, $6.2 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS
The Company classifies its Investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company has elected the fair value option method of accounting for investments in certain hedge funds and, accordingly, reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has a derivative instrument that is classified as a cash flow hedge and reported in Other Liabilities at fair value at December 31, 2017. The Company had a separate derivative instrument that was classified as a cash flow hedge and reported in Other Assets at fair value at December 31, 2016. The Company has no material liabilities that are measured and reported at fair value.
The valuation of assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2017 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements				Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$115.8	$440.3	$—	—	$556.1
States and Political Subdivisions	—	1,701.8	—	—	1,701.8
Foreign Governments	—	3.2	—	—	3.2
Corporate Securities:
Bonds and Notes	—	2,579.1	401.5	—	2,980.6
Redeemable Preferred Stocks	—	—	0.1	—	0.1
Collateralized Loan Obligations	—	46.6	93.2	—	139.8
Other Mortgage- and Asset-backed	—	1.1	—	—	1.1
Total Investments in Fixed Maturities	115.8	4,772.1	494.8	—	5,382.7
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	55.7	—	—	55.7
Other Industries	—	12.3	10.8	—	23.1
Common Stocks:
Finance, Insurance and Real Estate	7.0	0.1	—	—	7.1
Other Industries	0.7	0.4	16.6	—	17.7
Other Equity Interests:
Exchange Traded Funds	219.5	—	—	—	219.5
Limited Liability Companies and Limited Partnerships	—	—	34.4	168.5	202.9
Total Investments in Equity Securities	227.2	68.5	61.8	168.5	526.0
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	77.5	77.5
Other Investments:
Trading Securities	6.7	—	—	—	6.7
Other Liabilities:
Derivative Instrument Classified as Cash Flow Hedge	—	(0.8)	—	—	(0.8)
Total	$349.7	$4,839.8	$556.6	$246.0	$5,992.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
At December 31, 2017, the Company had unfunded commitments to invest an additional $141.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2016 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements				Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$119.5	$216.8	$—	$—	$336.3
States and Political Subdivisions	—	1,711.1	3.8	—	1,714.9
Foreign Governments	—	3.4	—	—	3.4
Corporate Securities:
Bonds and Notes	—	2,541.6	403.2	—	2,944.8
Redeemable Preferred Stocks	—	—	0.6	—	0.6
Collateralized Loan Obligations	—	19.3	103.5	—	122.8
Other Mortgage- and Asset-backed	—	2.1	—	—	2.1
Total Investments in Fixed Maturities	119.5	4,494.3	511.1	—	5,124.9
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	59.6	—	—	59.6
Other Industries	—	11.4	11.5	—	22.9
Common Stocks:
Finance, Insurance and Real Estate	26.4	—	7.1	—	33.5
Other Industries	0.4	0.2	11.1	—	11.7
Other Equity Interests:
Exchange Traded Funds	144.4	—	—	—	144.4
Limited Liability Companies and Limited Partnerships	—	—	40.9	168.7	209.6
Total Investments in Equity Securities	171.2	71.2	70.6	168.7	481.7
Fair Value Option Investments:
Limited Liability Companies and Limited Partnerships Hedge Funds	—	—	—	111.4	111.4
Other Investments:
Trading Securities	5.3	—	—	—	5.3
Other Assets:
Derivative Instrument Classified as Cash Flow Hedge	—	1.6	—	—	1.6
Total	$296.0	$4,567.1	$581.7	280.1	$5,724.9

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2017.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment-grade	Market Yield	$96.2	3.0%	-	6.7%	3.8%
Non-investment-grade:
Senior Debt	Market Yield	138.1	4.5	-	15.7	10.0
Junior Debt	Market Yield	154.1	9.6	-	24.3	12.9
Collateralized Loan Obligations (investment-grade and non-investment-grade)	Market Yield	93.2	4.3	-	10.6	7.8
Other	Various	13.2
Total Fixed Maturity Investments in Corporate Securities		$494.8

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2017 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities					Equity Securities
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Year	$403.2	$3.8	$0.6	$103.5	$—	$29.7	$40.9	$581.7
Total Gains (Losses):
Included in Consolidated Statements of Income	(5.7)	(1.2)	0.1	1.5	—	1.4	4.0	0.1
Included in Other Comprehensive Income	4.9	0.1	(0.1)	2.4	—	3.4	(4.8)	5.9
Purchases	171.0	—	—	34.0	—	4.6	3.1	212.7
Settlements	(110.6)	(2.6)	(0.5)	(33.5)	—	—	—	(147.2)
Sales	(40.8)	—	—	(7.9)	—	(8.2)	(8.8)	(65.7)
Transfers into Level 3	8.1	1.4	—	5.0	—	—	—	14.5
Transfers out of Level 3	(28.6)	(1.5)	—	(11.8)	—	(3.5)	—	(45.4)
Balance at End of Year	$401.5	$—	$0.1	$93.2	$—	$27.4	$34.4	$556.6
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the year ended December 31, 2017. Transfers out of Level 3 were $45.4 million for the year ended December 31, 2017, of which $3.5 million was transferred into Level 1 due to an issuer’s initial public offering of the security and $41.9 million was transferred into Level 2 due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2016 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities					Equity Securities		Total
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$436.3	$—	$3.8	$87.3	$3.8	$30.0	$45.6	$606.8
Total Gains (Losses):
Included in Consolidated Statement of Income	(23.0)	(0.3)	—	—	0.4	(1.7)	(1.6)	(26.2)
Included in Other Comprehensive Income	0.9	—	—	4.3	(0.3)	3.4	(2.4)	5.9
Purchases	203.7	—	—	29.1	—	7.9	3.9	244.6
Settlements	(85.4)	—	(3.2)	(5.0)	(3.0)	(5.2)	—	(101.8)
Sales	(114.5)	—	—	(1.9)	—	(4.7)	(4.6)	(125.7)
Transfers into Level 3	—	4.1	—	—	—	—	—	4.1
Transfers out of Level 3	(14.8)	—	—	(10.3)	(0.9)	—	—	(26.0)
Balance at End of Year	$403.2	$3.8	$0.6	$103.5	$—	$29.7	$40.9	$581.7
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the year ended December 31, 2016. The transfers out of Level 3 for the year ended December 31, 2016 were due to changes in the availability of market observable inputs.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 23. CONTINGENCIES (Continued)
Gain Contingency
In October 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”), claiming that Computer Services Corporation (“CSC”) had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. CSC denied KCSI’s claims and filed a counterclaim. On April 1, 2017, CSC merged with a spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company and is now known as DXC Technology Company (“DXC”). Currently, DXC’s stock is publicly traded on the New York Stock Exchange.
In April 2017, the parties participated in an evidentiary hearing before a AAA-appointed arbitrator. Subsequently, the parties submitted post-hearing briefs, held closing arguments, and submitted proposed awards to the arbitrator.
In October 2017, the arbitrator issued a Partial Final Award finding that CSC had breached the Agreements and awarding KCSI direct damages of $84.3 million plus pre-judgment interest at an annual rate of 9% pursuant to applicable law. KCSI subsequently filed a Motion to Confirm Arbitration Award in the U.S. District Court for the Northern District of Texas seeking confirmation and enforcement of the Partial Final Award and also submitted to the arbitrator a supplemental petition providing pre-judgment interest calculations and seeking an award for certain costs and expenses. In November 2017, the arbitrator issued a Final Award awarding KCSI direct damages against CSC of $84.3 million, prejudgment interest at the annual rate of 9% and costs and expenses in the amount of $7.2 million. KCSI then filed an Amended Motion to Confirm Arbitration Award seeking confirmation and enforcement of the Final Award.
In December 2017, CSC filed a Petition to Vacate an Arbitration Award in the U.S. District Court for the Southern District of New York and a motion to stay the proceedings in Texas. Following briefing and a hearing, the New York district court denied CSC’s motion to stay the Texas action and instead stayed the New York action. The Texas district court then set a briefing schedule with regard to CSC’s motion to transfer venue to the Southern District of New York. Once venue is resolved, the parties will proceed with the confirmation and vacatur litigation.
The Company cannot make any assurance as to the final amount of the judgment that may be entered in favor of KCSI or when it will be collected. The Final Award is treated as gain contingency for accounting purposes and accordingly, is not recognized in these Consolidated Financial Statements.
NOTE 24. RELATED PARTIES
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. In 2015, FS&C provided investment management services with respect to certain assets of Kemper’s subsidiary, Trinity, under an agreement between the parties. Trinity began reducing the amount of assets managed by FS&C in 2014, and completed the disposal of all the assets managed by FS&C in 2015. Investment Expenses incurred in connection with such agreement were $0.1 million for the year ended December 31, 2015.
The Company’s Pension Plan had $171.8 million, $148.4 million and $137.2 million in assets managed by FS&C at December 31, 2017, 2016 and 2015, respectively, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment Expenses incurred in connection with such agreement were $0.9 million, $0.8 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company believes that the transactions described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
As described in Note 21, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders, and its subsidiary, ORCC.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Dec 31, 2017
Revenues:
Earned Premiums	$563.4	$582.5	$598.2	$605.9	$2,350.0
Net Investment Income	81.6	77.1	85.9	82.6	327.2
Other Income	0.9	1.0	1.0	1.1	4.0
Net Realized Gains on Sales of Investments	10.5	26.4	8.1	11.5	56.5
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(5.2)	(2.6)	(2.9)	(3.7)	(14.4)
Portion of Losses Recognized in Other Comprehensive Income	0.2	—	—	(0.1)	0.1
Net Impairment Losses Recognized in Earnings	(5.0)	(2.6)	(2.9)	(3.8)	(14.3)
Total Revenues	651.4	684.4	690.3	697.3	2,723.4
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	477.4	447.4	440.1	472.5	1,837.4
Insurance Expenses	158.0	163.5	163.7	159.1	644.3
Interest and Other Expenses	19.5	21.4	18.2	21.5	80.6
Total Expenses	654.9	632.3	622.0	653.1	2,562.3
Income (Loss) from Continuing Operations before Income Taxes	(3.5)	52.1	68.3	44.2	161.1
Income Tax Benefit (Expense)	3.1	(15.5)	(20.5)	(8.3)	(41.2)
Income (Loss) from Continuing Operations	(0.4)	36.6	47.8	35.9	119.9
Income (Loss) from Discontinued Operations	0.1	—	(0.1)	1.0	1.0
Net Income (Loss)	$(0.3)	$36.6	$47.7	$36.9	$120.9
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$(0.01)	$0.71	$0.92	$0.69	$2.32
Diluted	$(0.01)	$0.71	$0.92	$0.69	$2.31
Net Income (Loss) Per Unrestricted Share:
Basic	$(0.01)	$0.71	$0.92	$0.71	$2.34
Diluted	$(0.01)	$0.71	$0.92	$0.71	$2.33
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Dec 31, 2016
Revenues:
Earned Premiums	$546.0	$553.7	$558.9	$561.4	$2,220.0
Net Investment Income	67.0	73.7	77.7	79.9	298.3
Other Income	0.8	0.6	0.8	1.0	3.2
Net Realized Gains on Sales of Investments	6.8	5.6	11.6	9.1	33.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(9.6)	(6.4)	(8.3)	(8.7)	(33.0)
Portion of Losses Recognized in Other Comprehensive Income	0.3	—	—	—	0.3
Net Impairment Losses Recognized in Earnings	(9.3)	(6.4)	(8.3)	(8.7)	(32.7)
Total Revenues	611.3	627.2	640.7	642.7	2,521.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	436.2	436.1	490.2	418.3	1,780.8
Insurance Expenses	159.3	167.8	161.7	158.5	647.3
Interest and Other Expenses	22.3	20.7	22.0	25.3	90.3
Total Expenses	617.8	624.6	673.9	602.1	2,518.4
Income (Loss) from Continuing Operations before Income Taxes	(6.5)	2.6	(33.2)	40.6	3.5
Income Tax Benefit (Expense)	4.3	1.5	14.9	(11.5)	9.2
Income from Continuing Operations	(2.2)	4.1	(18.3)	29.1	12.7
Income (Loss) from Discontinued Operations	0.1	(0.1)	2.0	2.1	4.1
Net Income	$(2.1)	$4.0	$(16.3)	$31.2	$16.8
Income from Continuing Operations Per Unrestricted Share:
Basic	$(0.04)	$0.08	$(0.36)	$0.56	$0.25
Diluted	$(0.04)	$0.08	$(0.36)	$0.56	$0.25
Net Income Per Unrestricted Share:
Basic	$(0.04)	$0.08	$(0.32)	$0.60	$0.33
Diluted	$(0.04)	$0.08	$(0.32)	$0.60	$0.33
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 26. SUBSEQUENT EVENTS
On February 13, 2018, Kemper, Kemper Merger Sub and Infinity entered into the Infinity Merger Agreement under which Kemper will acquire Infinity in a cash and stock transaction valued at approximately $1.4 billion, plus assumption of certain of Infinity’s debt, or $129.00 per Infinity share; the exchange ratio for stock consideration to be issued in the merger is fixed and was determined based on Kemper’s 20-trading day volume weighted average price as of February 12, 2018 of $64.40. Based on Kemper’s February 12, 2018 closing stock price of $57.75, the implied total consideration is approximately $1.3 billion, or $121.01 per Infinity share. Pursuant to the Infinity Merger Agreement, Kemper Merger Sub will merge with and into Infinity, with Infinity surviving as a wholly owned subsidiary of Kemper. Infinity is a national provider of auto insurance focused on serving the specialty, nonstandard segment. With approximately 2,300 employees, 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest nonstandard auto insurers in the United States.
Under the terms of the Infinity Merger Agreement, as of the effective time of the Infinity Merger (the “Effective Time”), each share of Infinity common stock issued and outstanding as of immediately prior to the Effective Time (other than as set forth in the Infinity Merger Agreement) will be canceled and converted into, at the election of the holder of such share, the right to, receive(i) $51.60 in cash and 1.2019 Kemper common shares for each share of Infinity common stock, without interest (the “Mixed Consideration”), (ii) an amount of cash for each share of Infinity common stock, without interest, equal to $129.00 (the “Cash Consideration”) or (iii) a number of shares of Kemper common stock equal to 2.0031 (the “Stock Consideration”). Holders of Infinity common stock who do not make an election will receive the Mixed Consideration. The consideration to be paid to holders of Infinity common stock electing to receive the Cash Consideration or the Stock Consideration in connection with the Infinity Merger is subject to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of Kemper common stock issued in the Infinity Merger is the same as what would be paid and issued if all holders of Infinity common stock were to receive the Mixed Consideration. Following the close of the Infinity Merger, Infinity shareholders are expected to own approximately 20% of the combined company on a pro-forma basis.
The Infinity Merger has been approved by the Board of Directors of each company and is expected to close in the third quarter of 2018, subject to the satisfaction or waiver of applicable closing conditions. Such closing conditions to which the completion of the Infinity Merger is subject include, among others, (i) adoption by Infinity shareholders of the Infinity Merger Agreement, (ii) approval by Kemper stockholders of the issuance of Kemper common stock in connection with the Infinity Merger, (iii) the expiration or termination of any applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other regulatory approvals, (iv) the absence of any effective order issued by any court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Infinity Merger and (v) other closing conditions.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position, of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 13, 2018

We have served as the Company’s auditor since 2002.

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017.
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
February 13, 2018

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Business Experience of Nominees,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2018 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2017, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2018 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2018 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	1,012,279	$37.45	6,338,224
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,012,279	$37.45	6,338,224
(1) Includes 677,949 shares reserved for future grants based on performance results under the terms of outstanding PSU awards.
Kemper’s Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, DSUs, RSUs, and PSUs.
The design of the Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include RSUs, PSUs and DSUs, if settled with stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2018 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2018 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2017 and 2016, and the consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for the years ended December 31, 2017, 2016 and 2015, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2017 Annual Report.

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

3.	Exhibits. An Exhibit Index has been filed as part of this report on pages 143 through 147.

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

Item 16.     Form 10-K Summary
None

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.3	August 8, 2014
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 27, 2014, by and between Kemper and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 7.375% Subordinated Debentures due 2054).	8-K	001-18298	4.2	February 27, 2014
4.3	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.4	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.6	February 12, 2016
10.1	Amended and Restated Credit Agreement, dated as of June 2, 2015, by and among Kemper, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, swing line lender and issuing bank, and Wells Fargo Bank, National Association and Fifth Third Bank, as co-syndication agents	8-K	001-18298	10.1	June 8, 2015
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.5*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.6*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective March 16, 2016	10-Q	001-18298	10.3	May 5, 2016
10.7*	Kemper 1995 Non-employee Director Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.2	February 4, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.8*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.6	May 4, 2011
10.9*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 3, 2009	10-K	001-18298	10.7	February 4, 2009
10.10*	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006	10-Q	001-18298	10.2	May 4, 2011
10.11*	Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.8	May 4, 2011
10.12*	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.4	February 4, 2009
10.13*	Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.9	May 4, 2011
10.14*	Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011	10-K	001-18298	10.9	February 3, 2011
10.15*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.16*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.17*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011	10-K	001-18298	10.13	February 17, 2012
10.18*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.24	February 15, 2013
10.19*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.1	May 2, 2013
10.20*	Form of Deferred Stock Unit Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.2	May 2, 2013
10.21*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.24	February 14, 2014
10.22*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.25	February 14, 2014
10.23*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.26	February 14, 2014
10.24*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.27	February 14, 2014
10.25*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.28	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.26*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 26, 2016	10-Q	001-18298	10.1	May 5, 2016
10.27*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.29	February 13, 2017
10.28*	Form of Performance-Based Restricted Stock Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.30	February 13, 2017
10.29*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.31	February 13, 2017
10.30*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.33	February 13, 2017
10.31*	Form of Performance Share Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of October 31, 2017					X
10.32*	Form of Performance Share Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of October 31, 2017					X
10.33*	Form of Stock Option and SAR Agreement (Installment-Vesting) under the Kemper 2011 Omnibus Equity Plan, as of October 31, 2017					X
10.34*	Form of Performance Share Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018					X
10.35*	Form of Performance Share Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018					X
10.36*	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018					X
10.37*	Form of Restricted Stock Unit Award Agreement (Installment Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018					X
10.38*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018					X
10.39*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.40*	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2014	10-K	001-18298	10.32	February 14, 2014
10.41*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.34	February 14, 2014
10.42*	Kemper Executive Performance Plan, effective February 4, 2014	10-K	001-18298	10.35	February 14, 2014
10.43*	Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012	8-K	001-18298	10.25	February 6, 2012
10.44*	Kemper is a party to individual severance agreements with the following executive officers:	10-K	001-18298	10.42	February 13, 2017

	Joseph P. Lacher, Jr. (President and Chief Executive Officer)
	John M. Boschelli (Senior Vice President and Chief Investment Officer)
	Charles T. Brooks (Senior Vice President, Operations & Systems)
	C. Thomas Evans, Jr. (Senior Vice President, Secretary & General Counsel)
	Mark A. Green (Senior Vice President and President, Life & Health Division)
	Kan Yuk Andy Lau (Senior Vice President, Chief Data & Analytics)
	James J. McKinney (Senior Vice President and Chief Financial Officer)
	Christine F. Mullins (Senior Vice President, Chief Human Resources Officer)
	Richard Roeske (Vice President and Chief Accounting Officer)
	Duane A. Sanders (Senior Vice President and President, Property & Casualty Division)

Each of the foregoing agreements is identical except that the multipliers for benefits related to bonus, severance, life insurance and health insurance are 150%, 3 years, 3 years and 36 months, respectively, for Mr. Lacher and 110%, 2 years, 2 years and 24 months, respectively, for the other officers.

10.45*	Separation Agreement, dated as of March 2, 2016, with Denise I. Lynch, former Vice President and Property & Casualty Group Executive of the Company	10-Q	001-18298	10.2	May 5, 2016
10.46*	Letter with Frank J. Sodaro, former Chief Financial Officer, dated October 7, 2016, with Separation Agreement included as Exhibit B and subsequently executed by the parties without material revision as of January 13, 2017	10-Q	001-18298	10.1	November 3, 2016
12	Ratios of Earnings to Fixed Charges					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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
POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, James J. McKinney, Senior Vice President and Chief Financial Officer, and Richard Roeske, Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2017 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2017 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2018.

KEMPER CORPORATION (Registrant)

By:	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 13, 2018.

Signature	Title
/S/ ROBERT J. JOYCE	Chairman of the Board and Director
Robert J. Joyce

/S/ JOSEPH P. LACHER, JR.	President, Chief Executive Officer and Director (principal executive officer)
Joseph P. Lacher, Jr.

/S/ JAMES J. MCKINNEY	Senior Vice President and Chief Financial Officer (principal financial officer)
James J. McKinney

/S/ RICHARD ROESKE	Vice President and Chief Accounting Officer (principal accounting officer)
Richard Roeske

/S/ GEORGE N. COCHRAN	Director
George N. Cochran

/S/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/S/ DOUGLAS G. GEOGA	Director
Douglas G. Geoga

/S/ THOMAS M. GOLDSTEIN	Director
Thomas M. Goldstein

/S/ LACY M. JOHNSON	Director
Lacy M. Johnson

/S/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

/S/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2017
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$542.7	$556.1	$556.1
States and Political Subdivisions	1,595.5	1,701.8	1,701.8
Foreign Governments	3.0	3.2	3.2
Corporate Securities:
Other Bonds and Notes	2,745.8	2,980.6	2,980.6
Redeemable Preferred Stocks	0.1	0.1	0.1
Collateralized Loan Obligations	134.1	139.8	139.8
Other Mortgage- and Asset-backed	0.4	1.1	1.1
Total Investments in Fixed Maturities	5,021.6	5,382.7	5,382.7
Equity Securities:
Preferred Stocks	68.2	78.8	78.8
Common Stocks	15.5	24.8	24.8
Other Equity Interests	392.5	422.4	422.4
Total Investments in Equity Securities	476.2	526.0	526.0
Fair Value Option Investments	77.5	77.5	77.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	161.0	XXX.X	161.0
Loans, Real Estate and Other Investments	422.2	XXX.X	422.2
Short-term Investments	235.5	XXX.X	235.5
Total Investments	$6,394.0		$6,804.9
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH I-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2017	2016
ASSETS
Investments in Subsidiaries	$2,646.0	$2,575.5
Fixed Maturities at Fair Value (Amortized Cost: 2017 – $0.3; 2016 – $46.3)	0.3	46.3
Equity Securities at Fair Value (Cost: 2017 – $6.1; 2016 – $5.2)	6.7	5.3
Fair Value Option Investments	77.5	111.4
Short-term Investments	104.4	120.0
Cash	8.4	15.7
Other Receivables	3.8	3.4
Current Income Taxes	—	2.4
Other Assets	5.8	7.5
Total Assets	$2,852.9	$2,887.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2016 – $365.3)	$—	$359.8
Senior Notes Payable, 4.35% due 2025 (Fair Value: 2017 – $458.1; 2016 – $248.5)	448.1	247.7
Subordinated Debentures due 2054 (Fair Value: 2017 – $156.5; 2016 – $157.1)	144.2	144.1
Current Income Tax Liability	14.0	—
Deferred Income Tax Liability	16.9	34.0
Liabilities for Benefit Plans	104.9	118.7
Accrued Expenses and Other Liabilities	9.2	8.0
Total Liabilities	737.3	912.3
Shareholders’ Equity:
Common Stock	5.1	5.1
Additional Paid-in Capital	673.1	660.3
Retained Earnings	1,243.0	1,172.8
Accumulated Other Comprehensive Income	194.4	137.0
Total Shareholders’ Equity	2,115.6	1,975.2
Total Liabilities and Shareholders’ Equity	$2,852.9	$2,887.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2017	2016	2015
Net Investment Income	$3.0	$2.0	$1.7
Net Realized Gains (Losses) on Sales of Investments	0.6	0.1	(0.1)
Net Impairment Losses Recognized in Earnings	—	—	(1.6)
Total Revenues	3.6	2.1	—
Interest Expense	36.6	45.2	47.3
Loss from Early Extinguishment of Debt	—	—	9.1
Other Operating (Benefits) Expenses	(5.1)	(6.1)	17.6
Total Operating Expenses	31.5	39.1	74.0
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(27.9)	(37.0)	(74.0)
Income Tax Benefit	21.2	13.4	26.5
Loss before Equity in Net Income of Subsidiaries	(6.7)	(23.6)	(47.5)
Equity in Net Income of Subsidiaries	127.6	40.4	133.2
Net Income	$120.9	$16.8	$85.7
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2017	2016	2015
Net Income	$120.9	$16.8	$85.7
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	119.5	(2.6)	(150.4)
Securities Held by Parent	(0.4)	0.2	(1.5)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(35.3)	0.2	(26.9)
Securities Held by Parent	—	—	1.5
Unrealized Holding Gains (Losses)	83.8	(2.2)	(177.3)
Unrecognized Postretirement Benefit Costs Arising During the Year	3.9	14.2	3.0
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	1.0	—
Amortization of Unrecognized Postretirement Benefit Costs	(0.6)	5.3	23.1
Total Reclassification Adjustments for Amounts Included in Net Income	(0.6)	6.3	23.1
Net Unrecognized Postretirement Benefit Costs	3.3	20.5	26.1
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	1.7	(0.3)	(1.4)
Gain on Cash Flow Hedge	(6.7)	1.6	—
Other Comprehensive Income (Loss) before Income Taxes	82.1	19.6	(152.6)
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	(38.3)	1.1	53.4
Securities Held by Parent	0.1	(0.1)	0.5
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	12.3	(0.1)	9.4
Securities Held by Parent	—	—	(0.5)
Unrealized Holding Gains and Losses	(25.9)	0.9	62.8
Unrecognized Postretirement Benefit Costs Arising During the Year	(0.8)	(5.0)	(1.1)
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	(0.4)	—
Amortization of Unrecognized Postretirement Benefit Costs	0.2	(1.9)	(8.0)
Total Reclassification Adjustments for Amounts Included in Net Income	0.2	(2.3)	(8.0)
Net Unrecognized Postretirement Benefit Costs	(0.6)	(7.3)	(9.1)
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	(0.6)	0.1	0.5
Gain on Cash Flow Hedge	2.4	(0.6)	—
Income Tax Benefit (Expense)	(24.7)	(6.9)	54.2
Other Comprehensive Income (Loss)	57.4	12.7	(98.4)
Total Comprehensive Income (Loss)	$178.3	$29.5	$(12.7)
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net Income	$120.9	$16.8	$85.7
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(127.6)	(40.4)	(133.2)
Cash Dividends from Subsidiaries	108.1	77.7	285.0
Cash Received for Benefit Plan from Subsidiary	—	1.4	—
Cash Contribution to Defined Benefit Plan	—	(9.0)	—
Net Realized (Gains) Losses on Sales of Investments	(0.6)	(0.1)	0.1
Net Impairment Losses Recognized in Earnings	—	—	1.6
Loss from Early Extinguishment of Debt	—	—	9.1
Other, Net	0.7	(9.3)	41.6
Net Cash Provided by Operating Activities	101.5	37.1	289.9
Investing Activities:
Capital Contributed to Subsidiary	—	(52.9)	(105.0)
Sales, Paydowns and Maturities of Fixed Maturities	45.7	73.5	11.8
Purchases of Fixed Maturities	—	(77.9)	(14.8)
Sales of Equity Securities	—	3.5	9.4
Sales of Fair Value Option Investments	42.2	72.2	—
Purchases of Fair Value Option Investments	(7.0)	(21.0)	(111.0)
Acquisition of Business	—	—	(71.0)
Change in Short-term Investments	15.6	14.8	90.3
Net Cash Provided (Used) by Investing Activities	96.5	12.2	(190.3)
Financing Activities:
Net Proceeds from Issuance of Debt	200.2	—	247.3
Repayments of Debt	(360.0)	—	(258.8)
Cash Dividends Paid	(49.5)	(49.2)	(49.7)
Common Stock Repurchases	—	(3.8)	(45.0)
Cash Exercise of Stock Options	4.0	3.5	3.9
Excess Tax Benefits on Share Based Awards	—	—	0.7
Net Cash Used by Financing Activities	(205.3)	(49.5)	(101.6)
Decrease in Cash	(7.3)	(0.2)	(2.0)
Cash, Beginning of Year	15.7	15.9	17.9
Cash, End of Year	$8.4	$15.7	$15.9
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-4

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2017
Property & Casualty Insurance	$1,736.0	$1,769.6	$1.1	$94.3	$1,450.0	$264.8	$118.0	$96.2	$976.3	$625.6
Life & Health Insurance (1)	614.0	N/A	2.6	221.5	387.4	53.5	258.7	269.1	3,525.1	28.3
Other	—	N/A	0.3	11.4	—	—	(50.8)	—	36.4	—
Total	$2,350.0	N/A	$4.0	$327.2	$1,837.4	$318.3	$325.9	$365.3	$4,537.8	$653.9
2016
Property & Casualty Insurance	$1,614.8	$1,620.9	$0.5	$72.4	$1,319.2	$252.1	$133.6	$82.1	$884.1	$592.0
Life & Health Insurance (1)	605.2	N/A	2.8	213.2	461.6	47.2	266.7	249.9	3,479.8	26.7
Other	—	N/A	(0.1)	12.7	—	—	(52.3)	—	42.8	—
Total	$2,220.0	N/A	$3.2	$298.3	$1,780.8	$299.3	$348.0	$332.0	$4,406.7	$618.7
2015
Property & Casualty Insurance	$1,415.2	$1,406.2	$0.6	$73.3	$1,086.2	$213.1	$155.0
Life & Health Insurance (1)	594.4	N/A	2.4	214.2	381.3	44.3	275.7
Other	—	N/A	0.7	15.1	—	—	(42.9)
Total	$2,009.6	N/A	$3.7	$302.6	$1,467.5	$257.4	$387.8

(1)
The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH III-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2017
Life Insurance in Force	$19,208.7	$455.2	$184.0	$18,937.5	1.0%
Premiums:
Life Insurance	$366.8	$1.4	$1.1	$366.5	0.3%
Accident and Health Insurance	171.0	1.5	5.4	174.9	3.1%
Property and Liability Insurance	1,757.5	15.3	66.4	1,808.6	3.7%
Total Premiums	$2,295.3	$18.2	$72.9	$2,350.0	3.1%
Year Ended December 31, 2016
Life Insurance in Force	$20,889.0	$486.9	$195.0	$20,597.1	0.9%
Premiums:
Life Insurance	$381.4	$1.4	$1.3	$381.3	0.3%
Accident and Health Insurance	144.9	0.5	5.3	149.7	3.5%
Property and Liability Insurance	1,645.4	17.1	60.7	1,689.0	3.6%
Total Premiums	$2,171.7	$19.0	$67.3	$2,220.0	3.0%
Year Ended December 31, 2015
Life Insurance in Force	$20,209.8	$514.2	$205.7	$19,901.3	1.0%
Premiums:
Life Insurance	$374.1	$1.4	$1.4	$374.1	0.4%
Accident and Health Insurance	139.8	0.5	5.6	144.9	3.9%
Property and Liability Insurance	1,456.2	18.7	53.1	1,490.6	3.6%
Total Premiums	$1,970.1	$20.6	$60.1	$2,009.6	3.0%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH IV-1