Form 10-Q
period 2018-03-31
KEMPER Corp
filed 2018-04-30
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
51,536,698 shares of common stock, $0.10 par value, were outstanding as of April 25, 2018.

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
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2017 (the “2017 Annual Report”) as updated by Item 1A. of Part II of this Quarterly Report on Form 10-Q, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

•
The satisfaction of the conditions precedent to the consummation of the merger, including, without limitation, the receipt of shareholder and regulatory approvals (including approvals, authorizations and clearance by insurance regulators necessary to complete such proposed merger transaction) on the terms desired or anticipated (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of such proposed merger transaction);

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

•	Legal proceedings that may be instituted against Kemper and Infinity in connection with such proposed merger transaction.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Revenues:
Earned Premiums	$609.8	$563.4
Net Investment Income	79.2	81.6
Other Income	1.2	0.9
Income from Change in Fair Value of Equity Securities	0.7	—
Net Realized Gains on Sales of Investments	2.6	10.5
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.5)	(5.2)
Portion of Losses Recognized in Other Comprehensive Income	—	0.2
Net Impairment Losses Recognized in Earnings	(0.5)	(5.0)
Total Revenues	693.0	651.4

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	436.9	477.4
Insurance Expenses	160.1	158.0
Interest and Other Expenses	29.0	19.5
Total Expenses	626.0	654.9
Income (Loss) from Continuing Operations before Income Taxes	67.0	(3.5)
Income Tax Benefit (Expense)	(13.4)	3.1
Income (Loss) from Continuing Operations	53.6	(0.4)
Income from Discontinued Operations	0.2	0.1
Net Income (Loss)	$53.8	$(0.3)
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$1.03	$(0.01)
Diluted	$1.02	$(0.01)
Net Income (Loss) Per Unrestricted Share:
Basic	$1.03	$(0.01)
Diluted	$1.02	$(0.01)
Dividends Paid to Shareholders Per Share	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Net Income (Loss)	$53.8	$(0.3)

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(121.4)	28.5
Foreign Currency Translation Adjustments	(0.9)	0.1
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	0.3	(0.1)
Gain (Loss) on Cash Flow Hedges	0.9	(2.0)
Other Comprehensive Income (Loss) Before Income Taxes	(121.1)	26.5
Other Comprehensive Income Tax Benefit (Expense)	25.4	(9.4)
Other Comprehensive Income (Loss)	(95.7)	17.1
Total Comprehensive Income (Loss)	$(41.9)	$16.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Mar 31, 2018	Dec 31, 2017
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2018 - $5,060.0; 2017 - $5,021.6)	$5,301.2	$5,382.7
Equity Securities at Fair Value	568.2	526.0
Equity Securities at Modified Cost	59.3	—
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	168.8	161.0
Fair Value Option Investments	—	77.5
Short-term Investments at Cost which Approximates Fair Value	188.8	235.5
Other Investments	413.0	422.2
Total Investments	6,699.3	6,804.9
Cash	115.4	45.7
Receivables from Policyholders	386.0	366.0
Other Receivables	187.9	194.3
Deferred Policy Acquisition Costs	378.0	365.3
Goodwill	323.0	323.0
Current Income Tax Assets	—	6.1
Other Assets	281.4	270.9
Total Assets	$8,371.0	$8,376.2
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,534.3	$3,521.0
Property and Casualty	1,005.1	1,016.8
Total Insurance Reserves	4,539.4	4,537.8
Unearned Premiums	690.2	653.9
Current Income Tax Liabilities	0.2	—
Deferred Income Tax Liabilities	1.1	14.8
Liabilities for Unrecognized Tax Benefits	8.1	8.1
Debt at Amortized Cost (Fair Value: 2018 - $606.0; 2017 - $614.6)	592.3	592.3
Accrued Expenses and Other Liabilities	475.9	453.7
Total Liabilities	6,307.2	6,260.6
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 51,533,086 Shares Issued and Outstanding at March 31, 2018 and 51,462,405 Shares Issued and Outstanding at December 31, 2017	5.1	5.1
Paid-in Capital	676.9	673.1
Retained Earnings	1,264.9	1,243.0
Accumulated Other Comprehensive Income	116.9	194.4
Total Shareholders’ Equity	2,063.8	2,115.6
Total Liabilities and Shareholders’ Equity	$8,371.0	$8,376.2
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Operating Activities:
Net Income (Loss)	$53.8	$(0.3)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization of Intangible Assets Acquired	0.3	1.2
Equity in Earnings of Equity Method Limited Liability Investments	(7.1)	(6.8)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	1.1	5.1
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	—	(1.1)
Decrease (Increase) in Value of Equity Securities at Fair Value	(0.7)	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	2.3	4.8
Net Realized Gains on Sales of Investments	(2.6)	(10.5)
Net Impairment Losses Recognized in Earnings	0.5	5.0
Depreciation of Property and Equipment	5.0	3.2
Increase in Receivables	(14.5)	(22.2)
Increase in Deferred Policy Acquisition Costs	(12.7)	(7.9)
Increase in Insurance Reserves	2.1	66.6
Increase in Unearned Premiums	36.3	21.4
Change in Income Taxes	18.1	(2.3)
Change in Accrued Expenses and Other Liabilities	(13.5)	(6.9)
Other, Net	5.6	(1.0)
Net Cash Provided by Operating Activities	74.0	48.3
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	397.8	89.7
Purchases of Fixed Maturities	(408.6)	(176.5)
Sales of Equity Securities	32.4	53.9
Purchases of Equity Securities	(51.1)	(59.5)
Return of Investment of Equity Method Limited Liability Investments	1.6	25.5
Acquisitions of Equity Method Limited Liability Investments	(3.5)	(5.3)
Sales of Fair Value Option Investments	—	22.0
Decrease (Increase) in Short-term Investments	47.2	29.3
Improvements of Investment Real Estate	(0.7)	(0.6)
Sales of Investment Real Estate	—	2.8
Increase (Decrease) in Other Investments	2.1	(0.8)
Acquisition and Development of Software	(22.1)	(10.0)
Other, Net	2.9	(3.2)
Net Cash Used by Investing Activities	(2.0)	(32.7)
Financing Activities:
Dividends and Dividend Equivalents Paid	(12.5)	(12.3)
Proceeds from Advances from FHLB	10.0	—
Cash Exercise of Stock Options	0.6	0.9
Other, Net	(0.4)	0.1
Net Cash Used by Financing Activities	(2.3)	(11.3)
Increase in Cash	69.7	4.3
Cash, Beginning of Year	45.7	115.7
Cash, End of Period	$115.4	$120.0
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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2017 Annual Report.
Adoption of New Accounting Guidance
Guidance Adopted in 2018
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most significantly, ASU 2016-01 requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily-determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (“Modified Cost”). ASU 2016-01 also simplifies the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that an impairment of an equity investment without readily-determinable fair value exists, an entity is required to re-measure such investment at fair value.
The Company applied the modified retrospective transition method, except for the provisions regarding equity investments without readily determinable fair values, which were applied on a prospective basis, with no impact on the Company’s Total Shareholders’ Equity. The Company recognized a $17.7 million increase to Retained Earnings, and a corresponding reduction to Accumulated Other Comprehensive Income (“AOCI”), as of January 1, 2018, which represents the accumulated net unrealized gains on Equity Securities at Fair Value immediately prior to the adoption of ASU 2016-01. The Company has recorded equity investments without readily-determinable fair values under the caption Equity Securities at Modified Cost in the Condensed Consolidated Balance Sheets. As a result of adopting ASU 2016-01, the Company revised its accounting policy as of January 1, 2018 and no longer classifies equity investments as available-for-sale or trading securities. Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Condensed Consolidated Balance Sheet at March 31, 2018 with changes in fair value recorded as Income from Change in Fair Value of Equity Securities in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. The Company anticipates ASU 2016-09 will result in increased volatility within the Condensed Consolidated Statements of Operations in future periods.
Effective January 1, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides companies the option to reclassify tax effects stranded in AOCI, as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The Company elected to reclassify tax effects stranded in AOCI and recognized a decrease to Retained Earnings and a corresponding increase to AOCI of $35.9 million as of January 1, 2018. The adoption of ASU 2018-02 had no impact on Total Shareholders’ Equity.
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. ASU 2014-09 specifically excludes insurance contracts, lease contracts and investments from its scope. Accordingly, the adoption of ASU 2014-09 had no material impact on the Company’s net income or its financial position.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
Guidance Not Yet Adopted
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
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to April 1, 2018. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2018 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after March 31, 2018 to have a material impact on the Company’s financial statements and/or disclosures.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2018 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$663.2	$14.5	$(15.9)	$661.8
States and Political Subdivisions	1,461.7	83.3	(8.3)	1,536.7
Foreign Governments	3.1	0.1	—	3.2
Corporate Securities:
Bonds and Notes	2,712.7	185.8	(23.7)	2,874.8
Collateralized Loan Obligations	214.3	4.9	(0.1)	219.1
Other Mortgage- and Asset-backed	5.0	0.6	—	5.6
Investments in Fixed Maturities	$5,060.0	$289.2	$(48.0)	$5,301.2
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2017 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$542.7	$19.6	$(6.2)	$556.1
States and Political Subdivisions	1,595.5	108.6	(2.3)	1,701.8
Foreign Governments	3.0	0.2	—	3.2
Corporate Securities:
Bonds and Notes	2,745.8	245.8	(11.0)	2,980.6
Redeemable Preferred Stocks	0.1	—	—	0.1
Collateralized Loan Obligations	134.1	5.7	—	139.8
Other Mortgage- and Asset-backed	0.4	0.7	—	1.1
Investments in Fixed Maturities	$5,021.6	$380.6	$(19.5)	$5,382.7
Other Receivables included unsettled sales of Investments in Fixed Maturities of $4.9 million at March 31, 2018, compared to no unsettled sales of Investments in Fixed Maturities at December 31, 2017. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $36.1 million and $5.4 million at March 31, 2018 and December 31, 2017, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2018 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$161.0	$161.6
Due after One Year to Five Years	905.8	918.9
Due after Five Years to Ten Years	1,332.6	1,376.0
Due after Ten Years	1,952.8	2,136.9
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	707.8	707.8
Investments in Fixed Maturities	$5,060.0	$5,301.2
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2018 consisted of securities issued by the Government National Mortgage Association with a fair value of $469.4 million, securities issued by the Federal National Mortgage Association with a fair value of $10.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $3.6 million and securities of other non-governmental issuers with a fair value of $224.7 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2018 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$428.7	$(8.1)	$80.9	$(7.8)	$509.6	$(15.9)
States and Political Subdivisions	213.6	(4.2)	98.9	(4.1)	312.5	(8.3)
Foreign Governments	0.6	—	—	—	0.6	—
Corporate Securities:
Bonds and Notes	716.3	(16.1)	146.8	(7.6)	863.1	(23.7)
Collateralized Loan Obligations	39.5	(0.1)	—	—	39.5	(0.1)
Other Mortgage- and Asset-backed	4.5	—	—	—	4.5	—
Total Fixed Maturities	1,403.2	(28.5)	326.6	(19.5)	1,729.8	(48.0)
The Company regularly reviews its fixed maturity investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of fixed maturity investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Operations in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2018, were $48.0 million, of which $19.5 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.1 million of unrealized losses at March 31, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at March 31, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $40.0 million and below-investment-grade fixed maturity investments comprised $8.0 million of the unrealized losses on investments in fixed maturities at March 31, 2018. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4% of the amortized cost basis of the investment. At March 31, 2018, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at March 31, 2018 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2017 is presented below.

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
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2017, were $19.5 million, of which $13.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $12.6 million and below-investment-grade fixed maturity investments comprised $6.9 million of the unrealized losses on investments in fixed maturities at December 31, 2017. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4% of the amortized cost basis of the investment. At December 31, 2017, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2017 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.6	$1.4
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	—	0.4
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	—
Reductions for Investments Sold During Period	—	(0.2)
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$1.6	$1.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Equity Securities
Investments in Equity Securities at Fair Value were $568.2 million and $526.0 million at March 31, 2018 and December 31, 2017, respectively. Net unrealized gains arising during the three months ended March 31, 2018 and recognized in earnings, related to such investments still held as of March 31, 2018, were $1.2 million.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an other-than-temporary impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases or decreases in the carrying value due to observable transactions. The Company recognized an impairment of $0.2 million on Equity Securities at Modified Cost for the three months ended March 31, 2018 as a result of the Company’s qualitative impairment analysis. The Company has recognized no cumulative increases in the carrying value due to observable transactions, no cumulative decreases in the carrying value due to observable transactions and $0.2 million of cumulative impairments on Equity Securities at Modified Cost held as of March 31, 2018.
There were no unsettled sales of Investments in Equity Securities at March 31, 2018 or December 31, 2017. There were no unsettled purchases of Investments in Equity Securities at either March 31, 2018 or December 31, 2017.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at March 31, 2018 is limited to the total carrying value of $168.8 million. In addition, the Company had outstanding commitments totaling approximately $99.9 million to fund Equity Method Limited Liability Investments at March 31, 2018.
Other Investments
The carrying values of the Company’s Other Investments at March 31, 2018 and December 31, 2017 were:

(Dollars in Millions)	Mar 31, 2018	Dec 31, 2017
Loans to Policyholders at Unpaid Principal	$296.5	$298.6
Real Estate at Depreciated Cost	116.4	116.8
Trading Securities at Fair Value	—	6.7
Other	0.1	0.1
Total	$413.0	$422.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Net Investment Income
Net Investment Income for the three months ended March 31, 2018 and 2017 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Investment Income (Loss):
Interest on Fixed Income Securities	$62.4	$60.1
Dividends on Equity Securities Excluding Alternative Investments	1.9	2.1
Alternative Investments:
Equity Method Limited Liability Investments	7.1	6.8
Fair Value Option Investments	—	1.1
Limited Liability Investments Included in Equity Securities	3.9	7.4
Total Alternative Investments	11.0	15.3
Short-term Investments	0.8	0.3
Loans to Policyholders	5.5	5.5
Real Estate	2.4	2.9
Total Investment Income	84.0	86.2
Investment Expenses:
Real Estate	2.3	2.6
Other Investment Expenses	2.5	2.0
Total Investment Expenses	4.8	4.6
Net Investment Income	$79.2	$81.6
Gross gains and losses on sales of investments in fixed maturities for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Fixed Maturities:
Gains on Sales	$4.1	$1.4
Losses on Sales	(2.1)	(0.2)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2018 and 2017 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,016.8	$931.4
Less Reinsurance and Indemnification Recoverables at Beginning of Year	53.1	50.2
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	963.7	881.2
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	339.3	373.0
Prior Years:
Continuing Operations	(1.0)	11.1
Discontinued Operations	(0.3)	(0.2)
Total Incurred Losses and LAE Related to Prior Years	(1.3)	10.9
Total Incurred Losses and LAE	338.0	383.9
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	125.3	120.6
Prior Years:
Continuing Operations	222.2	211.6
Discontinued Operations	0.7	0.8
Total Paid Losses and LAE Related to Prior Years	222.9	212.4
Total Paid Losses and LAE	348.2	333.0
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	953.5	932.1
Plus Reinsurance and Indemnification Recoverables at End of Period	51.6	52.3
Property and Casualty Insurance Reserves - Gross of Reinsurance and Indemnification at End of Period	$1,005.1	$984.4
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
For the three months ended March 31, 2018, the Company decreased its property and casualty insurance reserves by $1.3 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $0.3 million, and commercial lines insurance loss and LAE reserves developed favorably by $1.0 million. Personal automobile insurance loss and LAE reserves developed adversely by $0.5 million due primarily to the emergence of loss patterns that were worse than expected for liability insurance for the 2016 and prior accident years, partially offset by the emergence of more favorable loss patterns than expected for both physical damage and liability insurance lines for the 2017 accident year. Homeowners insurance loss and LAE reserves developed adversely by $0.5 million due primarily to the emergence of loss patterns that were worse than expected for the 2017 and 2016 accident years, partially offset by favorable development on catastrophes of $5.1 million related to the 2017 accident year. Other personal lines loss and LAE reserves developed favorably by $1.2 million due primarily to the emergence of more favorable loss patterns than

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves (continued)
expected for the 2016 and 2015 accident years. Commercial lines insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2014 accident year and, to a lesser extent, the 2017 and 2016 accident years.
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
Note 4 - Debt
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt outstanding at March 31, 2018 and December 31, 2017 was:

(Dollars in Millions)	Mar 31, 2018	Dec 31, 2017
4.35% Senior Notes due February 15, 2025	448.1	448.1
7.375% Subordinated Debentures due February 27, 2054	144.2	144.2
Total Long-term Debt Outstanding	$592.3	$592.3
Short-term Debt
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. The advances, which mature in one year or less, were made in connection with the start-up of the Company’s collateralized investment borrowing program. In connection with the advances, United Insurance pledged U.S. Government Agency securities with a fair value of $17.7 million at March 31, 2018. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheet at March 31, 2018 includes $10.0 million related to these advances. There were no advances from the FHLB of Chicago as of December 31, 2017. There were no advances from the FHLB of Dallas outstanding at either March 31, 2018 or December 31, 2017. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock. Total holdings of FHLB of Chicago stock were $0.4 million at March 31, 2018 and December 31, 2017. Total holdings of FHLB of Dallas stock were $3.3 million at March 31, 2018 and December 31, 2017.
There were no outstanding borrowings at either March 31, 2018 or December 31, 2017 under Kemper’s $225.0 million, unsecured, revolving credit agreement which expires June 2, 2020.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (continued)
Interest Expense
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $8.0 million for the three months ended March 31, 2018. Interest paid, including facility fees, was $12.5 million for the three months ended March 31, 2018. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $10.9 million for the three months ended March 31, 2017. Interest paid, including facility fees, was $8.3 million for the three months ended March 31, 2017.
Note 5 - Income (Loss) from Continuing Operations Per Unrestricted Share
Prior to January 1, 2018, the Company’s awards of restricted stock contained rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Prior to January 1, 2018 the Company’s awards of restricted stock units and deferred stock units also contained rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income (Loss) from Continuing Operations Per Unrestricted Share and Diluted Income (Loss) from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2018 and 2017 is presented below.

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
(Dollars in Millions)
Income (Loss) from Continuing Operations	$53.6	$(0.4)
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	0.5	(0.1)
Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	53.1	(0.3)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	$53.1	$(0.3)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	51,502.9	51,273.1
Equity-based Compensation Equivalent Shares	365.3	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	51,868.2	51,273.1
(Per Unrestricted Share in Whole Dollars)
Basic Income (Loss) from Continuing Operations Per Unrestricted Share	$1.03	$(0.01)
Diluted Income (Loss) from Continuing Operations Per Unrestricted Share	$1.02	$(0.01)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2018 and 2017, because the effect of inclusion would be anti-dilutive, is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2018	Mar 31, 2017
Equity-based Compensation Equivalent Shares	329.6	1,305.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	329.6	1,305.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(119.5)	$33.6
Reclassification Adjustment for Amounts Included in Net Income	(1.9)	(5.1)
Unrealized Holding Gains (Losses)	(121.4)	28.5
Foreign Currency Translation Adjustments	(0.9)	0.1
Net Unrecognized Postretirement Benefit Costs	0.3	(0.1)
Gain (Loss) on Cash Flow Hedges During the Period Before Reclassification Adjustment	0.6	(2.0)
Reclassification Adjustment for Amounts Included in Net Income	0.3	—
Gain (Loss) on Cash Flow Hedges	0.9	(2.0)
Other Comprehensive Income (Loss) Before Income Taxes	$(121.1)	$26.5
The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$25.0	$(11.9)
Reclassification Adjustment for Amounts Included in Net Income	0.4	1.8
Unrealized Holding Gains	25.4	(10.1)
Foreign Currency Translation Adjustments	0.2	—
Net Unrecognized Postretirement Benefit Costs	—	—
Gain and Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	(0.1)	0.7
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	—
Gain and Loss on Cash Flow Hedges	(0.2)	0.7
Other Comprehensive Income Tax Benefit (Expense)	$25.4	$(9.4)
The components of AOCI at March 31, 2018 and December 31, 2017 were:

(Dollars in Millions)	Mar 31, 2018	Dec 31, 2017
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$—	$0.2
Other Net Unrealized Gains on Investments	209.7	269.5
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.5)	0.2
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(89.0)	(72.2)
Loss on Cash Flow Hedges, Net of Income Taxes	(3.3)	(3.3)
Accumulated Other Comprehensive Income	$116.9	$194.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$2.4	$10.1
Net Impairment Losses Recognized in Earnings	(0.5)	(5.0)
Total Before Income Taxes	1.9	5.1
Income Tax Expense	(0.4)	(1.8)
Reclassification from AOCI, Net of Income Taxes	1.5	3.3
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(0.3)	0.1
Income Tax Benefit	0.1	—
Reclassification from AOCI, Net of Income Taxes	(0.2)	0.1
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.1)	—
Income Tax Benefit	0.1	—
Reclassification from AOCI, Net of Income Taxes	—	—
Total Reclassification from AOCI to Net Income (Loss)	$1.3	$3.4
Note 7 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the three months ended March 31, 2018 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year	$2,115.6
Net Income	53.8
Other Comprehensive Income (Loss)	(95.7)
Total Comprehensive Income (Loss)	(41.9)
Cash Dividends and Dividend Equivalents to Shareholders ($0.24 per share)	(12.5)
Equity-based Compensation Cost	3.4
Equity-based Awards, Net of Shares Exchanged	(0.8)
Shareholders’ Equity at End of Period	$2,063.8
Effective January 1, 2018, the Company adopted ASU 2016-01. The Company applied the modified retrospective transition method, except for the provisions regarding equity investments without readily determinable fair values, which were applied on a prospective basis, with no impact on the Company’s Total Shareholders’ Equity. Accordingly, the Company recognized an increase to Retained Earnings and a corresponding reduction to Accumulated Other Comprehensive Income (“AOCI”) as of January 1, 2018 of $17.7 million. See Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information.
Effective January 1, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides companies the option to reclassify tax effects stranded in AOCI, as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The Company elected to reclassify tax effects stranded in AOCI and recognized a decrease to Retained Earnings and a corresponding increase to AOCI of $35.9 million as of January 1, 2018. The adoption of ASU 2018-02 had no impact on Total Shareholders’ Equity. See Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Income Taxes
On December 22, 2017, the Tax Act was enacted and included numerous changes to existing federal income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded certain provisional amounts for estimated income tax effects of the Tax Act on deferred income taxes. The Company made no adjustments to the provisional amounts recorded during the three months ended March 31, 2018. Final determination of the effects of the Tax Act on deferred income taxes requires additional information, including data from third parties, actuarial computations and other items. The Company expects to complete its determination of the effect of the Tax Act on its deferred income tax assets and liabilities pursuant to its annual income tax return filing process which is expected to be completed during the fourth quarter of 2018.
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2013. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
Liabilities for Unrecognized Tax Benefits at March 31, 2018 and December 31, 2017 include $7.6 million and $7.6 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Liabilities for Unrecognized Tax Benefits included accrued interest of $0.5 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively.
Income tax refunds received, were $4.6 million and $0.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 9,000 participants and beneficiaries, of which 1,600 are active employees. The Pension Plan is closed to employees newly-hired after January 1, 2006. On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. The components of Pension Benefit for the Pension Plan for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Service Cost	$—	$—
Interest Cost on Projected Benefit Obligation	5.1	5.1
Expected Return on Plan Assets	(7.2)	(7.7)
Amortization of Accumulated Net Unrecognized Pension Costs	1.0	0.6
Total Pension Benefit Recognized	$(1.1)	$(2.0)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
The Company also sponsors an other postretirement benefit (“OPEB”) plan that provides medical, dental and/or life insurance benefits to approximately 475 retired and 200 active employees (the “OPEB Plan”). The components of OPEB Benefit for the OPEB Plan for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Service Cost	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.1
Amortization of Prior Service Credit	(0.3)	(0.3)
Amortization of Accumulated Net Unrecognized Gain	(0.4)	(0.4)
Total OPEB Benefit Recognized	$(0.6)	$(0.6)
The non-service cost component of the Pension Plan and OBEB Plan is presented within the Interest and Other Expenses line item in the Condensed Consolidated Statement of Operations.
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
Earned Premiums by product line for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Personal Automobile	$371.1	$320.7
Homeowners	61.8	66.3
Other Personal Property and Casualty Insurance	27.7	28.9
Commercial Automobile	12.2	12.7
Life	93.7	95.7
Accident and Health	43.3	39.1
Total Earned Premiums	$609.8	$563.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Revenues:
Property & Casualty Insurance:
Earned Premiums	$455.2	$410.4
Net Investment Income	22.5	24.1
Other Income	0.3	0.2
Total Property & Casualty Insurance	478.0	434.7
Life & Health Insurance:
Earned Premiums	154.6	153.0
Net Investment Income	53.3	53.0
Other Income	0.8	0.6
Total Life & Health Insurance	208.7	206.6
Total Segment Revenues	686.7	641.3
Income from Change in Fair Value of Equity Securities	0.7	—
Net Realized Gains on Sales of Investments	2.6	10.5
Net Impairment Losses Recognized in Earnings	(0.5)	(5.0)
Other	3.5	4.6
Total Revenues	$693.0	$651.4
Segment Operating Profit (Loss), including a reconciliation to Income (Loss) from Continuing Operations before Income Taxes, for the three months ended March 31, 2018 and 2017 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Segment Operating Profit (Loss):
Property & Casualty Insurance	$44.5	$(37.2)
Life & Health Insurance	29.9	32.6
Total Segment Operating Profit (Loss)	74.4	(4.6)
Corporate and Other Operating Loss	(4.0)	(4.4)
Income from Change in Fair Value of Equity Securities	0.7	—
Net Realized Gains on Sales of Investments	2.6	10.5
Net Impairment Losses Recognized in Earnings	(0.5)	(5.0)
Acquisition Related Transaction and Integration Costs	(6.2)	—
Income (Loss) from Continuing Operations before Income Taxes	$67.0	$(3.5)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Net Operating Income (Loss), including a reconciliation to Income (Loss) from Continuing Operations, for the three months ended March 31, 2018 and 2017 was:

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2018	Mar 31, 2017
Segment Net Operating Income (Loss):
Property & Casualty Insurance	$36.0	$(22.1)
Life & Health Insurance	23.8	21.5
Total Segment Net Operating Income (Loss)	59.8	(0.6)
Corporate and Other Net Operating Loss	(2.3)	(3.3)
Income from Change in Fair Value of Equity Securities	0.6	—
Net Realized Gains on Sales of Investments	2.1	6.8
Net Impairment Losses Recognized in Earnings	(0.4)	(3.3)
Acquisition Related Transaction and Integration Costs	(6.2)	—
Income (Loss) from Continuing Operations	$53.6	$(0.4)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2018 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$108.7	$553.1	$—	$—	$661.8
States and Political Subdivisions	—	1,536.7	—	—	1,536.7
Foreign Governments	—	3.2	—	—	3.2
Corporate Securities:
Bonds and Notes	—	2,483.5	391.3	—	2,874.8
Collateralized Loan Obligations	—	91.0	128.1	—	219.1
Other Mortgage- and Asset-backed	—	5.6	—	—	5.6
Total Investments in Fixed Maturities	108.7	4,673.1	519.4	—	5,301.2
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	54.3	—	—	54.3
Other Industries	—	12.1	—	—	12.1
Common Stocks:
Finance, Insurance and Real Estate	7.1	—	—	—	7.1
Other Industries	7.2	0.6	—	—	7.8
Other Equity Interests:
Exchange Traded Funds	239.4	—	—	—	239.4
Limited Liability Companies and Limited Partnerships	—	—	—	247.5	247.5
Total Investments in Equity Securities at Fair Value	253.7	67.0	—	247.5	568.2
Total	$362.4	$4,740.1	$519.4	$247.5	$5,869.4
At March 31, 2018, the Company had unfunded commitments to invest an additional $140.9 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2017 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$115.8	$440.3	$—	$—	$556.1
States and Political Subdivisions	—	1,701.8	—	—	1,701.8
Foreign Governments	—	3.2	—	—	3.2
Corporate Securities:
Bonds and Notes	—	2,579.1	401.5	—	2,980.6
Redeemable Preferred Stocks	—	—	0.1	—	0.1
Collateralized Loan Obligations	—	46.6	93.2	—	139.8
Other Mortgage- and Asset-backed	—	1.1	—	—	1.1
Total Investments in Fixed Maturities	115.8	4,772.1	494.8	—	5,382.7
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	55.7	—	—	55.7
Other Industries	—	12.3	10.8	—	23.1
Common Stocks:
Finance, Insurance and Real Estate	7.0	0.1	—	—	7.1
Other Industries	0.7	0.4	16.6	—	17.7
Other Equity Interests:
Exchange Traded Funds	219.5	—	—	—	219.5
Limited Liability Companies and Limited Partnerships	—	—	34.4	168.5	202.9
Total Investments in Equity Securities at Fair Value	227.2	68.5	61.8	168.5	526.0
Fair Value Option Investments:
Limited Liability Companies and Limited Partnership Hedge Funds	—	—	—	77.5	77.5
Other Investments:
Trading Securities	6.7	—	—	—	6.7
Other Liabilities:
Derivative Instrument Classified as Cash Flow Hedge	—	(0.8)	—	—	(0.8)
Total	$349.7	$4,839.8	$556.6	$246.0	$5,992.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The Company’s investments in Fixed Maturities that are classified as Level 1 in the two preceding tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities at Fair Value that are classified as Level 1 in the two preceding tables consist of either investments in publicly-traded common stocks or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 in the two preceding tables primarily consist of investments in corporate bonds, obligations of states and political subdivisions, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities at Fair Value that are classified as Level 2 in the two preceding tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions, quotes in inactive markets or evaluations based on its own proprietary models.
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2018.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$104.0	2.8%	-	8.9%	4.4%
Non-investment-grade:
Senior Debt	Market Yield	128.0	4.7	-	19.4	9.8
Junior Debt	Market Yield	144.5	9.9	-	24.8	13.0
Collateralized Loan Obligations	Market Yield	128.1	3.4	-	10.1	7.0
Other	Various	14.8
Total Level 3 Fixed Maturity Investments in Corporate Securities		$519.4

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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$96.2	3.0%	-	6.7%	3.8%
Non-investment-grade:
Senior Debt	Market Yield	138.1	4.5	-	15.7	10.0
Junior Debt	Market Yield	154.1	9.6	-	24.3	12.9
Collateralized Loan Obligations	Market Yield	93.2	4.3	-	10.6	7.8
Other Debt	Various	13.2
Total Level 3 Fixed Maturity Investments in Corporate Securities		$494.8
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par, unless callable at a premium, if the security is currently callable.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2018 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$401.5	$0.1	$93.2	$27.4	$34.4	$556.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	1.8	(0.1)	0.5	—	—	2.2
Included in Other Comprehensive Income (Loss)	(1.6)	—	(0.5)	—	—	(2.1)
Purchases	25.8	—	48.9	—	—	74.7
Settlements	(18.1)	—	(14.0)	—	—	(32.1)
Sales	(13.4)	—	—	—	—	(13.4)
Transfers into Level 3	0.3	—	—	—	—	0.3
Transfers out of Level 3	(5.0)	—	—	(27.4)	(34.4)	(66.8)
Balance at End of Period	$391.3	$—	$128.1	$—	$—	$519.4
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the three months ended March 31, 2018. Transfers out of Level 3 were $66.8 million for the three months ended March 31, 2018, of which $61.8 million was transferred into Equity Securities at Modified Cost due to the adoption of ASU 2016-01 and $5.0 million was transferred into Level 2 due to changes in the availability of market observable inputs.

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
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2017. Transfers into or out of Level 3 for the three months ended March 31, 2017 were due to changes in the availability of market observable inputs.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	March 31, 2018		December 31, 2017
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$296.5	$536.8	$298.6	$560.3
Short-term Investments	188.8	188.8	235.5	235.5
Financial Liabilities:
Debt	$592.3	$606.0	$592.3	$614.6
Collateralized Borrowings (Included in Other Liabilities)	10.0	10.0	—	—
The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Collateralized Borrowings consist of short-term advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

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
In December 2017, CSC filed a Petition to Vacate an Arbitration Award in the U.S. District Court for the Southern District of New York and a motion to stay the proceedings in Texas. Following briefing and a hearing, the New York district court denied CSC’s motion to stay the Texas action and instead stayed the New York action. The Texas district court then set a briefing schedule with regard to CSC’s motion to transfer venue to the Southern District of New York. In March 2018, the Texas district court denied CSC’s motion to transfer venue and the New York district court subsequently transferred the vacatur proceeding to Texas. In April, the Texas district court consolidated the two actions and the parties are proceeding with briefing KCSI’s Amended Motion to Confirm Arbitration Award and CSC’s motion to vacate the arbitration award.
The Company cannot make any assurance as to the final amount of the judgment that may be entered in favor of KCSI or when it will be collected. The Final Award is treated as gain contingency for accounting purposes and accordingly, is not recognized in these Condensed Consolidated Financial Statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $153.0 million in assets managed by FS&C at March 31, 2018 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 14 - Proposed Acquisition of Infinity
On February 13, 2018, Kemper, Kemper’s subsidiary, Vulcan Sub, Inc. (“Kemper Merger Sub”), and Infinity entered into the Infinity Merger Agreement under which Kemper will acquire Infinity in a cash and stock transaction valued at approximately $1.4 billion, plus assumption of certain of Infinity’s debt, or $129.00 per Infinity share; the exchange ratio for stock consideration to be issued in the merger is fixed and was determined based on Kemper’s 20-trading day volume weighted average price as of February 12, 2018 of $64.40. Based on Kemper’s February 12, 2018 closing stock price of $57.75, the implied total consideration is approximately $1.3 billion, or $121.01 per Infinity share. Pursuant to the Infinity Merger Agreement, Kemper Merger Sub will merge with and into Infinity, with Infinity surviving as a wholly owned subsidiary of Kemper. Infinity is a national provider of auto insurance focused on serving the specialty, nonstandard segment. With approximately 2,300 employees, 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest nonstandard auto insurers in the United States.
Under the terms of the Infinity Merger Agreement, as of the effective time of the Infinity Merger (the “Effective Time”), each share of Infinity common stock issued and outstanding as of immediately prior to the Effective Time (other than as set forth in the Infinity Merger Agreement) will be canceled and converted into, at the election of the holder of such share and subject to an automatic adjustment as described below, the right to, receive(i) $51.60 in cash and 1.2019 Kemper common shares for each share of Infinity common stock, without interest (the “Mixed Consideration”), (ii) an amount of cash for each share of Infinity common stock, without interest, equal to $129.00 (the “Cash Consideration”) or (iii) a number of shares of Kemper common stock equal to 2.0031 (the “Stock Consideration”). Holders of Infinity common stock who do not make an election will receive the Mixed Consideration. The consideration to be paid to holders of Infinity common stock electing to receive the Cash Consideration or the Stock Consideration in connection with the Infinity Merger is subject to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of Kemper common stock issued in the Infinity Merger is the same as what would be paid and issued if all holders of Infinity common stock were to receive the Mixed Consideration. Following the close of the Infinity Merger, Infinity shareholders are expected to own approximately 20% of the combined company on a pro-forma basis.
The Infinity Merger has been approved by the Board of Directors of each company and is expected to close in the third quarter of 2018, subject to the satisfaction or waiver of applicable closing conditions. During the first quarter of 2018, Kemper and Infinity received notice from the U.S. Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, thereby satisfying one of the applicable closing conditions. Remaining closing conditions to which the completion of the Infinity Merger is subject include, among others, (i) adoption by Infinity shareholders of the Infinity Merger Agreement, (ii) approval by Kemper stockholders of the issuance of Kemper common stock in connection with the Infinity Merger, (iii) the receipt of certain other regulatory approvals, (iv) the absence of any effective order issued by any court of competent jurisdiction or other legal restraint prohibiting or preventing the consummation of the Infinity Merger and (v) other closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $53.8 million ($1.03 per unrestricted common share) for the three months ended March 31, 2018, compared to Net Loss of $0.3 million ($0.01 per unrestricted common share) for the same period in 2017. Income from Continuing Operations was $53.6 million ($1.03 per unrestricted common share) for the three months ended March 31, 2018, compared to Loss from Continuing Operations of $0.4 million ($0.01 per unrestricted common share) for the same period in 2017.
A reconciliation of Net Income (Loss) to Adjusted Net Operating Income (Loss) (a non-GAAP financial measure) for the three months ended March 31, 2018 and 2017 is presented below.

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2018	Mar 31, 2017	Increase (Decrease)
Net Income (Loss)	$53.8	$(0.3)	$54.1
Income (Loss) from Discontinued Operations	0.2	0.1	0.1
Income (Loss) from Continuing Operations	53.6	(0.4)	54.0
Less:
Income from Change in Fair Value of Equity Securities	0.6	—	0.6
Net Realized Gains on Sales of Investments	2.1	6.8	(4.7)
Net Impairment Losses Recognized in Earnings	(0.4)	(3.3)	2.9
Acquisition Related Transaction and Integration Costs	(6.2)	—	(6.2)
Adjusted Consolidated Net Operating Income (Loss)	$57.5	$(3.9)	$61.4

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income:
Property & Casualty Insurance	36.0	(22.1)	58.1
Life & Health Insurance	23.8	21.5	2.3
Corporate and Other Net Operating Loss	(2.3)	(3.3)	1.0
Adjusted Consolidated Net Operating Income (Loss)	$57.5	$(3.9)	$61.4
Net Income
Net Income increased by $54.1 million for the three months ended March 31, 2018, compared to the same period in 2017. In the Property & Casualty Insurance segment, segment net operating results improved by $58.1 million due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), a favorable change in loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s nonstandard automobile insurance and preferred personal automobile insurance businesses. See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $2.3 million due primarily to lower income tax rates, partially offset by higher incurred losses and policyholders benefits as a percentage of earned premiums. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were negatively impacted in 2018, compared to 2017, by transaction and integration costs associated with the Company’s proposed acquisition of Infinity Property and Casualty Corporation (“Infinity”) and lower net realized gains on sales of investments, offset by lower net impairment losses recognized in earnings. See MD&A, “Investment Results,” for additional discussion. The Company’s results were also positively impacted in 2018, compared to 2017, by lower interest and other expenses. See MD&A, “Expenses,” for additional discussion.

Summary of Results (continued)
Revenues
Earned Premiums were $609.8 million for the three months ended March 31, 2018, compared to $563.4 million for the same period in 2017, an increase of $46.4 million. Earned Premiums for the three months ended March 31, 2018 increased by $44.8 million and $1.6 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Property & Casualty Insurance.” and MD&A, “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $2.4 million for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to a lower rate of return from Alternative Investments and the impact of presenting Fair Value Option Investments within Income from Change in Fair Value of Equity Securities (outside of Net Investment Income) as of January 1, 2018, partially offset by higher level of investments in fixed income securities. Net Investment Income from Alternative Investments, which consists of Equity Method Limited Liability Investments and limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost, decreased by 3.2 million. Alternative investment income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $3.5 million, partially offset by an increase in alternative investment income from Equity Method Limited Liability Investments of $0.3 million for the three months ended March 31, 2018, compared to the same period in 2017. No Net Investment Income was recorded on Fair Value Option Investments for the three months ended March 31, 2018, compared to $1.1 million for the same period in 2017.
Net Realized Gains on Sales of Investments were $2.6 million for the three months ended March 31, 2018, compared to $10.5 million for the same period in 2017. Net Impairment Losses Recognized in Earnings were $0.5 million for the three months ended March 31, 2018, compared to $5.0 million for the same period in 2017. See MD&A, “Investment Results,” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.

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
Adjusted Consolidated Net Operating Income (Loss)
Adjusted Consolidated Net Operating Income (Loss) is an after-tax, non-GAAP financial measure and is computed by excluding from Income (Loss) from Continuing Operations the after-tax impact of:

(i)	Income (Loss) from Change in Fair Value of Equity Securities;

(ii)	Net Realized Gains on Sales of Investments;

(iii)	Net Impairment Losses Recognized in Earnings related to investments;

(iv)	Acquisition Related Transaction and Integration Costs;

(v)	Loss from Early Extinguishment of Debt; and

(vi)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income (Loss) from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income (Loss) for the three months ended March 31, 2018 or 2017.
The Company believes that Adjusted Consolidated Net Operating Income (Loss) provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity Securities, Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Loss from Early Extinguishment of Debt is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process. Acquisition Related Transaction and Integration Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Net Premiums Written	$488.9	$428.9
Earned Premiums	$455.2	$410.4
Net Investment Income	22.5	24.1
Other Income	0.3	0.2
Total Revenues	478.0	434.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	326.5	302.6
Catastrophe Losses and LAE	7.5	63.9
Prior Years:
Non-catastrophe Losses and LAE	3.7	11.8
Catastrophe Losses and LAE	(5.7)	(1.2)
Total Incurred Losses and LAE	332.0	377.1
Insurance Expenses	101.5	94.8
Operating Profit (Loss)	44.5	(37.2)
Income Tax Benefit (Expense)	(8.5)	15.1
Segment Net Operating Income (Loss)	$36.0	$(22.1)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.8%	73.7%
Current Year Catastrophe Losses and LAE Ratio	1.6	15.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.8	2.9
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(0.3)
Total Incurred Loss and LAE Ratio	72.9	91.9
Insurance Expense Ratio	22.3	23.1
Combined Ratio	95.2%	115.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	71.8%	73.7%
Insurance Expense Ratio	22.3	23.1
Underlying Combined Ratio	94.1%	96.8%
Reconciliation of Non-GAAP Financial Measure
Underlying Combined Ratio	94.1%	96.8%
Current Year Catastrophe Losses and LAE Ratio	1.6	15.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.8	2.9
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(0.3)
Combined Ratio as Reported	95.2%	115.0%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2018		Mar 31, 2017
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	7	$7.5	12	$20.7
$5 - $10	—	—	—	—
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	1	43.2
Total	7	$7.5	13	$63.9
Insurance Reserves

(Dollars in Millions)	Mar 31, 2018	Dec 31, 2017
Insurance Reserves:
Automobile	$801.6	$795.9
Homeowners	124.6	139.7
Other	39.4	40.7
Insurance Reserves	$965.6	$976.3
Insurance Reserves:
Loss Reserves:
Case	$580.7	$602.4
Incurred But Not Reported	247.8	239.3
Total Loss Reserves	828.5	841.7
LAE Reserves	137.1	134.6
Insurance Reserves	$965.6	$976.3
See MD&A, “Critical Accounting Estimates,” of the 2017 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Property & Casualty Insurance (continued)
Overall
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
The Property & Casualty Insurance segment reported Segment Net Operating Income of $36.0 million for the three months ended March 31, 2018, compared to Segment Net Operating Loss of $22.1 million for the same period in 2017. Segment net operating results improved by $58.1 million due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), a favorable change in loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s nonstandard automobile insurance business, and lower insurance expenses as a percentage of earned premiums, partially offset by lower net investment income on Alternative Investments.
Earned Premiums in the Property & Casualty Insurance segment increased by $44.8 million, as higher volume and higher average earned premium accounted for increases of $23.5 million and $21.3 million, respectively. The higher volume was driven primarily by nonstandard personal automobile insurance, which had a volume increase of $33.5 million, partially offset by volume decreases in homeowners insurance and preferred personal automobile insurance of $4.8 million and $3.6 million, respectively. All product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by nonstandard personal automobile insurance and preferred personal automobile insurance, which had increases due to higher average earned premium of $16.3 million and $4.2 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment decreased by $1.6 million for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to a lower rate of return from Alternative Investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $7.7 million in 2018, compared to $10.8 million in 2017.
Underlying losses and LAE as a percentage of earned premiums were 71.8% in 2018, an improvement of 1.9 percentage points, compared to 2017, driven primarily by improvements in nonstandard personal automobile insurance and preferred personal automobile insurance, partially offset by deterioration in homeowners insurance and commercial automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $7.5 million in 2018, compared to $63.9 million in 2017, a decrease of $56.4 million. This decrease was due primarily to no catastrophic events with losses and LAE (excluding reserve development) of greater than $25 million in 2018, compared to one large catastrophe, a Texas hailstorm, occurring in 2017. Favorable loss and LAE reserve development (including catastrophe reserve development) was $2.0 million in 2018, compared to adverse development of $10.6 million in 2017.
Insurance expenses were $101.5 million, or 22.3% of earned premiums, in 2018, an improvement of 0.8 percentage points compared to 2017, driven primarily by a mix shift in business written in the segment toward nonstandard personal automobile insurance, which runs at a lower expense ratio, and premium growth outpacing growth in fixed costs.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $4.3 million in 2018, compared to $6.2 million in 2017.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Net Premiums Written	$106.2	$100.1

Earned Premiums	$104.9	$104.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$73.6	$76.9
Catastrophe Losses and LAE	0.6	4.7
Prior Years:
Non-catastrophe Losses and LAE	0.5	10.8
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$74.7	$92.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.1%	73.7%
Current Year Catastrophe Losses and LAE Ratio	0.6	4.5
Prior Years Non-catastrophe Losses and LAE Ratio	0.5	10.4
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	71.2%	88.6%
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned Premiums on preferred personal automobile insurance increased by $0.6 million as higher average earned premium accounted for an increase of $4.2 million, while lower volume accounted for a decrease of $3.6 million. The run-off of the direct-to-consumer business accounted for over 30% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $74.7 million, or 71.2% of earned premiums, in 2018, compared to $92.4 million, or 88.6% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a lower level of adverse loss and LAE reserve development, lower incurred catastrophe losses and LAE (excluding reserve development) and lower underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 70.1% in 2018, compared to 73.7% in 2017, an improvement of 3.6 percentage points due primarily to lower frequency and severity of claims and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $0.6 million in 2018, compared to $4.7 million in 2017. Adverse loss and LAE reserve development was $0.5 million in 2018, compared to $10.8 million in 2017.

Property & Casualty Insurance (continued)
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Net Premiums Written	$304.9	$245.2

Earned Premiums	$266.2	$216.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$202.8	$176.4
Catastrophe Losses and LAE	0.2	1.7
Prior Years:
Non-catastrophe Losses and LAE	0.2	(0.8)
Catastrophe Losses and LAE	(0.2)	(0.1)
Total Incurred Losses and LAE	$203.0	$177.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	76.2%	81.5%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	0.1	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—
Total Incurred Loss and LAE Ratio	76.3%	81.9%

Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned Premiums on nonstandard personal automobile insurance increased by $49.8 million, as higher volume and higher average earned premium accounted for increases of $33.5 million and $16.3 million, respectively. Incurred losses and LAE were $203.0 million, or 76.3% of earned premiums, in 2018, compared to $177.2 million, or 81.9% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and, to a lesser extent, lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 76.2% in 2018, compared to 81.5% in 2017, an improvement of 5.3 percentage points. Underlying losses and LAE as a percentage of related earned premiums improved 5.3 percentage points due primarily to higher average earned premium and, to a lesser extent, lower frequency of claims, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $0.2 million in 2018, compared to $1.7 million in 2017. There was no loss and LAE reserve development in 2018, compared to $0.9 million in 2017.

Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Net Premiums Written	$55.1	$59.2

Earned Premiums	$61.8	$66.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$35.2	$33.8
Catastrophe Losses and LAE	6.5	56.5
Prior Years:
Non-catastrophe Losses and LAE	5.6	0.7
Catastrophe Losses and LAE	(5.1)	(0.6)
Total Incurred Losses and LAE	$42.2	$90.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	57.0%	50.9%
Current Year Catastrophe Losses and LAE Ratio	10.5	85.2
Prior Years Non-catastrophe Losses and LAE Ratio	9.1	1.1
Prior Years Catastrophe Losses and LAE Ratio	(8.3)	(0.9)
Total Incurred Loss and LAE Ratio	68.3%	136.3%
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned Premiums on homeowners insurance decreased by $4.5 million as lower volume accounted for a decrease of $4.8 million, while higher average earned premium accounted for an increase of $0.3 million. Higher ceded premiums for catastrophe reinsurance partially offset the higher average earned premium. Incurred losses and LAE were $42.2 million, or 68.3% of earned premiums, in 2018, compared to $90.4 million, or 136.3% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of related earned premiums and a higher level of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 57.0% in 2018, compared to 50.9% in 2017, a deterioration of 6.1 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims. Catastrophe losses and LAE (excluding reserve development) were $6.5 million in 2018, compared to $56.5 million in 2017. This decrease was due primarily to no catastrophic events with losses and LAE (excluding reserve development) of greater than $25 million in 2018, compared to one large catastrophe, a Texas hailstorm, occurring in 2017 with losses and LAE (excluding reserve development) of $43.2 million. Loss and LAE reserve development was adverse by $0.5 million in 2018, compared to $0.1 million in 2017.

Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Net Premiums Written	$13.5	$14.7

Earned Premiums	$12.2	$12.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$9.5	$9.6
Catastrophe Losses and LAE	—	0.1
Prior Years:
Non-catastrophe Losses and LAE	(0.7)	1.8
Catastrophe Losses and LAE	(0.1)	—
Total Incurred Losses and LAE	$8.7	$11.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	77.8%	75.6%
Current Year Catastrophe Losses and LAE Ratio	—	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	(5.7)	14.2
Prior Years Catastrophe Losses and LAE Ratio	(0.8)	—
Total Incurred Loss and LAE Ratio	71.3%	90.6%
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned Premiums on commercial automobile insurance decreased by $0.5 million as lower volume accounted for a decrease of $0.9 million, while higher average earned premium accounted for an increase of $0.4 million. Incurred losses and LAE were $8.7 million, or 71.3% of earned premiums, in 2018, compared to $11.5 million, or 90.6% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 77.8% in 2018, compared to 75.6% in 2017, a deterioration of 2.2 percentage point due primarily to higher severity of losses on bodily injury coverages, partially offset by lower frequency of claims on all coverages. Favorable loss and LAE reserve development was $0.8 million in 2018, compared to adverse development of $1.8 million in 2017.

Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Net Premiums Written	$9.2	$9.7

Earned Premiums	$10.1	$10.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$5.4	$5.9
Catastrophe Losses and LAE	0.2	0.9
Prior Years:
Non-catastrophe Losses and LAE	(1.9)	(0.7)
Catastrophe Losses and LAE	(0.3)	(0.5)
Total Incurred Losses and LAE	$3.4	$5.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	53.5%	55.1%
Current Year Catastrophe Losses and LAE Ratio	2.0	8.4
Prior Years Non-catastrophe Losses and LAE Ratio	(18.8)	(6.5)
Prior Years Catastrophe Losses and LAE Ratio	(3.0)	(4.7)
Total Incurred Loss and LAE Ratio	33.7%	52.3%
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned Premiums on other personal insurance decreased by $0.6 million due to lower volume. Incurred losses and LAE were $3.4 million, or 33.7% of earned premiums, in 2018, compared to $5.6 million, or 52.3% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a higher level of favorable loss and LAE reserve development, lower incurred catastrophe losses and LAE (excluding reserve development) and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 53.5% in 2018, compared to 55.1% in 2017, an improvement of 1.6 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $0.2 million in 2018, compared to $0.9 million in 2017. Favorable loss and LAE reserve development was $2.2 million in 2018, compared to $1.2 million in 2017.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Earned Premiums	$154.6	$153.0
Net Investment Income	53.3	53.0
Other Income	0.8	0.6
Total Revenues	208.7	206.6
Policyholders’ Benefits and Incurred Losses and LAE	104.9	100.3
Insurance Expenses	73.9	73.7
Operating Profit	29.9	32.6
Income Tax Expense	(6.1)	(11.1)
Segment Net Operating Income	$23.8	$21.5

Insurance Reserves

(Dollars in Millions)	Mar 31, 2018	Dec 31, 2017
Insurance Reserves:
Future Policyholder Benefits	$3,366.7	$3,357.5
Incurred Losses and LAE Reserves:
Life	142.4	140.0
Accident and Health	25.2	23.5
Property	4.1	4.1
Total Incurred Losses and LAE Reserves	171.7	167.6
Insurance Reserves	$3,538.4	$3,525.1
Overall
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned Premiums in the Life & Health Insurance segment increased by $1.6 million for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to higher volume from accident and health insurance products offered by Reserve National Insurance Company (“Reserve National”), partially offset by lower volume from life products offered by Reserve National and lower volume from products offered by Kemper Home Service Companies (“KHSC”).
Net Investment Income increased by $0.3 million for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to higher levels of non-alternative investments.
Policyholders’ Benefits and Incurred Losses and LAE increased by $4.6 million in 2018, compared to the same period in 2017, due primarily to higher incurred losses and LAE as a percentage of earned premium on life and accident and health insurance business, and, to a lesser extent, overall growth in the accident and health business. The Company experienced an elevated level of reported life claims early in the quarter, which returned to a level more consistent with historical results by the end of the quarter. Expenses in the Life & Health Insurance segment increased by $0.2 million due primarily to growth in the accident and health business and, to a lesser extent, an increase in commission rate on accident and health business, partially offset by lower commissions and fringe benefits for KHSC. Segment Net Operating Income in the Life & Health Insurance segment was $23.8 million for the three months ended March 31, 2018, compared to $21.5 million in 2017, as current year results were impacted favorably by tax reform, which reduced the effective tax rate.

Life & Health Insurance (continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Earned Premiums	$93.7	$95.7
Net Investment Income	51.3	51.4
Other Income	0.7	0.5
Total Revenues	145.7	147.6
Policyholders’ Benefits and Incurred Losses and LAE	73.4	72.1
Insurance Expenses	47.4	48.4
Operating Profit	24.9	27.1
Income Tax Expense	(5.0)	(9.2)
Total Product Line Net Operating Income	$19.9	$17.9
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned premiums on life insurance decreased by $2.0 million in 2018, compared to 2017, primarily due to lower volume on products offered by Reserve National. Policyholders’ benefits on life insurance were $73.4 million in 2018, compared to $72.1 million in 2017, an increase of $1.3 million that was due primarily to elevated claim counts on life policies offered by KHSC, partially offset by the favorable impact on policyholders’ benefits due to reduction in Reserve National’s life business. Insurance Expenses decreased by $1.0 million in 2018, compared to 2017, due primarily to lower commissions and fringe benefits for KHSC.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Earned Premiums	$43.3	$39.1
Net Investment Income	1.5	1.3
Other Income	0.1	0.1
Total Revenues	44.9	40.5
Policyholders’ Benefits and Incurred Losses and LAE	25.2	21.2
Insurance Expenses	19.5	17.3
Operating Profit	0.2	2.0
Income Tax Expense	(0.1)	(0.7)
Total Product Line Net Operating Income	$0.1	$1.3
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned premiums on accident and health insurance increased by $4.2 million in 2018, compared to 2017, due primarily to higher volume on accident and health insurance products offered by Reserve National. Incurred accident and health insurance losses were $25.2 million, or 58.2% of accident and health insurance earned premiums, in 2018, compared to $21.2 million, or 54.2% of accident and health insurance earned premiums, in 2017, an increase of 4.0 percentage points, due primarily to higher incurred claims on certain health products offered by Reserve National, partially offset by lower incurred claims on supplemental products offered by KHSC. Insurance Expenses increased by $2.2 million in 2018, compared to 2017, due

Life & Health Insurance (continued)
primarily to growth in Reserve National’s book of business and, to a lesser extent, an increase in commission rate from a change in mix on Reserve National’s business.
Property Insurance
Selected financial information for the property insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Earned Premiums	$17.6	$18.2
Net Investment Income	0.5	0.3
Total Revenues	18.1	18.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	5.1	4.7
Catastrophe Losses and LAE	0.2	1.8
Prior Years:
Non-catastrophe Losses and LAE	0.9	0.2
Catastrophe Losses and LAE	0.1	0.3
Total Incurred Losses and LAE	6.3	7.0
Insurance Expenses	7.0	8.0
Operating Profit	4.8	3.5
Income Tax Expense	(1.0)	(1.2)
Total Product Line Net Operating Income	$3.8	$2.3
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	29.0%	25.9%
Current Year Catastrophe Losses and LAE Ratio	1.1	9.9
Prior Years Non-catastrophe Losses and LAE Ratio	5.1	1.1
Prior Years Catastrophe Losses and LAE Ratio	0.6	1.6
Total Incurred Loss and LAE Ratio	35.8%	38.5%
Three Months Ended March 31, 2018 Compared to the Same Period in 2017
Earned premiums on property insurance decreased by $0.6 million in 2018, compared to 2017. Incurred losses and LAE on property insurance were $6.3 million, or 35.8% of property insurance earned premiums, in 2018, compared to $7.0 million, or 38.5% of property insurance earned premiums, in 2017. Underlying losses and LAE on property insurance were $5.1 million, or 29.0% of property insurance earned premiums, in 2018, compared to $4.7 million, or 25.9% of property insurance earned premiums, in 2017, an increase of 3.1 percentage points due primarily to higher severity of claims. Catastrophe losses and LAE (excluding development) were $0.2 million in 2018, compared to $1.8 million in 2017, due primarily to a higher frequency of catastrophic events in the prior year. Unfavorable loss and LAE reserve development was $1.0 million in 2018, compared to $0.5 million in 2017.

Investment Results
Investment Income
Net Investment Income for the three months ended March 31, 2018 and 2017 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Investment Income (Loss):
Interest on Fixed Income Securities	$62.4	$60.1
Dividends on Equity Securities Excluding Alternative Investments	1.9	2.1
Alternative Investments:
Equity Method Limited Liability Investments	7.1	6.8
Fair Value Option Investments	—	1.1
Limited Liability Investments Included in Equity Securities	3.9	7.4
Total Alternative Investments	11.0	15.3
Short-term Investments	0.8	0.3
Loans to Policyholders	5.5	5.5
Real Estate	2.4	2.9
Total Investment Income	84.0	86.2
Investment Expenses:
Real Estate	2.3	2.6
Other Investment Expenses	2.5	2.0
Total Investment Expenses	4.8	4.6
Net Investment Income	$79.2	$81.6
Net Investment Income was $79.2 million and $81.6 million for the three months ended March 31, 2018 and 2017, respectively. Net Investment Income decreased by $2.4 million in 2018 due primarily to lower investment returns from and lower level of investments in Alternative Investments, partially offset by higher level of investments in fixed maturity securities.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Recognized in Condensed Consolidated Statements of Operations:
Income from Change in Fair Value of Equity Securities	$0.7	$—
Gains on Sales	4.7	10.4
Losses on Sales	(2.1)	(0.2)
Net Impairment Losses Recognized in Earnings	(0.5)	(5.0)
Net Gains on Trading Securities	—	0.3
Net Gain Recognized in Condensed Consolidated Statements of Operations	2.8	5.5
Recognized in Other Comprehensive Income (Loss)	(122.3)	28.6
Total Comprehensive Investment Gains (Losses)	$(119.5)	$34.1

Investment Results (continued)
Income from Change in Fair Value of Equity Securities
The components of Income from Change in Fair Value of Equity Securities for the three months ended March 31, 2018 were:

Three Months Ended
(Dollars in Millions)	Mar 31, 2018
Preferred Stocks	$(1.6)
Common Stocks	—
Other Equity Interests:
Exchange Traded Funds	(2.3)
Limited Liability Companies and Limited Partnerships	4.6
Total Other Equity Interests	2.3
Income from Change in Fair Value of Equity Securities	$0.7

Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Fixed Maturities:
Gains on Sales	$4.1	$1.4
Losses on Sales	(2.1)	(0.2)
Equity Securities:
Gains on Sales	0.6	8.9
Real Estate:
Gains on Sales	—	0.1
Other:
Net Gains on Trading Securities	—	0.3
Net Realized Gains on Sales of Investments	$2.6	$10.5

Gross Gains on Sales	$4.7	$10.4
Gross Losses on Sales	(2.1)	(0.2)
Net Gains on Trading Securities	—	0.3
Net Realized Gains on Sales of Investments	$2.6	$10.5

Investment Results (continued)
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
	Mar 31, 2018		Mar 31, 2017
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(0.3)	1	$(4.7)	5
Equity Securities	(0.2)	2	(0.3)	1
Net Impairment Losses Recognized in Earnings	$(0.5)		$(5.0)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2018, 90% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2018 and December 31, 2017:

		Mar 31, 2018		Dec 31, 2017
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,407.1	64.2%	$3,481.8	64.7%
2	BBB	1,346.1	25.4	1,335.2	24.8
3-4	BB, B	332.7	6.3	357.2	6.7
5-6	CCC or Lower	215.3	4.1	208.5	3.9
Total Investments in Fixed Maturities		$5,301.2	100.0%	$5,382.7	100.1%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $8.0 million and $6.9 million at March 31, 2018 and December 31, 2017, respectively.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2018 and December 31, 2017:

	Mar 31, 2018		Dec 31, 2017
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$661.8	9.9%	$556.1	8.2%
States and Political Subdivisions:
States	493.4	7.4	594.0	8.7
Political Subdivisions	135.0	2.0	171.1	2.5
Revenue Bonds	908.3	13.6	936.7	13.8
Foreign Governments	3.2	—	3.2	—
Total Investments in Governmental Fixed Maturities	$2,201.7	32.9%	$2,261.1	33.2%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2018 and December 31, 2017.

	Mar 31, 2018		Dec 31, 2017
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,089.8	16.3%	$1,168.8	17.2%
Finance, Insurance and Real Estate	838.9	12.5	780.2	11.5
Services	451.6	6.7	453.3	6.7
Transportation, Communication and Utilities	353.3	5.3	353.7	5.2
Mining	143.7	2.1	163.5	2.4
Retail Trade	134.5	2.0	102.6	1.5
Wholesale Trade	70.2	1.0	81.3	1.2
Agriculture, Forestry and Fishing	14.0	0.2	14.5	0.2
Other	3.5	0.1	3.7	0.1
Total Investments in Non-governmental Fixed Maturities	$3,099.5	46.2%	$3,121.6	46.0%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2018.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	475	$980.5
$5 -$10	140	969.7
$10 - $20	61	864.6
$20 - $30	9	220.6
Greater Than $30	2	64.1
Total	687	$3,099.5
The Company’s short-term investments primarily consist of U.S. treasury bills, , money market funds and overnight interest bearing accounts. At March 31, 2018, the Company had $60.4 million invested in U.S. treasury bills,, $111.8 million invested in money market funds which primarily invest in U.S. Treasury securities and $16.6 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at March 31, 2018:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$112.7	1.7%
Georgia	84.3	1.3
Michigan	81.6	1.2
Colorado	71.0	1.1
Louisiana	69.3	1.0
Virginia	63.1	0.9
Washington	57.3	0.9
New York	54.7	0.8
Massachusetts	49.9	0.7
Equity Securities—Other Equity Interests:
iShares® Core International Stock ETF	60.1	0.9
Total	$704.0	10.5%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, hedge funds and distressed debt. As of January 1, 2018, the Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Prior to January 1, 2018 and the Company’s adoption of ASU 2016-01, the Company’s investments in limited liability investment companies and limited partnerships were reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2018 and December 31, 2017 is presented below.

	Unfunded Commitment	Reported Value	Reported Value
Asset Class	Mar 31, 2018	Mar 31, 2018	Dec 31, 2017
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$60.2	$76.6	$73.0
Senior Debt	20.7	5.8	4.8
Distressed Debt	—	48.9	47.5
Secondary Transactions	19.0	21.0	20.6
Leveraged Buyout	—	3.3	3.3
Growth Equity	—	5.4	5.7
Other	—	7.8	6.1
Total Equity Method Limited Liability Investments	99.9	168.8	161.0
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	85.5	102.1	102.2
Senior Debt	28.4	33.2	35.5
Distressed Debt	4.4	15.1	16.6
Secondary Transactions	10.4	9.0	8.9
Hedge Fund	—	78.3	—
Leveraged Buyout	3.3	5.9	6.3
Other	8.8	3.2	33.4
Total Reported as Other Equity Interests at Fair Value	140.8	246.8	202.9
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	3.2	—
Other	0.1	29.7	—
Total Reported as Equity Securities at Modified Cost	0.1	32.9	—
Reported as Fair Value Option Investments:
Hedge Funds	—	—	77.5
Total Investments in Limited Liability Companies and Limited Partnerships	$240.8	$448.5	$441.4
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2018	Mar 31, 2017
Insurance Expenses:
Commissions	$110.3	$101.9
General Expenses	45.7	49.6
Taxes, Licenses and Fees	14.5	13.2
Total Costs Incurred	170.5	164.7
Policy Acquisition Costs:
Deferred	(96.5)	(83.5)
Amortized	85.8	75.6
Net Policy Acquisition Costs Amortized	(10.7)	(7.9)
Amortization of Insurance in Force	0.3	1.2
Insurance Expenses	160.1	158.0
Interest Expense	7.9	10.8
Other Expenses:
Loss on Cash Flow Hedge	0.2	—
Acquisition Related Transaction and Integration Costs	6.2	—
Other	14.7	8.7
Other Expenses	21.1	8.7
Interest and Other Expenses	29.0	19.5
Total Expenses	$189.1	$177.5
Insurance Expenses was $160.1 million for the three months ended March 31, 2018, compared to $158.0 million for the same period in 2017. Insurance Expenses increased by $2.1 million in 2018 due primarily to growth in business, partially offset by cost reduction initiatives.
Interest and Other Expenses was $29.0 million for the three months ended March 31, 2018, compared to $19.5 million for the same period in 2017. Interest expense decreased by $2.9 million in 2018 due primarily to lower levels of debt outstanding and a lower average effective interest rate thereon. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $12.4 million in 2018 due primarily to acquisition related transaction and integration costs and higher employee compensation.
Income Taxes
The federal corporate income tax rate was 21% for the three months ended March 31, 2018, compared to 35% for the same period in 2017. The Company’s effective income tax rate from continuing operations differs from the federal corporate income tax rate due primarily to the effects of tax-exempt investment income, dividends received deductions and a permanent difference between the amount of long-term equity-based equity compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income. Tax-exempt investment income and dividends received deductions collectively were $4.8 million for the three months ended March 31, 2018, compared to $6.9 million for the same period in 2017. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $2.2 million lower than the amount that would be deductible under the Internal Revenue Code for the three months ended March 31, 2018.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to April 1, 2018. Other than the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements, the impact of adopting new accounting guidance was not material. With the possible exceptions of ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after March 31, 2018 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Long-term Debt
The Company has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of March 31, 2018. The Company initially issued $250 million of the 2025 Senior Notes in February of 2015. In June of 2017, Kemper issued an additional $200 million of its 2025 Senior Notes. The proceeds of the additional issuance were $200.2 million, net of discount and transaction costs, for an effective yield of 4.16%. The additional notes are fungible with the initial notes issued, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the additional issuances for general corporate purposes. During the fourth quarter of 2016, in anticipation of a debt issuance in 2017, the Company entered into a derivative transaction to hedge changes in the benchmark U.S. Treasury. Amortization of the effective portion of this hedging arrangement effectively increases the yield on the additional issuance of 2025 Senior Notes from 4.16% to 4.42%.
See Note 4, “Debt,” to the Condensed Consolidated Financial Statements.
Short-term Debt
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. The advances, which mature in one year or less, were made in connection with the start-up of the Company’s collateralized investment borrowing program. In connection with the advances, United Insurance pledged U.S. Government Agency securities with a fair value of $17.7 million at March 31, 2018. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheet at March 31, 2018 includes $10.0 million related to these advances. There were no advances from the FHLB of Chicago as of December 31, 2017. There were no advances from the FHLB of Dallas outstanding at either March 31, 2018 or December 31, 2017. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock. Total holdings of FHLB of Chicago stock were $0.4 million at March 31, 2018 and December 31, 2017. Total holdings of FHLB of Dallas stock were $3.3 million at March 31, 2018 and December 31, 2017.
Kemper has a $225.0 million, unsecured, revolving credit agreement expiring June 2, 2020. There were no outstanding borrowings at March 31, 2018 or December 31, 2017 under the credit agreement.
See Note 4, “Debt,” to the Condensed Consolidated Financial Statements.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid no dividends to Kemper during the first three months of 2018. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $201.0 million in dividends to Kemper during the remainder of 2018 without prior regulatory approval.

Agreement to Acquire Infinity
On February 13, 2018, Kemper and Infinity announced that they have entered into the Infinity Merger Agreement under which Kemper will acquire Infinity in a cash and stock transaction. The Infinity Merger is expected to close in the third quarter of 2018, subject to the satisfaction or waiver of applicable closing conditions, including the approval of shareholders of both companies and receipt of required regulatory clearances and approvals. If approved and consummated, Kemper expects to fund the cash portion of the consideration with a combination of cash on hand and other internal resources. While no additional financing resources are needed to consummate the Infinity Merger, Kemper is exploring issuing an institutional term loan prior to the closing of the Infinity Merger in order to optimize its liquidity position. See Item 1A., “Risk Factors,” of Part I of the 2017 Annual Report, Note 14, “Proposed Acquisition of Infinity Property and Casualty Corporation,” to the Consolidated Financial Statements and our related filings on Form S-4, Form S-4/A and Form 8-K and subsequent filings with the SEC for additional information.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first quarter of 2018. Dividends and dividend equivalents paid were $12.5 million for the three months ended March 31, 2018.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $184.4 million at March 31, 2018, compared to $197.3 million at December 31, 2017.
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
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. The Company expects that it will take several years to complete the initial outreach process.
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
Net Cash Provided by Operating Activities was $74.0 million for the three months ended March 31, 2018, compared to $48.3 million for the same period in 2017.
Net Cash Used by Financing Activities was $2.3 million for the three months ended March 31, 2018, compared to $11.3 million for the same period in 2017. Kemper used $12.5 million of cash to pay dividends for the three months ended March 31, 2018, compared to $12.3 million of cash used to pay dividends in the same period of 2017. The quarterly dividend rate was $0.24 per common share for the first quarter of 2018 and each quarter of 2017. Net proceeds from FHLB advances as part of the Company’s collateralized investing borrowing program provided $10.0 million of cash for the three months ended March 31, 2018.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $2.0 million for the three months ended March 31, 2018, compared to Net Cash Used by Investing Activities of $32.7 million for the same period in 2017. Short-term investments investing activities provided $47.2 million of cash for the three months ended March 31, 2018, compared to $29.3 million for the same period in 2017. Fixed Maturities investing activities used net cash of $10.8 million for the three months ended March 31, 2018, compared to $86.8 million for the same period in 2017. Equity Securities investing activities used net cash of $18.7 million for the three months ended March 31, 2018, compared to $5.6 million for the same period in 2017. Equity Method Limited Liability Investments investing activities used net cash of $1.9 million for the three months ended March 31, 2018, compared to net cash provided of $20.2 million for the same period in 2017. No cash was provided or used by Fair Value Option Investments investing activities for the three months ended March 31, 2018, compared to net cash provided of $22.0 million for the same period in 2017. Net cash used for the acquisition and development of software was $22.1 million for the three months ended March 31, 2018, compared to $10.0 million for the same period in 2017.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations. The Company’s critical accounting policies are described in the MD&A included in the 2017 Annual Report. There has been no material changes to the information disclosed in the 2017 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies except for the classification and measurement of equity investments as discussed further below.
Equity Investments
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, money market mutual funds and limited liability companies and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded at fair value on the Consolidated Balance Sheet with changes in fair value reported as Income (Loss) from Change in Fair Value of Equity Securities. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment of the same issuer on the Consolidated Balance Sheet as Equity Securities at Modified Cost. Changes in carrying value of Modified Cost investments due to observable price changes are recorded as Income (Loss) from Change in Fair Value of Equity Securities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2017 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.

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
Item 1A. Risk Factors
There were no significant changes in the risk factors included in Item 1A. of Part I of the 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. As of March 31, 2018, the remaining share repurchase authorization was $243.7 million under the repurchase program. The Company did not repurchase any shares during the three months ended March 31, 2018.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of February 13, 2018, by and among Kemper Corporation, Vulcan Sub, Inc. and Infinity Property and Casualty Corporation.*	8-K	001-18298	2.1	February 14, 2018
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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
* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	April 30, 2018	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2018	/S/ JAMES J. MCKINNEY
James J. McKinney
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2018	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)