Form 10-Q
period 2018-09-30
KEMPER Corp
filed 2018-11-05
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2018
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission file number 001-18298
______________________________________________________
 Kemper Corporation
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Randolph Street, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 661-4600
(Registrant’s telephone number, including area code)

One East Wacker Drive, Chicago, Illinois
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
64,747,142 shares of common stock, $0.10 par value, were outstanding as of October 29, 2018.

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

•
Increased costs and risks related to cybersecurity and information technology, including, but not limited to, identity theft, data breaches and system disruptions affecting services and actions taken to minimize the risks thereof; and

Other risks and uncertainties described from time to time in Kemper’s filings with the SEC
Kemper cannot provide any assurances that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this Quarterly Report on Form 10-Q. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Revenues:
Earned Premiums	$2,320.8	$1,744.1	$1,052.9	$598.2
Net Investment Income	249.6	244.6	92.0	85.9
Other Income	40.2	2.9	37.8	1.0
Income from Change in Fair Value of Equity Securities	12.1	—	11.0	—
Net Realized Gains on Sales of Investments	10.0	45.0	3.6	8.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(2.3)	(10.7)	(1.8)	(2.9)
Portion of Losses Recognized in Other Comprehensive Income	—	0.2	—	—
Net Impairment Losses Recognized in Earnings	(2.3)	(10.5)	(1.8)	(2.9)
Total Revenues	2,630.4	2,026.1	1,195.5	690.3

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,693.7	1,364.9	757.3	440.1
Insurance Expenses	627.3	485.2	296.0	163.7
Interest and Other Expenses	116.4	59.1	61.7	18.2
Total Expenses	2,437.4	1,909.2	1,115.0	622.0
Income from Continuing Operations before Income Taxes	193.0	116.9	80.5	68.3
Income Tax Benefit (Expense)	(9.6)	(32.9)	11.8	(20.5)
Income from Continuing Operations	183.4	84.0	92.3	47.8
Income (Loss) from Discontinued Operations	0.2	—	(0.1)	(0.1)
Net Income	$183.6	$84.0	$92.2	$47.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$3.26	$1.63	$1.42	$0.92
Diluted	$3.23	$1.62	$1.40	$0.92
Net Income Per Unrestricted Share:
Basic	$3.26	$1.63	$1.42	$0.92
Diluted	$3.23	$1.62	$1.40	$0.92
Dividends Paid to Shareholders Per Share	$0.72	$0.72	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net Income	$183.6	$84.0	$92.2	$47.7

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(232.1)	82.8	(49.9)	15.6
Foreign Currency Translation Adjustments	0.3	0.9	—	0.1
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	0.8	(0.4)	0.2	(0.1)
Gain (Loss) on Cash Flow Hedges	1.1	(6.6)	0.9	(0.1)
Other Comprehensive Income (Loss) Before Income Taxes	(229.9)	76.7	(48.8)	15.5
Other Comprehensive Income Tax Benefit (Expense)	48.3	(27.3)	10.2	(5.7)
Other Comprehensive Income (Loss)	(181.6)	49.4	(38.6)	9.8
Total Comprehensive Income	$2.0	$133.4	$53.6	$57.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2018	Dec 31, 2017
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2018 - $5,972.4; 2017 - $5,021.6)	$6,108.6	$5,382.7
Equity Securities at Fair Value	815.8	526.0
Equity Securities at Modified Cost	50.9	—
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	170.0	161.0
Fair Value Option Investments	—	77.5
Short-term Investments at Cost which Approximates Fair Value	688.5	235.5
Other Investments	412.8	422.2
Total Investments	8,246.6	6,804.9
Cash	92.8	45.7
Receivables from Policyholders	1,029.9	366.0
Other Receivables	243.1	194.3
Deferred Policy Acquisition Costs	447.4	365.3
Goodwill	1,091.2	323.0
Current Income Tax Assets	58.1	6.1
Other Assets	563.5	270.9
Total Assets	$11,772.6	$8,376.2
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,551.4	$3,521.0
Property and Casualty	1,819.1	1,016.8
Total Insurance Reserves	5,370.5	4,537.8
Unearned Premiums	1,470.9	653.9
Deferred Income Tax Liabilities	40.4	14.8
Liabilities for Unrecognized Tax Benefits	4.5	8.1
Debt, Current and Non-current, at Amortized Cost (Fair Value: 2018 - $1,127.7; 2017 - $614.6)	1,123.7	592.3
Accrued Expenses and Other Liabilities	698.8	453.7
Total Liabilities	8,708.8	6,260.6
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 64,737,807 Shares Issued and Outstanding at September 30, 2018 and 51,462,405 Shares Issued and Outstanding at December 31, 2017	6.5	5.1
Paid-in Capital	1,661.3	673.1
Retained Earnings	1,365.1	1,243.0
Accumulated Other Comprehensive Income	30.9	194.4
Total Shareholders’ Equity	3,063.8	2,115.6
Total Liabilities and Shareholders’ Equity	$11,772.6	$8,376.2
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2018	Sep 30, 2017
Operating Activities:
Net Income	$183.6	$84.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of Intangible Assets Acquired	106.1	3.9
Equity in Earnings of Equity Method Limited Liability Investments	(8.1)	(21.9)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	9.2	15.9
Decrease (Increase) in Value of Fair Value Option Investments Reported in Investment Income	—	(0.9)
Decrease (Increase) in Value of Equity Securities at Fair Value	(12.1)	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	6.9	12.8
Net Realized Gains on Sales of Investments	(10.0)	(45.0)
Net Impairment Losses Recognized in Earnings	2.3	10.5
Depreciation of Property and Equipment	12.2	9.8
Increase in Receivables	(102.3)	(27.2)
Increase in Deferred Policy Acquisition Costs	(82.1)	(29.6)
Increase in Insurance Reserves	131.8	71.4
Increase in Unearned Premiums	102.3	53.3
Change in Income Taxes	4.6	27.4
Change in Accrued Expenses and Other Liabilities	(10.5)	(1.5)
Other, Net	11.4	1.6
Net Cash Provided by Operating Activities	345.3	164.5
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	2,133.7	367.7
Purchases of Fixed Maturities	(1,520.7)	(401.8)
Sales of Equity Securities	186.6	230.3
Purchases of Equity Securities	(344.3)	(233.5)
Return of Investment of Equity Method Limited Liability Investments	7.3	36.3
Acquisitions of Equity Method Limited Liability Investments	(17.4)	(14.5)
Sales of Fair Value Option Investments	—	42.2
Purchases of Fair Value Option Investments	—	(7.0)
Decrease (Increase) in Short-term Investments	(351.6)	40.4
Improvements of Investment Real Estate	(1.0)	(1.3)
Sales of Investment Real Estate	—	26.2
Increase (Decrease) in Other Investments	0.6	(1.3)
Acquisition and Development of Software	(53.9)	(28.8)
Acquisition of Business, Net of Cash Acquired	(560.6)	—
Other, Net	4.6	(4.4)
Net Cash Provided (Used) by Investing Activities	(516.7)	50.5
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	249.0	200.2
Repayment of Long-term Debt	—	(360.0)
Dividends and Dividend Equivalents Paid	(40.7)	(37.1)
Proceeds from Advances from FHLB	10.0	—
Cash Exercise of Stock Options	0.7	3.7
Other, Net	(0.5)	0.1
Net Cash Provided (Used) by Financing Activities	218.5	(193.1)
Increase in Cash	47.1	21.9
Cash, Beginning of Year	45.7	115.7
Cash, End of Period	$92.8	$137.6
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC and include the accounts of Kemper Corporation and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated.
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
The Company applied the modified retrospective transition method, except for the provisions regarding equity investments without readily determinable fair values, which were applied on a prospective basis, with no impact on the Company’s Total Shareholders’ Equity. The Company recognized a $17.7 million increase to Retained Earnings, and a corresponding reduction to Accumulated Other Comprehensive Income (“AOCI”), as of January 1, 2018, which represents the accumulated net unrealized gains on Equity Securities at Fair Value immediately prior to the adoption of ASU 2016-01. The Company has recorded equity investments without readily-determinable fair values under the caption Equity Securities at Modified Cost in the Condensed Consolidated Balance Sheets. As a result of adopting ASU 2016-01, the Company revised its accounting policy as of January 1, 2018 and no longer classifies equity investments as available-for-sale or trading securities. Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Condensed Consolidated Balance Sheet at September 30, 2018 with changes in fair value recorded as Income from Change in Fair Value of Equity Securities in the Condensed Consolidated Statement of Income for the nine and three months ended September 30, 2018. The Company anticipates ASU 2016-01 will result in increased volatility within the Condensed Consolidated Statements of Income in future periods.
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
In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. ASU 2018-12 is effective for fiscal years beginning after December 15, 2020, including interim periods therein. The amendments in ASU 2018-12 are intended to improve measurement of the liability for future policy benefits related to nonparticipating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs, and enhance presentation and disclosures. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to October 1, 2018. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2018 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to Accounting for Long-Duration Contracts, the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after September 30, 2018 to have a material impact on the Company’s financial statements and/or disclosures.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Acquisition of Business
Acquisition of Infinity Property and Casualty Corporation
On July 2, 2018, Kemper acquired 100% of the outstanding common stock of Infinity Property and Casualty Corporation (“Infinity”), pursuant to the terms of the merger agreement dated February 13, 2018, with total cash, stock and equity-based compensation consideration paid to Infinity shareholders of approximately $1.5 billion. In conjunction with closing the acquisition, Kemper issued 13,184,107 shares, with an aggregate fair value of $982.5 million based on Kemper’s July 2, 2018 stock price of $74.53 per share, and paid $564.6 million in cash consideration to Infinity’s shareholders. In addition, Kemper issued 44,010 restricted units under Kemper’s equity-based compensation plan to replace Infinity restricted shares that were outstanding immediately prior to the closing. The aggregate fair value of such Kemper restricted units granted was $3.3 million at July 2, 2018, of which $1.6 million is attributed to service provided prior to the closing and included in consideration paid. The remaining amount of $1.7 million is attributed to future service and will be recognized in compensation expense primarily over a period of two years. The cash consideration was funded by cash on hand as of July 2, 2018, inclusive of $250.0 million in borrowings under the Company’s delayed draw term loan facility and $110.0 million of Kemper subsidiary borrowings from the FHLB of Dallas and FHLB of Chicago. On July 13, 2018, Kemper subsidiaries repaid in full the $110.0 million of FHLB borrowings, plus accrued interest. See Note 5, Debt for additional information. Infinity is a national provider of auto insurance focused on serving the specialty, nonstandard segment. With approximately 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest nonstandard auto insurers in the United States.
The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed, including, but not limited to, receivables, intangible assets, unearned premium reserves, certain tax-related balances and certain other asset and liabilities. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would also likely impact the Company’s allocation of the purchase price to Goodwill. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, changes if any, to the preliminary estimates and allocation will be reported in the Company’s financial statements as an adjustment to the opening balance sheet. Based on the Company’s preliminary allocation of the purchase price, the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$1,569.3
Short Term Investments	98.8
Cash	4.0
Receivables from Policyholders	582.3
Other Receivables	31.9
Value of Intangible Assets Acquired (Reported in Other Assets)	262.7
Goodwill	768.2
Other Assets	102.1
Property and Casualty Insurance Reserves	(701.4)
Unearned Premiums	(714.6)
Debt	(282.1)
Current Income Tax Liabilities	(1.8)
Deferred Income Tax Liabilities	(12.2)
Accrued Expenses and Other Liabilities	(158.5)
Total Purchase Price	1,548.7
Unaudited Pro Forma Results
The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Infinity occurred on January 1, 2017. The adjustments to arrive at the pro forma information below included adjustments for the lost investment income on the cash used to fund the acquisition, amortization of the fair value adjustment on Infinity investments, amortization of the acquired intangible assets, interest expense on debt incurred to finance the acquisition and the exclusion of

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Acquisition of Business (continued)
certain acquisition related costs considered to be non-recurring in nature. Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund the acquisition.

	Nine Months Ended		Three Months Ended
(Dollars in millions, except per share amounts)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Total Revenues	$3,375.2	$3,080.3	$1,194.9	$1,044.4
Total Expenses	3,065.7	2,995.8	1,044.4	966.6
Income from Continuing Operations before Income Taxes	309.5	84.5	150.5	77.8
Net Income	$275.5	$54.8	$147.5	$53.0

Net Income Per Unrestricted Share:
Basic	$4.26	$0.85	$2.28	$0.82
Diluted	$4.23	$0.85	$2.26	$0.82

The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction in fact occurred at the beginning of the periods presented, nor does the information project results for any future period. The pro forma information does not include the impact of any future cost savings or synergies that may be achieved as a result of the acquisition.
Note 3 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2018 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$876.5	$10.8	$(28.4)	$858.9
States and Political Subdivisions	1,485.6	62.5	(14.6)	1,533.5
Foreign Governments	6.2	—	(0.5)	5.7
Corporate Securities:
Bonds and Notes	3,118.9	145.5	(41.9)	3,222.5
Collateralized Loan Obligations	470.2	2.9	(1.0)	472.1
Other Mortgage- and Asset-backed	15.0	1.0	(0.1)	15.9
Investments in Fixed Maturities	$5,972.4	$222.7	$(86.5)	$6,108.6
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2017 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$542.7	$19.6	$(6.2)	$556.1
States and Political Subdivisions	1,595.5	108.6	(2.3)	1,701.8
Foreign Governments	3.0	0.2	—	3.2
Corporate Securities:
Bonds and Notes	2,745.8	245.8	(11.0)	2,980.6
Redeemable Preferred Stocks	0.1	—	—	0.1
Collateralized Loan Obligations	134.1	5.7	—	139.8
Other Mortgage- and Asset-backed	0.4	0.7	—	1.1
Investments in Fixed Maturities	$5,021.6	$380.6	$(19.5)	$5,382.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Other Receivables included $16.9 million unsettled sales of Investments in Fixed Maturities at September 30, 2018, compared to no unsettled sales of Investments in Fixed Maturities at December 31, 2017. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $105.8 million and $5.4 million at September 30, 2018 and December 31, 2017, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2018 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$154.0	$156.0
Due after One Year to Five Years	1,087.6	1,094.9
Due after Five Years to Ten Years	1,717.7	1,735.8
Due after Ten Years	1,884.4	2,006.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,128.7	1,115.7
Investments in Fixed Maturities	$5,972.4	$6,108.6
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2018 consisted of securities issued by the Government National Mortgage Association with a fair value of $615.6 million, securities issued by the Federal National Mortgage Association with a fair value of $8.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $3.2 million and securities of other non-governmental issuers with a fair value of $488.0 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2018 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$594.0	$(20.0)	$56.5	$(8.4)	$650.5	$(28.4)
States and Political Subdivisions	486.4	(14.6)	—	—	486.4	(14.6)
Foreign Governments	4.8	(0.5)	—	—	4.8	(0.5)
Corporate Securities:
Bonds and Notes	1,237.5	(32.2)	302.3	(9.7)	1,539.8	(41.9)
Collateralized Loan Obligations	204.6	(1.0)	—	—	204.6	(1.0)
Other Mortgage- and Asset-backed	7.5	(0.1)	—	—	7.5	(0.1)
Total Fixed Maturities	2,534.8	(68.4)	358.8	(18.1)	2,893.6	(86.5)
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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2018, were $86.5 million, of which $18.1 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at September 30, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at September 30, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $77.3 million and below-investment-grade fixed maturity investments comprised $9.2 million of the unrealized losses on investments in fixed maturities

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
at September 30, 2018. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4% of the amortized cost basis of the investment. At September 30, 2018, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at September 30, 2018 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.6	$1.4	$1.6	$2.4
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	—	1.2	—	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(0.5)	—	(0.5)	—
Reductions for Investments Sold During Period	—	(0.3)	—	(0.1)
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$1.1	$2.3	$1.1	$2.3
Equity Securities
Investments in Equity Securities at Fair Value were $815.8 million and $526.0 million at September 30, 2018 and December 31, 2017, respectively. Net unrealized gains arising during the nine months ended September 30, 2018 and recognized in earnings, related to such investments still held as of September 30, 2018, were $12.4 million.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an other-than-temporary impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases or decreases in the carrying value due to observable transactions. The Company recognized an impairment of $1.8 million on Equity Securities at Modified Cost for the nine months ended September 30, 2018 as a result of the Company’s qualitative impairment analysis. Impairments of $1.6 million were recognized during the three months ended September 30, 2018. The Company has recognized no cumulative increases in the carrying value due to observable transactions, no cumulative decreases in the carrying value due to observable transactions and $1.8 million of cumulative impairments on Equity Securities at Modified Cost held as of September 30, 2018.
There were no unsettled sales of Investments in Equity Securities at September 30, 2018 and December 31, 2017. There were no unsettled purchases of Investments in Equity Securities at September 30, 2018 and December 31, 2017.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at September 30, 2018 is limited to the total carrying value of $170.0 million. In addition, the Company had outstanding commitments totaling approximately $96.4 million to fund Equity Method Limited Liability Investments at September 30, 2018.
Other Investments
The carrying values of the Company’s Other Investments at September 30, 2018 and December 31, 2017 were:

(Dollars in Millions)	Sep 30, 2018	Dec 31, 2017
Loans to Policyholders at Unpaid Principal	$298.0	$298.6
Real Estate at Depreciated Cost	114.8	116.8
Trading Securities at Fair Value	—	6.7
Other	—	0.1
Total	$412.8	$422.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2018 and 2017 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Investment Income:
Interest on Fixed Income Securities	$197.4	$184.0	$70.6	$61.8
Dividends on Equity Securities Excluding Alternative Investments	7.0	7.0	2.5	2.6
Alternative Investments:
Equity Method Limited Liability Investments	8.1	21.9	(0.4)	11.1
Fair Value Option Investments	—	1.0	—	0.5
Limited Liability Investments Included in Equity Securities	22.8	18.7	13.7	5.9
Total Alternative Investments	30.9	41.6	13.3	17.5
Short-term Investments	4.3	1.0	2.3	0.5
Loans to Policyholders	16.5	15.7	5.5	4.9
Real Estate	7.2	8.3	2.4	2.6
Other	0.6	0.2	0.2	0.1
Total Investment Income	263.9	257.8	96.8	90.0
Investment Expenses:
Real Estate	7.5	7.7	2.6	2.6
Other Investment Expenses	6.8	5.5	2.2	1.5
Total Investment Expenses	14.3	13.2	4.8	4.1
Net Investment Income	$249.6	$244.6	$92.0	$85.9
Gross gains and losses on sales of investments in fixed maturities for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Fixed Maturities:
Gains on Sales	$11.2	$7.3	$5.9	$2.4
Losses on Sales	(6.5)	(0.4)	(2.5)	—

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2018 and 2017 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,016.8	$931.4
Less Reinsurance and Indemnification Recoverables at Beginning of Year	53.1	50.2
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	963.7	881.2
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	682.9	—
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	1,412.7	1,072.0
Prior Years:
Continuing Operations	(1.2)	19.7
Discontinued Operations	(0.5)	—
Total Incurred Losses and LAE Related to Prior Years	(1.7)	19.7
Total Incurred Losses and LAE	1,411.0	1,091.7
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	770.9	600.7
Prior Years:
Continuing Operations	533.1	443.6
Discontinued Operations	2.2	3.0
Total Paid Losses and LAE Related to Prior Years	535.3	446.6
Total Paid Losses and LAE	1,306.2	1,047.3
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	1,751.4	925.6
Plus Reinsurance Recoverables at End of Period	67.7	42.9
Property and Casualty Insurance Reserves - Gross of Reinsurance and Indemnification at End of Period	$1,819.1	$968.5
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
For the nine months ended September 30, 2018, the Company decreased its property and casualty insurance reserves by $1.7 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $0.1 million, and commercial lines insurance loss and LAE reserves developed favorably by $1.8 million. Personal automobile insurance loss and LAE reserves developed favorably by $0.5 million due primarily to the emergence of loss patterns that were more favorable than expected for both physical damage and liability insurance for the 2017 accident year, partially offset by the emergence of less favorable loss patterns than expected for both physical damage and liability insurance lines for the 2016 and prior accident years. Homeowners insurance loss and LAE reserves developed adversely by $3.6 million due primarily to the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 and 2015 accident years, partially offset by favorable development on catastrophes primarily related to the 2017 accident year. Other personal lines loss and LAE reserves developed favorably by $2.9 million due primarily to the emergence of more favorable loss patterns than expected for the 2016 and 2015 accident years. Commercial lines insurance

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)
loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2015 and 2014 accident years.
For the nine months ended September 30, 2017, the Company increased its property and casualty insurance reserves by $19.7 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed adversely by $17.7 million, and commercial lines insurance loss and LAE reserves developed adversely by $2.0 million. Personal automobile insurance loss and LAE reserves developed adversely by $18.1 million due primarily to the emergence of loss patterns that were worse than expected for both the physical damage and liability insurance for the 2016 accident year. Homeowners insurance loss and LAE reserves developed favorably by $0.1 million due primarily to favorable development on catastrophes of $3.2 million related to the 2016 and 2015 accident years, partially offset by the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year. Other personal lines loss and LAE reserves developed favorably by $0.3 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014 and 2013 accident years, partially offset by the emergence of worse than expected loss patterns for the 2016 accident year. Commercial lines insurance loss and LAE reserves developed adversely due primarily to the emergence of loss patterns that were worse than expected for the 2015 accident year.
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
Note 5 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility includes a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase either the revolving credit or term loan borrowing capacity by $100.0 million. On June 29, 2018, the Company borrowed $250.0 million on the delayed draw term loan facility to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. There were no outstanding borrowings at September 30, 2018 and December 31, 2017 under the revolving credit agreement.
Infinity Debt
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.0% Senior Notes due September 19, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at September 30, 2018 and December 31, 2017 was:

(Dollars in Millions)	Sep 30, 2018	Dec 31, 2017
4.35% Senior Notes due February 15, 2025	$448.4	$448.1
5.0% Senior Notes due September 19, 2022	281.7	—
7.375% Subordinated Debentures due February 27, 2054	144.2	144.2
Term Loan due June 29, 2020	249.4	—
Total Long-term Debt Outstanding	$1,123.7	$592.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
Short-term Debt
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock. Total holdings of FHLB of Chicago stock were $0.8 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively. Total holdings of FHLB of Dallas stock were $3.3 million at September 30, 2018 and December 31, 2017.
In June of 2018, United Insurance received advances of $55.0 million from the FHLB of Chicago and Trinity received advances of $55.0 million from the FHLB of Dallas. The advances, which were repaid in full on July 13, 2018, were made to facilitate the funding of the acquisition of Infinity. There were no advances from the FHLB of Chicago or the FHLB of Dallas outstanding at September 30, 2018.
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. The advances, which mature in one year or less, were made in connection with the start-up of the Company’s collateralized investment borrowing program. In connection with the advances, United Insurance pledged U.S. Government Agency securities with a fair value of $15.9 million at September 30, 2018. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheet at September 30, 2018 includes $10.0 million related to these advances.
There were no advances from the FHLB of Chicago or the FHLB of Dallas outstanding at December 31, 2017.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $29.3 million and $13.4 million for the nine and three months ended September 30, 2018, respectively. Interest paid, including facility fees, was $35.0 million and $19.7 million for the nine and three months ended September 30, 2018, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $26.9 million and $7.8 million for the nine and three months ended September 30, 2017, respectively. Interest paid, including facility fees, was $31.8 million and $12.7 million for the nine and three months ended September 30, 2017, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Income from Continuing Operations Per Unrestricted Share
Prior to January 1, 2018, the Company’s awards of restricted stock contained rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Prior to January 1, 2018, the Company’s awards of restricted stock units and deferred stock units also contained rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the nine and three months ended September 30, 2018 and 2017 is presented below.

	Nine Months Ended		Three Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
(Dollars in Millions)
Income from Continuing Operations	$183.4	$84.0	$92.3	$47.8
Less Income from Continuing Operations Attributed to Participating Awards	1.0	0.6	0.4	0.4
Income from Continuing Operations Attributed to Unrestricted Shares	182.4	83.4	91.9	47.4
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$182.4	$83.4	$91.9	$47.4
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	55,925.7	51,308.7	64,580.4	51,366.8
Equity-based Compensation Equivalent Shares	569.8	171.6	769.1	199.6
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	56,495.5	51,480.3	65,349.5	51,566.4
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$3.26	$1.63	$1.42	$0.92
Diluted Income from Continuing Operations Per Unrestricted Share	$3.23	$1.62	$1.40	$0.92
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2018 and 2017, because the effect of inclusion would be anti-dilutive, is presented below.

	Nine Months Ended		Three Months Ended
(Number of Shares in Thousands)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Equity-based Compensation Equivalent Shares	293.7	459.7	47.2	382.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	293.7	459.7	47.2	382.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(224.4)	$110.5	$(43.4)	$19.2
Reclassification Adjustment for Amounts Included in Net Income	(7.7)	(27.7)	(6.5)	(3.6)
Unrealized Holding Gains (Losses)	(232.1)	82.8	(49.9)	15.6
Foreign Currency Translation Adjustments	0.3	0.9	—	0.1
Net Unrecognized Postretirement Benefit Costs	0.8	(0.4)	0.2	(0.1)
Gain (Loss) on Cash Flow Hedges During the Period Before Reclassification Adjustment	0.8	(7.9)	0.9	(0.3)
Reclassification Adjustment for Amounts Included in Net Income	0.3	1.3	—	0.2
Gain (Loss) on Cash Flow Hedges	1.1	(6.6)	0.9	(0.1)
Other Comprehensive Income (Loss) Before Income Taxes	$(229.9)	$76.7	$(48.8)	$15.5
The components of Other Comprehensive Income Tax Benefit (Expense) for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$47.2	$(39.1)	$9.2	$(7.0)
Reclassification Adjustment for Amounts Included in Net Income	1.6	9.7	1.3	1.3
Unrealized Holding Gains	48.8	(29.4)	10.5	(5.7)
Foreign Currency Translation Adjustments	(0.1)	(0.4)	—	(0.1)
Net Unrecognized Postretirement Benefit Costs	(0.1)	0.2	—	0.1
Gain and Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	(0.2)	2.7	(0.2)	—
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	(0.4)	(0.1)	—
Gain and Loss on Cash Flow Hedges	(0.3)	2.3	(0.3)	—
Other Comprehensive Income Tax Benefit (Expense)	$48.3	$(27.3)	$10.2	$(5.7)
The components of AOCI at September 30, 2018 and December 31, 2017 were:

(Dollars in Millions)	Sep 30, 2018	Dec 31, 2017
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$—	$0.2
Other Net Unrealized Gains on Investments	122.6	269.5
Foreign Currency Translation Adjustments, Net of Income Taxes	—	0.2
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(88.5)	(72.2)
Loss on Cash Flow Hedges, Net of Income Taxes	(3.2)	(3.3)
Accumulated Other Comprehensive Income	$30.9	$194.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2018 and 2017:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$10.0	$38.2	$8.3	$6.5
Net Impairment Losses Recognized in Earnings	(2.3)	(10.5)	(1.8)	(2.9)
Total Before Income Taxes	7.7	27.7	6.5	3.6
Income Tax Expense	(1.6)	(9.7)	(1.3)	(1.3)
Reclassification from AOCI, Net of Income Taxes	6.1	18.0	5.2	2.3
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(0.8)	0.4	(0.2)	0.1
Income Tax Benefit	0.1	(0.2)	—	(0.1)
Reclassification from AOCI, Net of Income Taxes	(0.7)	0.2	(0.2)	—
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.3)	(1.3)	(0.2)	(0.2)
Income Tax Benefit	0.1	0.4	0.1	—
Reclassification from AOCI, Net of Income Taxes	(0.2)	(0.9)	(0.1)	(0.2)
Total Reclassification from AOCI to Net Income	$5.2	$17.3	$4.9	$2.1
Note 8 - Changes in Shareholders’ Equity
Changes in Shareholders’ Equity for the nine months ended September 30, 2018 were:

(Dollars in Millions, Except Per Share Amounts)	Total Shareholders’ Equity
Shareholders’ Equity at Beginning of Year	$2,115.6
Net Income	183.6
Other Comprehensive Income (Loss)	(181.6)
Total Comprehensive Income	2.0
Cash Dividends and Dividend Equivalents to Shareholders ($0.24 per share)	(40.7)
Common Stock Issued	978.5
Equity-based Compensation Cost	13.5
Equity-based Awards, Net of Shares Exchanged	(5.1)
Shareholders’ Equity at End of Period	$3,063.8
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
Effective January 1, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides companies the option to reclassify tax effects stranded in AOCI, as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The Company elected to reclassify tax effects stranded in AOCI and recognized a decrease to Retained Earnings and a corresponding increase to AOCI of

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Changes in Shareholders’ Equity (continued)
$35.9 million as of January 1, 2018. The adoption of ASU 2018-02 had no impact on Total Shareholders’ Equity. See Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information.
Note 9 - Income Taxes
On December 22, 2017, Public Law 115-97, more commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted and included numerous changes to existing federal income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded certain provisional amounts for estimated income tax effects of the Tax Act on deferred income taxes.
In the third quarter of 2018, the Company finalized certain effects of the Tax Act on deferred income taxes, which were previously recorded as provisional amounts under SAB 118, based on additional information received from third parties and the completion of additional actuarial computations which impacted tax elections made for the 2017 and earlier tax years. As a result, the Company recorded a tax benefit of $26.0 million for the nine and three months ended September 30, 2018. The tax benefit recognized includes the estimated benefit of elections to reset the interest rates used to discount and compute the tax-basis of reserves on certain post-1987 life insurance contracts reported in the Company's 2014 through 2017 income tax returns. Final determination of the effects of the Tax Act on deferred income taxes, aside from the items noted above, continues to require additional information and detailed computations, the Company expects to complete its determination of the effect of the Tax Act on its deferred income tax assets and liabilities during the fourth quarter of 2018.
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2013. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
Liabilities for Unrecognized Tax Benefits at September 30, 2018 and December 31, 2017 include $3.8 million and $7.6 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Liabilities for Unrecognized Tax Benefits included accrued interest of $0.7 million and $0.5 million at September 30, 2018 and December 31, 2017, respectively.
Income taxes paid, net of refunds received, were $10.2 million for the nine months ended September 30, 2018. Income taxes paid, net of refunds received, were $5.5 million for the nine months ended September 30, 2017.
Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 9,000 participants and beneficiaries, of which 1,600 are active employees. The Pension Plan is closed to employees newly-hired after January 1, 2006. On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. The components of Pension Benefit for the Pension Plan for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Service Cost	$—	$—	$—	$—
Interest Cost on Projected Benefit Obligation	15.2	15.4	5.0	5.1
Expected Return on Plan Assets	(21.7)	(23.2)	(7.3)	(7.7)
Amortization of Accumulated Net Unrecognized Pension Costs	3.2	2.0	1.1	0.7
Total Pension Benefit Recognized	$(3.3)	$(5.8)	$(1.2)	$(1.9)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
The Company sponsors two other postretirement benefit (“OPEB”) plans that provide medical, dental and/or life insurance benefits to approximately 600 retired and 600 active employees (the “OPEB Plan”). The components of OPEB Benefit for the OPEB Plan for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Service Cost	$0.1	$0.1	—	—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.3	0.1	0.1
Amortization of Prior Service Credit	(1.4)	(1.0)	(0.5)	(0.3)
Amortization of Accumulated Net Unrecognized Gain	(1.0)	(1.4)	(0.3)	(0.5)
Total OPEB Benefit Recognized	$(2.0)	$(2.0)	$(0.7)	$(0.7)
The non-service cost component of the Pension Plan and OPEB Plan is presented within the Interest and Other Expenses line item in the Condensed Consolidated Statement of Income.
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
Earned Premiums by product line for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Personal Automobile	$1,554.0	$1,012.8	$766.7	$353.0
Homeowners	186.5	199.6	62.5	66.7
Other Personal Property and Casualty Insurance	83.4	87.0	27.7	28.9
Commercial Automobile	80.6	38.5	55.9	13.1
Life	284.3	285.6	95.2	94.5
Accident and Health	132.0	120.6	44.9	42.0
Total Earned Premiums	$2,320.8	$1,744.1	$1,052.9	$598.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Revenues:
Property & Casualty Insurance:
Earned Premiums	$1,851.5	$1,283.1	$895.2	$443.5
Net Investment Income	79.4	72.5	34.0	27.8
Other Income	1.6	0.9	0.9	0.4
Total Property & Casualty Insurance	1,932.5	1,356.5	930.1	471.7
Life & Health Insurance:
Earned Premiums	469.3	461.0	157.7	154.7
Net Investment Income	157.9	163.8	50.5	55.9
Other Income	2.9	1.9	1.2	0.7
Total Life & Health Insurance	630.1	626.7	209.4	211.3
Total Segment Revenues	2,562.6	1,983.2	1,139.5	683.0
Income from Change in Fair Value of Equity Securities	12.1	—	11.0	—
Net Realized Gains on Sales of Investments	10.0	45.0	3.6	8.1
Net Impairment Losses Recognized in Earnings	(2.3)	(10.5)	(1.8)	(2.9)
Other	48.0	8.4	43.2	2.1
Total Revenues	$2,630.4	$2,026.1	$1,195.5	$690.3
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the nine and three months ended September 30, 2018 and 2017 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Segment Operating Profit (Loss):
Property & Casualty Insurance	$96.9	$(2.2)	$34.2	$30.8
Life & Health Insurance	96.3	99.8	33.0	36.0
Total Segment Operating Profit (Loss)	193.2	97.6	67.2	66.8
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	35.7	—	35.7	—
Other	(17.7)	(15.2)	(7.0)	(3.7)
Total Corporate and Other Operating Profit (Loss)	18.0	(15.2)	28.7	(3.7)
Income from Change in Fair Value of Equity Securities	12.1	—	11.0	—
Net Realized Gains on Sales of Investments	10.0	45.0	3.6	8.1
Net Impairment Losses Recognized in Earnings	(2.3)	(10.5)	(1.8)	(2.9)
Acquisition Related Transaction, Integration and Other Costs	(38.0)	—	(28.2)	—
Income from Continuing Operations before Income Taxes	$193.0	$116.9	$80.5	$68.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the nine and three months ended September 30, 2018 and 2017 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Segment Net Operating Income:
Property & Casualty Insurance	$79.4	$5.7	$28.2	$22.9
Life & Health Insurance	76.9	65.5	26.7	23.5
Total Segment Net Operating Income	156.3	71.2	54.9	46.4
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Reform	26.0	—	26.0	—
Partial Satisfaction of Judgment	28.2	—	28.2	—
Other	(12.0)	(9.7)	(4.6)	(2.0)
Total Corporate and Other Net Operating Income (Loss)	42.2	(9.7)	49.6	(2.0)
Net Income (Loss) From:
Income from Change in Fair Value of Equity Securities	9.6	—	8.7	—
Net Realized Gains on Sales of Investments	7.9	29.3	2.8	5.3
Net Impairment Losses Recognized in Earnings	(1.8)	(6.8)	(1.4)	(1.9)
Acquisition Related Transaction, Integration and Other Costs	(30.8)	—	(22.3)	—
Income from Continuing Operations	$183.4	$84.0	$92.3	$47.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2018 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$163.6	$695.3	$—	$—	$858.9
States and Political Subdivisions	—	1,531.7	1.8	—	1,533.5
Foreign Governments	—	5.7	—	—	5.7
Corporate Securities:
Bonds and Notes	—	2,841.2	381.3	—	3,222.5
Collateralized Loan Obligations	—	5.4	466.7	—	472.1
Other Mortgage- and Asset-backed	—	5.7	10.2	—	15.9
Total Investments in Fixed Maturities	163.6	5,085.0	860.0	—	6,108.6
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	39.8	—	—	39.8
Other Industries	—	11.9	—	—	11.9
Common Stocks:
Finance, Insurance and Real Estate	11.7	—	—	—	11.7
Other Industries	0.4	0.7	—	—	1.1
Other Equity Interests:
Exchange Traded Funds	549.1	—	—	—	549.1
Limited Liability Companies and Limited Partnerships	—	—	—	202.2	202.2
Total Investments in Equity Securities at Fair Value	561.2	52.4	—	202.2	815.8
Total	$724.8	$5,137.4	$860.0	$202.2	$6,924.4
At September 30, 2018, the Company had unfunded commitments to invest an additional $149.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at September 30, 2018.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$136.3	3.0%	-	10.5%	5.0%
Non-investment-grade:
Senior Debt	Market Yield	151.6	3.7	-	23.3	9.7
Junior Debt	Market Yield	90.9	9.5	-	27.8	13.0
Collateralized Loan Obligations	Market Yield	466.7	3.5	-	10.4	5.1
Other	Various	14.5
Total Level 3 Fixed Maturity Investments in Corporate Securities		$860.0

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2018 is presented below.

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$401.5	$—	$0.1	$93.2	$—	$27.4	$34.4	$556.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	2.3	—	(0.1)	2.4	—	—	—	4.6
Included in Other Comprehensive Income (Loss)	0.1	—	—	(3.3)	0.2	—	—	(3.0)
Purchases	148.6	1.8	—	391.8	10.0	—	—	552.2
Settlements	(77.1)	—	—	(51.3)	—	—	—	(128.4)
Sales	(88.7)	—	—	—	—	—	—	(88.7)
Transfers into Level 3	2.3	—	—	33.9	—	—	—	36.2
Transfers out of Level 3	(7.7)	—	—	—	—	(27.4)	(34.4)	(69.5)
Balance at End of Period	$381.3	$1.8	$—	$466.7	$10.2	$—	$—	$860.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2018 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$385.5	$—	$95.9	$—	$481.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.9	—	0.5	—	1.4
Included in Other Comprehensive Income (Loss)	—	—	(1.3)	0.2	(1.1)
Purchases	54.9	1.8	354.2	10.0	420.9
Settlements	(11.5)	—	(16.5)	—	(28.0)
Sales	(47.8)	—	—	—	(47.8)
Transfers into Level 3	2.0	—	33.9	—	35.9
Transfers out of Level 3	(2.7)	—	—	—	(2.7)
Balance at End of Period	$381.3	$1.8	$466.7	$10.2	$860.0
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the nine and three months ended September 30, 2018. Transfers out of Level 3 were $69.5 million for the nine months ended September 30, 2018, of which $61.8 million was transferred into Equity Securities at Modified Cost due to the adoption of ASU 2016-01 and $7.7 million was transferred into Level 2 due to changes in the availability of market observable inputs. There were $2.7 million of transfers out of Level 3 into Level 2 for the three months ended September 30, 2018 due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2017 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$403.2	$3.8	$0.6	$103.5	$29.7	$40.9	$581.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(4.7)	(1.2)	0.1	1.4	1.7	3.7	1.0
Included in Other Comprehensive Income (Loss)	4.6	—	(0.1)	1.7	0.9	(6.3)	0.8
Purchases	120.4	—	—	22.7	3.2	2.9	149.2
Settlements	(75.5)	(2.6)	(0.5)	(18.0)	—	—	(96.6)
Sales	(32.0)	—	—	(11.0)	(6.9)	(7.1)	(57.0)
Transfers into Level 3	—	1.4	—	5.0	—	—	6.4
Transfers out of Level 3	(28.6)	—	—	(11.8)	(3.5)	—	(43.9)
Balance at End of Period	$387.4	$1.4	$0.1	$93.5	$25.1	$34.1	$541.6
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2017 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$396.1	$—	$0.1	$95.4	$22.8	$32.2	$546.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.8)	—	—	0.5	0.4	0.3	0.4
Included in Other Comprehensive Income (Loss)	1.8	—	—	—	2.4	0.4	4.6
Purchases	40.4	—	—	6.3	—	1.5	48.2
Settlements	(31.2)	—	—	(5.5)	—	—	(36.7)
Sales	(3.7)	—	—	(4.3)	(0.5)	(0.3)	(8.8)
Transfers into Level 3	—	1.4	—	5.0	—	—	6.4
Transfers out of Level 3	(15.2)	—	—	(3.9)	—	—	(19.1)
Balance at End of Period	$387.4	$1.4	$0.1	$93.5	$25.1	$34.1	$541.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the nine and three months ended September 30, 2017. Transfers out of Level 3 were $43.9 million for the nine months ended September 30, 2017, of which $3.5 million was transferred into Level 1 due to an issuer’s initial public offering of the security and $40.4 million was transferred into Level 2 due to changes in the availability of market observable inputs. Transfers out of Level 3 for the three months ended September 30, 2017, were due to changes in the availability of market observable inputs.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	September 30, 2018		December 31, 2017
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$298.0	$519.6	$298.6	$560.3
Short-term Investments	688.5	688.5	235.5	235.5
Financial Liabilities:
Debt	$1,123.7	$1,127.7	$592.3	$614.6
Collateralized Borrowings (Included in Other Liabilities)	10.0	10.0	—	—
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

Note 13 - Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings including lawsuits, regulatory examinations, audits and inquiries. Except with regard to the matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s consolidated financial statements.
Over the last decade, there have been an array of initiatives that seek to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which can include legislation, unclaimed property audits, market conduct examinations and related litigation, could have the effect of altering the terms of Kemper’s life insurance subsidiaries’ existing life insurance contracts by imposing requirements that did not exist and were not contemplated at the time those companies entered into such contracts.
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
Gain Contingency
In October 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”), claiming that Computer Services Corporation (“CSC”) had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. CSC denied KCSI’s claims and filed a counterclaim. On April 1, 2017, CSC merged with a spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company and is now known as DXC Technology Company (“DXC”); DXC’s stock is publicly traded on the New York Stock Exchange.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Contingencies (continued)
In April 2017, the parties participated in an evidentiary hearing before a AAA-appointed arbitrator.
In October 2017, the arbitrator issued a Partial Final Award finding that CSC had breached the Agreements and awarding KCSI direct damages of $84.3 million plus pre-judgment interest at an annual rate of 9% pursuant to applicable law. KCSI subsequently filed a Motion to Confirm Arbitration Award in the U.S. District Court for the Northern District of Texas seeking confirmation and enforcement of the Partial Final Award and also submitted to the arbitrator a supplemental petition providing pre-judgment interest calculations and seeking an award for certain arbitration costs and expenses. In November 2017, the arbitrator issued a Final Award granting KCSI direct damages against CSC of $84.3 million, prejudgment interest at the annual rate of 9% and costs and expenses in the amount of $7.2 million. KCSI then filed an Amended Motion to Confirm Arbitration Award seeking confirmation and enforcement of the Final Award.
In December 2017, CSC filed a Petition to Vacate an Arbitration Award in the U.S. District Court for the Southern District of New York and a motion to stay the proceedings in Texas. Following briefing and a hearing, the New York district court denied CSC’s motion to stay the Texas action and instead stayed the New York action. In March 2018, the Texas district court denied CSC’s motion to transfer venue and the New York district court subsequently transferred the vacatur proceeding to Texas. In April, the Texas district court consolidated the two actions and the parties briefed KCSI’s Amended Motion to Confirm Arbitration Award and CSC’s motion to vacate the arbitration award.
On September 26, 2018, the Texas district court issued an Amended Final Judgment that (i) confirmed the Arbitration Award in favor of KCSI, (ii) denied CSC’s motion to vacate, and (iii) entered judgment in the amount of $141.7 million against CSC. CSC has indicated it intends to appeal the court’s ruling, but in the meantime has tendered to Kemper a payment of $35.7 million as partial satisfaction of the final judgment, with approximately $28.5 million of the payment attributable to the direct damages that are not contested by CSC and $7.2 million to the costs and expenses noted above. Kemper has recognized the payment as a gain for the nine and three months ended September 30, 2018 in these Condensed Consolidated Financial Statements.
The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in these Condensed Consolidated Financial Statements.
Note 14 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $141.5 million in assets managed by FS&C at September 30, 2018 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.7 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $183.6 million ($3.26 per unrestricted common share) for the nine months ended September 30, 2018, compared to $84.0 million ($1.63 per unrestricted common share) for the same period in 2017. Income from Continuing Operations was $183.4 million ($3.26 per unrestricted common share) for the nine months ended September 30, 2018, compared to $84.0 million ($1.63 per unrestricted common share) for the same period in 2017.
Net Income was $92.2 million ($1.42 per unrestricted common share) for the three months ended September 30, 2018, compared to $47.7 million ($0.92 per unrestricted common share) for the same period in 2017. Income from Continuing Operations was $92.3 million ($1.42 per unrestricted common share) for the three months ended September 30, 2018, compared to $47.8 million ($0.92 per unrestricted common share) for the same period in 2017.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the nine and three months ended September 30, 2018 and 2017 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2018	Sep 30, 2017	Increase (Decrease)	Sep 30, 2018	Sep 30, 2017	Increase (Decrease)
Net Income	$183.6	$84.0	$99.6	$92.2	$47.7	$44.5
Income from Discontinued Operations	0.2	—	0.2	(0.1)	(0.1)	—
Income from Continuing Operations	183.4	84.0	99.4	92.3	47.8	44.5
Less:
Income from Change in Fair Value of Equity Securities	9.6	—	9.6	8.7	—	8.7
Net Realized Gains on Sales of Investments	7.9	29.3	(21.4)	2.8	5.3	(2.5)
Net Impairment Losses Recognized in Earnings	(1.8)	(6.8)	5.0	(1.4)	(1.9)	0.5
Acquisition Related Transaction, Integration and Other Costs	(30.8)	—	(30.8)	(22.3)	—	(22.3)
Adjusted Consolidated Net Operating Income	$198.5	$61.5	$137.0	$104.5	$44.4	$60.1

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Property & Casualty Insurance	79.4	5.7	73.7	28.2	22.9	5.3
Life & Health Insurance	76.9	65.5	11.4	26.7	23.5	3.2
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	26.0	—	26.0	26.0	—	26.0
Partial Satisfaction of Judgment	28.2	—	28.2	28.2	—	28.2
Other	(12.0)	(9.7)	(2.3)	(4.6)	(2.0)	(2.6)
Corporate and Other Net Operating Income (Loss)	42.2	(9.7)	51.9	49.6	(2.0)	51.6
Adjusted Consolidated Net Operating Income	$198.5	$61.5	$137.0	$104.5	$44.4	$60.1
Net Income
Net Income increased by $99.6 million for the nine months ended September 30, 2018, compared to the same period in 2017. In the Property & Casualty Insurance segment, segment net operating income increased by $73.7 million due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), a favorable change in loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s preferred personal automobile insurance and nonstandard automobile insurance businesses. See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $11.4 million due primarily to lower income tax rates and, to a lesser extent, lower commissions, partially offset by higher incurred losses and policyholders benefits as a percentage of earned premiums. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were positively impacted in 2018, compared to

Summary of Results (continued)
2017, due to the recognition of a gain for the partial satisfaction of a final judgment against CSC and a tax benefit due to the finalization of certain effects of the Tax Act on deferred income taxes (see Note 13, “Contingencies,” and Note 9, “Income Taxes,” respectively, to the Condensed Consolidated Financial Statements). The Company’s results were adversely impacted in 2018, compared to 2017, by lower net realized gains on sales of investments, acquisition related transaction and integration costs, a lease termination charge associated with the Company’s relocation of its corporate headquarters and higher interest expense. See MD&A, “Investment Results,” and MD&A, “Insurance Expenses and Interest and Other Expenses,” for additional discussion.
Net Income increased by $44.5 million for the three months ended September 30, 2018, compared to the same period in 2017. In the Property & Casualty Insurance segment, segment net operating income increased by $5.3 million due primarily to lower incurred catastrophe losses and LAE (excluding reserve development) and a favorable change in loss and LAE reserve development, partially offset by higher insurance expenses as a percentage of average earned premiums, driven by amortization of intangible assets associated with the Infinity acquisition, and higher underlying losses as a percentage of earned premiums within homeowners insurance. See MD&A, “Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $3.2 million due primarily to lower income tax rates. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were positively impacted in 2018, compared to 2017, due to the recognition of the gain for the partial satisfaction of the judgment against CSC and the tax benefit due to the finalization of certain effects of the Tax Act on deferred income taxes, partially offset by acquisition related transaction and integration costs and the lease termination charge.
Revenues
Earned Premiums were $2,320.8 million for the nine months ended September 30, 2018, compared to $1,744.1 million for the same period in 2017, an increase of $576.7 million. Earned Premiums for the nine months ended September 30, 2018 increased by $568.4 million and $8.3 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. Infinity accounted for $377.9 million of the increase in Earned Premiums in the Property & Casualty Insurance segment for the nine months ended September 30, 2018. See MD&A, “Property & Casualty Insurance,” and MD&A, “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,052.9 million for the three months ended September 30, 2018, compared to $598.2 million for the same period in 2017, an increase of $454.7 million. Earned Premiums for the three months ended September 30, 2018 increased by $451.7 million and $3.0 million in the Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. Infinity accounted for $377.9 million of the increase in Earned Premiums in the Property & Casualty Insurance segment for the three months ended September 30, 2018. See MD&A, “Property & Casualty Insurance,” and MD&A, “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $5.0 million for the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to a higher level of investments in fixed income securities and short-term securities, partially offset by a lower rate of return from Alternative Investments, lower yields on fixed income securities and the impact of presenting Fair Value Option Investments within Income from Change in Fair Value of Equity Securities (outside of Net Investment Income) as of January 1, 2018. Net Investment Income from Alternative Investments, which consists of Equity Method Limited Liability Investments and limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost, decreased by $9.7 million. Alternative investment income from Equity Method Limited Liability Investments decreased by $13.8 million, partially offset by an increase in alternative investment income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost of $4.1 million for the nine months ended September 30, 2018, compared to the same period in 2017. No Net Investment Income was recorded on Fair Value Option Investments for the nine months ended September 30, 2018, compared to $1.0 million for the same period in 2017.
Net Investment Income increased by $6.1 million for the three months ended September 30, 2018, compared to the same period in 2017, due primarily to a higher level of investments in fixed income securities and short-term securities, partially offset by a lower rate of return from Alternative Investments, lower yields on fixed income securities and the impact of presenting Fair Value Option Investments within Income from Change in Fair Value of Equity Securities (outside of Net Investment Income) as of January 1, 2018. Net Investment Income from Alternative Investments, which consists of Equity Method Limited Liability Investments and limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost, decreased by $3.7 million. Alternative investment income from Equity Method Limited Liability Investments decreased by $11.5 million, partially offset by an increase in alternative investment income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost by $7.8 million, for the three months ended September 30, 2018, compared to the

Summary of Results (continued)
same period in 2017. No Net Investment Income was recorded on Fair Value Option Investments for the three months ended September 30, 2018, compared to a loss of $0.5 million for the same period in 2017.
Other Income increased by $37.3 million and $36.8 million for the nine and three months ended September 30, 2018, respectively, compared to the same periods in 2017, due primarily to the the partial satisfaction of the final judgment against CSC. The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in these Condensed Consolidated Financial Statements. See Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements.
Net Realized Gains on Sales of Investments were $10.0 million for the nine months ended September 30, 2018, compared to $45.0 million for the same period in 2017. Net Realized Gains on Sales of Investments were $3.6 million for the three months ended September 30, 2018, compared to $8.1 million for the same period in 2017.
Net Impairment Losses Recognized in Earnings were $2.3 million for the nine months ended September 30, 2018, compared to $10.5 million for the same period in 2017. There were $1.8 million Net Impairment Losses Recognized in Earnings for the three months ended September 30, 2018, compared to $2.9 million for the same period in 2017.
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
Adjusted Consolidated Net Operating Income
Adjusted Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of:

(i)	Income (Loss) from Change in Fair Value of Equity Securities;

(ii)	Net Realized Gains on Sales of Investments;

(iii)	Net Impairment Losses Recognized in Earnings related to investments;

(iv)	Acquisition Related Transaction, Integration and Other Costs;

(v)	Loss from Early Extinguishment of Debt; and

(vi)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-

Non-GAAP Financial Measures (continued)
recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the nine and three months ended September 30, 2018 or 2017.
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

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net Premiums Written	$1,956.8	$1,336.3	$931.0	$466.7
Earned Premiums	$1,851.5	$1,283.1	$895.2	$443.5
Net Investment Income	79.4	72.5	34.0	27.8
Other Income	1.6	0.9	0.9	0.4
Total Revenues	1,932.5	1,356.5	930.1	471.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,325.7	924.5	644.2	313.1
Catastrophe Losses and LAE	69.6	128.2	19.7	29.8
Prior Years:
Non-catastrophe Losses and LAE	4.9	23.0	(3.5)	1.6
Catastrophe Losses and LAE	(7.7)	(4.4)	(0.2)	(1.2)
Total Incurred Losses and LAE	1,392.5	1,071.3	660.2	343.3
Insurance Expenses	441.4	287.4	234.0	97.6
Other Expenses	1.7	—	1.7	—
Operating Profit (Loss)	96.9	(2.2)	34.2	30.8
Income Tax Benefit (Expense)	(17.5)	7.9	(6.0)	(7.9)
Segment Net Operating Income	$79.4	$5.7	$28.2	$22.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.5%	72.0%	71.9%	70.6%
Current Year Catastrophe Losses and LAE Ratio	3.8	10.0	2.2	6.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	1.8	(0.4)	0.4
Prior Years Catastrophe Losses and LAE Ratio	(0.4)	(0.3)	—	(0.3)
Total Incurred Loss and LAE Ratio	75.2	83.5	73.7	77.4
Insurance Expense Ratio	23.8	22.4	26.1	22.0
Combined Ratio	99.0%	105.9%	99.8%	99.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	71.5%	72.0%	71.9%	70.6%
Insurance Expense Ratio	23.8	22.4	26.1	22.0
Underlying Combined Ratio	95.3%	94.4%	98.0%	92.6%
Reconciliation of Non-GAAP Financial Measure
Underlying Combined Ratio	95.3%	94.4%	98.0%	92.6%
Current Year Catastrophe Losses and LAE Ratio	3.8	10.0	2.2	6.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	1.8	(0.4)	0.4
Prior Years Catastrophe Losses and LAE Ratio	(0.4)	(0.3)	—	(0.3)
Combined Ratio as Reported	99.0%	105.9%	99.8%	99.4%

Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2018		Sep 30, 2017
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	36	$26.1	30	$53.7
$5 - $10	3	20.8	1	5.0
$10 - $15	2	22.7	2	24.3
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	1	45.2
Total	41	$69.6	34	$128.2
Insurance Reserves

(Dollars in Millions)	Sep 30, 2018	Dec 31, 2017
Insurance Reserves:
Automobile	$1,623.1	$795.9
Homeowners	139.4	139.7
Other	18.6	40.7
Insurance Reserves	$1,781.1	$976.3
Insurance Reserves:
Loss Reserves:
Case	$905.5	$602.4
Incurred But Not Reported	582.1	239.3
Total Loss Reserves	1,487.6	841.7
LAE Reserves	293.5	134.6
Insurance Reserves	$1,781.1	$976.3
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
Acquisition of Infinity
As discussed in Note 2, “Acquisition of Business,” to the Condensed Consolidated Financial Statements, the Company completed its acquisition of Infinity on July 2, 2018. The results of its operations have been included in the preceding tables of selected financial information for the Property & Casualty Insurance segment from the date of its acquisition and forward.Infinity is a national provider of auto insurance focused on serving the specialty, nonstandard segment. With approximately 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest nonstandard auto insurers in the United States.

Property & Casualty Insurance (continued)
Overall
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
The Property & Casualty Insurance segment reported Segment Net Operating Income of $79.4 million for the nine months ended September 30, 2018, compared to Segment Net Operating Income of $5.7 million for the same period in 2017. Segment net operating results improved by $73.7 million due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), a favorable change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s preferred personal automobile insurance and nonstandard personal automobile insurance businesses, partially offset by higher insurance expenses as a percentage of earned premiums due to amortization of Infinity purchase accounting adjustments.
Earned Premiums in the Property & Casualty Insurance segment increased by $568.4 million for the nine months ended September 30, 2018. Infinity accounted for $377.9 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $125.3 million and $65.3 million, respectively. The higher volume was driven by nonstandard personal automobile insurance, which had a volume increase of $147.6 million, partially offset by volume decreases in homeowners insurance and preferred personal automobile insurance of $12.3 million and $4.7 million, respectively. The majority of product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by nonstandard personal automobile insurance and preferred personal automobile insurance, which had increases due to higher average earned premium of $50.1 million and $13.4 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $6.9 million for the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to higher level of investments in fixed income securities and to a lesser extent, a higher rate of return from Alternative Investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $30.3 million in 2018, compared to $30.1 million in 2017.
Underlying losses and LAE as a percentage of earned premiums were 71.5% in 2018, an improvement of 0.5 percentage points, compared to 2017, driven primarily by improvements in nonstandard personal automobile insurance, preferred personal automobile insurance and commercial automobile insurance, partially offset by deterioration in homeowners insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $69.6 million in 2018, compared to $128.2 million in 2017, a decrease of $58.6 million. This decrease was due primarily to no catastrophic events with losses and LAE (excluding reserve development) of greater than $25 million in 2018, compared to one, a Texas hailstorm, occurring in 2017. Favorable Loss and LAE reserve development (including catastrophe reserve development) was $2.8 million in 2018, compared to adverse development of $18.6 million in 2017.
Insurance expenses were $441.4 million, or 23.8% of earned premiums, in 2018, a deterioration of 1.4 percentage points compared to 2017, driven primarily by the amortization of Infinity purchase accounting adjustments.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $14.4 million in 2018, compared to $19.6 million in 2017.

Property & Casualty Insurance (continued)
Overall
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
The Property & Casualty Insurance segment reported Segment Net Operating Income of $28.2 million for the three months ended September 30, 2018, compared to $22.9 million for the same period in 2017. Segment net operating results improved by $5.3 million due primarily to lower incurred catastrophe losses and LAE (excluding reserve development) and a favorable change in loss and LAE reserve development, partially offset by higher insurance expenses as a percentage of earned premiums due to amortization of Infinity purchase accounting adjustments and higher underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s homeowners insurance business.
Earned Premiums in the Property & Casualty Insurance segment increased by $451.7 million for the three months ended September 30, 2018. Infinity accounted for $377.9 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $53.7 million and $20.2 million, respectively. The higher volume was driven primarily by nonstandard personal automobile insurance, which had a volume increase of $59.7 million, partially offset by a volume decrease in homeowners insurance of $3.9 million. The majority of product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by nonstandard personal automobile insurance and preferred personal automobile insurance, which had increases due to higher average earned premium of $47.9 million and $5.1 million, respectively.
Net Investment Income in the Property & Casualty Insurance segment increased by $6.2 million for the three months ended September 30, 2018, compared to the same period in 2017, due primarily to higher level of investments in fixed income securities and to a lesser extent, a higher rate of return on Alternative Investments. The Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $15.9 million in 2018, compared to $12.7 million in 2017.
Underlying losses and LAE as a percentage of earned premiums were 71.9% in 2018, an increase of 1.3 percentage points, compared to 2017, driven primarily by deterioration in homeowners insurance, partially offset by improvements in preferred personal automobile insurance and nonstandard personal automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $19.7 million in 2018, compared to $29.8 million in 2017, a decrease of $10.1 million driven primarily by lower severity of losses, partially offset by higher frequency of catastrophes. Favorable loss and LAE reserve development (including catastrophe reserve development) was $3.7 million in 2018, compared to adverse development of $0.4 million in 2017.
Insurance expenses were $234.0 million, or 26.1% of earned premiums, in 2018, an increase of 4.1 percentage points compared to 2017, driven primarily by the amortization of Infinity purchase accounting adjustments.
The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.8 million in 2018, compared to $7.0 million in 2017.

Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net Premiums Written	$346.4	$321.4	$119.3	$112.6

Earned Premiums	$325.0	$316.3	$111.4	$106.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$223.2	$227.9	$74.9	$74.2
Catastrophe Losses and LAE	6.8	11.4	2.3	2.8
Prior Years:
Non-catastrophe Losses and LAE	(3.5)	18.2	(2.6)	0.8
Catastrophe Losses and LAE	(0.1)	(0.2)	—	—
Total Incurred Losses and LAE	$226.4	$257.3	$74.6	$77.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	68.7%	72.0%	67.2%	69.7%
Current Year Catastrophe Losses and LAE Ratio	2.1	3.6	2.1	2.6
Prior Years Non-catastrophe Losses and LAE Ratio	(1.1)	5.8	(2.3)	0.8
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	—
Total Incurred Loss and LAE Ratio	69.7%	81.3%	67.0%	73.1%
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on preferred personal automobile insurance increased by $8.7 million as higher average earned premium accounted for an increase of $13.4 million, while lower volume accounted for a decrease of $4.7 million. The run-off of the direct-to-consumer business accounted for approximately 85% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $226.4 million, or 69.7% of earned premiums, in 2018, compared to $257.3 million, or 81.3% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of related earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums were 68.7% in 2018, compared to 72.0% in 2017, an improvement of 3.3 percentage points due primarily to lower frequency of claims and higher average earned premium, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $6.8 million in 2018, compared to $11.4 million in 2017. Loss and LAE reserve development was favorable by $3.6 million in 2018, compared to adverse development of $18.0 million in 2017.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on preferred personal automobile insurance increased by $4.9 million as higher average earned premium accounted for an increase of $5.1 million, while lower volume accounted for a decrease of $0.2 million. The decrease in earned premiums attributed to lower volume were driven entirely by the run-off of the direct-to-consumer business. Incurred losses and LAE were $74.6 million, or 67.0% of earned premiums, in 2018, compared to $77.8 million, or 73.1% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development and lower underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 67.2% in 2018, compared to 69.7% in 2017, an improvement of 2.5 percentage points due primarily to lower frequency of claims and higher average earned premium, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $2.3 million in 2018, compared to $2.8 million in 2017. Loss and LAE reserve development was favorable $2.6 million in 2018, compared to adverse development of $0.8 million in 2017.

Property & Casualty Insurance (continued)
Nonstandard Personal Automobile Insurance
Selected financial information for the nonstandard personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net Premiums Written	$1,309.4	$742.5	$679.1	$259.8

Earned Premiums	$1,229.0	$696.5	$655.3	$246.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$926.2	$545.8	$485.6	$185.5
Catastrophe Losses and LAE	3.2	5.6	1.3	1.5
Prior Years:
Non-catastrophe Losses and LAE	3.3	0.3	(1.1)	2.1
Catastrophe Losses and LAE	(0.2)	(0.2)	—	(0.1)
Total Incurred Losses and LAE	$932.5	$551.5	$485.8	$189.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.3%	78.4%	74.1%	75.2%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.8	0.2	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	—	(0.2)	0.9
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	75.9%	79.2%	74.1%	76.7%
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on nonstandard personal automobile insurance increased by $532.5 million. Infinity accounted for $334.9 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $147.5 million and $50.1 million, respectively. Incurred losses and LAE were $932.5 million, or 75.9% of earned premiums, in 2018, compared to $551.5 million, or 79.2% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and, to a lesser extent, lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by an unfavorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 75.3% in 2018, compared to 78.4% in 2017, an improvement of 3.1 percentage points, due primarily to higher average earned premium, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $3.2 million in 2018, compared to $5.6 million in 2017. Loss and LAE reserve development was adverse by $3.1 million in 2018, compared to $0.1 million in 2017.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on nonstandard personal automobile insurance increased by $408.8 million. Infinity accounted for $334.9 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $56.0 million and $17.9 million, respectively. Incurred losses and LAE were $485.8 million, or 74.1% of earned premiums, in 2018, compared to $189.0 million, or 76.7% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, a favorable change in loss and LAE reserve development and, to a lesser extent, lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums were 74.1% in 2018, compared to 75.2% in 2017, an improvement of 1.1 percentage points, due primarily to higher average earned premium, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $1.3 million in 2018, compared to $1.5 million in 2017. Favorable loss and LAE reserve development was $1.1 million in 2018, compared to adverse development of $2.0 million in 2017.

Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net Premiums Written	$187.7	$200.1	$66.0	$70.8

Earned Premiums	$186.5	$199.6	$62.5	$66.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$100.8	$103.2	$36.8	$36.9
Catastrophe Losses and LAE	58.4	108.0	16.0	24.8
Prior Years:
Non-catastrophe Losses and LAE	10.1	3.1	1.8	0.9
Catastrophe Losses and LAE	(6.5)	(3.2)	(0.1)	(0.8)
Total Incurred Losses and LAE	$162.8	$211.1	$54.5	$61.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	54.1%	51.7%	58.9%	55.4%
Current Year Catastrophe Losses and LAE Ratio	31.3	54.1	25.6	37.2
Prior Years Non-catastrophe Losses and LAE Ratio	5.4	1.6	2.9	1.3
Prior Years Catastrophe Losses and LAE Ratio	(3.5)	(1.6)	(0.2)	(1.2)
Total Incurred Loss and LAE Ratio	87.3%	105.8%	87.2%	92.7%
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums in homeowners insurance decreased by $13.1 million as lower volume and lower average earned premium accounted for a decrease of $12.3 million and $0.8 million, respectively. The decrease in average earned premium was primarily due to higher ceded premiums for catastrophe reinsurance. Incurred losses and LAE were $162.8 million, or 87.3% of earned premiums, in 2018, compared to $211.1 million, or 105.8% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of related earned premiums and an unfavorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 54.1% in 2018, compared to 51.7% in 2017, a deterioration of 2.4 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims. Catastrophe losses and LAE (excluding reserve development) were $58.4 million in 2018, compared to $108.0 million in 2017. This decrease was due primarily to no catastrophic events with losses and LAE (excluding reserve development) of greater than $25 million in 2018, compared to one large catastrophe, a Texas hailstorm, occurring in 2017 with losses and LAE (excluding reserve development) of $42.5 million. Loss and LAE reserve development was adverse by $3.6 million in 2018, compared to favorable development of $0.1 million in 2017.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums in homeowners insurance decreased by $4.2 million as lower volume and lower average earned premium accounted for a decrease of $3.9 million and $0.3 million, respectively. The decrease in average earned premium was primarily due to higher ceded premiums for catastrophe reinsurance. Incurred losses and LAE were $54.5 million, or 87.2% of earned premiums, in 2018, compared to $61.8 million, or 92.7% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of related earned premiums and an increase in adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 58.9% in 2018, compared to 55.4% in 2017, a deterioration of 3.5 percentage points due primarily to higher severity of losses, partially offset by lower frequency of claims. Catastrophe losses and LAE (excluding reserve development) were

Property & Casualty Insurance (continued)
$16.0 million in 2018, compared to $24.8 million in 2017. Loss and LAE reserve development was adverse by $1.7 million and $0.1 million in 2018 and 2017, respectively.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net Premiums Written	$83.3	$40.6	$56.3	$12.6

Earned Premiums	$80.6	$38.5	$55.9	$13.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$60.9	$30.8	$42.0	$11.3
Catastrophe Losses and LAE	0.5	0.7	0.1	0.2
Prior Years:
Non-catastrophe Losses and LAE	(1.3)	2.1	(0.5)	(1.3)
Catastrophe Losses and LAE	(0.1)	(0.1)	—	(0.1)
Total Incurred Losses and LAE	$60.0	$33.5	$41.6	$10.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.5%	80.0%	75.1%	86.3%
Current Year Catastrophe Losses and LAE Ratio	0.6	1.8	0.2	1.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.6)	5.5	(0.9)	(9.9)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.3)	—	(0.8)
Total Incurred Loss and LAE Ratio	74.4%	87.0%	74.4%	77.1%
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on commercial automobile insurance increased by $42.1 million. Infinity accounted for $43.0 million of the increase, while higher average earned premium on Kemper’s legacy business accounted for $2.0 million, partially offset by lower volume of $2.9 million. Incurred losses and LAE were $60.0 million, or 74.4% of earned premiums, in 2018, compared to $33.5 million, or 87.0% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 75.5% in 2018, compared to 80.0% in 2017, an improvement of 4.5 percentage points due primarily to lower frequency of claims and higher average earned premiums, partially offset by higher severity of losses. Favorable loss and LAE reserve development was $1.4 million in 2018, compared to adverse development of $2.0 million in 2017.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on commercial automobile insurance increased by $42.8 million. Infinity accounted for $43.0 million of the increase, while higher average earned premium on Kemper’s legacy business accounted for $0.8 million, partially offset by lower volume of $1.0 million. Incurred losses and LAE were $41.6 million, or 74.4% of earned premiums, in 2018, compared to $10.1 million, or 77.1% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development), partially offset by a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 75.1% in 2018, compared to 86.3% in 2017, an improvement of 11.2 percentage points due primarily to lower frequency of claims and higher average earned premium, partially offset by higher severity of losses. Favorable loss and LAE reserve development was $0.5 million in 2018, compared to $1.4 million in 2017.

Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net Premiums Written	$30.0	$31.7	$10.3	$10.9

Earned Premiums	$30.4	$32.2	$10.1	$10.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$14.6	$16.8	$4.9	$5.2
Catastrophe Losses and LAE	0.7	2.5	—	0.5
Prior Years:
Non-catastrophe Losses and LAE	(3.7)	(0.7)	(1.1)	(0.9)
Catastrophe Losses and LAE	(0.8)	(0.7)	(0.1)	(0.2)
Total Incurred Losses and LAE	$10.8	$17.9	$3.7	$4.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	48.0%	52.2%	48.5%	48.6%
Current Year Catastrophe Losses and LAE Ratio	2.3	7.8	—	4.7
Prior Years Non-catastrophe Losses and LAE Ratio	(12.2)	(2.2)	(10.9)	(8.4)
Prior Years Catastrophe Losses and LAE Ratio	(2.6)	(2.2)	(1.0)	(1.9)
Total Incurred Loss and LAE Ratio	35.5%	55.6%	36.6%	43.0%
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on other personal insurance decreased by $1.8 million as lower volume accounted for a decrease of $2.4 million, while higher average earned premium accounted for an increase of $0.6 million. Incurred losses and LAE were $10.8 million, or 35.5% of earned premiums, in 2018, compared to $17.9 million, or 55.6% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a higher level of favorable loss and LAE reserve development, lower underlying losses and LAE as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 48.0% in 2018, compared to 52.2% in 2017, an improvement of 4.2 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses. Catastrophe losses and LAE (excluding reserve development) were $0.7 million in 2018, compared to $2.5 million in 2017. Favorable loss and LAE reserve development was $4.5 million in 2018, compared to $1.4 million in 2017.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums on other personal insurance decreased by $0.6 million as lower volume accounted for a decrease of $0.9 million, while higher average earned premium accounted for an increase of $0.3 million. Incurred losses and LAE were $3.7 million, or 36.6% of earned premiums, in 2018, compared to $4.6 million, or 43.0% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of earned premiums and lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 48.5% in 2018, compared to 48.6% in 2017, an improvement of 0.1 percentage points due primarily to lower frequency of claims, partially offset by higher severity of losses. There were no catastrophe losses and LAE (excluding reserve development) in 2018, compared to $0.5 million in 2017. Favorable loss and LAE reserve development was $1.2 million in 2018, compared to favorable development of $1.1 million in 2017.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Earned Premiums	$469.3	$461.0	$157.7	$154.7
Net Investment Income	157.9	163.8	50.5	55.9
Other Income	2.9	1.9	1.2	0.7
Total Revenues	630.1	626.7	209.4	211.3
Policyholders’ Benefits and Incurred Losses and LAE	301.1	293.6	97.0	96.8
Insurance Expenses	232.7	233.3	79.4	78.5
Operating Profit	96.3	99.8	33.0	36.0
Income Tax Expense	(19.4)	(34.3)	(6.3)	(12.5)
Segment Net Operating Income	$76.9	$65.5	$26.7	$23.5

Insurance Reserves

(Dollars in Millions)	Sep 30, 2018	Dec 31, 2017
Insurance Reserves:
Future Policyholder Benefits	$3,389.4	$3,357.5
Incurred Losses and LAE Reserves:
Life	134.3	140.0
Accident and Health	27.7	23.5
Property	4.5	4.1
Total Incurred Losses and LAE Reserves	166.5	167.6
Insurance Reserves	$3,555.9	$3,525.1
Overall
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums in the Life & Health Insurance segment increased by $8.3 million for the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to higher volume from accident and health insurance products offered by Reserve National Insurance Company (“Reserve National”), partially offset by lower volume from life products offered by Reserve National and slightly lower volume from health and property products offered by Kemper Home Service Companies (“KHSC”) .
Net Investment Income decreased by $5.9 million for the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to a lower rate of return from Alternative Investments and lower yields on fixed income investments, partially offset by higher levels of fixed income investments.
Policyholders’ Benefits and Incurred Losses and LAE increased by $7.5 million in 2018, compared to the same period in 2017, due primarily to higher incurred losses and LAE as a percentage of earned premium on life and accident and health insurance business and overall growth in the accident and health business. Expenses in the Life & Health Insurance segment decreased by $0.6 million due primarily to lower commissions and fringe benefits for KHSC and lower commissions for Reserve National, partially offset by growth in the accident and health business. Segment Net Operating Income in the Life & Health Insurance segment was $76.9 million for the nine months ended September 30, 2018, compared to $65.5 million in 2017, as current year results were impacted favorably by tax reform, which reduced the effective tax rate.

Life and Health Insurance (continued)
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned Premiums in the Life & Health Insurance segment increased by $3.0 million for the three months ended September 30, 2018, compared to the same period in 2017, due primarily to higher volume from accident and health insurance products offered by Reserve National and higher rates on life products offered by KHSC.
Net Investment Income decreased by $5.4 million for the three months ended September 30, 2018, compared to the same period in 2017, due primarily to a lower rate of return from Alternative Investments and lower yields on fixed income investments, partially offset by higher levels of fixed income investments.
Policyholders’ Benefits and Incurred Losses and LAE increased by $0.2 million in 2018, compared to the same period in 2017, due primarily to overall growth in the accident and health business of Reserve National offset by lower incurred losses and LAE as a percentage of earned premium on accident and health insurance business of KHSC and Reserve National. Expenses in the Life & Health Insurance segment increased by $0.9 million due to higher commissions for KHSC, partially offset by lower commission rates for Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $26.7 million for the three months ended September 30, 2018, compared to $23.5 million in 2017, as current year results were impacted favorably by tax reform, which reduced the effective tax rate.
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Earned Premiums	$284.3	$285.6	$95.2	$94.5
Net Investment Income	151.7	158.4	48.4	54.1
Other Income	2.5	1.7	0.9	0.6
Total Revenues	438.5	445.7	144.5	149.2
Policyholders’ Benefits and Incurred Losses and LAE	209.5	207.3	66.7	66.4
Insurance Expenses	150.4	156.2	51.8	53.0
Operating Profit	78.6	82.2	26.0	29.8
Income Tax Expense	(15.3)	(28.2)	(4.4)	(10.3)
Total Product Line Net Operating Income	$63.3	$54.0	$21.6	$19.5
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned premiums on life insurance decreased by $1.3 million in 2018, compared to 2017, primarily due to lower volume on products offered by Reserve National. Policyholders’ benefits on life insurance were $209.5 million in 2018, compared to $207.3 million in 2017, an increase of $2.2 million that was due primarily to higher incurred claims on life policies offered by KHSC, partially offset by the favorable impact on policyholders’ benefits due to reduction in Reserve National’s life business. Insurance Expenses decreased by $5.8 million in 2018, compared to 2017, due primarily to lower commissions and fringe benefits for KHSC and Reserve National.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned premiums on life insurance increased by $0.7 million in 2018, compared to 2017, primarily due to higher rates on products offered by KHSC, offset by lower volume on products offered by Reserve National. Policyholders’ benefits on life insurance were relatively flat at $66.7 million in 2018, compared to $66.4 million in 2017, an increase of $0.3 million. Insurance Expenses decreased by $1.2 million in 2018, compared to 2017, due primarily to lower commissions and fringe benefits for Reserve National.

Life and Health Insurance (continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Earned Premiums	$132.0	$120.6	$44.9	$42.0
Net Investment Income	4.6	4.0	1.5	1.3
Other Income	0.4	0.2	0.3	0.1
Total Revenues	137.0	124.8	46.7	43.4
Policyholders’ Benefits and Incurred Losses and LAE	72.8	65.9	23.5	22.9
Insurance Expenses	58.9	52.5	19.7	17.6
Operating Profit	5.3	6.4	3.5	2.9
Income Tax Expense	(1.4)	(2.4)	(1.0)	(1.2)
Total Product Line Net Operating Income	$3.9	$4.0	$2.5	$1.7
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned premiums on accident and health insurance increased by $11.4 million in 2018, compared to 2017, due primarily to higher volume on accident and health insurance products offered by Reserve National. Incurred accident and health insurance losses were $72.8 million, or 55.2% of accident and health insurance earned premiums, in 2018, compared to $65.9 million, or 54.6% of accident and health insurance earned premiums, in 2017, an increase of 0.6 percentage points, due primarily to higher incurred claims on certain health products offered by Reserve National. Insurance Expenses increased by $6.4 million in 2018, compared to 2017, due primarily to growth in Reserve National’s book of business.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned premiums on accident and health insurance increased by $2.9 million in 2018, compared to 2017, due primarily to higher volume on accident and health insurance products offered by Reserve National. Incurred accident and health insurance losses were $23.5 million, or 52.3% of accident and health insurance earned premiums, in 2018, compared to $22.9 million, or 54.5% of accident and health insurance earned premiums, in 2017, a decrease of 2.2 percentage points, due primarily to lower incurred claims on certain health products offered by Reserve National and to a lesser extent KHSC. Insurance Expenses increased by $2.1 million in 2018, compared to 2017, due primarily to growth in Reserve National’s book of business.

Life and Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Earned Premiums	$53.0	$54.8	$17.6	$18.2
Net Investment Income	1.6	1.4	0.6	0.5
Total Revenues	54.6	56.2	18.2	18.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	15.5	13.4	5.9	3.9
Catastrophe Losses and LAE	1.7	5.9	0.4	3.3
Prior Years:
Non-catastrophe Losses and LAE	1.6	0.4	0.6	0.1
Catastrophe Losses and LAE	—	0.7	(0.1)	0.2
Total Incurred Losses and LAE	18.8	20.4	6.8	7.5
Insurance Expenses	23.4	24.6	7.9	7.9
Operating Profit	12.4	11.2	3.5	3.3
Income Tax Expense	(2.7)	(3.7)	(0.9)	(1.0)
Total Product Line Net Operating Income	$9.7	$7.5	$2.6	$2.3
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	29.3%	24.4%	33.5%	21.5%
Current Year Catastrophe Losses and LAE Ratio	3.2	10.8	2.3	18.1
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	0.7	3.4	0.5
Prior Years Catastrophe Losses and LAE Ratio	—	1.3	(0.6)	1.1
Total Incurred Loss and LAE Ratio	35.5%	37.2%	38.6%	41.2%
Nine Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned premiums on property insurance decreased by $1.8 million in 2018, compared to 2017. Incurred losses and LAE on property insurance were $18.8 million, or 35.5% of property insurance earned premiums, in 2018, compared to $20.4 million, or 37.2% of property insurance earned premiums, in 2017. Current year non-catastrophe losses and LAE on property insurance were $15.5 million, or 29.3% of property insurance earned premiums, in 2018, compared to $13.4 million, or 24.4% of property insurance earned premiums, in 2017, an increase of 4.9 percentage points due primarily to higher frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $1.7 million in 2018, compared to $5.9 million in 2017, due primarily to a higher frequency of claims and severity of losses in connection with catastrophic events in the prior year. Adverse loss and LAE reserve development was $1.6 million in 2018, compared to $1.1 million in 2017.
Three Months Ended September 30, 2018 Compared to the Same Period in 2017
Earned premiums on property insurance decreased by $0.6 million in 2018, compared to 2017. Incurred losses and LAE on property insurance were $6.8 million, or 38.6% of property insurance earned premiums, in 2018, compared to $7.5 million, or 41.2% of property insurance earned premiums, in 2017. Underlying losses and LAE on property insurance were $5.9 million, or 33.5% of property insurance earned premiums, in 2018, compared to $3.9 million, or 21.5% of property insurance earned premiums, in 2017, an increase of 12.0 percentage points due primarily to higher frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $0.4 million in 2018, compared to $3.3 million in 2017. Adverse loss and LAE reserve development was $0.5 million in 2018, compared to $0.3 million in 2017.

Investment Results
Investment Income
Net Investment Income for the nine and three months ended September 30, 2018 and 2017 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Investment Income:
Interest on Fixed Income Securities	$197.4	$184.0	$70.6	$61.8
Dividends on Equity Securities Excluding Alternative Investments	7.0	7.0	2.5	2.6
Alternative Investments:
Equity Method Limited Liability Investments	8.1	21.9	(0.4)	11.1
Fair Value Option Investments	—	1.0	—	0.5
Limited Liability Investments Included in Equity Securities	22.8	18.7	13.7	5.9
Total Alternative Investments	30.9	41.6	13.3	17.5
Short-term Investments	4.3	1.0	2.3	0.5
Loans to Policyholders	16.5	15.7	5.5	4.9
Real Estate	7.2	8.3	2.4	2.6
Other	0.6	0.2	0.2	0.1
Total Investment Income	263.9	257.8	96.8	90.0
Investment Expenses:
Real Estate	7.5	7.7	2.6	2.6
Other Investment Expenses	6.8	5.5	2.2	1.5
Total Investment Expenses	14.3	13.2	4.8	4.1
Net Investment Income	$249.6	$244.6	$92.0	$85.9
Net Investment Income was $249.6 million and $244.6 million for the nine months ended September 30, 2018 and 2017, respectively. Net Investment Income increased by $5.0 million in 2018 due primarily to higher level of investments in fixed income securities, partially offset by lower investment returns from Alternative Investments and lower yields on fixed income securities.
Net Investment Income was $92.0 million and $85.9 million for the three months ended September 30, 2018 and 2017, respectively. Net Investment Income increased by $6.1 million in 2018 due primarily to higher level of investments in fixed maturity securities, partially offset by lower investment returns from Alternative Investments and lower yields on fixed income securities.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Recognized in Condensed Consolidated Statements of Income:
Income from Change in Fair Value of Equity Securities	$12.1	$—	$11.0	$—
Gains on Sales	16.6	44.8	6.1	7.9
Losses on Sales	(6.6)	(0.5)	(2.5)	—
Net Impairment Losses Recognized in Earnings	(2.3)	(10.5)	(1.8)	(2.9)
Net Gains on Trading Securities	—	0.7	—	0.2
Net Gain Recognized in Condensed Consolidated Statements of Income	19.8	34.5	12.8	5.2
Recognized in Other Comprehensive Income (Loss)	(231.8)	83.6	(49.9)	15.7
Total Comprehensive Investment Gains (Losses)	$(212.0)	$118.1	$(37.1)	$20.9

Investment Results (continued)
Income from Change in Fair Value of Equity Securities
The components of Income from Change in Fair Value of Equity Securities for the nine and three months ended September 30, 2018 were:

	Nine Months Ended	Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2018
Preferred Stocks	$(2.8)	$(0.2)
Common Stocks	(0.1)	(0.3)
Other Equity Interests:
Exchange Traded Funds	9.2	12.5
Limited Liability Companies and Limited Partnerships	5.8	(1.0)
Total Other Equity Interests	15.0	11.5
Income from Change in Fair Value of Equity Securities	$12.1	$11.0
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Fixed Maturities:
Gains on Sales	$11.2	$7.3	$5.9	$2.4
Losses on Sales	(6.5)	(0.4)	(2.5)	—
Equity Securities:
Gains on Sales	5.4	31.1	0.2	3.9
Real Estate:
Gains on Sales	—	6.4	—	1.6
Other:
Losses on Sales	(0.1)	(0.1)	—	—
Net Gains on Trading Securities	—	0.7	—	0.2
Net Realized Gains on Sales of Investments	$10.0	$45.0	$3.6	$8.1

Gross Gains on Sales	$16.6	$44.8	$6.1	$7.9
Gross Losses on Sales	(6.6)	(0.5)	(2.5)	—
Net Gains on Trading Securities	—	0.7	—	0.2
Net Realized Gains on Sales of Investments	$10.0	$45.0	$3.6	$8.1

Investment Results (continued)
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2018		Sep 30, 2017		Sep 30, 2018		Sep 30, 2017
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(0.5)	2	$(9.8)	8	$(0.2)	1	$(2.9)	3
Equity Securities	(1.8)	4	(0.7)	2	(1.6)	2	—	—
Net Impairment Losses Recognized in Earnings	$(2.3)		$(10.5)		$(1.8)		$(2.9)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2018, 92% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2018 and December 31, 2017:

		Sep 30, 2018		Dec 31, 2017
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,983.6	65.3%	$3,481.8	64.6%
2	BBB	1,621.8	26.5	1,335.2	24.8
3-4	BB, B	325.9	5.3	357.2	6.7
5-6	CCC or Lower	177.3	2.9	208.5	3.9
Total Investments in Fixed Maturities		$6,108.6	100.0%	$5,382.7	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $9.2 million and $6.9 million at September 30, 2018 and December 31, 2017, respectively.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2018 and December 31, 2017:

	Sep 30, 2018		Dec 31, 2017
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$858.9	10.4%	$556.1	8.2%
States and Political Subdivisions:
States	448.1	5.4	594.0	8.7
Political Subdivisions	146.3	1.8	171.1	2.5
Revenue Bonds	939.1	11.4	936.7	13.8
Foreign Governments	5.7	0.1	3.2	—
Total Investments in Governmental Fixed Maturities	$2,398.1	29.1%	$2,261.1	33.2%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2018 and December 31, 2017.

	Sep 30, 2018		Dec 31, 2017
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,237.2	15.0%	$1,168.8	17.2%
Finance, Insurance and Real Estate	1,218.8	14.8	780.2	11.5
Services	439.0	5.3	453.3	6.7
Transportation, Communication and Utilities	385.9	4.7	353.7	5.2
Mining	167.5	2.0	163.5	2.4
Retail Trade	148.2	1.8	102.6	1.5
Wholesale Trade	87.2	1.1	81.3	1.2
Agriculture, Forestry and Fishing	13.9	0.2	14.5	0.2
Other	12.8	0.2	3.7	0.1
Total Investments in Non-governmental Fixed Maturities	$3,710.5	45.1%	$3,121.6	46.0%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2018.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	481	$1,110.8
$5 -$10	140	1,012.2
$10 - $20	97	1,312.8
$20 - $30	10	241.7
Greater Than $30	1	33.0
Total	729	$3,710.5
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest bearing accounts. At September 30, 2018, the Company had $539.5 million invested in U.S. treasury bills, $124.3 million invested in money market funds which primarily invest in U.S. Treasury securities and $24.7 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2018:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$109.7	1.3%
Georgia	81.0	1.0
Michigan	80.1	1.0
Colorado	75.2	0.9
Louisiana	68.7	0.8
Virginia	61.7	0.7
California	60.2	0.7
Equity Securities—Other Equity Interests:
Vanguard World Stock ETF	90.3	1.1
iShares® Core MSCI Total International Stock ETF	79.1	1.0
Vanguard Total Stock Market ETF	64.8	0.8
Total	$770.8	9.3%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, hedge funds and distressed debt. As of January 1, 2018, the Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Prior to January 1, 2018 and the Company’s adoption of ASU 2016-01, the Company’s investments in limited liability investment companies and limited partnerships were reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities or Fair Value Option Investments depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2018 and December 31, 2017 is presented below.

	Unfunded Commitment	Reported Value	Reported Value
Asset Class	Sep 30, 2018	Sep 30, 2018	Dec 31, 2017
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$55.6	$86.9	$73.0
Senior Debt	22.1	7.8	4.8
Distressed Debt	—	36.7	47.5
Secondary Transactions	18.7	21.8	20.6
Leveraged Buyout	—	4.2	3.3
Growth Equity	—	5.3	5.7
Other	—	7.3	6.1
Total Equity Method Limited Liability Investments	96.4	170.0	161.0
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	95.6	112.1	102.2
Senior Debt	30.6	33.6	35.5
Distressed Debt	3.0	14.7	16.6
Secondary Transactions	10.3	9.9	8.9
Hedge Fund	—	22.6	—
Leveraged Buyout	3.1	4.0	6.3
Other	6.8	5.3	33.4
Total Reported as Other Equity Interests at Fair Value	149.4	202.2	202.9
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	1.5	—
Other	0.1	26.9	—
Total Reported as Equity Securities at Modified Cost	0.1	28.4	—
Reported as Fair Value Option Investments:
Hedge Funds	—	—	77.5
Total Investments in Limited Liability Companies and Limited Partnerships	$245.9	$400.6	$441.4
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the nine and three months ended September 30, 2018 and 2017 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Insurance Expenses:
Commissions	$400.0	$320.5	$166.6	$109.6
General Expenses	252.6	148.1	164.0	50.2
Taxes, Licenses and Fees	53.4	40.4	22.8	13.8
Total Costs Incurred	706.0	509.0	353.4	173.6
Policy Acquisition Costs:
Deferred	(358.7)	(262.3)	(156.1)	(91.6)
Amortized	277.7	234.6	98.2	80.4
Net Policy Acquisition Costs Amortized	(81.0)	(27.7)	(57.9)	(11.2)
Amortization of Insurance in Force	2.3	3.9	0.5	1.3
Insurance Expenses	627.3	485.2	296.0	163.7
Interest Expense	29.3	26.9	13.4	7.8
Other Expenses:
Loss (Gain) on Cash Flow Hedge	—	1.1	(0.2)	—
Acquisition Related Transaction, Integration and Other Costs	38.0	—	28.2	—
Other	49.1	31.1	20.3	10.4
Other Expenses	87.1	32.2	48.3	10.4
Interest and Other Expenses	116.4	59.1	61.7	18.2
Total Expenses	$743.7	$544.3	$357.7	$181.9
Insurance Expenses was $627.3 million for the nine months ended September 30, 2018, compared to $485.2 million for the same period in 2017. Insurance Expenses increased by $142.1 million in 2018, of which $122.2 million was due to the inclusion of Infinity. Insurance Expenses on Kemper’s legacy business increased due primarily to growth in business, partially offset by cost reduction initiatives.
Insurance Expenses was $296.0 million for the three months ended September 30, 2018, compared to $163.7 million for the same period in 2017. Insurance Expenses increased by $132.3 million in 2018, of which $122.2 million was due to the inclusion of Infinity. Insurance Expenses on Kemper’s legacy business increased due primarily to growth in business, partially offset by cost reduction initiatives.
Interest and Other Expenses was $116.4 million for the nine months ended September 30, 2018, compared to $59.1 million for the same period in 2017. Interest expense increased by $2.4 million in 2018 due primarily to higher levels of debt outstanding. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $54.9 million in 2018 due primarily to acquisition related transaction, integration costs and other costs.
Interest and Other Expenses was $61.7 million for the three months ended September 30, 2018, compared to $18.2 million for the same period in 2017. Interest expense increased by $5.6 million in 2018 due primarily to higher levels of debt outstanding. See MD&A, “Liquidity and Capital Resources,” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $37.9 million in 2018 due primarily to acquisition related transaction, integration and other costs.

Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2018, compared to 35% for the same period in 2017. The Company’s effective income tax rate from continuing operations differs from the federal corporate income tax rate due primarily to finalizing certain effects of the Tax Act on deferred income taxes, which were previously recorded as provisional amounts under SAB 118, tax-exempt investment income, dividends received deductions and a permanent difference between the amount of long-term equity-based equity compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income.
The Company recorded a tax benefit of $26.0 million for the nine and three months ended September 30, 2018 as a result of finalizing certain effects of the Tax Act on deferred income taxes, which were previously recorded as provisional amounts. The Company anticipates finalizing the remaining provisional amounts within deferred income tax assets and liabilities during the fourth quarter of 2018. See Note 9, “Income Taxes,” to the Condensed Consolidated Financial Statements for additional discussion.
Tax-exempt investment income and dividends received deductions collectively were $16.4 million for the nine months ended September 30, 2018, compared to $21.5 million for the same period in 2017. Tax-exempt investment income and dividends received deductions collectively were $6.5 million for the three months ended September 30, 2018, compared to $7.8 million for the same period in 2017. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $6.1 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the nine months ended September 30, 2018. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $2.1 million lower than the amount that would be deductible under the IRC for the three months ended September 30, 2018.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to October 1, 2018. Other than the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements, the impact of adopting new accounting guidance was not material. With the possible exceptions of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to the Accounting for Long-Duration Contracts, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after September 30, 2018 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement and Term-Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility includes a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase either the revolving credit or term loan borrowing capacity by $100.0 million. On June 29, 2018, the Company borrowed $250.0 million on the delayed draw term loan facility to finance the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. There were no outstanding borrowings at either September 30, 2018 or December 31, 2017 under the revolving credit agreement.
Infinity Debt
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.0% Senior Notes due September 19, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%.

Liquidity and Capital Resources (continued)
Long-term Debt
The Company has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of September 30, 2018. The Company initially issued $250 million of the 2025 Senior Notes in February of 2015. In June of 2017, Kemper issued an additional $200 million of its 2025 Senior Notes. The proceeds of the additional issuance were $200.2 million, net of discount and transaction costs, for an effective yield of 4.16%. The additional notes are fungible with the initial notes issued, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper used the net proceeds from the additional issuances for general corporate purposes. During the fourth quarter of 2016, in anticipation of a debt issuance in 2017, the Company entered into a derivative transaction to hedge changes in the benchmark U.S. Treasury. Amortization of the effective portion of this hedging arrangement effectively increases the yield on the additional issuance of 2025 Senior Notes from 4.16% to 4.42%.
See Note 4, “Debt,” to the Condensed Consolidated Financial Statements.
Short-term Debt
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock. Total holdings of FHLB of Chicago stock were $0.8 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively. Total holdings of FHLB of Dallas stock were $3.3 million at September 30, 2018 and December 31, 2017.
In June of 2018, United Insurance received advances of $55.0 million from the FHLB of Chicago and Trinity received advances of $55.0 million from the FHLB of Dallas. The advances, which were repaid in full on July 13, 2018, were made to facilitate the funding of the acquisition of Infinity. See Note 2, “Acquisition of Business” and Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional information.
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. The advances, which mature in one year or less, were made in connection with the start-up of the Company’s collateralized investment borrowing program. In connection with the advances, United Insurance pledged U.S. Government Agency securities with a fair value of $15.9 million at September 30, 2018. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheet at September 30, 2018 includes $10.0 million related to these advances.
There were no advances from the FHLB of Chicago or the FHLB of Dallas outstanding as of December 31, 2017.
See Note 4, “Debt,” to the Condensed Consolidated Financial Statements.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid $130.4 million in dividends to Kemper during the first nine months of 2018. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $70.6 million in dividends to Kemper during the remainder of 2018 without prior regulatory approval.
Acquisition of Infinity
On July 2, 2018, Kemper completed the acquisition of Infinity pursuant to the terms of the merger agreement dated February 13, 2018, with total cash, stock and equity-based compensation consideration paid to Infinity shareholders of approximately $1.5 billion. In conjunction with closing the acquisition, Kemper issued 13,184,107 shares, with an aggregate fair value of $982.5 million based on Kemper’s July 2, 2018 stock price of $74.53 per share, and paid $564.6 million in cash consideration. In addition, Kemper issued 44,010 restricted units under Kemper’s equity-based compensation plan to replace Infinity restricted shares that were outstanding immediately prior to the closing. The aggregate fair value of such Kemper restricted units granted was $3.3 million at July 2, 2018, of which $1.6 million is attributed to service provided prior to the closing and included in consideration paid. The remaining amount of $1.7 million is attributed to future service and will be recognized in

Liquidity and Capital Resources (continued)
compensation expense primarily over a period of two years. The cash consideration was funded by cash on hand as of July 2, 2018, inclusive of $250.0 million in borrowings under the Company’s delayed draw term loan facility and $110.0 million of Kemper subsidiary borrowings from the FHLB of Dallas and FHLB of Chicago. On July 13, 2018, Kemper subsidiaries repaid in full the $110.0 million of FHLB borrowings, plus accrued interest. See Note 4, “Debt,” to the Condensed Consolidated Financial Statements for additional information. Infinity is a national provider of auto insurance focused on serving the specialty, nonstandard segment. With approximately 2,300 employees, 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest nonstandard auto insurers in the United States.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first, second and third quarters of 2018. Dividends and dividend equivalents paid were $40.7 million for the nine months ended September 30, 2018.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $91.3 million at September 30, 2018, compared to $197.3 million at December 31, 2017.
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
Net Cash Provided by Operating Activities was $345.3 million for the nine months ended September 30, 2018, compared to $164.5 million for the same period in 2017.
Net Cash provided by Financing Activities was $218.5 million for the nine months ended September 30, 2018, compared to net cash used of $193.1 million for the same period in 2017. Net proceeds from borrowing under the term loan facility provided $249.4 million of cash for the nine months ended September 30, 2018. Net proceeds from FHLB advances provided $10.0 million of cash for the nine months ended September 30, 2018. Kemper used $40.7 million of cash to pay dividends for the nine months ended September 30, 2018, compared to $37.1 million of cash used to pay dividends in the same period of 2017. The quarterly dividend rate was $0.24 per common share for the first, second and third quarters of 2018 and each quarter of 2017.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $516.7 million for the nine months ended September 30, 2018, compared to Net Cash Provided by Investing Activities of $50.5 million for the same period in 2017. Short-term investments investing activities used $351.6 million of cash for the nine months ended September 30, 2018, compared to providing $40.4 million of cash for the same period in 2017. Fixed Maturities investing activities provided

Liquidity and Capital Resources (continued)
net cash of $613.0 million for the nine months ended September 30, 2018, compared to using $34.1 million of cash for the same period in 2017. Equity Securities investing activities used net cash of $157.7 million for the nine months ended September 30, 2018, compared to net cash used of $3.2 million for the same period in 2017. Equity Method Limited Liability Investments investing activities used net cash of $10.1 million for the nine months ended September 30, 2018, compared to net cash provided of $21.8 million for the same period in 2017. No cash was provided or used by Fair Value Option Investments investing activities for the nine months ended September 30, 2018, compared to net cash provided of $35.2 million for the same period in 2017. Net cash used for the acquisition of Infinity was $560.6 million. Net cash used for the acquisition and development of software was $53.9 million for the nine months ended September 30, 2018, compared to $28.8 million for the same period in 2017.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive financial instruments are generally classified as held for purposes other than trading. The Company has no significant holdings of financial instruments acquired for trading purposes. The Company has no significant holdings of derivatives.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2018 and December 31, 2017 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both September 30, 2018 and December 31, 2017. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both September 30, 2018 and December 31, 2017. All other variables were held constant.
The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2018 and December 31, 2017, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the common stock portfolio’s weighted-average beta of 1.00 and 1.00 at September 30, 2018 and December 31, 2017, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2018 and December 31, 2017, respectively, and weighted on the fair value of such securities at September 30, 2018 and December 31, 2017, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at September 30, 2018 and December 31, 2017. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.06 at and December 31, 2017, which was calculated for each hedge fund in the portfolio and weighted on the fair value of the hedge funds.
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2018
Assets:
Investments in Fixed Maturities	$6,108.6	$(340.8)	$—	$(340.8)
Investments in Equity Securities	815.8	(13.4)	(206.2)	(219.6)
Fair Value Option Investments	—	—	(0.7)	(0.7)
Liabilities:
Debt	$1,127.7	$—	$—	$—
December 31, 2017
Assets:
Investments in Fixed Maturities	$5,382.7	$(322.4)	$—	$(322.4)
Investments in Equity Securities	526.0	(6.3)	(134.9)	(141.2)
Fair Value Option Investments	77.5	—	(1.4)	(1.4)
Liabilities:
Debt	$614.6	$30.1	$—	$30.1

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
On July 2, 2018, Kemper completed its acquisition of Infinity, at which time Infinity and its subsidiaries became subsidiaries of Kemper. See Note 2, Acquisition of Business,” to the Condensed Consolidated Financial Statements (Unaudited) in Part 1 of this Form 10-Q for further details of the transaction. The Company is currently in the process of assessing Infinity’s material internal controls over financial reporting. Other than in connection with this acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Items not listed here have been omitted because they are inapplicable or the answer is negative.
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
Except for the deletion in their entirety of the risk factors appearing under the heading “Risks Relating to the Infinity Merger,” noted in Item 1A. of Part II of Kemper’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2018, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2017 Annual Report,
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended September 30, 2018 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs (1)	(Dollars in Millions) (1)
July 2018	34,455	$74.53	—	$243.7
August 2018	—	$—	—	$243.7
September 2018	—	$—	—	$243.7
(1) On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock.
Total Number of Shares Purchased in the preceding table include 34,455 shares that were withheld to satisfy certain employee tax withholding obligations in connection with the acquisition of Infinity.

Total Number of Shares Purchased in the preceding table include 34,455 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended September 30, 2018.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Form of Senior Indenture, dated as of August 6, 2010, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	S-3	333-168605	4.4	August 6, 2010
4.2	First Supplemental Indenture, dated as of September 17, 2012, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	8-K	000-50167	4.1	September 17, 2012
10.1*	Agreement and Plan of Merger dated as of February 13, 2018, by and among Kemper Corporation, Vulcan Sub, Inc. and Infinity Property and Casualty Corporation	8-K	001-18298	2.1	February 14, 2018
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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
* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	November 5, 2018	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2018	/S/ JAMES J. MCKINNEY
James J. McKinney
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2018	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)