Form 10-K
period 2018-12-31
KEMPER Corp
filed 2019-02-20
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-18298
Kemper Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 E. Randolph Street, Suite 3300, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 661-4600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	New York Stock Exchange
7.375% Subordinated Debentures due 2054	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
           Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.9 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 64,757,594 shares of common stock outstanding as of January 25, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2018 Annual Report on Form 10-K (the “2018 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2018 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2018 Annual Report, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

•
Increased costs and risks related to cybersecurity that could materially affect the Company’s operations, including, but not limited to, data breaches, cyber-attacks, virus or malware installation or other system hazards or infiltrations affecting system integrity, availability and performance, and actions taken to minimize and remediate the risks thereof; and

Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”).
Kemper cannot provide any assurances that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2018 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products to individuals and businesses. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, and as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, which also maintains an Internet site at sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Acquisition of Infinity Property and Casualty Corporation
On July 2, 2018, Kemper acquired 100% of the outstanding common stock of Infinity Property and Casualty Corporation (“Infinity”), pursuant to the terms of an Agreement and Plan of Merger, dated February 13, 2018, with total cash, stock and equity-based compensation consideration paid to Infinity shareholders of approximately $1.5 billion (the “Infinity Merger”). Additional information pertaining to the Infinity Merger is contained in Note 3, “Acquisition of Business,” to the Consolidated Financial Statements appearing in Item 8 of Part II of this 2018 Annual Report.
(c) DESCRIPTION OF BUSINESS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Preferred Property & Casualty Insurance, Specialty Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 8,100 full-time associates supporting their operations, of which approximately 1,300 are employed in the Preferred Property & Casualty Insurance segment, approximately 2,600 are employed in the Specialty Property & Casualty Insurance Segment, approximately 3,300 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.

Property and Casualty Insurance Business
General
The Company’s property & casualty insurance business operations are conducted primarily through the Preferred Property & Casualty Insurance and Specialty Property & Casualty Insurance segments. In addition, the Life and Health Insurance segment’s career agents also sell contents coverage for personal property to its customers. Collectively, these segments provide preferred automobile, specialty automobile, homeowners, renters, fire, umbrella and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses.
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
The Preferred Property & Casualty Insurance and Specialty Property & Casualty Insurance segments distribute their products primarily through independent agents and brokers who are paid commissions for their services.
Preferred Property & Casualty Insurance
The Preferred Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 45 states and the District of Columbia. As shown in the following table, five states provided 68% of the segment’s premium revenues in 2018.

State	Percentage of Total Premiums
California	22%
New York	17%
Texas	15%
North Carolina	10%
Illinois	4%
The Preferred Property & Casualty Insurance segment primarily sells preferred automobile insurance, homeowners insurance and other personal insurance. The segment’s insurance products accounted for 22%, 31% and 33% of the Company’s consolidated insurance premiums in 2018, 2017 and 2016, respectively. The segment’s insurance products are marketed by approximately 4,800 independent insurance agents to individuals who have demonstrated favorable risk characteristics and loss history.
Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 43 states. As shown in the following table, three states provided 92% of the segment’s premium revenues in 2018.

State	Percentage of Total Premiums
California	73%
Texas	10%
Florida	9%
The Specialty Property & Casualty Insurance segment provides personal and commercial automobile insurance to value-minded consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. The segment’s insurance products accounted for 60%, 43% and 39% of the Company’s consolidated insurance premiums in 2018, 2017 and 2016, respectively. The segment’s insurance products are marketed through approximately 21,000 independent agents and brokers.

Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Business Segments:
Preferred Property & Casualty Insurance	$452.9	$461.9
Specialty Property & Casualty Insurance	1,387.0	514.4
Life & Health Insurance	4.4	4.1
Total Business Segments	1,844.3	980.4
Discontinued Operations	27.4	33.1
Unallocated Reserves	3.2	3.3
Total Property & Casualty Insurance Reserves	$1,874.9	$1,016.8
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
Development of property and casualty insurance losses and LAE from prior accident years for each of the Company’s continuing business segments and discontinued operations in 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2018	2017	2016
Continuing Operations:
Preferred Property & Casualty Insurance	$8.3	$(15.7)	$23.4
Specialty Property & Casualty Insurance	(1.7)	(3.8)	(9.1)
Life & Health Insurance	(1.4)	(0.9)	0.1
Total Favorable (Adverse) Development from Continuing Operations, Net	5.2	(20.4)	14.4
Discontinued Operations	2.2	1.5	6.3
Total Favorable (Adverse) Development, Net	$7.4	$(18.9)	$20.7
See MD&A, “Loss and LAE Reserve Development,” “Preferred Property & Casualty Insurance,” “Specialty Property & Casualty Insurance,” and “Life & Health Insurance,” for the impact of development on the results reported by the Company’s business segments. Also see MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 64 for additional information about the Company’s reserving practices.
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2014-2017 accident years as of December 31, 2018, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2018. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2018 Annual Report utilize ISO’s definition of catastrophes.
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
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and an aggregate excess property catastrophe reinsurance contract. The Company’s insurance subsidiaries also purchase reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s catastrophe reinsurance program.
The 2019 catastrophe reinsurance program covering the property and casualty insurance companies is provided by (i) three multi-year excess of loss reinsurance contracts, (ii) an annual excess of loss reinsurance contract (the “2019 Annual Excess of Loss Contract”) and (iii) an annual aggregate excess property catastrophe reinsurance contract (the “2019 Aggregate Property Catastrophe Reinsurance Contract”).
Multi-year Excess of Loss Reinsurance Contracts
The first multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2017 through December 31, 2019 (the “2017 Reinsurance Contract”). The 2017 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million. Under the 2017 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2017 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2019.
The second multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2018 through December 31, 2020 (the “2018 Reinsurance Contract”). The 2018 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2017 Reinsurance Contract. Under the 2018 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2018 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2019.
The third multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2019 through December 31, 2021 (the “2019 Reinsurance Contract”). The 2019 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2017 Reinsurance Contract and 2018 Reinsurance Contract. Under the 2019 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2019 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2019.
Annual Excess of Loss Reinsurance Contract
The 2019 Annual Excess of Loss Contract provides coverage for the annual period of January 1, 2019 through December 31, 2019. The 2019 Annual Excess of Loss Contract provides coverage for losses on individual catastrophes of $25 million in excess of $250 million, and represents additional coverage when comparing the 2019 and 2018 catastrophe reinsurance programs.
Summary of Excess of Loss Reinsurance Contracts
Coverage on individual catastrophes provided under the three multi-year excess of loss reinsurance contracts for 2019 (January 1, 2019 to December 31, 2019) and the 2019 Annual Excess of Loss Contract is provided in various layers as summarized below.

	Catastrophe Losses and LAE		Combined Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	95.0
3rd Layer of Coverage	250.0	275.0	95.0
The estimated annual premium in 2019 for the three multi-year excess of loss reinsurance contracts and the 2019 Annual Excess of Loss Contract presented in the preceding table is $10.5 million. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the second layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the third layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
Aggregate Property Catastrophe Reinsurance Contract
The 2019 Aggregate Property Catastrophe Reinsurance Contract is effective for the period of January 1, 2019 through December 31, 2019 and provides coverage for accumulated catastrophe losses of $50 million in excess of $60 million on property losses arising out of one or more of the following perils from storms or storm systems that are not named storms: (1) windstorm; (2) hail; (3) tornado and (4) fire; including ensuing collapse and water damage.

Coverage provided under the 2019 Aggregate Property Catastrophe Reinsurance Contract (January 1, 2019 to December 31, 2019) is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
The estimated annual premium for the 2019 Aggregate Property Catastrophe Reinsurance Contract is $11.5 million.
The coverage presented in the preceding tables differs from the coverage provided in 2018. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the 2018 catastrophe reinsurance program for the Company’s property and casualty insurance companies. To maintain the same level and percentage of coverage in subsequent years as provided by the catastrophe reinsurance program in 2019, the Company’s property and casualty insurance companies will need to purchase additional reinsurance in the future for the portion of coverage expiring at the end of 2019, 2020 and 2021.
Other
In addition to the catastrophe loss exposures caused by natural events described above, Kemper’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature, occurrence and severity of which in any period cannot be accurately predicted. The companies have reinsurance coverage to address certain exposures to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act and the coverage for non-certified events is available in the catastrophe reinsurance program for the property and casualty insurance companies. However, certain perils, such as biological, chemical, nuclear pollution or contamination, are excluded from the reinsurance coverage for non-certified events.
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
Pricing
Pricing levels for property and casualty insurance products are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which could reduce underwriting margins. See MD&A under the caption “Preferred Property & Casualty Insurance” and “Specialty Property & Casualty Insurance.”
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2017, there were 1,158 property and casualty insurance groups in the United States. Kemper’s property and casualty group, adjusted for the inclusion of Infinity, was among the top 7% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and net admitted assets in 2017. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 14th largest writer as measured by net written premiums in 2017.

Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	63	94%
Net Written Premiums	30	97
Capital and Surplus	71	93
In 2017, the U.S. property and casualty insurance industry’s estimated net premiums written were $562 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies, adjusted to include Infinity, wrote 1% of the industry’s 2017 premium volume.
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
Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services. Earned premiums from life insurance accounted for 11%, 16% and 17% of the Company’s consolidated insurance premiums earned in 2018, 2017 and 2016, respectively.
As shown in the following table, five states provided 48% of the premium revenues in this segment in 2018.

State	Percentage of Total Premiums
Texas	19%
Louisiana	11
Alabama	7
Mississippi	6
Florida	5
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 73% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,200 career agents to distribute insurance products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average approximately $23 per policy per month with an average face value of $6,200. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
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
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 6% in 2018, 2017 and 2016.
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

Competition
Based on the most recent data published by A.M. Best, as of the end of 2017, there were 398 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 25% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	90	77%
Net Written Premiums	91	77
Capital and Surplus	96	75
Kemper’s life and health insurance subsidiaries generally compete by using appropriate pricing, offering products to selected markets or geographies, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.
Investments
The quality, nature and amount of the various types of investments that can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships. In addition, the quality, nature and amount of the various types of investments held by Kemper’s insurance subsidiaries affect the amount of asset risk calculated by regulators and rating agencies in determining required capital. See “Regulation” immediately following this subsection and Item 1A., “Risk Factors,” under the caption “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income, the change in fair value of equity and convertible securities and cause realized and unrealized losses.”
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
Regulation
Overview of State Regulation
Kemper’s insurance subsidiaries are subject to extensive regulation, primarily, but not exclusively, at the state level. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, rate setting, licensing to transact business, market conduct, trade practices, underwriting standards, claims handling practices, transactions with affiliates, payment of dividends, nature and amount of investments, solvency, reserve adequacy, statutory accounting methods, risk management and corporate governance. In addition, insurance regulatory authorities perform periodic examinations of an insurer’s financial condition, market conduct activities and other affairs. Some of these matters are discussed in more detail below.
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

Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws or regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2018, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements.
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
Cybersecurity Regulation
Insurance regulators have been focusing increased attention on data security during financial exams, and laws and regulations have been enacted that impose significant requirements and standards for protecting personally identifiable information of insurance company policyholders. For example, the New York Department of Financial Services adopted a sweeping cybersecurity regulation that took effect in 2017 requiring a cybersecurity program which promotes the protection of customer information as well as the information technology systems of regulated entities, and similar regulations have been adopted in a number of other states. In addition, some states have enacted statutes based on a model data security law adopted by the NAIC that imposes additional requirements on insurance companies. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. Additional state laws outside of the insurance industry impose notification requirements in the event of cybersecurity breaches affecting their residents. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.
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

Change in Control Requirements
State insurance laws also impose requirements that must be met prior to a change of control of an insurance company or insurance holding company based on the insurer’s state of domicile and, in some cases, additional states in which the insurance subsidiary is deemed commercially domiciled. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled or deemed commercially domiciled in Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New York, Ohio, Oklahoma, Oregon, Texas and Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of insurance regulators in each state in which the Company’s insurance subsidiaries are domiciled or deemed commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulators. Similarly, consistent with the Model Holding Company Act, several of the states in which the Company’s insurance subsidiaries are domiciled have enacted legislation that requires either the divesting and/or acquiring company to notify regulators of, and in some cases to receive regulatory approval for, a change in control.
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
Federal Government Regulation
Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Financial Reform Efforts
As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in 2010. The Dodd-Frank Act also created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system. The FIO submitted reports to Congress in 2013 and 2014 addressing how to improve and modernize the system of insurance regulation. The Dodd-Frank Act includes a number of financial reforms and regulations that may affect our business and financial reporting. However, there remains uncertainty regarding the future of the Dodd-Frank Act and how it may impact our business.
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
Gramm-Leach-Bliley Act and HIPAA
The federal Gramm-Leach-Bliley Act requires financial institutions, including insurers, to protect the privacy of non-public information, to restrict use of such information and disclosure to non-affiliated third parties, and to provide notices to customers regarding use of their non-public personal information and an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law.
The federal Health Insurance Portability and Accountability Act of 1996, as amended in 2009 by the HITECH Act, (“HIPAA”), and implementing regulations, impose extensive obligations regarding the privacy and security of protected health information. Covered entities subject to HIPAA, which include issuers of health insurance coverage and health benefit plan sponsors, must implement policies and procedures governing the use, storage and disclosure of such information and related employee training, breach notification procedures and other requirements.
Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider all of these factors along with the other information included in this 2018 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Risks Relating to Legal and Regulatory Environment
Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims handling practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy and data security. They also require the filing of annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict the companies from implementing premium rate changes for property, casualty and health insurance policies, introducing new, or making changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and related emerging developments, see “Regulation” in Item 1, beginning on page 11.
These laws and regulations, and their interpretation by the various regulators and courts, are subject to continual revision and expansion. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, issues may emerge, whether intended or not. These changes and emerging issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims, accelerating the payment of claims or adding to operational costs. Industry practices that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
One area where the legal and regulatory landscape has experienced significant change is in connection with the mandated use of death verification databases by life insurance companies in their policy administration and claims handling practices. Over the last decade, many states have adopted new laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File (the “DMF”), to varying degrees in order to ascertain if an insured may be deceased. More than half of the states have adopted such laws, and Kemper cannot predict whether additional states will enact similar legislation or, if enacted, what form such legislation may take. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim, including proof of death, as required by regulator-approved policy forms and the insurer was otherwise unaware of the insured’s death. In a related development, many states have expanded the application of their unclaimed property laws, particularly as they relate to life insurance proceeds, and a large number of states have engaged audit firms to examine the practices of life insurance companies with respect to the reporting and remittance of such proceeds under unclaimed property laws. The push to alter practices that were previously considered lawful and appropriate relative to both claims handling and remittance of life insurance policy proceeds under unclaimed property laws has led to the Company’s involvement in compliance audits, market conduct examinations and litigation. In 2016, the Company initiated a voluntary, comprehensive process to compare life insurance records against the DMF and other databases to determine if any of its insured may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for further details.
The financial services industry, including insurance companies and their holding company systems, remains under regulatory scrutiny. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several developments have the potential to significantly impact such operations. This includes increased legislative and regulatory focus on cybersecurity and adoption of extensive modifications to state holding company laws that substantially expand the oversight and examination powers of insurance regulators beyond licensed insurance companies to their non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. In addition, the Health Care Acts have resulted in regulations affecting health insurers such as Reserve National, and potential changes to the state insurance regulatory system may result from the Dodd-Frank Act. See the discussion of these matters under “Regulation” in Item 1, beginning on page 11.
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
In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection that Kemper’s property and casualty insurance subsidiaries may purchase. A decrease in the amount of reinsurance protection that such subsidiaries purchase generally should increase their risk of a more severe loss. If the amount of available reinsurance is reduced, such subsidiaries may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of such subsidiaries to write future insurance policies or result in their retaining more risk with respect to such policies.
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
Risks Relating to Competition
A downgrade in the ratings of Kemper or its insurance subsidiaries below A- could materially and adversely affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. Ratings agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings following developments that they deem negative. This can include factors directly related to the Company, such as an increase in the catastrophic risk retained by Kemper’s insurance subsidiaries, or developments in industry or general economic conditions. A downgrade by A.M. Best in the ratings of Kemper’s insurance subsidiaries below A-, particularly those operating in the preferred and standard market or offering homeowners insurance, could result in a substantial loss of business if independent agents and brokers or policyholders of such subsidiaries move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could materially and adversely affect the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to access the capital markets or may increase the cost to refinance existing debt.

The insurance industry is highly competitive, making it difficult to grow profitability and within expectations of investors.
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as quality of management, product pricing, service quality, ease of doing business, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

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
See “Competition” in Item 1 of Part I beginning on page 8 and page 11 for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.
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
Data and analytics play an increasingly important role in the insurance industry. The Company may periodically initiate multi-year technology projects to enhance operations or replace aging systems. While technology developments can facilitate the use and enhance the value of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can present significant economic and organizational challenges to the Company and potential short-term cost and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time.
Due to the highly-regulated nature of the financial services industry, the Company also faces rising costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace the Company’s aging systems and to comply with new regulatory requirements as needed over time are expected to be material. Due to the complexities involved, there can be no assurances that new multi-year projects will be successful and that the costs incurred to develop and implement replacement systems will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from the Company’s delay or inability to design and introduce new insurance products that meet emerging consumer needs competitive trends.
Failure to maintain the security of personal data may result in lost business, reputational harm, legal costs and regulatory penalties.
Kemper’s insurance subsidiaries obtain, process and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. An increasing array of laws and regulations govern the use, transfer and storage of such data, including, for example, social security numbers, credit card data and protected health information. Despite the Company’s use of a sophisticated array of security measures and the maintenance of policies and procedures designed to enhance security, the Company’s data systems, and those of its third party administrators and other business partners working on behalf of the Company, may be vulnerable to security breaches due to the increasing sophistication of cyber-attacks, viruses, malware and other infiltration, hackers and other external hazards, as well as equipment and system failures and inadvertent errors, negligence or intentional misconduct of employees and/or contractors. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These increased risks can result in data loss, business interruption and litigation, and together with expanding regulatory requirements related to personal data privacy and security, expose the Company to potential damages, regulatory fines and other liabilities, reputational risk and significant increases in compliance and litigation costs. There is no guarantee that the cyber risk insurance policies Kemper maintains will be sufficient to cover all of the costs of one or more data breach incidents that could occur.
The Company relies increasingly on electronic payments from policyholders, including, but not limited to, payment by credit and debit cards. Failure to maintain compliance with laws and industry regulations governing such transactions could result in additional costs and damages. For example, in the event of non-compliance with the Payment Card Industry Data Security Standard, an information security framework for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent Kemper’s insurance subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on Kemper’s insurance subsidiaries.
Failure to maintain the availability of critical systems may result in lost business, reputational harm, legal costs and regulatory penalties.
The Company’s business operations rely on the continuous availability of its own computer systems, systems and software hosted by vendors, and computer systems used by third party administrators and contractors working on behalf of the Company. In addition to disruptions caused by cyber-attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes. The failure of the Company, or its third party administrators or other business partners, to maintain business continuity in the wake of such events may prevent the timely performance of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, payment processing, treasury and investment operations and payroll. These failures could result in significant loss of business, fines and litigation.
Risks Relating to Investments
The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income, the change in fair value of equity and convertible securities and cause realized and unrealized losses.
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
The Company invests a portion of its investment portfolio in equity securities, which generally have more volatile returns than fixed income securities and may experience sustained periods of depressed values. There are multiple factors that could negatively impact the performance of the Company’s equity portfolio, including general economic conditions, industry or sector deterioration and issuer-specific concerns. A decline in equity values may result in a decrease in dividend income and significant losses recognized by the Company in the period such changes in fair values occur.
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
The Company routinely evaluates opportunities for transactions such as mergers, acquisitions and/or divestitures that would enhance its business and align with the Company’s strategic plans. Kemper’s ability to achieve the anticipated financial benefits from transactions may not be realized due to any number of factors, including, but not limited to, integration difficulties or failures, the loss of key agents/brokers, customers or employees, unexpected or underestimated liabilities, increased costs, fees, expenses and charges related to transactions, or may be delayed by factors outside of the Company’s control. Furthermore, such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. These and other factors could have a negative impact on Kemper’s financial condition, profitability and results from operations.
Risks Relating to the Infinity Merger
We will incur significant transaction and integration costs in connection with the Infinity Merger.
We expect to incur various costs associated with integrating the operations of Kemper and Infinity. A substantial majority of these costs will be non-recurring expenses resulting from the transaction, including (i) facilities and systems consolidation and integration costs and (ii) employment related costs. We may incur additional unanticipated costs to integrate the businesses. As a result of such integration and consolidation activities, we may abandon, or shorten the useful lives, of assets that we currently use, which may result in us impairing an asset or accelerating depreciation and/or amortization of such assets. Although we expect that the elimination of redundant costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset such incremental, non-recurring costs over time, this net benefit may not be achieved in the near term, or at all.
To be successful, the combined company following the Infinity Merger must retain and motivate key employees, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.
The success of the combined company following the Infinity Merger largely depends on the skills, experience and continued efforts of management and other key personnel for each of Kemper and Infinity. As a result, to be successful, the combined company must retain and motivate executives and other key employees. Certain specified management employees of Infinity have executed retention letters and related employment agreements with Kemper to continue their employment for a period of two years following the Infinity Merger. However, certain key managers and functional area employees will continue to be at-will employees following the Infinity Merger and there is no assurance that these individuals will remain with the combined company. If these personnel were to leave, the combined company may experience increased difficulty in managing the ongoing business operations and integrating the businesses and may not be able to adequately replace such personnel, which could have a material adverse effect on the combined company’s overall business, results of operations and financial condition.
We cannot assure our shareholders that the risks described above in this risk factor will not materialize and will not materially adversely affect our business, financial results and stock prices.
Item 1B.    Unresolved Staff Comments.
The Company has no unresolved staff comments issued more than 180 days before December 31, 2018, the date of this Annual Report on Form 10-K.
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy eleven buildings located in seven states consisting of approximately 400,000 square feet in the aggregate. One of Kemper’s subsidiaries owns one building totaling approximately 4,000 square feet which was vacant at December 31, 2018. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries.
Leased Facilities
The Company leases two floors, or approximately 65,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 490,000 at 28 locations in ten states. The latest expiration date of the existing leases is in May 2026. Kemper’s life and health insurance subsidiaries lease facilities with aggregate square footage of approximately 450,000 at 123 locations in 27 states. The latest expiration date of the existing leases is in January 2025. Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 31,000 square feet at three locations in three states. The latest expiration date of the existing leases is in June 2021.
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
Holders
As of January 25, 2019, the number of record holders of Kemper’s common stock was 3,397.
Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Dec 31, 2018
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Dec 31, 2017
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 9, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300.0 million of Kemper’s common stock. As of December 31, 2018, the remaining share repurchase authorization was $243.7 million under the repurchase program. The Company did not repurchase any shares during the three months ended December 31, 2018.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2013 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2013	2014	2015	2016	2017	2018
Kemper Corporation	$100.00	$90.69	$96.00	$117.47	186.46	$182.07
S&P MidCap 400 Index	100.00	109.77	107.38	129.65	150.71	134.01
S&P Supercomposite Insurance Index	100.00	108.71	112.67	133.93	155.34	140.32

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is presented below. See Note 2, “Summary of Accounting Policies and Accounting Changes”, and Note 3, “Acquisition of Business,” to the Consolidated Financial Statements for items which may affect comparability of selected financial information across the periods presented.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2018	2017	2016	2015	2014
FOR THE YEAR
Earned Premiums	$3,384.4	$2,350.0	$2,220.0	$2,009.6	$1,862.2
Net Investment Income	340.9	327.2	298.3	302.6	309.1
Other Income	42.2	4.0	3.2	3.7	1.4
Loss from Change in Fair value of Equity and Convertible Securities	(64.3)	—	—	—	—
Net Realized Gains on Sales of Investments	26.4	56.5	33.1	52.1	39.1
Net Impairment Losses Recognized in Earnings	(4.5)	(14.3)	(32.7)	(27.2)	(15.2)
Total Revenues	$3,725.1	$2,723.4	$2,521.9	$2,340.8	$2,196.6
Income from Continuing Operations	$188.4	$119.9	$12.7	$80.2	$112.6
Income from Discontinued Operations	1.7	1.0	4.1	5.5	1.9
Net Income	$190.1	$120.9	$16.8	$85.7	$114.5
Per Unrestricted Share:
Income from Continuing Operations	$3.22	$2.32	$0.25	$1.55	$2.08
Income from Discontinued Operations	0.03	0.02	0.08	0.10	0.04
Net Income	$3.25	$2.34	$0.33	$1.65	$2.12
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$3.19	$2.31	$0.25	$1.55	$2.08
Income from Discontinued Operations	0.03	0.02	0.08	0.10	0.04
Net Income	$3.22	$2.33	$0.33	$1.65	$2.12
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96	$0.96	$0.96
AT YEAR END
Total Assets	$11,544.9	$8,376.2	$8,210.5	$8,036.1	$7,833.4
Insurance Reserves	$5,433.6	$4,537.8	$4,406.7	$4,203.8	$4,007.6
Unearned Premiums	1,424.3	653.9	618.7	613.1	536.9
Long-term Debt, Current and Non-current	909.0	592.3	751.6	750.6	752.1
All Other Liabilities	727.9	476.6	458.3	476.2	446.1
Total Liabilities	8,494.8	6,260.6	6,235.3	6,043.7	5,742.7
Shareholders’ Equity	3,050.1	2,115.6	1,975.2	1,992.4	2,090.7
Total Liabilities and Shareholders’ Equity	$11,544.9	$8,376.2	$8,210.5	$8,036.1	$7,833.4
Book Value Per Share	$47.10	$41.11	$38.52	$38.82	$39.88

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $190.1 million ($3.25 per unrestricted common share) for the year ended December 31, 2018, compared to $120.9 million ($2.34 per unrestricted common share) for the year ended December 31, 2017. Income from Continuing Operations was $188.4 million ($3.22 per unrestricted common share) in 2018, compared to $119.9 million ($2.32 per unrestricted common share) in 2017.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) along with the components of Adjusted Consolidated Net Operating Income is presented below for the years ended December 31, 2018, 2017 and 2016.

DOLLARS IN MILLIONS	2018	2017	Increase (Decrease) in Income from 2017 to 2018	2016	Increase (Decrease) in Income from 2016 to 2017
Net Income	$190.1	120.9	69.2	16.8	104.1
Less Income from Discontinued Operations	1.7	1.0	0.7	4.1	(3.1)
Income from Continuing Operations	188.4	119.9	68.5	12.7	107.2
Less Net Income (Loss) from:
Change in Fair Value of Equity and Convertible Securities	(50.8)	—	(50.8)	—	—
Net Realized Gains on Sales of Investments	20.9	36.7	(15.8)	21.5	15.2
Net Impairment Losses Recognized in Earnings	(3.6)	(9.3)	5.7	(21.2)	11.9
Acquisition Related Transaction, Integration and Other Costs	(36.5)	—	(36.5)	—	—
Adjusted Consolidated Net Operating Income	258.4	92.5	165.9	12.4	80.1

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income (Loss) From:
Preferred Property & Casualty Insurance	$25.7	$(45.4)	$71.1	$15.6	$(61.0)
Specialty Property & Casualty Insurance	115.8	56.3	59.5	(14.5)	70.8
Life & Health Insurance	91.5	91.9	(0.4)	31.0	60.9
Segment Net Operating Income	233.0	102.8	130.2	32.1	70.7
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	26.4	7.4	19.0	—	7.4
Partial Satisfaction of Judgment	28.2	—	28.2	—	—
Other	(29.2)	(17.7)	(11.5)	(19.7)	2.0
Corporate and Other Net Operating Income (Loss)	25.4	(10.3)	35.7	(19.7)	9.4
Adjusted Consolidated Net Operating Income	$258.4	$92.5	$165.9	12.4	$80.1
Net Income
2018 Compared with 2017
The Company’s net income increased by $69.2 million in 2018, compared to 2017. In the Preferred Property & Casualty Insurance segment, segment net operating results increased by $71.1 million due primarily to lower catastrophe losses and LAE (excluding reserve development) and the favorable impact of loss and LAE reserve development, partially offset by higher insurance expenses as a percentage of earned premiums. See MD&A, “Preferred Property & Casualty Insurance,” beginning on page 33 for additional discussion of the segment’s results. In the Specialty Property & Casualty Insurance segment, segment net operating results increased by $59.5 million due primarily to the impact of lower underlying losses and LAE as a percentage of earned premiums on a higher level of earned premiums, higher net investment income and lower levels of adverse loss and LAE reserve development, partially offset by the impact of higher insurance expenses as a percentage of earned premiums on a higher level of earned premiums and driven by the amortization of purchase accounting adjustments associated with Kemper’s acquisition of Infinity. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 40 for additional discussion

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
of the segment’s results. In the Life & Health Insurance segment, segment net operating income decreased by $0.4 million due primarily to higher policyholders’ benefits and incurred losses and LAE and lower net investment income, almost entirely offset by lower income tax expense due to the lower corporate income tax rate in 2018. See MD&A, “Life & Health Insurance,” beginning on page 45 for additional discussion of the segment’s results. Additionally, the Company’s results were impacted in 2018, compared to 2017, by transaction and integration costs associated with Kemper’s acquisition of Infinity and a loss from the change in the fair value of the Company’s equity security portfolio, for which such changes are recorded through the Consolidated Statement of Income in 2018, compared to Accumulated Other Comprehensive Income, in 2017, partially offset by the positive effects of tax law changes and the partial satisfaction of a legal judgment. See MD&A, “Investment Results,” beginning on page 50 and MD&A, “Income Taxes,” beginning on page 57 and Note 23, “Contingencies.” to the Consolidated Financial Statements for additional discussion.
2017 Compared with 2016
The Company’s net income increased by $104.1 million in 2017, compared to 2016. In the Preferred Property & Casualty Insurance segment, segment net operating results deteriorated by $61.0 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and an unfavorable change in loss and LAE reserve development, partially offset by higher net investment income. See MD&A, “Preferred Property & Casualty Insurance,” beginning on page 33 for additional discussion of the segment’s results. In the Specialty Property & Casualty Insurance segment, segment net operating results increased by $70.8 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, lower insurance expenses as a percentage of earned premiums and higher net investment income. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 40 for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income increased by $60.9 million due primarily to a $50.5 million after-tax charge in 2016 to recognize the impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. See MD&A, “Life & Health Insurance,” beginning on page 45 for additional discussion of the segment’s results. The Company’s results were also positively impacted in 2017, compared to 2016, by higher net realized gains on sales of investments, lower impairment losses recognized in earnings and a lower unallocated net operating loss, due primarily to an income tax benefit of $7.4 million to recognize the effects of changes in the federal income tax law. See MD&A, “Investment Results,” beginning on page 50 and MD&A, “Income Taxes,” beginning on page 57 for additional information.
Revenues
2018 Compared with 2017
Earned Premiums were $3,384.4 million in 2018, compared to $2,350.0 million in 2017, an increase of $1,034.4 million driven primarily by growth in Kemper’s legacy specialty personal automobile insurance and the acquisition of Infinity. Earned Premiums increased by $1,021.7 million, $0.4 million and $12.3 million in the Specialty Property & Casualty Insurance segment, Preferred Property & Casualty Insurance Segment and Life & Health Insurance segment, respectively. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 40, MD&A, “Preferred Property & Casualty Insurance,” beginning on page 33 and MD&A, “Life & Health Insurance,” beginning on page 45 for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $13.7 million in 2018 due primarily to a higher level of investments in fixed income securities and short-term securities, partially offset by a lower rate of return from Alternative Investments, lower yields on fixed income securities and the impact of presenting Fair Value Option Investments within Loss from Change in Fair Value of Equity and Convertible Securities (outside of Net Investment Income) as of January 1, 2018. Net Investment Income from Alternative Investments, which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities at Fair Value or Equity Securities at Modified Cost, decreased by $17.3 million. Alternative investment income from Equity Method Limited Liability Investments decreased by $13.8 million. Alternative investment income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $2.2 million for the year ended December 31, 2018, compared to the same period in 2017. No Net Investment Income was recorded on Fair Value Option Investments for the year ended December 31, 2018, compared to $1.3 million for the same period in 2017. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 50 for additional discussion.
Other Income increased by $38.2 million for the year ended December 31, 2018, compared to the same period in 2017, due primarily to the the partial satisfaction of a final judgment against Computer Sciences Corporation (“CSC”). See Note 23,

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
“Contingencies.” to the Consolidated Financial Statements for additional discussion. The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in the Consolidated Financial Statements.
The Company adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018. As a result of adoption, beginning in 2018, changes in the fair value of the Company’s investments in equity securities with readily determinable fair values are recognized in the Consolidated Statements of Income. Loss from Change in Fair Value of Equity and Convertible Securities recognized in the Consolidated Statements of Income was $64.3 million in 2018. Prior to 2018, changes in the fair value of equity securities were recognized in other comprehensive income. See MD&A, “Investment Results,” under the sub-caption “Loss from Change in Fair Value of Equity and Convertible Securities” beginning on page 51 for additional discussion
Net Realized Gains on Sales of Investments were $26.4 million in 2018, compared to $56.5 million in 2017. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 52 for additional discussion. Net Impairment Losses Recognized in Earnings in 2018 and 2017 were $4.5 million and $14.3 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 52 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
2017 Compared with 2016
Earned Premiums were $2,350.0 million in 2017, compared to $2,220.0 million in 2016, an increase of $130.0 million. Earned Premiums increased by $132.4 million and $8.8 million in the Specialty Property & Casualty Insurance and Life & Health Insurance segments, respectively. Earned Premiums decreased by $11.2 million in the Preferred Property & Casualty Insurance segment. See MD&A, “Preferred Property & Casualty Insurance,” beginning on page 33, MD&A “Specialty Property & Casualty Insurance,” beginning on page 40, and MD&A, “Life & Health Insurance,” beginning on page 45 for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $28.9 million in 2017 due primarily to higher investment returns from Alternative Investments and higher levels of investments in fixed income securities, partially offset by lower yields on fixed income securities. Net Investment Income from Alternative Investments, which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities, increased by $27.1 million. Alternative investment income from Equity Method Limited Liability Investments, other limited liability investments included in Equity Securities, and Fair Value Option Investments increased by $17.3 million, $6.6 million and $3.2 million, respectively, in 2017, compared to 2016. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 50 for additional discussion.
Net Realized Gains on Sales of Investments were $56.5 million in 2017, compared to $33.1 million in 2016. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 52 for additional discussion. Net Impairment Losses Recognized in Earnings in 2017 and 2016 were $14.3 million and $32.7 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 52 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2018, 2017 and 2016 are presented below.

	Year Ended
	Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	45	$34.7	39	$61.3	39	$37.6
$5 - $10	4	27.6	1	5.3	2	13.5
$10 - $15	—	—	2	21.4	—	—
$15 - $20	—	—	—	—	—	—
$20 - $25	—	—	1	24.4	—	—
Greater Than $25	1	33.7	2	72.5	2	64.0
Total	50	$96.0	45	$184.9	43	$115.1

Preferred Property & Casualty Insurance		$87.3		$173.5		$103.1
Specialty Property & Casualty Insurance		4.7		5.5		6.5
Life & Health Insurance		4.0		5.9		5.5
Total Catastrophe Losses and LAE		$96.0		$184.9		$115.1
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and a catastrophe reinsurance program for the Company’s Preferred Property & Casualty Insurance and Specialty Property & Casualty Insurance segments. Coverage under the catastrophe reinsurance program is provided in various contracts and layers. The Company’s Preferred Property & Casualty Insurance and Specialty Property & Casualty Insurance segments also purchase reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its catastrophe reinsurance program. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment does not carry any other catastrophe reinsurance coverage.
In 2018 and 2017, the Company had catastrophe reinsurance recoveries of $31.8 million and $11.9 million under its catastrophe reinsurance programs, respectively. Catastrophe recoveries under the FHCF were not material in 2018 or 2017. In 2018 and 2017, the Company paid $0.4 million and $0.8 million in reinstatement premium, respectively. The Company did not pay any reinstatement premium in 2016.
See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2018, 2017 and 2016 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Preferred Property & Casualty Insurance:
Non-catastrophe	$(0.1)	$20.4	$(4.4)
Catastrophe	(8.2)	(4.7)	(19.0)
Total	(8.3)	15.7	(23.4)
Specialty Property & Casualty Insurance:
Non-catastrophe	2.0	4.1	9.3
Catastrophe	(0.3)	(0.3)	(0.2)
Total	1.7	3.8	9.1
Life & Health Insurance:
Non-catastrophe	1.3	0.4	—
Catastrophe	0.1	0.5	(0.1)
Total	1.4	0.9	(0.1)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	3.2	24.9	4.9
Catastrophe	(8.4)	(4.5)	(19.3)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$(5.2)	$20.4	$(14.4)
See MD&A, “Preferred Property & Casualty Insurance,” MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2018 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Underlying Combined Ratio
The following discussions of segment results use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense Ratio. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and are used by management to reveal the trends in the Company’s Preferred Property & Casualty Insurance and Specialty Property & Casualty Insurance businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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
Adjusted Consolidated Net Operating Income
Adjusted Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of:
1) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
2) Net Realized Gains on Sales of Investments;
3) Net Impairment Losses Recognized in Earnings related to investments;
4) Acquisition Related Transaction, Integration and Other Costs;
5) Loss from Early Extinguishment of Debt; and
6) Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the years ended December 31, 2018, 2017 or 2016.
The Company believes that Adjusted Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition Related Transaction, Integration and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Loss from Early Extinguishment of Debt is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE
Selected financial information for the Preferred Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Net Premiums Written	$748.8	$726.1	$737.3
Earned Premiums	$730.7	$730.3	$741.5
Net Investment Income	61.8	58.9	48.6
Total Revenues	792.5	789.2	790.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	459.4	460.3	465.6
Catastrophe Losses and LAE	87.3	173.5	103.1
Prior Years:
Non-catastrophe Losses and LAE	(0.1)	20.4	(4.4)
Catastrophe Losses and LAE	(8.2)	(4.7)	(19.0)
Total Incurred Losses and LAE	538.4	649.5	545.3
Insurance Expenses	225.5	217.8	229.0
Operating Profit (Loss)	28.6	(78.1)	15.8
Income Tax Benefit (Expense)	(2.9)	32.7	(0.2)
Segment Net Operating Income (Loss)	$25.7	$(45.4)	$15.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	62.9%	62.9%	62.8%
Current Year Catastrophe Losses and LAE Ratio	11.9	23.8	13.9
Prior Years Non-catastrophe Losses and LAE Ratio	—	2.8	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	(1.1)	(0.6)	(2.6)
Total Incurred Loss and LAE Ratio	73.7	88.9	73.5
Insurance Expense Ratio	30.9	29.8	30.9
Combined Ratio	104.6%	118.7%	104.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	62.9%	62.9%	62.8%
Insurance Expense Ratio	30.9	29.8	30.9
Underlying Combined Ratio	93.8%	92.7%	93.7%
Non-GAAP Measure Reconciliation
Combined Ratio	104.6%	118.7%	104.4%
Less:
Current Year Catastrophe Losses and LAE Ratio	11.9	23.8	13.9
Prior Years Non-catastrophe Losses and LAE Ratio	—	2.8	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	(1.1)	(0.6)	(2.6)
Underlying Combined Ratio	93.8%	92.7%	93.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2018		Dec 31, 2017
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	45	$32.9	39	$53.2
$5 - $10	3	21.3	2	14.4
$10 - $15	—	—	1	10.0
$15 - $20	—	—	—	—
$20 - $25	—	—	1	24.3
Greater Than $25	1	33.1	2	71.6
Total	49	$87.3	45	$173.5
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2018	Dec 31, 2017
Insurance Reserves:
Preferred Automobile	$270.0	$285.6
Homeowners	147.9	139.7
Other	35.0	36.6
Insurance Reserves	$452.9	$461.9
Insurance Reserves:
Loss Reserves:
Case	$312.5	$336.2
Incurred But Not Reported	110.0	95.3
Total Loss Reserves	422.5	431.5
LAE Reserves	30.4	30.4
Insurance Reserves	$452.9	$461.9
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
Overall
2018 Compared with 2017
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $25.7 million for the year ended December 31, 2018, compared to Segment Net Operating Loss of $45.4 million in 2017. Segment net operating results improved by $71.1 million due primarily to lower current year catastrophe losses and LAE (excluding loss and LAE reserve development) and the favorable impact of loss and LAE reserve development, partially offset by higher insurance expense as a percentage of earned premiums.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $0.4 million in 2018, compared to 2017, as higher average earned premium accounted for an increase of $21.4 million, partially offset by a decrease in volume of $21.0 million. All product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by preferred personal automobile insurance, which had increases due to higher average earned premium of $19.5 million. The lower volume was driven by homeowners insurance and preferred personal automobile insurance which had volume decreases of $15.5 million and $2.1 million, respectively.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $2.9 million in 2018, compared to 2017, due primarily to higher levels of fixed maturity investments and higher income from fixed maturity investments, partially offset by lower income from Alternative Investments. The Preferred Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $18.6 million 2018, compared to $22.5 million in 2017.
Underlying losses and LAE as a percentage of earned premiums were 62.9% in both 2018 and 2017. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $87.3 million in 2018, compared to $173.5 million in 2017, which is a decrease of $86.2 million due primarily to lower losses on California wildfires in 2018, compared 2017, due in part to reinsurance recoveries in 2018 under the aggregate property catastrophe reinsurance contract and fewer catastrophe losses and LAE (excluding reserve development) from events with greater than $20.0 million in losses and LAE. Favorable loss and LAE reserve development (including catastrophe reserve development) was $8.3 million in 2018, compared to adverse development of $15.7 million in 2017. Adverse development in 2017 was driven primarily by preferred personal automobile insurance.
Insurance expenses were $225.5 million, or 30.9% of earned premiums, in 2018, an increase of 1.1 percentage points compared to 2017, driven primarily by increased ceded premiums in 2018 under the Company’s aggregate property catastrophe reinsurance contract.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.5 million in 2018, compared to $13.9 million in 2017.
2017 Compared with 2016
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Loss of $45.4 million for the year ended December 31, 2017, compared to Segment Net Operating Income of $15.6 million in 2016. Segment net operating results deteriorated by $61.0 million due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and an unfavorable change in loss and LAE reserve development, partially offset by higher net investment income and cost containment measures.
Earned premiums in the Preferred Property & Casualty Insurance segment decreased by $11.2 million in 2017, compared to 2016 as lower volume accounted for a decrease of $32.6 million, while higher average earned premium accounted for an increase of $21.4 million. The lower volume was driven primarily by preferred personal automobile insurance and homeowners insurance, which had volume decreases of $16.6 million and $13.2 million, respectively.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $10.3 million in 2017, compared to 2016, due primarily to higher investment income from Alternative Investments, and to a lesser extent, higher levels of non-alternative investments. The Preferred Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $22.5 million in 2017, compared to $12.6 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 62.9% in 2017, an increase of 0.1% percentage points, compared to 2016, driven primarily by increases in preferred automobile insurance, partially offset by decreases in homeowners insurance. Catastrophe losses and LAE (excluding reserve development) were $173.5 million in 2017, compared to $103.1 million in 2016, which is an increase of $70.4 million due primarily to California wildfires and higher average severity on catastrophic events with losses and LAE (excluding reserve development) of less than $15.0 million in 2017, compared to 2016. This increase was partially offset by two large catastrophes, both Texas hailstorms, occurring in 2016, with aggregated estimated losses and LAE of $61.9 million, compared to one such Texas hailstorm, occurring in 2017, with estimated losses and LAE of $43.9 million. Adverse loss and LAE reserve development (including catastrophe reserve development) was $15.7 million in 2017, compared to favorable development of $23.4 million in 2016. Adverse development in 2017 was driven primarily by preferred automobile insurance.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Insurance expenses were $217.8 million, or 29.8% of earned premiums, in 2017, an improvement of 1.1 percentage points compared to 2016, driven primarily by cost reduction initiatives and an increase in the percentage of software development costs eligible for capitalization.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $13.9 million in 2017, compared to $13.7 million in 2016.
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Net Premiums Written	$462.1	$424.4	$426.1
Earned Premiums	$440.2	$422.8	$424.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	308.8	309.0	308.0
Catastrophe Losses and LAE	7.2	11.3	11.6
Prior Years:
Non-catastrophe Losses and LAE	(5.7)	19.5	4.9
Catastrophe Losses and LAE	(0.1)	(0.2)	(0.3)
Total Incurred Losses and LAE	$310.2	$339.6	$324.2
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.2%	73.0%	72.6%
Current Year Catastrophe Losses and LAE Ratio	1.6	2.7	2.7
Prior Years Non-catastrophe Losses and LAE Ratio	(1.3)	4.6	1.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	(0.1)
Total Incurred Loss and LAE Ratio	70.5%	80.3%	76.4%
2018 Compared with 2017
Earned premiums in preferred personal automobile insurance increased by $17.4 million in 2018, compared to 2017, as higher average earned premium accounted for an increase of $19.5, while lower volume accounted for a decrease of $2.1 million. The decrease in earned premium attributed to lower volume was primarily due to the run-off of the direct-to-consumer business. Incurred losses and LAE were $310.2 million, or 70.5% of earned premiums, in 2018, compared to $339.6 million, or 80.3% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of related earned premiums and lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums were 70.2% in 2018, compared to 73.0% in 2017, which was an improvement of 2.8 percentage points due primarily to lower frequency of claims and higher average earned premiums, partially offset by higher severity of losses, particularly on bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $7.2 million in 2018, compared to $11.3 million in 2017. Favorable loss and LAE reserve development was $5.8 million in 2018, compared to adverse development of $19.3 million in 2017.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
2017 Compared with 2016
Earned premiums in preferred personal automobile insurance decreased by $1.8 million in 2017, compared to 2016, as lower volume accounted for a decrease of $16.6 million, while higher average earned premium accounted for an increase of $14.8 million. The run-off of the direct-to-consumer business accounted for approximately 60% of the decrease in earned premiums attributed to lower volume. Incurred losses and LAE were $339.6 million, or 80.3% of earned premiums, in 2017, compared to $324.2 million, or 76.4% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a higher level of adverse loss and LAE reserve development and higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 73.0% in 2017, compared to 72.6% in 2016, which was a deterioration of 0.4 percentage points due primarily to higher severity of losses, particularly on bodily injury coverages, partially offset by lower frequency of claims on most coverages, particularly bodily injury. Catastrophe losses and LAE (excluding reserve development) were $11.3 million in 2017, compared to $11.6 million in 2016, both periods experiencing higher losses than average due primarily to Hurricane Harvey in 2017, and hailstorms in Texas in 2017 and 2016. Adverse loss and LAE reserve development was $19.3 million in 2017, compared to $4.6 million in 2016.
Homeowners Insurance
Selected financial information for the homeowners insurance product line is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Net Premiums Written	$247.3	$260.5	$267.4
Earned Premiums	$250.1	$264.8	$271.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	131.5	129.5	135.5
Catastrophe Losses and LAE	75.2	157.3	89.0
Prior Years:
Non-catastrophe Losses and LAE	10.4	4.7	(3.2)
Catastrophe Losses and LAE	(7.2)	(3.7)	(16.8)
Total Incurred Losses and LAE	$209.9	$287.8	$204.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	52.5%	48.9%	49.9%
Current Year Catastrophe Losses and LAE Ratio	30.1	59.4	32.7
Prior Years Non-catastrophe Losses and LAE Ratio	4.2	1.8	(1.2)
Prior Years Catastrophe Losses and LAE Ratio	(2.9)	(1.4)	(6.2)
Total Incurred Loss and LAE Ratio	83.9%	108.7%	75.2%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
2018 Compared with 2017
Earned premiums in homeowners insurance decreased by $14.7 million in 2018, compared to 2017, as lower volume accounted for a decrease of $15.5 million, while higher average earned premium accounted for an increase of $0.8 million. Incurred losses and LAE were $209.9 million, or 83.9% of earned premiums, in 2018, compared to $287.8 million, or 108.7% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due to reinsurance recoveries from the Company’s 2018 catastrophe aggregate reinsurance program, partially offset by an unfavorable change in loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 52.5% in 2018, compared to 48.9% in 2017, a deterioration of 3.6 percentage points due primarily to higher severity of losses, and to a lesser extent, higher frequency of claims, partially offset by higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $75.2 million in 2018, compared to $157.3 million in 2017. This decrease was driven primarily by fewer catastrophe losses and LAE (excluding reserve development) from events with greater than $20.0 million in losses and LAE and reinsurance recoveries under the Company’s 2018 aggregate property catastrophe reinsurance program. Loss and LAE reserve development was adverse by $3.2 million in 2018, compared to $1.0 million in 2017.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Net Premiums Written	$39.4	$41.2	$43.8
Earned Premiums	$40.4	$42.7	$45.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	19.1	21.8	22.1
Catastrophe Losses and LAE	4.9	4.9	2.5
Prior Years:
Non-catastrophe Losses and LAE	(4.8)	(3.8)	(6.1)
Catastrophe Losses and LAE	(0.9)	(0.8)	(1.9)
Total Incurred Losses and LAE	$18.3	$22.1	$16.6
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	47.3%	51.1%	49.1%
Current Year Catastrophe Losses and LAE Ratio	12.1	11.5	5.6
Prior Years Non-catastrophe Losses and LAE Ratio	(11.9)	(8.9)	(13.6)
Prior Years Catastrophe Losses and LAE Ratio	(2.2)	(1.9)	(4.2)
Total Incurred Loss and LAE Ratio	45.3%	51.8%	36.9%
2018 Compared with 2017
Earned premiums in other personal insurance decreased by $2.3 million in 2018, compared to 2017, as lower volume accounted for a decrease of $3.4 million, while higher average earned premium accounted for an increase of $1.1 million. Incurred losses and LAE were $18.3 million, or 45.3% of earned premiums, in 2018, compared to $22.1 million, or 51.8% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums and a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 47.3% in 2018, compared to 51.1% in 2017, which was an improvement of 3.8 percentage points due primarily to lower frequency of claims and higher average earned premiums, partially offset by higher severity of losses. Favorable loss and LAE reserve development was $5.7 million in 2018, compared to $4.6 million in 2017.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Net Premiums Written	$2,067.4	$1,043.5	$883.6
Earned Premiums	$2,027.4	$1,005.7	$873.3
Net Investment Income	63.4	39.2	29.1
Other Income	2.4	1.1	0.5
Total Revenues	2,093.2	1,046.0	902.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,517.4	791.2	758.3
Catastrophe Losses and LAE	4.7	5.5	6.5
Prior Years:
Non-catastrophe Losses and LAE	2.0	4.1	9.3
Catastrophe Losses and LAE	(0.3)	(0.3)	(0.2)
Total Incurred Losses and LAE	1,523.8	800.5	773.9
Insurance Expenses	421.7	165.0	156.7
Other Expenses	2.1	—	—
Operating Profit (Loss)	145.6	80.5	(27.7)
Income Tax Benefit (Expense)	(29.8)	(24.2)	13.2
Segment Net Operating Income (Loss)	$115.8	$56.3	$(14.5)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.9%	78.7%	86.8%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.5	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.1	0.4	1.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	75.2	79.6	88.6
Insurance Expense Ratio	20.8	16.4	17.9
Combined Ratio	96.0%	96.0%	106.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	74.9%	78.7%	86.8%
Insurance Expense Ratio	20.8	16.4	17.9
Underlying Combined Ratio	95.7%	95.1%	104.7%
Non-GAAP Measure Reconciliation
Combined Ratio	96.0%	96.0%	106.5%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.2	0.5	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.1	0.4	1.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Underlying Combined Ratio	95.7%	95.1%	104.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2018	Dec 31, 2017
Insurance Reserves:
Non-Standard Automobile	$1,177.2	$452.3
Commercial Automobile	209.8	62.1
Insurance Reserves	$1,387.0	$514.4
Insurance Reserves:
Loss Reserves:
Case	$692.8	$325.1
Incurred But Not Reported	556.2	144.0
Total Loss Reserves	1,249.0	469.1
LAE Reserves	138.0	45.3
Insurance Reserves	$1,387.0	$514.4
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
Acquisition of Infinity
As discussed in Note 3, “Acquisition of Business,” to the Consolidated Financial Statements, the Company completed its acquisition of Infinity on July 2, 2018. The results of its operations have been included in the preceding tables of selected financial information for the Specialty Property & Casualty Insurance segment from the date of its acquisition and forward. Infinity is a national provider of auto insurance focused on serving the specialty, nonstandard segment. With approximately 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest specialty auto insurers in the United States.
Overall
2018 Compared with 2017
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $115.8 million for the year ended December 31, 2018, compared to $56.3 million in 2017. Segment net operating results improved by $59.5 million due primarily to the impact of lower underlying losses and LAE as a percentage of earned premiums on a higher level of earned premiums, particularly in the Company’s specialty personal automobile insurance business, higher net investment income and lower levels of adverse loss and LAE reserve development, partially offset by the impact of higher insurance expenses as a percentage of earned premiums on a higher level of earned premiums and driven by the amortization of purchase accounting adjustments associated with Kemper’s acquisition of Infinity.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $1,021.7 million in 2018, compared to 2017. Infinity accounted for $758.1 million of the increase while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $198.9 million and $64.7 million, respectively. Both of Kemper’s legacy product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had increases due to higher average earned premium of $61.9 million. Kemper’s legacy’s higher volume was driven by specialty personal automobile insurance, which had a volume increase of $202.9 million, partially offset primarily by a volume decrease in commercial automobile insurance of $4.0 million.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $24.2 million in 2018, compared to 2017, due primarily to higher levels of investments due in large part to growth in Kemper’s legacy specialty automobile insurance business and the acquisition of Infinity, partially offset by lower income from Alternative Investments. The Specialty Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $19.1 million in 2018, compared to $14.9 million in 2017.
Underlying losses and LAE as a percentage of earned premiums were 74.9% in 2018, a decrease of 3.8 percentage points, compared to 2017, driven by both specialty personal automobile insurance and commercial automobile insurance product lines, particularly in the Infinity business which historically had lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $4.7 million in 2018, compared to $5.5 million in 2017, which is a decrease of $0.8 million. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.7 million in 2018, compared to $3.8 million in 2017.
Insurance expenses were $421.7 million, or 20.8% of earned premiums, in 2018, an increase of 4.4 percentage points, compared to 2017, driven primarily by the amortization of Infinity purchase accounting adjustments.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.5 million in 2018, compared to $11.7 million in 2017.
2017 Compared with 2016
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $56.3 million for the year ended December 31, 2017, compared to Segment Net Operating Loss of $14.5 million in 2016. Segment net operating results improved by $70.8 million due primarily to lower underlying losses and LAE as a percentage of earned premiums, in both the specialty automobile and commercial automobile product lines, lower insurance expenses as a percentage of earned premiums, higher net investment income from Alternative Investments and lower levels of adverse loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $132.4 million in 2017, compared to 2016, as higher average earned premium and higher volume accounted for increases of $81.9 million and $50.5 million, respectively. The increase in average earned premium was driven by both the specialty automobile and commercial automobile product lines, with increases in average earned premium of $77.7 million and $4.2 million, respectively. The higher volume was driven by specialty automobile insurance, which had a volume increase of $56.6 million, partially offset by a volume decrease in commercial automobile insurance of $6.1 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $10.1 million in 2017, compared to 2016, due primarily to higher investment income from Alternative Investments, and to a lesser extent, higher levels of non-alternative investments. The Specialty Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $14.9 million in 2017, compared to $7.6 million in 2016.
Underlying losses and LAE as a percentage of earned premiums were 78.7% in 2017, a decrease of 8.1% percentage points, compared to 2016, driven primarily by improvements in specialty automobile insurance. Catastrophe losses and LAE (excluding reserve development) were $5.5 million in 2017, compared to $6.5 million in 2016. Adverse loss and LAE reserve development (including catastrophe reserve development) was $3.8 million in 2017, compared to $9.1 million in 2016.
Insurance expenses were $165.0 million, or 16.4% of earned premiums, in 2017, an improvement of 1.5 percentage points compared to 2016, driven primarily by earned premium growth outpacing variable costs.
The Specialty Property & Casualty insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.7 million in 2017, compared to $10.0 million in 2016.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2018, 2017 and 2016 is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Net Premiums Written	$1,927.9	$992.3	$832.6
Earned Premiums	$1,889.5	$954.3	$820.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,418.2	$750.4	$714.3
Catastrophe Losses and LAE	3.9	4.8	5.7
Prior Years:
Non-catastrophe Losses and LAE	5.7	3.1	6.8
Catastrophe Losses and LAE	(0.2)	(0.2)	(0.1)
Total Incurred Losses and LAE	$1,427.6	$758.1	$726.7
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.1%	78.6%	87.1%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.5	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.3	0.3	0.8
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	75.6%	79.4%	88.6%
2018 Compared with 2017
Earned Premiums on specialty personal automobile insurance increased by $935.2 million in 2018, compared to 2017. Infinity accounted for $670.4 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $202.9 million and $61.9 million, respectively. Incurred losses and LAE were $1,427.6 million, or 75.6% of earned premiums, in 2018, compared to $758.1 million, or 79.4% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 75.1% in 2018, compared to 78.6% in 2017, an improvement of 3.5 percentage points due primarily to the inclusion of Infinity and higher average earned premium and lower frequency of claims in Kemper’s legacy business, partially offset by higher severity of losses on most coverages in Kemper’s legacy business. Catastrophe losses and LAE (excluding reserve development) were $3.9 million in 2018, compared to $4.8 million in 2017. Adverse loss and LAE reserve development was $5.5 million in 2018, compared to $2.9 million in 2017.
2017 Compared with 2016
Earned Premiums on specialty personal automobile insurance increased by $134.3 million in 2017, compared to 2016, as higher average earned premium and higher volume accounted for increases of $77.7 million and $56.6 million, respectively. Incurred losses and LAE were $758.1 million, or 79.4% of earned premiums, in 2017, compared to $726.7 million, or 88.6% of earned premiums, in 2016. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, and to a lesser extent, a lower level of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 78.6% in 2017, compared to 87.1% in 2016, which was an improvement of 8.5 percentage points. Catastrophe losses and LAE (excluding reserve development) were $4.8 million in 2017, compared to $5.7 million in 2016. Adverse loss and LAE reserve development was $2.9 million in 2017, compared to $6.7 million in 2016.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Net Premiums Written	$139.5	$51.2	$51.0
Earned Premiums	$137.9	$51.4	$53.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$99.2	$40.8	$44.0
Catastrophe Losses and LAE	0.8	0.7	0.8
Prior Years:
Non-catastrophe Losses and LAE	(3.7)	1.0	2.5
Catastrophe Losses and LAE	(0.1)	(0.1)	(0.1)
Total Incurred Losses and LAE	$96.2	$42.4	$47.2
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.0%	79.4%	82.6%
Current Year Catastrophe Losses and LAE Ratio	0.6	1.4	1.5
Prior Years Non-catastrophe Losses and LAE Ratio	(2.7)	1.9	4.7
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.2)	(0.2)
Total Incurred Loss and LAE Ratio	69.8%	82.5%	88.6%
2018 Compared with 2017
Earned premiums in commercial automobile insurance increased by $86.5 million in 2018, compared to 2017. Infinity accounted $87.8 million of the increase, while higher average earned premium on Kemper legacy business accounted for an increase of $2.8 million, partially offset by lower volume of $4.1 million. Incurred losses and LAE were $96.2 million, or 69.8% of earned premiums, in 2018, compared to $42.4 million, or 82.5% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 72.0% in 2018, compared to 79.4% in 2017, an improvement of 7.4 percentage points due primarily to the inclusion of Infinity and higher average earned premium and lower frequency of claims, partially offset by higher severity of losses. Favorable loss and LAE reserve development was $3.8 million in 2018, compared to adverse development of $0.9 million in 2017.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Earned Premiums:
Life	$378.4	$379.7	$381.6
Accident and Health	177.5	161.7	149.4
Property	70.4	72.6	74.2
Total Earned Premiums	626.3	614.0	605.2
Net Investment Income	210.9	223.2	214.2
Other Income	4.0	2.6	2.8
Total Revenues	841.2	839.8	822.2
Policyholders’ Benefits and Incurred Losses and LAE	404.2	387.4	461.6
Insurance Expenses	321.1	312.2	313.9
Operating Profit	115.9	140.2	46.7
Income Tax Expense	(24.4)	(48.3)	(15.7)
Segment Net Operating Income	$91.5	$91.9	$31.0
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2018	Dec 31, 2017
Insurance Reserves:
Future Policyholder Benefits	$3,400.4	$3,357.5
Incurred Losses and LAE Reserves:
Life	130.5	140.0
Accident and Health	27.8	23.5
Property	4.4	4.1
Total Incurred Losses and LAE Reserves	162.7	167.6
Insurance Reserves	$3,563.1	$3,525.1
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
See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
2018 Compared with 2017
Earned Premiums in the Life & Health Insurance segment increased by $12.3 million for the year ended December 31, 2018, compared to 2017, due primarily to higher volume from accident and health insurance products offered by Reserve National, partially offset by lower volume from life products offered by Reserve National and property insurance products offered by Kemper Home Service Companies (“KHSC”).
Net Investment Income decreased by $12.3 million in 2018, compared to 2017, due primarily to lower investment returns from alternative investments and lower income from fixed maturities, partially offset by higher levels of fixed maturities. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investments in fixed maturities was approximately 5.3% and 5.4% at December 31, 2018 and 2017, respectively.
Policyholders’ Benefits and Incurred Losses and LAE increased by $16.8 million in 2018, compared to 2017, due primarily to higher policyholders’ benefits and incurred losses and LAE on life and accident and health business and overall growth in the accident and health business. Insurance Expenses in the Life & Health Insurance segment increased by $8.9 million due primarily to growth in the accident and health business for Reserve National and higher general expenses, incentive commissions and fringe benefits for KHSC, partially offset by lower expenses related to lower volume of life insurance sold by Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $91.5 million for the year ended December 31, 2018, compared to $91.9 million in 2017.
2017 Compared with 2016
Earned Premiums in the Life & Health Insurance segment increased by $8.8 million for the year ended December 31, 2017, compared to 2016, due primarily to higher volume from accident and health insurance products offered by Reserve National, partially offset by lower earned premiums on property insurance products offered by KHSC.
Net Investment Income increased by $9.0 million in 2017, compared to 2016, due primarily to higher levels of non-alternative investments and higher returns from Alternative Investments, partially offset by lower yields on non-alternative investments. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investment in fixed maturities was approximately 5.4% and 5.5% at December 31, 2017 and 2016, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $74.2 million in 2017, compared to 2016. Excluding the impact of using death verification databases described above, Policyholders’ Benefits and Incurred Losses and LAE increased by $3.6 million due primarily to growth in the Company’s accident and health insurance businesses, partially offset by lower policyholders’ benefits on life insurance. Insurance Expenses in the Life & Health Insurance segment decreased by $1.7 million due primarily to a higher portion of agent compensation for KHSC being deferrable as well as lower legal and agent incentive conference expenses, partially offset by higher commission and amortization expense for Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $91.9 million for the year ended December 31, 2017, compared to $31.0 million in 2016.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Life Insurance
Selected financial information for the life insurance product line is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Earned Premiums	$378.4	$379.7	381.6
Net Investment Income	202.6	216.0	207.3
Other Income	3.5	2.4	2.3
Total Revenues	584.5	598.1	591.2
Policyholders’ Benefits and Incurred Losses and LAE	279.4	274.1	356.3
Insurance Expenses	207.7	207.9	211.3
Operating Profit	97.4	116.1	23.6
Income Tax Expense	(20.7)	(39.9)	(7.8)
Total Product Line Net Operating Income	$76.7	$76.2	$15.8
2018 Compared with 2017
Earned premiums on life insurance decreased by $1.3 million in 2018, compared to 2017, due primarily to lower volume on products offered by Reserve National, offset by slightly higher premium for KHSC. Policyholders’ benefits and incurred losses and LAE on life insurance were $279.4 million in 2018, compared to $274.1 million in 2017, an increase of $5.3 million due primarily to higher incurred claims on life policies offered by KHSC, partially offset by the favorable impact on policyholders’ benefits due to the reduction in Reserve National’s life business. Insurance expenses decreased by $0.2 million in 2018, compared to 2017.
2017 Compared with 2016
Earned premiums on life insurance decreased by $1.9 million in 2017, compared to 2016, due primarily to the termination of the relationship between Reserve National and one of its brokers. Policyholders’ benefits and incurred losses and LAE on life insurance were $274.1 million in 2017, compared to $356.3 million in 2016, a decrease of $82.2 million. Excluding the initial impact of using death verification databases described above, Policyholders’ benefits and incurred Losses and LAE decreased by $4.4 million due primarily to lower policyholder benefits on Reserve National’s life insurance products. Insurance expenses decreased by $3.4 million in 2017, compared to 2016, due primarily to a higher portion of agent compensation for KHSC being deferrable as well as lower legal and agent incentive conference expenses for KHSC, partially offset by higher commission and other general expenses for Reserve National.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Earned Premiums	$177.5	$161.7	$149.4
Net Investment Income	6.1	5.2	5.4
Other Income	0.5	0.2	0.5
Total Revenues	184.1	167.1	155.3
Policyholders’ Benefits and Incurred Losses and LAE	98.9	88.7	80.3
Insurance Expenses	82.2	71.7	67.6
Operating Profit	3.0	6.7	7.4
Income Tax Expense	(0.6)	(2.5)	(2.5)
Total Product Line Net Operating Income	$2.4	$4.2	$4.9
2018 Compared with 2017
Earned premiums on accident and health insurance increased by $15.8 million in 2018, compared to 2017, due primarily to higher volume on accident and health insurance products offered by Reserve National. Incurred accident and health insurance losses and LAE were $98.9 million, or 55.7% of accident and health insurance earned premiums, in 2018, compared to $88.7 million, or 54.9% of accident and health insurance earned premiums, in 2017, an increase of 0.8 percentage points due primarily to higher incurred claims on certain health products offered by Reserve National. Insurance expenses increased by $10.5 million in 2018, compared to 2017, due primarily to growth in Reserve National’s accident and health business.
2017 Compared with 2016
Earned premiums on accident and health insurance increased by $12.3 million in 2017, compared to 2016, due primarily to higher volume on accident and health insurance products offered by Reserve National and, to a lesser extent, lower accrued medical loss ratio (“MLR”) premium rebates. Incurred accident and health insurance losses and LAE were $88.7 million, or 54.9% of accident and health insurance earned premiums, in 2017, compared to $80.3 million, or 53.7% of accident and health insurance earned premiums, in 2016. Incurred accident and health insurance losses increased as a percentage of earned premiums due primarily to deterioration in the ratios on critical illness and hospital indemnity products. Insurance expenses increased by $4.1 million in 2017, compared to 2016, due primarily to higher commission expense for Reserve National due in part to a higher volume of earned premium.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Earned Premiums	$70.4	$72.6	$74.2
Net Investment Income	2.2	2.0	1.5
Total Revenues	72.6	74.6	75.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	20.5	17.8	19.6
Catastrophe Losses and LAE	4.0	5.9	5.5
Prior Years:
Non-catastrophe Losses and LAE	1.3	0.4	—
Catastrophe Losses and LAE	0.1	0.5	(0.1)
Total Incurred Losses and LAE	25.9	24.6	25.0
Insurance Expenses	31.2	32.6	35.0
Operating Profit	15.5	17.4	15.7
Income Tax Expense	(3.1)	(5.9)	(5.4)
Total Product Line Net Operating Income	$12.4	$11.5	$10.3
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	29.2%	24.5%	26.4%
Current Year Catastrophe Losses and LAE Ratio	5.7	8.1	7.4
Prior Years Non-catastrophe Losses and LAE Ratio	1.8	0.6	—
Prior Years Catastrophe Losses and LAE Ratio	0.1	0.7	(0.1)
Total Incurred Loss and LAE Ratio	36.8%	33.9%	33.7%
2018 Compared with 2017
Earned premiums on property insurance decreased by $2.2 million in 2018, compared to 2017, due primarily to a lower volume of insurance sold. Incurred losses and LAE on property insurance were $25.9 million, or 36.8% of property insurance earned premiums, in 2018, compared to $24.6 million, or 33.9% of property insurance earned premiums, in 2017. Current year non-catastrophe losses and LAE on property insurance were $20.5 million, or 29.2% of property insurance earned premiums, in 2018, compared to $17.8 million, or 24.5% of property insurance earned premiums, in 2017, an increase of 4.7 percentage points due to a higher frequency of claims. Catastrophe losses and LAE (excluding development) were $4.0 million in 2018, compared to $5.9 million in 2017, due primarily to a higher frequency of claims and severity of losses in connection with catastrophic events in the prior year. Adverse loss and LAE reserve development was $1.4 million in 2018, compared to $0.9 million in 2017. Insurance expenses decreased $1.4 million in 2018, compared to 2017, due primarily to lower commission expense due in part to a lower volume of earned premium.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
2017 Compared with 2016
Earned premiums on property insurance decreased by $1.6 million in 2017, compared to 2016, due primarily to a lower volume of insurance. Incurred losses and LAE on property insurance were $24.6 million, or 33.9% of property insurance earned premiums, in 2017, compared to $25.0 million, or 33.7% of property insurance earned premiums, in 2016. Underlying losses and LAE on property insurance were $17.8 million, or 24.5% of property insurance earned premiums, in 2017, compared to $19.6 million, or 26.4% of property insurance earned premiums, in 2016, a decrease of 1.9 percentage points due primarily to lower frequency of claims. Catastrophe losses and LAE (excluding development), net of reinsurance recoveries from the Florida Hurricane Catastrophe Fund (the “FHCF”) were $5.9 million in 2017, compared to $5.5 million in 2016. Catastrophe losses and LAE, net of reinsurance from the FHCF, included catastrophe losses and LAE of $3.2 million from Hurricanes Harvey and Irma. Adverse loss and LAE reserve development was $0.9 million in 2017, compared to favorable development of $0.1 million in 2016. Insurance expenses decreased $2.4 million in 2017, compared to 2016, due primarily to lower commission expense due in part to a lower volume of earned premium.
INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2018, 2017 and 2016 is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Investment Income (Loss):
Interest on Fixed Maturities	$268.9	$246.6	$242.7
Dividends on Equity Securities Excluding Alternative Investments	13.6	9.3	11.8
Alternative Investments:
Equity Method Limited Liability Investments	11.0	24.8	7.5
Fair Value Option Investments	—	1.3	(1.9)
Limited Liability Investments Included in Equity Securities	26.4	28.6	22.0
Total Alternative Investments	37.4	54.7	27.6
Short-term Investments	7.0	1.6	0.5
Loans to Policyholders	22.5	21.6	21.6
Real Estate	9.6	10.7	11.8
Other	0.9	0.5	0.3
Total Investment Income	359.9	345.0	316.3
Investment Expenses:
Real Estate	9.7	10.5	11.0
Other Investment Expenses	9.3	7.3	7.0
Total Investment Expenses	19.0	17.8	18.0
Net Investment Income	$340.9	$327.2	$298.3
2018 Compared with 2017
Net Investment Income increased by $13.7 million for the year ended December 31, 2018, compared to 2017, due primarily to higher levels of investments in fixed income securities, partially offset by lower returns from Alternative Investments and lower yields on fixed income securities.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2018, 2017 and 2016 are presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Recognized in Consolidated Statements of Income:
Loss from Change in Fair Value of Equity and Convertible Securities	$(64.3)	$—	$—
Gains on Sales	37.6	56.9	38.0
Losses on Sales	(11.2)	(1.0)	(5.1)
Net Impairment Losses Recognized in Earnings	(4.5)	(14.3)	(32.7)
Net Gains (Losses) on Trading Securities	—	0.6	0.2
Net Gain (Loss) Recognized in Consolidated Statements of Income	(42.4)	42.2	0.4
Recognized in Other Comprehensive Income (Loss)	(235.8)	85.5	(2.5)
Total Comprehensive Investment Gains (Losses)	$(278.2)	$127.7	$(2.1)
Loss From Change in Fair Value of Equity and Convertible Securities
The components of Loss from Change in Fair Value of Equity and Convertible Securities for the year ended December 31, 2018 are presented below.

DOLLARS IN MILLIONS	2018
Preferred Stocks	$(6.9)
Common Stocks	(2.0)
Other Equity Interests:
Exchange Traded Funds	(54.7)
Limited Liability Companies and Limited Partnerships	0.2
Total Other Equity Interests	(54.5)
Loss from Change in Fair Value of Equity Securities	(63.4)
Loss from Change in Fair Value of Convertible Securities	(0.9)
Loss from Change in Fair Value of Equity and Convertible Securities	$(64.3)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2018, 2017 and 2016 are presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Fixed Maturities:
Gains on Sales	$25.3	$8.4	$17.0
Losses on Sales	(11.1)	(0.9)	(4.6)
Equity Securities:
Gains on Sales	12.3	42.0	19.9
Losses on Sales	—	—	(0.3)
Real Estate:
Gains on Sales	—	6.4	1.1
Other Investments:
Gains on Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	(0.2)
Net Gains on Trading Securities	—	0.6	0.2
Net Realized Gains on Sales of Investments	$26.4	$56.5	$33.1
Gross Gains on Sales	$37.6	$56.9	$38.0
Gross Losses on Sales	(11.2)	(1.0)	(5.1)
Net Gains on Trading Securities	—	0.6	0.2
Net Realized Gains on Sales of Investments	$26.4	$56.5	$33.1
Fixed Maturities
During the fourth quarter of 2018, the Company began repositioning the fixed maturity investment portfolio in in its Life and Health Insurance segment and recognized Realized Gains on Sales of Fixed Maturities of $13.3 million and Realized Losses on Sales of Fixed Maturities of $4.4 million in connection with the repositioning.
Equity Securities
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2018 primarily relate to gains on dispositions of certain Investments in Equity Securities at Modified Cost resulting from transactions whereby the Company’s investments were were acquired by other companies.
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
Other sales activity in 2018, 2017 and 2016 was due to normal portfolio management.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Information pertaining to Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 is presented below.

	2018		2017		2016
DOLLARS IN MILLIONS	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties	Amount	Number of Issuers/ Properties
Fixed Maturities	$(2.0)	24	$(12.1)	10	$(26.6)	12
Equity Securities	(2.5)	5	(2.2)	5	(5.6)	14
Real Estate	—	—	—	—	(0.5)	1
Net Impairment Losses Recognized in Earnings	$(4.5)		$(14.3)		$(32.7)
Fixed Maturities
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2018 related to Investments in Fixed Maturities were due to the Company’s intent to sell or requirement to sell.
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
Real Estate
The Company did not recognize any impairment losses related to Investments in Real Estate in the Consolidated Statements of Income for the years ended December 31, 2018 or 2017.
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2016 related to Investments in Real Estate includes a loss of $0.5 million due to the Company’s intent to sell one property.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2018, 92% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating of AAA, AA, A or BBB from Fitch.
The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2018 and 2017.

NAIC Rating	Rating	Dec 31, 2018		Dec 31, 2017
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,156.6	64.7%	$3,481.8	64.6%
2	BBB	1,752.6	27.3	1,335.2	24.8
3-4	BB, B	333.7	5.2	357.2	6.7
5-6	CCC or Lower	181.3	2.8	208.5	3.9
Total Investments in Fixed Maturities		$6,424.2	100.0%	$5,382.7	100.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $17.1 million and $6.9 million at December 31, 2018 and 2017, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2018 and 2017.

	Dec 31, 2018		Dec 31, 2017
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$865.7	10.7%	$556.1	8.2%
States and Political Subdivisions:
States	479.7	5.9	594.0	8.7
Political Subdivisions	147.8	1.8	171.1	2.5
Revenue Bonds	991.6	12.3	936.7	13.8
Foreign Governments	5.9	0.1	3.2	—
Total Investments in Governmental Fixed Maturities	$2,490.7	30.8%	$2,261.1	33.2%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2018 and 2017.

	Dec 31, 2018		Dec 31, 2017
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,270.0	15.7%	$1,168.8	17.2%
Finance, Insurance and Real Estate	1,269.3	15.7	780.2	11.5
Services	516.4	6.4	453.3	6.7
Transportation, Communication and Utilities	449.0	5.6	353.7	5.2
Retail Trade	164.8	2.0	102.6	1.5
Mining	158.6	2.0	163.5	2.4
Wholesale Trade	78.4	1.0	81.3	1.2
Agriculture, Forestry and Fishing	13.7	0.2	14.5	0.2
Other	13.3	0.2	3.7	0.1
Total Investments in Non-governmental Fixed Maturities	$3,933.5	48.8%	$3,121.6	46.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2018.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	478	$1,129.2
$5 -$10	149	1,083.5
$10 - $20	95	1,338.2
$20 - $30	16	352.5
Greater Than $30	1	30.1
Total	739	$3,933.5
The Company’s short-term investments primarily consist of money market funds, U.S. Treasury securities with maturities of less than one year at the date of purchase, commercial paper and overnight interest bearing accounts. At December 31, 2018, the Company had $189.9 million invested in U.S. Treasury securities with maturities of less than one year at the date of purchase, $74.6 million invested in money market funds which primarily invest in U.S. Treasury securities and $21.7 million invested in overnight interest bearing bank accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at December 31, 2018.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$132.9	1.6%
Georgia	89.1	1.1
Michigan	81.7	1.0
Colorado	80.8	1.0
Louisiana	71.7	0.9
Virginia	62.9	0.8
California	62.1	0.8
Washington	58.1	0.7
Equity Securities at Fair Value—Other Equity Interests:
Vanguard World Stock ETF	77.6	1.0
iShares® Core MSCI Total International Stock ETF	68.9	0.9
Total	$785.8	9.8%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, hedge funds and distressed debt. As of January 1, 2018 the Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Prior to January 1, 2018 and the Company’s adoption of ASU 2016-01, the Company’s investments in limited liability investment companies and limited partnerships were reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities, or Fair Value Option Investments depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2018 and 2017 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2018	Dec 31, 2018	Dec 31, 2017
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$71.3	$99.6	$73.0
Senior Debt	22.4	15.4	4.8
Distressed Debt	—	34.5	47.5
Secondary Transactions	18.7	21.2	20.6
Leveraged Buyout	—	4.2	3.3
Growth Equity	—	5.4	5.7
Other	—	6.7	6.1
Total Equity Method Limited Liability Investments	112.4	187.0	161.0
Reported as Equity Securities at Fair Value:
Mezzanine Debt	93.1	111.7	102.2
Senior Debt	33.4	34.3	35.5
Distressed Debt	2.2	14.5	16.6
Secondary Transactions	10.3	6.7	8.9
Hedge Funds	—	14.7	—
Leveraged Buyout	2.9	4.2	6.3
Other	6.3	5.9	33.4
Total Reported as Other Equity Interests at Fair Value	148.2	192.0	202.9
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	1.5	—
Other	0.1	22.1	—
Total Reported as Equity Securities at Modified Cost	0.1	23.6	—
Reported as Fair Value Option Investments:
Hedge Fund	—	—	77.5
Total Investments in Limited Liability Companies and Limited Partnerships	$260.7	$402.6	$441.4
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

EXPENSES
Expenses for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Insurance Expenses:
Commissions	$558.7	$425.6	$399.2
General Expenses	229.7	194.1	209.0
Taxes, Licenses and Fees	73.2	52.8	48.8
Total Costs Incurred	861.6	672.5	657.0
Policy Acquisition Costs:
Deferred	(481.5)	(351.6)	(314.9)
Amortized	377.1	318.3	299.3
Net Policy Acquisition Costs Deferred	(104.4)	(33.3)	(15.6)
Amortization of VOBA	143.3	5.1	5.9
Insurance Expenses	900.5	644.3	647.3
Interest Expense	43.4	34.9	44.4
Other Expenses:
Curtailment Gains, Net	—	—	(2.6)
Loss on Cash Flow Hedge	—	1.1	—
Acquisition Related Transaction, Integration and Other Costs	44.7	—	—
Other	70.9	44.6	48.5
Other Expenses	115.6	45.7	45.9
Interest and Other Expenses	159.0	80.6	90.3
Total Expenses	$1,059.5	$724.9	$737.6
Insurance Expenses
Insurance Expenses increased by $256.2 million for the year ended December 31, 2018, compared to 2017, due primarily to the acquisition of Infinity and the amortization of purchase accounting adjustments in 2018. Insurance Expenses decreased by $3.0 million for the year ended December 31, 2017, compared to 2016, due primarily to growth in business, partially offset by lower amortization of insurance in force.
Interest and Other Expenses
Interest expense increased by $8.5 million for the year ended December 31, 2018, compared to 2017, due primarily to higher levels of debt outstanding to facilitate the funding of the acquisition of Infinity. Interest expense decreased by $9.5 million for the year ended December 31, 2017, compared to 2016, due primarily to lower levels of debt outstanding and a lower average effective interest rate thereon. See MD&A, “Liquidity and Capital Resources,” and Note 7, “Debt,” to the Consolidated Financial Statements for additional discussion of debt activity.
Other Expenses increased by $69.9 million for the year ended December 31, 2018, compared to 2017, due primarily to the acquisition of Infinity, the inclusion of acquisition related transaction, integration and other costs and higher employee compensation. Other Expenses decreased by $0.2 million for the year ended December 31, 2017, compared to 2016, due primarily to lower pension expense in 2017 resulting from the full-year effect of freezing benefit accruals under the Company’s defined benefit pension plans and a longer amortization period to amortize actuarial losses, as discussed in Note 16 “Pension Benefits” to the Consolidated Financial Statements, partially offset by net curtailment gains recognized in 2016, higher employee compensation and a charge to earnings in 2017 to record the ineffective portion of a hedging relationship related to the Company’s debt issuance.
INCOME TAXES
On December 22, 2017, Public Law 115-97, more commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted. The Tax Act includes numerous changes to existing federal income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. In 2017, pursuant to Staff Accounting Bulletin

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES (Continued)
No. 118 (“SAB 118”), the Company recorded certain provisional amounts for the estimated income tax effects of the Tax Act on deferred income taxes.
In 2018, the Company finalized its determination of the effects of the Tax Act on deferred income taxes based on information received from third parties, completion of actuarial tax computations that impacted the amount of deductions related to reserves reportable for federal income tax purposes for tax years prior to 2018, and other items. As a result, the Company recorded an income tax benefit of $26.4 million for the year ended December 31, 2018 in connection with the finalization of the tax effects, which was primarily attributable to the effect of the updated actuarial tax computations.
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to (1) the Tax Act, (2) the effects of tax-exempt investment income and dividends received deductions, (3) certain indemnification recoveries recognized in earnings that result in an adjustment in the tax purchase price and are excluded from the determination of taxable income, and (4) the net effects of state income taxes.
The tax benefit recorded pursuant to the Tax Act was $26.4 million and $7.4 million for the years ended December 31, 2018 and 2017, respectively. Tax-exempt investment income and dividends received deductions were $22.4 million, $28.0 million and $28.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated indemnification recoveries recognized in earnings result in an adjustment in the tax purchase price and are excluded from the determination of taxable income and income tax expense. Such recoveries were $0.7 million for the year ended December 31, 2016. State income tax expense, net of federal benefit, from continuing operations was $0.1 million and $0.6 million in 2018 and 2016, respectively. State income tax benefit, net of federal expense, from continuing operations was $0.1 million in 2017. See Note 15, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility includes a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase either the revolving credit or term loan borrowing capacity by $100.0 million. On June 29, 2018, the Company borrowed $250.0 million on the delayed draw term loan facility to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan. There were no outstanding borrowings at December 31, 2018 or December 31, 2017 under the revolving credit agreement.
Infinity Debt
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.0% Senior Notes due September 19, 2022 (the “2022 Infinity Senior Notes”). The 2022 Senior Notes were recorded at a fair value of $282.1 million as of the acquisition date, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.4%. On November 30, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Infinity Senior Notes.
Long-term Debt
The Company has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2018. The Company initially issued $250.0 million of the 2025 Senior Notes in February of 2015. In June of 2017, Kemper issued an additional $200 million of the 2025 Senior Notes. The proceeds of the additional issuance were $200.2 million, net of discount and transaction costs, for an effective yield of 4.16%. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. Kemper used the net proceeds from the additional issuance for general corporate purposes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Short-term Debt
Kemper’s subsidiaries, United Insurance and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock. Total holdings of FHLB of Chicago stock were $0.8 million and $0.4 million at December 31, 2018 and December 31, 2017, respectively. Total holdings of FHLB of Dallas stock were $3.3 million at both December 31, 2018 and December 31, 2017, respectively.
In June of 2018, United Insurance received advances of $55.0 million from the FHLB of Chicago and Trinity received advances of $55.0 million from the FHLB of Dallas. The advances, which were repaid in full on July 13, 2018, were made to facilitate the funding of the acquisition of Infinity.
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. The advances, which mature in one year or less, were made in connection with the start-up of the Company’s collateralized investment borrowing program. In connection with the advances, United Insurance pledged U.S. Government Agency securities with a fair value of $15.7 million at December 31, 2018. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Accrued Expenses and Other Liabilities in the Consolidated Balance Sheet at December 31, 2018 includes $10.0 million related to these advances. There were no advances from the FHLB of Dallas outstanding as of December 31, 2018.
There were no advances from the FHLB of Chicago or the FHLB of Dallas outstanding at December 31, 2017.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends of $130.4 million, $108.1 million and $104.5 million to Kemper in 2018, 2017 and 2016, respectively. In 2019, Kemper estimates that its direct insurance subsidiaries would be able to pay $351 million in dividends to Kemper without prior regulatory approval.
In 2018, to fund growth initiatives and meet capital requirements, Kemper made a capital contribution of $20.0 million to its subsidiary, Alliance United Insurance Company.
Acquisition of Infinity
On July 2, 2018, Kemper acquired 100% of the outstanding common stock of Infinity, pursuant to the terms of the merger agreement dated February 13, 2018, with total cash, stock and equity-based compensation consideration paid to Infinity shareholders of approximately $1.5 billion. In conjunction with closing the acquisition, Kemper issued 13,184,107 shares, with an aggregate fair value of $982.5 million based on Kemper’s July 2, 2018 stock price of $74.53, and paid $564.6 million in cash consideration to Infinity’s shareholders. In addition, Kemper issued 44,010 restricted units under Kemper’s equity-based compensation plan to replace Infinity restricted shares that were outstanding immediately prior to the closing. The aggregate fair value of such Kemper restricted units granted was $3.3 million at July 2, 2018, of which $1.6 million is attributed to service provided prior to the closing and included in consideration paid. The remaining amount of $1.7 million is attributed to future service and will be recognized in compensation expense primarily over a period of two years. The cash consideration was funded by cash on hand as of July 2, 2018, inclusive of $250.0 million in borrowings under the Company’s delayed draw term loan facility and $110.0 million of Kemper subsidiary borrowings from the FHLB of Dallas and FHLB of Chicago. On July 13, 2018, Kemper subsidiaries repaid in full the $110.0 million of FHLB borrowings, plus accrued interest. On December 28, 2018, Kemper repaid $215.0 million of the delayed draw term loan facility. See Note 3, “Acquisition of Business,” and Note 7, “Debt,” to the Consolidated Financial Statements for additional information. Infinity is a national provider of auto insurance focused on serving the specialty automobile market. With approximately 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest nonstandard auto insurers in the United States.

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
During 2018 and 2017, Kemper did not repurchase any shares of its common stock. During 2016, Kemper repurchased approximately 0.1 million shares of its common stock at an aggregate cost of $3.8 million in open market transactions under the 2014 Repurchase Program. The Company had $243.7 million of remaining capacity under the 2014 Repurchase Program at December 31, 2018.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2018 and 2017. Dividends paid were $56.4 million and $49.5 million for the years ended December 31, 2018 and 2017, respectively.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $100.6 million at December 31, 2018, compared to $197.3 million at December 31, 2017. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, additional capitalization of its direct insurance subsidiaries, and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the credit agreement.
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
Net Cash Provided by Operating Activities increased by $298.6 million for the year ended December 31, 2018, compared to 2017. Net Cash Provided by Operating Activities increased by $0.1 million for the year ended December 31, 2017, compared to 2016.
Net Cash Used by Financing Activities was $12.2 million for the year ended December 31, 2018, compared to $205.2 million for the same period in 2017. Net proceeds from the issuance of long-term debt, which was used to fund the acquisition of Infinity, provided $249.4 million of cash for the year ended December 31, 2018. Kemper used $215.0 million of cash to repay long-term debt for the year ended December 31, 2018. Kemper did not use any cash during 2018 or 2017 to repurchase shares of its common stock. Kemper used $56.4 million of cash to pay dividends for the year ended December 31, 2018, compared to $49.5 million of cash used to pay dividends in the same period of 2017. The quarterly dividend rate was $0.24 per common share for each quarter of 2018 and 2017.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Net Cash Used by Financing Activities was $205.2 million for the year ended December 31, 2017, compared to $48.4 million for the same period in 2016. Kemper used $360.0 million of cash to repay long-term debt for the year ended December 31, 2017. Net proceeds from the issuance of long-term debt provided $200.2 million of cash for the year ended December 31, 2017. Kemper did not use any cash during 2017 to repurchase shares of its common stock, compared to $3.8 million of cash to repurchase shares of its common stock in 2016. Kemper used $49.5 million of cash to pay dividends for the year ended December 31, 2017, compared to $49.2 million in 2016. The quarterly dividend rate was $0.24 per common share for each quarter of 2017 and 2016.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $497.6 million for the year ended December 31, 2018, compared to $105.4 million in 2017. Net cash provided by dispositions of short-term investments was $52.7 million for the year ended December 31, 2018, compared to $39.4 million in 2017. Fixed Maturities investing activities used net cash of $230.1 million for the year ended December 31, 2018, compared to $181.9 million in 2017. Equity Securities investing activities used net cash of $126.6 million for the year ended December 31, 2018, compared to $0.7 million in 2017. Equity Method Limited Liability Investments investing activities used net cash of $29.0 million for the year ended December 31, 2018, compared to providing net cash of $20.2 million in 2017. As of January 1, 2018, with the adoption of new accounting guidance, the Company’s historical Fair Value Option Investments are now carried as Equity Securities at Fair Value or Equity Securities at Modified Cost. Accordingly, no activity was recorded for Fair Value Option Investments for the year ended December 31, 2018, compared net cash provided by Fair Value Option Investing Activities of $35.2 million in 2017.
Net Cash Used by Investing Activities was $105.4 million for the year ended December 31, 2017, compared to $238.1 million in 2016. Net cash provided by dispositions of short-term investments was $39.4 million for the year ended December 31, 2017, compared to net cash used by acquisitions of short-term investments of $18.0 million in 2016. Fixed Maturities investing activities used net cash of $181.9 million for the year ended December 31, 2017, compared to $318.0 million in 2016. Equity Securities investing activities used net cash of $0.7 million for the year ended December 31, 2017, compared to providing net cash of $68.8 million in 2016. Equity Method Limited Liability Investments investing activities provided net cash of $20.2 million for the year ended December 31, 2017, compared to $6.4 million in 2016. Net cash provided by Fair Value Option Investments investing activities was $35.2 million for the year ended December 31, 2017, compared to $51.2 million in 2016. The Company did not use cash to purchase Corporate-owned Life Insurance during the year ended December 31, 2017, compared to purchases of $7.5 million in 2016.
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
CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2018 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2019 to Dec 31, 2019	Jan 1, 2020 to Dec 31, 2021	Jan 1, 2022 to Dec 31, 2023	After Dec 31, 2023	Total
Long Term Debt Obligations	$10.0	$35.0	$275.0	$600.0	$920.0
Capital Lease Obligations	0.7	1.0	0.2	—	1.9
Operating Lease Obligations	20.5	35.3	27.5	27.1	110.4
Purchase Obligations	20.2	20.8	2.2	—	43.2
Life and Health Insurance Policy Benefits	295.0	478.2	457.3	6,847.2	8,077.7
Property and Casualty Insurance Reserves	1,114.8	573.1	109.8	77.2	1,874.9
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	49.7	100.1	102.7	452.2	704.7
Total Contractual Obligations	$1,510.9	$1,243.5	$974.7	$8,003.7	$11,732.8

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS (Continued)
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $3.8 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2018.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $275.4 million at December 31, 2018. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $4.4 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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
Valuation of Investments
The reported value of the Company’s investments was $8,069.5 million at December 31, 2018, of which $7,140.1 million, or 88%, was reported at fair value, $187.0 million, or 2%, was reported under the equity method of accounting, $300.6 million, or 4%, was reported at unpaid principal balance and $441.8 million, or 6%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchical framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $7,140.1 million at December 31, 2018, of which $6,050.7 million, or 85%, were investments that were based on quoted market prices or significant value drivers that are observable, $897.4 million, or 13%, were investments where at least one significant value driver was unobservable and $192.0 million or 3% were investments for which fair value is measured using the net asset value per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2018 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features which are recorded on the Consolidated Balance Sheets as Convertible Securities. Accordingly, both the reported and fair values of the Company’s investments in Convertible Securities accounted for under the fair value option method of accounting were $31.5 million at December 31, 2018. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2018. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of AOCI until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $6,424.2 million at December 31, 2018.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $684.4 million at December 31, 2018. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2018, would have decreased by $174.9 million.
The Company regularly reviews its fixed maturity investment portfolio and holdings in Equity Securities at Modified Cost for factors that may indicate that a decline in the fair value of an investment below its cost, amortized cost or modified cost basis is other than temporary. Such reviews are inherently uncertain in that the value of the investment may not fully recover or may decline further in future periods. Some factors considered in evaluating whether or not a decline in fair value of an investment is other than temporary include, but are not limited to, the following:
Fixed Maturity Securities

•	The financial condition, credit rating and prospects of the issuer;

•	The length of time and magnitude of the unrealized loss;

•	The ability of the issuer to make scheduled principal and interest payments;

•	The volatility of the investment;
Equity Securities at Modified Cost

•	Opinions of the Company’s external investment managers;

•	The financial condition and prospects of the issuer;

•	Current market conditions;

•	Changes in credit ratings; and

•	Changes in the regulatory environment.

Changes in these factors from their December 31, 2018 evaluation date could result in the Company determining that a temporary decline in the fair value of an investment held and evaluated at December 31, 2018 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,874.9 million and $1,016.8 million of gross loss and LAE reserves at December 31, 2018 and 2017, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Business Segments:
Preferred Property & Casualty Insurance	$452.9	$461.9
Specialty Property & Casualty Insurance	1,387.0	514.4
Life & Health Insurance	4.4	4.1
Total Business Segments	1,844.3	980.4
Discontinued Operations	27.4	33.1
Unallocated Reserves	3.2	3.3
Total Property and Casualty Insurance Reserves	$1,874.9	$1,016.8
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain, and the actual ultimate cost of known and unknown claims may vary materially from the estimated amounts reserved.
The Company’s actuaries generally estimate reserves at least quarterly for most product lines and/or coverage levels using accident quarters or years spanning 10 or more years, depending on the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies, including, but not limited to, the following:

•	Incurred Loss Development Methodology;

•	Paid Loss Development Methodology;

•	Bornhuetter-Ferguson Incurred Loss Methodology;

•	Bornhuetter-Ferguson Paid Loss Methodology; and

•	Frequency and Severity Methodology.
The Company’s actuaries generally review the results of at least four of the estimation methodologies, two based on paid data and two based on incurred data, to initially estimate the ultimate losses and LAE for the current accident quarter or year and re-estimate the ultimate losses and LAE for previous accident quarters or years to determine if changes in the previous estimates of the ultimate losses and LAE are indicated by the most recent data. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes, and the Company’s actuaries perform additional analyses before making their final selections. However, such bands do not necessarily constitute a range of outcomes, nor does the Company’s management or the Company’s actuaries calculate a range of outcomes.
The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. However, changes in the Company’s business processes, by their very nature, are likely to affect the development patterns, which means the Company’s actuaries must routinely evaluate the applicability of historical data in future projections. The ultimate impact of a single change in a business process is difficult to quantify and detect, and even more difficult if several changes to business processes occur over several years. Initially after a change is implemented, there are fewer data points, as compared to the historical data, for the Company’s actuaries to analyze. With fewer data points to analyze, the Company’s actuaries cannot be certain that observed differences from the historical data trends are a result of the change in business process or merely a random fluctuation in the data. As the Company’s actuaries observe more data points following the change in business process, the Company’s actuaries can gain more confidence in whether the change in business process is affecting the development pattern. The challenge for the Company’s actuaries is how much weight to place on the development patterns based on the older historical data and how much weight to place on the development patterns based on more recent data.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
At a minimum, the Company’s actuaries analyze 70 product and/or coverage levels for either 40 accident quarters or 10 accident years for both losses and LAE using many of the loss reserving estimation methodologies identified above as well as other generally accepted actuarial estimation methodologies. In all, there are more than 10,000 combinations of accident quarters or years, coverage levels, and generally accepted actuarial estimation methodologies used to estimate the Company’s unpaid losses and LAE. In some cases, the Company’s actuaries make adjustments to the loss reserving estimation methodologies identified above or use additional generally accepted actuarial estimation methodologies to estimate ultimate losses and LAE.
For each accident quarter or year, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point selected by the Company’s actuaries, using their professional judgment, that takes into consideration each of the points produced by the several loss reserving estimation methodologies used. In some cases, for a particular product, the current accident quarter or year may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss development methodology for that particular accident quarter or year. As an accident quarter or year ages for that same product, the actuary may gain more confidence in the paid loss development methodology and begin to give more weight to the paid loss development methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted toward the incurred loss development methodology, particularly for short-tail lines such as personal automobile insurance. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for short-tail lines, especially in the more recent accident quarters or years, compared with the paid loss development methodology. However, in some circumstances changes can occur which impact numerous variables, including, but not limited to, those variables identified below that are difficult to quantify and/or impact the predictive value of prior development patterns relied upon in the incurred loss development methodology and paid loss development methodology. In those circumstances, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial estimation methodologies. In those circumstances, the Company’s actuaries, using their professional judgment, may place more weight on the adjusted loss reserving estimation methodologies or other generally accepted actuarial estimation methodologies until the newer development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted loss reserving estimation methodologies. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.
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
The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s corporate actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident quarter or year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Development for the years ended December 31, 2018, 2017 and 2016, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2018	2017	2016
Continuing Operations:
Preferred Property & Casualty Insurance:
Preferred Personal Automobile Insurance	$5.8	$(19.3)	$(4.6)
Homeowners Insurance	(3.2)	(1.0)	20.0
Other Personal Lines	5.7	4.6	8.0
Specialty Property & Casualty Insurance:
Specialty Personal Automobile Insurance	(5.5)	(2.9)	(6.7)
Commercial Automobile Insurance	3.8	(0.9)	(2.4)
Life & Health Insurance:
Property	(1.4)	(0.9)	0.1
Total Favorable (Adverse) Development from Continuing Operations, Net	5.2	(20.4)	14.4
Discontinued Operations	2.2	1.5	6.3
Total Favorable (Adverse) Development, Net	$7.4	$(18.9)	$20.7
See MD&A, “Loss and LAE Reserve Development,” “Preferred Property & Casualty Insurance,” “Specialty Property & Casualty Insurance,” and “Life & Health Insurance,” for further information on development reported in the Consolidated Financial Statements.
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that the Company’s specialty personal automobile insurance loss and LAE reserves could have varied by $59.1 million in either direction at December 31, 2018 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2018 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Goodwill Recoverability
The Company tests goodwill for impairment annually, or whenever events or circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. In 2018, the Company changed the date on which it performs the annual goodwill impairment test from January 1 to October 1, moving the test date closer to year-end. Accordingly, the Company performed two goodwill impairment tests in 2018, the first as of January 1, 2018 and the second as of October 1, 2018. The Company performed qualitative goodwill impairment assessments on both dates for all reporting units with goodwill. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy and changes in our stock price since the last quantitative assessment, which was performed on January 1, 2017. For each reporting unit tested, we determined that it is more likely than not that the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable.
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
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2018. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2018 by $75.9 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2018 by $62.8 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2018 by $5.4 million, while a one–percentage point increase in the rate would decrease pension expense by $5.4 million for the same period.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2019. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. For all recently issued accounting pronouncements with effective dates after December 31, 2018, the Company does not expect adoption to have a material impact on its financial statements, with the possible exceptions of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information About Market Risk
The Company’s consolidated balance sheets include three types of financial instruments subject to the material market risk disclosures required by the SEC:

1.	Investments in Fixed Maturities;

2.	Investments in Equity Securities at Fair Value; and

3.	Debt.
Investments in Fixed Maturities and Debt are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and hedge funds and, accordingly, are subject to material equity price risk and interest rate risk.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2018 and 2017 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2018 and 2017. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2018 and 2017. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2018 and 2017, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.97 and 1.00 at December 31, 2018 and 2017, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2018 and 2017, and weighted on the fair value of such securities at December 31, 2018 and 2017, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2018 and 2017. The Company’s Fair Value Option Investments were correlated with the S&P 500 using such portfolio’s weighted-average beta of 0.06 at December 31, 2017 which was calculated for each hedge fund in the portfolio and weighted on the respective fair value of each of the hedge funds.

Quantitative Information About Market Risk (Continued)

The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2018 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,424.2	$(393.5)	$—	$(393.5)
Investments in Equity Securities	684.4	(7.4)	(175.6)	(183.0)
LIABILITIES
Debt	$911.2	$34.3	$—	$34.3
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2017 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$5,382.7	$(322.4)	$—	$(322.4)
Investments in Equity Securities	526.0	(6.3)	(134.9)	(141.2)
Fair Value Option Investments	77.5	—	(1.4)	(1.4)
LIABILITIES
Debt	$614.6	$30.1	$—	$30.1
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2018	2017	2016
Revenues:
Earned Premiums	$3,384.4	$2,350.0	$2,220.0
Net Investment Income	340.9	327.2	298.3
Other Income	42.2	4.0	3.2
Loss from Change in Fair Value of Equity and Convertible Securities	(64.3)	—	—
Net Realized Gains on Sales of Investments	26.4	56.5	33.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(4.5)	(14.4)	(33.0)
Portion of Losses Recognized in Other Comprehensive Income	—	0.1	0.3
Net Impairment Losses Recognized in Earnings	(4.5)	(14.3)	(32.7)
Total Revenues	3,725.1	2,723.4	2,521.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	2,466.5	1,837.4	1,780.8
Insurance Expenses	900.5	644.3	647.3
Interest and Other Expenses	159.0	80.6	90.3
Total Expenses	3,526.0	2,562.3	2,518.4
Income from Continuing Operations before Income Taxes	199.1	161.1	3.5
Income Tax Benefit (Expense)	(10.7)	(41.2)	9.2
Income from Continuing Operations	188.4	119.9	12.7
Income from Discontinued Operations	1.7	1.0	4.1
Net Income	$190.1	$120.9	$16.8
Income from Continuing Operations Per Unrestricted Share:
Basic	$3.22	$2.32	$0.25
Diluted	$3.19	$2.31	$0.25
Net Income Per Unrestricted Share:
Basic	$3.25	$2.34	$0.33
Diluted	$3.22	$2.33	$0.33

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2018	2017	2016
Net Income	$190.1	$120.9	$16.8

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(236.1)	83.8	(2.2)
Foreign Currency Translation Adjustments	0.3	1.7	(0.3)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(6.9)	3.3	20.5
Gain (Loss) on Cash Flow Hedge	1.2	(6.7)	1.6
Other Comprehensive Income (Loss) Before Income Taxes	(241.5)	82.1	19.6
Other Comprehensive Income Tax Benefit (Expense)	50.7	(24.7)	(6.9)
Other Comprehensive Income (Loss)	(190.8)	57.4	12.7
Total Comprehensive Income (Loss)	$(0.7)	$178.3	$29.5

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2018	2017
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2018 - $6,284.5; 2017 - $5,021.6)	$6,424.2	$5,382.7
Equity Securities at Fair Value	684.4	526.0
Equity Securities at Modified Cost	41.5	—
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	187.0	161.0
Convertible Securities at Fair Value	31.5	—
Fair Value Option Investments	—	77.5
Short-term Investments at Cost which Approximates Fair Value	286.1	235.5
Other Investments	414.8	422.2
Total Investments	8,069.5	6,804.9
Cash	75.1	45.7
Receivables from Policyholders	1,007.1	366.0
Other Receivables	245.4	194.3
Deferred Policy Acquisition Costs	470.0	365.3
Goodwill	1,112.4	323.0
Current Income Tax Assets	38.9	6.1
Other Assets	526.5	270.9
Total Assets	$11,544.9	$8,376.2
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,558.7	$3,521.0
Property and Casualty	1,874.9	1,016.8
Total Insurance Reserves	5,433.6	4,537.8
Unearned Premiums	1,424.3	653.9
Deferred Income Tax Liabilities	26.2	14.8
Liabilities for Unrecognized Tax Benefits	4.4	8.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2018 - $911.2; 2017 - $614.6)	909.0	592.3
Accrued Expenses and Other Liabilities	697.3	453.7
Total Liabilities	8,494.8	6,260.6
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 64,756,833 Shares Issued and Outstanding at December 31, 2018 and 51,462,405 Shares Issued and Outstanding at December 31, 2017	6.5	5.1
Paid-in Capital	1,666.3	673.1
Retained Earnings	1,355.5	1,243.0
Accumulated Other Comprehensive Income	21.8	194.4
Total Shareholders’ Equity	3,050.1	2,115.6
Total Liabilities and Shareholders’ Equity	$11,544.9	$8,376.2

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2018	2017	2016
Operating Activities:
Net Income	$190.1	$120.9	$16.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(104.6)	(33.3)	(15.6)
Amortization of Intangible Assets Acquired	156.3	5.1	5.9
Equity in Earnings of Equity Method Limited Liability Investments	(11.0)	(24.8)	(7.5)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	13.9	19.6	15.7
Decrease (Increase) in Value of Fair Value Option Investments reported in Investment Income	—	(1.3)	1.9
Decrease in Value of Equity and Convertible Securities at Fair Value	64.3	—	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	7.7	16.7	16.2
Net Realized Gains on Sales of Investments	(26.4)	(56.5)	(33.1)
Net Impairment Losses Recognized in Earnings	4.5	14.3	32.7
Depreciation of Property and Equipment	15.6	13.1	13.6
Increase in Other Receivables	(80.7)	(29.2)	(11.0)
Increase in Insurance Reserves	183.2	131.1	201.8
Increase in Unearned Premiums	54.7	35.2	5.6
Change in Income Taxes	13.1	28.9	(6.5)
Increase in Accrued Expenses and Other Liabilities	49.9	2.9	3.3
Other, Net	8.6	(2.1)	0.7
Net Cash Provided by Operating Activities	539.2	240.6	240.5
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	2,643.3	528.2	532.3
Purchases of Fixed Maturities	(2,413.2)	(710.1)	(850.3)
Sales of Equity Securities	351.9	342.0	158.9
Purchases of Equity Securities	(478.5)	(342.7)	(90.1)
Acquisition and Improvements of Investment Real Estate	(1.5)	(1.5)	(2.2)
Sales of Investment Real Estate	—	26.7	7.5
Sales of and Return of Investment of Equity Method Limited Liability Investments	14.1	48.1	41.0
Acquisitions of Equity Method Limited Liability Investments	(43.1)	(27.9)	(34.6)
Sales of Fair Value Option Investments	—	42.2	72.2
Purchases of Fair Value Option Investments	—	(7.0)	(21.0)
Decrease (Increase) in Short-term Investments	52.7	39.4	(18.0)
Acquisition of Businesses, Net of Cash Acquired	(560.6)	—	—
Increase in Other Investments	(2.0)	(4.5)	(5.7)
Purchase of Corporate-owned Life Insurance	—	—	(7.5)
Acquisition of Software and Long-lived Assets	(65.3)	(35.5)	(17.6)
Other, Net	4.6	(2.8)	(3.0)
Net Cash Used by Investing Activities	(497.6)	(105.4)	(238.1)
Financing Activities:
Net Proceeds from Issuances of Debt	249.4	200.2	—
Repayments of Debt	(215.0)	(360.0)	—
Proceeds from Advances from FHLB	10.0	—	—
Common Stock Repurchases	—	—	(3.8)
Dividends and Dividend Equivalents Paid	(56.4)	(49.5)	(49.2)
Cash Exercise of Stock Options	0.9	4.0	3.5
Other, Net	(1.1)	0.1	1.1
Net Cash Used by Financing Activities	(12.2)	(205.2)	(48.4)
Increase (Decrease) in Cash	29.4	(70.0)	(46.0)
Cash, Beginning of Year	45.7	115.7	161.7
Cash, End of Year	$75.1	$45.7	$115.7
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Years Ended December 31, 2018, 2017 and 2016
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2015	51.3	$5.1	$654.0	$1,209.0	$124.3	$1,992.4
Net Income	—	—	—	16.8	—	16.8
Other Comprehensive Income (Note 12)	—	—	—	—	12.7	12.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.2)	—	(49.2)
Repurchases of Common Stock	(0.1)	—	(1.8)	(2.0)	—	(3.8)
Equity-based Compensation Cost (Note 10)	—	—	4.7	—	—	4.7
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.1	—	3.4	(1.8)	—	1.6
BALANCE, DECEMBER 31, 2016	51.3	$5.1	$660.3	$1,172.8	$137.0	$1,975.2
Cumulative Effect of Adoption of New Accounting Standards	—	—	—	0.5	—	0.5
Net Income	—	—	—	120.9	—	120.9
Other Comprehensive Income (Note 12)	—	—	—	—	57.4	57.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.5)	—	(49.5)
Equity-based Compensation Cost (Note 10)	—	—	9.4	—	—	9.4
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.2	—	3.4	(1.7)	—	1.7
BALANCE, DECEMBER 31, 2017 As Reported	51.5	$5.1	$673.1	$1,243.0	$194.4	$2,115.6
Cumulative Effect of Adoption of New Accounting Standards	—	—	—	(18.2)	18.2	—
BALANCE, JANUARY 1, 2018 As Adjusted	51.5	$5.1	$673.1	$1,224.8	$212.6	$2,115.6
Net Income	—	—	—	190.1	—	190.1
Other Comprehensive Loss (Note 12)	—	—	—	—	(190.8)	(190.8)
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(56.4)	—	(56.4)
Issuances of Common Stock (Note 3)	13.1	1.4	977.2	—	—	978.6
Equity-based Compensation Cost (Note 10)	—	—	18.6	—	—	18.6
Equity-based Awards, Net of Shares Exchanged (Note 10)	0.1	—	(2.6)	(3.0)	—	(5.6)
BALANCE, DECEMBER 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1

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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Convertible Securities at Fair Value, Investments in Equity Securities at Fair Value and Debt are estimated using a hierarchical framework which prioritizes and ranks market price observability. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES
Business Segments
In the fourth quarter of 2018, the Company changed its reportable segments as disclosed in Note 18, “Business Segments,” to the Consolidated Financial Statements, to include the Preferred Property & Casualty Insurance segment, Specialty Property & Casualty Insurance segment and Life & Health Insurance segment. As a result of continued transformational change, including the acquisition of Infinity, the Company’s chief operating decision maker began reviewing performance of the business, setting operating budgets and evaluating resource and capital allocations using the new reportable segments. Accordingly, the Company has restated prior-period segment data within Note 18, “Business Segments,” to the Consolidated Financial Statements.
Investments
Investments in Fixed Maturities include bonds, notes and redeemable preferred stocks. Investments in Fixed Maturities are classified as available for sale and reported at fair value. Net Investment Income, including amortization of purchased premiums and accretion of market discounts, on Investments in Fixed Maturities is recognized as interest over the period that it is earned using the effective yield method. Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities classified as available for sale is reported in Accumulated Other Comprehensive Income (“AOCI”) included in Shareholders’ Equity.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Investments in Convertible Securities include fixed maturities with equity conversion features. The Company has elected the fair value option method of accounting for investments in Convertible Securities and records Convertible Securities at fair value on the Consolidated Balance Sheet. Changes in fair value of Convertible Securities are recorded in the Consolidated Statements of Income during the period such changes occur.
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, money market mutual funds and limited liability companies and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets. Effective January 1, 2018, changes in the fair value of such equity securities are reported in the Consolidated Statements of Income. Prior to January 1, 2018, changes in the fair values of such equity securities were reported in AOCI. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on the Consolidated Balance Sheet as Equity Securities at Modified Cost. Changes in the carrying value of Modified Cost investments due to observable price changes are recorded as Income (Loss) from Change in Fair Value of Equity and Convertible Securities.
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

•	Level 3 — Significant unobservable inputs for the asset or liability being measured.
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
For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method using assumptions as of the issue date for mortality, interest, policy lapses and expenses, including provisions for adverse mortality. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Insurance Reserves for life insurance products are comprised of reserves for future policy benefits plus an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for IBNR life insurance claims. Prior to the third quarter of 2016, except when required by applicable law, the Company did not utilize the database of reported deaths maintained by the Social Security Administration or any other comparable database (a “Death Master File” or “DMF”) in its operations, including to determine its IBNR liability for life insurance products. Instead of using such a database, the Company calculated its IBNR liability for life insurance products using Company-specific historical information, which included analyzing average paid claims and the average lag between date of death and the date reported to the Company for claims for which proof of death had been provided. In the third quarter of 2016, the Company initiated a voluntary enhancement of its claims handling procedures for its life insurance policies. The Company is now utilizing a DMF to identify potential situations where the Company has yet to be notified of an insured’s death and, as appropriate, initiating an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 include a charge of $77.8 million to recognize the initial impact of using a DMF in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. No such charge was recorded during the years ended December 31, 2018 or 2017.
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income. Reinsurance Recoverables were $158.3 million and $111.6 million at December 31, 2018 and 2017, respectively. Accrued Investment Income was $77.9 million and $72.8 million at December 31, 2018 and 2017, respectively.

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
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $30.2 million and $26.0 million at December 31, 2018 and 2017, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company estimates that it will record VOBA amortization of $6.3 million in 2019, $4.0 million in 2020, $2.8 million in 2021, $2.2 million in 2022 and $1.8 million in 2023. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships was $6.7 million and $7.3 million at December 31, 2018 and 2017, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships was $68.0 million and $15.6 million at December 31, 2018 and 2017, respectively and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
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
On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most significantly, ASU 2016-01 requires companies to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily-determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (“Modified Cost”). ASU 2016-01 also simplifies the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that an impairment of an equity investment without readily-determinable fair value exists, an entity is required to re-measure such investment at fair value.
The Company applied the modified retrospective transition method, except for the provisions regarding equity investments without readily determinable fair values, which were applied on a prospective basis, with no impact on the Company’s Total Shareholders’ Equity. The Company recognized a $17.7 million increase to Retained Earnings, and a corresponding reduction to AOCI, as of January 1, 2018, which represents the accumulated net unrealized gains on Equity Securities at Fair Value immediately prior to the adoption of ASU 2016-01. The Company has recorded equity investments without readily-determinable fair values under the caption Equity Securities at Modified Cost in the Consolidated Balance Sheets. As a result of adopting ASU 2016-01, the Company revised its accounting policy as of January 1, 2018 and no longer classifies equity investments as available-for-sale or trading securities. Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Consolidated Balance Sheet at December 31, 2018 with changes in fair value recorded as Income from Change in

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Fair Value of Equity and Convertible Securities in the Consolidated Statement of Income for the year ended December 31, 2018. The Company anticipates ASU 2016-01 will result in increased volatility within the Consolidated Statements of Income in future periods.
On January 1, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides companies the option to reclassify tax effects stranded in AOCI, as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The Company elected to reclassify tax effects stranded in AOCI and recognized a decrease to Retained Earnings and a corresponding increase to AOCI of $35.9 million as of January 1, 2018. The adoption of ASU 2018-02 had no impact on Total Shareholders’ Equity.
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
Guidance Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), by amending the Accounting Standards Codification (“ASC”) and creating a new topic on accounting for leases. ASU 2016-02 introduces a lessee model that requires most leases to be reported on the balance sheet of a lessee. ASU 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC Topic 606, Revenue from Contracts with Customers, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASU 2016-02 also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. The adoption of ASU 2016-02 will have no impact on the Company’s total Shareholders’ Equity as of January 1, 2019, but will result in the establishment of a right of use asset and an offsetting, corresponding lease liability, of approximately $85.0 million.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2019. There were no adoptions of such accounting pronouncements in 2018 that had a material impact on the Company’s Consolidated Financial Statements. With the possible exceptions of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvement to Account for Long Duration Contracts, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after December 31, 2018 to have a material impact on the Company’s financial statements.
NOTE 3. ACQUISITION OF BUSINESS
Acquisition of Infinity Property and Casualty Corporation
On July 2, 2018, Kemper acquired 100% of the outstanding common stock of Infinity Property and Casualty Corporation (“Infinity”), pursuant to the terms of the merger agreement dated February 13, 2018, with total cash, stock and equity-based compensation consideration paid to Infinity shareholders of approximately $1.5 billion. In conjunction with closing the acquisition, Kemper issued 13,184,107 shares, with an aggregate fair value of $982.5 million based on Kemper’s July 2, 2018 stock price of $74.53 per share, and paid $564.6 million in cash consideration to Infinity’s shareholders. In addition, Kemper issued 44,010 restricted units under Kemper’s equity-based compensation plan to replace Infinity restricted shares that were outstanding immediately prior to the closing. The aggregate fair value of such Kemper restricted units granted was $3.3 million at July 2, 2018, of which $1.6 million is attributed to service provided prior to the closing and included in consideration paid. The remaining amount of $1.7 million is attributed to future service and will be recognized in compensation expense primarily over a period of two years. The cash consideration was funded by cash on hand as of July 2, 2018, inclusive of $250.0 million in borrowings under the Company’s delayed draw term loan facility and $110.0 million of Kemper subsidiary borrowings from the FHLB of Dallas and FHLB of Chicago. On July 13, 2018, Kemper subsidiaries repaid in full the $110.0 million of FHLB borrowings, plus accrued interest. On December 28, 2018, Kemper repaid $215.0 million of the delayed draw term loan facility. See Note 7, “Debt,” to the Consolidated Financial Statements for additional information. Infinity is a national provider of auto insurance focused on serving the specialty automobile market. With approximately 10,600 independent agents and $1.4 billion in 2017 direct written premiums, Infinity is one of the largest specialty auto insurers in the United States.
The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed, including, but not limited to, receivables, intangible assets, unearned premium reserves, certain tax-related balances and certain other asset and liabilities. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would also likely impact the Company’s allocation of the purchase price to Goodwill. In accordance with ASC 805, Business Combinations, changes, if any, to the preliminary estimates and allocation, as a result of events or conditions as of the acquisition date, will be reported in the Company’s financial statements as an adjustment to the assets acquired and liabilities assumed. During the fourth quarter, the Company further refined its estimate of certain legal accruals, other liabilities and tax-related balances, increasing liabilities assumed by $22.9 million, increasing assets acquired by $1.7 million and increasing goodwill by $21.2 million. The Company has allocated all of the goodwill associated with the Infinity acquisition to the Specialty Property & Casualty Insurance segment. The factors that contributed to the recognition of goodwill include synergies from economies of scale within the underwriting and claims operations, acquiring a talented workforce and cost savings opportunities.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. ACQUISITION OF BUSINESS (Continued)
Based on the Company’s preliminary allocation of the purchase price as of December 31, 2018, the fair values of the assets acquired and liabilities assumed were:

DOLLARS IN MILLIONS
Investments	$1,569.3
Short Term Investments	98.8
Cash	4.0
Receivables from Policyholders	583.4
Other Receivables	31.7
Value of Intangible Assets Acquired (Reported in Other Assets)	262.7
Current Income Tax Assets	0.8
Goodwill[1]	789.4
Other Assets	102.1
Property and Casualty Insurance Reserves	(713.6)
Unearned Premiums	(715.6)
Debt	(282.1)
Deferred Income Tax Liabilities	(11.3)
Accrued Expenses and Other Liabilities	(170.9)
Total Purchase Price	$1,548.7

[1] Non-deductible for tax-purposes.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. ACQUISITION OF BUSINESS (Continued)
Unaudited Pro Forma Results
The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Infinity occurred on January 1, 2017. The adjustments to arrive at the pro forma information below included adjustments for the lost investment income on the cash used to fund the acquisition, amortization of the fair value adjustment on Infinity investments, amortization of the acquired intangible assets, interest expense on debt incurred to finance the acquisition and the exclusion of certain acquisition related costs considered to be non-recurring in nature.

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2018 (Unaudited)	2017 (Unaudited)
Total Revenues	$4,452.9	$4,239.0
Total Expenses	$4,133.7	$4,095.1
Income from Continuing Operations before Income Taxes	$319.2	$143.9
Net Income	$285.6	$89.0
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
NOTE 4. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2018 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$865.9	$14.8	$(15.0)	$865.7
States and Political Subdivisions	$1,553.7	$74.0	(8.6)	1,619.1
Foreign Governments	6.5	—	(0.6)	5.9
Corporate Securities:
Bonds and Notes	3,307.8	135.1	(49.1)	3,393.8
Collateralized Loan Obligations	535.7	1.5	(13.2)	524.0
Other Mortgage- and Asset-backed	14.9	0.9	(0.1)	15.7
Investments in Fixed Maturities	$6,284.5	$226.3	$(86.6)	$6,424.2

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
Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $10.5 million and $5.4 million at December 31, 2018 and 2017, respectively. There were $0.5 million of unsettled sales of Investments in Fixed Maturities at December 31, 2018. There were no unsettled sales of Investments in Fixed Maturities at December 31, 2017.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2018 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$130.3	$131.0
Due after One Year to Five Years	914.3	917.7
Due after Five Years to Ten Years	1,816.8	1,842.5
Due after Ten Years	2,234.8	2,358.9
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,188.3	1,174.1
Investments in Fixed Maturities	$6,284.5	$6,424.2
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2018 consisted of securities issued by the Government National Mortgage Association with a fair value of $618.5 million, securities issued by the Federal National Mortgage Association with a fair value of $8.4 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $7.6 million and securities of other non-governmental issuers with a fair value of $539.6 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2018 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$401.1	$(7.6)	$79.0	$(7.4)	$480.1	$(15.0)
States and Political Subdivisions	299.4	(5.0)	102.6	(3.6)	402.0	(8.6)
Foreign Governments	4.9	(0.6)	—	—	4.9	(0.6)
Corporate Securities:
Bonds and Notes	1,326.0	(38.2)	116.8	(10.9)	1,442.8	(49.1)
Collateralized Loan Obligations	439.2	(13.2)	—	—	439.2	(13.2)
Other Mortgage- and Asset-backed	0.2	—	4.5	(0.1)	4.7	(0.1)
Total Fixed Maturities	2,470.8	(64.6)	302.9	(22.0)	2,773.7	(86.6)
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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2018, were $86.6 million, of which $22.0 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $69.5 million and below-investment-grade fixed maturity investments comprised $17.1 million of the unrealized losses on investments in fixed maturities at December 31, 2018. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At December 31, 2018, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2018 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2017 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$140.0	$(1.1)	$103.4	$(5.1)	$243.4	$(6.2)
States and Political Subdivisions	57.0	(0.3)	124.2	(2.0)	181.2	(2.3)
Corporate Securities:
Bonds and Notes	283.1	(4.2)	208.9	(6.8)	492.0	(11.0)
Collateralized Loan Obligations	2.8	—	2.4	—	5.2	—
Total Fixed Maturities	$482.9	$(5.6)	$438.9	$(13.9)	$921.8	$(19.5)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2017, were $19.5 million, of which $13.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2017 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturities comprised $12.6 million and below-investment-grade fixed maturities comprised $6.9 million of the unrealized losses on investments in fixed maturities at December 31, 2017. For below-investment-grade fixed maturities in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2017, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2017 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
The following table sets forth the pre-tax amount of Other Than Temporary Impairments (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2018, 2017 and 2016, for which a portion of the OTTI loss related to factors other than credit has been recognized in AOCI, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2018	2017	2016
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Year	$1.6	$1.4	$5.1
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Year	—	1.2	2.7
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(0.5)	(0.7)	(6.3)
Reductions for Investments Sold During Year	—	(0.3)	(0.1)
Balance at End of Year	$1.1	$1.6	$1.4
Equity Securities
On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Change in Accounting and Adoption of New Accounting Standards” for additional discussion.
Equity Securities at Fair Value
As a result of adopting ASU 2016-01, the Company revised its accounting policy as of January 1, 2018 and no longer classifies equity investments as available-for-sale or trading securities. Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Consolidated Balance Sheet at December 31, 2018 with changes in fair value recorded as Income from Change in Fair Value of Equity and Convertible Securities in the Consolidated Statement of Income for the year ended December 31, 2018. Net unrealized losses arising during the year-ended December 31, 2018 and recognized in earnings, related to such investments still held as of December 31, 2018 were $48.9 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at Fair Value at December 31, 2017 is presented below.

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$51.1	$4.6	$—	$55.7
Other Industries	17.1	6.0	—	23.1
Common Stocks:
Finance, Insurance and Real Estate	5.5	1.7	(0.1)	7.1
Other Industries	10.0	8.1	(0.4)	17.7
Other Equity Interests:
Exchange Traded Funds	207.6	11.9	—	219.5
Limited Liability Companies and Limited Partnerships	184.9	23.9	(5.9)	202.9
Investments in Equity Securities at Fair Value	$476.2	$56.2	$(6.4)	$526.0
An aging of unrealized losses on the Company’s Investments in Equity Securities at Fair Value at December 31, 2017 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
DOLLARS IN MILLIONS	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Preferred Stocks:
Finance, Insurance and Real Estate	0.3	—	0.2	—	0.5	—
Other Industries	0.2	—	0.2	—	0.4	—
Common Stocks:
Finance, Insurance and Real Estate	1.6	(0.1)	—	—	1.6	(0.1)
Other Industries	0.4	(0.3)	0.5	(0.1)	0.9	(0.4)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	48.4	(2.1)	7.7	(3.8)	56.1	(5.9)
Investments in Equity Securities at Fair Value	$50.9	$(2.5)	$8.6	$(3.9)	$59.5	$(6.4)
For Investments in Equity Securities at Fair Value at December 31, 2017, the Company considered various factors when determining whether a decline in the fair value was other than temporary, including, but not limited to:

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
With respect to Investments in Equity Securities at Fair Value, the Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2017 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt and

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
senior debt. By the nature of their underlying investments, the Company believes that some of its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2017.
There were no unsettled sales of Investments in Equity Securities at Fair Value at either December 31, 2018 or December 31, 2017. There were no unsettled purchases of Investments in Equity Securities at Fair Value at either December 31, 2018 or December 31, 2017.
Equity Securities at Modified Cost
Effective January 1, 2018 with the adoption of ASU 2016-01, for Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an other-than-temporary impairment in the Consolidated Statements of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases or decreases in the carrying value due to observable transactions. The Company recognized an impairment of $2.5 million on Equity Securities at Modified Cost for the year ended December 31, 2018 as a result of the Company’s qualitative impairment analysis. The Company has recognized no cumulative increases in the carrying value due to observable transactions, no cumulative decreases in the carrying value due to observable transactions and $4.8 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2018.
Equity Method Limited Liability Investments
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. In 2017 and 2016, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments for all periods presented in the Consolidated Financial Statements. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $2,805.3 million, $2,393.7 million and $2,618.1 million, as of December 31, 2018, 2017 and 2016, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $1,030.7 million, $899.7 million and $828.0 million, as of December 31, 2018, 2017 and 2016, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $130.4 million, $209.3 million and $85.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2018 is limited to the total carrying value of $187.0 million. In addition, the Company had outstanding commitments totaling approximately $112.4 million to fund Equity Method Limited Liability Investments at December 31, 2018.
Other Investments
The carrying values of the Company’s Other Investments at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Loans to Policyholders at Unpaid Principal	$300.6	$298.6
Real Estate at Depreciated Cost	114.2	116.8
Trading Securities at Fair Value	—	6.7
Other	—	0.1
Total	$414.8	$422.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Preferred Property & Casualty Insurance	$49.6	$49.6
Specialty Property & Casualty Insurance	843.4	54.0
Life & Health Insurance	219.4	219.4
Total	$1,112.4	$323.0
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. In 2018, the Company changed the date on which it performs the annual goodwill impairment test from January 1 to October 1, moving the test date closer to year-end. Accordingly, the Company performed two goodwill impairment tests in 2018, the first as of January 1, 2018 and the second as of October 1, 2018. The Company performed a qualitative goodwill impairment assessment as of both dates for all reporting units with goodwill. In prior years, the Company performed a quantitative goodwill impairment assessment. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy and changes in our stock price since the last quantitative assessment, which was performed on January 1, 2017. Both the qualitative and quantitative goodwill impairment assessments compare the estimated fair value of a reporting unit to its carrying value to determine if there is an impairment of goodwill. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable.
Definite and indefinite lived intangible assets at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Definite Lived Intangible Assets:
Value of Business Acquired	$30.2	$26.0
Customer Relationships	6.7	7.3
Agent Relationships	68.0	15.6
Trade Names	7.0	1.4
Internal-Use Software	149.1	82.9
Total Definite Lived Intangible Assets	261.0	133.2
Indefinite Lived Intangible Assets:
Trade Names	5.2	5.2
Insurance Licenses	42.6	34.6
Total Indefinite Lived Intangible Assets	47.8	39.8
Total Intangible Assets	$308.8	$173.0
The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheet. Definite lived intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite lived intangible assets are not amortized, but rather tested annually for impairment. In 2018 and 2017, the Company recognized amortization expense on definite lived intangible assets of $166.4 million and $11.3 million, respectively.

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
The determination of individual case reserves differs by line of business. For preferred personal automobile insurance, homeowners insurance and other personal insurance, case reserves are set by adjusters and are based on the adjusters’ estimates of the amount for which the claims will ultimately be paid. For specialty personal automobile insurance and commercial automobile insurance, case reserves are set primarily using statistical reserves that are based on studies of historical average paid amounts by state, coverage and product. However, when such reserves exceed certain thresholds they are set manually by adjusters.
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
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2018, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2014 through 2017 is presented as supplementary information and is unaudited.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2018
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$202.1	$198.3	$200.2	$202.8	$203.5	$0.4	46,268
2015		168.3	171.8	176.5	177.6	1.0	39,037
2016			162.1	174.5	179.1	4.8	36,778
2017				164.4	157.8	9.1	33,525
2018					157.6	43.4	29,665
Total					875.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$85.8	$143.3	$168.8	$188.3	$197.7
2015		73.1	122.4	147.5	163.1
2016			61.2	114.6	145.6
2017				59.2	108.9
2018					55.5
Total					670.8
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2014, Net of Reinsurance					13.2
Loss and Allocated LAE Reserves, Net of Reinsurance					$218.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2018
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$122.0	$121.6	$121.4	$121.4	$121.4	$—	85,373
2015		101.2	100.7	100.6	100.6	—	68,486
2016			106.6	106.6	106.3	(0.1)	69,633
2017				109.2	105.8	(0.5)	66,083
2018					113.9	(1.7)	59,795
Total					548.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$121.0	$121.8	$121.5	$121.5	$121.5
2015		100.1	101.0	100.7	100.6
2016			105.2	106.9	106.3
2017				104.4	106.1
2018					107.2
Total					541.7
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2014, Net of Reinsurance					(0.1)
Loss and Allocated LAE Reserves, Net of Reinsurance					$6.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2018
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$827.7	$838.1	$798.8	$851.1	$830.5	$11.8	364,671
2015		965.1	855.1	965.1	972.3	18.5	400,513
2016			969.4	1,021.6	1,027.2	36.7	416,367
2017				997.7	999.9	69.5	394,692
2018					1,128.1	317.3	415,580
Total					4,958.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$389.1	$682.8	$768.8	$800.2	$812.4
2015		450.5	794.9	898.9	934.7
2016			459.7	831.1	943.4
2017				441.9	808.6
2018					467.5
Total					3,966.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2014, Net of Reinsurance					15.3
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,006.7

[1] Table retrospectively includes Alliance United and Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2018
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$347.2	$332.2	$331.8	$332.1	$332.1	$(0.4)	209,277
2015		403.8	407.1	406.7	406.5	—	230,872
2016			462.2	456.9	456.9	(0.1)	246,102
2017				475.6	465.6	(0.5)	251,672
2018					504.9	40.2	261,832
Total					2,166.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$315.0	$334.5	$332.9	$333.1	$333.1
2015		382.4	408.8	406.7	406.4
2016			436.4	460.2	458.0
2017				443.0	468.7
2018					463.6
Total					2,129.8
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2014, Net of Reinsurance					(0.7)
Loss and Allocated LAE Reserves, Net of Reinsurance					$35.5

[1] Table retrospectively includes Alliance United and Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2018
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$87.8	$84.1	$87.9	$89.6	$87.2	$0.4	78,900
2015		102.5	106.9	112.9	112.3	2.5	94,291
2016			120.5	112.4	115.6	6.7	112,468
2017				120.5	120.0	16.6	126,680
2018					123.2	52.6	151,959
Total					558.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$27.9	$54.5	$69.1	$76.7	$84.6
2015		34.8	70.2	88.6	100.3
2016			36.2	71.6	89.7
2017				36.3	72.3
2018					36.8
Total					383.7
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2014, Net of Reinsurance					1.0
Loss and Allocated LAE Reserves, Net of Reinsurance					$175.6

[1] Table retrospectively includes Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2018
	Incurred Losses and Allocated LAE, Net of Reinsurance and Indemnification For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$18.7	$18.1	$18.1	$18.0	$18.0	$—	8,465
2015		21.5	21.6	21.7	21.7	—	9,642
2016			24.2	24.2	24.1	0.1	10,557
2017				24.2	23.5	0.2	9,776
2018					23.6	2.5	9,158
Total					110.9

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$17.1	$18.1	$18.1	$18.1	$18.0
2015		20.2	21.6	21.7	21.7
2016			22.4	24.2	24.1
2017				22.2	23.5
2018					21.7
Total					109.0
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2014, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$1.9

[1] Table retrospectively includes Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2018
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$211.1	$208.5	$205.0	$204.8	$204.6	$0.1	21,959
2015		178.9	164.9	163.2	164.3	(0.4)	17,296
2016			200.3	201.7	204.2	1.4	18,146
2017				261.2	259.5	7.4	18,610
2018					185.9	21.4	13,725
Total					1,018.5

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018
2014	$149.2	$194.4	$200.1	$202.8	$203.2
2015		116.9	154.4	158.0	161.3
2016			141.2	190.1	195.8
2017				165.8	242.5
2018					127.4
Total					930.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2014, Net of Reinsurance					5.8
Loss and Allocated LAE Reserves, Net of Reinsurance					$94.1
The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2018 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
The Company's claims associated with automobile insurance are counted at the feature level. As such, each claimant and each coverage is counted separately. For example, if for one occurrence, the Company's policyholder is at fault for damage to his/her own vehicle, another party's vehicle and three injured parties, there may be five features—three for bodily injury liability, one for property damage liability and one for first-party collision coverage. There may also be another feature for first-party medical payments.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheet at December 31, 2018.

DOLLARS IN MILLIONS	2018
Property and Casualty Insurance Reserves, Net of Reinsurance:
Preferred Personal Automobile Insurance—Liability	$218.0
Preferred Personal Automobile Insurance—Physical Damage	6.2
Specialty Personal Automobile Insurance—Liability	1,006.7
Specialty Personal Automobile Insurance—Physical Damage	35.5
Commercial Automobile Insurance - Liability	175.6
Commercial Automobile Insurance - Physical Damage	1.9
Homeowners Insurance	94.1
Other	63.2
Total	1,601.2
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Preferred Personal Automobile Insurance—Liability	26.9
Preferred Personal Automobile Insurance—Physical Damage	0.1
Specialty Personal Automobile Insurance—Liability	9.2
Specialty Personal Automobile Insurance—Physical Damage	—
Commercial Automobile Insurance - Liability	13.1
Commercial Automobile Insurance - Physical Damage	—
Homeowners Insurance	42.7
Other	9.9
Total	101.9
Unallocated LAE	171.8
Property and Casualty Insurance Reserves, Gross of Reinsurance and Indemnification	$1,874.9
The following is supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance and Indemnification (Unaudited)
Years	1	2	3	4	5
Preferred Personal Automobile Insurance—Liability	38.0%	68.1%	82.4%	92.2%	97.1%
Preferred Personal Automobile Insurance—Physical Damage	98.2%	100.4%	100.1%	100.0%	100.1%
Specialty Personal Automobile Insurance—Liability	44.7%	81.4%	92.3%	96.2%	97.8%
Specialty Personal Automobile Insurance—Physical Damage	94.3%	100.7%	100.2%	100.1%	100.3%
Commercial Automobile Insurance - Liability	30.9%	61.8%	78.6%	88.6%	97.0%
Commercial Automobile Insurance - Physical Damage	93.5%	100.1%	100.2%	100.3%	100.0%
Homeowners Insurance	69.1%	93.9%	96.6%	98.6%	99.3%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	2018	2017	2016
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,016.8	$931.4	$862.8
Less Reinsurance Recoverables and Indemnification at Beginning of Year	53.1	50.2	52.0
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	963.7	881.2	810.8
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	695.1	—	—
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	2,093.4	1,454.1	1,358.6
Prior Years:
Continuing Operations	(5.2)	20.4	(14.4)
Discontinued Operations	(2.2)	(1.5)	(6.3)
Total Incurred Losses and LAE related to Prior Years	(7.4)	18.9	(20.7)
Total Incurred Losses and LAE	2,086.0	1,473.0	1,337.9
Paid Losses and LAE related to:
Current Year:
Continuing Operations	1,300.8	868.1	831.0
Prior Years:
Continuing Operations	668.2	518.5	431.9
Discontinued Operations	2.8	3.9	4.6
Total Paid Losses and LAE related to Prior Years	671.0	522.4	436.5
Total Paid Losses and LAE	1,971.8	1,390.5	1,267.5
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	1,773.0	963.7	881.2
Plus Reinsurance Recoverables at End of Year	101.9	53.1	50.2
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$1,874.9	$1,016.8	$931.4
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
In 2018, the Company decreased its property and casualty insurance reserves by $7.4 million to recognize favorable development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $1.4 million, and commercial lines insurance loss and LAE reserves developed favorably by $6.1 million. Preferred Personal Automobile insurance loss and LAE reserves developed favorably by $5.8 million due primarily to the emergence of loss patterns that were better than expected for both physical damage and liability insurance for the 2017 accident year and, to a lesser extent, for liability insurance for the 2015 and prior accident years, partially offset by the emergence of loss patterns that was worse than expected for the 2016 accident year. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $5.5 million due primarily to the emergence of loss patterns that were worse than expected for both physical damage and liability insurance for the 2017 accident year, partially offset by the emergence of loss patterns that were better than expected for 2016 and prior accident years. Homeowners insurance loss and LAE reserves developed adversely by $3.2 million due primarily to the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year. Other personal lines loss and LAE reserves developed favorably by $4.3 million due primarily to the emergence of more favorable loss patterns than expected for the 2017 prior accident years. Commercial lines insurance loss and LAE reserves included favorable development of $3.9 million and $2.2 million from continuing operations and discontinued operations, respectively.
In 2017, the Company increased its property and casualty insurance reserves by $18.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Personal lines insurance loss and LAE reserves developed

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
adversely by $19.5 million, and commercial lines insurance loss and LAE reserves developed favorably by $0.6 million. Personal automobile insurance loss and LAE reserves developed adversely by $22.2 million due primarily to the emergence of loss patterns that were worse than expected for both physical damage and liability insurance for the 2016 accident year and, to a lesser extent, for liability insurance for the 2015 and 2014 accident years, partially offset by the emergence of more favorable loss patterns than expected for the 2013 and prior accident years. Homeowners insurance loss and LAE reserves developed adversely by $1.0 million due primarily to the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year, and to a lesser extent, the 2013 and prior accident years, partially offset by $3.7 million of favorable development on catastrophes primarily for the 2016 accident year and, to a lesser extent, the 2015 accident year. Other personal lines loss and LAE reserves developed favorably by $3.7 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014, 2013 and prior accident years, partially offset by the emergence of loss patterns that were worse than expected for the 2016 accident year. Commercial lines insurance loss and LAE reserves included adverse development of $0.9 million from continuing operations and favorable development of $1.5 million from discontinued operations.
In 2016, the Company reduced its property and casualty insurance reserves by $20.7 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $16.8 million and commercial lines insurance loss and LAE reserves developed favorably by $3.9 million. Personal automobile insurance loss and LAE reserves developed adversely by $11.3 million due primarily to the emergence of loss patterns that were worse than expected for liability insurance for the 2015 and 2014 accident years and, to a lesser extent, the 2013 and 2012 accident years. Homeowners insurance loss and LAE reserves developed favorably by $20.0 million due primarily to $16.8 million of favorable development on catastrophes primarily for the 2015 accident year and, to a lesser extent, the 2014 accident year. Other personal lines loss and LAE reserves developed favorably by $8.1 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014, 2013 and 2012 accident years. Commercial lines insurance loss and LAE reserves included adverse development of $2.4 million from continuing operations and favorable development of $6.3 million from discontinued operations.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance and indemnification recoverables on property and casualty insurance reserves were $101.9 million and $53.1 million at December 31, 2018 and 2017, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2018 and 2017, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 7. DEBT
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility includes a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase either the revolving credit or term loan borrowing capacity by $100.0 million. On June 29, 2018, the Company borrowed $250.0 million on the delayed draw term loan facility to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan. There were no outstanding borrowings at December 31, 2018 or December 31, 2017 under the revolving credit agreement.
Infinity Debt
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.0% Senior Notes due September 19, 2022 (the “2022 Infinity Senior Notes”). The 2022 Infinity Senior Notes were recorded at a fair value of $282.1 million as of the acquisition date, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term,

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. DEBT (Continued)
resulting in an effective interest rate of 4.36%. On November 30, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at December 31, 2018 and 2017 was:

DOLLARS IN MILLIONS	2018	2017
Term Loan due June 29, 2020	$34.9	$—
5.00% Infinity Senior Notes due September 19, 2022	281.5	—
4.35% Senior Notes due February 15, 2025	448.4	448.1
7.375% Subordinated Debentures due February 27, 2054	144.2	144.2
Total Long-term Debt Outstanding	$909.0	$592.3
The Company has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2018. The Company initially issued $250.0 million of the 2025 Senior Notes in February of 2015, with proceeds from the issuance of $247.3 million, net of discount and transaction costs, for an effective yield of 4.49%. Kemper used the net proceeds from the sale, together with available cash, to redeem in full the $250.0 million outstanding principal amount of its 6.00% senior notes due November 30, 2015.
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
During the fourth quarter of 2016, in anticipation of a debt issuance in 2017 and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the probable debt issuance (“Treasury Lock”). The Treasury Lock was formally designated as a cash flow hedge at inception and qualified for hedge accounting treatment. In the second quarter of 2017, the Company de-designated a portion of the cash flow hedge because the anticipated principal issuance was less than the notional amount of the Treasury Lock and recorded a pre-tax charge of $1.1 million in Other Expenses. The effective portion of the loss on the derivative instrument upon discontinuance was $4.5 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income. Beginning with the additional issuance of the 2025 Senior Notes described in the preceding paragraph, such loss is being amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings. Amortization, reported in Interest Expense, was $0.3 million for the year ended December 31, 2018. The Company expects to reclassify $0.3 million of net losses on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2019 as interest expense on the debt is recognized.
Short-term Debt
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock. Total holdings of FHLB of Chicago stock were $0.8 million and $0.4 million at December 31, 2018 and December 31, 2017, respectively. Total holdings of FHLB of Dallas stock were $3.3 million and $3.3 million at December 31, 2018 and December 31, 2017, respectively.
In June of 2018, United Insurance received advances of $55.0 million from the FHLB of Chicago and Trinity received advances of $55.0 million from the FHLB of Dallas. The advances, which were repaid in full on July 13, 2018, were made to facilitate the funding of the acquisition of Infinity.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. DEBT (Continued)
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. The advances, which mature in one year or less, were made in connection with the start-up of the Company’s collateralized investment borrowing program. In connection with the advances, United Insurance pledged U.S. Government Agency securities with a fair value of $15.7 million at December 31, 2018. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Accrued Expenses and Other Liabilities in the Consolidated Balance Sheet at December 31, 2018 includes $10.0 million related to these advances. There were no advances from the FHLB of Dallas outstanding as of December 31, 2018.
There were no advances from the FHLB of Chicago or the FHLB of Dallas outstanding at December 31, 2017.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $43.3 million, $34.9 million and $44.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest paid, including facility fees, was $37.9 million, $34.7 million and $44.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Net rental expense for operating leases for the years ended December 31, 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	2018	2017	2016
Minimum Rental Expense	$30.7	$20.5	$21.2
Less Sublease Rental Income	(0.4)	(1.6)	(1.6)
Net Rental Expense	$30.3	$18.9	$19.6
Future minimum lease payments under capital and operating leases at December 31, 2018 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2019	$0.7	$20.5
2020	0.7	18.4
2021	0.3	16.9
2022	0.2	15.0
2023	—	12.5
2024 and Thereafter	—	27.1
Total Future Payments	$1.9	$110.4
Less Imputed Interest	—
Present Value of Minimum Capital Lease Payments	$1.9
The total of minimum rentals to be received in the future under non-cancelable subleases was $0.0 million and $0.4 million at December 31, 2018 and 2017, respectively.
NOTE 9. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2018 and 2017. There were 64,756,833 shares and 51,462,405 shares of common stock outstanding at December 31, 2018 and 2017, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. SHAREHOLDERS’ EQUITY (Continued)
Kemper did not repurchase any of its common stock in open market transactions in 2018 or 2017. Kemper repurchased and retired 0.1 million shares of its common stock in open market transactions at an aggregate cost of $3.8 million in 2016.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $130.4 million to Kemper in 2018. In 2019, Kemper’s insurance subsidiaries would be able to pay $350.9 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $3.4 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2018.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $454.7 million and $414.3 million at December 31, 2018 and 2017, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $143.9 million, $84.1 million and $29.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $1.4 billion and $855.3 million at December 31, 2018 and 2017, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $236.4 million, $56.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $133.7 million at December 31, 2018. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $595.1 million at December 31, 2018. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2018, Kemper paid dividends of $56.4 million to its shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2018. Kemper had the ability to pay without restrictions $910.5 million in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2018.
NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2018, there were 4,510,504 common shares available for future grants under the Omnibus Plan, of which 981,900 shares were reserved for future grants based on the performance results under the terms of outstanding performance-based stock unit awards.
The design of the Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include time-based restricted stock units (collectively “RSUs”), performance-based restricted stock units (“PSUs”) and deferred stock units (“DSUs”).

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Outstanding equity-based compensation awards at December 31, 2018 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), RSUs, PSUs and DSUs. RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of RSUs, PSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except as described below for equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.
For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance units granted. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $18.6 million, $9.4 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total unamortized compensation expense related to unvested awards at December 31, 2018 was $23.0 million, which is expected to be recognized over a weighted-average period of 1.2 years.
The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Tandem Awards and RSU awards granted to employees generally vest in three equal annual installments over a period of three years, with the Tandem Awards expiring ten years from the date of grant. Employee PSU awards generally vest over a period of three years, subject to performance results and other restrictions.
Under the Non-employee Director compensation programs in effect for 2018, 2017 and 2016, each non-employee director received an annual DSU award covering shares of Kemper common stock with an aggregate grant date fair value of $110,000, $110,000 and $75,000, respectively, at the conclusion of each annual shareholder meeting. The DSUs granted to Non-employee Directors are fully vested on the date of grant. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2018, 2017 and 2016 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2018, 2017 and 2016 are presented below.

	2018			2017			2016
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	27.31%	-	32.15%	26.17%	-	30.39%	25.85%	-	42.19%
Risk-free Interest Rate	2.44	-	3.00	1.59	-	2.25	0.77	-	2.01
Expected Dividend Yield	1.16	-	1.72	1.39	-	2.43	2.22	-	3.41
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6	4	-	6.5	1	-	6.5
Director Grants	N/A			N/A			N/A

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Tandem Award activity for the year ended December 31, 2018 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	1,012,279	$37.45
Granted	576,681	60.98
Exercised	(107,536)	36.74
Forfeited or Expired	(47,151)	52.06
Outstanding at December 31, 2018	1,434,273	46.48	7.86	$28.8
Vested and Expected to Vest at December 31, 2018	1,359,250	$46.22	7.82	$27.7
Exercisable at December 31, 2018	586,600	$36.18	6.71	$17.7
The weighted-average grant-date fair values of Tandem Awards granted during 2018, 2017 and 2016 were $15.14, $8.89 and $5.17, respectively. Total intrinsic value of Tandem Awards exercised was $3.9 million, $4.9 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash received from exercises of Tandem Awards was $0.9 million, $4.0 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.8 million, $1.7 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Information pertaining to Tandem Awards outstanding at December 31, 2018 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$10.01	-	$20.00	4,000	$16.48	0.35	4,000	$16.48
20.01	-	30.00	187,410	27.77	6.22	140,206	27.79
30.01	-	40.00	249,202	34.89	6.51	206,760	34.76
40.01	-	50.00	431,888	42.57	7.81	231,473	42.34
50.01	-	60.00	489,797	59.90	9.08	244	54.50
60.01	-	70.00	58,875	67.09	9.14	3,917	66.35
70.01	-	80.00	10,310	77.76	9.49	—	—
80.01	-	90.00	2,791	82.10	9.68	—	—
10.01	-	90.00	1,434,273	46.48	7.86	586,600	36.18
The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested RSUs for the year ended December 31, 2018 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	130,247	$40.34
Granted	249,422	73.94
Vested	(51,647)	49.76
Forfeited	(11,781)	38.71
Nonvested Balance at December 31, 2018	316,241	$65.36

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The initial number of PSUs awarded to each participant represents the number of Kemper common shares that would vest and be issued if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of PSUs awarded to the participant. The final payout of these awards, and any forfeitures of PSUs for performance below the “target” performance level, will be determined based on the Company’s performance. If, at the end of the applicable performance period, the Company’s performance:

•	exceeds the “target” performance level, all of the PSUs will vest and additional shares of stock will be issued to the award recipient;

•	is below the “target” performance level, but at or above a “minimum” performance level, only a portion of the PSUs originally issued to the award recipient will vest; or

•	is below a “minimum” performance level, none of the PSUs originally issued to the award recipient will vest.
Activity related to nonvested PSU awards for the year ended December 31, 2018 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	225,983	$36.90
Granted	191,292	56.88
Vested	(77,244)	37.63
Forfeited	(12,731)	47.71
Nonvested Balance at December 31, 2018	327,300	$47.14
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2018, 2017 and 2016 three-year performance periods was 142,413 common shares, 80,999 common shares and 103,888 common shares, respectively, (as “full value awards,” the equivalent of 427,239 shares, 242,997 shares, and 311,664 shares, respectively, under the Share Authorization) at December 31, 2018.
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
Fifty percent of the PSU awards granted to employees and officers in 2018, 2017 and 2016 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2018, 2017 and 2016 awards end on January 31, 2021, January 31, 2020 and February 28, 2019, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Fifty percent of the PSU awards granted to employees and officers in 2018, 2017 and 2016 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2018, 2017 and 2016 awards end on December 31, 2020, December 31, 2019 and December 31, 2018, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2018 was $8.7 million. The tax benefits for tax deductions realized from such awards was $1.8 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2017 was $3.2 million. The tax benefits for tax deductions realized from such awards was $1.1 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2016 was $1.3 million. The tax benefits for tax deductions realized from such awards was $0.5 million.
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. The total fair value of DSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.9 million and $0.5 million, respectively.
Activity related to DSU awards for the year ended December 31, 2018 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	44,560	$35.54
Granted and Vested	12,780	77.50
Vested Balance at December 31, 2018	57,340	$44.89
NOTE 11. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of DSUs contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of RSUs and PSUs prior to 2018. Accordingly, the Company applies the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2018, 2017 and 2016 is presented below.

	2018	2017	2016
DOLLARS IN MILLIONS
Income from Continuing Operations	$188.4	$119.9	$12.7
Less Income (Loss) from Continuing Operations Attributed to Participating Awards	1.0	0.8	(0.2)
Income from Continuing Operations Attributed to Unrestricted Shares	187.4	119.1	12.9
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$187.4	$119.1	$12.9
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	58,149.4	51,345.6	51,156.1
Equity-based Compensation Equivalent Shares	602.5	232.3	58.6
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	58,751.9	51,577.9	51,214.7
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$3.22	$2.32	$0.25
Diluted Income from Continuing Operations Per Unrestricted Share	$3.19	$2.31	$0.25

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 11. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE (Continued)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2018, 2017 and 2016 because the exercise prices for the options exceeded the average market price is presented below.

SHARES IN THOUSANDS	2018	2017	2016
Equity-based Compensation Equivalent Shares	231.3	346.6	959.9
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	231.3	346.6	959.9
NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) Before Income Taxes for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$(214.2)	$119.1	$(2.4)
Reclassification Adjustment for Amounts Included in Net Income	(21.9)	(35.3)	0.2
Unrealized Holding Gains (Losses)	(236.1)	83.8	(2.2)
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	—	1.7	(0.3)
Reclassification Adjustment for Amounts Included in Net Income	0.3	—	—
Foreign Currency Translation Adjustments	0.3	1.7	(0.3)
Net Unrecognized Postretirement Benefit Costs Arising During the Year	(8.0)	3.9	14.2
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	—	1.0
Amortization of Net Unrecognized Postretirement Benefit Costs	1.1	(0.6)	5.3
Total Reclassification Adjustments for Amounts Included in Net Income	1.1	(0.6)	6.3
Net Unrecognized Postretirement Benefit Costs	(6.9)	3.3	20.5
Gains (Losses) on Cash Flow Hedges During the Year Before Reclassification Adjustment	0.9	(8.0)	1.6
Reclassification Adjustment for Amounts Included in Net Income	0.3	1.3	—
Gain (Loss) on Cash Flow Hedges	1.2	(6.7)	1.6
Other Comprehensive Income (Loss) Before Income Taxes	$(241.5)	$82.1	$19.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year Before Reclassification Adjustment	$45.0	$(38.2)	$1.0
Reclassification Adjustment for Amounts Included in Net Income	4.6	12.3	(0.1)
Unrealized Holding Gains and Losses	49.6	(25.9)	0.9
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	—	(0.6)	0.1
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	—	—
Foreign Currency Translation Adjustment	(0.1)	(0.6)	0.1
Net Unrecognized Postretirement Benefit Costs Arising During the Year	1.7	(0.8)	(5.0)
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	—	(0.4)
Amortization of Net Unrecognized Postretirement Benefit Costs	(0.2)	0.2	(1.9)
Total Reclassification Adjustments for Amounts Included in Net Income	(0.2)	0.2	(2.3)
Net Unrecognized Postretirement Benefit Costs	1.5	(0.6)	(7.3)
Gains and Losses on Cash Flow Hedges During the Year Before Reclassification Adjustment	(0.2)	2.8	(0.6)
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	(0.4)	—
Gains and Losses on Cash Flow Hedges	(0.3)	2.4	(0.6)
Other Comprehensive Income Tax Benefit (Expense)	$50.7	$(24.7)	$(6.9)
The components of AOCI at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$—	$0.2
Other Net Unrealized Gains on Investments	119.3	269.5
Foreign Currency Translation Adjustments, Net of Income Taxes	—	0.2
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(94.5)	(72.2)
Gain (Loss) on Cash Flow Hedges, Net of Income Taxes	(3.0)	(3.3)
Accumulated Other Comprehensive Income	$21.8	$194.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016:

DOLLARS IN MILLIONS	2018	2017	2016
Reclassification of AOCI from Net Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$26.4	$49.6	$32.0
Net Impairment Losses Recognized in Earnings	(4.5)	(14.3)	(32.2)
Total Before Income Taxes	21.9	35.3	(0.2)
Income Tax Benefit (Expense)	(4.6)	(12.3)	0.1
Reclassification from AOCI, Net of Income Taxes	17.3	23.0	(0.1)
Reclassification of AOCI Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(1.1)	0.6	(6.3)
Income Tax Benefit (Expense)	0.2	(0.2)	2.3
Reclassification from AOCI, Net of Income Taxes	(0.9)	0.4	(4.0)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.3)	(1.3)	—
Income Tax Benefit	0.1	0.4	—
Reclassification from AOCI, Net of Income Taxes	(0.2)	(0.9)	—
Total Reclassification from AOCI to Net Income	$16.2	$22.5	$(4.1)
NOTE 13. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	2018	2017	2016
Investment Income:
Interest on Fixed Income Securities	$268.9	$246.6	$242.7
Dividends on Equity Securities Excluding Alternative Investments	13.6	9.3	11.8
Alternative Investments:
Equity Method Limited Liability Investments	11.0	24.8	7.5
Fair Value Option Investments	—	1.3	(1.9)
Limited Liability Investments Included in Equity Securities	26.4	28.6	22.0
Total Alternative Investments	37.4	54.7	27.6
Short-term Investments	7.0	1.6	0.5
Loans to Policyholders	22.5	21.6	21.6
Real Estate	9.6	10.7	11.8
Other	0.9	0.5	0.3
Total Investment Income	359.9	345.0	316.3
Investment Expenses:
Real Estate	9.7	10.5	11.0
Other Investment Expenses	9.3	7.3	7.0
Total Investment Expenses	19.0	17.8	18.0
Net Investment Income	$340.9	$327.2	$298.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. INCOME FROM INVESTMENTS (Continued)
Other Receivables includes accrued investment income of $77.9 million and $72.8 million at December 31, 2018 and 2017, respectively.
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Fixed Maturities:
Gains on Sales	$25.3	$8.4	$17.0
Losses on Sales	(11.1)	(0.9)	(4.6)
Equity Securities:
Gains on Sales	12.3	42.0	19.9
Losses on Sales	—	—	(0.3)
Real Estate:
Gains on Sales	—	6.4	1.1
Other Investments:
Gains on Other Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	(0.2)
Net Gains on Trading Securities	—	0.6	0.2
Net Realized Gains on Sales of Investments	$26.4	$56.5	$33.1

Gross Gains on Sales	$37.6	$56.9	$38.0
Gross Losses on Sales	(11.2)	(1.0)	(5.1)
Net Gains on Trading Securities	—	0.6	0.2
Net Realized Gains on Sales of Investments	$26.4	$56.5	$33.1
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Fixed Maturities	$(2.0)	$(12.1)	$(26.6)
Equity Securities	(2.5)	(2.2)	(5.6)
Real Estate	—	—	(0.5)
Net Impairment Losses Recognized in Earnings	$(4.5)	$(14.3)	$(32.7)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Commissions	$558.7	$425.6	$399.2
General Expenses	229.7	194.1	209.0
Taxes, Licenses and Fees	73.2	52.8	48.8
Total Costs Incurred	861.6	672.5	657.0
Policy Acquisition Costs:
Deferred	(481.5)	(351.6)	(314.9)
Amortized	377.1	318.3	299.3
Net Policy Acquisition Costs Deferred	(104.4)	(33.3)	(15.6)
Amortization of VOBA	143.3	5.1	5.9
Insurance Expenses	$900.5	$644.3	$647.3
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.
NOTE 15. INCOME TAXES
On December 22, 2017, Public Law 115-97, more commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted. The Tax Act includes numerous changes to existing federal income tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. In 2017, pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded certain provisional amounts for estimated income tax effects of the Tax Act on deferred income taxes.
In 2018, the Company finalized its determination of the effects of the Tax Act on deferred income taxes based on information received from third parties, completion of actuarial tax computations that impact the amount of deductions related to reserves reportable for federal income tax purposes for tax years prior to 2018, and other items. As a result, the Company recorded a benefit of $26.4 million during the year ended December 31, 2018, which was primarily attributable to the effect of updated actuarial tax computations.
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Deferred Income Tax Assets:
Insurance Reserves	$17.0	$55.7
Unearned Premium Reserves	59.1	26.7
Tax Capitalization of Policy Acquisition Costs	44.0	41.9
Payroll and Employee Benefit Accruals	49.6	37.2
Net Operating Loss Carryforwards	5.5	31.8
Other	11.2	3.7
Total Deferred Income Tax Assets	186.4	197.0
Deferred Income Tax Liabilities:
Investments	33.2	90.6
Deferred Policy Acquisition Costs	98.7	76.8
Life VIF and P&C Customer Relationships	6.0	6.9
Goodwill and Other Intangible Assets Acquired	45.2	22.3
Depreciable Assets	27.1	12.1
Other	2.4	3.1
Total Deferred Income Tax Liabilities	212.6	211.8
Net Deferred Income Tax Assets (Liabilities)	$(26.2)	$(14.8)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2018 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2026	$3.9	$0.8
2027	17.8	3.8
2028	4.4	0.9
Total All Years	$26.1	$5.5
The NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2018, 2017 and 2016 is presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Liabilities for Unrecognized Tax Benefits at Beginning of Year	$8.1	$5.1	$3.8
Additions for Tax Positions of Current Year	0.7	3.1	1.5
Additions (Reductions) for Tax Positions of Prior Years	(4.4)	—	—
Reduction for Expiration of Federal Statute of Limitations	—	(0.1)	(0.2)
Liabilities for Unrecognized Tax Benefits at End of Year	$4.4	$8.1	$5.1
The Company’s consolidated federal income tax returns from 2012-2017 are subject to examination by the Internal Revenue Service.
Unrecognized Tax Benefits at December 31, 2018, 2017 and 2016 include $3.7 million, $7.6 million and $4.6 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.7 million, $0.5 million and $0.5 million at December 31, 2018, 2017 and 2016, respectively. Net interest related to unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 were insignificant.
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns resulting from an election to update interest rates used to compute the tax basis of reserves on life insurance contracts issued prior to 2018, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014 and 2015 has been extended to December 31, 2019.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Current Income Tax Benefit (Expense)	$32.2	$(23.1)	$8.2
Deferred Income Tax Benefit (Expense)	(46.5)	(15.1)	2.3
(Increase) Decrease Unrecognized Tax Benefits	3.6	(3.0)	(1.3)
Income Tax Benefit (Expense)	$(10.7)	$(41.2)	$9.2
Income taxes paid, net of income tax refunds received, were $0.2 million in 2018. Income tax paid, net of refunds received, were $13.0 million in 2017. Income tax refunds received, net of income tax paid, were $0.5 million 2016.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2018, 2017 and 2016 is presented below.

DOLLARS IN MILLIONS	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(41.8)	21.0%	$(56.4)	35.0%	$(1.2)	35.0%
Tax-exempt Income and Dividends Received Deduction	4.8	(2.4)	9.8	(6.0)	9.8	(279.5)
Indemnification Recoveries	—	—	—	—	0.2	(6.5)
State Income Taxes	(0.1)	0.1	0.1	(0.1)	(0.6)	16.9
Tax Reform	26.4	(13.3)	7.4	(4.6)	—	—
Other, Net	—	—	(2.1)	1.3	1.0	(28.9)
Effective Income Tax Benefit (Expense) from Continuing Operations	$(10.7)	5.4%	$(41.2)	25.6%	$9.2	(263.0)%
Comprehensive Income Tax Benefit (Expense) included in the Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	2018	2017	2016
Income Tax Benefit (Expense):
Continuing Operations	$(10.7)	$(41.2)	$9.2
Discontinued Operations	(0.6)	(0.5)	(2.2)
Unrealized Depreciation (Appreciation) on Securities	49.6	(25.9)	0.9
Foreign Currency Translation Adjustments on Investments	(0.1)	(0.6)	0.1
Tax Effects from Postretirement Benefit Plans	1.5	(0.6)	(7.3)
Tax Effects from Cash Flow Hedge	(0.3)	2.4	(0.6)
Tax Effects from Long-term Equity-based Compensation included in Paid-in Capital	—	—	(1.1)
Comprehensive Income Tax Benefit (Expense)	$39.4	$(66.4)	$(1.0)
NOTE 16. PENSION BENEFITS
Kemper sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 8,800 participants and beneficiaries, of which 1,400 are active employees. Effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan, and, effective January 1, 2006 the Pension Plan was closed to new hires. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued))
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2018 and 2017 is presented below.

DOLLARS IN MILLIONS	2018	2017
Fair Value of Plan Assets at Beginning of Year	$579.8	$520.9
Actual Return on Plan Assets	(32.1)	86.4
Employer Contributions	5.1	—
Benefits Paid	(27.5)	(27.5)
Fair Value of Plan Assets at End of Year	525.3	579.8
Projected Benefit Obligation at Beginning of Year	637.2	593.6
Interest Cost	20.3	20.6
Benefits Paid	(27.5)	(27.5)
Actuarial (Gains) Losses	(49.5)	50.5
Projected Benefit Obligation at End of Year	580.5	637.2
Funded Status—Plan Assets in Deficit of Projected Benefit Obligation	$(55.2)	$(57.4)
Unamortized Amount Reported in AOCI at End of Year	$(144.4)	$(137.2)
Accumulated Benefit Obligation at End of Year	$580.3	$637.0
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2018” and “2017” were December 31, 2018 and December 31, 2017, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2018 and 2017 were:

	2018	2017
Discount Rate	4.28%	3.63%
Rate of Increase in Future Compensation Levels	3.40	3.40
Weighted-average asset allocations for the Pension Plan at December 31, 2018 and 2017 by asset category were:

ASSET CATEGORY	2018	2017
Cash and Short-term Investments	1%	2%
Corporate Bonds and Notes	41	31
Common and Preferred Stocks	37	50
Exchange Traded Funds	6	1
Other Assets	15	16
Total	100%	100%
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

NOTE 16. PENSION BENEFITS (Continued))
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
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 22, “Fair Value Measurements,” to the Consolidated Financial Statements. Fair value measurements for the Pension Plan’s assets at December 31, 2018 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$110.9	$—	$—	$—	$110.9
States and Political Subdivisions	—	2.1	—	—	2.1
Corporate Bonds and Notes	—	103.4	—	—	103.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	—	—	—
Common Stocks:
Manufacturing	—	—	—	—	—
Other Industries	106.0	17.4	—	—	123.4
Other Equity Interests:
Collective Investment Funds	—	—	—	68.6	68.6
Exchange Traded Funds	34.1	—	—	—	34.1
Limited Liability Companies and Limited Partnerships	—	—	—	77.1	77.1
Short-term Investments	4.4	—	—	—	4.4
Receivables and Other	1.0	—	0.3	—	1.3
Total	$256.4	$122.9	$0.3	$145.7	$525.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2017 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$56.7	$—	$—	—	$56.7
States and Political Subdivisions	—	2.2	—	—	2.2
Corporate Bonds and Notes	—	122.0	—	—	122.0
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	4.9	—	—	4.9
Common Stocks:
Manufacturing	86.8	15.3	—	—	102.1
Other Industries	99.6	4.7	—	—	104.3
Other Equity Interests:
Collective Investment Funds	—	—	—	79.2	79.2
Exchange Traded Funds	5.1	—	—	—	5.1
Limited Liability Companies and Limited Partnerships	—	—	—	95.9	95.9
Short-term Investments	9.0	—	—	—	9.0
Receivables and Other	(1.9)	—	0.3	—	(1.6)
Total	$255.3	$149.1	$0.3	$175.1	$579.8
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 in the two preceding tables for the years ended December 31, 2018 and 2017 is presented below.

DOLLARS IN MILLIONS	2018	2017
Balance at Beginning of Year	$0.3	$0.4
Purchases, Sales and Settlements, Net	—	(0.1)
Balance at End of Year	$0.3	$0.3
The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Service Cost Earned During the Year	$—	$—	$4.8
Interest Cost on Projected Benefit Obligation	20.3	20.6	20.1
Expected Return on Plan Assets	(28.9)	(30.9)	(32.7)
Amortization of Actuarial Loss	4.3	2.6	6.6
Curtailment Gain	—	—	(0.3)
Pension Expense (Income) Recognized in Consolidated Statements of Income	(4.3)	(7.7)	(1.5)
Unrecognized Pension Gain (Loss) Arising During the Year	11.5	(4.9)	(0.7)
Amortization of Accumulated Unrecognized Pension Loss	(4.3)	(2.6)	(6.3)
Comprehensive Pension Expense (Income)	$2.9	$(15.2)	$(8.5)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
The actuarial loss included in AOCI at December 31, 2018 is being amortized over approximately 23 years, the remaining average estimated life expectancy of participants. The Company estimates that Pension Income for the Pension Plan for the year ended December 31, 2019 will include expense of $2.6 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2018.
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the periods presented below were:

	Year Ended
	December 31, 2018	December 31, 2017	5/13/16 to 12/31/16	1/1/16 to 5/12/16
Weighted-average Discount Rate	3.63%	4.19%	3.94%	4.47%
Service Cost Discount Rate	3.61	4.15	4.22	4.78
Interest Cost Discount Rate	3.26	3.52	3.18	3.69
Rate of Increase in Future Compensation Levels	3.40	2.56	3.15	3.15
Expected Long Term Rate of Return on Plan Assets	5.35	5.80	6.25	6.25
On July 13, 2018, the Company made a voluntary cash contribution of $5.1 million to the Pension Plan. The Company did not contribute to the Pension Plan in 2017. On August 12, 2016, the Company made a voluntary cash contribution of $9.0 million to the Pension Plan. The Company does not expect that it will be required to contribute to the Pension Plan in 2019, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service of certain participants that remain eligible for a benefit accrual, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2019	2020	2021	2022	2023	2024-2028
Estimated Pension Benefit Payments	$30.4	$30.7	$31.9	$32.9	$33.7	$175.7
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $24.2 million and $26.3 million at December 31, 2018 and 2017, respectively. Pension expense for the Supplemental Plan was $0.8 million and $0.8 million for the years ended December 31, 2018, and 2017, respectively. Pension income for the Supplemental Plan was $1.0 million for the year ended December 31, 2016. An actuarial gain of $1.3 million before taxes, an actuarial loss of $1.6 million before taxes and an actuarial gain of $4.8 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $15.1 million, $10.6 million and $8.4 million in 2018, 2017 and 2016, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Kemper and Infinity sponsor other than pension postretirement employee benefit plans (“OPEB”) that together provide medical, dental and/or life insurance benefits to approximately 700 retired and 600 active employees.
Kemper has historically self-insured the benefits under the Kemper OPEB Plan. The Kemper medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally has required participant contributions, with most contributions adjusted annually. On December 30, 2016, Kemper amended the Kemper OPEB Plan and, effective December 31, 2016, will no longer offer coverage to post-65 Medicare-eligible retirees and Medicare-eligible spouses under the self-insured portion of its coverage. Rather, beginning on January 1, 2017, the Kemper OPEB Plan offers access to a private, third-party Medicare exchange and provides varying levels of a Company-determined subsidy via health reimbursement accounts to certain Medicare-eligible retirees and spouses in order to help fund a portion of the participants’ cost. Further, the amendment eliminates the requirement for such participants to contribute to the Kemper OPEB Plan. In conjunction with the amendment, the Company recorded a pre-tax reduction to its Accumulated Postretirement Benefit Obligation of $11.0 million through Other Comprehensive Income. This prior service credit is being amortized into income over the remaining average life of the Kemper OPEB Plan’s participants.
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS
	2018	2017
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	1.1	0.9
Plan Participants’ Contributions	0.3	0.5
Benefits Paid	(1.4)	(1.4)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	14.4	15.1
Obligation from Acquisition of Infinity	3.9	—
Service Cost	0.2	0.1
Interest Cost	0.4	0.4
Plan Participants’ Contributions	0.3	0.5
Benefits Paid	(1.4)	(1.4)
Medicare Part D Subsidy Received	0.2	0.2
Actuarial Gain	(3.0)	(0.5)
Accumulated Postretirement Benefit Obligation at End of Year	15.0	14.4
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(15.0)	$(14.4)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$24.9	$25.0
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2018” and “2017” were December 31, 2018 and December 31, 2017, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2018 and 2017 were:

	2018	2017
Discount Rate	4.02%	3.36%
Rate of Increase in Future Compensation Levels	2.20	2.20

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2018 was 7.50% for 2019, gradually declining to 4.8% in the year 2025 and remaining at that level thereafter for medical benefits and 10.00% for 2019, gradually declining to 4.8% in the year 2026 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2017 was 7.5% for 2018, gradually declining to 4.8% in the year 2025 and remaining at that level thereafter for medical benefits and 10.0% for 2018, gradually declining to 4.8% in the year 2026 and remaining at that level thereafter for prescription drug benefits.
A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2018 by $0.8 million and 2018 OPEB expense by an insignificant amount. A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2017 by $0.6 million and 2017 OPEB expense by an insignificant amount.
The components of Comprehensive OPEB Expense (Income) for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Service Cost Earned During the Year	$0.2	$0.1	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.4	0.4	0.8
Amortization of Prior Service Credit	(1.3)	—	—
Amortization of Accumulated Unrecognized OPEB Gain	(1.8)	(1.8)	(1.4)
OPEB Income Recognized in Consolidated Statements of Income	(2.5)	(1.3)	(0.5)
Unrecognized OPEB Loss (Gain) Arising During the Year	(3.0)	(0.5)	(1.3)
Prior Service Credit Arising During the Year from Plan Amendments	—	(1.3)	(11.0)
Amortization of Prior Service Credit	1.3	—	—
Amortization of Accumulated Unrecognized OPEB Gain	1.8	1.8	1.4
Comprehensive OPEB Expense (Income)	$(2.4)	$(1.3)	$(11.4)
The Company estimates that OPEB Expense for the year ended December 31, 2019 will include income of $3.3 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2018.
Effective January 1, 2016, the Company changed its method for estimating the interest and service cost components of expense recognized for its pension and other postretirement employee benefit plans. As a result, the Company elected to use a full yield curve approach to estimate these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for further discussion of the change. The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2018, 2017 and 2016 were:

	2018	2017	2016
Weighted-average Discount Rate	3.36%	3.61%	3.70%
Service Cost Discount Rate	3.52	3.79	4.21
Interest Cost Discount Rate	2.96	2.92	2.90
Rate of Increase in Future Compensation Levels	2.20	2.60	2.64
The Company expects to contribute $1.7 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2019.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2019	2020	2021	2022	2023	2024-2028
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$1.7	$1.6	$1.5	$1.6	$1.5	$6.2
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$1.7	$1.6	$1.5	$1.6	$1.5	$6.2
NOTE 18. BUSINESS SEGMENTS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Preferred Property & Casualty Insurance, Specialty Property & Casualty Insurance and Life & Health Insurance.
The Preferred Property & Casualty Insurance segment’s principal products are preferred automobile insurance, homeowners insurance, and other personal insurance. The Specialty Property & Casualty Insurance segment’s principal products are specialty automobile insurance and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $68.0 million, $50.8 million and $52.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company does not allocate Income from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments. Additionally, in 2018 the Company did not allocate the impact of the Tax Act or the gain recognized on the partial satisfaction of a final judgment against CSC to its operating segments.
Segment Assets at December 31, 2018 and 2017 were:

DOLLARS IN MILLIONS	2018	2017
Preferred Property & Casualty Insurance	$1,567.7	$1,567.6
Specialty Property & Casualty Insurance	3,541.0	1,327.3
Life & Health Insurance	5,117.2	5,079.3
Corporate and Other, Net	1,319.0	402.0
Total Assets	$11,544.9	$8,376.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Earned Premiums by product line for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Preferred Property & Casualty Insurance:
Preferred Automobile	$440.2	$422.8	$424.6
Homeowners	250.1	264.8	271.9
Other Personal Lines	40.4	42.7	45.0
Specialty Property & Casualty Insurance:
Specialty Automobile	1,889.5	954.3	820.0
Commercial Automobile	137.9	51.4	53.3
Life & Health Insurance:
Life	378.4	379.7	381.6
Accident & Health	177.5	161.7	149.4
Property	70.4	72.6	74.2
Total Earned Premiums	$3,384.4	$2,350.0	$2,220.0
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2018, 2017 and 2016 were:

DOLLARS IN MILLIONS	2018	2017	2016
Segment Revenues:
Preferred Property & Casualty Insurance:
Earned Premiums	$730.7	730.3	741.5
Net Investment Income	61.8	58.9	48.6
Total Preferred Property & Casualty Insurance	792.5	789.2	790.1
Specialty Property & Casualty Insurance:
Earned Premiums	2,027.4	1,005.7	873.3
Net Investment Income	63.4	39.2	29.1
Other Income	2.4	1.1	0.5
Total Specialty Property & Casualty Insurance	2,093.2	1,046.0	902.9
Life & Health Insurance:
Earned Premiums	626.3	614.0	605.2
Net Investment Income	210.9	223.2	214.2
Other Income	4.0	2.6	2.8
Total Life & Health Insurance	841.2	839.8	822.2
Total Segment Revenues	3,726.9	2,675.0	2,515.2
Loss from Change in Fair Value of Equity and Convertible Securities	(64.3)	—	—
Net Realized Gains on the Sales of Investments	26.4	56.5	33.1
Net Impairment Losses Recognized in Earnings	(4.5)	(14.3)	(32.7)
Other	40.6	6.2	6.3
Total Revenues	$3,725.1	$2,723.4	$2,521.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the years ended December 31, 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	2018	2017	2016
Segment Operating Profit (Loss):
Preferred Property & Casualty Insurance	$28.6	$(78.1)	$15.8
Specialty Property & Casualty Insurance	145.6	80.5	(27.7)
Life & Health Insurance	115.9	140.2	46.7
Total Segment Operating Profit	290.1	142.6	34.8
Corporate and Other Operating Loss	(3.9)	(23.7)	(31.7)
Adjusted Consolidated Operating Profit	286.2	118.9	3.1
Loss from Change in Fair Value of Equity and Convertible Securities	(64.3)	—	—
Net Realized Gains on Sales of Investments	26.4	56.5	33.1
Net Impairment Losses Recognized in Earnings	(4.5)	(14.3)	(32.7)
Acquisition Related Transaction, Integration and Other Costs	(44.7)	—	—
Income from Continuing Operations before Income Taxes	$199.1	$161.1	$3.5
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the years ended December 31, 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	2018	2017	2016
Segment Net Operating Income (Loss):
Preferred Property & Casualty Insurance	$25.7	$(45.4)	$15.6
Specialty Property & Casualty Insurance	115.8	56.3	(14.5)
Life & Health Insurance	91.5	91.9	31.0
Total Segment Net Operating Income	233.0	102.8	32.1
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	26.4	7.4	—
Partial Satisfaction of Judgment	28.2	—	—
Other	(29.2)	(17.7)	(19.7)
Corporate and Other Net Operating Loss	25.4	(10.3)	(19.7)
Adjusted Consolidated Net Operating Income	258.4	92.5	12.4
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(50.8)	—	—
Net Realized Gains on Sales of Investments	20.9	36.7	21.5
Net Impairment Losses Recognized in Earnings	(3.6)	(9.3)	(21.2)
Acquisition Related Transaction, Integration and Other Costs	(36.5)	—	—
Income from Continuing Operations	$188.4	$119.9	$12.7
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2018, 2017 and 2016 was:

DOLLARS IN MILLIONS	2018	2017	2016
Preferred Property & Casualty Insurance	$117.2	$114.6	$115.3
Specialty Property & Casualty Insurance	202.0	150.2	136.8
Life & Health Insurance	57.9	53.5	47.2
Total Amortization	$377.1	$318.3	$299.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. DISCONTINUED OPERATIONS
The Company accounts for its former Unitrin Business Insurance operations as discontinued operations.
Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2018, 2017 and 2016 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2018	2017	2016
Income from Discontinued Operations before Income Taxes:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	$2.4	$1.5	$6.3
Income Tax Expense	(0.7)	(0.5)	(2.2)
Income from Discontinued Operations	$1.7	$1.0	$4.1

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.03	$0.02	$0.08
Diluted	$0.03	$0.02	$0.08
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $27.5 million and $32.8 million at December 31, 2018 and 2017, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information pertaining cash used by operating activities to pay losses and LAE related to discontinued operations.
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
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and in 2018 an annual aggregate excess property catastrophe reinsurance contract.
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2018 to December 31, 2018 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	63.3
2nd Layer of Coverage	150.0	350.0	31.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2017 to December 31, 2017 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	31.7
2nd Layer of Coverage	150.0	350.0	63.3
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2016 to December 31, 2016 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	350.0	95.0
In the event that the incurred catastrophe losses and LAE covered by the catastrophe reinsurance programs presented in the three preceding tables exceed the retention for that particular layer, each of the programs allow for one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer.
Coverage provided under the 2018 aggregate property catastrophe reinsurance contract is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
In the event that the incurred catastrophe losses and LAE covered by the 2018 aggregate property catastrophe reinsurance contract exceeds the covered amount, the contract provides for one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available.
The catastrophe reinsurance in 2018, 2017 and 2016 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment does not carry any other catastrophe reinsurance coverage.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2018, 2017 and 2016 by the following:

DOLLARS IN MILLIONS	2018	2017	2016
Preferred Property & Casualty Insurance	$17.8	$10.8	$11.8
Specialty Property & Casualty Insurance	2.6	0.1	0.1
Life & Health Insurance	0.1	0.1	0.1
Total Ceded Catastrophe Reinsurance Premiums	$20.5	$11.0	$12.0
In 2018 and 2017, the Company paid $0.4 million and $0.8 million, respectively, in reinstatement premium. The Company did not pay any reinstatement premium in 2016.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2018, 2017 and 2016 by business segment are presented below.

DOLLARS IN MILLIONS	2018	2017	2016
Preferred Property & Casualty Insurance	$79.1	$168.8	$84.1
Specialty Property & Casualty Insurance	4.4	5.2	6.3
Life & Health Insurance	4.1	6.4	5.4
Total Catastrophe Losses and LAE	$87.6	$180.4	$95.8
In 2018 and 2017, Kemper’s property and casualty subsidiaries had catastrophe reinsurance recoveries of $31.8 million and $11.9 million under the catastrophe reinsurance program. The property and casualty insurance companies did not have any recoveries from the FHCF. The Life & Health Insurance segment had reinsurance recoveries of $1.6 million and $0.2 million from the FHCF in 2018 and 2017. Neither segment had catastrophe reinsurance recoveries from the FHCF in 2016.
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $8.4 million, $4.5 million and $19.3 million in 2018, 2017 and 2016, respectively. The Preferred Property & Casualty Insurance segment reported favorable catastrophe reserve development of $8.2 million, $4.7 million and $19.0 million in 2018, 2017 and 2016, respectively. The Specialty Property & Casualty Insurance segment reported favorable catastrophe reserve development of $0.3 million, $0.3 million, and $0.2 million in 2018, 2017 and 2016, respectively. The Life & Health Insurance segment reported adverse catastrophe reserve development of $0.1 million in 2018, favorable catastrophe reserve development of $0.5 million in 2017, and adverse catastrophe reserve development of $0.1 million in 2016.
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
Earned Premiums ceded on long-duration and short-duration policies were $31.6 million, $18.2 million and $19.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $20.5 million, $11.0 million and $12.0 million, respectively, was related to catastrophe reinsurance. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $85.2 million, $72.9 million and $67.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $20.0 million, $20.7 million and $21.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $5.6 million, $5.9 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
NOTE 22. FAIR VALUE MEASUREMENTS
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2018 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

DOLLARS IN MILLIONS	Fair Value Measurements				Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$156.5	$709.2	$—	—	$865.7
States and Political Subdivisions	—	1,619.1	—	—	1,619.1
Foreign Governments	—	5.9	—	—	5.9
Corporate Securities:
Bonds and Notes	—	3,011.2	382.6	—	3,393.8
Collateralized Loan Obligations	—	19.1	504.9	—	524.0
Other Mortgage- and Asset-backed	—	5.8	9.9	—	15.7
Total Investments in Fixed Maturities	156.5	5,370.3	897.4	—	6,424.2
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	41.2	—	—	41.2
Other Industries	—	13.0	—	—	13.0
Common Stocks:
Finance, Insurance and Real Estate	10.2	—	—	—	10.2
Other Industries	0.2	0.5	—	—	0.7
Other Equity Interests:
Exchange Traded Funds	427.3	—	—	—	427.3
Limited Liability Companies and Limited Partnerships	—	—	—	192.0	192.0
Total Investments in Equity Securities at Fair Value	437.7	54.7	—	192.0	684.4
Convertible Securities at Fair Value	—	31.5	—	—	31.5
Total	$594.2	$5,456.5	$897.4	$192.0	$7,140.1
At December 31, 2018, the Company had unfunded commitments to invest an additional $148.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2018.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment-grade	Market Yield	$146.7	3.7%	-	10.9%	5.2%
Non-investment-grade:
Senior Debt	Market Yield	142.3	4.8	-	30.0	11.5
Junior Debt	Market Yield	87.6	11.0	-	28.5	14.2
Collateralized Loan Obligations (investment-grade and non-investment-grade)	Market Yield	504.9	4.1	-	13.4	6.1
Other	Various	15.9
Total Fixed Maturity Investments in Corporate Securities		$897.4

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2018 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities					Equity Securities
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Year	$401.5	$—	$0.1	$93.2	$—	$27.4	$34.4	$556.6
Total Gains (Losses):
Included in Consolidated Statements of Income	4.4	—	(0.1)	2.7	—	—	—	7.0
Included in Other Comprehensive Income	(2.2)	—	—	(16.3)	0.1	—	—	(18.4)
Purchases	201.8	1.8	—	449.7	10.0	—	—	663.3
Settlements	(108.1)	—	—	(58.3)	(0.2)	—	—	(166.6)
Sales	(109.5)	—	—	—	—	—	—	(109.5)
Transfers into Level 3	2.4	—	—	33.9	—	—	—	36.3
Transfers out of Level 3	(7.7)	(1.8)	—	—	—	(27.4)	(34.4)	(71.3)
Balance at End of Year	$382.6	$—	$—	$504.9	$9.9	$—	$—	$897.4
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the year ended December 31, 2018. Transfers into Level 3 for the year ended December 31, 2018 relate to transfers from Level 2 due to to changes in the availability of market observable inputs. Transfers out of Level 3 were $71.3 million for the year ended December 31, 2018, of which $61.8 million was transferred into Equity Securities at Modified Cost due to the adoption of ASU 2016-01 and $9.5 million was transferred into Level 2 due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2017 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities					Equity Securities		Total
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$403.2	$3.8	$0.6	$103.5	$—	$29.7	$40.9	$581.7
Total Gains (Losses):
Included in Consolidated Statement of Income	(5.7)	(1.2)	0.1	1.5	—	1.4	4.0	0.1
Included in Other Comprehensive Income	4.9	0.1	(0.1)	2.4	—	3.4	(4.8)	5.9
Purchases	171.0	—	—	34.0	—	4.6	3.1	212.7
Settlements	(110.6)	(2.6)	(0.5)	(33.5)	—	—	—	(147.2)
Sales	(40.8)	—	—	(7.9)	—	(8.2)	(8.8)	(65.7)
Transfers into Level 3	8.1	1.4	—	5.0	—	—	—	14.5
Transfers out of Level 3	(28.6)	(1.5)	—	(11.8)	—	(3.5)	—	(45.4)
Balance at End of Year	$401.5	$—	$0.1	$93.2	$—	$27.4	$34.4	$556.6
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the year ended December 31, 2017. Transfers into Level 3 for the year ended December 31, 2017 relate to transfers from Level 2 due to to changes in the availability of market observable inputs. Transfers out of Level 3 were $45.4 million for the year ended December 31, 2017, of which $3.5 million was transferred into Level 1 due to an issuer’s initial public offering of the security and $41.9 million was transferred into Level 2 due to changes in the availability of market observable inputs.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	December 31, 2018		December 31, 2017
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$300.6	$542.6	$298.6	$560.3
Short-term Investments	286.1	286.1	235.5	235.5
Financial Liabilities:
Debt	909.0	911.2	592.3	614.6
Collateralized Borrowings (Included in Other Liabilities)	10.0	10.0	—	—
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
Over the last decade, there have been an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which can include legislation, unclaimed property audits, market conduct examinations and related litigation, could alter the terms of Kemper’s life insurance subsidiaries’ existing life insurance contracts by imposing requirements that did not exist and were not contemplated at the time those companies entered into such contracts. In 2016, the Company voluntarily began implementing a comprehensive process to compare its life insurance records against one or more death verification databases to determine if any of its insureds may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for discussion of the estimated financial impact of such voluntary action recognized in the Company’s Consolidated Financial Statements. Any attempt to estimate the ultimate outcomes of the aforementioned initiatives entails uncertainties including, but not limited to (i) the scope and interpretation of DMF statutes, including the matching criteria and methodologies to be used in comparing policy records against a DMF, (ii) the universe of policies affected, (iii) the results of audits, examinations and other actions by regulators and (iv) related litigation.
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
In April 2017, the parties participated in an evidentiary hearing in Texas before a AAA-appointed arbitrator. Subsequently, in October 2017, the arbitrator issued a Partial Final Award finding that CSC had breached the Agreements and awarding KCSI direct damages plus pre-judgment interest. KCSI then submitted to the arbitrator a supplemental petition providing pre-judgment interest calculations and seeking an award for certain costs and expenses. In November 2017, the arbitrator issued a Final Award awarding KCSI direct damages against CSC of $84.3 million, prejudgment interest at the annual rate of 9% and costs and expenses in the amount of $7.2 million.
KCSI pursued confirmation and enforcement of the Final Award in U.S. District Court in Texas. In December 2017, CSC filed a Petition to Vacate an Arbitration Award in the U.S. District Court in New York and a motion to stay the proceedings in Texas. Following briefing and a hearing, the New York district court denied CSC’s motion to stay the Texas action and instead stayed the New York action. In March 2018, the Texas district court denied CSC’s motion to transfer venue and the New York district court subsequently transferred the vacatur proceeding to Texas. In April 2018, the Texas district court consolidated the two actions and the parties briefed KCSI’s Amended Motion to Confirm Arbitration Award and CSC’s motion to vacate the arbitration award.
On September 26, 2018, the Texas district court issued an Amended Final Judgment that (i) confirmed the Arbitration Award in favor of KCSI, (ii) denied CSC’s motion to vacate, and (iii) entered judgment against CSC in the total amount of $141.7 million. CSC has appealed the district court’s ruling to the U.S. Court of Appeals for the Fifth Circuit, but in the meantime has paid Kemper $35.7 million in partial satisfaction of the final judgment, with approximately $28.5 million of the payment attributable to the direct damages that are not contested by CSC and $7.2 million to the costs and expenses noted above. Kemper recognized the payment as a gain for year ended December 31, 2018 in these Consolidated Financial Statements.
The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in these Consolidated Financial Statements.
NOTE 24. RELATED PARTIES
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s Pension Plan had $124.5 million, $171.8 million and $148.4 million in assets managed by FS&C at December 31, 2018, 2017 and 2016, respectively, under an agreement with

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 24. RELATED PARTIES (Continued)
FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment Expenses incurred in connection with such agreement were $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Dec 31, 2018
Revenues:
Earned Premiums	$609.8	$658.1	$1,052.9	$1,063.6	$3,384.4
Net Investment Income	79.2	78.4	92.0	91.3	340.9
Other Income	1.2	1.2	37.8	2.0	42.2
Income (Loss) from Changes in Fair Value of Equity and Convertible Securities	0.7	0.4	11.0	(76.4)	(64.3)
Net Realized Gains on Sales of Investments	2.6	3.8	3.6	16.4	26.4
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.5)	—	(1.8)	(2.2)	(4.5)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	—	—
Net Impairment Losses Recognized in Earnings	(0.5)	—	(1.8)	(2.2)	(4.5)
Total Revenues	693.0	741.9	1,195.5	1,094.7	3,725.1
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	436.9	499.5	757.3	772.8	2,466.5
Insurance Expenses	160.1	171.2	296.0	273.2	900.5
Interest and Other Expenses	29.0	25.7	61.7	42.6	159.0
Total Expenses	626.0	696.4	1,115.0	1,088.6	3,526.0
Income (Loss) from Continuing Operations before Income Taxes	67.0	45.5	80.5	6.1	199.1
Income Tax Benefit (Expense)	(13.4)	(8.0)	11.8	(1.1)	(10.7)
Income (Loss) from Continuing Operations	53.6	37.5	92.3	5.0	188.4
Income (Loss) from Discontinued Operations	0.2	0.1	(0.1)	1.5	1.7
Net Income (Loss)	$53.8	$37.6	$92.2	$6.5	$190.1
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$1.03	$0.73	$1.42	$0.08	$3.22
Diluted	$1.02	$0.73	$1.40	$0.08	$3.19
Net Income (Loss) Per Unrestricted Share:
Basic	$1.03	$0.73	$1.42	$0.10	$3.25
Diluted	$1.02	$0.73	$1.40	$0.10	$3.22
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Dec 31, 2017
Revenues:
Earned Premiums	$563.4	$582.5	$598.2	$605.9	$2,350.0
Net Investment Income	81.6	77.1	85.9	82.6	327.2
Other Income	0.9	1.0	1.0	1.1	4.0
Net Realized Gains on Sales of Investments	10.5	26.4	8.1	11.5	56.5
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(5.2)	(2.6)	(2.9)	(3.7)	(14.4)
Portion of Losses Recognized in Other Comprehensive Income	0.2	—	—	(0.1)	0.1
Net Impairment Losses Recognized in Earnings	(5.0)	(2.6)	(2.9)	(3.8)	(14.3)
Total Revenues	651.4	684.4	690.3	697.3	2,723.4
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	477.4	447.4	440.1	472.5	1,837.4
Insurance Expenses	158.0	163.5	163.7	159.1	644.3
Interest and Other Expenses	19.5	21.4	18.2	21.5	80.6
Total Expenses	654.9	632.3	622.0	653.1	2,562.3
Income (Loss) from Continuing Operations before Income Taxes	(3.5)	52.1	68.3	44.2	161.1
Income Tax Benefit (Expense)	3.1	(15.5)	(20.5)	(8.3)	(41.2)
Income from Continuing Operations	(0.4)	36.6	47.8	35.9	119.9
Income (Loss) from Discontinued Operations	0.1	—	(0.1)	1.0	1.0
Net Income	$(0.3)	$36.6	$47.7	$36.9	$120.9
Income from Continuing Operations Per Unrestricted Share:
Basic	$(0.01)	$0.71	$0.92	$0.69	$2.32
Diluted	$(0.01)	$0.71	$0.92	$0.69	$2.31
Net Income Per Unrestricted Share:
Basic	$(0.01)	$0.71	$0.92	$0.71	$2.34
Diluted	$(0.01)	$0.71	$0.92	$0.71	$2.33
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for recognition and measurement of equity securities in 2018.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 20, 2019

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018.
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
February 20, 2019

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Business Experience of Nominees,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2019 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2018, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2019 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2019 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	1,434,273	$46.48	4,510,504
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,434,273	$46.48	4,510,504
(1) Includes 981,900 shares reserved for future grants based on performance results under the terms of outstanding PSU awards.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2019 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2019 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2018 and 2017, and the consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for the years ended December 31, 2018, 2017 and 2016, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2018 Annual Report.

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

3.	Exhibits. An Exhibit Index has been filed as part of this report on pages 144 through 148.

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

Item 16.     Form 10-K Summary
None

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of February 13, 2018, by and among Kemper Corporation, Vulcan Sub, Inc. and Infinity Property and Casualty Corporation	8-K	001-18298	2.1	February 14, 2018
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.3	August 8, 2014
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 27, 2014, by and between Kemper and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 7.375% Subordinated Debentures due 2054)	8-K	001-18298	4.2	February 27, 2014
4.3	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.4	Form of Senior Indenture, dated as of August 6, 2010, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	S-3	333-168605	4.4	August 6, 2010
4.5	First Supplemental Indenture, dated as of September 17, 2012, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	8-K	000-50167	4.1	September 17, 2012
4.6	Guarantee by Kemper Corporation of the 5.000% Senior Notes due 2022 of Infinity Property and Casualty Corporation	8-K	001-18298	4.1	December 3, 2018
4.7	Form of Certificate Representing Shares of Kemper Corporation Common Stock					X
10.1	Second Amended and Restated Credit Agreement, by and among Kemper Corporation, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and Bank of America, N.A. and Wells Fargo Bank, National Association as syndication agents	8-K	001-18298	10.1	June 12, 2018
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.5*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.6*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective March 16, 2016	10-Q	001-18298	10.3	May 5, 2016
10.7*	Kemper 1995 Non-employee Director Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.2	February 4, 2009
10.8*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.6	May 4, 2011
10.9*	Form of Stock Option Agreement under the Kemper 1995 Non-employee Director Stock Option Plan, as of February 3, 2009	10-K	001-18298	10.7	February 4, 2009
10.10*	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006	10-Q	001-18298	10.2	May 4, 2011
10.11*	Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.8	May 4, 2011
10.12*	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.4	February 4, 2009
10.13*	Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.9	May 4, 2011
10.14*	Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011	10-K	001-18298	10.9	February 3, 2011
10.15*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.16*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.17*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011	10-K	001-18298	10.13	February 17, 2012
10.18*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.24	February 15, 2013
10.19*	Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.1	May 2, 2013
10.20*	Form of Deferred Stock Unit Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.2	May 2, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.24	February 14, 2014
10.22*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.25	February 14, 2014
10.23*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.26	February 14, 2014
10.24*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.27	February 14, 2014
10.25*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.28	February 14, 2014
10.26*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 26, 2016	10-Q	001-18298	10.1	May 5, 2016
10.27*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.29	February 13, 2017
10.28*	Form of Performance-Based Restricted Stock Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.30	February 13, 2017
10.29*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.31	February 13, 2017
10.30*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 7, 2017	10-K	001-18298	10.33	February 13, 2017
10.31*	Form of Performance Share Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of October 31, 2017	10-K	001-18298	10.31	February 13, 2018
10.32*	Form of Performance Share Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of October 31, 2017	10-K	001-18298	10.32	February 13, 2018
10.33*	Form of Stock Option and SAR Agreement (Installment-Vesting) under the Kemper 2011 Omnibus Equity Plan, as of October 31, 2017	10-K	001-18298	10.33	February 13, 2018
10.34*	Form of Performance Share Unit Award Agreement (Adjusted ROE) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018	10-K	001-18298	10.34	February 13, 2018
10.35*	Form of Performance Share Unit Award Agreement (Relative TSR) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018	10-K	001-18298	10.35	February 13, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.36*	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018	10-K	001-18298	10.36	February 13, 2018
10.37*	Form of Restricted Stock Unit Award Agreement (Installment Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018	10-K	001-18298	10.37	February 13, 2018
10.38*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018	10-K	001-18298	10.38	February 13, 2018
10.39*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting) under the Kemper 2011 Omnibus Equity Plan, as of February 6, 2018	10-K	001-18298	10.39	February 13, 2018
10.40*	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2014	10-K	001-18298	10.32	February 14, 2014
10.41*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.34	February 14, 2014
10.42*	Kemper Executive Performance Plan, effective February 4, 2014	10-K	001-18298	10.35	February 14, 2014
10.43*	Kemper Executive Performance Plan, amended and restated as of May 1, 2018	10-Q	001-18298	10.2	July 30, 2018
10.44*	Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012	8-K	001-18298	10.25	February 6, 2012
10.45*	Kemper is a party to individual severance agreements with the following executive officers:	10-K	001-18298	10.42	February 13, 2017

	Joseph P. Lacher, Jr. (President and Chief Executive Officer)
	John M. Boschelli (Senior Vice President and Chief Investment Officer)
	Charles T. Brooks (Senior Vice President, Operations & Systems)
	C. Thomas Evans, Jr. (Senior Vice President, Secretary & General Counsel)
	Mark A. Green (Senior Vice President and President, Life & Health Division)
	Kimberly A. Holmes (Senior Vice President, Chief Actuary and Strategic Analytics Officer)
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

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, James J. McKinney, Senior Vice President and Chief Financial Officer, and Richard Roeske, Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2018 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2018 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2019.

KEMPER CORPORATION (Registrant)

By:	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 20, 2019.

Signature	Title
/S/ ROBERT J. JOYCE	Chairman of the Board and Director
Robert J. Joyce

/S/ JOSEPH P. LACHER, JR.	President, Chief Executive Officer and Director (principal executive officer)
Joseph P. Lacher, Jr.

/S/ JAMES J. MCKINNEY	Senior Vice President and Chief Financial Officer (principal financial officer)
James J. McKinney

/S/ RICHARD ROESKE	Vice President and Chief Accounting Officer (principal accounting officer)
Richard Roeske

/S/ TERESA A. CANIDA	Director
Teresa A. Canida

/S/ GEORGE N. COCHRAN	Director
George N. Cochran

/S/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/S/ DOUGLAS G. GEOGA	Director
Douglas G. Geoga

/S/ LACY M. JOHNSON	Director
Lacy M. Johnson

/S/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

/S/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2018
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$865.9	$865.7	$865.7
States and Political Subdivisions	1,553.7	1,619.1	1,619.1
Foreign Governments	6.5	5.9	5.9
Corporate Securities:
Other Bonds and Notes	3,307.8	3,393.8	3,393.8
Collateralized Loan Obligations	535.7	524.0	524.0
Other Mortgage- and Asset-backed	14.9	15.7	15.7
Total Investments in Fixed Maturities	6,284.5	6,424.2	6,424.2
Equity Securities at Fair Value:
Preferred Stocks	54.2	54.2	54.2
Common Stocks	10.9	10.9	10.9
Other Equity Interests	619.3	619.3	619.3
Total Investments in Equity Securities	684.4	684.4	684.4
Equity Securities at Modified Cost	41.5	XXX.X	41.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	187.0	XXX.X	187.0
Convertible Securities at Fair Value	31.5	31.5	31.5
Loans, Real Estate and Other Investments	414.8	XXX.X	414.8
Short-term Investments	286.1	XXX.X	286.1
Total Investments	$7,929.8		$8,069.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH I-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2018	2017
ASSETS
Investments in Subsidiaries	$3,736.0	$2,646.0
Fixed Maturities at Fair Value (Amortized Cost: 2018 – $12.6; 2017 – $0.3)	12.6	0.3
Equity Securities at Fair Value	20.4	6.7
Fair Value Option Investments	—	77.5
Short-term Investments	64.6	104.4
Cash	2.9	8.4
Other Receivables	5.7	3.8
Other Assets	14.4	5.8
Total Assets	$3,856.6	$2,852.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Term Loan due June 29, 2020 (Fair Value: 2018 – $35.0; 2017 – $0.0)	34.9	—
Senior Notes Payable, 4.35% due 2025 (Fair Value: 2018 – $444.2; 2017 – $458.1)	448.4	448.1
Subordinated Debentures due 2054 (Fair Value: 2018 – $151.1; 2017 – $156.5)	144.2	144.2
Current Income Tax Liability	40.5	14.0
Deferred Income Tax Liability	20.2	16.9
Liabilities for Benefit Plans	98.2	104.9
Accrued Expenses and Other Liabilities	20.1	9.2
Total Liabilities	806.5	737.3
Shareholders’ Equity:
Common Stock	6.5	5.1
Additional Paid-in Capital	1,666.3	673.1
Retained Earnings	1,355.5	1,243.0
Accumulated Other Comprehensive Income	21.8	194.4
Total Shareholders’ Equity	3,050.1	2,115.6
Total Liabilities and Shareholders’ Equity	$3,856.6	$2,852.9
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For the Years Ended December 31,
	2018	2017	2016
Net Investment Income	$2.5	$3.0	$2.0
Income from Change in Fair Value of Equity Securities	1.4	—	—
Net Realized Gains (Losses) on Sales of Investments	(0.7)	0.6	0.1
Total Revenues	3.2	3.6	2.1
Interest Expense	37.6	36.6	45.2
Other Operating (Benefits) Expenses	26.3	(5.1)	(6.1)
Total Operating Expenses	63.9	31.5	39.1
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(60.7)	(27.9)	(37.0)
Income Tax Benefit	12.2	21.2	13.4
Loss before Equity in Net Income of Subsidiaries	(48.5)	(6.7)	(23.6)
Equity in Net Income of Subsidiaries	238.6	127.6	40.4
Net Income	$190.1	$120.9	$16.8
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Years Ended December 31,
	2018	2017	2016
Net Income	$190.1	$120.9	$16.8
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(214.1)	119.5	(2.6)
Securities Held by Parent	(0.1)	(0.4)	0.2
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(21.9)	(35.3)	0.2
Securities Held by Parent	—	—	—
Unrealized Holding Gains (Losses)	(236.1)	83.8	(2.2)
Unrecognized Postretirement Benefit Costs Arising During the Year	(8.0)	3.9	14.2
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	—	1.0
Amortization of Unrecognized Postretirement Benefit Costs	1.1	(0.6)	5.3
Total Reclassification Adjustments for Amounts Included in Net Income	1.1	(0.6)	6.3
Net Unrecognized Postretirement Benefit Costs	(6.9)	3.3	20.5
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	0.3	1.7	(0.3)
Gain on Cash Flow Hedge	1.2	(6.7)	1.6
Other Comprehensive Income (Loss) before Income Taxes	(241.5)	82.1	19.6
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	45.0	(38.3)	1.1
Securities Held by Parent	—	0.1	(0.1)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	4.6	12.3	(0.1)
Unrealized Holding Gains and Losses	49.6	(25.9)	0.9
Unrecognized Postretirement Benefit Costs Arising During the Year	1.7	(0.8)	(5.0)
Reclassification Adjustments for Amounts Included in Net Income:
Curtailment Cost Recognized	—	—	(0.4)
Amortization of Unrecognized Postretirement Benefit Costs	(0.2)	0.2	(1.9)
Total Reclassification Adjustments for Amounts Included in Net Income	(0.2)	0.2	(2.3)
Net Unrecognized Postretirement Benefit Costs	1.5	(0.6)	(7.3)
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	(0.1)	(0.6)	0.1
Gain on Cash Flow Hedge	(0.3)	2.4	(0.6)
Income Tax Benefit (Expense)	50.7	(24.7)	(6.9)
Other Comprehensive Income (Loss)	(190.8)	57.4	12.7
Total Comprehensive Income (Loss)	$(0.7)	$178.3	$29.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net Income	$190.1	$120.9	$16.8
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(238.6)	(127.6)	(40.4)
Cash Dividends from Subsidiaries	130.4	108.1	77.7
Cash Received for Benefit Plan from Subsidiary	—	—	1.4
Cash Contribution to Defined Benefit Plan	(5.0)	—	(9.0)
Increase in Value of Equity Securities at Fair Value	(1.4)	—	—
Net Realized (Gains) Losses on Sales of Investments	0.7	(0.6)	(0.1)
Other, Net	29.6	0.7	(9.3)
Net Cash Provided by Operating Activities	105.8	101.5	37.1
Investing Activities:
Capital Contributed to Subsidiaries	(20.0)	—	(52.9)
Capital Distribution from Subsidiary	176.0	—	—
Sales, Paydowns and Maturities of Fixed Maturities	(0.2)	45.7	73.5
Purchases of Fixed Maturities	—	—	(77.9)
Purchases of Equity Securities	(2.3)	—	—
Sales of Equity Securities	67.5	—	3.5
Sales of Fair Value Option Investments	—	42.2	72.2
Purchases of Fair Value Option Investments	—	(7.0)	(21.0)
Acquisition of Business	(564.6)	—	—
Change in Short-term Investments	253.4	15.6	14.8
Net Cash Provided (Used) by Investing Activities	(90.2)	96.5	12.2
Financing Activities:
Net Proceeds from Issuance of Debt	249.4	200.2	—
Repayments of Debt	(215.0)	(360.0)	—
Cash Dividends Paid	(56.4)	(49.5)	(49.2)
Common Stock Repurchases	—	—	(3.8)
Cash Exercise of Stock Options	0.9	4.0	3.5
Net Cash Used by Financing Activities	(21.1)	(205.3)	(49.5)
Decrease in Cash	(5.5)	(7.3)	(0.2)
Cash, Beginning of Year	8.4	15.7	15.9
Cash, End of Year	$2.9	$8.4	$15.7
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-4

KEMPER CORPORATION
Schedule II (Continued) - Condensed Financial Information of Kemper Corporation
Notes to Condensed Financial Information
(Dollars in Millions)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed financial information of Kemper Corporation (“Kemper” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Kemper’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in Net Income of Subsidiaries.
NOTE 2. GUARANTEES
On November 30, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 5.0% Senior Notes due September 19, 2022 of Infinity Property and Casualty Corporation (“Infinity”), a wholly owned subsidiary of Kemper.
NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper received non-cash dividends from subsidiaries, in the form of invested assets, of $574 million in 2018. Kemper made non-cash capital contributions, in the form of invested assets, of $350 million in 2018.
NOTE 4. SUBSEQUENT EVENTS
On February 14, 2019, Kemper borrowed $55 million from United Insurance Company of America (“United”), a wholly owned subsidiary, and simultaneously contributed $83 million to Infinity.

SCH II-5

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2018
Preferred Property & Casualty Insurance	730.7	$748.8	$—	$61.8	$538.4	$117.2	$108.3	$58.4	$452.9	$374.3
Specialty Property & Casualty Insurance	2,027.4	2,067.4	2.4	63.4	1,523.8	202.0	219.7	121.4	1,387.0	1,025.0
Life & Health Insurance (1)	626.3	N/A	4.0	210.9	404.2	57.9	263.2	290.2	3,563.1	25.0
Other	—	N/A	35.8	4.8	0.1	—	(67.8)	—	30.6	—
Total	$3,384.4	N/A	$42.2	$340.9	$2,466.5	$377.1	$523.4	$470.0	$5,433.6	$1,424.3
2017
Preferred Property & Casualty Insurance	$730.3	$726.1	$—	$58.9	$649.5	$114.6	$103.2	$56.0	$461.9	$356.3
Specialty Property & Casualty Insurance	1,005.7	1,043.5	1.1	39.2	800.5	150.2	14.8	40.2	514.4	269.3
Life & Health Insurance (1)	614.0	N/A	2.6	223.2	387.4	53.5	258.7	269.1	3,525.1	28.3
Other	—	N/A	0.3	5.9	—	—	(50.7)	—	36.4	—
Total	$2,350.0	N/A	$4.0	$327.2	$1,837.4	$318.3	$326.0	$365.3	$4,537.8	$653.9
2016
Preferred Property & Casualty Insurance	$741.5	$737.3	$—	$48.6	$545.3	$115.3	$113.7
Specialty Property & Casualty Insurance	873.3	883.6	0.5	29.1	773.9	136.8	19.9
Life & Health Insurance (1)	605.2	N/A	2.8	214.2	461.6	47.2	266.7
Other	—	N/A	(0.1)	6.4	—	—	(52.3)
Total	$2,220.0	N/A	$3.2	$298.3	$1,780.8	$299.3	$348.0

(1)
The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH III-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2018
Life Insurance in Force	$19,435.1	$436.4	$172.7	$19,171.4	0.9%
Premiums:
Life Insurance	$378.2	$1.2	$1.0	$378.0	0.3%
Accident and Health Insurance	174.3	1.7	5.3	177.9	3.0%
Property and Liability Insurance	2,778.3	28.7	78.9	2,828.5	2.8%
Total Premiums	$3,330.8	$31.6	$85.2	$3,384.4	2.5%
Year Ended December 31, 2017
Life Insurance in Force	$19,208.7	$455.2	$184.0	$18,937.5	1.0%
Premiums:
Life Insurance	$366.8	$1.4	$1.1	$366.5	0.3%
Accident and Health Insurance	171.0	1.5	5.4	174.9	3.1%
Property and Liability Insurance	1,757.5	15.3	66.4	1,808.6	3.7%
Total Premiums	$2,295.3	$18.2	$72.9	$2,350.0	3.1%
Year Ended December 31, 2016
Life Insurance in Force	$20,889.0	$486.9	$195.0	$20,597.1	0.9%
Premiums:
Life Insurance	$381.4	$1.4	$1.3	$381.3	0.3%
Accident and Health Insurance	144.9	0.5	5.3	149.7	3.5%
Property and Liability Insurance	1,645.4	17.1	60.7	1,689.0	3.6%
Total Premiums	$2,171.7	$19.0	$67.3	$2,220.0	3.0%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH IV-1