Form 10-Q
period 2019-03-31
KEMPER Corp
filed 2019-04-29
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
64,930,663 shares of common stock, $0.10 par value, were outstanding as of April 22, 2019.

KEMPER CORPORATION

Caution Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Risk Factors and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2018 (the “2018 Annual Report”) as updated by Item 1A. of Part II of this Quarterly Report on Form 10-Q, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

•
The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses and implementing significant business initiatives, and the timing of the occurrence or completion of such events, including, but not limited to, those related to expense and claims savings, consolidations, reorganizations and technology;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Revenues:
Earned Premiums	$1,074.8	$609.8
Net Investment Income	82.7	79.2
Other Income	1.9	1.2
Income from Change in Fair Value of Equity and Convertible Securities	64.4	0.7
Net Realized Gains on Sales of Investments	16.1	2.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(3.5)	(0.5)
Portion of Losses Recognized in Other Comprehensive Income	(0.1)	—
Net Impairment Losses Recognized in Earnings	(3.6)	(0.5)
Total Revenues	1,236.3	693.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	765.4	436.9
Insurance Expenses	234.8	160.1
Interest and Other Expenses	41.4	29.0
Total Expenses	1,041.6	626.0
Income from Continuing Operations before Income Taxes	194.7	67.0
Income Tax Expense	(39.4)	(13.4)
Income from Continuing Operations	155.3	53.6
Income from Discontinued Operations	—	0.2
Net Income	$155.3	$53.8
Income from Continuing Operations Per Unrestricted Share:
Basic	$2.38	$1.03
Diluted	$2.35	$1.02
Net Income Per Unrestricted Share:
Basic	$2.38	$1.03
Diluted	$2.35	$1.02

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Net Income	$155.3	$53.8
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	162.8	(121.4)
Foreign Currency Translation Adjustments	—	(0.9)
Decrease in Net Unrecognized Postretirement Benefit Costs	0.6	0.3
Gain on Cash Flow Hedges	0.1	0.9
Other Comprehensive Income (Loss) Before Income Taxes	163.5	(121.1)
Other Comprehensive Income Tax Benefit (Expense)	(34.4)	25.4
Other Comprehensive Income (Loss)	129.1	(95.7)
Total Comprehensive Income (Loss)	$284.4	$(41.9)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2019	Dec 31, 2018
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2019 - $6,266.9; 2018 - $6,284.5)	$6,573.1	$6,424.2
Equity Securities at Fair Value	916.9	684.4
Equity Securities at Modified Cost	39.2	41.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	197.8	187.0
Convertible Securities at Fair Value	33.8	31.5
Short-term Investments at Cost which Approximates Fair Value	350.4	286.1
Other Investments	425.6	414.8
Total Investments	8,536.8	8,069.5
Cash	107.0	75.1
Receivables from Policyholders	1,048.6	1,007.1
Other Receivables	254.6	245.4
Deferred Policy Acquisition Costs	499.2	470.0
Goodwill	1,111.5	1,112.4
Current Income Tax Assets	19.7	38.9
Other Assets	604.8	526.5
Total Assets	$12,182.2	$11,544.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,568.5	$3,558.7
Property and Casualty	1,868.7	1,874.9
Total Insurance Reserves	5,437.2	5,433.6
Unearned Premiums	1,499.5	1,424.3
Deferred Income Tax Liabilities	82.6	26.2
Liabilities for Unrecognized Tax Benefits	3.9	4.4
Collateralized Investment Borrowings at Cost (Fair Value: 2019 - $187.7; 2018 - $10.0)	187.7	10.0
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2019 - $933.8; 2018 - $911.2)	908.5	909.0
Accrued Expenses and Other Liabilities	742.7	687.3
Total Liabilities	8,862.1	8,494.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 64,930,663 Shares Issued and Outstanding at March 31, 2019 and 64,756,833 Shares Issued and Outstanding at December 31, 2018	6.5	6.5
Paid-in Capital	1,673.0	1,666.3
Retained Earnings	1,489.7	1,355.5
Accumulated Other Comprehensive Income	150.9	21.8
Total Shareholders’ Equity	3,320.1	3,050.1
Total Liabilities and Shareholders’ Equity	$12,182.2	$11,544.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Operating Activities:
Net Income	$155.3	$53.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(29.2)	(12.7)
Amortization of Intangible Assets Acquired	8.7	0.3
Equity in Earnings of Equity Method Limited Liability Investments	(3.6)	(7.1)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	4.3	1.1
Increase in Value of Equity and Convertible Securities at Fair Value	(64.4)	(0.7)
Amortization of Investment Securities and Depreciation of Investment Real Estate	1.6	2.3
Net Realized Gains on Sales of Investments	(16.1)	(2.6)
Net Impairment Losses Recognized in Earnings	3.6	0.5
Depreciation of Property and Equipment	3.1	5.0
Increase in Receivables	(56.1)	(14.5)
Increase in Insurance Reserves	3.8	2.1
Increase in Unearned Premiums	75.2	36.3
Change in Income Taxes	40.1	18.1
Change in Accrued Expenses and Other Liabilities	(42.4)	(13.5)
Other, Net	5.1	5.6
Net Cash Provided by Operating Activities	89.0	74.0
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	402.6	397.8
Purchases of Fixed Maturities	(368.4)	(408.6)
Sales of Equity and Convertible Securities	39.6	32.4
Purchases of Equity and Convertible Securities	(207.6)	(51.1)
Acquisition and Improvements of Investment Real Estate	(0.4)	(0.7)
Sale of and Return of Investment of Equity Method Limited Liability Investments	7.1	1.6
Acquisitions of Equity Method Limited Liability Investments	(18.6)	(3.5)
Decrease (Increase) in Short-term Investments	(53.3)	47.2
Increase (Decrease) in Other Investments	(10.6)	2.1
Acquisition and Development of Software	(9.3)	(22.1)
Other, Net	(0.8)	2.9
Net Cash Used by Investing Activities	(219.7)	(2.0)
Financing Activities:
Proceeds from Collateralized Investment Borrowings	187.7	10.0
Repayment of Collateralized Investment Borrowings	(10.0)	—
Dividends and Dividend Equivalents Paid	(16.4)	(12.5)
Cash Exercise of Stock Options	1.3	0.6
Other, Net	—	(0.4)
Net Cash Provided (Used) by Financing Activities	162.6	(2.3)
Increase in Cash	31.9	69.7
Cash, Beginning of Year	75.1	45.7
Cash, End of Period	$107.0	$115.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income	—	—	—	155.3	—	155.3
Other Comprehensive Income (Note 8)	—	—	—	—	129.1	129.1
Cash Dividends and Dividend Equivalents to Shareholders ($0.25 per share)	—	—	—	(16.4)	—	(16.4)
Equity-based Compensation Cost	—	—	7.6	—	—	7.6
Equity-based Awards, Net of Shares Exchanged	0.2	—	(0.9)	(4.7)	—	(5.6)
Balance, March 31, 2019	64.9	$6.5	$1,673.0	$1,489.7	$150.9	$3,320.1

	Three Months Ended March 31, 2018
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2017 As Reported	51.5	$5.1	$673.1	$1,243.0	$194.4	$2,115.6
Cumulative Effect of Adoption of New Accounting Standard	—	—	—	(18.2)	18.2	—
Balance, January 1, 2018 As Adjusted	51.5	$5.1	$673.1	$1,224.8	$212.6	$2,115.6
Net Income	—	—	—	53.8	—	53.8
Other Comprehensive Income (Note 8)	—	—	—	—	(95.7)	(95.7)
Cash Dividends and Dividend Equivalents to Shareholders ($0.24 per share)	—	—	—	(12.5)	—	(12.5)
Equity-based Compensation Cost	—	—	3.4	—	—	3.4
Equity-based Awards, Net of Shares Exchanged	—	—	0.4	(1.2)	—	(0.8)
Balance, March 31, 2018	51.5	$5.1	$676.9	$1,264.9	$116.9	$2,063.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC and include the accounts of Kemper Corporation and its subsidiaries and are unaudited. All significant intercompany accounts and transactions have been eliminated.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2018 Annual Report.
Adoption of New Accounting Guidance
Guidance Adopted in 2019
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases—(Topic 842). ASU 2016-02 introduced a lessee model that requires the recognition of a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than twelve months. The Company adopted ASC 842 using the modified retrospective method at the beginning of the period of the adoption and elected the permitted practical expedients to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The adoption of ASU 2016-02 had no impact on the Company’s Shareholders’ Equity as of January 1, 2019, but resulted in the establishment of a ROU asset of $78.0 million, a lease liability of $82.5 million and an adjustment to deferred rent liability of $4.5 million. The ROU Asset and related liabilities were reflected in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 31, 2019.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Derivatives and Hedging Activities. ASU 2017-12 aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Furthermore, the amendments make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administration of hedge documentation requirements and assessing hedge effectiveness. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The impact of adoption of ASU 2017-12 on the Company’s consolidated financial position was not material.
Guidance Not Yet Adopted
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
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2019. Other than the adoption of ASU 2016-02, 2016-02, Leases—(Topic 842) there were no adoptions of such accounting pronouncements during the three months ended March 31, 2019 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to Accounting for Long-Duration Contracts, the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after March 31, 2019 to have a material impact on the Company’s financial statements and/or disclosures.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Acquisition of Business
Acquisition of Infinity Property and Casualty Corporation
On July 2, 2018, Kemper acquired 100% of the outstanding common stock of Infinity Property and Casualty Corporation (“Infinity”), pursuant to the terms of the merger agreement dated February 13, 2018.
The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed, including, but not limited to, receivables, intangible assets, unearned premium reserves, certain tax-related balances and certain other asset and liabilities. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would also likely impact the Company’s allocation of the purchase price to Goodwill. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, changes if any, to the preliminary estimates and allocation as a result of events or conditions as of the acquisition date, will be reported in the Company’s financial statements as an adjustment to the assets acquired and liabilities assumed. During the first quarter of 2019, the Company further refined its estimate of certain bonus accruals, other liabilities and related tax-related balances, decreasing liabilities assumed by $0.9 million and decreasing goodwill by $0.9 million. The Company has allocated all of the goodwill associated with the Infinity acquisition to the Specialty Property & Casualty Insurance segment. The factors that contributed to the recognition of goodwill include synergies from economies of scale within the underwriting and claims operations, acquiring a talented workforce and cost savings opportunities.
Based on the Company’s preliminary allocation of the purchase price as of March 31, 2019, the fair value of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$1,569.3
Short Term Investments	98.8
Cash	4.0
Receivables from Policyholders	583.4
Other Receivables	31.7
Value of Intangible Assets Acquired (Reported in Other Assets)	262.7
Current Income Tax Assets	0.8
Goodwill[1]	788.5
Other Assets	102.1
Property and Casualty Insurance Reserves	(713.6)
Unearned Premiums	(715.6)
Debt	(282.1)
Deferred Income Tax Liabilities	(11.7)
Accrued Expenses and Other Liabilities	(169.6)
Total Purchase Price	1,548.7

1Non-deductible for tax-purposes.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2019 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$845.9	$20.2	$(7.7)	$858.4
States and Political Subdivisions	1,582.2	101.4	(1.7)	1,681.9
Foreign Governments	5.8	—	(0.6)	5.2
Corporate Securities:
Bonds and Notes	3,281.5	216.4	(17.8)	3,480.1
Collateralized Loan Obligations	536.8	1.5	(6.8)	531.5
Other Mortgage- and Asset-backed	14.7	1.3	—	16.0
Investments in Fixed Maturities	$6,266.9	$340.8	$(34.6)	$6,573.1

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2018 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$865.9	$14.8	$(15.0)	$865.7
States and Political Subdivisions	1,553.7	74.0	(8.6)	1,619.1
Foreign Governments	6.5	—	(0.6)	5.9
Corporate Securities:
Bonds and Notes	3,307.8	135.1	(49.1)	3,393.8
Collateralized Loan Obligations	535.7	1.5	(13.2)	524.0
Other Mortgage- and Asset-backed	14.9	0.9	(0.1)	15.7
Investments in Fixed Maturities	$6,284.5	$226.3	$(86.6)	$6,424.2

Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $15.5 million and $10.5 million at March 31, 2019 and December 31, 2018, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2019 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$90.1	$90.9
Due after One Year to Five Years	905.9	921.6
Due after Five Years to Ten Years	1,658.4	1,731.8
Due after Ten Years	2,434.4	2,649.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,178.1	1,179.6
Investments in Fixed Maturities	$6,266.9	$6,573.1

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2019 consisted of securities issued by the Government National Mortgage Association with a fair value of $616.4 million, securities issued by the Federal National Mortgage Association with a fair value of $8.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $7.6 million and securities of other non-governmental issuers with a fair value of $547.5 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2019 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$13.2	$(0.2)	$262.2	$(7.5)	$275.4	$(7.7)
States and Political Subdivisions	1.6	(0.3)	77.8	(1.4)	79.4	(1.7)
Foreign Governments	4.4	(0.5)	0.5	(0.1)	4.9	(0.6)
Corporate Securities:
Bonds and Notes	222.6	(5.2)	321.4	(12.6)	544.0	(17.8)
Collateralized Loan Obligations	406.6	(6.0)	28.7	(0.8)	435.3	(6.8)
Other Mortgage- and Asset-backed	—	—	4.6	—	4.6	—
Total Fixed Maturities	648.4	(12.2)	695.2	(22.4)	1,343.6	(34.6)

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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2019, were $34.6 million, of which $22.4 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at March 31, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at March 31, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $23.1 million and below-investment-grade fixed maturity investments comprised $11.5 million of the unrealized losses on investments in fixed maturities at March 31, 2019. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4% of the amortized cost basis of the investment. At March 31, 2019, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
evaluation of the prospects of the issuers at March 31, 2019, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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

Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2018, were $86.6 million, of which $22.0 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2018 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $69.5 million and below-investment-grade fixed maturity investments comprised $17.1 million of the unrealized losses on investments in fixed maturities at December 31, 2018. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At December 31, 2018, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2018 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.1	$1.6
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	0.1	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$1.2	$1.6

Equity Securities
Investments in Equity Securities at Fair Value were $916.9 million and $684.4 million at March 31, 2019 and December 31, 2018, respectively. Net unrealized gains arising during the three months ended March 31, 2019 and recognized in earnings, related to such investments still held as of March 31, 2019, were $63.4 million.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an other-than-temporary impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases or decreases in the carrying value due to observable transactions. The Company recognized an impairment of $0.2 million on Equity Securities at Modified Cost in other comprehensive income for the three months ended March 31, 2019 as a result of the Company’s qualitative impairment analysis. The Company has recognized no cumulative increases in the carrying value due to observable transactions, no cumulative decreases in the carrying value due to observable transactions and $5.1 million of cumulative impairments on Equity Securities at Modified Cost held as of March 31, 2019.
There were no unsettled sales of Investments in Equity Securities at March 31, 2019 and December 31, 2018. There were no unsettled purchases of Investments in Equity Securities at March 31, 2019 and December 31, 2018.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at March 31, 2019 is limited to the total carrying value of $197.8 million. In addition, the Company had outstanding commitments totaling approximately $105.2 million to fund Equity Method Limited Liability Investments at March 31, 2019.
Other Investments
The carrying values of the Company’s Other Investments at March 31, 2019 and December 31, 2018 were:

(Dollars in Millions)	Mar 31, 2019	Dec 31, 2018
Loans to Policyholders at Unpaid Principal	$301.4	$300.6
Real Estate at Depreciated Cost	113.6	114.2
Mortgage Loans	10.6	—
Total	$425.6	$414.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Net Investment Income
Net Investment Income for the three months ended March 31, 2019 and 2018 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Investment Income:
Interest on Fixed Income Securities	$76.4	$62.4
Dividends on Equity Securities Excluding Alternative Investments	2.5	1.9
Alternative Investments:
Equity Method Limited Liability Investments	(3.6)	7.1
Limited Liability Investments Included in Equity Securities	2.6	3.9
Total Alternative Investments	(1.0)	11.0
Short-term Investments	1.8	0.8
Loans to Policyholders	5.3	5.5
Real Estate	2.5	2.4
Total Investment Income	87.5	84.0
Investment Expenses:
Real Estate	2.4	2.3
Other Investment Expenses	2.4	2.5
Total Investment Expenses	4.8	4.8
Net Investment Income	$82.7	$79.2

Gross gains and losses on sales of investments in fixed maturities for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Fixed Maturities:
Gains on Sales	$15.1	$4.1
Losses on Sales	(2.6)	(2.1)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2019 and 2018 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,874.9	$1,016.8
Less Reinsurance and Indemnification Recoverables at Beginning of Year	101.9	53.1
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,773.0	963.7
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	687.6	339.3
Prior Years:
Continuing Operations	(21.4)	(1.0)
Discontinued Operations	—	(0.3)
Total Incurred Losses and LAE Related to Prior Years	(21.4)	(1.3)
Total Incurred Losses and LAE	666.2	338.0
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	223.5	125.3
Prior Years:
Continuing Operations	444.5	222.2
Discontinued Operations	0.9	0.7
Total Paid Losses and LAE Related to Prior Years	445.4	222.9
Total Paid Losses and LAE	668.9	348.2
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,770.3	953.5
Plus Reinsurance Recoverables at End of Period	98.4	51.6
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,868.7	$1,005.1

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
For the three months ended March 31, 2019, the Company decreased its property and casualty insurance reserves by $21.4 million to recognize favorable development of loss and LAE reserves from prior accident years. Preferred Personal automobile insurance loss and LAE reserves developed favorably by $1.3 million due primarily to the emergence of favorable loss patterns for liability insurance related to 2018 and 2017 accident years. Other personal lines loss and LAE reserves developed favorably by $1.8 million due primarily to the emergence of more favorable loss patterns than expected for the 2017, 2016 and 2015 accident years. Specialty Personal automobile insurance loss and LAE reserves developed favorably by $14.3 million due primarily to the emergence of favorable loss patterns for liability insurance related to the 2018 accident year and, to a lesser extent the 2016 and 2015 accident years. Commercial automobile insurance loss and LAE reserves developed favorably by $3.8 million due primarily to the emergence of favorable loss patterns for liability insurance related to the 2018 accident year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)
For the three months ended March 31, 2018, the Company decreased its property and casualty insurance reserves by $1.3 million to recognize favorable development of loss and LAE reserves from prior accident years. Preferred Personal automobile insurance loss and LAE reserves developed adversely by $0.5 million due primarily to the emergence of loss patterns that were worse than expected for liability insurance for the 2016 and prior accident years, partially offset by the emergence of more favorable loss patterns than expected for both physical damage and liability insurance lines for the 2017 accident year. Homeowners insurance non-catastrophe loss and LAE reserves developed adversely by $5.6 million due primarily to the emergence of loss patterns that were worse than expected for the 2017 and 2016 accident years, partially offset by favorable development on catastrophes of $5.1 million related to the 2017 accident year. Other personal lines loss and LAE reserves developed favorably by $1.2 million due primarily to the emergence of more favorable loss patterns than expected for the 2016 and 2015 accident years. Commercial automobile loss and LAE reserves developed favorably by $0.7 million due primarily to the emergence of loss patterns that were more favorable than expected for the 2014 accident year and, to a lesser extent, the 2017 and 2016 accident years.
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
Note 5 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 29, 2018, the Company borrowed $250.0 million under the delayed draw term loan facility to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan facility. There were no outstanding borrowings at March 31, 2019 and December 31, 2018 under the revolving credit agreement.
Infinity Debt
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.0% Senior Notes due September 19, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at March 31, 2019 and December 31, 2018 was:

(Dollars in Millions)	Mar 31, 2019	Dec 31, 2018
Term Loan due June 29, 2020	$34.9	$34.9
5.0% Senior Notes due September 19, 2022	281.0	281.5
4.35% Senior Notes due February 15, 2025	448.4	448.4
7.375% Subordinated Debentures due February 27, 2054	144.2	144.2
Total Long-term Debt Outstanding	$908.5	$909.0

Collateralized Investment Borrowings
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $3.8 million and $0.8 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of FHLB of Dallas common stock was $3.3 million at March 31, 2019 and December 31, 2018.
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. These advances, made in connection with the start-up of the Company’s collateralized investment borrowings program, were collateralized by U.S Government Agency securities held in a custodial account with the FHLB of Chicago with a fair value of $15.7 million at December 31, 2018. These advances were repaid in March of 2019.
In March of 2019, United Insurance received advances of $187.7 million from the FHLB of Chicago. These advances were made in connection with the Company’s collateralized investment borrowings program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged municipal securities in a custodial account with the FHLB of Chicago with a fair value of $198.0 million as of March 31, 2019. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
The following summarizes the terms of the Company’s Collateralized Investment Borrowings at March 31, 2019:

(Dollars in Millions)	Principal Borrowings	Weighted-average Interest Rate
Due in One Year or Less	$93.1	2.61%
Due after One Year to Two Years	92.0	2.73%
Due after Two Years to Three Years	2.6	2.71%
	$187.7

Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $11.5 million for the three months ended March 31, 2019. Interest paid, including facility fees, was $19.8 million for the three months ended March 31, 2019, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $8.0 million for the three months ended March 31, 2018. Interest paid, including facility fees, was $12.5 million for the three months ended March 31, 2018.
Note 6 - Leases
The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from one to 10 years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from one to five years. Minimum rent is expensed on a straight-line basis over the term of the lease. See Note 1 - Adoption of New Accounting Guidance - New Guidance Adopted in 2019 for additional information regarding the accounting for leases.
Lease expenses are primarily included in insurance expenses in the condensed consolidated statement of income. Additional information regarding the Company’s operating leases is presented below.

(Dollars in Millions)	Three Months Ended Mar 31, 2019
Lease Cost:
Amortization of Right-of-Use Assets	$0.2
Operating Lease Cost	5.7
Short-Term Lease Cost (1)	0.1
Total Expense	6.0
Less: Sublease Income (2)	(0.1)
Total Lease Cost	$5.9
(1) - Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Condensed Consolidated Statements of Income.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Leases (continued)
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2019 is as follows:

(Dollars in Millions)
Operating Cash Flows from Operating Lease (Fixed Payments)	$5.2
Operating Cash Flows from Operating Lease (Liability Reduction)	4.7
Financing Cash Flows from Finance Leases	0.2
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	9.1
Significant judgments and assumptions for determining lease asset and liability at March 31, 2019 are presented below.

Weighted-average Remaining Lease Term - Finance Leases	1.9 years
Weighted-average Remaining Lease Term - Operating Leases	6.8 years
Weighted-average Discount Rate - Finance Leases	4.0%
Weighted-average Discount Rate - Operating Leases	4.0%

Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum lease payments under capital and operating leases at December 31, 2018 are presented below.

(Dollars in Millions)	Capital Leases	Operating Leases
2019	$0.7	$20.5
2020	0.7	18.4
2021	0.3	16.9
2022	0.2	15.0
2023	—	12.5
2024 and Thereafter	—	27.1
Total Future Payments	$1.9	$110.4
Less Imputed Interest	—
Present Value of Minimum Capital Lease Payments	$1.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2019 and 2018 is presented below.

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
(Dollars in Millions)
Income from Continuing Operations	$155.3	$53.6
Less Income from Continuing Operations Attributed to Participating Awards	0.7	0.5
Income from Continuing Operations Attributed to Unrestricted Shares	154.6	53.1
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$154.6	$53.1
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	64,815.0	51,502.9
Equity-based Compensation Equivalent Shares	791.0	365.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	65,606.0	51,868.2
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$2.38	$1.03
Diluted Income from Continuing Operations Per Unrestricted Share	$2.35	$1.02

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Income from Continuing Operations Per Unrestricted Share (continued)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months and three months ended March 31, 2019 and 2018, because the effect of inclusion would be anti-dilutive, is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2019	Mar 31, 2018
Equity-based Compensation Equivalent Shares	574.5	329.6
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	574.5	329.6

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$175.3	$(119.5)
Reclassification Adjustment for Amounts Included in Net Income	(12.5)	(1.9)
Unrealized Holding Gains (Losses)	162.8	(121.4)
Foreign Currency Translation Adjustments	—	(0.9)
Net Unrecognized Postretirement Benefit Costs	0.6	0.3
Gain (Loss) on Cash Flow Hedges During the Period Before Reclassification Adjustment	—	0.6
Reclassification Adjustment for Amounts Included in Net Income	0.1	0.3
Gain (Loss) on Cash Flow Hedges	0.1	0.9
Other Comprehensive Income (Loss) Before Income Taxes	$163.5	$(121.1)

The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(36.8)	$25.0
Reclassification Adjustment for Amounts Included in Net Income	2.6	0.4
Unrealized Holding Gains	(34.2)	25.4
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	—	0.2
Net Unrecognized Postretirement Benefit Costs Arising During the Period	(0.2)	—
Gain and Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	—	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	—	(0.1)
Gain and Loss on Cash Flow Hedges	—	(0.2)
Other Comprehensive Income Tax Benefit (Expense)	$(34.4)	$25.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of AOCI at March 31, 2019 and December 31, 2018 were:

(Dollars in Millions)	Mar 31, 2019	Dec 31, 2018
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$—	$—
Other Net Unrealized Gains on Investments	247.9	119.3
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(94.1)	(94.5)
Loss on Cash Flow Hedges, Net of Income Taxes	(2.9)	(3.0)
Accumulated Other Comprehensive Income	$150.9	$21.8

Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$16.1	$2.4
Net Impairment Losses Recognized in Earnings	(3.6)	(0.5)
Total Before Income Taxes	12.5	1.9
Income Tax Expense	(2.6)	(0.4)
Reclassification from AOCI, Net of Income Taxes	9.9	1.5
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	0.6	(0.3)
Income Tax Benefit	(0.2)	0.1
Reclassification from AOCI, Net of Income Taxes	0.4	(0.2)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	0.1	(0.1)
Income Tax Benefit	—	0.1
Reclassification from AOCI, Net of Income Taxes	0.1	—
Total Reclassification from AOCI to Net Income	$10.4	$1.3

Note 9 - Income Taxes
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
Liabilities for Unrecognized Tax Benefits at March 31, 2019 and December 31, 2018 include $3.0 million and $3.7 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Income Taxes (continued)
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Liabilities for Unrecognized Tax Benefits included accrued interest of $0.9 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively.
Income taxes paid, net of refunds received, were $0.0 million for the three months ended March 31, 2019. Income tax refunds received, were $4.6 million for the three months ended March 31, 2018.
Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 8,800 participants and beneficiaries, of which 1,400 are active employees. The Pension Plan is closed to employees newly-hired after January 1, 2006. On May 12, 2016, the Company amended the Pension Plan to freeze benefit accruals, effective June 30, 2016, for substantially all of the participants under the plan. The components of Pension Income for the Pension Plan for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Service Cost	$—	$—
Interest Cost on Projected Benefit Obligation	5.5	5.1
Expected Return on Plan Assets	(7.6)	(7.2)
Amortization of Net Actuarial Loss	0.7	1.0
Total Pension Benefit Recognized	(1.4)	(1.1)

The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 700 retired and 600 active employees. The components of OPEB benefits for the OPEB Plans for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Service Cost	$0.1	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.1
Amortization of Prior Service Credit	(0.3)	(0.3)
Amortization of Net Gain	(0.5)	(0.4)
Total OPEB Benefit Recognized	$(0.6)	$(0.6)
The non-service cost component of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statement of Income.
Note 11 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Preferred Property & Casualty Insurance, Specialty Property & Casualty Insurance and Life & Health Insurance.
The Preferred Property & Casualty Insurance segment’s principal products are preferred automobile insurance, homeowners insurance, other personal insurance. The Specialty Property & Casualty Insurance segment’s principal products are specialty automobile insurance and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Earned Premiums by product line for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Preferred Property & Casualty Insurance:
Personal Automobile	$115.4	$104.9
Homeowners	60.3	61.8
Other Personal Lines	9.9	10.1
Specialty Property & Casualty Insurance:
Specialty Automobile	669.6	266.2
Commercial Automobile	59.7	12.2
Life & Health Insurance:
Life	95.8	93.7
Accident and Health	46.9	43.3
Property	17.2	17.6
Total Earned Premiums	$1,074.8	$609.8

Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Segment Revenues
Preferred Property & Casualty Insurance
Earned Premiums	$185.6	$176.8
Net Investment Income	8.3	13.7
Total Preferred Property & Casualty Insurance	193.9	190.5
Specialty Property & Casualty Insurance:
Earned Premiums	729.3	278.4
Net Investment Income	21.5	9.9
Other Income	0.8	0.3
Total Specialty Property & Casualty Insurance	751.6	288.6
Life & Health Insurance:
Earned Premiums	159.9	154.6
Net Investment Income	51.7	53.7
Other Income	1.1	0.8
Total Life & Health Insurance	212.7	209.1
Total Segment Revenues	1,158.2	688.2
Income from Change in Fair Value of Equity and Convertible Securities	64.4	0.7
Net Realized Gains on Sales of Investments	16.1	2.6
Net Impairment Losses Recognized in Earnings	(3.6)	(0.5)
Other	1.2	2.0
Total Revenues	$1,236.3	$693.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the three months ended March 31, 2019 and 2018 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Segment Operating Profit :
Preferred Property & Casualty Insurance	$3.3	$16.6
Specialty Property & Casualty Insurance	99.4	29.0
Life & Health Insurance	29.3	30.3
Total Segment Operating Profit	132.0	75.9
Corporate and Other Operating Loss	(8.6)	(5.5)
Adjusted Consolidated Operating Profit	123.4	70.4
Income from Change in Fair Value of Equity and Convertible Securities	64.4	0.7
Net Realized Gains on Sales of Investments	16.1	2.6
Net Impairment Losses Recognized in Earnings	(3.6)	(0.5)
Acquisition Related Transaction, Integration and Other Costs	(5.6)	(6.2)
Income from Continuing Operations before Income Taxes	$194.7	$67.0

Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the three months and three months ended March 31, 2019 and 2018 was:

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2019	Mar 31, 2018
Segment Net Operating Income:
Preferred Property & Casualty Insurance	$2.8	$13.5
Specialty Property & Casualty Insurance	79.6	23.4
Life & Health Insurance	23.1	24.1
Total Segment Net Operating Income	105.5	61.0
Total Corporate and Other Net Operating Income (Loss)	(6.6)	(3.5)
Adjusted Consolidated Net Operating Income	98.9	57.5
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	50.9	0.6
Net Realized Gains on Sales of Investments	12.7	2.1
Net Impairment Losses Recognized in Earnings	(2.8)	(0.4)
Acquisition Related Transaction, Integration and Other Costs	(4.4)	(6.2)
Income from Continuing Operations	$155.3	$53.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheet at March 31, 2019 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$154.5	$703.9	$—	$—	$858.4
States and Political Subdivisions	—	1,681.9	—	—	1,681.9
Foreign Governments	—	5.2	—	—	5.2
Corporate Securities:
Bonds and Notes	—	3,068.2	411.9	—	3,480.1
Collateralized Loan Obligations	—	3.0	528.5	—	531.5
Other Mortgage- and Asset-backed	—	5.7	10.3	—	16.0
Total Investments in Fixed Maturities	154.5	5,467.9	950.7	—	6,573.1
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	42.7	—	—	42.7
Other Industries	0.8	13.3	—	—	14.1
Common Stocks:
Finance, Insurance and Real Estate	11.4	—	—	—	11.4
Other Industries	0.3	0.4	—	—	0.7
Other Equity Interests:
Exchange Traded Funds	656.0	—	—	—	656.0
Limited Liability Companies and Limited Partnerships	—	—	—	192.0	192.0
Total Investments in Equity Securities at Fair Value	668.5	56.4	—	192.0	916.9
Convertible Securities at Fair Value	—	33.8	—	—	33.8
Total	$823.0	$5,558.1	$950.7	$192.0	$7,523.8

At March 31, 2019, the Company had unfunded commitments to invest an additional $138.8 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2018 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$156.5	$709.2	$—	$—	$865.7
States and Political Subdivisions	—	1,619.1	—	—	1,619.1
Foreign Governments	—	5.9	—	—	5.9
Corporate Securities:
Bonds and Notes	—	3,011.2	382.6	—	3,393.8
Collateralized Loan Obligations	—	19.1	504.9	—	524.0
Other Mortgage- and Asset-backed	—	5.8	9.9	—	15.7
Total Investments in Fixed Maturities	156.5	5,370.3	897.4	—	6,424.2
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	41.2	—	—	41.2
Other Industries	—	13.0	—	—	13.0
Common Stocks:
Finance, Insurance and Real Estate	10.2	—	—	—	10.2
Other Industries	0.2	0.5	—	—	0.7
Other Equity Interests:
Exchange Traded Funds	427.3	—	—	—	427.3
Limited Liability Companies and Limited Partnerships	—	—	—	192.0	192.0
Total Investments in Equity Securities at Fair Value	437.7	54.7	—	192.0	684.4
Convertible Securities at Fair Value	—	31.5	—	—	31.5
Total	$594.2	$5,456.5	$897.4	$192.0	$7,140.1

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2019.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$169.6	2.8%	-	10.7%	4.6%
Non-investment-grade:
Senior Debt	Market Yield	124.9	4.6	-	16.4	10.4
Junior Debt	Market Yield	110.5	10.4	-	16.9	13.5
Collateralized Loan Obligations (investment grade and non-investment grade)	Market Yield	528.5	4.3	-	12.5	5.8
Other	Various	17.2
Total Level 3 Fixed Maturity Investments in Corporate Securities		$950.7

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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$146.7	3.7%	-	10.9%	5.2%
Non-investment-grade:
Senior Debt	Market Yield	142.3	4.8	-	30.0	11.5
Junior Debt	Market Yield	87.6	11.0	-	28.5	14.2
Collateralized Loan Obligations (investment grade and non-investment grade)	Market Yield	504.9	4.1	-	13.4	6.1
Other	Various	15.9
Total Level 3 Fixed Maturity Investments in Corporate Securities		$897.4

For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par, unless callable at a premium, if the security is currently callable.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2019 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$382.6	$504.9	$9.9	$897.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(2.5)	(0.3)	—	(2.8)
Included in Other Comprehensive Income (Loss)	5.4	6.0	0.5	11.9
Purchases	101.3	3.9	—	105.2
Settlements	(11.5)	—	(0.1)	(11.6)
Sales	(65.9)	—	—	(65.9)
Transfers into Level 3	2.5	14.0	—	16.5
Transfers out of Level 3	—	—	—	—
Balance at End of Period	$411.9	$528.5	$10.3	$950.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the three months ended March 31, 2019. There were no transfers out of Level 3 for the three months ended March 31, 2019. The transfers into Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2018 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$401.5	$0.1	$93.2	$27.4	$34.4	$556.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	1.8	(0.1)	0.5	—	—	2.2
Included in Other Comprehensive Income (Loss)	(1.6)	—	(0.5)	—	—	(2.1)
Purchases	25.8	—	48.9	—	—	74.7
Settlements	(18.1)	—	(14.0)	—	—	(32.1)
Sales	(13.4)	—	—	—	—	(13.4)
Transfers into Level 3	0.3	—	—	—	—	0.3
Transfers out of Level 3	(5.0)	—	—	(27.4)	(34.4)	(66.8)
Balance at End of Period	$391.3	$—	$128.1	$—	$—	$519.4

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

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	March 31, 2019		December 31, 2018
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$301.4	$574.5	$300.6	$542.6
Short-term Investments	350.4	350.4	286.1	286.1
Mortgage Loans	10.6	10.6	—	—
Financial Liabilities:
Debt	$908.5	$933.8	$909.0	$911.2
Collateralized Investment Borrowings	187.7	187.7	10.0	10.0
The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value measurement of Mortgage Loans is estimated using inputs that are considered Level 2 measurements.The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Collateralized Investment Borrowings consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

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
Over the last decade, there have been an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which can include legislation, audits, regulatory examinations and related litigation, could alter the terms of Kemper’s life insurance subsidiaries’ life insurance contracts by imposing requirements that did not exist and were not contemplated at the time those companies entered into such contracts.
In 2016, the Company voluntarily began implementing a comprehensive process to compare its life insurance records against one or more death verification databases to determine if any of its insureds may be deceased. Any attempt to estimate the ultimate outcomes of the aforementioned initiatives entails uncertainties including, but not limited to (i) the scope and interpretation of pertinent statutes, including the matching criteria and methodologies to be used in comparing policy records against a death verification database, (ii) the universe of policies affected, (iii) the results of audits, examinations and other actions by regulators and (iv) related litigation.
Gain Contingency
In October 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”), claiming that Computer Sciences Corporation (“CSC”) had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. CSC denied KCSI’s claims and filed a counterclaim. On April 1, 2017, CSC merged with a spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company and is now known as DXC Technology Company (“DXC”). Currently, DXC’s stock is publicly traded on the New York Stock Exchange.

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
CSC is appealing the district court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. In the meantime CSC paid Kemper $35.7 million in September 2018 in partial satisfaction of the final judgment. The Company recognized such payment as a gain in its consolidated statement of income for the year ended December 31, 2018.
Subsequent to the date of Company’s condensed consolidated statement of income for the three months ended March 31, 2019, CSC paid Kemper an additional $20.1 million in partial satisfaction of the final judgment. Such payment is treated as a gain contingency for accounting purposes and, accordingly, is not recognized in the Company’s condensed consolidated financial statements for the quarter ended March 31, 2019, but instead will be recognized in the Company’s condensed consolidated financial statements for the quarter ending June 30, 2019.
The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in these Condensed Consolidated Financial Statements.
Note 14 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $143.0 million in assets managed by FS&C at March 31, 2019 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $155.3 million ($2.38 per unrestricted common share) for the three months ended March 31, 2019, compared to $53.8 million ($1.03 per unrestricted common share) for the same period in 2018. Income from Continuing Operations was $155.3 million ($2.38 per unrestricted common share) for the three months ended March 31, 2019, compared to $53.6 million ($1.03 per unrestricted common share) for the same period in 2018.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the three months ended March 31, 2019 and 2018 is presented below.

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2019	Mar 31, 2018	Increase (Decrease)
Net Income	$155.3	$53.8	$101.5
Income from Discontinued Operations	—	0.2	(0.2)
Income from Continuing Operations	155.3	53.6	101.7
Less:
Income from Change in Fair Value of Equity and Convertible Securities	50.9	0.6	50.3
Net Realized Gains on Sales of Investments	12.7	2.1	10.6
Net Impairment Losses Recognized in Earnings	(2.8)	(0.4)	(2.4)
Acquisition Related Transaction, Integration and Other Costs	(4.4)	(6.2)	1.8
Adjusted Consolidated Net Operating Income	$98.9	$57.5	$41.4

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Preferred Property & Casualty Insurance	2.8	13.5	(10.7)
Specialty Property & Casualty Insurance	79.6	23.4	56.2
Life & Health Insurance	23.1	24.1	(1.0)
Corporate and Other Net Operating Income (Loss)	(6.6)	(3.5)	(3.1)
Adjusted Consolidated Net Operating Income	$98.9	$57.5	$41.4
Net Income
Net Income increased by $101.5 million for the three months ended March 31, 2019, compared to the same period in 2018. In the Preferred Property & Casualty Insurance segment, segment net operating income decreased by $10.7 million due primarily to higher catastrophe losses in 2019. See MD&A, “Preferred Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Specialty Property & Casualty Insurance segment, segment net operating income increased by $56.2 million due primarily to the acquisition of Infinity and favorable loss and LAE reserve development. See MD&A, “Specialty Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income decreased by $1.0 million due primarily due to a reduction in investment income. Higher sales volumes in both the Life and Health business lines resulted in increased earned premiums and corresponding variable compensation expense. The benefits ratio improved relative to the first quarter of 2018 which was negatively impacted by a severe flu season. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results.

Summary of Results (continued)
The Company’s results were also favorably impacted in 2019, compared to 2018, by an increase of $10.6 million in net realized gains on sales of investments, partially offset by an increased level of other than temporary impairment losses on investments, as well as a reduced level of transaction and integration costs associated with the Infinity acquisition. Additionally the Company’s investment results were favorably impacted in 2019, compared to 2018, by a $50.3 million gain from the change in fair value of the equity security portfolio. See MD&A, “Investment Results,” and MD&A, “Expenses,” for additional discussion.
Revenues
Earned Premiums were $1,074.8 million for the three months ended March 31, 2019, compared to $609.8 million for the same period in 2018, an increase of $465.0 million. Earned Premiums for the three months ended March 31, 2019 increased by $8.8 million, $450.9 million and $5.3 million in the Preferred Property & Casualty, Specialty Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. Infinity accounted for $389.4 million of the increase in Earned Premiums in the Specialty Property & Casualty Insurance segment for the three months ended March 31, 2019. See MD&A, “Preferred Property & Casualty Insurance,”, MD&A, “Specialty Property & Casualty Insurance,” and MD&A,“Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $3.5 million for the three months ended March 31, 2019, compared to the same period in 2018, due primarily to a higher level of investments in fixed income securities and common stocks, partially offset by lower returns on alternative investments and slightly lower yields in the fixed income investments. Net Investment Income from alternative investments related to Equity Method Limited Liability Investments decreased by $10.7 million. Income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased $1.3 million for the three months ended March 31, 2019, compared to the same period in 2018.
Net Realized Gains on Sales of Investments were $16.1 million for the three months ended March 31, 2019, compared to $2.6 million for the same period in 2018. Net Impairment Losses Recognized in Earnings were $3.6 million for the three months ended March 31, 2019, compared to $0.5 million for the same period in 2018. See MD&A, “Investment Results,” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Non-GAAP Financial Measures
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion of segment uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense Ratio.
The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and uses these financial measures to reveal the trends in the Company’s Property & Casualty Insurance segment that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary

Non-GAAP Financial Measures (continued)
significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the combined ratio. Prior-year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
Adjusted Consolidated Net Operating Income
Adjusted Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of:

(i)	Income (Loss) from Change in Fair Value of Equity and Convertible Securities;

(ii)	Net Realized Gains on Sales of Investments;

(iii)	Net Impairment Losses Recognized in Earnings related to investments;

(iv)	Acquisition Related Transaction, Integration and Other Costs;

(v)	Loss from Early Extinguishment of Debt; and

(vi)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the three months ended March 31, 2019 or 2018.
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

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Net Premiums Written	$179.6	$170.5
Earned Premiums	$185.6	$176.8
Net Investment Income	8.3	13.7
Total Revenues	193.9	190.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	120.8	114.2
Catastrophe Losses and LAE	16.6	7.3
Prior Years:
Non-catastrophe Losses and LAE	(5.1)	4.2
Catastrophe Losses and LAE	1.0	(5.4)
Total Incurred Losses and LAE	133.3	120.3
Insurance Expenses	57.3	53.6
Operating Profit	3.3	16.6
Income Tax Expense	(0.5)	(3.1)
Segment Net Operating Income	$2.8	$13.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	65.1%	64.6%
Current Year Catastrophe Losses and LAE Ratio	8.9	4.1
Prior Years Non-catastrophe Losses and LAE Ratio	(2.7)	2.4
Prior Years Catastrophe Losses and LAE Ratio	0.5	(3.1)
Total Incurred Loss and LAE Ratio	71.8	68.0
Insurance Expense Ratio	30.9	30.3
Combined Ratio	102.7%	98.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	65.1%	64.6%
Insurance Expense Ratio	30.9	30.3
Underlying Combined Ratio	96.0%	94.9%
Non-GAAP Measure Reconciliation
Combined Ratio	102.7%	98.3%
Less:

Current Year Catastrophe Losses and LAE Ratio	8.9	4.1
Prior Years Non-catastrophe Losses and LAE Ratio	(2.7)	2.4
Prior Years Catastrophe Losses and LAE Ratio	0.5	(3.1)
Underlying Combined Ratio	96.0%	94.9%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2019		Mar 31, 2018
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	9	$4.3	7	$7.3
$5 - $10	—	—	—	—
$10 - $15	1	12.3	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	10	$16.6	7	$7.3
Insurance Reserves

(Dollars in Millions)	Mar 31, 2019	Dec 31, 2018
Insurance Reserves:
Preferred Automobile	$268.0	$270.0
Homeowners	133.5	147.9
Other	34.3	35.0
Insurance Reserves	$435.8	$452.9
Insurance Reserves:
Loss Reserves:
Case	$290.2	$312.5
Incurred But Not Reported	113.0	110.0
Total Loss Reserves	403.2	422.5
LAE Reserves	32.6	30.4
Insurance Reserves	$435.8	$452.9
See MD&A, “Critical Accounting Estimates,” of the 2018 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Preferred Property & Casualty Insurance (continued)
Overall
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $2.8 million for the three months ended March 31, 2019, compared to $13.5 million for the same period in 2018. Segment net operating results decreased by $10.7 million due primarily to higher incurred catastrophe losses and LAE (excluding loss and LAE reserve development), higher underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s homeowner business, higher insurance expenses as a percentage of earned premiums, lower net investment income, partially offset by favorable change in loss and LAE reserve development.
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $8.8 million for the three months ended March 31, 2019 due primarily to higher average rates and higher volume. The higher volume was driven by preferred automobile insurance, which had a volume increase of $3.7 million, partially offset by volume decreases in homeowners insurance and other insurance of $2.5 million and $0.9 million, respectively. All lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by preferred automobile insurance and homeowners insurance, which had increases due to higher average earned premium of $6.8 million and $1.0 million, respectively. Other insurance experienced an increase in average earned premium of $0.7 million.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $5.4 million for the three months ended March 31, 2019, compared to the same period in 2018, due primarily to lower rates of return from alternative investments, offset by a slightly higher level of investments in fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 65.1% in 2019, an increase of 0.5 percentage points, compared to 2018, driven primarily by a deterioration in homeowners insurance, partially offset by an improvement in preferred automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $16.6 million in 2019, compared to $7.3 million in 2018, a increase of $9.3 million. This increase was due primarily to one catastrophic event with losses and LAE (excluding reserve development) of greater than $10 million occurring in 2019, compared to none occurring in 2018. Favorable Loss and LAE reserve development (including catastrophe reserve development) was $4.1 million in 2019, compared to $1.2 million in 2018.
Insurance expenses were $57.3 million, or 30.9% of earned premiums, in 2019, an increase of 0.6 percentage points compared to 2018, driven primarily by homeowners insurance.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Net Premiums Written	$116.5	$106.2

Earned Premiums	$115.4	$104.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	80.2	73.6
Catastrophe Losses and LAE	2.5	0.6
Prior Years:
Non-catastrophe Losses and LAE	(1.2)	0.5
Catastrophe Losses and LAE	(0.1)	—
Total Incurred Losses and LAE	$81.4	$74.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.4%	70.1%
Current Year Catastrophe Losses and LAE Ratio	2.2	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(1.0)	0.5
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—
Total Incurred Loss and LAE Ratio	70.5%	71.2%
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned Premiums on preferred automobile insurance increased by $10.5 million as higher average earned premium accounted for an increase of $6.8 million, while volume accounted for a increase of $3.7 million. Incurred losses and LAE were $81.4 million, or 70.5% of earned premiums, in 2019, compared to $74.7 million, or 71.2% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of related earned premiums partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums were 69.4% in 2019, compared to 70.1% in 2018, an improvement of 0.7 percentage points due primarily to lower frequency of claims, lower severity of losses and higher average earned premium. Catastrophe losses and LAE (excluding reserve development) were $2.5 million in 2019, compared to $0.6 million in 2018. Loss and LAE reserve development was favorable by $1.3 million in 2019, compared to adverse development of $0.5 million in 2018.

Preferred Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Net Premiums Written	$54.1	$55.1

Earned Premiums	60.3	$61.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$35.8	$35.2
Catastrophe Losses and LAE	13.8	6.5
Prior Years:
Non-catastrophe Losses and LAE	(1.1)	5.6
Catastrophe Losses and LAE	1.0	(5.1)
Total Incurred Losses and LAE	$49.5	$42.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	59.3%	57.0%
Current Year Catastrophe Losses and LAE Ratio	22.9	10.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	9.1
Prior Years Catastrophe Losses and LAE Ratio	1.7	(8.3)
Total Incurred Loss and LAE Ratio	82.1%	68.3%
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned Premiums in homeowners insurance decreased by $1.5 million as higher average earned premium accounted for an increase of $1.0 million, while volume accounted for a decrease of $2.5 million. Incurred losses and LAE were $49.5 million, or 82.1% of earned premiums, in 2019, compared to $42.2 million, or 68.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding reserve development) and higher underlying losses and LAE as a percentage of related earned premiums. Underlying losses and LAE as a percentage of earned premiums were 59.3% in 2019, compared to 57.0% in 2018, a deterioration of 2.3 percentage points due primarily to higher severity of losses and higher frequency of claims. Catastrophe losses and LAE (excluding reserve development) were $13.8 million in 2019, compared to $6.5 million in 2018. This increase was due primarily to one catastrophic event with losses and LAE greater than $10 million occuring in 2019, compared to no catastrophe events greater than $10 million occurring in 2018. Loss and LAE reserve development was favorable by $0.1 million in 2019, compared to adverse development of $0.5 million in 2018.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Net Premiums Written	$9.0	$9.2

Earned Premiums	$9.9	$10.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$4.8	$5.4
Catastrophe Losses and LAE	0.3	0.2
Prior Years:
Non-catastrophe Losses and LAE	(2.8)	(1.9)
Catastrophe Losses and LAE	0.1	(0.3)
Total Incurred Losses and LAE	$2.4	$3.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	48.5%	53.5%
Current Year Catastrophe Losses and LAE Ratio	3.0	2.0
Prior Years Non-catastrophe Losses and LAE Ratio	(28.3)	(18.8)
Prior Years Catastrophe Losses and LAE Ratio	1.0	(3.0)
Total Incurred Loss and LAE Ratio	24.2%	33.7%
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned Premiums on other personal insurance decreased by $0.2 million as lower volume accounted for a decrease of $0.9 million, while higher average earned premium accounted for an increase of $0.7 million. Incurred losses and LAE were $2.4 million, or 24.2% of earned premiums, in 2019, compared to $3.4 million, or 33.7% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 48.5% in 2019, compared to 53.5% in 2018, an improvement of 5.0 percentage points due primarily to lower frequency of claims. Catastrophe losses and LAE (excluding reserve development) were $0.3 million in 2019, compared to $0.2 million in 2018. Favorable loss and LAE reserve development was $2.7 million in 2019, compared to $2.2 million in 2018.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Net Premiums Written	$809.1	$318.4
Earned Premiums	$729.3	$278.4
Net Investment Income	21.5	9.9
Other Income	0.8	0.3
Total Revenues	751.6	288.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	544.3	212.3
Catastrophe Losses and LAE	0.6	0.2
Prior Years:
Non-catastrophe Losses and LAE	(18.3)	(0.5)
Catastrophe Losses and LAE	0.2	(0.3)
Total Incurred Losses and LAE	526.8	211.7
Insurance Expenses	124.8	47.9
Other Expenses	0.6	—
Operating Profit	99.4	29.0
Income Tax Expense	(19.8)	(5.6)
Segment Net Operating Income	$79.6	$23.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.6%	76.2%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	(2.5)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)
Total Incurred Loss and LAE Ratio	72.2	76.0
Insurance Expense Ratio	17.1	17.2
Combined Ratio	89.3%	93.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	74.6%	76.2%
Insurance Expense Ratio	17.1	17.2
Underlying Combined Ratio	91.7%	93.4%
Non-GAAP Measure Reconciliation
Combined Ratio	89.3%	93.2%
Less:

Current Year Catastrophe Losses and LAE Ratio	0.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	(2.5)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)
Underlying Combined Ratio	91.7%	93.4%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2019	Dec 31, 2018
Insurance Reserves:
Non-Standard Automobile	$1,181.2	$1,177.2
Commercial Automobile	218.4	209.8
Insurance Reserves	$1,399.6	$1,387.0
Insurance Reserves:
Loss Reserves:
Case	$696.1	$692.8
Incurred But Not Reported	565.6	556.2
Total Loss Reserves	1,261.7	1,249.0
LAE Reserves	137.9	138.0
Insurance Reserves	$1,399.6	$1,387.0
See MD&A, “Critical Accounting Estimates,” of the 2018 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Specialty Property & Casualty Insurance (continued)
Overall
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $79.6 million for the three months ended March 31, 2019, compared to $23.4 million for the same period in 2018. Segment net operating results improved by $56.2 million due primarily to the acquisition of Infinity as well as favorable Loss and LAE reserve development and improved underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $450.9 million for the three months ended March 31, 2019. Infinity accounted for $389.4 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $49.0 million and $12.4 million, respectively. Both of the segment’s product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had increases due to higher average earned premium of $11.8 million. Kemper’s legacy’s higher volume was driven by specialty personal automobile insurance, which had a volume increase of $37.7 million, partially offset by volume decreases in commercial automobile insurance of $1.7 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $11.6 million for the three months ended March 31, 2019, compared to the same period in 2018, due primarily to higher levels of investments resulting from the acquisition of Infinity, partially offset by lower rates of return from alternative investments.
Underlying losses and LAE as a percentage of earned premiums were 74.6% in 2019, an improvement of 1.6 percentage points, compared to 2018, driven primarily by the inclusion of results from Infinity’s personal automobile insurance and an improvement in Kemper’s legacy commercial vehicle insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $0.6 million in 2019, compared to $0.2 million in 2018, a decrease of $0.4 million. Favorable Loss and LAE reserve development (including catastrophe reserve development) was $18.1 million in 2019, compared to favorable development of $0.8 million in 2018.
Insurance expenses were $124.8 million, or 17.1% of earned premiums, in 2019, a decrease of 0.1 percentage points compared to 2018, driven primarily by the amortization of Infinity purchase accounting adjustments.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Net Premiums Written	$742.2	$304.9

Earned Premiums	$669.6	$266.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$498.8	$202.8
Catastrophe Losses and LAE	0.5	0.2
Prior Years:
Non-catastrophe Losses and LAE	(14.4)	0.2
Catastrophe Losses and LAE	0.1	(0.2)
Total Incurred Losses and LAE	$485.0	$203.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.5%	76.2%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	(2.2)	0.1
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)
Total Incurred Loss and LAE Ratio	72.4%	76.3%
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned Premiums on specialty personal automobile insurance increased by $403.4 million. Infinity accounted for $340.8 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $50.8 million and $11.8 million, respectively. Incurred losses and LAE were $485.0 million, or 72.4% of earned premiums, in 2019, compared to $203.0 million, or 76.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to favorable change in loss and LAE reserve development and, to a lesser extent lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 74.5% in 2019, compared to 76.2% in 2018, an improvement of 1.7 percentage points, due primarily to higher average earned premium in excess of loss trends. Catastrophe losses and LAE (excluding reserve development) were $0.5 million in 2019, compared to $0.2 million in 2018. Loss and LAE reserve development was favorable by $14.3 million in 2019, compared to no development in 2018.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Net Premiums Written	$66.9	$13.5

Earned Premiums	$59.7	$12.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$45.5	$9.5
Catastrophe Losses and LAE	0.1	—
Prior Years:
Non-catastrophe Losses and LAE	(3.9)	(0.7)
Catastrophe Losses and LAE	0.1	(0.1)
Total Incurred Losses and LAE	$41.8	$8.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	76.1%	77.8%
Current Year Catastrophe Losses and LAE Ratio	0.2	—
Prior Years Non-catastrophe Losses and LAE Ratio	(6.5)	(5.7)
Prior Years Catastrophe Losses and LAE Ratio	0.2	(0.8)
Total Incurred Loss and LAE Ratio	70.0%	71.3%
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned Premiums on commercial automobile insurance increased by $47.5 million. Infinity accounted for $48.6 million of the increase, while higher average earned premium on Kemper’s legacy business accounted for $0.6 million, partially offset by lower volume of $1.7 million. Incurred losses and LAE were $41.8 million, or 70.0% of earned premiums, in 2019, compared to $8.7 million, or 71.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 76.1% in 2019, compared to 77.8% in 2018, an improvement of 1.7 percentage points due primarily to lower frequency of claims and higher average earned premiums. Favorable loss and LAE reserve development was $3.8 million in 2019, compared to favorable development of $0.8 million in 2018.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Earned Premiums	$159.9	$154.6
Net Investment Income	51.7	53.7
Other Income	1.1	0.8
Total Revenues	212.7	209.1
Policyholders’ Benefits and Incurred Losses and LAE	105.4	104.9
Insurance Expenses	78.0	73.9
Operating Profit	29.3	30.3
Income Tax Expense	(6.2)	(6.2)
Segment Net Operating Income	$23.1	$24.1
Insurance Reserves

(Dollars in Millions)	Mar 31, 2019	Dec 31, 2018
Insurance Reserves:
Future Policyholder Benefits	$3,412.9	$3,400.4
Incurred Losses and LAE Reserves:
Life	127.0	130.5
Accident and Health	28.6	27.8
Property	3.6	4.4
Total Incurred Losses and LAE Reserves	159.2	162.7
Insurance Reserves	$3,572.1	$3,563.1
Overall
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned Premiums in the Life & Health Insurance segment increased by $5.3 million for the three months ended March 31, 2019, compared to the same period in 2018, due primarily to higher volume from accident and health insurance products offered by Reserve National Insurance Company (“Reserve National”) and higher volume from life products offered by Kemper Home Service Companies (“KHSC”).
Net Investment Income decreased by $2.0 million for the three months ended March 31, 2019, compared to the same period in 2018, due primarily to a lower rate of return from Alternative Investments and, to lesser extent, lower rates from fixed maturities, partially offset by an increased base.
Policyholders’ Benefits and Incurred Losses and LAE increased by $0.5 million in 2019, compared to the same period in 2018. Expenses in the Life & Health Insurance segment increased by $4.1 million due primarily to higher commissions and fringe benefits for KHSC and growth in Reserve National’s accident and health business. Segment Net Operating Income in the Life & Health Insurance segment was $23.1 million for the three months ended March 31, 2019, compared to $24.1 million in 2018.

Life and Health Insurance (continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Earned Premiums	$95.8	$93.7
Net Investment Income	49.9	51.7
Other Income	1.0	0.7
Total Revenues	146.7	146.1
Policyholders’ Benefits and Incurred Losses and LAE	72.8	73.4
Insurance Expenses	49.9	47.4
Operating Profit	24.0	25.3
Income Tax Expense	(5.1)	(5.1)
Total Product Line Net Operating Income	$18.9	$20.2
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned premiums on life insurance increased by $2.1 million in 2019, compared to 2018, due primarily to higher volume on products offered by KHSC, partially offset by lower volume on products offered by Reserve National. Policyholders’ benefits on life insurance were $72.8 million in 2019, compared to $73.4 million in 2018, a decrease of $0.6 million that was due primarily to lower incurred claims on life policies offered by KHSC, partially offset by increased incurred claims on life policies offered by Reserve National. Insurance Expenses increased by $2.5 million in 2019, compared to 2018, due primarily to higher commissions and fringe benefits for KHSC.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Earned Premiums	$46.9	$43.3
Net Investment Income	1.5	1.5
Other Income	0.1	0.1
Total Revenues	48.5	44.9
Policyholders’ Benefits and Incurred Losses and LAE	26.3	25.2
Insurance Expenses	20.8	19.5
Operating Profit	1.4	0.2
Income Tax Expense	(0.3)	(0.1)
Total Product Line Net Operating Income	$1.1	$0.1
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned premiums on accident and health insurance increased by $3.6 million in 2019, compared to 2018, due primarily to higher volume on accident and health insurance products offered by Reserve National. Incurred accident and health insurance losses were $26.3 million, or 56.1% of accident and health insurance earned premiums, in 2019, compared to $25.2 million, or 58.2% of accident and health insurance earned premiums, in 2018, a decrease of 2.1 percentage points, due primarily to lower incurred claims on certain health products offered by Reserve National. Insurance Expenses increased by $1.3 million in 2019, compared to 2018, due primarily to growth in Reserve National’s book of business.

Life and Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Earned Premiums	$17.2	$17.6
Net Investment Income	0.3	0.5
Total Revenues	17.5	18.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	5.1	5.1
Catastrophe Losses and LAE	0.3	0.2
Prior Years:
Non-catastrophe Losses and LAE	0.6	0.9
Catastrophe Losses and LAE	0.3	0.1
Total Incurred Losses and LAE	6.3	6.3
Insurance Expenses	7.3	7.0
Operating Profit	3.9	4.8
Income Tax Expense	(0.8)	(1.0)
Total Product Line Net Operating Income	$3.1	$3.8
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	29.7%	29.0%
Current Year Catastrophe Losses and LAE Ratio	1.7	1.1
Prior Years Non-catastrophe Losses and LAE Ratio	3.5	5.1
Prior Years Catastrophe Losses and LAE Ratio	1.7	0.6
Total Incurred Loss and LAE Ratio	36.6%	35.8%
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Earned premiums on property insurance decreased by $0.4 million in 2019, compared to 2018. Incurred losses and LAE on property insurance were $6.3 million, or 36.6% of property insurance earned premiums, in 2019, compared to $6.3 million, or 35.8% of property insurance earned premiums, in 2018. Current year non-catastrophe losses and LAE on property insurance were $5.1 million, or 29.7% of property insurance earned premiums, in 2019, compared to $5.1 million, or 29.0% of property insurance earned premiums, in 2018, an increase of 0.7 percentage points due primarily to higher frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $0.3 million in 2019, compared to $0.2 million in 2018. Adverse loss and LAE reserve development was $0.9 million in 2019, compared to $1.0 million in 2018.

Investment Results
Investment Income
Net Investment Income
Net Investment Income for the three months ended March 31, 2019 and 2018 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Investment Income:
Interest on Fixed Income Securities	$76.4	$62.4
Dividends on Equity Securities Excluding Alternative Investments	2.5	1.9
Alternative Investments:
Equity Method Limited Liability Investments	(3.6)	7.1
Limited Liability Investments Included in Equity Securities	2.6	3.9
Total Alternative Investments	(1.0)	11.0
Short-term Investments	1.8	0.8
Loans to Policyholders	5.3	5.5
Real Estate	2.5	2.4
Other	—	—
Total Investment Income	87.5	84.0
Investment Expenses:
Real Estate	2.4	2.3
Other Investment Expenses	2.4	2.5
Total Investment Expenses	4.8	4.8
Net Investment Income	$82.7	$79.2
Net Investment Income was $82.7 million and $79.2 million for the three months ended March 31, 2019 and 2018, respectively. Net Investment Income increased by $3.5 million in 2019 due primarily to higher level of investments in fixed income securities, partially offset by lower investment returns from Alternative Investments and lower yields on fixed income securities.

Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Recognized in Condensed Consolidated Statements of Income:
Income from Change in Fair Value of Equity and Convertible Securities	$64.4	$0.7
Gains on Sales	18.7	4.7
Losses on Sales	(2.6)	(2.1)
Net Impairment Losses Recognized in Earnings	(3.6)	(0.5)
Net Gain Recognized in Condensed Consolidated Statements of Income	76.9	2.8
Recognized in Other Comprehensive Income (Loss)	162.8	(122.3)
Total Comprehensive Investment Gains (Losses)	$239.7	$(119.5)

Investment Results (continued)
Income from Change in Fair Value of Equity and Convertible Securities
The components of Income from Change in Fair Value of Equity and Convertible Securities for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Preferred Stocks	$3.1	$(1.6)
Common Stocks	1.3	—
Other Equity Interests:
Exchange Traded Funds	56.3	(2.3)
Limited Liability Companies and Limited Partnerships	0.7	4.6
Total Other Equity Interests	57.0	2.3
Income from Change in Fair Value of Equity Securities	61.4	0.7
Income from Change in Fair Value of Convertible Securities	3.0	—
Income from Change in Fair Value of Equity and Convertible Securities	$64.4	$0.7
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Fixed Maturities:
Gains on Sales	$15.1	$4.1
Losses on Sales	(2.6)	(2.1)
Equity Securities:
Gains on Sales	3.6	0.6
Net Realized Gains on Sales of Investments	$16.1	$2.6

Gross Gains on Sales	$18.7	$4.7
Gross Losses on Sales	(2.6)	(2.1)
Net Realized Gains on Sales of Investments	$16.1	$2.6

Investment Results (continued)
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
	Mar 31, 2019		Mar 31, 2018
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(3.6)	6	$(0.3)	1
Equity Securities	—	—	(0.2)	2
Net Impairment Losses Recognized in Earnings	$(3.6)		$(0.5)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2019, 92% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2019 and December 31, 2018:

		Mar 31, 2019		Dec 31, 2018
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,265.1	64.9%	$4,156.6	64.7%
2	BBB	1,767.3	26.9	1,752.6	27.3
3-4	BB, B	363.6	5.5	333.7	5.2
5-6	CCC or Lower	177.1	2.7	181.3	2.8
Total Investments in Fixed Maturities		$6,573.1	100.0%	$6,424.2	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $11.5 million and $17.1 million at March 31, 2019 and December 31, 2018, respectively.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2019 and December 31, 2018:

	Mar 31, 2019		Dec 31, 2018
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$858.4	10.1%	$865.7	10.7%
States and Political Subdivisions:
States	515.1	6.0	479.7	5.9
Political Subdivisions	143.1	1.7	147.8	1.8
Revenue Bonds	1,023.7	12.0	991.6	12.3
Foreign Governments	5.2	0.1	5.9	0.1
Total Investments in Governmental Fixed Maturities	$2,545.5	29.9%	$2,490.7	30.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2019 and December 31, 2018.

	Mar 31, 2019		Dec 31, 2018
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,286.2	15.1%	$1,270.0	15.7%
Finance, Insurance and Real Estate	1,270.3	14.9	1,269.3	15.7
Services	554.9	6.5	516.4	6.4
Transportation, Communication and Utilities	485.0	5.7	449.0	5.6
Retail Trade	163.0	1.9	164.8	2.0
Mining	158.9	1.9	158.6	2.0
Wholesale Trade	81.6	1.0	78.4	1.0
Agriculture, Forestry and Fishing	14.1	0.2	13.7	0.2
Other	13.6	0.2	13.3	0.2
Total Investments in Non-governmental Fixed Maturities	$4,027.6	47.4%	$3,933.5	48.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2019.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	468	$1,043.3
$5 -$10	164	1,108.6
$10 - $20	104	1,461.3
$20 - $30	18	414.4
Total	754	$4,027.6
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest bearing accounts. At March 31, 2019, the Company had $205.2 million invested in U.S. treasury bills, $121.6 million invested in money market funds which primarily invest in U.S. Treasury securities and $23.5 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at March 31, 2019:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$136.3	1.6%
Georgia	93.6	1.1
Michigan	84.8	1.0
Colorado	82.3	1.0
Louisiana	76.3	0.9
California	64.6	0.8
Virginia	64.2	0.8
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Long-Term Corp Bond ETF	95.8	1.1
Vanguard Total Stock Market ETF	77.5	0.9
iShares® Core MSCI Total International Stock ETF	76.2	0.9
Total	$851.6	10.1%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, hedge funds and distressed debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2019 and December 31, 2018 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Mar 31, 2019	Mar 31, 2019	Dec 31, 2018
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$65.9	$117.5	$99.6
Senior Debt	19.7	15.7	15.4
Distressed Debt	—	30.1	34.5
Secondary Transactions	19.6	21.4	21.2
Leveraged Buyout	—	0.6	4.2
Growth Equity	—	5.3	5.4
Other	—	7.2	6.7
Total Equity Method Limited Liability Investments	105.2	197.8	187.0
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	93.0	117.9	111.7
Senior Debt	24.0	37.6	34.3
Distressed Debt	2.7	12.9	14.5
Secondary Transactions	10.3	6.4	6.7
Hedge Fund	—	6.4	14.7
Leveraged Buyout	2.7	4.6	4.2
Other	6.1	6.2	5.9
Total Reported as Other Equity Interests at Fair Value	138.8	192.0	192.0
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	1.5	1.5
Other	—	17.0	22.1
Total Reported as Equity Securities at Modified Cost	—	18.5	23.6
Total Investments in Limited Liability Companies and Limited Partnerships	$244.0	$408.3	$402.6
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2019	Mar 31, 2018
Insurance Expenses:
Commissions	$174.0	$110.3
General Expenses	62.4	45.7
Taxes, Licenses and Fees	25.2	14.5
Total Costs Incurred	261.6	170.5
Policy Acquisition Costs:
Deferred	(128.8)	(96.5)
Amortized	99.8	85.8
Net Policy Acquisition Costs Amortized	(29.0)	(10.7)
Amortization of VOBA	2.2	0.3
Insurance Expenses	234.8	160.1
Interest Expense	11.5	7.9
Other Expenses:
Loss on Cash Flow Hedge	—	0.2
Acquisition Related Transaction, Integration and Other Costs	5.6	6.2
Other	24.3	14.7
Other Expenses	29.9	21.1
Interest and Other Expenses	41.4	29.0
Total Expenses	$276.2	$189.1
Insurance Expenses was $234.8 million for the three months ended March 31, 2019, compared to $160.1 million for the same period in 2018. Insurance Expenses increased by $74.7 million in 2019, of which $65.0 million was due to the inclusion of Infinity. Insurance Expenses on Kemper’s legacy business increased due primarily to growth in business, partially offset by cost reduction initiatives.
Interest and Other Expenses was $41.4 million for the three months ended March 31, 2019, compared to $29.0 million for the same period in 2018. Interest expense increased by $3.6 million in 2019 due primarily to the assumption of Infinity’s debt. See MD&A, “Liquidity and Capital Resources,” and Note 5, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $8.8 million in 2019 due primarily to an increase in Other Expenses including compensation related costs and professional fees.

Income Taxes
The federal corporate statutory income tax rate was 21% for the three months ended March 31, 2019 and March 31, 2018. The Company’s effective income tax rate from continuing operations differs from the federal corporate income tax rate due primarily to tax-exempt investment income, dividends received deductions, a permanent difference between the amount of long-term equity-based equity compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $5.3 million for the three months ended March 31, 2019, compared to $4.8 million for the same period in 2018. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $1.0 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the three months ended March 31, 2019, compared to $2.2 million lower for the same period in 2018. The amount of nondeductible executive compensation for the three months ended March 31, 2019 was $1.4 million.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to March 31, 2019. Other than the adoption of ASU 2016-02, 2016-02, Leases—(Topic 842), as discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements, the impact of adopting new accounting guidance was not material. With the possible exceptions of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to the Accounting for Long-Duration Contracts, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after March 31, 2019 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement and Term-Loan Facility
On June 29, 2018, the Company borrowed $250.0 million under the delayed draw term loan facility to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan facility. There were no outstanding borrowings at either March 31, 2019 or December 31, 2018 under Kemper’s $300 million revolving credit agreement.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at March 31, 2019 and December 31, 2018 was:

(Dollars in Millions)	Mar 31, 2019	Dec 31, 2018
Term Loan due June 29, 2020	$34.9	$34.9
5.0% Senior Notes due September 19, 2022	281.0	281.5
4.35% Senior Notes due February 15, 2025	448.4	448.4
7.375% Subordinated Debentures due February 27, 2054	144.2	144.2
Total Long-term Debt Outstanding	$908.5	$909.0
The 2022 Seniors Notes were issued by Infinity in September 2012 and were outstanding on the date that Kemper acquired Infinity. On November 30, 2018, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes. These notes were issued by In, which had been issued.
See Note 5, “Debt,” to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources (continued)
Collateralized Investment Borrowings
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB stock and additional amounts based on the level of outstanding borrowings. The investment in FHLB common stock, totaling $7.1 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively, has been classified as equity securities at modified cost. The carrying value of FHLB of Chicago common stock was $3.8 million and $0.8 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of FHLB of Dallas common stock was $3.3 million at March 31, 2019 and December 31, 2018, respectively.
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. These advances, made in connection with the start-up of the Company’s collateralized investment borrowing program, were collateralized by U.S Government Agency securities held in a custodial account with the FHLB of Chicago with a fair value of $15.7 million at December 31, 2018. These advances were repaid in March of 2019.
In March of 2019, United Insurance received advances of $187.7 million from the FHLB of Chicago. These advances, of which $93.1 million mature in 12 months or less, and $94.6 million mature after 12 months, were made in connection with the Company’s collateralized investment borrowing program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged municipal securities in a custodial account with the FHLB of Chicago with a fair value of $198.0 million as of March 31, 2019. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings.
See Note 5, “Debt,” to the Condensed Consolidated Financial Statements.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid $55 million in dividends to Kemper during the first three months of 2019. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately an additional $296 million in dividends to Kemper during the remainder of 2019 without prior regulatory approval.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.25 per common share in the first quarter of 2019. Dividends and dividend equivalents paid were $16.4 million for the three months ended March 31, 2019.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $118.6 million at March 31, 2019, compared to $100.6 million at December 31, 2018.
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

Liquidity and Capital Resources (continued)
In 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against death verification databases to identify potential instances where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims.
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
Net Cash Provided by Operating Activities was $89.0 million for the three months ended March 31, 2019, compared to $74.0 million for the same period in 2018.
Net Cash provided by Financing Activities was $162.6 million for the three months ended March 31, 2019, compared to net cash used of $2.3 million for the same period in 2018. Net proceeds from Collateralized Investment Borrowings provided $187.7 million of cash for the three months ended March 31, 2019. Kemper used $16.2 million of cash to pay dividends for the three months ended March 31, 2019, compared to $12.5 million of cash used to pay dividends in the same period of 2018. The quarterly dividend rate was $0.25 per common share for the first quarter of 2019 and $0.24 for each quarter of 2018.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $219.7 million for the three months ended March 31, 2019, compared to Net Cash Used by Investing Activities of $2.0 million for the same period in 2018. Short-term investments investing activities used $53.3 million of cash for the three months ended March 31, 2019, compared to providing $47.2 million of cash for the same period in 2018. Fixed Maturities investing activities provided cash of $34.2 million for the three months ended March 31, 2019, compared to using $10.8 million of cash for the same period in 2018. Equity and Convertible Securities investing activities used net cash of $168.0 million for the three months ended March 31, 2019, compared to net cash used of $18.7 million for the same period in 2018. Equity Method Limited Liability Investments investing activities used net cash of $11.5 million for the three months ended March 31, 2019, compared to net cash used of $1.9 million for the same period in 2018. Net cash used for the acquisition and development of software was $9.3 million for the three months ended March 31, 2019, compared to $22.1 million for the same period in 2018.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations. The Company’s critical accounting policies are described in the MD&A included in the 2018 Annual Report. There has been no material changes to the information disclosed in the 2018 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies except for the classification and measurement of equity investments as discussed further below.

Critical Accounting Estimates (continued)
Equity Investments
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, money market mutual funds and limited liability companies and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded at fair value on the Consolidated Balance Sheet with changes in fair value reported as Income (Loss) from Change in Fair Value of Equity and Convertible Securities. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment of the same issuer on the Consolidated Balance Sheet as Equity Securities at Modified Cost. Changes in carrying value of Modified Cost investments due to observable price changes are recorded as Income (Loss) from Change in Fair Value of Equity Securities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2018 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
Except for the deletion in its entirety of the risk factor entitled “To be successful, the combined company following the Infinity Merger must retain and motivate key employees, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.” and the addition of a new risk factor below, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2018 Annual Report.
Risk Factor Added
To realize all of the anticipated results contemplated by the Infinity Merger, the combined company must complete the successful integration of the Kemper and Infinity business operations, and failure to do so could prevent the Company from achieving the full benefits it had expected in connection with the Infinity Merger.
The success of the integration, and of the combined company following the Infinity Merger, has been substantially dependent on the skills, experience and efforts of management and other key personnel for each of Kemper and Infinity. Although the dependency on specific individuals, including senior management of Infinity, has decreased since the date of the acquisition as the businesses have been integrated, the Company will need to continue to devote significant management attention and resources to the integration of the operations of the businesses. There is no assurance that key managers will remain with the Company, and it is possible that unforeseen expenses or delays may occur in connection with particular integration efforts. The anticipated benefits, including synergies, cost savings and growth opportunities, may not be achieved within the expected time frames, or at all. As a result, Kemper cannot assure shareholders that the Company will realize the full benefits anticipated from the Infinity Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. As of March 31, 2019, the remaining share repurchase authorization was $243.7 million under the repurchase program. The Company did not repurchase any shares during the three months ended March 31, 2019.

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

Kemper Corporation

Date:	April 29, 2019	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2019	/S/ JAMES J. MCKINNEY
James J. McKinney
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2019	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)