Form 10-Q
period 2019-06-30
KEMPER Corp
filed 2019-08-05
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission file number 001-18298
______________________________________________________
 Kemper Corporation
(Exact name of registrant as specified in its charter)
______________________________________________________

DE		95-4255452
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 E. Randolph Street
Suite 3300
Chicago	IL	60601
(Address of principal executive offices)		(Zip Code)
(312) 661-4600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	KMPR	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
66,618,655 shares of common stock, $0.10 par value, were outstanding as of July 29, 2019.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Revenues:
Earned Premiums	$2,191.4	$1,267.9	$1,116.6	$658.1
Net Investment Income	178.7	157.6	96.0	78.4
Other Income	24.6	2.4	22.7	1.2
Income from Change in Fair Value of Equity and Convertible Securities	89.9	1.1	25.5	0.4
Net Realized Gains on Sales of Investments	37.4	6.4	21.3	3.8
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(10.2)	(0.5)	(6.7)	—
Portion of Losses Recognized in Other Comprehensive Income	(0.1)	—	—	—
Net Impairment Losses Recognized in Earnings	(10.3)	(0.5)	(6.7)	—
Total Revenues	2,511.7	1,434.9	1,275.4	741.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,590.8	936.4	825.4	499.5
Insurance Expenses	498.3	331.3	263.5	171.2
Interest and Other Expenses	79.4	54.7	38.0	25.7
Total Expenses	2,168.5	1,322.4	1,126.9	696.4
Income from Continuing Operations before Income Taxes	343.2	112.5	148.5	45.5
Income Tax Expense	(65.8)	(21.4)	(26.4)	(8.0)
Income from Continuing Operations	277.4	91.1	122.1	37.5
Income from Discontinued Operations	—	0.3	—	0.1
Net Income	$277.4	$91.4	$122.1	$37.6
Income from Continuing Operations Per Unrestricted Share:
Basic	$4.25	$1.76	$1.87	$0.73
Diluted	$4.20	$1.75	$1.84	$0.73
Net Income Per Unrestricted Share:
Basic	$4.25	$1.77	$1.87	$0.73
Diluted	$4.20	$1.76	$1.84	$0.73

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Income	$277.4	$91.4	$122.1	$37.6
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	322.1	(182.2)	159.3	(60.8)
Foreign Currency Translation Adjustments	—	0.3	—	1.2
Decrease in Net Unrecognized Postretirement Benefit Costs	0.6	0.6	—	0.3
Gain (Loss) on Cash Flow Hedges	0.1	0.2	—	(0.7)
Other Comprehensive Income (Loss) Before Income Taxes	322.8	(181.1)	159.3	(60.0)
Other Comprehensive Income Tax Benefit (Expense)	(67.7)	38.1	(33.3)	12.7
Other Comprehensive Income (Loss)	255.1	(143.0)	126.0	(47.3)
Total Comprehensive Income (Loss)	$532.5	$(51.6)	$248.1	$(9.7)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Jun 30, 2019	Dec 31, 2018
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2019 - $6,074.6; 2018 - $6,284.5)	$6,540.2	$6,424.2
Equity Securities at Fair Value	923.3	684.4
Equity Securities at Modified Cost	38.1	41.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	219.7	187.0
Convertible Securities at Fair Value	34.3	31.5
Short-term Investments at Cost which Approximates Fair Value	642.5	286.1
Other Investments	442.8	414.8
Total Investments	8,840.9	8,069.5
Cash	104.4	75.1
Receivables from Policyholders	1,095.2	1,007.1
Other Receivables	248.1	245.4
Deferred Policy Acquisition Costs	521.0	470.0
Goodwill	1,114.0	1,112.4
Current Income Tax Assets	41.0	38.9
Other Assets	651.9	526.5
Total Assets	$12,616.5	$11,544.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,581.0	$3,558.7
Property and Casualty	1,911.9	1,874.9
Total Insurance Reserves	5,492.9	5,433.6
Unearned Premiums	1,545.6	1,424.3
Deferred Income Tax Liabilities	124.1	26.2
Liabilities for Unrecognized Tax Benefits	—	4.4
Collateralized Investment Borrowings at Cost (Fair Value: 2019 - $155.0; 2018 - $10.0)	155.0	10.0
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2019 - $798.5; 2018 - $911.2)	873.3	909.0
Accrued Expenses and Other Liabilities	741.9	687.3
Total Liabilities	8,932.8	8,494.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 66,564,175 Shares Issued and Outstanding at June 30, 2019 and 64,756,833 Shares Issued and Outstanding at December 31, 2018	6.7	6.5
Paid-in Capital	1,806.4	1,666.3
Retained Earnings	1,593.7	1,355.5
Accumulated Other Comprehensive Income	276.9	21.8
Total Shareholders’ Equity	3,683.7	3,050.1
Total Liabilities and Shareholders’ Equity	$12,616.5	$11,544.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2019	Jun 30, 2018
Operating Activities:
Net Income	$277.4	$91.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(51.1)	(23.5)
Amortization of Intangible Assets Acquired	16.7	1.8
Equity in Earnings of Equity Method Limited Liability Investments	(1.0)	(8.5)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	6.3	5.0
Increase in Value of Equity and Convertible Securities at Fair Value	(89.9)	(1.1)
Amortization of Investment Securities and Depreciation of Investment Real Estate	5.9	2.9
Net Realized Gains on Sales of Investments	(37.4)	(6.4)
Net Impairment Losses Recognized in Earnings	10.3	0.5
Depreciation and Amortization of Property, Equipment and Software	14.8	8.2
Increase in Receivables	(95.0)	(38.7)
Increase in Insurance Reserves	56.2	65.8
Increase in Unearned Premiums	121.3	69.9
Change in Income Taxes	23.2	18.8
Change in Accrued Expenses and Other Liabilities	(22.5)	0.3
Other, Net	1.3	5.0
Net Cash Provided by Operating Activities	236.5	191.4
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	959.0	607.5
Purchases of Fixed Maturities	(721.5)	(633.7)
Sales of Equity and Convertible Securities	82.7	122.9
Purchases of Equity and Convertible Securities	(231.7)	(61.9)
Acquisition and Improvements of Investment Real Estate	(0.6)	(0.4)
Sale of and Return of Investment of Equity Method Limited Liability Investments	13.7	6.2
Acquisitions of Equity Method Limited Liability Investments	(51.6)	(12.6)
Decrease (Increase) in Short-term Investments	(353.4)	67.6
Increase (Decrease) in Other Investments	(29.2)	2.1
Purchases of Corporate-owned Life Insurance	(50.0)	—
Acquisition of Software and Long-lived Assets	(30.7)	(32.8)
Other, Net	(0.3)	3.3
Net Cash Provided (Used) by Investing Activities	(413.6)	68.2
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	—	249.4
Repayment of Long-term Debt	(35.0)	—
Proceeds from Advances from FHLB	—	110.0
Proceeds from Collateralized Investment Borrowings	259.0	10.0
Repayment of Collateralized Investment Borrowings	(113.9)	—
Proceeds from Issuance of Common Stock, Net of Transaction Costs	127.5	—
Dividends and Dividend Equivalents Paid	(32.8)	(24.9)
Cash Exercise of Stock Options	2.0	0.6
Other, Net	(0.4)	(0.5)
Net Cash Provided by Financing Activities	206.4	344.6
Increase in Cash	29.3	604.2
Cash, Beginning of Year	75.1	45.7
Cash, End of Period	$104.4	$649.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Six Months Ended Jun 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income	—	—	—	277.4	—	277.4
Other Comprehensive Income (Note 8)	—	—	—	—	255.1	255.1
Cash Dividends and Dividend Equivalents to Shareholders ($0.50 per share)	—	—	—	(32.8)	—	(32.8)
Issuance of Common Stock, Net of Transaction Costs	1.6	0.2	127.0	—	—	127.2
Equity-based Compensation Cost	—	—	14.1	—	—	14.1
Equity-based Awards, Net of Shares Exchanged	0.3	—	(1.0)	(6.4)	—	(7.4)
Balance, June 30, 2019	66.6	$6.7	$1,806.4	$1,593.7	$276.9	$3,683.7

	Six Months Ended Jun 30, 2018
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2017	51.5	$5.1	$673.1	$1,243.0	$194.4	$2,115.6
Cumulative Effect of Adoption of New Accounting Standard	—	—	—	(18.2)	18.2	—
Balance, January 1, 2018 As Adjusted	51.5	$5.1	$673.1	$1,224.8	$212.6	$2,115.6
Net Income	—	—	—	91.4	—	91.4
Other Comprehensive Income (Note 8)	—	—	—	—	(143.0)	(143.0)
Cash Dividends and Dividend Equivalents to Shareholders ($0.48 per share)	—	—	—	(24.9)	—	(24.9)
Equity-based Compensation Cost	—	—	8.1	—	—	8.1
Equity-based Awards, Net of Shares Exchanged	0.1	0.1	0.3	(1.9)	—	(1.5)
Balance, June 30, 2018	51.6	$5.2	$681.5	$1,289.4	$69.6	$2,045.7

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2019	64.9	$6.5	$1,673.0	$1,489.7	$150.9	$3,320.1
Net Income	—	—	—	122.1	—	122.1
Other Comprehensive Income (Note 8)	—	—	—	—	126.0	126.0
Cash Dividends and Dividend Equivalents to Shareholders ($0.25 per share)	—	—	—	(16.4)	—	(16.4)
Issuances of Common Stock, Net of Transaction Costs	1.6	0.2	127.0	—	—	127.2
Equity-based Compensation Cost	—	—	6.5	—	—	6.5
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.1)	(1.7)	—	(1.8)
Balance, June 30, 2019	66.6	$6.7	$1,806.4	$1,593.7	$276.9	$3,683.7

	Three Months Ended June 30, 2018
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2018	51.5	$5.1	$676.9	$1,264.9	$116.9	$2,063.8
Net Income	—	—	—	37.6	—	37.6
Other Comprehensive Income (Note 8)	—	—	—	—	(47.3)	(47.3)
Cash Dividends and Dividend Equivalents to Shareholders ($0.24 per share)	—	—	—	(12.4)	—	(12.4)
Equity-based Compensation Cost	—	—	4.7	—	—	4.7
Equity-based Awards, Net of Shares Exchanged	0.1	0.1	(0.1)	(0.7)	—	(0.7)
Balance, June 30, 2018	51.6	$5.2	$681.5	$1,289.4	$69.6	$2,045.7

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
Adoption of New Accounting Guidance
Guidance Adopted in 2019
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases—(Topic 842). ASU 2016-02 introduced a lessee model that requires the recognition of a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than twelve months. The Company adopted ASU 2016-02 using the modified retrospective method at the beginning of the period of the adoption and elected the permitted practical expedients to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The adoption of ASU 2016-02 had no impact on the Company’s Shareholders’ Equity as of January 1, 2019, but resulted in the establishment of a ROU asset of $66.5 million, a lease liability of $82.5 million and an adjustment to deferred rent liability of $16.0 million. The Company made an immaterial revision to the adoption impact of ASU 2016-02 during the second quarter of 2019. The ROU Asset and related liabilities were included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets as of June 30, 2019.
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
Guidance Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record the reversal to income in the current period, which GAAP currently prohibits. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1- Basis of Presentation-continued
annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating the impact of this guidance on its financial statements.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments, previously addressed by ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2017-12, Targeted Improvements to Derivatives and Hedging Activities, and ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted ASU 2017-12 in the first quarter of 2019. Accordingly, the amendments in ASU 2019-04 related to clarifications on accounting for hedging activities are effective for the Company in the first quarter of 2020. The amendments of ASU 2019-04 related to ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-13, Measurement of Credit Losses on Financial Instruments, are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its financial statements.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides transition relief for entities adopting the credit loss standard, ASU 2016-13. Specifically ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that are: (i) within the scope of the credit loss guidance in Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses; (ii) were previously recorded at amortized cost; (iii) are eligible for the fair value option under ASC Topic 825, Financial Instruments; and (iv) are not held to maturity debt. ASU 2019-05 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2019. Other than the adoption of ASU 2016-02, Leases—(Topic 842) there were no adoptions of such accounting pronouncements during the six months ended June 30, 2019 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of (i) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (ii) ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to Accounting for Long-Duration Contracts, (iii) ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and (iv) ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after June 30, 2019 to have a material impact on the Company’s financial statements and/or disclosures.

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
During the second quarter of 2019, the Company finalized its estimates of the fair value of assets acquired and liabilities assumed. In accordance with ASC Topic 805, Business Combinations, changes to the preliminary estimates and allocation as a result of events or conditions as of the acquisition date, are reported in the Company’s financial statements as an adjustment to the assets acquired and liabilities assumed. During the second quarter of 2019, the Company finalized its estimate of certain legal and tax accruals, increasing liabilities assumed by $2.7 million, increasing current income tax assets by $0.2 million and increasing goodwill by $2.5 million. The Company has allocated all of the goodwill associated with the Infinity acquisition to the Specialty Property & Casualty Insurance segment. The factors that contributed to the recognition of goodwill include synergies from economies of scale within the underwriting and claims operations, acquiring a talented workforce and cost savings opportunities.
Based on the Company’s final allocation of the purchase price as of June 30, 2019, the fair value of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$1,569.3
Short Term Investments	98.8
Cash	4.0
Receivables from Policyholders	583.4
Other Receivables	31.7
Value of Intangible Assets Acquired (Reported in Other Assets)	262.7
Current Income Tax Assets	1.0
Goodwill[1]	791.0
Other Assets	102.1
Property and Casualty Insurance Reserves	(717.2)
Unearned Premiums	(715.6)
Debt	(282.1)
Deferred Income Tax Liabilities	(10.8)
Accrued Expenses and Other Liabilities	(169.6)
Total Purchase Price	$1,548.7

1Non-deductible for tax-purposes.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2019 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$823.9	$33.3	$(2.3)	$854.9
States and Political Subdivisions	1,392.8	124.4	(0.8)	1,516.4
Foreign Governments	15.5	0.4	(0.6)	15.3
Corporate Securities:
Bonds and Notes	3,285.3	320.8	(7.7)	3,598.4
Collateralized Loan Obligations	542.6	2.1	(5.7)	539.0
Other Mortgage- and Asset-backed	14.5	1.7	—	16.2
Investments in Fixed Maturities	$6,074.6	$482.7	$(17.1)	$6,540.2

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2018 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$865.9	$14.8	$(15.0)	$865.7
States and Political Subdivisions	1,553.7	74.0	(8.6)	1,619.1
Foreign Governments	6.5	—	(0.6)	5.9
Corporate Securities:
Bonds and Notes	3,307.8	135.1	(49.1)	3,393.8
Collateralized Loan Obligations	535.7	1.5	(13.2)	524.0
Other Mortgage- and Asset-backed	14.9	0.9	(0.1)	15.7
Investments in Fixed Maturities	$6,284.5	$226.3	$(86.6)	$6,424.2

Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $15.1 million and $10.5 million at June 30, 2019 and December 31, 2018, respectively. Other Receivables included $4.7 million and $0.5 million of unsettled sales of Investments in Fixed Maturities at June 30, 2019 and December 31, 2018, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2019 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$81.2	$82.2
Due after One Year to Five Years	841.2	866.7
Due after Five Years to Ten Years	1,525.2	1,626.2
Due after Ten Years	2,459.1	2,781.5
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,167.9	1,183.6
Investments in Fixed Maturities	$6,074.6	$6,540.2

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2019 consisted of securities issued by the Government National Mortgage Association with a fair value of $612.5 million, securities issued by the Federal National Mortgage Association with a fair value of $7.8 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $8.1 million and securities of other non-governmental issuers with a fair value of $555.2 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at June 30, 2019 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$1.3	$—	$102.6	$(2.3)	$103.9	$(2.3)
States and Political Subdivisions	1.9	(0.2)	26.4	(0.6)	28.3	(0.8)
Foreign Governments	1.1	(0.1)	3.7	(0.5)	4.8	(0.6)
Corporate Securities:
Bonds and Notes	148.6	(2.2)	148.1	(5.5)	296.7	(7.7)
Collateralized Loan Obligations	354.8	(4.0)	59.8	(1.7)	414.6	(5.7)
Total Fixed Maturities	$507.7	$(6.5)	$340.6	$(10.6)	$848.3	$(17.1)

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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2019, were $17.1 million, of which $10.6 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.1 million of unrealized losses at June 30, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at June 30, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $9.3 million and below-investment-grade fixed maturity investments comprised $7.8 million of the unrealized losses on investments in fixed maturities at June 30, 2019. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 3% of the amortized cost basis of the investment. At June 30, 2019, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation of the prospects of the issuers at June 30, 2019, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2018 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$401.1	$(7.6)	$79.0	$(7.4)	$480.1	$(15.0)
States and Political Subdivisions	299.4	(5.0)	102.6	(3.6)	402.0	(8.6)
Foreign Governments	4.9	(0.6)	—	—	4.9	(0.6)

Corporate Securities:
Bonds and Notes	1,326.0	(38.2)	116.8	(10.9)	1,442.8	(49.1)
Collateralized Loan Obligations	439.2	(13.2)	—	—	439.2	(13.2)
Other Mortgage- and Asset-backed	0.2	—	4.5	(0.1)	4.7	(0.1)
Total Fixed Maturities	$2,470.8	$(64.6)	$302.9	$(22.0)	$2,773.7	$(86.6)

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

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.1	$1.6	$1.2	$1.6
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	0.1	—	—	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$1.2	$1.6	$1.2	$1.6

Equity Securities
Investments in Equity Securities at Fair Value were $923.3 million and $684.4 million at June 30, 2019 and December 31, 2018, respectively. Net unrealized gains arising during the six months ended June 30, 2019 and recognized in earnings, related to such investments still held as of June 30, 2019, were $85.8 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an other-than-temporary impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in the carrying value due to observable transactions. The Company recognized an impairment of $0.2 million on Equity Securities at Modified Cost in other comprehensive income for the six months ended June 30, 2019 as a result of the Company’s qualitative impairment analysis. The Company has recognized $0.2 million in cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $4.7 million of cumulative impairments on Equity Securities at Modified Cost held as of June 30, 2019.
There were no unsettled sales of Investments in Equity Securities at June 30, 2019 and December 31, 2018. There were no unsettled purchases of Investments in Equity Securities at June 30, 2019 and December 31, 2018.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at June 30, 2019 is limited to the total carrying value of $219.7 million. In addition, the Company had outstanding commitments totaling approximately $98.3 million to fund Equity Method Limited Liability Investments at June 30, 2019.
Other Investments
The carrying values of the Company’s Other Investments at June 30, 2019 and December 31, 2018 were:

(Dollars in Millions)	Jun 30, 2019	Dec 31, 2018
Loans to Policyholders at Unpaid Principal	$300.8	$300.6
Real Estate at Depreciated Cost	112.8	114.2
Mortgage Loans	29.2	—
Total	$442.8	$414.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2019 and 2018 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Investment Income:
Interest on Fixed Income Securities	$152.0	$126.8	$75.6	$64.4
Dividends on Equity Securities Excluding Alternative Investments	9.4	4.5	6.9	2.6
Alternative Investments:
Equity Method Limited Liability Investments	(1.0)	8.5	2.6	1.4
Limited Liability Investments Included in Equity Securities	7.7	9.1	5.1	5.2
Total Alternative Investments	6.7	17.6	7.7	6.6
Short-term Investments	4.4	2.0	2.6	1.2
Loans to Policyholders	11.0	11.0	5.7	5.5
Real Estate	4.7	4.8	2.2	2.4
Other	0.3	0.4	0.3	0.4
Total Investment Income	188.5	167.1	101.0	83.1
Investment Expenses:
Real Estate	4.7	4.9	2.3	2.6
Other Investment Expenses	5.1	4.6	2.7	2.1
Total Investment Expenses	9.8	9.5	5.0	4.7
Net Investment Income	$178.7	$157.6	$96.0	$78.4

Gross gains and losses on sales of investments in fixed maturities for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Fixed Maturities:
Gains on Sales	$37.8	$5.3	$22.7	$1.2
Losses on Sales	(4.5)	(4.0)	(1.9)	(1.9)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2019 and 2018 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,874.9	$1,016.8
Less Reinsurance and Indemnification Recoverables at Beginning of Year	101.9	53.1
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,773.0	963.7
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	3.6	—
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	1,419.4	742.3
Prior Years:
Continuing Operations	(34.6)	2.0
Discontinued Operations	—	(0.4)
Total Incurred Losses and LAE Related to Prior Years	(34.6)	1.6
Total Incurred Losses and LAE	1,384.8	743.9
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	636.6	335.1
Prior Years:
Continuing Operations	696.9	361.6
Discontinued Operations	1.6	1.7
Total Paid Losses and LAE Related to Prior Years	698.5	363.3
Total Paid Losses and LAE	1,335.1	698.4
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,826.3	1,009.2
Plus Reinsurance Recoverables at End of Period	85.6	50.5
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,911.9	$1,059.7

Property and casualty insurance reserves are estimated based on historical development patterns and current economic trends. Actual loss development and loss trends are likely to differ from these historical development patterns and loss trends. Loss development and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss development patterns on a quarterly basis. Changes in such estimates are included in the Condensed Consolidated Statements of Income in the period of change.
For the six months ended June 30, 2019, the Company decreased its property and casualty insurance reserves by $34.6 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal automobile insurance loss and LAE reserves developed favorably by $18.0 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Preferred Personal automobile insurance loss and LAE reserves developed favorably by $5.0 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to 2018 and 2017 accident years. Other personal lines loss and LAE reserves developed favorably by $2.7 million due primarily to the emergence of more favorable loss patterns than expected for the 2018 and 2017 accident years. Commercial automobile insurance loss and LAE reserves developed favorably by $8.8 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)
For the six months ended June 30, 2018, the Company increased its property and casualty insurance reserves by $1.6 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal automobile insurance loss and LAE reserves developed adversely by $4.2 million due primarily to the emergence of worse loss patterns than expected for liability insurance for the 2017 accident year. Preferred Personal automobile insurance loss and LAE reserves developed favorably by $1.0 million due primarily to the emergence of loss patterns that were better than expected for liability insurance for the 2016 and prior accident years, partially offset by the emergence of less favorable loss patterns than expected for both physical damage and liability insurance lines for the 2017 accident year. Homeowners insurance non-catastrophe loss and LAE reserves developed adversely by $8.3 million due primarily to the emergence of loss patterns that were worse than expected for the 2017 and 2016 accident years, partially offset by favorable development on catastrophes of $6.4 million related to the 2017 accident year. Other personal lines loss and LAE reserves developed favorably by $2.2 million due primarily to the emergence of more favorable loss patterns than expected for the 2017 and 2016 accident years. Commercial automobile loss and LAE reserves developed favorably by $0.9 million due primarily to the emergence of loss patterns that were more favorable than expected for the 2014 accident year and, to a lesser extent, the 2017 and 2016 accident years.
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
Note 5 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under heading, “Term Loan Due 2020,” for additional information). Furthermore, the amended and extended credit agreement provided for an accordion feature whereby the Company can increase either the revolving credit or term loan borrowing capacity by $100.0 million. On June 4, 2019, the Company utilized the accordion feature under its credit agreement to increase its revolving credit borrowing capacity by $100.0 million resulting in the available revolving credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.1 million of remaining unamortized costs under the revolving credit agreement, will be amortized under the remaining term of the revolving credit agreement. There were no outstanding borrowings under the revolving credit agreement at either June 30, 2019 or December 31, 2018.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at June 30, 2019 and December 31, 2018 was:

(Dollars in Millions)	Jun 30, 2019	Dec 31, 2018
Term Loan due June 29, 2020	$—	$34.9
5.0% Senior Notes due September 19, 2022	280.6	281.5
4.35% Senior Notes due February 15, 2025	448.5	448.4
7.375% Subordinated Debentures due February 27, 2054	144.2	144.2
Total Long-term Debt Outstanding	$873.3	$909.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
Term Loan Due 2020
On June 29, 2018, the Company borrowed $250.0 million under its delayed-draw term loan facility, dated June 8, 2018, to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan. On May 31, 2019, the remaining outstanding balance of $35.0 million was repaid.
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). The 2023 Term Loan was undrawn at June 30, 2019. On July 5, 2019, the Company borrowed $50.0 million under the 2023 Term Loan, with a final maturity date of July 5, 2023 (and a mutual option to extend the maturity date by one year).
5.0% Senior Notes Due 2022
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.0% Senior Notes due September 19, 2022 (“2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.
4.35% Senior Notes Due 2025
Kemper has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of June 30, 2019. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
7.375% Subordinated Debentures Due 2054
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company expects to recognize a loss on early extinguishment of debt of $5.8 million in its third quarter Condensed Consolidated Statement of Operations.
The Company used the proceeds received from Kemper’s common stock offering on June 7, 2019, as well as, a portion of the proceeds from its July 5, 2019 borrowing under the 2023 Term Loan to repay the 7.375% Subordinated Debentures. See Note 9, “Stockholders’ Equity,” for additional information regarding the common stock offering.
Collateralized Investment Borrowings
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock held by United Insurance was $3.1 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of FHLB of Dallas common stock held by Trinity was $3.3 million at both June 30, 2019 and December 31, 2018.
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. These advances, made in connection with the start-up of a collateralized investment borrowing program for the Company (“Collateralized Investment Borrowing” program), were collateralized by U.S Government Agency securities held in a custodial account with the FHLB of Chicago with a fair value of $15.7 million at December 31, 2018. These advances were repaid in March of 2019.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
In March of 2019, United Insurance received advances of $187.7 million from the FHLB of Chicago. During the second quarter of 2019, United Insurance received advances of $71.3 million and repaid $104.0 million under the Collateralized Investment Borrowing program. United Insurance had outstanding advances from the FHLB of Chicago totaling $155.0 million at June 30, 2019. These advances were made in connection with the Company’s Collateralized Investment Borrowing program. Proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $177.6 million as of June 30, 2019.
The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings.
The following summarizes the terms of the Company’s Collateralized Investment Borrowings at June 30, 2019:

(Dollars in Millions)	Principal Borrowings	Weighted-average Interest Rate
Due in One Year or Less	$98.0	2.71%
Due after One Year to Two Years	54.4	2.75%
Due after Two Years to Three Years	2.6	2.73%
	$155.0

Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $23.3 million and $11.8 million for the six and three months ended June 30, 2019, respectively. Interest paid, including facility fees, was $24.1 million and $4.3 million for the six and three months ended June 30, 2019, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $15.9 million and $7.9 million for the six and three months ended June 30, 2018. Interest paid, including facility fees, was $15.3 million and $2.8 million for the six and three months ended June 30, 2018.
Note 6 - Leases
The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from one to 10 years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from one to five years. Minimum rent is expensed on a straight-line basis over the term of the lease. See Note 1, “Basis of Presentation” under the sub-caption “Adoption of New Accounting Guidance - Guidance Adopted in 2019” for additional information regarding the accounting for leases.
Lease expenses are primarily included in insurance expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s operating leases is presented below.

(Dollars in Millions)	Six Months Ended Jun 30, 2019
Lease Cost:
Amortization of Right-of-Use Assets	$0.3
Operating Lease Cost	11.2
Short-Term Lease Cost (1)	0.1
Total Expense	11.6
Less: Sublease Income (2)	(0.1)
Total Lease Cost	$11.5
(1) - Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Condensed Consolidated Statements of Income.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Leases (continued)
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2019 is as follows:

(Dollars in Millions)	Six Months Ended Jun 30, 2019
Operating Cash Flows from Operating Lease (Fixed Payments)	$10.6
Operating Cash Flows from Operating Lease (Liability Reduction)	9.3
Financing Cash Flows from Finance Leases	0.3
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	9.5
Significant judgments and assumptions for determining lease asset and liability at June 30, 2019 are presented below.

Weighted-average Remaining Lease Term - Finance Leases	1.8 years
Weighted-average Remaining Lease Term - Operating Leases	6.7 years
Weighted-average Discount Rate - Finance Leases	4.0%
Weighted-average Discount Rate - Operating Leases	4.1%

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2019 and 2018 is presented below.

	Six Months Ended		Three Months Ended
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
(Dollars in Millions)
Income from Continuing Operations	$277.4	$91.1	$122.1	$37.5
Less Income from Continuing Operations Attributed to Participating Awards	1.0	0.6	0.3	0.1
Income from Continuing Operations Attributed to Unrestricted Shares	276.4	90.5	121.8	37.4
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$276.4	$90.5	$121.8	$37.4
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	65,113.2	51,526.6	65,408.1	51,549.9
Equity-based Compensation Equivalent Shares	786.4	470.1	781.8	526.5
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	65,899.6	51,996.7	66,189.9	52,076.4
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$4.25	$1.76	$1.87	$0.73
Diluted Income from Continuing Operations Per Unrestricted Share	$4.20	$1.75	$1.84	$0.73

The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2019 and 2018, because the effect of inclusion would be anti-dilutive, is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Equity-based Compensation Equivalent Shares	558.1	416.9	541.7	504.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	558.1	416.9	541.7	504.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$349.2	$(181.0)	$173.9	$(61.5)
Reclassification Adjustment for Amounts Included in Net Income	(27.1)	(1.2)	(14.6)	0.7
Unrealized Holding Gains (Losses)	322.1	(182.2)	159.3	(60.8)
Foreign Currency Translation Adjustments	—	0.3	—	1.2
Net Unrecognized Postretirement Benefit Costs	0.6	0.6	—	0.3
Gain (Loss) on Cash Flow Hedges During the Period Before Reclassification Adjustment	—	(0.1)	—	(0.7)
Reclassification Adjustment for Amounts Included in Net Income	0.1	0.3	—	—
Gain (Loss) on Cash Flow Hedges	0.1	0.2	—	(0.7)
Other Comprehensive Income (Loss) Before Income Taxes	$322.8	$(181.1)	$159.3	$(60.0)

The components of Other Comprehensive Income Tax Benefit (Expense) for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(73.3)	$38.0	$(36.5)	$13.0
Reclassification Adjustment for Amounts Included in Net Income	5.7	0.3	3.1	(0.1)
Unrealized Holding Gains (Losses)	(67.6)	38.3	(33.4)	12.9
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	—	—	—	(0.2)
Reclassification Adjustment for Amounts Included in Net Income	—	(0.1)	—	(0.1)
Foreign Currency Translation Adjustments	—	(0.1)	—	(0.3)
Net Unrecognized Postretirement Benefit Costs Arising During the Period	(0.2)	—	—	—
Reclassification Adjustments for Amounts Included in Net Income	0.1	(0.1)	0.1	(0.1)
Net Unrecognized Postretirement Benefit Costs	(0.1)	(0.1)	0.1	(0.1)
Gain and Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	—	—	—	0.1
Reclassification Adjustment for Amounts Included in Net Income	—	—	—	0.1
Gain and Loss on Cash Flow Hedges	—	—	—	0.2
Other Comprehensive Income Tax Benefit (Expense)	$(67.7)	$38.1	$(33.3)	$12.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of AOCI at June 30, 2019 and December 31, 2018 were:

(Dollars in Millions)	Jun 30, 2019	Dec 31, 2018
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$—	$—
Other Net Unrealized Gains on Investments	373.9	119.3
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(94.1)	(94.5)
Loss on Cash Flow Hedges, Net of Income Taxes	(2.9)	(3.0)
Accumulated Other Comprehensive Income	$276.9	$21.8

Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2019 and 2018:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$37.4	$1.7	$21.3	$(0.7)
Net Impairment Losses Recognized in Earnings	(10.3)	(0.5)	(6.7)	—
Total Before Income Taxes	27.1	1.2	14.6	(0.7)
Income Tax Expense	(5.7)	(0.3)	(3.1)	0.1
Reclassification from AOCI, Net of Income Taxes	21.4	0.9	11.5	(0.6)
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	0.6	(0.6)	—	(0.3)
Income Tax Benefit	(0.1)	0.1	0.1	—
Reclassification from AOCI, Net of Income Taxes	0.5	(0.5)	0.1	(0.3)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	0.1	(0.1)	—	—
Income Tax Benefit	—	—	—	(0.1)
Reclassification from AOCI, Net of Income Taxes	0.1	(0.1)	—	(0.1)
Total Reclassification from AOCI to Net Income	$22.0	$0.3	$11.6	$(1.0)

Note 9 - Stockholders’ Equity
Employee Stock Purchase Plan
During the second quarter of 2019, the Company’s stockholders approved the adoption of the Kemper Employee Stock Purchase Plan (“ESPP”) and the reservation of 1,300,000 shares for issuance under the ESPP. The purpose of the ESPP is to provide eligible employees of the Company and its subsidiaries with the opportunity to purchase shares of common stock at a discounted price through payroll deductions with the goal of enhancing employees’ sense of participation in the Company and further align employee interests with those of the Company’s shareholders.
Under the ESPP, eligible employees may purchase shares of Company common stock through payroll deductions of between 1% and 10% of after-tax compensation each pay period, with a maximum participation of $25,000 annually. The shares are purchased at the end of each three-month offering period at a 15% discount from the closing market price as reported on the New York Stock Exchange on the last trading day of the offering period.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Stockholders’ Equity (continued)
Common Stock Issuance
On June 7, 2019, the Company completed a public offering of its common stock and issued 1,552,500 shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million, of which $0.3 million was accrued for and included in Accrued Expenses and Other Liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2019. In July 2019, the Company used the net proceeds of $127.2 million from the offering, together with a portion of the proceeds from the 2023 Term Loan (see Note 5, “Debt”) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
Note 10 - Income Taxes
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
There were no unrecognized tax benefits at June 30, 2019. Liabilities for Unrecognized Tax Benefits at December 31, 2018 included $3.7 million for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Liabilities for Unrecognized Tax Benefits included accrued interest of $0.7 million at December 31, 2018.
Income taxes paid, net of refunds received, were $42.6 million for the six months ended June 30, 2019. Income taxes paid, net of refunds received, were $0.4 million for the six months ended June 30, 2018.
Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 8,800 participants and beneficiaries, of which 1,400 are active employees. Effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan, and, effective January 1, 2006, the Pension Plan was closed to new hires. The components of Pension Income for the Pension Plan for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Interest Cost on Projected Benefit Obligation	$11.2	$10.2	$5.7	$5.1
Expected Return on Plan Assets	(15.3)	(14.4)	(7.7)	(7.2)
Amortization of Net Actuarial Loss	1.5	2.1	0.8	1.1
Total Pension Benefit Recognized	$(2.6)	$(2.1)	$(1.2)	$(1.0)

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of OPEB benefits for the OPEB Plans for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Service Cost	$0.1	$0.1	—	0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.2	0.2	0.1
Amortization of Prior Service Credit	(0.7)	(0.9)	(0.4)	(0.6)
Amortization of Net Gain	(1.0)	(0.7)	(0.5)	(0.3)
Total OPEB Benefit Recognized	$(1.3)	$(1.3)	$(0.7)	$(0.7)
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
Earned Premiums by product line for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Preferred Property & Casualty Insurance:
Personal Automobile	$233.3	$213.6	$117.9	$108.7
Homeowners	121.1	124.0	60.8	62.2
Other Personal Lines	19.7	20.3	9.8	10.2
Specialty Property & Casualty Insurance:
Specialty Automobile	1,373.3	573.7	703.7	307.5
Commercial Automobile	122.0	24.7	62.3	12.5
Life & Health Insurance:
Life	192.8	189.1	97.0	95.4
Accident and Health	94.8	87.1	47.9	43.8
Property	34.4	35.4	17.2	17.8
Total Earned Premiums	$2,191.4	$1,267.9	$1,116.6	$658.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Segment Revenues:
Preferred Property & Casualty Insurance:
Earned Premiums	$374.1	$357.9	$188.5	$181.1
Net Investment Income	20.6	27.7	12.3	14.0
Total Preferred Property & Casualty Insurance	394.7	385.6	200.8	195.1
Specialty Property & Casualty Insurance:
Earned Premiums	1,495.3	598.4	766.0	320.0
Net Investment Income	50.4	20.1	28.9	10.2
Other Income	1.8	0.7	1.0	0.4
Total Specialty Property & Casualty Insurance	1,547.5	619.2	795.9	330.6
Life & Health Insurance:
Earned Premiums	322.0	311.6	162.1	157.0
Net Investment Income	104.7	108.2	53.0	54.5
Other Income	2.7	1.7	1.6	0.9
Total Life & Health Insurance	429.4	421.5	216.7	212.4
Total Segment Revenues	2,371.6	1,426.3	1,213.4	738.1
Income from Change in Fair Value of Equity and Convertible Securities	89.9	1.1	25.5	0.4
Net Realized Gains on Sales of Investments	37.4	6.4	21.3	3.8
Net Impairment Losses Recognized in Earnings	(10.3)	(0.5)	(6.7)	—
Other	23.1	1.6	21.9	(0.4)
Total Revenues	$2,511.7	$1,434.9	$1,275.4	$741.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the six and three months ended June 30, 2019 and 2018 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Segment Operating Profit:
Preferred Property & Casualty Insurance	$9.7	$7.9	$6.4	$(8.7)
Specialty Property & Casualty Insurance	178.8	57.2	79.4	28.2
Life & Health Insurance	45.4	64.1	16.1	33.8
Total Segment Operating Profit	233.9	129.2	101.9	53.3
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	20.1	—	20.1	—
Other	(21.0)	(13.9)	(12.4)	(8.4)
Corporate and Other Operating Profit (Loss)	(0.9)	(13.9)	7.7	(8.4)
Adjusted Consolidated Operating Profit	233.0	115.3	109.6	44.9
Income from Change in Fair Value of Equity and Convertible Securities	89.9	1.1	25.5	0.4
Net Realized Gains on Sales of Investments	37.4	6.4	21.3	3.8
Net Impairment Losses Recognized in Earnings	(10.3)	(0.5)	(6.7)	—
Acquisition Related Transaction, Integration and Other Costs	(6.8)	(9.8)	(1.2)	(3.6)
Income from Continuing Operations before Income Taxes	$343.2	$112.5	$148.5	$45.5

Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the six and three months ended June 30, 2019 and 2018 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Segment Net Operating Income (Loss):
Preferred Property & Casualty Insurance	$8.0	$7.5	$5.2	$(6.0)
Specialty Property & Casualty Insurance	142.3	45.8	62.7	22.4
Life & Health Insurance	36.4	50.8	13.3	26.7
Total Segment Net Operating Income	186.7	104.1	81.2	43.1
Total Corporate and Other Net Operating Income (Loss)	3.7	(10.1)	10.3	(6.6)
Adjusted Consolidated Net Operating Income	190.4	94.0	91.5	36.5
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	71.0	0.9	20.1	0.3
Net Realized Gains on Sales of Investments	29.5	5.1	16.8	3.0
Net Impairment Losses Recognized in Earnings	(8.1)	(0.4)	(5.3)	—
Acquisition Related Transaction, Integration and Other Costs	(5.4)	(8.5)	(1.0)	(2.3)
Income from Continuing Operations	$277.4	$91.1	$122.1	$37.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheet at June 30, 2019 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$151.3	$703.6	$—	$—	$854.9
States and Political Subdivisions	—	1,516.4	—	—	1,516.4
Foreign Governments	—	15.3	—	—	15.3
Corporate Securities:
Bonds and Notes	—	3,182.8	415.6	—	3,598.4
Collateralized Loan Obligations	—	—	539.0	—	539.0
Other Mortgage- and Asset-backed	—	5.8	10.4	—	16.2
Total Investments in Fixed Maturities	151.3	5,423.9	965.0	—	6,540.2
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	43.6	—	—	43.6
Other Industries	0.9	13.4	—	—	14.3
Common Stocks:
Finance, Insurance and Real Estate	12.2	—	—	—	12.2
Other Industries	0.2	0.3	—	—	0.5
Other Equity Interests:
Exchange Traded Funds	656.2	—	—	—	656.2
Limited Liability Companies and Limited Partnerships	—	—	—	196.5	196.5
Total Investments in Equity Securities at Fair Value	669.5	57.3	—	196.5	923.3
Convertible Securities at Fair Value	—	34.3	—	—	34.3
Total	$820.8	$5,515.5	$965.0	$196.5	$7,497.8

At June 30, 2019, the Company had unfunded commitments to invest an additional $151.6 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
The Company’s Investments in Fixed Maturities that are classified as Level 3 in the two preceding tables are priced primarily using a market yield approach and primarily consist of collateralized loan obligations that are rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”) and privately placed securities that are not rated by a NRSRO. A market yield approach uses a risk-free rate plus a credit spread depending on the underlying credit profile of the security. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of its collateralized loan obligations. Some of the significant inputs used by such provider are unobservable. Accordingly, the Company classifies these investments as Level 3. For floating rate securities, the risk-free rate used in the market yield is the contractual floating rate of the security. For each other individual security, the Company or the Company’s third party appraiser gathers information from market sources, relevant credit information, perceived market movements and sector news and determines an appropriate market yield for each security. The market yield selected is then used to discount the estimated future cash flows of the security to determine the fair value. The Company separately evaluates market yields based upon asset class to assess the reasonableness of the recorded fair value. For non-investment-grade Investments in Fixed Maturities that are classified as Level 3, the two primary asset classes are senior debt and junior debt. Senior debt includes those securities that receive first priority in a liquidation and junior debt includes any fixed maturity security with other than first priority in a liquidation.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at June 30, 2019.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$174.8	2.8%	-	10.4%	4.2%
Non-investment-grade:
Senior Debt	Market Yield	149.0	3.3	-	16.2	9.2
Junior Debt	Market Yield	86.9	10.2	-	16.5	13.0
Collateralized Loan Obligations (investment grade and non-investment grade)	Market Yield	539.0	3.9	-	12.4	5.5
Other	Various	15.3
Total Level 3 Fixed Maturity Investments in Corporate Securities		$965.0

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2019 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$382.6	$504.9	$9.9	$897.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(7.7)	0.1	—	(7.6)
Included in Other Comprehensive Income (Loss)	10.2	7.7	0.8	18.7
Purchases	161.4	24.2	—	185.6
Settlements	(16.1)	(12.0)	(0.3)	(28.4)
Sales	(115.7)	(2.9)	—	(118.6)
Transfers into Level 3	2.5	17.0	—	19.5
Transfers out of Level 3	(1.6)	—	—	(1.6)
Balance at End of Period	$415.6	$539.0	$10.4	$965.0

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2019 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$411.9	$528.5	$10.3	$950.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(5.2)	0.4	—	(4.8)
Included in Other Comprehensive Income (Loss)	4.8	1.7	0.3	6.8
Purchases	60.1	20.3	—	80.4
Settlements	(4.6)	(12.0)	(0.2)	(16.8)
Sales	(49.8)	(2.9)	—	(52.7)
Transfers into Level 3	—	3.0	—	3.0
Transfers out of Level 3	(1.6)	—	—	(1.6)
Balance at End of Period	$415.6	$539.0	$10.4	$965.0
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the six and three months ended June 30, 2019. There was $1.6 million in transfers out of Level 3 for the six months ended June 30, 2019. The transfers into Level 3 were due to changes in the availability of market observable inputs.

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

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	Collateralized Loan Obligations	Total
Balance at Beginning of Period	$391.3	$128.1	$519.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.4)	1.4	1.0
Included in Other Comprehensive Income (Loss)	1.7	(1.5)	0.2
Purchases	67.9	(11.3)	56.6
Settlements	(47.5)	(20.8)	(68.3)
Sales	(27.5)	—	(27.5)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at End of Period	$385.5	$95.9	$481.4
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the six and three months ended June 30, 2018. Transfers out of Level 3 were $66.8 million for the six months ended June 30, 2018, of which $61.8 million was transferred into Equity Securities at Modified Cost due to the adoption of ASU 2016-01 and $5.0 million was transferred into Level 2 due to changes in the availability of market observable inputs.There were no transfers out of Level 3 for the three months ended June 30, 2018.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	June 30, 2019		December 31, 2018
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$300.8	$591.8	$300.6	$542.6
Short-term Investments	642.5	642.5	286.1	286.1
Mortgage Loans	29.2	29.2	—	—
Financial Liabilities:
Debt	$873.3	$798.5	$909.0	$911.2
Collateralized Investment Borrowings	155.0	155.0	10.0	10.0

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
In 2016, the Company voluntarily began implementing a comprehensive process to compare its life insurance records against one or more death verification databases to determine if any of its insureds may be deceased and took a pre-tax charge of $77.8 million in 2016 to recognize the initial impact of this process. Attempts to further estimate the ultimate outcomes of the aforementioned initiatives entail uncertainties including, but not limited to (i) the scope and interpretation of pertinent statutes, including the matching criteria and methodologies to be used in comparing policy records against a death verification database, (ii) the universe of policies affected, (iii) the results of audits, examinations and other actions by regulators and (iv) related litigation.
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
CSC is appealing the district court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. In the meantime CSC paid Kemper $35.7 million in September 2018 and an additional $20.1 million in April 2019 in partial satisfaction of the final judgment. The Company recognized such payments in Other Income in its Consolidated Statement of Income for the year ended December 31, 2018 and in its Condensed Consolidated Statement of Income for the six and three months ended June 30, 2019. The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in these Condensed Consolidated Financial Statements.
Note 15 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $151.8 million in assets managed by FS&C at June 30, 2019 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 16 - Subsequent Event
On July 8, 2019, the Company completed the redemption of $150.0 million aggregate principal amount of its 7.375% Subordinated Debentures due 2054, at a redemption price equal to 100% of their principal, plus accrued and unpaid interest and were repaid in full. The Company used the proceeds received from Kemper’s common stock offering on June 7, 2019, as well as, a portion of the proceeds from its July 5, 2019 borrowing under the 2023 Term Loan to repay the 7.375% Subordinated Debentures. See Note 5, “Debt,” and Note 9, “Stockholders’ Equity,” for additional information regarding the issuance of the 2023 Term Loan and common stock offering, respectively. The Company expects to recognize a loss on the early extinguishment of debt of $5.8 million in its third quarter Condensed Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $277.4 million ($4.25 per unrestricted common share) for the six months ended June 30, 2019, compared to $91.4 million ($1.77 per unrestricted common share) for the same period in 2018. Income from Continuing Operations was $277.4 million ($4.25 per unrestricted common share) for the six months ended June 30, 2019, compared to $91.1 million ($1.76 per unrestricted common share) for the same period in 2018.
Net Income was $122.1 million ($1.87 per unrestricted common share) for the three months ended June 30, 2019, compared to $37.6 million ($0.73 per unrestricted common share) for the same period in 2018. Income from Continuing Operations was $122.1 million ($1.87 per unrestricted common share) for the three months ended June 30, 2019, compared to $37.5 million ($0.73 per unrestricted common share) for the same period in 2018.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the six and three months ended June 30, 2019 and 2018 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2019	Jun 30, 2018	Increase (Decrease)	Jun 30, 2019	Jun 30, 2018	Increase (Decrease)
Net Income	$277.4	$91.4	$186.0	$122.1	$37.6	$84.5
Income from Discontinued Operations	—	0.3	(0.3)	—	0.1	(0.1)
Income from Continuing Operations	277.4	91.1	186.3	122.1	37.5	84.6
Less:
Income from Change in Fair Value of Equity and Convertible Securities	71.0	0.9	70.1	20.1	0.3	19.8
Net Realized Gains on Sales of Investments	29.5	5.1	24.4	16.8	3.0	13.8
Net Impairment Losses Recognized in Earnings	(8.1)	(0.4)	(7.7)	(5.3)	—	(5.3)
Acquisition Related Transaction, Integration and Other Costs	(5.4)	(8.5)	3.1	(1.0)	(2.3)	1.3
Adjusted Consolidated Net Operating Income	$190.4	$94.0	$96.4	$91.5	$36.5	$55.0

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Preferred Property & Casualty Insurance	8.0	7.5	0.5	5.2	(6.0)	11.2
Specialty Property & Casualty Insurance	142.3	45.8	96.5	62.7	22.4	40.3
Life & Health Insurance	36.4	50.8	(14.4)	13.3	26.7	(13.4)
Corporate and Other Net Operating Income (Loss)	3.7	(10.1)	13.8	10.3	(6.6)	16.9
Adjusted Consolidated Net Operating Income	$190.4	$94.0	$96.4	$91.5	$36.5	$55.0
Net Income
Net Income increased by $186.0 million for the six months ended June 30, 2019, compared to the same period in 2018. Adjusted Consolidated Net Operating Income increased by $96.4 million for the six months ended June 30, 2019, compared to the same period in 2018, due primarily to higher segment net operating income, higher income from change in fair value of equity and convertible securities, higher net realized gains on sales of investments, partially offset by higher impairment losses recognized in earnings. In the Specialty Property & Casualty Insurance segment, segment net operating income increased by $96.5 million due primarily to the acquisition of Infinity and favorable loss and LAE reserve development. See MD&A, “Specialty Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income decreased by $14.4 million due primarily to higher insurance expenses and policyholder benefits. Higher sales volumes in both the Life and Health business lines resulted in increased earned premiums and corresponding variable compensation expense. The benefits ratio deteriorated in 2019 relative to 2018 due to an increase in policyholders’ benefits related to the Accident and Health business.See MD&A, “Life & Health Insurance,” for discussion of the segment’s results.

Summary of Results (continued)
The Company’s results were also favorably impacted in 2019, compared to 2018, due to the recognition of a $20.1 million gain for the partial satisfaction of a final judgment against CSC and by an increase of $24.4 million in net realized gains on sales of investments, partially offset by an increased level of other than temporary impairment losses on investments, as well as a reduced level of transaction and integration costs associated with the Infinity acquisition. Additionally the Company’s investment results were favorably impacted in 2019, compared to 2018, by a $70.1 million increase from the change in fair value of the equity and convertible securities. See MD&A, “Investment Results,” and MD&A, “Expenses,” for additional discussion.
Net Income increased by $84.5 million for the three months ended June 30, 2019, compared to the same period in 2018. In the Preferred Property & Casualty Insurance segment, segment net operating income increased by $11.2 million due primarily to lower catastrophe losses in 2019. See MD&A, “Preferred Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Specialty Property & Casualty Insurance segment, segment net operating income increased by $40.3 million due primarily to the acquisition of Infinity and favorable loss and LAE reserve development. See MD&A, “Specialty Property & Casualty Insurance,” for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income decreased by $13.4 million due primarily due to higher benefits. Higher sales volumes in both the Life and Health business lines resulted in increased earned premiums and corresponding variable expense. The benefits ratio deteriorated in the second quarter of 2019, compared to the same period in 2018, due primarily to an increase in Accident and Health policyholder benefits. See MD&A, “Life & Health Insurance,” for discussion of the segment’s results. The Company’s results were also favorably impacted in 2019, compared to 2018, due to the recognition of a $20.1 million gain for the partial satisfaction of a final judgment against CSC and by an increase of $13.8 million in net realized gains on sales of investments, partially offset by an increased level of other than temporary impairment losses on investments, as well as a reduced level of transaction and integration costs associated with the Infinity acquisition. Additionally the Company’s investment results were favorably impacted in 2019, compared to 2018, by a $19.8 million increase from the change in the fair value of equity and convertible securities. See MD&A, “Investment Results,” and MD&A, “Expenses,” for additional discussion.
Revenues
Earned Premiums were $2,191.4 million for the six months ended June 30, 2019, compared to $1,267.9 million for the same period in 2018, an increase of $923.5 million. Earned Premiums for the six months ended June 30, 2019 increased by $16.2 million, $896.9 million and $10.4 million in the Preferred Property & Casualty, Specialty Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. Infinity accounted for $803.2 million of the increase in Earned Premiums in the Specialty Property & Casualty Insurance segment for the six months ended June 30, 2019. See MD&A, “Preferred Property & Casualty Insurance,” MD&A, “Specialty Property & Casualty Insurance,” and MD&A,“Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,116.6 million for the three months ended June 30, 2019, compared to $658.1 million for the same period in 2018, an increase of $458.5 million. Earned Premiums for the three months ended June 30, 2019 increased by $7.4 million, $446.0 million and $5.1 million in the Preferred Property & Casualty, Specialty Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. Infinity accounted for $413.6 million of the increase in Earned Premiums in the Specialty Property & Casualty Insurance segment for the three months ended June 30, 2019. See MD&A, “Preferred Property & Casualty Insurance,”, MD&A, “Specialty Property & Casualty Insurance,” and MD&A,“Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $21.1 million for the six months ended June 30, 2019, compared to the same period in 2018, due primarily to a higher investment base, largely due to the inclusion of the Infinity investment portfolio beginning in July 2018, compared to the first six months of 2018, which period did not include the Infinity investment portfolio, partially offset by a lower rate of return from Alternative Investments. Net Investment Income from Alternative Investments related to Equity Method Limited Liability Investments decreased by $9.5 million. Income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $1.4 million for the six months ended June 30, 2019, compared to the same period in 2018.
Net Investment Income increased by $17.6 million for the three months ended June 30, 2019, compared to the same period in 2018, due primarily to a higher investment base, largely due to the inclusion of the Infinity investment portfolio beginning in July 2018 , as compared to the three months ended June 30, 2018, which period did not include the Infinity investment portfolio.

Summary of Results (continued)
Other income increased $22.2 million and $21.5 million for the six and three months ended June 30, 2019, respectively, compared to the same periods in 2018, due primarily to the recognition of the $20.1 million gain for the partial satisfaction of a final judgment against CSC. The Company cannot make any assurance as to the final judgment that will actually be collected or when that it may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and, accordingly, is not recognized in these Condensed Consolidated Financial Statements. See Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements.
Net Realized Gains on Sales of Investments were $37.4 million for the six months ended June 30, 2019, compared to $6.4 million for the same period in 2018. Net Realized Gains on Sales of Investments were $21.3 million for the three months ended June 30, 2019, compared to $3.8 million for the same period in 2018.
Net Impairment Losses Recognized in Earnings were $10.3 million for the six months ended June 30, 2019, compared to $0.5 million for the same period in 2018. Net Impairment Losses Recognized in Earnings were $6.7 million for the three months ended June 30, 2019, compared to $0.0 million for the same period in 2018.
See MD&A, “Investment Results,” under the sub-captions “Net Realized Gains on Sales of Investments” and “Net Impairment Losses Recognized in Earnings” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Non-GAAP Financial Measures
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion of segment results uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense Ratio.
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

Non-GAAP Financial Measures (continued)
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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the six and three months ended June 30, 2019 or 2018.
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

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Premiums Written	$377.1	$368.5	$197.5	$198.0
Earned Premiums	$374.1	$357.9	$188.5	$181.1
Net Investment Income	20.6	27.7	12.3	14.0
Total Revenues	394.7	385.6	200.8	195.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	239.9	222.0	119.1	107.8
Catastrophe Losses and LAE	39.2	47.6	22.6	40.3
Prior Years:
Non-catastrophe Losses and LAE	(9.4)	4.8	(4.3)	0.6
Catastrophe Losses and LAE	0.1	(7.2)	(0.9)	(1.8)
Total Incurred Losses and LAE	269.8	267.2	136.5	146.9
Insurance Expenses	115.2	110.5	57.9	56.9
Operating Profit	9.7	7.9	6.4	(8.7)
Income Tax Benefit (Expense)	(1.7)	(0.4)	(1.2)	2.7
Segment Net Operating Income (Loss)	$8.0	$7.5	$5.2	$(6.0)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	64.1%	62.1%	63.2%	59.5%
Current Year Catastrophe Losses and LAE Ratio	10.5	13.3	12.0	22.3
Prior Years Non-catastrophe Losses and LAE Ratio	(2.5)	1.3	(2.3)	0.3
Prior Years Catastrophe Losses and LAE Ratio	—	(2.0)	(0.5)	(1.0)
Total Incurred Loss and LAE Ratio	72.1	74.7	72.4	81.1
Insurance Expense Ratio	30.8	30.9	30.7	31.4
Combined Ratio	102.9%	105.6%	103.1%	112.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	64.1%	62.1%	63.2%	59.5%
Insurance Expense Ratio	30.8	30.9	30.7	31.4
Underlying Combined Ratio	94.9%	93.0%	93.9%	90.9%
Non-GAAP Measure Reconciliation
Combined Ratio	102.9%	105.6%	103.1%	112.5%
Less:

Current Year Catastrophe Losses and LAE Ratio	10.5	13.3	12.0	22.3
Prior Years Non-catastrophe Losses and LAE Ratio	(2.5)	1.3	(2.3)	0.3
Prior Years Catastrophe Losses and LAE Ratio	—	(2.0)	(0.5)	(1.0)
Underlying Combined Ratio	94.9%	93.0%	93.9%	90.9%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2019		Jun 30, 2018
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	25	$21.4	24	$22.9
$5 - $10	1	5.3	—	—
$10 - $15	1	12.5	2	24.8
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	27	$39.2	26	$47.7
Insurance Reserves

(Dollars in Millions)	Jun 30, 2019	Dec 31, 2018
Insurance Reserves:
Preferred Automobile	$264.5	$270.0
Homeowners	131.6	147.9
Other	34.0	35.0
Insurance Reserves	$430.1	$452.9
Insurance Reserves:
Loss Reserves:
Case	$278.5	$312.5
Incurred But Not Reported	120.2	110.0
Total Loss Reserves	398.7	422.5
LAE Reserves	31.4	30.4
Insurance Reserves	$430.1	$452.9
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

Preferred Property & Casualty Insurance (continued)
Overall
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $8.0 million for the six months ended June 30, 2019, compared to $7.5 million for the same period in 2018. Net operating results increased by $0.5 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and a favorable change in loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s homeowners business and lower net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $16.2 million for the six months ended June 30, 2019 due primarily to higher average rates. All lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by preferred automobile insurance and homeowners insurance, which had increases due to higher average earned premium of $14.0 million and $1.5 million, respectively. Other insurance experienced an increase in average earned premium of $1.4 million. Overall volume was down with higher volume in preferred automobile insurance of $5.7 million, offset by volume decreases in homeowners and other insurance of $4.4 million and $2.0 million, respectively.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $7.1 million for the six months ended June 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return on Alternative Investments.
Underlying losses and LAE as a percentage of earned premiums were 64.1% in 2019, an increase of 2.0 percentage points, compared to 2018, driven primarily by a deterioration in homeowners insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $39.2 million in 2019, compared to $47.6 million in 2018, a decrease of $8.4 million. This decrease was due primarily to catastrophic events in 2019 with an overall lower loss and LAE (excluding reserve development), compared to 2018 and reduced exposures in the homeowners line. Favorable Loss and LAE reserve development (including catastrophe reserve development) was $9.3 million in 2019, compared to $2.4 million in 2018.
Insurance expenses were $115.2 million, or 30.8% of earned premiums, in 2019, a decrease of 0.1 percentage point compared to 2018.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $5.2 million for the three months ended June 30, 2019, compared to a loss of $6.0 million for the same period in 2018. Net operating results increased by $11.2 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and a favorable change in loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums, particularly in the Company’s homeowners business.
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $7.4 million for the three months ended June 30, 2019 due primarily to higher average rates. All lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by preferred automobile insurance and other insurance, which had increases due to higher average earned premium of $7.2 million and $0.8 million, respectively. Homeowners insurance experienced an increase in average earned premium of $0.5 million. Overall premium volume declined driven by decreases in homeowners insurance and other insurance of $1.9 million and $1.2 million, respectively, partially offset by an increase in preferred automobile insurance of $2.0 million.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $1.7 million for the three months ended June 30, 2019, compared to the same period in 2018.
Underlying losses and LAE as a percentage of earned premiums were 63.2% in 2019, an increase of 3.7 percentage points, compared to 2018, driven primarily by a higher ratio in homeowners insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $22.6 million in 2019, compared to $40.3 million in 2018, a decrease of $17.7 million. Favorable Loss and LAE reserve development (including catastrophe reserve development) was $5.2 million in 2019, compared to $1.2 million in 2018.
Insurance expenses were $57.9 million, or 30.7% of earned premiums, in 2019, a decrease of 0.7 percentage points compared to 2018, driven primarily by homeowners insurance.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Premiums Written	$239.9	$227.1	$123.4	$120.9

Earned Premiums	$233.3	$213.6	$117.9	$108.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	163.1	148.3	82.9	$74.7
Catastrophe Losses and LAE	4.2	4.5	1.7	3.9
Prior Years:
Non-catastrophe Losses and LAE	(4.9)	(0.9)	(3.7)	(1.4)
Catastrophe Losses and LAE	(0.1)	(0.1)	—	(0.1)
Total Incurred Losses and LAE	$162.3	$151.8	$80.9	$77.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.9%	69.4%	70.3%	68.7%
Current Year Catastrophe Losses and LAE Ratio	1.8	2.1	1.4	3.6
Prior Years Non-catastrophe Losses and LAE Ratio	(2.1)	(0.4)	(3.1)	(1.3)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	(0.1)
Total Incurred Loss and LAE Ratio	69.6%	71.1%	68.6%	70.9%
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on preferred automobile insurance increased by $19.7 million as higher average earned premiums accounted for an increase of $14.0 million, while volume accounted for a increase of $5.7 million. Incurred losses and LAE were $162.3 million, or 69.6% of earned premiums, in 2019, compared to $151.8 million, or 71.1% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 69.9% in 2019, compared to 69.4% in 2018, a deterioration of 0.5 percentage points due primarily to the impact of business mix in 2019. Catastrophe losses and LAE (excluding reserve development) were $4.2 million in 2019, compared to $4.5 million in 2018. Loss and LAE reserve development was favorable by $5.0 million in 2019, compared to favorable of $1.0 million in 2018.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on preferred automobile insurance increased by $9.2 million as higher average earned premium accounted for an increase of $7.2 million, while volume accounted for a increase of $2.0 million. Incurred losses and LAE were $80.9 million, or 68.6% of earned premiums, in 2019, compared to $77.1 million, or 70.9% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 70.3% in 2019, compared to 68.7% in 2018, a deterioration of 1.6 percentage points due primarily to the impact of business mix in 2019. Catastrophe losses and LAE (excluding reserve development) were $1.7 million in 2019, compared to $3.9 million in 2018. Loss and LAE reserve development was favorable by $3.7 million in 2019, compared to favorable of $1.5 million in 2018.

Preferred Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Premiums Written	$118.3	$121.7	$64.2	$66.6

Earned Premiums	121.1	$124.0	60.8	$62.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$67.4	$64.0	31.6	$28.8
Catastrophe Losses and LAE	34.4	42.4	20.6	35.9
Prior Years:
Non-catastrophe Losses and LAE	(0.2)	8.3	0.9	2.7
Catastrophe Losses and LAE	—	(6.4)	(1.0)	(1.3)
Total Incurred Losses and LAE	$101.6	$108.3	$52.1	$66.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	55.7%	51.6%	51.9%	46.4%
Current Year Catastrophe Losses and LAE Ratio	28.4	34.2	33.9	57.7
Prior Years Non-catastrophe Losses and LAE Ratio	(0.2)	6.7	1.5	4.3
Prior Years Catastrophe Losses and LAE Ratio	—	(5.2)	(1.6)	(2.1)
Total Incurred Loss and LAE Ratio	83.9%	87.3%	85.7%	106.3%
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums in homeowners insurance decreased by $2.9 million as higher average earned premium accounted for an increase of $1.5 million, while volume accounted for a decrease of $4.4 million. Incurred losses and LAE were $101.6 million, or 83.9% of earned premiums, in 2019, compared to $108.3 million, or 87.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and a favorable change in loss and LAE reserve development partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 55.7% in 2019, compared to 51.6% in 2018, a deterioration of 4.1 percentage points due primarily to a higher occurrence of non-catastrophe large losses in 2019 compared to 2018. Catastrophe losses and LAE (excluding reserve development) were $34.4 million in 2019, compared to $42.4 million in 2018. This decrease was due primarily to catastrophic events in 2019 with an overall lower loss and LAE (excluding reserve development), compared to 2018. Loss and LAE reserve development was favorable by $0.2 million in 2019, compared to adverse development of $1.9 million in 2018.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums in homeowners insurance decreased by $1.4 million as higher average earned premium accounted for an increase of $0.5 million, while volume accounted for a decrease of $1.9 million. Incurred losses and LAE were $52.1 million, or 85.7% of earned premiums, in 2019, compared to $66.1 million, or 106.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses, partially offset by higher underlying losses and LAE. Underlying losses and LAE as a percentage of earned premiums were 51.9% in 2019, compared to 46.4% in 2018, a deterioration of 5.5 percentage points due primarily from adverse intra-year development of first quarter non-catastrophe large losses. Catastrophe losses and LAE (excluding reserve development) were $20.6 million in 2019, compared to $35.9 million in 2018. This decrease was due primarily to catastrophic events in 2019 with an overall lower loss and LAE (excluding reserve development), compared to 2018. Loss and LAE reserve development was favorable by $0.1 million in 2019, compared to adverse development of $1.4 million in 2018.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Premiums Written	$18.9	$19.7	$9.9	$10.5

Earned Premiums	$19.7	$20.3	$9.8	$10.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$9.4	$9.7	$4.6	$4.3
Catastrophe Losses and LAE	0.6	0.7	0.3	0.5
Prior Years:
Non-catastrophe Losses and LAE	(4.3)	(2.6)	(1.5)	(0.7)
Catastrophe Losses and LAE	0.2	(0.7)	0.1	(0.4)
Total Incurred Losses and LAE	$5.9	$7.1	$3.5	$3.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	47.7%	47.8%	46.9%	42.2%
Current Year Catastrophe Losses and LAE Ratio	3.0	3.4	3.1	4.9
Prior Years Non-catastrophe Losses and LAE Ratio	(21.8)	(12.8)	(15.3)	(6.9)
Prior Years Catastrophe Losses and LAE Ratio	1.0	(3.4)	1.0	(3.9)
Total Incurred Loss and LAE Ratio	29.9%	35.0%	35.7%	36.3%
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on other personal insurance decreased by $0.6 million as lower volume accounted for a decrease of $2.0 million, while higher average earned premium accounted for an increase of $1.4 million. Incurred losses and LAE were $5.9 million, or 29.9% of earned premiums, in 2019, compared to $7.1 million, or 35.0% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 47.7% in 2019, compared to 47.8% in 2018. Catastrophe losses and LAE (excluding reserve development) were $0.6 million in 2019, compared to $0.7 million in 2018. Favorable loss and LAE reserve development was $4.1 million in 2019, compared to $3.3 million in 2018.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on other personal insurance decreased by $0.4 million as lower volume accounted for a decrease of $1.2 million, while higher average earned premium accounted for an increase of $0.8 million. Incurred losses and LAE were $3.5 million, or 35.7% of earned premiums, in 2019, compared to $3.7 million, or 36.3% of earned premiums, in 2018. Underlying losses and LAE as a percentage of earned premiums were 46.9% in 2019, compared to 42.2% in 2018, an increase of 4.7 percentage points due to normal period to period volatility. Catastrophe losses and LAE (excluding reserve development) were $0.3 million in 2019, compared to $0.5 million in 2018. Favorable loss and LAE reserve development was $1.4 million in 2019, compared to $1.1 million in 2018.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Premiums Written	$1,613.8	$657.3	$804.7	$338.9
Earned Premiums	$1,495.3	$598.4	$766.0	$320.0
Net Investment Income	50.4	20.1	28.9	10.2
Other Income	1.8	0.7	1.0	0.4
Total Revenues	1,547.5	619.2	795.9	330.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,123.5	459.5	579.2	247.2
Catastrophe Losses and LAE	5.0	2.3	4.4	2.1
Prior Years:
Non-catastrophe Losses and LAE	(26.9)	3.6	(8.6)	4.1
Catastrophe Losses and LAE	0.1	(0.3)	(0.1)	—
Total Incurred Losses and LAE	1,101.7	465.1	574.9	253.4
Insurance Expenses	265.7	96.9	140.9	49.0
Other Expenses	1.3	—	0.7	—
Operating Profit	178.8	57.2	79.4	28.2
Income Tax Expense	(36.5)	(11.4)	(16.7)	(5.8)
Segment Net Operating Income	$142.3	$45.8	$62.7	$22.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.2%	76.8%	75.6%	77.2%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.4	0.6	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	0.6	(1.1)	1.3
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	—
Total Incurred Loss and LAE Ratio	73.7	77.7	75.1	79.2
Insurance Expense Ratio	17.8	16.2	18.4	15.3
Combined Ratio	91.5%	93.9%	93.5%	94.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	75.2%	76.8%	75.6%	77.2%
Insurance Expense Ratio	17.8	16.2	18.4	15.3
Underlying Combined Ratio	93.0%	93.0%	94.0%	92.5%
Non-GAAP Measure Reconciliation
Combined Ratio	91.5%	93.9%	93.5%	94.5%
Less:

Current Year Catastrophe Losses and LAE Ratio	0.3	0.4	0.6	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	0.6	(1.1)	1.3
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	—
Underlying Combined Ratio	93.0%	93.0%	94.0%	92.5%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2019	Dec 31, 2018
Insurance Reserves:
Non-Standard Automobile	$1,229.7	$1,177.2
Commercial Automobile	218.9	209.8
Insurance Reserves	$1,448.6	$1,387.0
Insurance Reserves:
Loss Reserves:
Case	$721.6	$692.8
Incurred But Not Reported	587.8	556.2
Total Loss Reserves	1,309.4	1,249.0
LAE Reserves	139.2	138.0
Insurance Reserves	$1,448.6	$1,387.0
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

Specialty Property & Casualty Insurance (continued)
Overall
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $142.3 million for the six months ended June 30, 2019, compared to $45.8 million for the same period in 2018. Segment net operating results improved by $96.5 million due primarily to the acquisition of Infinity as well as favorable loss and LAE reserve development and improved underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $896.9 million for the six months ended June 30, 2019. Infinity accounted for $803.2 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $75.2 million and $18.5 million, respectively. Both of the segment’s product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had increases due to higher average earned premium of $17.6 million. Higher volume on Kemper’s legacy’s business was driven by specialty personal automobile insurance, which had a volume increase of $80.6 million, partially offset by volume decreases in legacy Kemper commercial automobile insurance of $5.4 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $30.3 million for the six months ended June 30, 2019, compared to the same period in 2018, due primarily to a higher investment base, largely due to the inclusion of the Infinity investment portfolio beginning in July 2018, compared to the first six months of 2018, which period did not include the Infinity investment portfolio.
Underlying losses and LAE as a percentage of earned premiums were 75.2% in 2019, an improvement of 1.6 percentage points, compared to 2018, driven primarily by the inclusion of results from Infinity’s personal automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $5.0 million in 2019, compared to $2.3 million in 2018, an increase of $2.7 million. Favorable loss and LAE reserve development (including catastrophe reserve development) was $26.8 million in 2019, compared to adverse development of $3.3 million in 2018.
Insurance expenses were $265.7 million, or 17.8% of earned premiums, in 2019, an increase of 1.6 percentage points compared to 2018, driven primarily by the amortization of Infinity purchase accounting adjustments.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $62.7 million for the three months ended June 30, 2019, compared to $22.4 million for the same period in 2018. Segment net operating results improved by $40.3 million due primarily primarily to the acquisition of Infinity as well as an improved underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $446.0 million for the three months ended June 30, 2019. Infinity accounted for $413.6 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $26.2 million and $6.2 million, respectively. Both of the segment’s product lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had increases due to higher average earned premium of $5.9 million. Higher volume on Kemper’s legacy business was driven by specialty personal automobile insurance, which had a volume increase of $29.7 million, partially offset by volume decreases in legacy Kemper commercial automobile insurance of $3.7 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $18.7 million for the three months ended June 30, 2019, compared to the same period in 2018, due primarily to higher levels of investments, largely due to the inclusion of the Infinity investment prortfolio beginning in July 2018.
Underlying losses and LAE as a percentage of earned premiums were 75.6% in 2019, a decrease of 1.6% percentage points, compared to 2018, driven primarily by the inclusion of results from Infinity’s personal automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $4.4 million in 2019, compared to $2.1 million in 2018, an increase of $2.3 million. Favorable Loss and LAE reserve development (including catastrophe reserve development) was $8.7 million in 2019, compared to adverse development of $4.1 million in 2018.
Insurance expenses were $140.9 million, or 18.4% of earned premiums, in 2019, an increase of 3.1 percentage points compared to 2018, driven primarily by the amortization of Infinity purchase accounting adjustments.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Premiums Written	$1,476.7	$630.3	$734.5	$325.4

Earned Premiums	$1,373.3	$573.7	$703.7	$307.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,035.8	$440.6	$537.0	$237.8
Catastrophe Losses and LAE	4.6	1.9	4.1	1.7
Prior Years:
Non-catastrophe Losses and LAE	(18.1)	4.4	(3.7)	4.2
Catastrophe Losses and LAE	0.1	(0.2)	—	—
Total Incurred Losses and LAE	$1,022.4	$446.7	$537.4	$243.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.4%	76.8%	76.3%	77.3%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.6	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(1.3)	0.8	(0.5)	1.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	74.4%	77.9%	76.4%	79.3%
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on specialty personal automobile insurance increased by $799.6 million. Infinity accounted for $701.2 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $80.8 million and $17.6 million, respectively. Incurred losses and LAE were $1,022.4 million, or 74.4% of earned premiums, in 2019, compared to $446.7 million, or 77.9% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to favorable change in loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 75.4% in 2019, compared to 76.8% in 2018, an improvement of 1.4 percentage points, due primarily to higher average earned premium in excess of loss trends. Catastrophe losses and LAE (excluding reserve development) were $4.6 million in 2019, compared to $1.9 million in 2018. Loss and LAE reserve development was favorable by $18.0 million in 2019, compared to $4.2 million adverse development in 2018.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on specialty personal automobile insurance increased by $396.2 million. Infinity accounted for $360.4 million of the increase, while higher volume and higher average earned premium on Kemper’s legacy business accounted for increases of $29.9 million and $5.9 million, respectively. Incurred losses and LAE were $537.4 million, or 76.4% of earned premiums, in 2019, compared to $243.7 million, or 79.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 76.3% in 2019, compared to 77.3% in 2018, an improvement of 1.0% percentage points, due primarily to higher average earned premium in excess of loss trends. Catastrophe losses and LAE (excluding reserve development) were $4.1 million in 2019, compared to $1.7 million in 2018. Loss and LAE reserve development was favorable by $3.7 million in 2019, compared to $4.2 million adverse development in 2018.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net Premiums Written	$137.1	$27.0	$70.2	$13.5

Earned Premiums	$122.0	$24.7	$62.3	$12.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$87.7	$18.9	$42.2	$9.4
Catastrophe Losses and LAE	0.4	0.4	0.3	0.4
Prior Years:
Non-catastrophe Losses and LAE	(8.8)	(0.8)	(4.9)	(0.1)
Catastrophe Losses and LAE	—	(0.1)	(0.1)	—
Total Incurred Losses and LAE	$79.3	$18.4	$37.5	$9.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.9%	76.5%	67.7%	75.2%
Current Year Catastrophe Losses and LAE Ratio	0.3	1.6	0.5	3.2
Prior Years Non-catastrophe Losses and LAE Ratio	(7.2)	(3.2)	(7.9)	(0.8)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.4)	(0.1)	—
Total Incurred Loss and LAE Ratio	65.0%	74.5%	60.2%	77.6%
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on commercial automobile insurance increased by $97.3 million. Infinity accounted for $101.8 million of the increase, while higher average earned premium on Kemper’s legacy business accounted for $0.9 million, partially offset by lower volume of $5.4 million. Incurred losses and LAE were $79.3 million, or 65.0% of earned premiums, in 2019, compared to $18.4 million, or 74.5% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 71.9% in 2019, compared to 76.5% in 2018, a decrease of 4.6 percentage points due primarily to lower frequency of claims and higher average earned premiums. Favorable loss and LAE reserve development was $8.8 million in 2019, compared to favorable development of $0.9 million in 2018.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums on commercial automobile insurance increased by $49.8 million. Infinity accounted for $53.2 million of the increase, while higher average earned premium on Kemper’s legacy business accounted for $0.3 million, partially offset by lower volume of $3.7 million. Incurred losses and LAE were $37.5 million, or 60.2% of earned premiums, in 2019, compared to $9.7 million, or 77.6% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums and a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 67.7% in 2019, compared to 75.2% in 2018, a decrease of 7.5 percentage points due primarily to lower frequency of claims and higher average earned premiums. Favorable loss and LAE reserve development was $5.0 million in 2019, compared to favorable development of $0.1 million in 2018.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Earned Premiums	$322.0	$311.6	$162.1	$157.0
Net Investment Income	104.7	108.2	53.0	54.5
Other Income	2.7	1.7	1.6	0.9
Total Revenues	429.4	421.5	216.7	212.4
Policyholders’ Benefits and Incurred Losses and LAE	218.9	204.1	113.5	99.2
Insurance Expenses	165.1	153.3	87.1	79.4
Operating Profit	45.4	64.1	16.1	33.8
Income Tax Expense	(9.0)	(13.3)	(2.8)	(7.1)
Segment Net Operating Income	$36.4	$50.8	$13.3	$26.7
Insurance Reserves

(Dollars in Millions)	Jun 30, 2019	Dec 31, 2018
Insurance Reserves:
Future Policyholder Benefits	$3,429.4	$3,400.4
Incurred Losses and LAE Reserves:
Life	121.4	130.5
Accident and Health	30.2	27.8
Property	4.2	4.4
Total Incurred Losses and LAE Reserves	155.8	162.7
Insurance Reserves	$3,585.2	$3,563.1
Overall
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums in the Life & Health Insurance segment increased by $10.4 million for the six months ended June 30, 2019, compared to the same period in 2018, due primarily to higher volume from accident and health insurance products as well as life insurance products.
Net Investment Income decreased by $3.5 million for the six months ended June 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return from Alternative Investments.
Policyholders’ Benefits and Incurred Losses and LAE increased by $14.8 million in 2019, compared to the same period in 2018, due primarily to an increase in policyholders’ benefits, higher than expected severity on accident and health insurance claims and higher volume of life and accident and health insurance business.
Expenses in the Life & Health Insurance segment increased by $11.8 million due primarily to higher commissions on increased volume within the business and investments in the business.
Segment Net Operating Income in the Life & Health Insurance segment was $36.4 million for the six months ended June 30, 2019, compared to $50.8 million in 2018.

Life and Health Insurance (continued)
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned Premiums in the Life & Health Insurance segment increased by $5.1 million for the three months ended June 30, 2019, compared to the same period in 2018, due primarily to higher volume from accident and health insurance as well as life insurance products.
Net Investment Income decreased by $1.5 million for the three months ended June 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return from Alternative Investments.
Policyholders’ Benefits and Incurred Losses and LAE increased by $14.3 million in 2019, compared to the same period in 2018, due primarily to an increase in policyholders’ benefits, higher than expected severity on accident and health insurance claims and higher volume of life and accident and health insurance business.
Expenses in the Life & Health Insurance segment increased by $7.7 million due primarily to higher commissions on increased volume within the business and investments in the business.
Segment Net Operating Income in the Life & Health Insurance segment was $13.3 million for the three months ended June 30, 2019, compared to $26.7 million in 2018.
Life Insurance
Selected financial information for the life insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Earned Premiums	$192.8	$189.1	$97.0	$95.4
Net Investment Income	100.9	104.1	51.0	52.4
Other Income	2.6	1.6	1.6	0.9
Total Revenues	296.3	294.8	149.6	148.7
Policyholders’ Benefits and Incurred Losses and LAE	148.7	142.8	75.9	69.4
Insurance Expenses	106.6	98.6	56.7	51.2
Operating Profit	41.0	53.4	17.0	28.1
Income Tax Expense	(8.1)	(11.1)	(3.0)	(6.0)
Total Product Line Net Operating Income	$32.9	$42.3	$14.0	$22.1
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned premiums on life insurance increased by $3.7 million in 2019, compared to 2018, due primarily to higher volume. Policyholders’ benefits and Incurred Losses and LAE on life insurance were $148.7 million in 2019, compared to $142.8 million in 2018, an increase of $5.9 million that was due primarily to an increase in policyholders’ benefits. Insurance Expenses increased by $8.0 million in 2019, compared to 2018, due primarily to higher commissions on increased volume and investments in the business.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned premiums on life insurance increased by $1.6 million in 2019, compared to 2018, primarily due to higher volume. Policyholders’ benefits and Incurred Losses and LAE on life insurance were $75.9 million in 2019, compared to $69.4 million in 2018, an increase of $6.5 million that was due primarily to an increase in policyholders’ benefits. Insurance Expenses increased by $5.5 million in 2019, compared to 2018, due primarily to higher commissions on increased volume and investments in the business.

Life and Health Insurance (continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Earned Premiums	$94.8	$87.1	$47.9	$43.8
Net Investment Income	3.0	3.1	1.5	1.6
Other Income	0.1	0.1	—	—
Total Revenues	97.9	90.3	49.4	45.4
Policyholders’ Benefits and Incurred Losses and LAE	56.9	49.3	30.6	24.1
Insurance Expenses	43.2	39.2	22.4	19.7
Operating Profit	(2.2)	1.8	(3.6)	1.6
Income Tax Expense	0.5	(0.4)	0.8	(0.3)
Total Product Line Net Operating Income	$(1.7)	$1.4	$(2.8)	$1.3
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned premiums on accident and health insurance increased by $7.7 million in 2019, compared to 2018, due primarily to higher volume on accident and health insurance products. Incurred accident and health insurance losses were $56.9 million, or 60.0% of accident and health insurance earned premiums, in 2019, compared to $49.3 million, or 56.6% of accident and health insurance earned premiums, in 2018, an increase of 3.4 percentage points, due primarily to higher severity than expected for certain health products. Insurance Expenses increased by $4.0 million in 2019, compared to 2018, due primarily to premium growth.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned premiums on accident and health insurance increased by $4.1 million in 2019, compared to 2018, due primarily to higher volume on accident and health insurance products. Incurred accident and health insurance losses were $30.6 million, or 63.9% of accident and health insurance earned premiums in 2019, compared to $24.1 million, or 55.0% of accident and health insurance earned premiums in 2018, an increase of 8.9 percentage points, due primarily to higherseverity than expected for certain health products. Insurance Expenses increased by $2.7 million in 2019, compared to 2018, due primarily to premium growth.

Life and Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Earned Premiums	$34.4	$35.4	$17.2	$17.8
Net Investment Income	0.8	1.0	0.5	0.5
Total Revenues	35.2	36.4	17.7	18.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	9.8	9.6	4.7	4.5
Catastrophe Losses and LAE	2.1	1.3	1.8	1.1
Prior Years:
Non-catastrophe Losses and LAE	0.8	1.0	0.2	0.1
Catastrophe Losses and LAE	0.6	0.1	0.3	—
Total Incurred Losses and LAE	13.3	12.0	7.0	5.7
Insurance Expenses	15.3	15.5	8.0	8.5
Operating Profit	6.6	8.9	2.7	4.1
Income Tax Expense	(1.4)	(1.8)	(0.6)	(0.8)
Total Product Line Net Operating Income	$5.2	$7.1	$2.1	$3.3
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	28.6%	27.1%	27.3%	25.2%
Current Year Catastrophe Losses and LAE Ratio	6.1	3.7	10.5	6.2
Prior Years Non-catastrophe Losses and LAE Ratio	2.3	2.8	1.2	0.6
Prior Years Catastrophe Losses and LAE Ratio	1.7	0.3	1.7	—
Total Incurred Loss and LAE Ratio	38.7%	33.9%	40.7%	32.0%
Six Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned premiums on property insurance decreased by $1.0 million in 2019, compared to 2018. Incurred losses and LAE on property insurance were $13.3 million, or 38.7% of property insurance earned premiums, in 2019, compared to $12.0 million, or 33.9% of property insurance earned premiums, in 2018. Current year non-catastrophe losses and LAE on property insurance were $9.8 million, or 28.6% of property insurance earned premiums, in 2019, compared to $9.6 million, or 27.1% of property insurance earned premiums, in 2018, an increase of 1.5 percentage points due primarily to higher frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $2.1 million in 2019, compared to $1.3 million in 2018. Adverse loss and LAE reserve development was $1.4 million in 2019, compared to $1.1 million in 2018.
Three Months Ended June 30, 2019 Compared to the Same Period in 2018
Earned premiums on property insurance decreased by $0.6 million in 2019, compared to 2018. Incurred losses and LAE on property insurance were $7.0 million, or 40.7% of property insurance earned premiums, in 2019, compared to $5.7 million, or 32.0% of property insurance earned premiums, in 2018. Current year non-catastrophe losses and LAE on property insurance were $4.7 million, or 27.3% of property insurance earned premiums, in 2019, compared to $4.5 million, or 25.2% of property insurance earned premiums, in 2018, an increase of 2.1 percentage points due primarily to higher frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $1.8 million in 2019, compared to $1.1 million in 2018. Adverse loss and LAE reserve development was $0.5 million in 2019, compared to $0.1 million in 2018.

Investment Results
Investment Income
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2019 and 2018 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Investment Income:
Interest on Fixed Income Securities	$152.0	$126.8	$75.6	$64.4
Dividends on Equity Securities Excluding Alternative Investments	9.4	4.5	6.9	2.6
Alternative Investments:
Equity Method Limited Liability Investments	(1.0)	8.5	2.6	1.4
Limited Liability Investments Included in Equity Securities	7.7	9.1	5.1	5.2
Total Alternative Investments	6.7	17.6	7.7	6.6
Short-term Investments	4.4	2.0	2.6	1.2
Loans to Policyholders	11.0	11.0	5.7	5.5
Real Estate	4.7	4.8	2.2	2.4
Other	0.3	0.4	0.3	0.4
Total Investment Income	188.5	167.1	101.0	83.1
Investment Expenses:
Real Estate	4.7	4.9	2.3	2.6
Other Investment Expenses	5.1	4.6	2.7	2.1
Total Investment Expenses	9.8	9.5	5.0	4.7
Net Investment Income	$178.7	$157.6	$96.0	$78.4
Net Investment Income was $178.7 million and $157.6 million for the six months ended June 30, 2019 and 2018, respectively. Net Investment Income increased by $21.1 million in 2019 due primarily to a higher investment base with the addition of the Infinity investment portfolio of approximately $1,668.1 million as of July 2018 and throughout the first six months of 2019, as compared to the first six months of 2018, which excluded such investments, partially offset by a lower rate of return from Alternative Investments.
Net Investment Income was $96.0 million and $78.4 million for the three months ended June 30, 2019 and 2018, respectively. Net Investment Income increased by $17.6 million in 2019 due primarily to a higher investment base with the addition of the Infinity investment portfolio as of July 2018 and through out the first six months of 2019 , as compared to the first three months of 2018, which excluded such investments.

Investment Results (continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Recognized in Condensed Consolidated Statements of Income:
Income from Change in Fair Value of Equity and Convertible Securities	$89.9	$1.1	$25.5	$0.4
Gains on Sales	42.1	10.5	23.4	5.8
Losses on Sales	(4.7)	(4.1)	(2.1)	(2.0)
Net Impairment Losses Recognized in Earnings	(10.3)	(0.5)	(6.7)	—
Net Gains Recognized in Condensed Consolidated Statements of Income	117.0	7.0	40.1	4.2
Recognized in Other Comprehensive Income (Loss)	322.1	(181.9)	159.3	(59.6)
Total Comprehensive Investment Gains (Losses)	$439.1	$(174.9)	$199.4	$(55.4)
Income from Change in Fair Value of Equity and Convertible Securities
The components of Income from Change in Fair Value of Equity and Convertible Securities for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Preferred Stocks	$4.2	$(2.6)	$1.1	$(1.0)
Common Stocks	1.6	0.2	0.3	0.2
Other Equity Interests:
Exchange Traded Funds	79.3	(3.3)	23.0	(1.0)
Limited Liability Companies and Limited Partnerships	1.3	6.8	0.6	2.2
Total Other Equity Interests	80.6	3.5	23.6	1.2
Income from Change in Fair Value of Equity Securities	86.4	1.1	25.0	0.4
Income from Change in Fair Value of Convertible Securities	3.5	—	0.5	—
Income from Change in Fair Value of Equity and Convertible Securities	$89.9	$1.1	$25.5	$0.4

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Fixed Maturities:
Gains on Sales	$37.8	$5.3	$22.7	$1.2
Losses on Sales	(4.5)	(4.0)	(1.9)	(1.9)
Equity Securities:
Gains on Sales	4.3	5.2	0.7	4.6
Losses on Sales	(0.2)	—	(0.2)	—
Other:
Losses on Sales	—	(0.1)	—	(0.1)
Net Realized Gains on Sales of Investments	$37.4	$6.4	$21.3	$3.8

Gross Gains on Sales	$42.1	$10.5	$23.4	$5.8
Gross Losses on Sales	(4.7)	(4.1)	(2.1)	(2.0)
Net Realized Gains on Sales of Investments	$37.4	$6.4	$21.3	$3.8
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2019		Jun 30, 2018		Jun 30, 2019		Jun 30, 2018
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(9.9)	7	$(0.3)	1	$(6.3)	2	$—	—
Equity Securities	(0.4)	1	(0.2)	2	(0.4)	1	—	—
Net Impairment Losses Recognized in Earnings	$(10.3)		$(0.5)		$(6.7)		$—
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2019, 92% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.

Investment Quality and Concentrations (continued)
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2019 and December 31, 2018:

		Jun 30, 2019		Dec 31, 2018
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,204.6	64.3%	$4,156.6	64.7%
2	BBB	1,803.9	27.6	1,752.6	27.3
3-4	BB, B	386.1	5.9	333.7	5.2
5-6	CCC or Lower	145.6	2.2	181.3	2.8
Total Investments in Fixed Maturities		$6,540.2	100.0%	$6,424.2	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $7.8 million and $17.1 million at June 30, 2019 and December 31, 2018, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2019 and December 31, 2018:

	Jun 30, 2019		Dec 31, 2018
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$854.9	9.7%	$865.7	10.7%
States and Political Subdivisions:
States	470.9	5.3	479.7	5.9
Political Subdivisions	136.5	1.5	147.8	1.8
Revenue Bonds	909.0	10.3	991.6	12.3
Foreign Governments	15.3	0.2	5.9	0.1
Total Investments in Governmental Fixed Maturities	$2,386.6	27.0%	$2,490.7	30.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2019 and December 31, 2018.

	Jun 30, 2019		Dec 31, 2018
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,322.2	15.0%	$1,269.3	15.7%
Manufacturing	1,276.1	14.4	1,270.0	15.7
Services	561.1	6.3	516.4	6.4
Transportation, Communication and Utilities	553.0	6.3	449.0	5.6
Retail Trade	182.1	2.1	164.8	2.0
Mining	156.1	1.8	158.6	2.0
Wholesale Trade	74.5	0.8	78.4	1.0
Agriculture, Forestry and Fishing	14.3	0.2	13.7	0.2
Other	14.2	0.2	13.3	0.2
Total Investments in Non-governmental Fixed Maturities	$4,153.6	47.1%	$3,933.5	48.8%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2019.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	443	$975.9
$5 -$10	179	1,231.5
$10 - $20	102	1,411.9
$20 - $30	21	501.1
Greater Than $30	1	33.2
Total	746	$4,153.6
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest bearing accounts. At June 30, 2019, the Company had $383.9 million invested in U.S. treasury bills, $234.0 million invested in money market funds which primarily invest in U.S. Treasury securities and $24.6 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at June 30, 2019:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$125.5	1.4%
Georgia	94.1	1.1
Colorado	76.1	0.9
Louisiana	73.6	0.8
Michigan	69.3	0.8
California	64.7	0.7
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Long-Term Corp Bond ETF	101.4	1.1
iShares® Core MSCI Total International Stock ETF	76.9	0.9
iShares Long-Term Corporate Bond ETF	66.6	0.8
Vanguard Total Stock Market ETF	65.0	0.7
Total	$813.2	9.2%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, hedge funds and distressed debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2019 and December 31, 2018 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Jun 30, 2019	Jun 30, 2019	Dec 31, 2018
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$61.5	$126.2	$99.6
Senior Debt	21.3	16.6	15.4
Distressed Debt	—	28.3	34.5
Secondary Transactions	15.5	16.6	21.2
Leveraged Buyout	—	0.1	4.2
Growth Equity	—	5.3	5.4
Real Estate	—	20.0	—
Other	—	6.6	6.7
Total Equity Method Limited Liability Investments	98.3	219.7	187.0
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	103.3	120.4	111.7
Senior Debt	20.7	41.3	34.3
Distressed Debt	12.2	14.6	14.5
Secondary Transactions	7.1	5.7	6.7
Hedge Funds	—	3.1	14.7
Leveraged Buyout	2.4	4.6	4.2
Other	5.9	6.8	5.9
Total Reported as Other Equity Interests at Fair Value	151.6	196.5	192.0
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	1.5	1.5
Other	0.1	16.6	22.1
Total Reported as Equity Securities at Modified Cost	0.1	18.1	23.6
Total Investments in Limited Liability Companies and Limited Partnerships	$250.0	$434.3	$402.6
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the six and three months ended June 30, 2019 and 2018 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Insurance Expenses:
Commissions	$357.8	$233.4	$183.8	$123.1
General Expenses	137.8	88.6	75.4	42.9
Taxes, Licenses and Fees	49.7	30.6	24.5	16.1
Total Costs Incurred	545.3	352.6	283.7	182.1
Policy Acquisition Costs:
Deferred	(249.7)	(202.6)	(120.9)	(106.1)
Amortized	199.0	179.5	99.2	93.7
Net Policy Acquisition Costs Amortized	(50.7)	(23.1)	(21.7)	(12.4)
Amortization of VOBA	3.7	1.8	1.5	1.5
Insurance Expenses	498.3	331.3	263.5	171.2
Interest Expense	23.3	15.9	11.8	8.0
Other Expenses:
Loss on Cash Flow Hedge	—	0.2	—	—
Acquisition Related Transaction, Integration and Other Costs	6.8	9.8	1.2	3.6
Other	49.3	28.8	25.0	14.1
Other Expenses	56.1	38.8	26.2	17.7
Interest and Other Expenses	79.4	54.7	38.0	25.7
Total Expenses	$577.7	$386.0	$301.5	$196.9
Insurance Expenses were $498.3 million for the six months ended June 30, 2019, compared to $331.3 million for the same period in 2018. Insurance Expenses increased by $167.0 million in 2019, of which $142.3 million was due to the inclusion of Infinity. Insurance Expenses on Kemper’s legacy business increased due primarily to business growth.
Insurance Expenses were $263.5 million for the three months ended June 30, 2019, compared to $171.2 million for the same period in 2018. Insurance Expenses increased by $92.3 million in 2019, of which $77.3 million was due to the inclusion of Infinity. Insurance Expenses on Kemper’s legacy business increased due primarily to growth of business, partially offset by cost reduction initiatives.
Interest and Other Expenses was $79.4 million for the six months ended June 30, 2019, compared to $54.7 million for the same period in 2018. Interest expense increased by $7.4 million in 2019 due primarily to the assumption of Infinity’s debt. See MD&A, “Liquidity and Capital Resources,” and Note 5, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $17.3 million in 2019 due primarily to an increase in Other Expenses including compensation related costs and professional fees.
Interest and Other Expenses was $38.0 million for the three months ended June 30, 2019, compared to $25.7 million for the same period in 2018. Interest expense increased by $3.9 million in 2019 due primarily to the assumption of Infinity’s debt. See MD&A, “Liquidity and Capital Resources,” and Note 5, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses increased by $8.4 million in 2019 due primarily to an increase in Other Expenses including compensation related costs and professional fees.

Income Taxes
The federal corporate statutory income tax rate was 21% for the six months ended June 30, 2019 and June 30, 2018. The Company’s effective income tax rate from continuing operations differs from the federal corporate income tax rate due primarily to tax-exempt investment income, dividends received deductions, a permanent difference between the amount of long-term equity-based equity compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $10.5 million for the six months ended June 30, 2019, compared to $9.9 million for the same period in 2018. Tax-exempt investment income and dividends received deductions collectively were $5.2 million for the three months ended June 30, 2019, compared to $5.1 million for the same period in 2018.
The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $17.6 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the six months ended June 30, 2019, compared to $4.0 million lower for the same period in 2018. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $16.6 million lower than the amount that would be deductible under the IRC for the three months ended June 30, 2019, compared to $1.8 million lower for the same period in 2018.
The amount of nondeductible executive compensation was $2.9 million and $1.5 million for the six and three months ended June 30, 2019, respectively.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to July 1, 2019. Other than the adoption of ASU 2016-02, 2016-02, Leases—(Topic 842), as discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements, the impact of adopting new accounting guidance was not material. With the possible exceptions of (i) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (ii) ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to the Accounting for Long-Duration Contracts, (iii) ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and (iv) ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after June 30, 2019 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Common Stock Offering
On June 7, 2019 the Company completed a public offering (the “Offering”) and issued 1,552,500 shares of common stock, at$83.00 per share. Gross proceeds from the Offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million, of which $0.3 million was accrued for and reflected in Accrued Expenses and Other Liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2019. The Company used the net proceeds of $127.2 million, together with a portion of the proceeds from the New Term Loan (see Note 5, Debt) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054, in July 2019.

Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under the heading, “Repayment of Term Loan Due 2020,” for additional information regarding the initial borrowing and subsequent repayment of this delayed-draw term loan). Furthermore, the amended and extended credit agreement provided for an accordion feature whereby the Company can increase either the revolving credit or term loan borrowing capacity by $100.0 million. On June 4, 2019, the Company utilized the accordion feature under its credit agreement to increase its revolving credit borrowing capacity by $100.0 million resulting in the available revolving credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.1 million of remaining unamortized costs under the revolving credit agreement, will be amortized under the remaining term of the revolving credit agreement. There were no outstanding borrowings under the revolving credit agreement at either June 30, 2019 or December 31, 2018.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at June 30, 2019 and December 31, 2018 was:

(Dollars in Millions)	Jun 30, 2019	Dec 31, 2018
Term Loan due June 29, 2020	$—	$34.9
5.0% Senior Notes due September 19, 2022	280.6	281.5
4.35% Senior Notes due February 15, 2025	448.5	448.4
7.375% Subordinated Debentures due February 27, 2054	144.2	144.2
Total Long-term Debt Outstanding	$873.3	$909.0
Repayment of Term Loan Due 2020
On June 29, 2018, the Company borrowed $250.0 million under its delayed-draw term loan facility dated June 8, 2018, to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan. On May 31, 2019, the remaining outstanding balance of $35.0 million was repaid.
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). The 2023 Term Loan was undrawn at June 30, 2019. On July 5, 2019, the Company borrowed $50.0 million with the final maturity date of July 5, 2023, with a mutual option to extend the maturity date by one year.
5.0% Senior Notes Due 2022
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.0% Senior Notes due September 19, 2022 (“2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.
4.35 % Senior Notes Due 2025
Kemper has $450.0 million of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of June 30, 2019. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.

Redemption of 7.375% Subordinated Debentures Due 2054
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company expects to recognize a loss on early extinguishment of debt of $5.8 million in its third quarter Condensed Consolidated Statement of Operations.
The Company used the proceeds received from the Company’s June 7, 2019 common stock offering, as well as, a portion of the proceeds from its July 5, 2019 borrowing under the 2023 Term Loan, to repay the 7.375% Subordinated Debentures. See to Note 5, “Debt,” and Note 9, “Stockholders’ Equity,” to the Condensed Consolidated Financial Statements for additional information.
Collateralized Investment Borrowings
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investment in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $3.1 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of FHLB of Dallas common stock was $3.3 million at both June 30, 2019 and December 31, 2018.
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
United Insurance had outstanding advances from the FHLB of Chicago totaling $155.0 million at June 30, 2019. These advances were made in connection with the Company’s Collateralized Investment Borrowing program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $177.6 million at June 30, 2019. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings.
See Note 5, Debt, to the Condensed Consolidated Financial Statements.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper made an $85 million capital contribution to one of its insurance subsidiaries during the first six months of 2019 and Kemper’s direct insurance subsidiaries paid $244 million in dividends to Kemper during the first six months of 2019. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $82 million in additional dividends to Kemper during the remainder of 2019 without prior regulatory approval.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.25 per common share in the second quarter of 2019. Dividends and dividend equivalents paid were $32.8 million for the six months ended June 30, 2019.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $312.7 million at June 30, 2019, compared to $100.6 million at December 31, 2018. A portion of the cash and investments held by Kemper at June 30, 2019 were used to repay the outstanding principal balance of $150.0 million, plus accrued interest, related to the Company’s 7.375% Subordinated Debentures on July 8, 2019.

Liquidity and Capital Resources (continued)
The primary sources of funds available for the repayment of the Company’s indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes, subordinated debentures and term loan, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income, proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Dallas and Chicago. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid.
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
Net Cash Provided by Operating Activities was $236.5 million for the six months ended June 30, 2019, compared to $191.4 million for the same period in 2018.
Net Cash provided by Financing Activities was $206.4 million for the six months ended June 30, 2019, compared to net cash used of $344.6 million for the same period in 2018. Net proceeds from Collateralized Investment Borrowings provided $145.1 million of cash for the six months ended June 30, 2019. Net proceeds from borrowing under the term loan facility provided $249.4 million of cash for the six months ended June 30, 2018. Kemper used $32.8 million of cash to pay dividends for the six months ended June 30, 2019, compared to $24.9 million of cash used to pay dividends in the same period of 2018. The quarterly dividend rate was $0.25 per common share for the first and second quarter of 2019 and $0.24 for each quarter of 2018.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $413.6 million for the six months ended June 30, 2019, compared to Net Cash Provided by Investing Activities of $68.2 million for the same period in 2018. Short-term investments investing activities used $353.4 million of cash for the six months ended June 30, 2019, compared to providing $67.6 million of cash for the same period in 2018. Fixed Maturities investing activities provided cash of $237.5 million for the six months ended June 30, 2019, compared to using $26.2 million of cash for the same period in 2018. Equity and Convertible Securities investing activities used net cash of $149.0 million for the six months ended June 30, 2019, compared to net cash used of $61.0 million for the same period in 2018. Equity Method Limited Liability Investments investing activities used net cash of $37.9 million for the six months ended June 30, 2019, compared to net cash used of $6.4 million for the same period in 2018. Net cash used for the acquisition and development of software and long-lived assets was $30.7 million for the six months ended June 30, 2019, compared to $32.8 million for the same period in 2018.
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
Except for the deletion in its entirety of the risk factor entitled “To be successful, the combined company following the Infinity Merger must retain and motivate key employees, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.” and the addition of the risk factor below, that was previously included in Item 1A. of Part II, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2018 Annual Report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. As of June 30, 2019, the remaining share repurchase authorization was $243.7 million under the repurchase program. The Company did not repurchase any shares during the three months ended June 30, 2019.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1*	Non- Employee Director Restricted Stock Unit Award Agreement	8-K	001-18298	10.1	May 1, 2019
10.2	Term Loan Credit Agreement, dated as of June 4, 2019	8-K	001-18298	10.1	June 7, 2019
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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

Kemper Corporation

Date:	August 5, 2019	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2019	/S/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2019	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)