Form 10-Q
period 2019-09-30
KEMPER Corp
filed 2019-11-04
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
66,647,148 shares of common stock, $0.10 par value, were outstanding as of October 29, 2019.

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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this Quarterly Report on Form 10-Q. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
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
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate

•
Evolving policies, practices and interpretations by regulators and courts that increase operating costs and potential liabilities, particularly any that involve retroactive application of new requirements, including, but not limited to, state initiatives related to unclaimed property laws or claims handling practices with respect to life insurance policies and the proactive use of death verification databases;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•	Governmental actions, including, but not limited to, implementation of new laws and regulations, and court decisions interpreting existing and future laws and regulations or policy provisions;

•
Uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, dividends from insurance subsidiaries, acquisitions of businesses and other matters within the purview of state insurance regulators;

•	Increased costs and initiatives required to address new legal and regulatory requirements and developments related to cybersecurity, privacy and data governance;

Factors relating to insurance claims and related reserves in the Company’s insurance businesses

•
The incidence, frequency and severity of catastrophes occurring in any particular reporting period or geographic area, including natural disasters, pandemics and terrorist attacks or other man-made events;

•	The frequency and severity of insurance claims (including those associated with catastrophe losses);

•
Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the frequency and severity of insurance claims, changes in claims handling procedures and closure patterns and development patterns;

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

Caution Regarding Forward-Looking Statements (continued)

•
Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations, pronouncements or decisions by courts or regulators that may govern or influence losses incurred in connection with hurricanes and other catastrophes;

•	Orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	Changes in the pricing or availability of reinsurance, or in the financial condition of reinsurers and amounts recoverable therefrom;
Factors related to the Company’s ability to compete

•
Changes in the ratings of Kemper and/or its insurance company subsidiaries by rating agencies with regard to credit, financial strength, claims paying ability and other areas on which the Company is rated;

•
The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses and implementing significant business initiatives and the timing of the occurrence or completion of such events, including, but not limited to, those related to expense and claims savings, consolidations, reorganizations and technology;

•	Absolute and relative performance of the Company’s products and services, including, but not limited to, the level of success achieved in designing and introducing new insurance products and services;

•
The ability of the Company to maintain the availability and required performance of critical systems and manage technology initiatives cost-effectively to address insurance industry developments and regulatory requirements;

•
Heightened competition, including, with respect to pricing, consolidations of existing competitors or entry of new competitors and alternate distribution channels, introduction of new technologies, use and enhancements of telematics, refinements of existing products and development of new products by current or future competitors;

•
Expected benefits and synergies from mergers, acquisitions and/or divestitures that may not be realized to the extent anticipated, within expected time frames or at all, due to a number of factors including, but not limited to, the loss of key agents/brokers, customers or employees, increased costs, fees, expenses and related charges and delays caused by unanticipated developments or factors outside of the Company’s control;

Factors relating to the business environment in which Kemper and its subsidiaries operate

•
Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global events, and fluctuating values of particular investments held by the Company;

•	Absolute and relative performance of investments held by the Company;

•	Changes in insurance industry trends and significant industry developments;

•	Changes in consumer trends and significant consumer or product developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•	The impact of required participation in state windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, legal proceedings, or market forces;

•
Increased costs and risks related to cybersecurity that could materially affect the Company’s operations, including, but not limited to, data breaches, cyber-incidents, virus or malware attacks or other system hazards or infiltrations affecting system integrity, availability and performance, and actions taken to minimize and remediate the risks thereof;

Other risks and uncertainties described from time to time in Kemper’s filings with the SEC
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this Quarterly Report on Form 10-Q. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Revenues:
Earned Premiums	$3,326.6	$2,320.8	$1,135.2	$1,052.9
Net Investment Income	270.4	249.6	91.7	92.0
Other Income	31.8	40.2	7.2	37.8
Income from Change in Fair Value of Equity and Convertible Securities	99.7	12.1	9.8	11.0
Net Realized Gains on Sales of Investments	39.1	10.0	1.7	3.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(12.0)	(2.3)	(1.8)	(1.8)
Portion of Losses Recognized in Other Comprehensive Income	(0.1)	—	—	—
Net Impairment Losses Recognized in Earnings	(12.1)	(2.3)	(1.8)	(1.8)
Total Revenues	3,755.5	2,630.4	1,243.8	1,195.5
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	2,373.4	1,693.7	782.6	757.3
Insurance Expenses	754.3	627.3	256.0	296.0
Loss from Early Extinguishment of Debt	5.8	—	5.8	—
Interest and Other Expenses	117.3	116.4	37.9	61.7
Total Expenses	3,250.8	2,437.4	1,082.3	1,115.0
Income from Continuing Operations before Income Taxes	504.7	193.0	161.5	80.5
Income Tax (Expense) Benefit	(98.3)	(9.6)	(32.5)	11.8
Income from Continuing Operations	406.4	183.4	129.0	92.3
Income (Loss) from Discontinued Operations	—	0.2	—	(0.1)
Net Income	$406.4	$183.6	$129.0	$92.2
Income from Continuing Operations Per Unrestricted Share:
Basic	$6.17	$3.26	$1.93	$1.42
Diluted	$6.10	$3.23	$1.91	$1.40
Net Income Per Unrestricted Share:
Basic	$6.17	$3.26	$1.93	$1.42
Diluted	$6.10	$3.23	$1.91	$1.40

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Income	$406.4	$183.6	$129.0	$92.2
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	440.4	(232.1)	118.3	(49.9)
Foreign Currency Translation Adjustments	—	0.3	—	—
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	0.2	0.8	(0.4)	0.2
Gain on Cash Flow Hedges	0.3	1.1	0.2	0.9
Other Comprehensive Income (Loss) Before Income Taxes	440.9	(229.9)	118.1	(48.8)
Other Comprehensive Income Tax Benefit (Expense)	(92.6)	48.3	(24.9)	10.2
Other Comprehensive Income (Loss)	348.3	(181.6)	93.2	(38.6)
Total Comprehensive Income	$754.7	$2.0	$222.2	$53.6

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2019	Dec 31, 2018
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2019 - $6,299.7; 2018 - $6,284.5)	$6,883.6	$6,424.2
Equity Securities at Fair Value	928.7	684.4
Equity Securities at Modified Cost	41.2	41.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	213.4	187.0
Convertible Securities at Fair Value	35.6	31.5
Short-term Investments at Cost which Approximates Fair Value	424.2	286.1
Other Investments	447.4	414.8
Total Investments	8,974.1	8,069.5
Cash	133.6	75.1
Receivables from Policyholders	1,139.8	1,007.1
Other Receivables	217.1	245.4
Deferred Policy Acquisition Costs	536.5	470.0
Goodwill	1,114.0	1,112.4
Current Income Tax Assets	44.1	38.9
Other Assets	660.7	526.5
Total Assets	$12,819.9	$11,544.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,566.2	$3,558.7
Property and Casualty	1,941.6	1,874.9
Total Insurance Reserves	5,507.8	5,433.6
Unearned Premiums	1,574.9	1,424.3
Deferred Income Tax Liabilities	175.3	26.2
Liabilities for Unrecognized Tax Benefits	—	4.4
Collateralized Investment Borrowings at Cost (Fair Value: 2019 - $137.6; 2018 - $10.0)	137.6	10.0
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2019 - $817.0; 2018 - $911.2)	778.7	909.0
Accrued Expenses and Other Liabilities	751.4	687.3
Total Liabilities	8,925.7	8,494.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 66,641,693 Shares Issued and Outstanding at September 30, 2019 and 64,756,833 Shares Issued and Outstanding at December 31, 2018	6.7	6.5
Paid-in Capital	1,812.9	1,666.3
Retained Earnings	1,704.5	1,355.5
Accumulated Other Comprehensive Income	370.1	21.8
Total Shareholders’ Equity	3,894.2	3,050.1
Total Liabilities and Shareholders’ Equity	$12,819.9	$11,544.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2019	Sep 30, 2018
Operating Activities:
Net Income	$406.4	$183.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(66.5)	(82.1)
Amortization of Intangible Assets Acquired	24.3	106.1
Equity in Earnings of Equity Method Limited Liability Investments	0.5	(8.1)
Contribution to Defined Benefit Pension Plan	(55.3)	(5.1)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	9.2	9.2
Increase in Value of Equity and Convertible Securities at Fair Value	(99.7)	(12.1)
Amortization of Investment Securities and Depreciation of Investment Real Estate	1.2	6.9
Net Realized Gains on Sales of Investments	(39.1)	(10.0)
Net Impairment Losses Recognized in Earnings	12.1	2.3
Loss from Early Extinguishment of Debt	5.8	—
Depreciation and Amortization of Property, Equipment and Software	21.7	12.2
Increase in Receivables	(104.4)	(102.3)
Increase in Insurance Reserves	71.5	131.8
Increase in Unearned Premiums	150.7	102.3
Change in Income Taxes	46.1	4.6
Change in Accrued Expenses and Other Liabilities	(22.8)	(5.4)
Other, Net	4.8	11.4
Net Cash Provided by Operating Activities	366.5	345.3
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	1,067.9	2,133.7
Purchases of Fixed Maturities	(1,013.7)	(1,520.7)
Sales of Equity and Convertible Securities	99.7	186.6
Purchases of Equity and Convertible Securities	(248.2)	(344.3)
Acquisition and Improvements of Investment Real Estate	(1.2)	(1.0)
Sale of and Return of Investment of Equity Method Limited Liability Investments	25.7	7.3
Acquisitions of Equity Method Limited Liability Investments	(61.8)	(17.4)
Increase in Short-term Investments	(111.5)	(351.6)
Acquisition of Business, Net of Cash Acquired	—	(560.6)
Decrease (Increase) in Other Investments	(32.3)	0.6
Purchases of Corporate-owned Life Insurance	(50.0)	—
Acquisition of Software and Long-lived Assets	(53.8)	(53.9)
Other, Net	(2.0)	4.6
Net Cash Used by Investing Activities	(381.2)	(516.7)
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	49.9	249.0
Repayment of Long-term Debt	(185.0)	—
Proceeds from Collateralized Investment Borrowings	385.6	10.0
Repayment of Collateralized Investment Borrowings	(258.0)	—
Proceeds from Issuance of Common Stock, Net of Transaction Costs	127.5	—
Dividends and Dividend Equivalents Paid	(49.1)	(40.7)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.0	—
Cash Exercise of Stock Options	2.2	0.7
Other, Net	(0.9)	(0.5)
Net Cash Provided by Financing Activities	73.2	218.5
Increase in Cash	58.5	47.1
Cash, Beginning of Year	75.1	45.7
Cash, End of Period	$133.6	$92.8
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Nine Months Ended Sep 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income	—	—	—	406.4	—	406.4
Other Comprehensive Income (Note 8)	—	—	—	—	348.3	348.3
Cash Dividends and Dividend Equivalents to Shareholders ($0.75 per share)	—	—	—	(49.5)	—	(49.5)
Issuance of Common Stock, Net of Transaction Costs	1.6	0.2	127.0	—	—	127.2
Shares Issued Under Employee Stock Purchase Plan	—	—	1.0	—	—	1.0
Equity-based Compensation Cost	—	—	20.0	—	—	20.0
Equity-based Awards, Net of Shares Exchanged	0.3	—	(1.4)	(7.9)	—	(9.3)
Balance, September 30, 2019	66.6	$6.7	$1,812.9	$1,704.5	$370.1	$3,894.2

	Nine Months Ended Sep 30, 2018
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2017	51.5	$5.1	$673.1	$1,243.0	$194.4	$2,115.6
Cumulative Effect of Adoption of New Accounting Standard	—	—	—	(18.2)	18.2	—
Balance, January 1, 2018 As Adjusted	51.5	$5.1	$673.1	$1,224.8	$212.6	$2,115.6
Net Income	—	—	—	183.6	—	183.6
Other Comprehensive Income (Note 8)	—	—	—	—	(181.6)	(181.6)
Cash Dividends and Dividend Equivalents to Shareholders ($0.72 per share)	—	—	—	(40.7)	—	(40.7)
Issuances of Common Stock	13.1	1.3	977.2	—	—	978.5
Equity-based Compensation Cost	—	—	13.5	—	—	13.5
Equity-based Awards, Net of Shares Exchanged	0.1	0.1	(2.5)	(2.6)	(0.1)	(5.1)
Balance, September 30, 2018	64.7	$6.5	$1,661.3	$1,365.1	$30.9	$3,063.8

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended Sep 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2019	66.6	$6.7	$1,806.4	$1,593.7	$276.9	$3,683.7
Net Income	—	—	—	129.0	—	129.0
Other Comprehensive Income (Note 8)	—	—	—	—	93.2	93.2
Cash Dividends and Dividend Equivalents to Shareholders ($0.25 per share)	—	—	—	(16.7)	—	(16.7)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.0	—	—	1.0
Equity-based Compensation Cost	—	—	5.9	—	—	5.9
Equity-based Awards, Net of Shares Exchanged	—	—	(0.4)	(1.5)	—	(1.9)
Balance, September 30, 2019	66.6	$6.7	$1,812.9	$1,704.5	$370.1	$3,894.2

	Three Months Ended Sep 30, 2018
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2018	51.6	$5.2	$681.5	$1,289.4	$69.6	$2,045.7
Net Income	—	—	—	92.2	—	92.2
Other Comprehensive Income (Note 8)	—	—	—	—	(38.6)	(38.6)
Cash Dividends and Dividend Equivalents to Shareholders ($0.24 per share)	—	—	—	(15.8)	—	(15.8)
Issuances of Common Stock	13.1	1.3	977.2	—	—	978.5
Equity-based Compensation Cost	—	—	5.4	—	—	5.4
Equity-based Awards, Net of Shares Exchanged	—	—	(2.8)	(0.7)	(0.1)	(3.6)
Balance, September 30, 2018	64.7	$6.5	$1,661.3	$1,365.1	$30.9	$3,063.8

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
Adoption of New Accounting Guidance
Guidance Adopted in 2019
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases—(Topic 842). ASU 2016-02 introduced a lessee model that requires the recognition of a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than twelve months. The Company adopted ASU 2016-02 using the modified retrospective method at the beginning of the period of the adoption and elected the permitted practical expedients to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The adoption of ASU 2016-02 had no impact on the Company’s Shareholders’ Equity as of January 1, 2019, but resulted in the establishment of a ROU asset of $66.5 million, a lease liability of $82.5 million and an adjustment to deferred rent liability of $16.0 million. The ROU Asset and related liabilities were included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2019.
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
In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which made a number of changes meant to simplify interim disclosures. The new rule required a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).” ASU 2019-07 codifies Final Rule Release No. 33-10532 and is effective immediately. The additional elements of this release did not have a material impact on our overall Condensed Consolidated Financial Statements. The Company adopted the new disclosure requirements in our Form 10-Q for the period ended September 30, 2019.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
Guidance Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that utilizes expected credit losses to provide for an allowance for credit losses for certain financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record the reversal to income in the current period, which GAAP currently prohibits. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 31, 2018 and interim periods within such year. The Company is currently evaluating the impact of this guidance on its financial statements.
In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. ASU 2018-12 is effective for fiscal years beginning January 1, 2022. The amendments in ASU 2018-12 are intended to improve measurement of the liability for future policy benefits related to nonparticipating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs, and enhance presentation and disclosures. The Company is currently evaluating the impact of this guidance on its financial statements.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2019. Other than the adoption of ASU 2016-02, Leases—(Topic 842) there were no adoptions of such accounting pronouncements during the nine months ended September 30, 2019 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the possible exceptions of (i) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (ii) ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to Accounting for Long-Duration Contracts, (iii) ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and (iv) ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after September 30, 2019 to have a material impact on the Company’s financial statements and/or disclosures.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Acquisition of Business (continued)
Based on the Company’s final allocation of the purchase price, the fair value of the assets acquired and liabilities assumed were:

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

1Non-deductible for tax-purposes.
Note 3 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2019 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$797.1	$42.1	$(0.3)	$838.9
States and Political Subdivisions	1,397.2	148.5	(0.6)	1,545.1
Foreign Governments	15.8	1.1	(2.5)	14.4
Corporate Securities:
Bonds and Notes	3,506.5	410.4	(9.8)	3,907.1
Collateralized Loan Obligations	543.7	1.2	(8.4)	536.5
Other Mortgage- and Asset-backed	39.4	2.2	—	41.6
Investments in Fixed Maturities	$6,299.7	$605.5	$(21.6)	$6,883.6

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

Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $50.3 million and $10.5 million at September 30, 2019 and December 31, 2018, respectively. Other Receivables included $2.3 million and $0.5 million of unsettled sales of Investments in Fixed Maturities at September 30, 2019 and December 31, 2018, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2019 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$81.4	$81.8
Due after One Year to Five Years	867.8	890.1
Due after Five Years to Ten Years	1,641.3	1,767.9
Due after Ten Years	2,538.4	2,954.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,170.8	1,189.6
Investments in Fixed Maturities	$6,299.7	$6,883.6

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2019 consisted of securities issued by the Government National Mortgage Association with a fair value of $591.5 million, securities issued by the
Federal National Mortgage Association with a fair value of $7.5 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $12.5 million and securities of other non-governmental issuers with a fair value of $578.1 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2019 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$22.0	$(0.2)	$5.6	$(0.1)	$27.6	$(0.3)
States and Political Subdivisions	22.7	(0.3)	6.6	(0.3)	29.3	(0.6)
Foreign Governments	1.1	(0.5)	2.4	(2.0)	3.5	(2.5)
Corporate Securities:
Bonds and Notes	200.5	(3.3)	71.7	(6.5)	272.2	(9.8)
Collateralized Loan Obligations	353.4	(5.4)	87.4	(3.0)	440.8	(8.4)
Total Fixed Maturities	$599.7	$(9.7)	$173.7	$(11.9)	$773.4	$(21.6)

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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2019, were $21.6 million, of which $11.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.2 million of unrealized losses at September 30, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at September 30, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $6.5 million and below-investment-grade fixed maturity investments comprised $15.1 million of the unrealized losses on investments in fixed maturities at September 30, 2019. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 6% of the amortized cost basis of the investment. At September 30, 2019, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation of the prospects of the issuers at September 30, 2019, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Period	$1.1	$1.6	$1.2	$1.6
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	0.2	—	0.1	—
Additional Pre-tax Credit Losses on Fixed Maturities with Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Period	—	—	—	—
Reductions to Previously Recognized OTTI Credit Losses	—	—	—	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	(0.5)	—	(0.5)
Reductions for Investments Sold During Period	—	—	—	—
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Period	$1.3	$1.1	$1.3	$1.1

Equity Securities
Investments in Equity Securities at Fair Value were $928.7 million and $684.4 million at September 30, 2019 and December 31, 2018, respectively. Net unrealized gains arising during the nine months ended September 30, 2019 and recognized in earnings, related to such investments still held as of September 30, 2019, were $98.3 million.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an other-than-temporary impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in the carrying value due to observable transactions. The Company recognized an impairment of $0.1 million on Equity Securities at Modified Cost in other comprehensive income for the nine months ended September 30, 2019 as a result of the Company’s qualitative impairment analysis. The Company has recognized $0.2 million cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $5.0 million of cumulative impairments on Equity Securities at Modified Cost held as of September 30, 2019.
There were no unsettled sales of Investments in Equity Securities at September 30, 2019 and December 31, 2018. There were no unsettled purchases of Investments in Equity Securities at September 30, 2019 and December 31, 2018.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at September 30, 2019 is limited to the total carrying value of $213.4 million. In addition, the Company had outstanding commitments totaling approximately $94.3 million to fund Equity Method Limited Liability Investments at September 30, 2019.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
Other Investments
The carrying values of the Company’s Other Investments at September 30, 2019 and December 31, 2018 were:

(Dollars in Millions)	Sep 30, 2019	Dec 31, 2018
Loans to Policyholders at Unpaid Principal	$302.7	$300.6
Real Estate at Depreciated Cost	112.3	114.2
Mortgage Loans	32.4	—
Total	$447.4	$414.8

Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2019 and 2018 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Investment Income:
Interest on Fixed Income Securities	$225.5	$197.4	$73.5	$70.6
Dividends on Equity Securities Excluding Alternative Investments	14.6	7.0	5.2	2.5
Alternative Investments:
Equity Method Limited Liability Investments	0.6	8.1	1.6	(0.4)
Limited Liability Investments Included in Equity Securities	12.9	22.8	5.2	13.7
Total Alternative Investments	13.5	30.9	6.8	13.3
Short-term Investments	6.9	4.3	2.5	2.3
Loans to Policyholders	16.9	16.5	5.9	5.5
Real Estate	7.1	7.2	2.4	2.4
Other	0.9	0.6	0.6	0.2
Total Investment Income	285.4	263.9	96.9	96.8
Investment Expenses:
Real Estate	7.2	7.5	2.5	2.6
Other Investment Expenses	7.8	6.8	2.7	2.2
Total Investment Expenses	15.0	14.3	5.2	4.8
Net Investment Income	$270.4	$249.6	$91.7	$92.0

Gross gains and losses on sales of investments in fixed maturities for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Fixed Maturities:
Gains on Sales	$39.7	$11.2	$1.9	$5.9
Losses on Sales	(4.8)	(6.5)	(0.3)	(2.5)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2019 and 2018 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,874.9	$1,016.8
Less Reinsurance Recoverables at Beginning of Year	101.9	53.1
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,773.0	963.7
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	3.6	682.9
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	2,140.1	1,412.7
Prior Years:
Continuing Operations	(55.8)	(1.2)
Discontinued Operations	—	(0.5)
Total Incurred Losses and LAE Related to Prior Years	(55.8)	(1.7)
Total Incurred Losses and LAE	2,084.3	1,411.0
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	1,128.8	770.9
Prior Years:
Continuing Operations	850.7	533.1
Discontinued Operations	2.4	2.2
Total Paid Losses and LAE Related to Prior Years	853.1	535.3
Total Paid Losses and LAE	1,981.9	1,306.2
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,879.0	1,751.4
Plus Reinsurance Recoverables at End of Period	62.6	67.7
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,941.6	$1,819.1

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
For the nine months ended September 30, 2019, the Company decreased its property and casualty insurance reserves by $55.8 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal automobile insurance loss and LAE reserves developed favorably by $19.6 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Preferred Personal automobile insurance loss and LAE reserves developed favorably by $5.6 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to 2018 and 2017 accident years. Homeowners loss and LAE reserves developed favorably by $13.6 million primarily due to the net of reinsurance impact from the sale of subrogation rights related to the 2017 and 2018 California Wildfires. Other personal lines loss and LAE reserves developed favorably by $5.0 million due primarily to the emergence of more favorable loss patterns than expected for 2018 and 2017 accident years. Commercial automobile insurance loss and LAE reserves developed favorably by $11.1 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)
For the nine months ended September 30, 2018, the Company decreased its property and casualty insurance reserves by $1.7 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal automobile insurance loss and LAE reserves developed adversely by $3.1 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance for the 2017 accident year. Preferred Personal automobile insurance loss and LAE reserves developed favorably by $3.6 million due primarily to the emergence of loss patterns that were better than expected for liability insurance for the 2016 and prior accident years, partially offset by the emergence of less favorable loss patterns than expected for both physical damage and liability insurance lines for the 2017 accident year. Homeowners insurance non-catastrophe loss and LAE reserves developed adversely by $10.1 million due primarily to the emergence of loss patterns that were worse than expected for the 2016 and 2015 accident years, partially offset by favorable development on catastrophes of $6.5 million related to the 2017 accident year. Other personal lines loss and LAE reserves developed favorably by $2.9 million due primarily to the emergence of more favorable loss patterns than expected for the 2016 and 2015 accident years. Commercial automobile loss and LAE reserves developed favorably by $1.4 million due primarily to the emergence of loss patterns that were more favorable than expected for the 2015 and 2014 accident year.
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
Note 5 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under heading, “Term Loan Due 2020,” for additional information). On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.1 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either September 30, 2019 or December 31, 2018.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at September 30, 2019 and December 31, 2018 was:

(Dollars in Millions)	Sep 30, 2019	Dec 31, 2018
Term Loan due June 29, 2020	$—	$34.9
5.0% Senior Notes due September 19, 2022	280.3	281.5
Term Loan due July 5, 2023	49.9	—
4.35% Senior Notes due February 15, 2025	448.5	448.4
7.375% Subordinated Debentures due February 27, 2054	—	144.2
Total Long-term Debt Outstanding	$778.7	$909.0

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
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). On July 5, 2019, the Company borrowed $49.9 million, net of debt issuance costs, under the 2023 Term Loan, with a final maturity date of July 5, 2023 (and a mutual option to extend the maturity date by one year).
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
4.35% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of September 30, 2019. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Redemption of 7.375% Subordinated Debentures Due 2054
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company recognized a loss on early extinguishment of debt of $5.8 million in its September 30, 2019 Condensed Consolidated Statement of Income.
The Company used the proceeds received from Kemper’s common stock offering on June 7, 2019, as well as a portion of the proceeds from its July 5, 2019 borrowing under the 2023 Term Loan, to repay the 7.375% Subordinated Debentures. See Note 9, “Stockholders’ Equity,” for additional information regarding the common stock offering.
Collateralized Investment Borrowings
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock held by United Insurance was $2.8 million and $0.8 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of FHLB of Dallas common stock held by Trinity was $3.3 million at both September 30, 2019 and December 31, 2018. The Company periodically uses short-term and long-term FHLB borrowings for a combination of cash management, risk management, and spread investing purposes.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. These advances were made in connection with the start-up of a collateralized investment borrowing program for the Company (“Collateralized Investment Borrowing” program) and were collateralized by U.S Government Agency securities held in a custodial account with the FHLB of Chicago with a fair value of $15.7 million at December 31, 2018. These advances were repaid in March of 2019.
During the first nine months of 2019, United Insurance received advances of $385.6 million from the FHLB of Chicago and made repayments of $247.9 million under the Collateralized Investment Borrowing program. United Insurance had outstanding advances from the FHLB of Chicago totaling $137.6 million at September 30, 2019. Proceeds were used to purchase fixed maturity securities to earn incremental net investment income.
United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $184.1 million at September 30, 2019 in connection with its outstanding advance from the FHLB of Chicago. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings.
The following summarizes the terms of the Company’s Collateralized Investment Borrowings at September 30, 2019:

(Dollars in Millions)	Principal Borrowings	Weighted-average Interest Rate
Due in One Year or Less	$107.8	2.68%
Due after One Year to Two Years	27.1	2.73%
Due after Two Years	2.7	2.34%
Total	$137.6

Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $32.5 million and $9.2 million for the nine and three months ended September 30, 2019, respectively. Interest paid, including facility fees, was $43.0 million and $18.9 million for the nine and three months ended September 30, 2019, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $29.3 million and $13.4 million for the nine and three months ended September 30, 2018. Interest paid, including facility fees, was $35.0 million and $19.7 million for the nine and three months ended September 30, 2018.
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

(Dollars in Millions)	Nine Months Ended Sep 30, 2019
Lease Cost:
Amortization of Right-of-Use Assets	$0.5
Operating Lease Cost	15.5
Short-Term Lease Cost (1)	0.1
Total Expense	16.1
Less: Sublease Income (2)	(0.1)
Total Lease Cost	$16.0
(1) - Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Condensed Consolidated Statements of Income.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2019 is as follows:

(Dollars in Millions)	Nine Months Ended Sep 30, 2019
Operating Cash Flows from Operating Lease (Fixed Payments)	$15.1
Operating Cash Flows from Operating Lease (Liability Reduction)	13.3
Financing Cash Flows from Finance Leases	0.5
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	19.1
Significant judgments and assumptions for determining lease asset and liability at September 30, 2019 are presented below.

Weighted-average Remaining Lease Term - Finance Leases	1.7 years
Weighted-average Remaining Lease Term - Operating Leases	7.3 years
Weighted-average Discount Rate - Finance Leases	4.0%
Weighted-average Discount Rate - Operating Leases	4.0%

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the nine and three months ended September 30, 2019 and 2018 is presented below.

	Nine Months Ended		Three Months Ended
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
(Dollars in Millions)
Income from Continuing Operations	$406.4	$183.4	$129.0	$92.3
Less Income from Continuing Operations Attributed to Participating Awards	1.4	1.0	0.4	0.4
Income from Continuing Operations Attributed to Unrestricted Shares	405.0	182.4	128.6	91.9
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$405.0	$182.4	$128.6	$91.9
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	65,621.8	55,925.7	66,622.4	64,580.4
Equity-based Compensation Equivalent Shares	719.4	569.8	585.3	769.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,341.2	56,495.5	67,207.7	65,349.5
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$6.17	$3.26	$1.93	$1.42
Diluted Income from Continuing Operations Per Unrestricted Share	$6.10	$3.23	$1.91	$1.40

The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2019 and 2018, because the effect of inclusion would be anti-dilutive, is presented below.

	Nine Months Ended		Three Months Ended
(Number of Shares in Thousands)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Equity-based Compensation Equivalent Shares	553.6	293.7	544.7	47.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	553.6	293.7	544.7	47.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$467.3	$(224.4)	$118.1	$(43.4)
Reclassification Adjustment for Amounts Included in Net Income	(26.9)	(7.7)	0.2	(6.5)
Unrealized Holding Gains (Losses)	440.4	(232.1)	118.3	(49.9)
Foreign Currency Translation Adjustments	—	0.3	—	—
Net Unrecognized Postretirement Benefit Costs	0.2	0.8	(0.4)	0.2
Gain (Loss) on Cash Flow Hedges During the Period Before Reclassification Adjustment	0.3	0.8	0.3	0.9
Reclassification Adjustment for Amounts Included in Net Income	—	0.3	(0.1)	—
Gain (Loss) on Cash Flow Hedges	0.3	1.1	0.2	0.9
Other Comprehensive Income (Loss) Before Income Taxes	$440.9	$(229.9)	$118.1	$(48.8)

The components of Other Comprehensive Income Tax Benefit (Expense) for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(98.1)	$47.2	$(24.8)	$9.2
Reclassification Adjustment for Amounts Included in Net Income	5.7	1.6	—	1.3
Unrealized Holding Gains (Losses)	(92.4)	48.8	(24.8)	10.5
Foreign Currency Translation Adjustments	—	(0.1)	—	—
Net Unrecognized Postretirement Benefit Costs	(0.1)	(0.1)	—	—
Gain and Loss on Cash Flow Hedges During the Period Before Reclassification Adjustment	(0.1)	(0.2)	(0.1)	(0.2)
Reclassification Adjustment for Amounts Included in Net Income	—	(0.1)	—	(0.1)
Gain and Loss on Cash Flow Hedges	(0.1)	(0.3)	(0.1)	(0.3)
Other Comprehensive Income Tax Benefit (Expense)	$(92.6)	$48.3	$(24.9)	$10.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of AOCI at September 30, 2019 and December 31, 2018 were:

(Dollars in Millions)	Sep 30, 2019	Dec 31, 2018
Net Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$—	$—
Other Net Unrealized Gains on Investments	467.3	119.3
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(94.3)	(94.5)
Loss on Cash Flow Hedges, Net of Income Taxes	(2.9)	(3.0)
Accumulated Other Comprehensive Income	$370.1	$21.8

Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2019 and 2018:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$39.1	$10.0	$1.7	$8.3
Net Impairment Losses Recognized in Earnings	(12.2)	(2.3)	(1.9)	(1.8)
Total Before Income Taxes	26.9	7.7	(0.2)	6.5
Income Tax Expense	(5.7)	(1.6)	—	(1.3)
Reclassification from AOCI, Net of Income Taxes	21.2	6.1	(0.2)	5.2
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	0.6	(0.8)	—	(0.2)
Income Tax Benefit (Expense)	(0.1)	0.1	—	—
Reclassification from AOCI, Net of Income Taxes	0.5	(0.7)	—	(0.2)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	—	(0.3)	(0.1)	(0.2)
Income Tax Benefit	—	0.1	—	0.1
Reclassification from AOCI, Net of Income Taxes	—	(0.2)	(0.1)	(0.1)
Total Reclassification from AOCI to Net Income	$21.7	$5.2	$(0.3)	$4.9

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
Under the ESPP, eligible employees may purchase shares of Company common stock through payroll deductions of between 1% and 10% of after-tax compensation each pay period, with a maximum participation of $25,000 annually. The shares are purchased at the end of each three-month offering period at a 15% discount from the closing market price as reported on the New York Stock Exchange on the last trading day of the offering period. The first offering period began on July 1, 2019 and ended on September 30, 2019. The Company issued 12,638 shares under the plan on September 30, 2019 at a discounted price of $66.26 per share. Compensation costs charged against income was $0.1 million for the three months ended September 30, 2019. There was no tax benefit recognized by the Company in relation to the ESPP for the three months ended September 30, 2019.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Stockholders’ Equity (continued)
Common Stock Issuance
On June 7, 2019, the Company completed a public offering of its common stock and issued 1,552,500 shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million, of which $0.2 million was accrued for and included in Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheet at September 30, 2019. In July 2019, the Company used the net proceeds of $127.2 million from the offering, together with a portion of the proceeds from the 2023 Term Loan (see Note 5, “Debt”) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
Note 10 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns resulting from an election to update interest rates used to compute the tax basis of reserves on life insurance contracts issued prior to 2018, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014 and 2015 has been extended to June 30, 2020.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
There were no unrecognized tax benefits at September 30, 2019. Liabilities for Unrecognized Tax Benefits at December 31, 2018 included $3.7 million for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Liabilities for Unrecognized Tax Benefits included accrued interest of $0.7 million at December 31, 2018.
Income taxes paid, net of refunds received, were $52.2 million for the nine months ended September 30, 2019. Income taxes paid, net of refunds received, were $10.2 million for the nine months ended September 30, 2018.
Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 8,650 participants and beneficiaries, of which 1,250 are active employees. Effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan, and, effective January 1, 2006, the Pension Plan was closed to new hires. The components of Pension Income for the Pension Plan for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Interest Cost on Projected Benefit Obligation	$16.8	$15.2	$5.6	$5.0
Expected Return on Plan Assets	(22.9)	(21.7)	(7.6)	(7.3)
Amortization of Net Actuarial Loss	2.2	3.2	0.7	1.1
Total Pension Benefit Recognized	$(3.9)	$(3.3)	$(1.3)	$(1.2)

On August 22, 2019, the Company made a voluntary cash contribution of $55.3 million to the Pension Plan.
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 525 retired and 550 active employees.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
The components of OPEB benefits for the OPEB Plans for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Service Cost	$0.1	$0.1	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.3	—	0.1
Amortization of Prior Service Credit	(1.0)	(1.4)	(0.3)	(0.5)
Amortization of Net Gain	(1.8)	(1.0)	(0.8)	(0.3)
Total OPEB Benefit Recognized	$(2.4)	$(2.0)	$(1.1)	$(0.7)

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
Earned Premiums by product line for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Preferred Property & Casualty Insurance:
Personal Automobile	$353.0	$325.0	$119.7	$111.4
Homeowners	182.6	186.5	61.5	62.5
Other Personal Lines	29.5	30.4	9.8	10.1
Specialty Property & Casualty Insurance:
Specialty Automobile	2,092.5	1,229.0	719.2	655.3
Commercial Automobile	186.2	80.6	64.2	55.9
Life & Health Insurance:
Life	289.0	284.3	96.2	95.2
Accident and Health	142.4	132.0	47.6	44.9
Property	51.4	53.0	17.0	17.6
Total Earned Premiums	$3,326.6	$2,320.8	$1,135.2	$1,052.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Segment Revenues:
Preferred Property & Casualty Insurance:
Earned Premiums	$565.1	$541.9	$191.0	$184.0
Net Investment Income	32.6	47.8	12.0	20.1
Total Preferred Property & Casualty Insurance	597.7	589.7	203.0	204.1
Specialty Property & Casualty Insurance:
Earned Premiums	2,278.7	1,309.6	783.4	711.2
Net Investment Income	79.2	40.8	28.8	20.7
Other Income	6.2	1.6	4.4	0.9
Total Specialty Property & Casualty Insurance	2,364.1	1,352.0	816.6	732.8
Life & Health Insurance:
Earned Premiums	482.8	469.3	160.8	157.7
Net Investment Income	154.4	159.2	49.7	51.0
Other Income	5.6	2.9	2.9	1.2
Total Life & Health Insurance	642.8	631.4	213.4	209.9
Total Segment Revenues	3,604.6	2,573.1	1,233.0	1,146.8
Income from Change in Fair Value of Equity and Convertible Securities	99.7	12.1	9.8	11.0
Net Realized Gains on Sales of Investments	39.1	10.0	1.7	3.6
Net Impairment Losses Recognized in Earnings	(12.1)	(2.3)	(1.8)	(1.8)
Other	24.2	37.5	1.1	35.9
Total Revenues	$3,755.5	$2,630.4	$1,243.8	$1,195.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the nine and three months ended September 30, 2019 and 2018 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Segment Operating Profit:
Preferred Property & Casualty Insurance	$36.2	$22.0	$26.5	$14.1
Specialty Property & Casualty Insurance	277.4	84.1	98.6	26.9
Life & Health Insurance	86.4	97.6	41.0	33.5
Total Segment Operating Profit	400.0	203.7	166.1	74.5
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	20.1	35.7	—	35.7
Other	(24.1)	(28.2)	(3.1)	(14.3)
Corporate and Other Operating Profit (Loss)	(4.0)	7.5	(3.1)	21.4
Adjusted Consolidated Operating Profit	396.0	211.2	163.0	95.9
Income from Change in Fair Value of Equity and Convertible Securities	99.7	12.1	9.8	11.0
Net Realized Gains on Sales of Investments	39.1	10.0	1.7	3.6
Net Impairment Losses Recognized in Earnings	(12.1)	(2.3)	(1.8)	(1.8)
Acquisition Related Transaction, Integration and Other Costs	(12.2)	(38.0)	(5.4)	(28.2)
Loss from Early Extinguishment of Debt	(5.8)	—	(5.8)	—
Income from Continuing Operations before Income Taxes	$504.7	$193.0	$161.5	$80.5

Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the nine and three months ended September 30, 2019 and 2018 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Segment Net Operating Income (Loss):
Preferred Property & Casualty Insurance	$29.1	$19.7	$21.1	$12.2
Specialty Property & Casualty Insurance	220.8	67.3	78.5	21.5
Life & Health Insurance	69.8	77.9	33.4	27.1
Total Segment Net Operating Income	319.7	164.9	133.0	60.8
Corporate and Other Net Operating Income (Loss) From:
Total Corporate and Other Net Operating Income (Loss)	0.7	33.6	(3.0)	43.7
Adjusted Consolidated Net Operating Income	320.4	198.5	130.0	104.5
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	78.8	9.6	7.8	8.7
Net Realized Gains on Sales of Investments	30.9	7.9	1.4	2.8
Net Impairment Losses Recognized in Earnings	(9.6)	(1.8)	(1.5)	(1.4)
Acquisition Related Transaction, Integration and Other Costs	(9.5)	(30.8)	(4.1)	(22.3)
Loss from Early Extinguishment of Debt	(4.6)	—	(4.6)	—
Income from Continuing Operations	$406.4	$183.4	$129.0	$92.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheet at September 30, 2019 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$149.4	$689.5	$—	$—	$838.9
States and Political Subdivisions	—	1,543.2	1.9	—	1,545.1
Foreign Governments	—	14.4	—	—	14.4
Corporate Securities:
Bonds and Notes	—	3,481.9	425.2	—	3,907.1
Collateralized Loan Obligations	—	—	536.5	—	536.5
Other Mortgage- and Asset-backed	—	10.4	31.2	—	41.6
Total Investments in Fixed Maturities	149.4	5,739.4	994.8	—	6,883.6
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	43.7	—	—	43.7
Other Industries	0.9	13.6	—	—	14.5
Common Stocks:
Finance, Insurance and Real Estate	12.3	—	—	—	12.3
Other Industries	0.3	0.3	—	—	0.6
Other Equity Interests:
Exchange Traded Funds	659.3	—	—	—	659.3
Limited Liability Companies and Limited Partnerships	—	—	—	198.3	198.3
Total Investments in Equity Securities at Fair Value	672.8	57.6	—	198.3	928.7
Convertible Securities at Fair Value	—	35.6	—	—	35.6
Total	$822.2	$5,832.6	$994.8	$198.3	$7,847.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
At September 30, 2019, the Company had unfunded commitments to invest an additional $145.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at September 30, 2019.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$249.8	2.5%	-	10.2%	4.3%
Non-investment-grade:
Senior Debt	Market Yield	117.5	2.7	-	19.9	9.8
Junior Debt	Market Yield	82.4	9.9	-	18.0	13.1
Collateralized Loan Obligations (investment grade and non-investment grade)	Market Yield	536.5	3.7	-	12.6	5.4
Other	Various	8.6
Total Level 3 Fixed Maturity Investments in Corporate Securities		$994.8

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2019 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$382.6	$—	$504.9	$9.9	$897.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(6.0)	—	0.5	—	(5.5)
Included in Other Comprehensive Income (Loss)	9.4	—	4.2	1.2	14.8
Purchases	196.5	1.9	32.4	20.6	251.4
Settlements	(23.5)	—	(19.6)	(0.5)	(43.6)
Sales	(134.7)	—	(2.9)	—	(137.6)
Transfers into Level 3	2.5	—	17.0	—	19.5
Transfers out of Level 3	(1.6)	—	—	—	(1.6)
Balance at End of Period	$425.2	$1.9	$536.5	$31.2	$994.8

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2019 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$415.6	$—	$539.0	$10.4	$965.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	1.7	—	0.4	—	2.1
Included in Other Comprehensive Income (Loss)	(0.8)	—	(3.5)	0.4	(3.9)
Purchases	35.1	1.9	8.2	20.6	65.8
Settlements	(7.4)	—	(7.6)	(0.2)	(15.2)
Sales	(19.0)	—	—	—	(19.0)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at End of Period	$425.2	$1.9	$536.5	$31.2	$994.8

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the nine and three months ended September 30, 2019. There was $1.6 million in transfers out of Level 3 for the nine months ended September 30, 2019. The transfers into Level 3 were due to changes in the availability of market observable inputs.

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

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between levels 1 and 2 for the nine and three months ended September 30, 2018. Transfers out of Level 3 were $69.5 million for the nine months ended September 30, 2018, of which $61.8 million was transferred into Equity Securities at Modified Cost due to the adoption of ASU 2016-01 and $7.7 million was transferred into Level 2 due to changes in the availability of market observable inputs.There were $2.7 million transfers out of Level 3 for the three months ended September 30, 2018 due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	September 30, 2019		December 31, 2018
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$302.7	$636.8	$300.6	$542.6
Short-term Investments	424.2	424.2	286.1	286.1
Mortgage Loans	32.4	32.4	—	—
Financial Liabilities:
Debt	$778.7	$817.0	$909.0	$911.2
Collateralized Investment Borrowings	137.6	137.6	10.0	10.0

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

Note 14 - Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, arbitrations, regulatory examinations, audits and inquiries. Except with regard to the matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s consolidated financial statements.
Over the last decade there have been an array of initiatives that intend, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which can include legislation, audits, regulatory examinations and related litigation, seek to alter the terms of life insurance contracts by imposing requirements that did not exist and were not contemplated at the time the issuing companies entered into such contracts.
In 2016, the Company voluntarily began implementing a comprehensive process to compare the life insurance records of its life insurance subsidiaries against one or more death verification databases to determine if any of its insureds may be deceased. The initial implementation of the process is continuing.
Attempts to estimate the ultimate outcomes of the aforementioned initiatives entail uncertainties including but not limited to (i) the scope and interpretation of pertinent statutes, including the matching criteria and methodologies to be used in comparing policy records against a death verification database, (ii) the universe of policies affected, (iii) the results of audits, examinations and other actions by regulators and (iv) related litigation.
Gain Contingency
In October 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”), claiming that Computer Sciences Corporation (“CSC”) had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. CSC denied KCSI’s claims and filed a counterclaim. On April 1, 2017, CSC merged with a spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company and is now known as DXC Technology Company (“DXC”). DXC stock is publicly traded on the New York Stock Exchange.
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
In September 2018, the Texas district court issued an Amended Final Judgment that (i) confirmed the Arbitration Award in favor of KCSI, (ii) denied CSC’s motion to vacate, and (iii) entered judgment against CSC in the total amount of $141.7 million.
CSC is appealing the district court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. CSC has, in the meantime, paid Kemper $35.7 million in September 2018 and an additional $20.1 million in April 2019 in partial satisfaction of the final judgment. The Company recognized such payments in Other Income in its Consolidated Statement of Income for the year ended December 31, 2018 and in its Condensed Consolidated Statement of Income for the nine months ended September 30, 2019. The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in these Condensed Consolidated Financial Statements.
Note 15 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $153.8 million in assets managed by FS&C at September 30, 2019 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.7 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $406.4 million ($6.17 per unrestricted common share) for the nine months ended September 30, 2019, compared to $183.6 million ($3.26 per unrestricted common share) for the same period in 2018. Income from Continuing Operations was $406.4 million ($6.17 per unrestricted common share) for the nine months ended September 30, 2019, compared to $183.4 million ($3.26 per unrestricted common share) for the same period in 2018.
Net Income was $129.0 million ($1.93 per unrestricted common share) for the three months ended September 30, 2019, compared to $92.2 million ($1.42 per unrestricted common share) for the same period in 2018. Income from Continuing Operations was $129.0 million ($1.93 per unrestricted common share) for the three months ended September 30, 2019, compared to $92.3 million ($1.42 per unrestricted common share) for the same period in 2018.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the nine and three months ended September 30, 2019 and 2018 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2019	Sep 30, 2018	Increase (Decrease)	Sep 30, 2019	Sep 30, 2018	Increase (Decrease)
Net Income	$406.4	$183.6	$222.8	$129.0	$92.2	$36.8
Income from Discontinued Operations	—	0.2	(0.2)	—	(0.1)	0.1
Income from Continuing Operations	406.4	183.4	223.0	129.0	92.3	36.7
Less:
Income from Change in Fair Value of Equity and Convertible Securities	78.8	9.6	69.2	7.8	8.7	(0.9)
Net Realized Gains on Sales of Investments	30.9	7.9	23.0	1.4	2.8	(1.4)
Net Impairment Losses Recognized in Earnings	(9.6)	(1.8)	(7.8)	(1.5)	(1.4)	(0.1)
Acquisition Related Transaction, Integration and Other Costs	(9.5)	(30.8)	21.3	(4.1)	(22.3)	18.2
Loss from Extinguishment of Debt	(4.6)	—	(4.6)	(4.6)	—	(4.6)
Adjusted Consolidated Net Operating Income	$320.4	$198.5	$121.9	$130.0	$104.5	$25.5

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Preferred Property & Casualty Insurance	29.1	19.7	9.4	21.1	12.2	8.9
Specialty Property & Casualty Insurance	220.8	67.3	153.5	78.5	21.5	57.0
Life & Health Insurance	69.8	77.9	(8.1)	33.4	27.1	6.3
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	—	26.0	(26.0)	—	26.0	(26.0)
Partial Satisfaction of Judgment	15.9	28.2	(12.3)	—	28.2	(28.2)
Other	(15.2)	(20.6)	5.4	(3.0)	(10.5)	7.5
Corporate and Other Net Operating Income (Loss)	0.7	33.6	(32.9)	(3.0)	43.7	(46.7)
Adjusted Consolidated Net Operating Income	$320.4	$198.5	$121.9	$130.0	$104.5	$25.5
Net Income
Net Income increased by $222.8 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher Adjusted Consolidated Net Operating Income, higher investment results and lower acquisition related transaction, integration and other costs. Adjusted Consolidated Net Operating Income increased by $121.9 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher Specialty Property & Casualty Insurance segment net operating income, partially offset by a reduction in Corporate and Other Net Operating Income. Specialty Property & Casualty Insurance segment net operating income increased by $153.5 million due primarily to the inclusion of Infinity for nine months in 2019 versus three months in 2018 and favorable underlying loss and prior year

Summary of Results (continued)
development. See MD&A, “Specialty Property & Casualty Insurance,” for additional discussion of the segment’s results. Corporate and Other Net Operating Income decreased due primarily to a tax benefit as a result of the finalization of certain effects of the Tax Act on deferred income taxes recognized in the third quarter of 2018 as well as lower gain recognized for the partial satisfaction of a final judgment against CSC. The Company’s investment results were favorably impacted in 2019, compared to 2018, by a $69.2 million after-tax increase from the change in fair value of the equity and convertible securities and a $23.0 million after-tax increase from net realized gains on sales of investments, partially offset by $7.8 million after-tax of higher impairment losses recognized in earnings. See MD&A, “Investment Results,” for additional discussion.
Net Income increased by $36.8 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to higher Adjusted Consolidated Net Operating Income and lower acquisition related transaction, integration and other costs. Adjusted Consolidated Net Operating Income increased $25.5 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to higher Specialty Property and Casualty Insurance segment net operating income, partially offset by a reduction in Corporate and Other Net Operating Income. Specialty Property & Casualty Insurance segment net operating income increased by $57.0 million due primarily to higher amortization of Infinity purchase accounting adjustments in 2018 compared to 2019, as well as, favorable loss and LAE reserve development. See MD&A, “Specialty Property & Casualty Insurance,” for additional discussion of the segment’s results. Corporate and Other Net Operating Income declined primarily due to a tax benefit recognized in the third quarter of 2018 as well as a gain recognized for the partial satisfaction of a final judgment against CSC in the third quarter of 2018.
Revenues
Earned Premiums were $3,326.6 million for the nine months ended September 30, 2019, compared to $2,320.8 million for the same period in 2018, an increase of $1,005.8 million. Earned Premiums for the nine months ended September 30, 2019 increased by $23.2 million, $969.1 million and $13.5 million in the Preferred Property & Casualty, Specialty Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Preferred Property & Casualty Insurance,” “Specialty Property & Casualty Insurance,” and “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,135.2 million for the three months ended September 30, 2019, compared to $1,052.9 million for the same period in 2018, an increase of $82.3 million. Earned Premiums for the three months ended September 30, 2019 increased by $7.0 million, $72.2 million and $3.1 million in the Preferred Property & Casualty, Specialty Property & Casualty Insurance segment and Life & Health Insurance segment, respectively. See MD&A, “Preferred Property & Casualty Insurance,” “Specialty Property & Casualty Insurance,” and “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $20.8 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher levels of investments, largely due to the inclusion of the Infinity portfolio beginning in July 2018, partially offset by a lower rate of return from Alternative Investments. Net Investment Income from Alternative Investments related to Equity Method Limited Liability Investments decreased by $7.5 million due primarily to a lower rate of return. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $9.9 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return.
Net Investment Income decreased by $0.3 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return from Alternative Investments and lower yields on fixed income securities, partially offset by higher dividend income from investments in common and preferred stocks and a higher investment base. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $8.5 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return. Net Investment Income from Alternative Investments related to Equity Method Limited Liability Investments increased by $2.0 million due primarily to a higher rate of return.
Other Income was $31.8 million for the nine months ended September 30, 2019, compared to $40.2 million for the same period in 2018. Other income for the nine months ended September 30, 2019 includes a gain of $20.1 million, compared to a gain of $35.7 million for the same period in 2018, related to the partial satisfaction of a final judgment against CSC. The Company cannot make any assurance as to the final judgment that will actually be collected or when that it may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and, accordingly, is not recognized in these Condensed Consolidated Financial Statements. See Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements. In July 2019, the Company entered into a marketing agreement with Hagerty to transfer the Company’s Classic

Summary of Results (continued)
Collectors book of business to Hagerty. Other Income for the nine months ended September 30, 2019 includes a gain of $3.8 million related to this agreement. Other Income for the nine months ended September 30, 2019 includes income of $5.0 million, compared to income of $2.6 million for the same period in 2018, from the Company’s corporate-owned life insurance (“COLI”) policy. Other Income from the Company’s COLI policy increased due in part to the purchase of additional life insurance in the third quarter of 2019.
Other Income was $7.2 million for the three months ended September 30, 2019, compared to $37.8 million for the same period in 2018. Other income for three months ended September 30, 2018 includes a gain of $35.7 million related to the partial satisfaction of a final judgment against CSC. Other Income for the three months ended September 30, 2019 includes the $3.8 million gain related to the agreement with Hagerty. Other Income for the three months ended September 30, 2019 includes income of $2.8 million, compared to income of $1.0 million for the same period in 2018, from the Company’s COLI policy. Other Income from the Company’s COLI policy increased due in part to the purchase of additional life insurance in the third quarter of 2019.
Net Realized Gains on Sales of Investments were $39.1 million for the nine months ended September 30, 2019, compared to $10.0 million for the same period in 2018. Net Realized Gains on Sales of Investments were $1.7 million for the three months ended September 30, 2019, compared to $3.6 million for the same period in 2018.
Net Impairment Losses Recognized in Earnings were $12.1 million for the nine months ended September 30, 2019, compared to $2.3 million for the same period in 2018. Net Impairment Losses Recognized in Earnings were $1.8 million for both the three months ended September 30, 2019 and 2018.
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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the nine and three months ended September 30, 2019 or 2018.
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

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Premiums Written	$566.7	$564.1	$189.6	$195.6
Earned Premiums	565.1	541.9	191.0	184.0
Net Investment Income	32.6	47.8	12.0	20.1
Total Revenues	597.7	589.7	203.0	204.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	361.6	338.6	121.7	116.6
Catastrophe Losses and LAE	51.1	65.9	11.9	18.3
Prior Years:
Non-catastrophe Losses and LAE	(10.5)	2.9	(1.1)	(1.9)
Catastrophe Losses and LAE	(15.3)	(7.4)	(15.4)	(0.2)
Total Incurred Losses and LAE	386.9	400.0	117.1	132.8
Insurance Expenses	174.6	167.7	59.4	57.2
Operating Profit	36.2	22.0	26.5	14.1
Income Tax Expense	(7.1)	(2.3)	(5.4)	(1.9)
Segment Net Operating Income	$29.1	$19.7	$21.1	$12.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	64.1%	62.5%	63.8%	63.4%
Current Year Catastrophe Losses and LAE Ratio	9.0	12.2	6.2	9.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.9)	0.5	(0.6)	(1.0)
Prior Years Catastrophe Losses and LAE Ratio	(2.7)	(1.4)	(8.1)	(0.1)
Total Incurred Loss and LAE Ratio	68.5	73.8	61.3	72.2
Insurance Expense Ratio	30.9	30.9	31.1	31.1
Combined Ratio	99.4%	104.7%	92.4%	103.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	64.1%	62.5%	63.8%	63.4%
Insurance Expense Ratio	30.9	30.9	31.1	31.1
Underlying Combined Ratio	95.0%	93.4%	94.9%	94.5%
Non-GAAP Measure Reconciliation
Combined Ratio	99.4%	104.7%	92.4%	103.3%
Less:

Current Year Catastrophe Losses and LAE Ratio	9.0	12.2	6.2	9.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.9)	0.5	(0.6)	(1.0)
Prior Years Catastrophe Losses and LAE Ratio	(2.7)	(1.4)	(8.1)	(0.1)
Underlying Combined Ratio	95.0%	93.4%	94.9%	94.5%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2019		Sep 30, 2018
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	41	$25.8	37	$27.5
$5 - $10	2	12.0	2	15.4
$10 - $15	1	13.3	2	22.3
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	44	$51.1	41	$65.2
Insurance Reserves

(Dollars in Millions)	Sep 30, 2019	Dec 31, 2018
Insurance Reserves:
Preferred Automobile	$267.3	$270.0
Homeowners	108.8	147.9
Other	32.2	35.0
Insurance Reserves	$408.3	$452.9
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$277.8	$312.5
Incurred But Not Reported	100.4	110.0
Total Loss and LAE Reserves	378.2	422.5
Unallocated LAE Reserves	30.1	30.4
Insurance Reserves	$408.3	$452.9
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

Preferred Property & Casualty Insurance (continued)
Overall
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $29.1 million for the nine months ended September 30, 2019, compared to $19.7 million for the same period in 2018. Net operating results increased by $9.4 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and higher favorable loss and LAE development (including a one-time recovery on prior year catastrophes,) partially offset by lower net investment income and higher underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $23.2 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher average earned premium. All lines experienced an increase in average earned premium, although the overall impact on Earned Premiums was driven primarily by preferred automobile insurance, which had an increase in earned premiums of $22.9 million due to higher average earned premium. Homeowners insurance and other insurance had increases in earned premiums from higher average earned premium of $1.9 million and $2.5 million, respectively. Overall volume declined, as decreases in homeowners and other insurance of $5.8 million and $3.4 million, respectively, were partially offset by higher volume in preferred automobile insurance of $5.1 million.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $15.2 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return from Alternative Investments.
Underlying losses and LAE as a percentage of earned premiums were 64.1% in 2019, a deterioration of 1.6 percentage points, compared to 2018, driven by deterioration in both preferred personal automobile and homeowners insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $51.1 million in 2019, compared to $65.9 million in 2018, a decrease of $14.8 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to fewer catastrophic events in the $10 million to $15 million per event range in 2019, compared to 2018, and lower severity of other catastrophic events in 2019, compared to 2018. Favorable loss and LAE reserve development (including catastrophe reserve development) was $25.8 million in 2019, compared to $4.5 million in 2018. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Insurance expenses were $174.6 million, or 30.9% of earned premiums in 2019, flat as a percentage of earned premium when compared to 2018.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $21.1 million for the three months ended September 30, 2019, compared to $12.2 million for the same period in 2018. Segment Net Operating Income increased by $8.9 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and higher favorable loss and LAE reserve development (including a one-time recovery on prior year catastrophes), partially offset by lower net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $7.0 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to higher average earned premium. All lines experienced an increase from average earned premium, although the overall impact on Earned Premiums was driven primarily by preferred automobile insurance and other insurance, which had increases in earned premiums of $9.0 million and $1.2 million, respectively, due to higher average earned premium. Overall volume declined, with decreases in preferred automobile insurance, homeowners insurance, and other insurance of $0.7 million, $1.1 million, and $1.5 million, respectively.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $8.1 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to a lower rate of return from Alternative Investments in 2019, compared to 2018.
Underlying losses and LAE as a percentage of earned premiums were 63.8% in 2019, a deterioration of 0.4 percentage points, compared to 2018, driven primarily by higher underlying losses and LAE as a percentage of earned premiums in preferred personal automobile insurance, partially offset by lower underlying losses and LAE as a percentage of earned premiums in homeowners insurance. Catastrophe losses and LAE (excluding reserve development) were $11.9 million in 2019, compared to $18.3 million in 2018, an improvement of $6.4 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to fewer catastrophic events in the $5 million to $10 million per event range in 2019, compared to 2018. Favorable loss and LAE reserve development (including catastrophe reserve development) was $16.5 million in 2019, compared to $2.1 million in 2018. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Insurance expenses were $59.4 million, or 31.1% of earned premiums, in 2019, flat as a percentage of earned premiums when compared to 2018.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Premiums Written	$357.4	$346.4	$117.5	$119.3

Earned Premiums	353.0	325.0	119.7	111.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	246.3	223.2	83.2	$74.9
Catastrophe Losses and LAE	6.3	6.8	2.1	2.3
Prior Years:
Non-catastrophe Losses and LAE	(5.4)	(3.5)	(0.5)	(2.6)
Catastrophe Losses and LAE	(0.2)	(0.1)	(0.1)	—
Total Incurred Losses and LAE	$247.0	$226.4	$84.7	$74.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.8%	68.7%	69.5%	67.2%
Current Year Catastrophe Losses and LAE Ratio	1.8	2.1	1.8	2.1
Prior Years Non-catastrophe Losses and LAE Ratio	(1.5)	(1.1)	(0.4)	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	—
Total Incurred Loss and LAE Ratio	70.0%	69.7%	70.8%	67.0%
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on preferred automobile insurance increased by $28.0 million for the nine months ended September 30, 2019, compared to the same period in 2018, as higher average earned premiums accounted for an increase in earned premiums of $22.9 million, while higher volume accounted for an increase in earned premiums of $5.1 million. Incurred losses and LAE were $247.0 million, or 70.0% of earned premiums, in 2019, compared to $226.4 million, or 69.7% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 69.8% in 2019, compared to 68.7% in 2018, a deterioration of 1.1 percentage points due primarily to the impact of business mix in 2019. Catastrophe losses and LAE (excluding reserve development) were $6.3 million in 2019, compared to $6.8 million in 2018. Favorable loss and LAE reserve development was $5.6 million in 2019, compared to $3.6 million in 2018.

Preferred Property & Casualty Insurance (continued)
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on preferred automobile insurance increased by $8.3 million for the three months ended September 30, 2019, compared to the same period in 2018, as higher average earned premium accounted for an increase in earned premiums of $9.0 million, while lower volume accounted for a decrease in earned premiums of $0.7 million. Incurred losses and LAE were $84.7 million, or 70.8% of earned premiums, in 2019, compared to $74.6 million, or 67.0% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of related earned premiums were 69.5% in 2019, compared to 67.2% in 2018, a deterioration of 2.3 percentage points due primarily to the impact of business mix in 2019. Catastrophe losses and LAE (excluding reserve development) were $2.1 million in 2019, compared to $2.3 million in 2018. Favorable loss and LAE reserve development was $0.6 million in 2019, compared to $2.6 million in 2018.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Premiums Written	$180.6	$187.7	$62.3	$66.0

Earned Premiums	182.6	186.5	61.5	$62.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$101.6	$100.8	34.2	$36.8
Catastrophe Losses and LAE	43.7	58.4	9.3	16.0
Prior Years:
Non-catastrophe Losses and LAE	—	10.1	0.2	1.8
Catastrophe Losses and LAE	(13.6)	(6.5)	(13.6)	(0.1)
Total Incurred Losses and LAE	$131.7	$162.8	$30.1	$54.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	55.6%	54.1%	55.6%	58.9%
Current Year Catastrophe Losses and LAE Ratio	23.9	31.3	15.1	25.6
Prior Years Non-catastrophe Losses and LAE Ratio	—	5.4	0.3	2.9
Prior Years Catastrophe Losses and LAE Ratio	(7.4)	(3.5)	(22.1)	(0.2)
Total Incurred Loss and LAE Ratio	72.1%	87.3%	48.9%	87.2%

Preferred Property & Casualty Insurance (continued)
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums in homeowners insurance decreased by $3.9 million for the nine months ended September 30, 2019, compared to the same period in 2018, as lower volume accounted for a decrease in earned premiums of $5.8 million, while higher average earned premium accounted for an increase in earned premiums of $1.9 million. Incurred losses and LAE were $131.7 million, or 72.1% of earned premiums, in 2019, compared to $162.8 million, or 87.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and higher favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 55.6% in 2019, compared to 54.1% in 2018, a deterioration of 1.5 percentage points due primarily to higher frequency and severity of non-catastrophe large losses in 2019 compared to 2018. Catastrophe losses and LAE (excluding reserve development) were $43.7 million in 2019, compared to $58.4 million in 2018. Loss and LAE reserve development was favorable by $13.6 million in 2019, compared to adverse development of $3.6 million in 2018. Favorable loss and LAE reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums in homeowners insurance decreased by $1.0 million for the three months ended September 30, 2019, compared to the same period in 2018, as lower volume accounted for a decrease in earned premiums of $1.1 million, while higher average earned premium accounted for an increase in earned premiums of $0.1 million. Incurred losses and LAE were $30.1 million, or 48.9% of earned premiums in 2019, compared to $54.5 million, or 87.2% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss and LAE reserve development), a favorable change in loss and LAE reserve development and lower underlying losses and LAE. Underlying losses and LAE as a percentage of earned premiums were 55.6% in 2019, compared to 58.9% in 2018, an improvement of 3.3 percentage points due primarily from favorable intra-year development and the impact on the ratio from higher earned premiums resulting from a reduction in reinsurance reinstatement premium for prior years due to the above mentioned recognition and sale of subrogation rights. Catastrophe losses and LAE (excluding reserve development) were $9.3 million in 2019, compared to $16.0 million in 2018. Loss and LAE reserve development was favorable by $13.4 million in 2019, compared to adverse development of $1.7 million in 2018. Favorable loss and LAE reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Premiums Written	$28.7	$30.0	$9.8	$10.3

Earned Premiums	29.5	30.4	9.8	10.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	13.7	14.6	4.3	4.9
Catastrophe Losses and LAE	1.1	0.7	0.5	—
Prior Years:
Non-catastrophe Losses and LAE	(5.1)	(3.7)	(0.8)	(1.1)
Catastrophe Losses and LAE	(1.5)	(0.8)	(1.7)	(0.1)
Total Incurred Losses and LAE	$8.2	$10.8	$2.3	$3.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	46.5%	48.0%	43.9%	48.5%
Current Year Catastrophe Losses and LAE Ratio	3.7	2.3	5.1	—
Prior Years Non-catastrophe Losses and LAE Ratio	(17.3)	(12.2)	(8.2)	(10.9)
Prior Years Catastrophe Losses and LAE Ratio	(5.1)	(2.6)	(17.3)	(1.0)
Total Incurred Loss and LAE Ratio	27.8%	35.5%	23.5%	36.6%
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on other personal insurance decreased by $0.9 million for the nine months ended September 30, 2019, compared to the same period in 2018, as lower volume accounted for a decrease in earned premiums of $3.4 million, while higher average earned premium accounted for an increase in earned premiums of $2.5 million. Incurred losses and LAE were $8.2 million, or 27.8% of earned premiums, in 2019, compared to $10.8 million, or 35.5% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to higher favorable loss and LAE reserve development in 2019, compared to 2018. Underlying losses and LAE as a percentage of earned premiums were 46.5% in 2019, compared to 48.0% in 2018, an improvement of 1.5 percentage points. Catastrophe losses and LAE (excluding reserve development) were $1.1 million in 2019, compared to $0.7 million in 2018. Favorable loss and LAE reserve development was $6.6 million in 2019, compared to $4.5 million in 2018.
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on other personal insurance decreased by $0.3 million for the three months ended September 30, 2019, compared to the same period in 2018, as lower volume accounted for a decrease in earned premiums of $1.5 million, while higher average earned premium accounted for an increase in earned premiums of $1.2 million. Incurred losses and LAE were $2.3 million, or 23.5% of earned premiums, in 2019, compared to $3.7 million, or 36.6% of earned premiums, in 2018. Underlying losses and LAE as a percentage of earned premiums were 43.9% in 2019, compared to 48.5% in 2018, an improvement of 4.6 percentage points due primarily to normal period to period volatility. Catastrophe losses and LAE (excluding reserve development) were $0.5 million in 2019. Favorable loss and LAE reserve development was $2.5 million in 2019, compared to $1.2 million in 2018.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Premiums Written	$2,428.8	$1,392.7	$815.0	$735.4
Earned Premiums	2,278.7	1,309.6	783.4	711.2
Net Investment Income	79.2	40.8	28.8	20.7
Other Income	6.2	1.6	4.4	0.9
Total Revenues	2,364.1	1,352.0	816.6	732.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,702.9	987.1	579.4	527.6
Catastrophe Losses and LAE	7.3	3.7	2.3	1.4
Prior Years:
Non-catastrophe Losses and LAE	(31.0)	2.0	(4.1)	(1.6)
Catastrophe Losses and LAE	0.3	(0.3)	0.2	—
Total Incurred Losses and LAE	1,679.5	992.5	577.8	527.4
Insurance Expenses	404.9	273.7	139.2	176.8
Other Expenses	2.3	1.7	1.0	1.7
Operating Profit	277.4	84.1	98.6	26.9
Income Tax Expense	(56.6)	(16.8)	(20.1)	(5.4)
Segment Net Operating Income	$220.8	$67.3	$78.5	$21.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.8%	75.3%	74.0%	74.2%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.3	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(1.4)	0.2	(0.5)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	73.7	75.8	73.8	74.2
Insurance Expense Ratio	17.8	20.9	17.8	24.9
Combined Ratio	91.5%	96.7%	91.6%	99.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	74.8%	75.3%	74.0%	74.2%
Insurance Expense Ratio	17.8	20.9	17.8	24.9
Underlying Combined Ratio	92.6%	96.2%	91.8%	99.1%
Non-GAAP Measure Reconciliation
Combined Ratio	91.5%	96.7%	91.6%	99.1%
Less:

Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.3	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(1.4)	0.2	(0.5)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	92.6%	96.2%	91.8%	99.1%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2019	Dec 31, 2018
Insurance Reserves:
Non-Standard Automobile	$1,278.7	$1,177.2
Commercial Automobile	223.9	209.8
Insurance Reserves	$1,502.6	$1,387.0
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$760.2	$692.8
Incurred But Not Reported	598.8	556.2
Total Loss and LAE Reserves	1,359.0	1,249.0
Unallocated LAE Reserves	143.6	138.0
Insurance Reserves	$1,502.6	$1,387.0
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

Specialty Property & Casualty Insurance (continued)
Overall
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $220.8 million for the nine months ended September 30, 2019, compared to $67.3 million for the same period in 2018. Segment net operating results improved by $153.5 million due primarily to the acquisition of Infinity and favorable underlying loss and prior year development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $969.1 million for the nine months ended September 30, 2019, compared to the same period in 2018. Infinity accounted for $803.2 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for increases in earned premiums of $143.1 million and $22.8 million, respectively. Both of the segment’s product lines had higher volume, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance, which had a volume increase of $141.0 million. Both of the segment’s product lines experienced an increase from higher average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had an increase from higher average earned premium of $21.1 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $38.4 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to a higher investment base, largely due to the inclusion of the Infinity investment portfolio for the entire nine month period in 2019 versus only a three month period in 2018, partially offset by a lower rate of return from Alternative Investments.
Underlying losses and LAE as a percentage of earned premiums were 74.8% in 2019, an improvement of 0.5 percentage points, compared to 2018, driven primarily by a lower underlying losses as a percentage of earned premiums in commercial automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $7.3 million in 2019, compared to $3.7 million in 2018, a deterioration of $3.6 million. Favorable loss and LAE reserve development (including catastrophe reserve development) was $30.7 million in 2019, compared to adverse development of $1.7 million in 2018.
Insurance expenses were $404.9 million, or 17.8% of earned premiums, in 2019, an improvement of 3.1 percentage points compared to 2018, driven primarily by lower amortization of Infinity purchase accounting adjustments in 2019, compared to 2018.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $78.5 million for the three months ended September 30, 2019, compared to $21.5 million for the same period in 2018. Segment Net Operating Income improved by $57.0 million in 2019 due primarily an improved insurance expense ratio due in part to lower amortization of purchase accounting adjustments in 2019, compared to 2018.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $72.2 million for the three months ended September 30, 2019, compared to the same period in 2018. Higher volume and higher average earned premium accounted for increases in earned premiums of $67.9 million and $4.3 million, respectively. Both of the segment’s product lines had higher volume, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance, which had a volume increase of $60.4 million, while commercial automobile insurance had a volume increase of $7.5 million. Both of the segment’s product lines experienced an increase in higher average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had an increase due to higher average earned premium of $3.5 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $8.1 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to a higher investment base and higher yields, partially offset by a lower rate of return from Alternative Investments.
Underlying losses and LAE as a percentage of earned premiums were 74.0% in 2019, an improvement of 0.2% percentage points, compared to 2018, driven primarily by improvements in commercial automobile insurance, partially offset by increase in specialty personal automobile insurance. Catastrophe losses and LAE (excluding reserve development) were $2.3 million in 2019, compared to $1.4 million in 2018, a deterioration of $0.9 million. Favorable Loss and LAE reserve development (including catastrophe reserve development) was $3.9 million in 2019, compared to favorable development of $1.6 million in 2018.
Insurance expenses were $139.2 million, or 17.8% of earned premiums in 2019, an improvement of 7.1 percentage points compared to 2018, driven primarily by lower amortization of Infinity purchase accounting adjustments in 2019, compared to 2018.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Premiums Written	$2,226.2	$1,309.4	$749.5	$679.1

Earned Premiums	2,092.5	1,229.0	719.2	655.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,574.0	926.2	538.2	485.6
Catastrophe Losses and LAE	6.6	3.2	2.0	1.3
Prior Years:
Non-catastrophe Losses and LAE	(19.9)	3.3	(1.8)	(1.1)
Catastrophe Losses and LAE	0.3	(0.2)	0.2	—
Total Incurred Losses and LAE	$1,561.0	$932.5	$538.6	$485.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.3%	75.3%	74.9%	74.1%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.3	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(1.0)	0.3	(0.3)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	74.6%	75.9%	74.9%	74.1%
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on specialty personal automobile insurance increased by $863.5 million for the nine months ended September 30, 2019, compared to the same period in 2018. Infinity accounted for $701.2 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for increases in earned premiums of $141.2 million and $21.1 million, respectively. Incurred losses and LAE were $1,561.0 million, or 74.6% of earned premiums in 2019, compared to $932.5 million, or 75.9% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 75.3% in both 2019 and in 2018. Catastrophe losses and LAE (excluding reserve development) were $6.6 million in 2019, compared to $3.2 million in 2018. Loss and LAE reserve development was favorable by $19.6 million in 2019, compared to $3.1 million adverse development in 2018.
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on specialty personal automobile insurance increased by $63.9 million for the three months ended September 30, 2019, compared to the same period in 2018. Higher volume and higher average earned premium accounted for increases in earned premiums of $60.4 million and $3.5 million, respectively. Incurred losses and LAE were $538.6 million, or 74.9% of earned premiums, in 2019, compared to $485.8 million, or 74.1% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums deteriorated due primarily to higher underlying losses and LAE. Underlying losses and LAE as a percentage of related earned premiums were 74.9% in 2019, compared to 74.1% in 2018, a deterioration of 0.8% percentage points, due primarily to normal loss trends in excess of rate increases. Catastrophe losses and LAE (excluding reserve development) were $2.0 million in 2019, compared to $1.3 million in 2018. Loss and LAE reserve development was favorable by $1.6 million in 2019, compared to $1.1 million in 2018.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net Premiums Written	$202.6	$83.3	$65.5	$56.3

Earned Premiums	186.2	80.6	64.2	55.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	128.9	60.9	41.2	42.0
Catastrophe Losses and LAE	0.7	0.5	0.3	0.1
Prior Years:
Non-catastrophe Losses and LAE	(11.1)	(1.3)	(2.3)	(0.5)
Catastrophe Losses and LAE	—	(0.1)	—	—
Total Incurred Losses and LAE	$118.5	$60.0	$39.2	$41.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.2%	75.5%	64.2%	75.1%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.6	0.5	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(6.0)	(1.6)	(3.6)	(0.9)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	—
Total Incurred Loss and LAE Ratio	63.6%	74.4%	61.1%	74.4%
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on commercial automobile insurance increased by $105.6 million for the nine months ended September 30, 2019, compared to the same period in 2018. Infinity accounted for $101.8 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for increases in earned premiums of $2.1 million and $1.7 million, respectively. Incurred losses and LAE were $118.5 million, or 63.6% of earned premiums in 2019, compared to $60.0 million, or 74.4% of earned premiums in 2018. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower underlying losses and LAE as a percentage of earned premiums as well as favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 69.2% in 2019, compared to 75.5% in 2018, an improvement of 6.3 percentage points due primarily to the inclusion of the Infinity business which has lower frequency of claims and higher average earned premiums. Favorable loss and LAE reserve development was $11.1 million in 2019, compared to favorable development of $1.4 million in 2018.
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums on commercial automobile insurance increased by $8.3 million for the three months ended September 30, 2019, compared to the same period in 2018. Higher volume and higher average earned premium accounted for increases in earned premiums of $7.5 million and $0.8 million, respectively. Incurred losses and LAE were $39.2 million, or 61.1% of earned premiums in 2019, compared to $41.6 million, or 74.4% of earned premiums in 2018. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 64.2% in 2019, compared to 75.1% in 2018, an improvement of 10.9 percentage points due primarily to higher average earned premiums in excess of the current loss trend. Favorable loss and LAE reserve development was $2.3 million in 2019, compared to favorable development of $0.5 million in 2018.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Earned Premiums	482.8	469.3	160.8	157.7
Net Investment Income	154.4	159.2	49.7	51.0
Other Income	5.6	2.9	2.9	1.2
Total Revenues	642.8	631.4	213.4	209.9
Policyholders’ Benefits and Incurred Losses and LAE	307.7	301.1	88.8	97.0
Insurance Expenses	248.7	232.7	83.6	79.4
Operating Profit	86.4	97.6	41.0	33.5
Income Tax Expense	(16.6)	(19.7)	(7.6)	(6.4)
Segment Net Operating Income	$69.8	$77.9	$33.4	$27.1
Insurance Reserves

(Dollars in Millions)	Sep 30, 2019	Dec 31, 2018
Insurance Reserves:
Future Policyholder Benefits	$3,441.1	$3,400.4
Incurred Losses and LAE Reserves:
Life	97.0	130.5
Accident and Health	28.1	27.8
Property	3.5	4.4
Total Incurred Losses and LAE Reserves	128.6	162.7
Insurance Reserves	$3,569.7	$3,563.1
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Social Security Administration’s Death Master File (the “DMF”) and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. In the third quarter of 2019, the Company reduced its estimate of the initial impact of using death verification databases by $15.0 million.
Overall
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums in the Life & Health Insurance segment increased by $13.5 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher volume of sales from accident and health insurance products and life insurance products.
Net Investment Income decreased by $4.8 million in 2019, compared to 2018, due primarily to lower yields on fixed income securities and a lower rate of return from Alternative Investments, partially offset by a higher investment base.
Other Income increased by $2.7 million in 2019, compared to 2018, due primarily to a higher level of corporate owned life insurance.
Policyholders’ Benefits and Incurred Losses and LAE increased by $6.6 million in 2019, compared to 2018, due primarily to higher severity on accident and health insurance claims, partially offset by a decrease of $15.0 million in the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations.

Life and Health Insurance (continued)
Expenses in the Life & Health Insurance segment increased by $16.0 million in 2019, compared to 2018, due primarily to higher commissions on increased volume within the business and investments to enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $69.8 million for the nine months ended September 30, 2019, compared to $77.9 million in 2018.
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned Premiums in the Life & Health Insurance segment increased by $3.1 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to higher volume of sales from accident and health insurance products and life insurance products.
Net Investment Income decreased by $1.3 million in 2019, compared to 2018, due primarily to lower yields on fixed income securities, partially offset by higher levels of investments in fixed income securities.
Other Income increased by $1.7 million in 2019, compared to 2018, due primarily to a higher level of corporate owned life insurance.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $8.2 million in 2019, compared to 2018, due primarily to a $15.0 million adjustment to the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations, partially offset by higher severity on accident and health insurance claims.
Expenses in the Life & Health Insurance segment increased by $4.2 million in 2019, compared to 2018, due primarily to higher commissions on increased volume within the business and investments to enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $33.4 million for the three months ended September 30, 2019, compared to $27.1 million for the same period in 2018.
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Earned Premiums	$289.0	$284.3	$96.2	$95.2
Net Investment Income	148.7	153.0	47.8	48.9
Other Income	5.4	2.5	2.8	0.9
Total Revenues	443.1	439.8	146.8	145.0
Policyholders’ Benefits and Incurred Losses and LAE	204.7	209.5	56.0	66.7
Insurance Expenses	159.9	150.4	53.3	51.8
Operating Profit	78.5	79.9	37.5	26.5
Income Tax Expense	(15.1)	(15.6)	(7.0)	(4.5)
Total Product Line Net Operating Income	$63.4	$64.3	$30.5	$22.0
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned premiums on life insurance increased by $4.7 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher volume of new business sales. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $204.7 million in 2019, compared to $209.5 million in 2018, a decrease of $4.8 million due primarily to adjustment of the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations. Insurance Expenses increased by $9.5 million in 2019, compared to 2018, due primarily to higher commissions on increased volume and investments to enhance the capabilities of the business.

Life and Health Insurance (continued)
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned premiums on life insurance increased by $1.0 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to higher volume of new business sales. Policyholders’ benefits and Incurred Losses and LAE on life insurance were $56.0 million in 2019, compared to $66.7 million in 2018, a decrease of $10.7 million due primarily to an adjustment of the Company’s estimate of the ultimate cost of using death verification databases. Insurance Expenses increased by $1.5 million in 2019, compared to 2018, due primarily to higher commissions on increased volume and investments to enhance the capabilities of the business.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Earned Premiums	$142.4	$132.0	$47.6	$44.9
Net Investment Income	4.5	4.6	1.5	1.5
Other Income	0.2	0.4	0.1	0.3
Total Revenues	147.1	137.0	49.2	46.7
Policyholders’ Benefits and Incurred Losses and LAE	84.5	72.8	27.6	23.5
Insurance Expenses	65.9	58.9	22.7	19.7
Operating Profit	(3.3)	5.3	(1.1)	3.5
Income Tax Expense	0.8	(1.4)	0.3	(1.0)
Total Product Line Net Operating Income	$(2.5)	$3.9	$(0.8)	$2.5
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned premiums on accident and health insurance increased by $10.4 million for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher volume on accident and health insurance products. Incurred accident and health insurance losses were $84.5 million, or 59.3% of accident and health insurance earned premiums in 2019, compared to $72.8 million, or 55.2% of accident and health insurance earned premiums, in 2018, an increase of 4.1 percentage points, due primarily to higher severity of claims for certain health products. Insurance Expenses increased by $7.0 million in 2019, compared to 2018, due primarily to premium growth.
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned premiums on accident and health insurance increased by $2.7 million for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to higher volume on accident and health insurance products. Incurred accident and health insurance losses were $27.6 million, or 58.0% of accident and health insurance earned premiums in 2019, compared to $23.5 million, or 52.3% of accident and health insurance earned premiums in 2018, an increase of 5.7 percentage points, due primarily to higher severity of claims for certain health products. Insurance Expenses increased by $3.0 million in 2019, compared to 2018, due primarily to premium growth.

Life and Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Earned Premiums	$51.4	$53.0	$17.0	$17.6
Net Investment Income	1.2	1.6	0.4	0.6
Total Revenues	52.6	54.6	17.4	18.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	14.3	15.5	4.5	5.9
Catastrophe Losses and LAE	2.6	1.7	0.5	0.4
Prior Years:
Non-catastrophe Losses and LAE	0.9	1.6	0.1	0.6
Catastrophe Losses and LAE	0.7	—	0.1	(0.1)
Total Incurred Losses and LAE	18.5	18.8	5.2	6.8
Insurance Expenses	22.9	23.4	7.6	7.9
Operating Profit	11.2	12.4	4.6	3.5
Income Tax Expense	(2.3)	(2.7)	(0.9)	(0.9)
Total Product Line Net Operating Income	$8.9	$9.7	$3.7	$2.6
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	27.7%	29.3%	26.5%	33.5%
Current Year Catastrophe Losses and LAE Ratio	5.1	3.2	2.9	2.3
Prior Years Non-catastrophe Losses and LAE Ratio	1.8	3.0	0.6	3.4
Prior Years Catastrophe Losses and LAE Ratio	1.4	—	0.6	(0.6)
Total Incurred Loss and LAE Ratio	36.0%	35.5%	30.6%	38.6%
Nine Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned premiums on property insurance decreased by $1.6 million for the nine months ended September 30, 2019, compared to the same period in 2018. Incurred losses and LAE on property insurance were $18.5 million, or 36.0% of property insurance earned premiums, in 2019, compared to $18.8 million, or 35.5% of property insurance earned premiums in 2018. Current year non-catastrophe losses and LAE on property insurance were $14.3 million, or 27.7% of property insurance earned premiums in 2019, compared to $15.5 million, or 29.3% of property insurance earned premiums in 2018, a decrease of 1.6 percentage points due primarily to lower frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $2.6 million in 2019, compared to $1.7 million in 2018. Adverse loss and LAE reserve development was $1.6 million in 2019 and 2018.
Three Months Ended September 30, 2019 Compared to the Same Period in 2018
Earned premiums on property insurance decreased by $0.6 million for the three months ended September 30, 2019, compared to the same period in 2018. Incurred losses and LAE on property insurance were $5.2 million, or 30.6% of property insurance earned premiums in 2019, compared to $6.8 million, or 38.6% of property insurance earned premiums in 2018. Current year non-catastrophe losses and LAE on property insurance were $4.5 million, or 26.5% of property insurance earned premiums in 2019, compared to $5.9 million, or 33.5% of property insurance earned premiums in 2018, a decrease of 7.0 percentage points due primarily to lower frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $0.5 million in 2019, compared to $0.4 million in 2018. Adverse loss and LAE reserve development was $0.2 million in 2019, compared to $0.5 million in 2018.

Investment Results
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2019 and 2018 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Investment Income:
Interest on Fixed Income Securities	$225.5	$197.4	$73.5	$70.6
Dividends on Equity Securities Excluding Alternative Investments	14.6	7.0	5.2	2.5
Alternative Investments:
Equity Method Limited Liability Investments	0.6	8.1	1.6	(0.4)
Limited Liability Investments Included in Equity Securities	12.9	22.8	5.2	13.7
Total Alternative Investments	13.5	30.9	6.8	13.3
Short-term Investments	6.9	4.3	2.5	2.3
Loans to Policyholders	16.9	16.5	5.9	5.5
Real Estate	7.1	7.2	2.4	2.4
Other	0.9	0.6	0.6	0.2
Total Investment Income	285.4	263.9	96.9	96.8
Investment Expenses:
Real Estate	7.2	7.5	2.5	2.6
Other Investment Expenses	7.8	6.8	2.7	2.2
Total Investment Expenses	15.0	14.3	5.2	4.8
Net Investment Income	$270.4	$249.6	$91.7	$92.0
Net Investment Income was $270.4 million and $249.6 million for the nine months ended September 30, 2019 and 2018, respectively. Net Investment Income increased by $20.8 million in 2019 due primarily to the inclusion of the Infinity investment portfolio for the entire nine months in 2019 versus only three months in 2018, partially offset by a lower rate of return from Alternative Investments.
Net Investment Income was $91.7 million and $92.0 million for the three months ended September 30, 2019 and 2018, respectively. Net Investment Income decreased by $0.3 million in 2019 due primarily to a lower rate of return from Alternative Investments and lower yields on fixed income securities, partially offset by higher dividend income from investments in common and preferred stocks and a higher investment base.

Investment Results (continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Recognized in Condensed Consolidated Statements of Income:
Income from Change in Fair Value of Equity and Convertible Securities	$99.7	$12.1	$9.8	$11.0
Gains on Sales	44.2	16.6	2.1	6.1
Losses on Sales	(5.1)	(6.6)	(0.4)	(2.5)
Net Impairment Losses Recognized in Earnings	(12.1)	(2.3)	(1.8)	(1.8)
Net Gains Recognized in Condensed Consolidated Statements of Income	126.7	19.8	9.7	12.8
Recognized in Other Comprehensive Income (Loss)	440.4	(231.8)	118.3	(49.9)
Total Comprehensive Investment Gains (Losses)	$567.1	$(212.0)	$128.0	$(37.1)
Income from Change in Fair Value of Equity and Convertible Securities
The components of Income from Change in Fair Value of Equity and Convertible Securities for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Preferred Stocks	$5.1	$(2.8)	$0.9	$(0.2)
Common Stocks	1.5	(0.1)	(0.1)	(0.3)
Other Equity Interests:
Exchange Traded Funds	88.4	9.2	9.1	12.5
Limited Liability Companies and Limited Partnerships	1.3	5.8	—	(1.0)
Total Other Equity Interests	89.7	15.0	9.1	11.5
Income from Change in Fair Value of Equity Securities	96.3	12.1	9.9	11.0
Income from Change in Fair Value of Convertible Securities	3.4	—	(0.1)	—
Income from Change in Fair Value of Equity and Convertible Securities	$99.7	$12.1	$9.8	$11.0

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Fixed Maturities:
Gains on Sales	$39.7	$11.2	$1.9	$5.9
Losses on Sales	(4.8)	(6.5)	(0.3)	(2.5)
Equity Securities:
Gains on Sales	4.5	5.4	0.2	0.2
Losses on Sales	(0.3)	—	(0.1)	—
Other:
Losses on Sales	—	(0.1)	—	—
Net Realized Gains on Sales of Investments	$39.1	$10.0	$1.7	$3.6

Gross Gains on Sales	44.2	16.6	2.1	6.1
Gross Losses on Sales	(5.1)	(6.6)	(0.4)	(2.5)
Net Realized Gains on Sales of Investments	$39.1	$10.0	$1.7	$3.6
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other than temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2019		Sep 30, 2018		Sep 30, 2019		Sep 30, 2018
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(11.6)	10	$(0.5)	2	$(1.7)	3	$(0.2)	1
Equity Securities	(0.5)	2	(1.8)	4	(0.1)	1	(1.6)	2
Net Impairment Losses Recognized in Earnings	$(12.1)		$(2.3)		$(1.8)		$(1.8)

Investment Results (continued)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2019, 93% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2019 and December 31, 2018:

		Sep 30, 2019		Dec 31, 2018
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,328.7	62.9%	$4,156.6	64.7%
2	BBB	2,039.9	29.6	1,752.6	27.3
3-4	BB, B	360.6	5.3	333.7	5.2
5-6	CCC or Lower	154.4	2.2	181.3	2.8
Total Investments in Fixed Maturities		$6,883.6	100.0%	$6,424.2	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $15.1 million and $17.1 million at September 30, 2019 and December 31, 2018, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2019 and December 31, 2018:

	Sep 30, 2019		Dec 31, 2018
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$838.9	9.3%	$865.7	10.7%
States and Political Subdivisions:
States	462.7	5.2	479.7	5.9
Political Subdivisions	137.9	1.5	147.8	1.8
Revenue Bonds	944.5	10.5	991.6	12.3
Foreign Governments	14.4	0.2	5.9	0.1
Total Investments in Governmental Fixed Maturities	$2,398.4	26.7%	$2,490.7	30.8%

Investment Results (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2019 and December 31, 2018.

	Sep 30, 2019		Dec 31, 2018
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,404.1	15.6%	$1,269.3	15.7%
Manufacturing	1,373.1	15.3	1,270.0	15.7
Services	615.7	6.9	516.4	6.4
Transportation, Communication and Utilities	635.7	7.1	449.0	5.6
Retail Trade	189.1	2.1	164.8	2.0
Mining	163.6	1.8	158.6	2.0
Wholesale Trade	74.4	0.8	78.4	1.0
Agriculture, Forestry and Fishing	12.4	0.1	13.7	0.2
Other	17.1	0.2	13.3	0.2
Total Investments in Non-governmental Fixed Maturities	$4,485.2	49.9%	$3,933.5	48.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2019.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	453	$993.2
$5 -$10	183	1,250.1
$10 - $20	115	1,571.6
$20 - $30	25	601.3
Greater Than $30	2	69.0
Total	778	$4,485.2
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest bearing accounts. At September 30, 2019, the Company had $247.4 million invested in U.S. treasury bills, $137.7 million invested in money market funds which primarily invest in U.S. Treasury securities and $39.1 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.

Investment Results (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2019:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$120.6	1.3%
Georgia	94.4	1.1
Colorado	87.3	1.0
Louisiana	71.2	0.8
Michigan	70.1	0.8
California	68.9	0.8
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Long-Term Corp Bond ETF	105.8	1.2
iShares® Core MSCI Total International Stock ETF	75.8	0.8
iShares Long-Term Corporate Bond ETF	69.6	0.8
Vanguard Total Stock Market ETF	65.5	0.7
Total	$829.2	9.3%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2019 and December 31, 2018 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Sep 30, 2019	Sep 30, 2019	Dec 31, 2018
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$57.9	$129.3	$99.6
Senior Debt	21.2	16.6	15.4
Distressed Debt	—	24.2	34.5
Secondary Transactions	15.2	12.2	21.2
Leveraged Buyout	—	0.1	4.2
Growth Equity	—	5.3	5.4
Real Estate	—	19.9	—
Other	—	5.8	6.7
Total Equity Method Limited Liability Investments	94.3	213.4	187.0
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	93.1	122.9	111.7
Senior Debt	18.3	39.2	34.3
Distressed Debt	20.2	15.0	14.5
Secondary Transactions	6.7	5.3	6.7
Hedge Funds	—	3.1	14.7
Leveraged Buyout	2.3	4.9	4.2
Other	4.7	7.9	5.9
Total Reported as Other Equity Interests at Fair Value	145.3	198.3	192.0
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	1.7	1.5
Other	0.1	19.6	22.1
Total Reported as Equity Securities at Modified Cost	0.1	21.3	23.6
Total Investments in Limited Liability Companies and Limited Partnerships	$239.7	$433.0	$402.6
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the nine and three months ended September 30, 2019 and 2018 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Insurance Expenses:
Commissions	$536.1	$400.0	$178.3	$166.6
General Expenses	206.2	155.3	68.4	66.7
Taxes, Licenses and Fees	72.9	53.4	23.2	22.8
Total Costs Incurred	815.2	608.7	269.9	256.1
Policy Acquisition Costs:
Deferred	(369.6)	(358.7)	(119.9)	(156.1)
Amortized	303.7	277.7	104.7	98.2
Net Policy Acquisition Costs Amortized	(65.9)	(81.0)	(15.2)	(57.9)
Amortization of Value of Business Acquired (“VOBA”)	5.0	99.6	1.3	97.8
Insurance Expenses	754.3	627.3	256.0	296.0
Interest Expense	32.5	29.3	9.2	13.4
Other Expenses:
Loss on Cash Flow Hedge	—	—	—	(0.2)
Acquisition Related Transaction, Integration and Other Costs	12.2	38.0	5.4	28.2
Other	72.6	49.1	23.3	20.3
Other Expenses	84.8	87.1	28.7	48.3
Interest and Other Expenses	117.3	116.4	37.9	61.7
Total Expenses	$871.6	$743.7	$293.9	$357.7
Insurance Expenses were $754.3 million for the nine months ended September 30, 2019, compared to $627.3 million for the same period in 2018. Insurance Expenses increased by $127.0 million in 2019, due primarily to the inclusion of Infinity for the full nine months in 2019 as compared to only three months in 2018, partially offset by a reduction in the amortization of VOBA.
Insurance Expenses were $256.0 million for the three months ended September 30, 2019, compared to $296.0 million for the same period in 2018. Insurance Expenses decreased by $40.0 million in 2019. Insurance Expenses decreased due primarily to a reduction in the amortization of VOBA.
Interest and Other Expenses was $117.3 million for the nine months ended September 30, 2019, compared to $116.4 million for the same period in 2018. Interest expense increased by $3.2 million in 2019 due primarily to the inclusion of Infinity for the full nine months in 2019, partially offset by the reduction in interest expense from the repayment of the 2020 Term Loan and the early redemption of the 7.375% Subordinated Debentures due 2054 in July 2019. See MD&A, “Liquidity and Capital Resources,” and Note 5, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses decreased by $2.3 million in 2019 due primarily to a decrease in acquisition related transaction, integration and other costs, partially offset by an increase in compensation related costs and professional fees.
Interest and Other Expenses was $37.9 million for the three months ended September 30, 2019, compared to $61.7 million for the same period in 2018. Interest expense decreased by $4.2 million in the third quarter of 2019 due primarily to the repayment of the 2020 Term Loan and the early redemption of the 7.375% Subordinated Debentures due 2054 in July 2019. See MD&A, “Liquidity and Capital Resources,” and Note 5, “Debt,” to the Condensed Consolidated Financial Statements for additional discussion of debt activity. Other expenses decreased by $19.6 million in 2019 due primarily to a decrease in acquisition related transaction, integration and other costs, partially offset by an increase in compensation related costs.

Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2019 and September 30, 2018. The Company’s effective income tax rate from continuing operations differs from the federal corporate income tax rate due primarily to tax-exempt investment income, dividends received deductions, a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $15.2 million for the nine months ended September 30, 2019, compared to $16.4 million for the same period in 2018. Tax-exempt investment income and dividends received deductions collectively were $4.7 million for the three months ended September 30, 2019, compared to $6.5 million for the same period in 2018.
The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $20.0 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the nine months ended September 30, 2019, compared to $6.1 million lower for the same period in 2018. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $2.4 million lower than the amount that would be deductible under the IRC for the three months ended September 30, 2019, compared to $2.1 million lower for the same period in 2018.
The amount of nondeductible executive compensation was $8.6 million and $5.7 million for the nine and three months ended September 30, 2019, respectively.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to July 1, 2019. Other than the adoption of ASU 2016-02, 2016-02, Leases—(Topic 842), as discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements, the impact of adopting new accounting guidance was not material. With the possible exceptions of (i) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (ii) ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to the Accounting for Long-Duration Contracts, (iii) ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and (iv) ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after September 30, 2019 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.

Liquidity and Capital Resources
Common Stock Offering
On June 7, 2019 the Company completed a public offering of its common stock and issued 1,552,500 shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million, of which $0.2 million was accrued for and reflected in Accrued Expenses and Other Liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2019. In July 2019, the Company used the net proceeds of $127.2 million, together with a portion of the proceeds from the 2023 Term Loan (see Note 5, “Debt,”: to the Condensed Consolidated Financial Statements) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under the heading, “Repayment of Term Loan Due 2020,” for additional information regarding the initial borrowing and subsequent repayment of this delayed-draw term loan). On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.1 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either September 30, 2019 or December 31, 2018.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at September 30, 2019 and December 31, 2018 was:

(Dollars in Millions)	Sep 30, 2019	Dec 31, 2018
Term Loan due June 29, 2020	$—	$34.9
5.0% Senior Notes due September 19, 2022	280.3	281.5
Term Loan due July 5, 2023	49.9	—
4.35% Senior Notes due February 15, 2025	448.5	448.4
7.375% Subordinated Debentures due February 27, 2054	—	144.2
Total Long-term Debt Outstanding	$778.7	$909.0
Repayment of Term Loan Due 2020
On June 29, 2018, the Company borrowed $250.0 million under its delayed-draw term loan facility dated June 8, 2018, to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan. On May 31, 2019, the Company repaid the remaining outstanding balance of $35.0 million.
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). On July 5, 2019, the Company borrowed $49.9 million, net of debt issuance costs, under the 2023 Term Loan, with a final maturity date of July 5, 2023 (and a mutual option to extend the maturity date by one year).

Liquidity and Capital Resources (continued)
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
4.35 % Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of September 30, 2019. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Redemption of 7.375% Subordinated Debentures Due 2054
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company recognized a loss on early extinguishment of debt of $5.8 million in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2019.
The Company used the proceeds received from Kemper’s common stock offering on June 7, 2019, as well as a portion of the proceeds from its July 5, 2019 borrowing under the 2023 Term Loan, to repay the 7.375% Subordinated Debentures. See Note 5, “Debt,” and Note 9, “Stockholders’ Equity,” to the Condensed Consolidated Financial Statements for additional information.
Collateralized Investment Borrowings
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investment in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $2.8 million and $0.8 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of FHLB of Dallas common stock was $3.3 million at both September 30, 2019 and December 31, 2018. The Company periodically uses short-term and long-term FHLB borrowings for a combination of cash management, risk management, and spread investing purposes.
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
During the first nine months of 2019, United Insurance received advances of $385.6 million from the FHLB of Chicago and made repayments of $247.9 million under the Collateralized Investment Borrowing program. United Insurance had outstanding advances from the FHLB of Chicago totaling $137.6 million at September 30, 2019. These advances were made in connection with the Company’s Collateralized Investment Borrowing program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $184.1 million at September 30, 2019. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 5, “Debt,” to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources (continued)
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper made an $85 million capital contribution to one of its insurance subsidiaries during the first nine months of 2019 and Kemper’s direct insurance subsidiaries collectively paid $279 million in dividends to Kemper during the first nine months of 2019. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $49 million in additional dividends to Kemper during the remainder of 2019 without prior regulatory approval.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.25 per common share in the third quarter of 2019. Dividends and dividend equivalents paid were $49.1 million for the nine months ended September 30, 2019.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $169.1 million at September 30, 2019, compared to $100.6 million at December 31, 2018.
The primary sources of funds available for the repayment of the Company’s indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and term loan, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
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
In 2016, the Company voluntarily began implementing a comprehensive process to compare the life insurance records of its life insurance subsidiaries against one or more death verification databases to determine if any of its insureds may be deceased. The initial implementation of the process is continuing.
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
Net Cash Provided by Operating Activities was $366.5 million for the nine months ended September 30, 2019, compared to $345.3 million for the same period in 2018.
Net Cash Provided by Financing Activities was $73.2 million for the nine months ended September 30, 2019, compared to net cash provided of $218.5 million for the same period in 2018. Net proceeds from Collateralized Investment Borrowings provided $127.6 million of cash for the nine months ended September 30, 2019. Net proceeds from the issuance of common stock provided $127.5 million of cash for the nine months ended September 30, 2019. Net proceeds from borrowing under term loan facilities provided $49.9 million of cash for the nine months ended September 30, 2019, compared to $249.0 million of cash for the nine months ended September 30, 2018. Kemper used $49.1 million of cash to pay dividends for the nine months ended September 30, 2019, compared to $40.7 million of cash used to pay dividends in the same period of 2018. The quarterly dividend rate was $0.25 per common share for the first, second and third quarters of 2019 and $0.24 for each quarter of 2018.

Liquidity and Capital Resources (continued)
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $381.2 million for the nine months ended September 30, 2019, compared to Net Cash Used by Investing Activities of $516.7 million for the same period in 2018. Short-term investments investing activities used $111.5 million of cash for the nine months ended September 30, 2019, compared to usage of $351.6 million of cash for the same period in 2018. Fixed Maturities investing activities provided cash of $54.2 million for the nine months ended September 30, 2019, compared to providing cash of $613.0 million for the same period in 2018. Equity and Convertible Securities investing activities used net cash of $148.5 million for the nine months ended September 30, 2019, compared to net cash used of $157.7 million for the same period in 2018. Equity Method Limited Liability Investments investing activities used net cash of $36.1 million for the nine months ended September 30, 2019, compared to net cash used of $10.1 million for the same period in 2018. The Company used $50.0 million of cash for the nine months ended September 30, 2019 to purchase corporate-owned life insurance. Net cash used for the acquisition and development of software and long-lived assets was $53.8 million for the nine months ended September 30, 2019, compared to $53.9 million for the same period in 2018.
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
Item 1A. Risk Factors
Except for the deletion in its entirety of the risk factor entitled “To be successful, the combined company following the Infinity Merger must retain and motivate key employees, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.” and the addition of the risk factor below, that was previously included in Item 1A. of Part II, of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2018 Annual Report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. As of September 30, 2019, the remaining share repurchase authorization was $243.7 million under the repurchase program. The Company did not repurchase any shares during the three months ended September 30, 2019.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Amended and Restated Bylaws of Kemper Corporation dated as of August 7, 2019	8-K	001-18298	3.1	August 8, 2019
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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

Kemper Corporation

Date:	November 4, 2019	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2019	/S/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2019	/S/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)