Form 10-K
period 2019-12-31
KEMPER Corp
filed 2020-02-14
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-18298
Kemper Corporation
(Exact name of registrant as specified in its charter)

DE		95-4255452
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 E. Randolph Street
Suite 3300
Chicago	IL	60601
(Address of principal executive offices)		(Zip Code)

(312) 661-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	KMPR	NYSE

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.7 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 66,668,172 shares of common stock outstanding as of January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2019 Annual Report on Form 10-K (the “2019 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2019 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2019 Annual Report, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

•
The impact of inflation on insurance claims, including, but not limited to, the effects on home and automobile property damage, personal injury claims of increasing medical costs and the effects on property claims attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

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

•
The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses, divesting of businesses, and implementing significant business initiatives and the timing of the occurrence or completion of such events, including, but not limited to, those related to expense and claims savings, consolidations, reorganizations and technology;

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

•	The successful formulation and execution of the Company’s plans with regard to corporate strategy and significant operational changes;

Factors relating to the business environment in which Kemper and its subsidiaries operate

•
Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global events, and fluctuating values of particular investments held by the Company;

•	Absolute and relative performance of investments held by the Company;

•	Changes in insurance industry trends and significant industry developments;

•	Changes in consumer trends and significant consumer or product developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•	The impact of required participation in state windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, legal proceedings or market forces;

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
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2019 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

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
The Kemper family of companies is one of the nation’s leading specialized insurers. With nearly $13.0 billion in assets, Kemper is improving the world of insurance by providing affordable and easy-to-use personalized solutions to individuals, families and businesses through its Auto, Personal Insurance, Life and Health brands. Kemper serves over 6.4 million policies, is represented by more than 30,000 agents and brokers, and has approximately 8,900 associates dedicated to meeting the ever-changing needs of its customers.
(c) DESCRIPTION OF BUSINESS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 8,900 associates supporting their operations, of which approximately 3,300 are employed in the Specialty Property & Casualty Insurance Segment, approximately 1,300 are employed in the Preferred Property & Casualty Insurance segment, approximately 3,400 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.
Property and Casualty Insurance Business
General
The Company’s property & casualty insurance business operations are conducted primarily through the Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments. The Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments distribute their products primarily through independent agents and brokers who are paid commissions for their services. In addition, the Life and Health Insurance segment’s career agents also sell contents coverage for personal property to its customers. Collectively, these segments provide preferred automobile, specialty automobile, homeowners, renters, fire, umbrella, general liability as an endorsement to commercial automobile and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses.
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

Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 35 states under the Kemper Auto brand. As shown in the following table, three states provided 92% of the segment’s premium revenues in 2019.

State	Percentage of Total Premiums
California	67%
Florida	14%
Texas	11%
The Specialty Property & Casualty Insurance segment provides personal and commercial automobile insurance to consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. The segment also meets the insurance needs of other specialty markets such as urban and Hispanic consumers. The segment’s insurance products accounted for 69%, 60% and 43% of the Company’s consolidated insurance premiums in 2019, 2018 and 2017, respectively. The segment’s insurance products are marketed through approximately 21,000 independent agents and brokers.
Preferred Property & Casualty Insurance
The Preferred Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 45 states and the District of Columbia. As shown in the following table, five states provided 66% of the segment’s premium revenues in 2019.

State	Percentage of Total Premiums
California	21%
New York	17%
Texas	15%
North Carolina	9%
Pennsylvania	4%
The Preferred Property & Casualty Insurance segment primarily sells preferred automobile insurance, homeowners insurance and other personal insurance. The segment’s insurance products accounted for 17%, 22% and 31% of the Company’s consolidated insurance premiums in 2019, 2018 and 2017, respectively. The segment’s insurance products are marketed by approximately 4,800 independent insurance agents and brokers to individuals who have demonstrated favorable risk characteristics and loss history.
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Business Segments:
Specialty Property & Casualty Insurance	$1,551.0	$1,387.0
Preferred Property & Casualty Insurance	388.5	452.9
Life & Health Insurance	3.3	4.4
Total Business Segments	1,942.8	1,844.3
Unallocated Reserves	27.0	30.6
Total Property & Casualty Insurance Reserves	$1,969.8	$1,874.9

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 62 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while minimizing variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully paid. Changes in the Company’s estimates of these losses and LAE, also referred to as “development,” will occur over time and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income.
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2015-2018 accident years as of December 31, 2019, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2019. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2019 Annual Report utilize ISO’s definition of catastrophes.
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
The 2020 catastrophe reinsurance program covering the property and casualty insurance companies is provided by (i) three multi-year excess of loss reinsurance contracts, (ii) an annual excess of loss reinsurance contract (the “2020 Annual Excess of Loss Contract”) and (iii) an annual aggregate excess property catastrophe reinsurance contract (the “2020 Aggregate Property Catastrophe Reinsurance Contract”).
Multi-year Excess of Loss Reinsurance Contracts
The first multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2018 through December 31, 2020 (the “2018 Reinsurance Contract”). The 2018 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million. Under the 2018 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2018 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2020.
The second multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2019 through December 31, 2021 (the “2019 Reinsurance Contract”). The 2019 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2018 Reinsurance Contract. Under the 2019 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2019 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2020.
The third multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2020 through December 31, 2022 (the “2020 Reinsurance Contract”). The 2020 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2018 Reinsurance Contract and 2019 Reinsurance Contract. Under the 2020 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2020 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2020.
Annual Excess of Loss Reinsurance Contract
The 2020 Annual Excess of Loss Contract provides coverage for the annual period of January 1, 2020 through December 31, 2020. The 2020 Annual Excess of Loss Contract provides coverage for losses on individual catastrophes of $25 million in excess of $250 million.
Summary of Excess of Loss Reinsurance Contracts
Coverage on individual catastrophes provided under the three multi-year excess of loss reinsurance contracts for 2020 (January 1, 2020 to December 31, 2020) and the 2020 Annual Excess of Loss Contract is provided in various layers as summarized below.

	Catastrophe Losses and LAE		Combined Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	95.0
3rd Layer of Coverage	250.0	275.0	95.0
The estimated annual premium in 2020 for the three multi-year excess of loss reinsurance contracts and the 2020 Annual Excess of Loss Contract presented in the preceding table is $11.9 million. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the second layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the third layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
Aggregate Property Catastrophe Reinsurance Contract
The 2020 Aggregate Property Catastrophe Reinsurance Contract is effective for the period of January 1, 2020 through December 31, 2020 and provides coverage for accumulated catastrophe losses of $50 million in excess of $60 million on property losses arising out of one or more of the following perils from storms or storm systems that are not named storms: (1) windstorm; (2) hail; (3) tornado and (4) fire; including ensuing collapse and water damage.
Coverage provided under the 2020 Aggregate Property Catastrophe Reinsurance Contract (January 1, 2020 to December 31, 2020) is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
The estimated annual premium for the 2020 Aggregate Property Catastrophe Reinsurance Contract is $13.3 million. To maintain the same level and percentage of coverage in subsequent years as provided by the catastrophe reinsurance program in 2020, the Company’s property and casualty insurance companies will need to purchase additional reinsurance in the future for the portion of coverage expiring at the end of 2020, 2021 and 2022.
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
Pricing
Pricing levels for property and casualty insurance products are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which could reduce underwriting margins. Further, some states have regulations that limit the after-tax return on underwriting profit allowed for an insurer and may impact the price charged for premiums or result in premium refunds. The Company derives a significant portion of its earned premiums in two such states, California and

Florida. See MD&A under the caption “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance.”
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2018, there were 1,131 property and casualty insurance groups in the United States. Kemper’s property and casualty group, adjusted for the inclusion of Infinity Property and Casualty Corporation (“Infinity”) for the entire year was among the top 6% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and net admitted assets in 2018. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 13th largest writer as measured by net written premiums in 2018.
Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	50	95%
Net Written Premiums	30	97
Capital and Surplus	74	94
In 2018, the U.S. property and casualty insurance industry’s estimated net premiums written were $622 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies, adjusted to include Infinity for the entire year, wrote less than 1% of the industry’s 2018 premium volume.
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
Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services. Earned premiums from life insurance accounted for 9%, 11% and 16% of the Company’s consolidated insurance premiums earned in 2019, 2018 and 2017, respectively.
As shown in the following table, five states provided 48% of the premium revenues in this segment in 2019.

State	Percentage of Total Premiums
Texas	19%
Louisiana	11
Alabama	7
Mississippi	6
Georgia	5

Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 72% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,000 career agents to distribute insurance products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average approximately $24 per policy per month with an average face value of $5,600. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 49 states and the District of Columbia. The Company specializes in the sale of supplemental accident & health and life insurance products such as: Medicare Supplement, fixed hospital indemnity, home health care, specified disease, and accident-only plans.
Reserve National distributes products through two channels - Kemper Traditional and Kemper Benefits. The Traditional channel has historically served individuals in rural areas who often do not have access to a broad array of accident and health insurance products, though has more recently broadened to include surburban and urban areas. Insurance products can be tailored to meet individual and family needs and are distributed through approximately 600 independent agents. Kemper Benefits sells voluntary worksite products in the employer market place through Employee Benefit brokers and enrollers. In total, Reserve National currently has approximately 3,500 independent agents appointed.
Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance subsidiaries utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. As the face amounts of the Company’s issued policies are relatively small, the ceded risks and corresponding premiums are also relatively small, particularly when compared to other companies in the industry. The segment is also exposed to losses from catastrophes arising from insurance policies distributed by career agents of the Kemper Home Service Companies. Over the last several years, the Kemper Home Service Companies have been intentionally reducing their exposure to catastrophic events through the run-off of their dwelling insurance business. The Kemper Home Services Companies are parties to the FHCF, the Property & Casualty catastrophe excess of loss reinsurance contracts, and the aggregate property catastrophe reinsurance contract.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 6% in 2019, 2018 and 2017.
The customer base served by the Kemper Home Service Companies and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Kemper Home Service Companies must write a higher volume of new policies than competitors serving other demographic segments of the population.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2018, there were 369 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 25% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	92	75%
Net Written Premiums	92	75
Capital and Surplus	93	75
Kemper’s life and health insurance subsidiaries generally compete by using appropriate pricing, offering products to selected markets or geographies, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.
Investments
The quality, nature and amount of the various types of investments that can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships. In addition, the quality, nature, amount and concentration of the various types of investments held by Kemper’s insurance subsidiaries affect the amount of asset risk calculated by regulators and rating agencies in determining required capital. See “Regulation” immediately following this subsection and Item 1A., “Risk Factors,” under the caption “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income, the change in fair value of equity and convertible securities and cause realized and unrealized losses.”
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

Approval of Policy Rates and Forms
The majority of Kemper’s insurance operations are in states requiring prior approval by regulators before proposed policy or coverage forms and rates for property, casualty, or health insurance policies may be implemented and used. The Company’s ability to take actions to address market developments or increased costs can be adversely impacted by lengthy delays in the approval process or the failure to receive the required approval of state regulators.
Restrictions on Withdrawal, Cancellation and Nonrenewal
Many states have laws restricting an insurer’s ability to withdraw from particular markets. Laws that limit an insurer’s ability to cancel or non-renew a block of policies by line of business, or that subject its withdrawal to prior approval requirements, may restrict the ability of our insurance subsidiaries to exit unprofitable markets.
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws and regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards developed by the NAIC. These RBC standards are intended to enable regulators to assess the level of risk inherent in an insurance company’s business based on asset risk, credit risk, underwriting risk and other business risks relevant to its operations. A company’s requirements are calculated based on an RBC formula and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2019, the total amount of capital held by each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements.
Guaranty Funds and Risk Pools
Kemper’s insurance subsidiaries are required to pay assessments up to prescribed levels to fund policyholder losses or liabilities of insolvent insurance companies under the guaranty fund laws of most states in which they transact business. Kemper’s insurance subsidiaries are also required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Kemper’s insurance subsidiaries is determined in proportion to their voluntary writings of related lines of business in such states.
Privacy and Cybersecurity Regulation
The Company is subject to numerous federal and state laws and state insurance regulations that impose significant requirements and standards for protecting personally identifiable information of insurance company policyholders and other individuals.
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
State Laws and Regulations
In recent years, state insurance regulators have focused increasing attention on cybersecurity. In 2017, the New York Department of Financial Services adopted a sweeping cybersecurity regulation that requires insurance companies to maintain a cybersecurity program, incident response plan and information technology system safeguards that protect customer information and some states have subsequently enacted statutes imposing similar requirements on insurance companies based on a model data security law adopted by the NAIC. In addition, state insurance regulators focus significant attention on data security during financial exams, and the NAIC has strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. Additional state laws outside of the insurance industry impose notification requirements in the event of cybersecurity breaches affecting their residents. On the privacy front, the California Consumer Privacy Act, which took effect in 2020, requires companies to provide privacy notices and respond to any request made to the company by a California resident regarding his or her personal information used or maintained by the company outside the scope of the GLBA and HIPAA privacy laws. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.

Holding Company Regulation, Including Enterprise Risk Management and Governance
The Company is regulated as an insurance holding company system and is subject to the insurance holding company acts of the states in which its insurance subsidiaries are domiciled and, in some case, additional states in which the insurance subsidiary is deemed commercially domiciled. These laws and related regulations contain certain reporting requirements as well as restrictions on transactions between an insurer and its affiliates. They also generally require insurance companies within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file certain reports with those insurance departments describing capital structure, ownership, financial condition, certain intercompany transactions, an enterprise risk report and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within the insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.
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
Change in Control Requirements
State insurance laws also impose requirements that must be met prior to a change of control of an insurance company or insurance holding company based on the insurer’s state of domicile and, in some cases, additional states in which the insurance subsidiary is deemed commercially domiciled. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled or deemed commercially domiciled in Alabama, California, Florida, Georgia, Illinois, Indiana, Louisiana, Missouri, New York, Ohio, Oregon, Texas and Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of insurance regulators in each state in which the Company’s insurance subsidiaries are domiciled or deemed commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulators. Similarly, consistent with the Model Holding Company Act, several of the states in which the Company’s insurance subsidiaries are domiciled have enacted legislation that requires either the divesting and/or acquiring company to notify regulators of, and in some cases to receive regulatory approval for, a change in control.
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
Other Federal Government Regulation
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
Affordable Care Act
In 2010, the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”) became law, causing significant changes to the U.S. health care system. Since then, significant regulations have been enacted by the U.S. Department of Health and Human Services, or HHS, the Department of Labor and the Department of Treasury. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain and certain employers offer to their employees health insurance coverage that meets prescribed minimum benefit requirements, as well as establishing minimum loss ratios, rating restrictions, mandates for coverage of defined essential health benefits, restrictions or prohibitions on pre-existing condition exclusions and annual and lifetime policy limits. As a result of the complexity of the law, its impact on health care in the United States, the continuing modification and interpretation of the Health Care Acts made by statute, rule and/or executive order, and the ongoing efforts to repeal or replace the ACA, the Company continues to analyze and refine its estimates of the ultimate impact of the Health Care Acts on its business, cash flows, financial condition and results of operations.

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider all of these factors along with the other information included in this 2019 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Risks Relating to Legal and Regulatory Environment
Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations affect a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims handling practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy and data security. They also require the filing of annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict or delay actions by the companies to implement premium rate changes for property, casualty and health insurance policies, or to introduce new, or make changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and related emerging developments, see “Regulation” in Item 1, beginning on page 11.
These laws and regulations, and their interpretation by the various regulators and courts, are subject to continual revision and expansion. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, issues may emerge, whether intended or not. These changes and emerging issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims, accelerating the payment of claims or otherwise adding to operational costs or adversely affecting the Company’s competitive advantages. Practices in the industry or within the Company that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
One area where the legal and regulatory landscape has experienced significant change is in connection with the mandated use of death verification databases by life insurance companies in their policy administration and claims handling practices. Over the last decade, many states have adopted new laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File (the “DMF”), to varying degrees in order to ascertain if an insured may be deceased. More than half of the states have adopted such laws, and Kemper cannot predict whether additional states will enact similar legislation or, if enacted, what form such legislation may take. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim, including proof of death, as required by regulator-approved policy forms and the insurer was otherwise unaware of the insured’s death. In a related development, many states have expanded the application of their unclaimed property laws, particularly as they relate to life insurance proceeds, and many states have engaged audit firms to examine the practices of life insurance companies with respect to the reporting and remittance of such proceeds under unclaimed property laws. The push to alter practices that were previously considered lawful and appropriate relative to both claims handling and remittance of life insurance policy proceeds under unclaimed property laws has led to the Company’s involvement in compliance audits, market conduct examinations and litigation. In 2016, the Company initiated a voluntary, comprehensive process to compare life insurance records against the DMF and other databases to determine if any of its insured may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for further details.
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
Kemper has a significant concentration of personal automobile insurance business in California and Florida, and negative developments in the regulatory, legal or economic conditions in these states may adversely affect our profitability.
California and Florida represented 69% of our total personal automobile insurance gross written premiums in 2019. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects our revenues and profitability. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. Changes in any of these conditions could negatively impact the Company's results of operations.
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
The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for estimated claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. These estimates can be inaccurate or may change over time due to many variables, including changes driven by the evolving legal and regulatory landscape and economic conditions in which the Company operates and the rising costs of insurance claims from increased litigation, higher jury awards, the impact of process change and staffing levels and other effects of societal trends referred to as social inflation.
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimate of the projected ultimate loss. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in such estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made by the Company. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 62 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
The Company’s actuaries also consider trends in the severity and frequency of claims and other factors when determining the premium rates to charge for its property and casualty insurance products. An unanticipated change in any one or more of these factors or trends, as well as a change in competitive conditions, may also result in inadequate premium rates charged for insurance policies issued by Kemper’s property and casualty insurance subsidiaries in the future. Such pricing inadequacies could have a material impact on the Company’s operating results. If the Company’s pricing actuaries overestimate the severity or frequency of claims and other factors in determining the rates to charge for insurance products, the rates for the Company’s products could be uncompetitive and result in loss of revenue and market share.
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
In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection that Kemper’s property and casualty insurance subsidiaries may purchase. A decrease in the amount of reinsurance coverage that such subsidiaries purchase generally should increase their risk of a more severe loss. If the amount of available reinsurance is reduced, such subsidiaries incur additional expenses to obtain reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of such subsidiaries to write future insurance policies or result in their retaining more risk with respect to such policies.

The extent to which Kemper’s insurance subsidiaries can manage their catastrophe exposure through underwriting strategies may be limited by law or regulatory action and could adversely and materially affect the Company’s results of operations, financial condition and/or liquidity.
Kemper’s property and casualty insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing appropriate guidelines for insurable structures, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which such subsidiaries can manage their exposure through such strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may non-renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally, an insurer’s participation in such pools and associations are based on the insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s property and casualty insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. In addition, laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s property and casualty insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market.
Risks Relating to Competition
A downgrade in the ratings of Kemper or its insurance subsidiaries below A- could materially and adversely affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. Ratings agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings following developments that they deem negative. This can include factors directly related to the Company, such as an increase in the catastrophic risk retained by Kemper’s insurance subsidiaries, or developments in industry or general economic conditions. A downgrade by A.M. Best in the ratings of Kemper’s insurance subsidiaries below A-, particularly those operating in the preferred and standard market or offering homeowners insurance, could result in a substantial loss of business if independent agents and brokers or policyholders of such subsidiaries move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could materially and adversely affect the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to cost-effectively access the capital markets or may increase the cost to refinance existing debt.
The insurance industry is highly competitive, making it difficult to grow profitability and within expectations of investors.
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as management effectiveness, product pricing, service quality, ease of doing business, innovation, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Sophistication of pricing segmentation;

•	Design and introduction of insurance products to meet emerging consumer trends;

•	Selection and retention of agents and other business partners;

•	Compensation paid to agents;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Effectiveness of marketing materials and name recognition;

•	Product and technological innovation;

•	Effectiveness of online servicing platforms

•	Ability to settle claims timely and efficiently;

•	Ability to detect and prevent fraudulent insurance claims;

•	Effectiveness of deployment and use of information technology across all aspects of operations;

•	Ability to control operating expenses;

•	Financial strength ratings; and

•	Quality of services provided to, and ease of doing business with, independent agents and brokers or policyholders.

The inability to compete effectively in any of the Company’s insurance businesses could materially reduce the Company’s customer base and revenues and could materially and adversely affect the future results and financial condition of the Company.
See “Competition” in Item 1 of Part I beginning on page 9 and page 11 for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.
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
Due to the highly-regulated nature of the financial services industry, the Company also faces rising costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace the Company’s existing systems and to comply with new regulatory requirements as needed over time are expected to be material. Due to the complexities involved, there can be no assurances that new system development and implementation projects will be successful, that the costs for such projects will not exceed estimates and that the incurred costs will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from the Company’s delay or inability to design and introduce new insurance products that meet emerging consumer needs and competitive trends.
Failure to maintain the security of personal data may result in lost business, reputational harm, legal costs and regulatory penalties.
Kemper’s insurance subsidiaries obtain, process and store vast amounts of personal data that can present significant risks to the Company and its customers, employees and other affected individuals. An increasing array of laws and regulations govern the use, transfer and storage of such data, including, for example, social security numbers, credit card data and protected health information. Despite the Company’s use of a sophisticated array of security measures and the maintenance of policies and procedures designed to enhance security, the Company’s data systems, and those of its third party administrators and other business partners working on behalf of the Company, may be vulnerable to security breaches due to the increasing sophistication of cyber attacks, viruses, malware and other infiltration, hackers and other external hazards, as well as equipment and system failures and inadvertent errors, negligence or intentional misconduct of employees and/or contractors. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data.
These increased risks may result in data loss, business interruption, ransom demands and litigation, and together with expanding regulatory requirements related to personal data privacy and security, expose the Company to potential damages, regulatory fines and other liabilities, reputational risk and significant increases in compliance and litigation costs. There is no guarantee that the cyber risk insurance policies Kemper maintains will be sufficient to cover all of the costs of one or more data breach incidents that could occur.
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
The Company’s business operations rely on the continuous availability of its own computer systems, systems and software hosted by vendors, and computer systems used by third party administrators and contractors working on behalf of the Company. In addition to disruptions caused by cyber attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes. The failure of the Company, or its third party administrators or other business partners, to maintain business continuity in the wake of such events may prevent the timely performance of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, payment processing, treasury and investment operations and payroll. These failures could result in significant loss of business, increased costs, fines and litigation.
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
Kemper’s Life and Health business writes long duration insurance contracts which are priced in consideration of the interest rate environment. If the Company is not able to purchase investments that match that duration of the liabilities and there is a decline in interest rates, the Company could experience a significant deterioration in results.
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
Risks Relating to the Infinity Merger
Kemper could incur additional integration costs in connection with the Infinity Merger.
Kemper expects to incur additional costs associated with the continued integration of the operations of Kemper and Infinity. A substantial majority of these costs will be non-recurring expenses resulting from the transaction, including (i) facilities and systems consolidation and integration costs and (ii) employment related costs. Kemper may incur additional unanticipated costs to integrate the businesses. As a result of such integration and consolidation activities, the Company may abandon, or shorten the useful lives, of assets that are currently in use, which may result in us impairing an asset or accelerating depreciation and/or amortization of such assets. Although Kemper expects that the elimination of redundant costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset such incremental, non-recurring costs over time, this net benefit may not be achieved in the near term, or at all.
To realize all of the anticipated results contemplated by the Infinity Merger, the combined company must complete the successful integration of the Kemper and Infinity business operations, and failure to do so could prevent the Company from achieving the full benefits it had expected in connection with the Infinity Merger.
The success of the integration, and of the combined company following the Infinity Merger, has been substantially dependent on the skills, experience and efforts of management and other key personnel for each of Kemper and Infinity. Although the dependency on specific individuals has decreased since the date of the acquisition as the businesses have been integrated, the Company will need to continue to devote significant management attention and resources to the integration of the operations of the businesses. There is no assurance that key managers will remain with the Company, and it is possible that unforeseen expenses or delays may occur in connection with particular integration efforts. The anticipated benefits, including synergies, cost savings and growth opportunities, may not be achieved within the expected time frames, or at all. As a result, Kemper cannot assure shareholders that the Company will realize the full benefits anticipated from the Infinity Merger.
Item 1B.    Unresolved Staff Comments.
The Company has no unresolved staff comments issued more than 180 days before December 31, 2019, the date of this Annual Report on Form 10-K.
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy eleven buildings located in seven states consisting of approximately 400,000 square feet in the aggregate. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries.
Leased Facilities
The Company leases four floors, or approximately 92,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 550,000 at 27 locations in nine states. The latest expiration date of the existing leases is in May 2026. Kemper’s life and health insurance subsidiaries lease facilities with aggregate square footage of approximately 465,000 at 125 locations in 28 states. The latest expiration date of the existing leases is in January 2025.

Kemper’s corporate data processing operation leases a facility with aggregate square footage of approximately 30,000 square feet at one location in one state. The expiration date of the existing lease is in June 2021.
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
Market Information
Kemper’s common stock is traded on the NYSE under the symbol of “KMPR.”
Holders
As of January 31, 2020, the number of record holders of Kemper’s common stock was 3,160.
Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Dec 31, 2019
Cash Dividends Paid to Shareholders (per share)	$0.25	$0.25	$0.25	$0.28	$1.03

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Dec 31, 2018
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 10, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300.0 million of Kemper’s common stock. As of December 31, 2019, the remaining share repurchase authorization was $243.7 million under the repurchase program. The Company did not repurchase any shares during the year ended December 31, 2019.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2014 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2014	2015	2016	2017	2018	2019
Kemper Corporation	$100.00	$105.82	$129.75	$205.95	$201.20	$238.01
S&P MidCap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07
S&P Supercomposite Insurance Index	100.00	103.64	123.20	142.89	129.08	165.91

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is presented below. See Note 2, “Summary of Accounting Policies and Accounting Changes”, and Note 3, “Acquisition of Business,” to the Consolidated Financial Statements for items which may affect comparability of selected financial information across the periods presented.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2019	2018	2017	2016	2015
FOR THE YEAR
Earned Premiums	$4,472.4	$3,384.4	$2,350.0	$2,220.0	$2,009.6
Net Investment Income	364.3	340.9	327.2	298.3	302.6
Other Income	35.5	42.2	4.0	3.2	3.7
Loss from Change in Fair value of Equity and Convertible Securities	138.9	(64.3)	—	—	—
Net Realized Gains on Sales of Investments	41.9	26.4	56.5	33.1	52.1
Net Impairment Losses Recognized in Earnings	(13.8)	(4.5)	(14.3)	(32.7)	(27.2)
Total Revenues	$5,039.2	$3,725.1	$2,723.4	$2,521.9	$2,340.8
Income from Continuing Operations	$531.1	$188.4	$119.9	$12.7	$80.2
Income from Discontinued Operations	—	1.7	1.0	4.1	5.5
Net Income	$531.1	$190.1	$120.9	$16.8	$85.7
Per Unrestricted Share:
Income from Continuing Operations	$8.04	$3.22	$2.32	$0.25	$1.55
Income from Discontinued Operations	—	0.03	0.02	0.08	0.10
Net Income	$8.04	$3.25	$2.34	$0.33	$1.65
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$7.96	$3.19	$2.31	$0.25	$1.55
Income from Discontinued Operations	—	0.03	0.02	0.08	0.10
Net Income	$7.96	$3.22	$2.33	$0.33	$1.65
Dividends Paid to Shareholders Per Share	$1.03	$0.96	$0.96	$0.96	$0.96
AT YEAR END
Total Assets	$12,989.1	$11,544.9	$8,376.2	$8,210.5	$8,036.1
Insurance Reserves	$5,471.8	$5,366.8	$4,470.8	$4,339.9	$4,137.7
Unearned Premiums	1,545.5	1,424.3	653.9	618.7	613.1
Policyholder Contract Liabilities	309.8	76.8	67.0	66.8	66.1
Long-term Debt, Current and Non-current	778.4	909.0	592.3	751.6	750.6
All Other Liabilities	911.3	717.9	476.6	458.3	476.2
Total Liabilities	9,016.8	8,494.8	6,260.6	6,235.3	6,043.7
Shareholders’ Equity	3,972.3	3,050.1	2,115.6	1,975.2	1,992.4
Total Liabilities and Shareholders’ Equity	$12,989.1	$11,544.9	$8,376.2	$8,210.5	$8,036.1
Book Value Per Share	$59.59	$47.10	$41.11	$38.52	$38.82

MDA Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $531.1 million ($8.04 per unrestricted common share) for the year ended December 31, 2019, compared to $190.1 million ($3.25 per unrestricted common share) for the year ended December 31, 2018. Income from Continuing Operations was $531.1 million ($8.04 per unrestricted common share) in 2019, compared to $188.4 million ($3.22 per unrestricted common share) in 2018.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the years ended December 31, 2019, 2018 and 2017 is presented below.

DOLLARS IN MILLIONS	2019	2018	Increase (Decrease) in Income from 2018 to 2019	2017	Increase (Decrease) in Income from 2017 to 2018
Net Income	$531.1	190.1	341.0	120.9	69.2
Income from Discontinued Operations	—	1.7	(1.7)	1.0	0.7
Income from Continuing Operations	531.1	188.4	342.7	119.9	68.5
Less:
Income from Change in Fair Value of Equity and Convertible Securities	109.7	(50.8)	160.5	—	(50.8)
Net Realized Gains on Sales of Investments	33.1	20.9	12.2	36.7	(15.8)
Net Impairment Losses Recognized in Earnings	(10.9)	(3.6)	(7.3)	(9.3)	5.7
Acquisition Related Transaction, Integration and Other Costs	(14.5)	(36.5)	22.0	—	(36.5)
Loss from Early Extinguishment of Debt	(4.6)	—	(4.6)	—	—
Adjusted Consolidated Net Operating Income	418.3	258.4	159.9	92.5	165.9

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Specialty Property & Casualty Insurance	$283.1	$115.8	167.3	$56.3	59.5
Preferred Property & Casualty Insurance	41.9	25.7	$16.2	(45.4)	$71.1
Life & Health Insurance	98.7	91.5	7.2	91.9	(0.4)
Segment Net Operating Income	423.7	233.0	190.7	102.8	130.2
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	—	26.4	(26.4)	7.4	19.0
Partial Satisfaction of Judgment	15.9	28.2	(12.3)	—	28.2
Other	(21.3)	(29.2)	7.9	(17.7)	(11.5)
Corporate and Other Net Operating Income (Loss)	(5.4)	25.4	(30.8)	(10.3)	35.7
Adjusted Consolidated Net Operating Income	$418.3	$258.4	$159.9	92.5	$165.9
Net Income
2019 Compared with 2018
The Company’s net income increased by $341.0 million in 2019, compared to 2018, due primarily to higher Adjusted Consolidated Net Operating Income, higher investment results and lower acquisition related transaction, integration and other costs. Adjusted Consolidated Net Operating Income increased by $159.9 million in 2019, compared to 2018, due primarily to higher Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segment net operating income, partially offset by a reduction in Corporate and Other Net Operating Income. Specialty Property & Casualty Insurance segment net operating income increased by $167.3 million due primarily to the inclusion of Infinity for twelve months of 2019 versus six months in 2018 and favorable underlying loss and prior year development. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 33 for additional discussion of the segment’s results. In the Preferred Property & Casualty Insurance segment, segment net operating results increased by $16.2 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and favorable prior year loss and LAE development (including a one-

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
time recovery on prior year catastrophes), partially offset by lower net investment income and higher underlying losses and LAE as a percentage of earned premiums.
In the Life & Health Insurance segment, segment net operating income increased by $7.2 million due primarily from a decrease in policyholders’ benefits and release in accrued reserves. See MD&A, “Life & Health Insurance,” beginning on page 44 for additional discussion of the segment’s results. Corporate and Other net operating income decreased due primarily to a tax benefit as a result of the finalization of certain effects of Public Law 115-97, more commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), on deferred income taxes recognized in the third quarter of 2018 as well as lower gain recognized for the partial satisfaction of a final judgment against Computer Sciences Corporation (“CSC”). The Company’s investment results were favorably impacted in 2019, compared to 2018, by a $160.5 million after-tax increase from the change in fair value of the equity and convertible securities and a $12.2 million after-tax increase from net realized gains on sales of investments, partially offset by $7.3 million after-tax of higher impairment losses recognized in earnings. See MD&A, “Investment Results,” beginning on page 48 and MD&A, “Income Taxes,” beginning on page 55 and Note 23, “Contingencies.” to the Consolidated Financial Statements for additional discussion.
2018 Compared with 2017
The Company’s net income increased by $69.2 million in 2018, compared to 2017. In the Specialty Property & Casualty Insurance segment, segment net operating results increased by $59.5 million due primarily to the impact of lower underlying losses and LAE as a percentage of earned premiums on a higher level of earned premiums, higher net investment income and lower levels of adverse loss and LAE reserve development, partially offset by the impact of higher insurance expenses as a percentage of earned premiums on a higher level of earned premiums and driven by the amortization of purchase accounting adjustments associated with Kemper’s acquisition of Infinity. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 33 for additional discussion of the segment’s results. In the Preferred Property & Casualty Insurance segment, segment net operating results increased by $71.1 million due primarily to lower catastrophe losses and LAE (excluding reserve development) and the favorable impact of loss and LAE reserve development, partially offset by higher insurance expenses as a percentage of earned premiums. See MD&A, “Preferred Property & Casualty Insurance,” beginning on page 38 for additional discussion of the segment’s results. In the Life & Health Insurance segment, segment net operating income decreased by $0.4 million due primarily to higher policyholders’ benefits and incurred losses and LAE and lower net investment income, almost entirely offset by lower income tax expense due to the lower corporate income tax rate in 2018. See MD&A, “Life & Health Insurance,” beginning on page 44 for additional discussion of the segment’s results. Additionally, the Company’s results were impacted in 2018, compared to 2017, by transaction and integration costs associated with Kemper’s acquisition of Infinity and a loss from the change in the fair value of the Company’s equity security portfolio, for which such changes are recorded through the Consolidated Statement of Income in 2018, compared to Accumulated Other Comprehensive Income, in 2017, partially offset by the positive effects of tax law changes and the partial satisfaction of a legal judgment. See MD&A, “Investment Results,” beginning on page 48 and MD&A, “Income Taxes,” beginning on page 55 and Note 23, “Contingencies.” to the Consolidated Financial Statements for additional information.
Revenues
2019 Compared with 2018
Earned Premiums were $4,472.4 million in 2019, compared to $3,384.4 million in 2018, an increase of $1,088.0 million. Earned Premiums increased by $1,051.0 million, $19.6 million and $17.4 million in the Specialty Property & Casualty Insurance segment, Preferred Property & Casualty Insurance Segment and Life & Health Insurance segment, respectively. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 33, MD&A, “Preferred Property & Casualty Insurance,” beginning on page 38 and MD&A, “Life & Health Insurance,” beginning on page 44 for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $23.4 million in 2019 due primarily to higher levels of investments, largely due to the inclusion of the Infinity portfolio beginning in July 2018, partially offset by a lower rate of return from Alternative Investments. Net Investment Income from Alternative Investments, which consist of Equity Method Limited Liability Investments, and other limited liability investments included in Equity Securities at Fair Value or Equity Securities at Modified Cost, decreased by $18.4 million. Alternative investment income from Equity Method Limited Liability Investments decreased by $10.0 million. Alternative investment income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $8.4 million for the year ended December 31, 2019, compared to the same period in

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
2018. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 48 for additional discussion.
Other Income decreased by $6.7 million for the year ended December 31, 2019, compared to the same period in 2018. Other Income for the year ended December 31, 2019 includes a gain of $20.1 million, compared to a gain of $35.7 million for the same period in 2018 related to the partial satisfaction of a final judgment against CSC. The company cannot make any assurance as to the final judgment that will actually be collected or when that it may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and, accordingly, is not recognized in these Consolidated Financial Statements. See Note 23, “Contingencies.” to the Consolidated Financial Statements for additional discussion. In July 2019, the Company entered into a marketing agreement with Hagerty to transfer the Company’s Classic Collectors book of business to Hagerty. Other Income for the year ended December 31, 2019 includes a gain of $3.8 million related to this agreement. Other Income for the year ended December 31, 2019 includes income of $7.8 million, compared to income of $3.6 million for the same period in 2018 from the Company’s corporate-owned life insurance (“COLI”) policies. Other Income from COLI increased due in part to the purchase of additional life insurance in the second and fourth quarters of 2019.
Net Realized Gains on Sales of Investments were $41.9 million in 2019, compared to $26.4 million in 2018. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 50 for additional discussion. Net Impairment Losses Recognized in Earnings in 2019 and 2018 were $13.8 million and $4.5 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 51 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
2018 Compared with 2017
Earned Premiums were $3,384.4 million in 2018, compared to $2,350.0 million in 2017, an increase of $1,034.4 million driven primarily by growth in Kemper’s legacy specialty personal automobile insurance and the acquisition of Infinity. Earned Premiums increased by $1,021.7 million, $0.4 million and $12.3 million in the Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance, and Life & Health Insurance segments, respectively. See MD&A “Specialty Property & Casualty Insurance,” beginning on page 33, MD&A, “Preferred Property & Casualty Insurance,” beginning on page 38, MD&A “Specialty Property & Casualty Insurance,” beginning on page 33, and MD&A, “Life & Health Insurance,” beginning on page 44 for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $13.7 million in 2018 due primarily to a higher level of investments in fixed income securities and short-term securities, partially offset by a lower rate of return from Alternative Investments, lower yields on fixed income securities and the impact of presenting Fair Value Option Investments within Loss from Change in Fair Value of Equity and Convertible Securities (outside of Net Investment Income) as of January 1, 2018. Net Investment Income from Alternative Investments, which consist of Equity Method Limited Liability Investments, Fair Value Option Investments and other limited liability investments included in Equity Securities at Fair Value or Equity Securities at Modified Costs, decreased by $17.3 million. Alternative investment income from Equity Method Limited Liability Investments, decreased by $13.8 million. Alternative investment income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Costs, decreased by $2.2 million for the year ended December 31, 2018, compared to the same period in 2017. No Net Investment Income was recorded on Fair Value Option Investment for the year ended December 31, 2018, compared to $1.3 million, for the same period in 2017. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 48 for additional discussion.
Other Income increased by $38.2 million for the year ended December 31, 2018, compared to the same period in 2017, due primarily to the the partial satisfaction of a final judgment against CSC. See Note 23, “Contingencies.” to the Consolidated Financial Statements for additional discussion. The Company cannot make any assurance as to the additional amounts of the final judgment that will actually be collected or when they may be received. The unpaid balance of the final judgment is treated as a gain contingency for accounting purposes and accordingly, is not recognized in the Consolidated Financial Statements.
The Company adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in 2018. As a result of adoption, beginning in 2018, changes in the fair value of the Company’s investments in equity securities with readily determinable fair values are recognized in the Consolidated Statements of Income. Loss from Change in Fair Value of Equity and Convertible Securities recognized in the Consolidated Statements of Income was $64.3 million in 2018. Prior to 2018, changes in the fair value of

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
equity securities were recognized in other comprehensive income. See MD&A, “Investment Results,” under the sub-caption “Loss from Change in Fair Value of Equity and Convertible Securities” beginning on page 49 for additional discussion.
Net Realized Gains on Sales of Investments were $26.4 million in 2018, compared to $56.5 million in 2017. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 50 for additional discussion. Net Impairment Losses Recognized in Earnings in 2018 and 2017 were $4.5 million and $14.3 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Net Impairment Losses Recognized in Earnings” beginning on page 51 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
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
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2019, 2018 and 2017 are presented below.

	Year Ended
	Dec 31, 2019		Dec 31, 2018		Dec 31, 2017
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	56	$42.4	45	$34.7	39	$61.3
$5 - $10	3	20.8	4	27.6	1	5.3
$10 - $15	1	14.0	—	—	2	21.4
$15 - $20	—	—	—	—	—	—
$20 - $25	—	—	—	—	1	24.4
Greater Than $25	—	—	1	33.7	2	72.5
Total	60	$77.2	50	$96.0	45	$184.9

Specialty Property & Casualty Insurance		11.1		4.7		5.5
Preferred Property & Casualty Insurance		63.0		87.3		173.5
Life & Health Insurance		3.1		4.0		5.9
Total Catastrophe Losses and LAE		$77.2		$96.0		$184.9
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and a catastrophe reinsurance program for the Company’s Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments. Coverage under the catastrophe reinsurance program is provided in various contracts and layers. The Company’s Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments also purchase reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its catastrophe reinsurance program. The Life & Health Insurance segment also purchases

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

reinsurance from the FHCF for hurricane losses in Florida and is party to the Property & Casualty catastrophe reinsurance program for its Kemper Home Service companies.
In 2019, 2018 and 2017 the Company had catastrophe reinsurance recoveries of $15.5 million, $31.8 million and $11.9 million under its catastrophe reinsurance programs, respectively. Catastrophe recoveries under the FHCF were not material in 2019, 2018, or 2017. In 2019, 2018 and 2017 the Company paid $0.0 million, $0.4 million and $0.8 million in reinstatement premium, respectively. In 2019, the Company received a $0.9 million refund of reinstatement premiums related to the 2017 and 2018 wildfires.
See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2019, 2018 and 2017 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(54.0)	1.0	23.4
Catastrophe	(17.1)	(8.4)	(4.5)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$(71.1)	$(7.4)	$18.9
See MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Preferred Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2019 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion of segment results use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding total incurred losses and LAE, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense Ratio.
The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and uses these financial measures to reveal the trends in the Company’s Property & Casualty Insurance segment that may be impacted by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the combined ratio. Prior-year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier years, it has no bearing on

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

the performance of the Company’s insurance products that were in force in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
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
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the years ended December 31, 2019, 2018 or 2017.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Net Premiums Written	$3,211.3	$2,067.4	$1,043.5
Earned Premiums	$3,078.4	$2,027.4	$1,005.7
Net Investment Income	107.5	63.4	39.2
Other Income	7.0	2.4	1.1
Total Revenues	3,192.9	2,093.2	1,046.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,302.4	1,517.4	791.2
Catastrophe Losses and LAE	11.1	4.7	5.5
Prior Years:
Non-catastrophe Losses and LAE	(35.1)	2.0	4.1
Catastrophe Losses and LAE	0.5	(0.3)	(0.3)
Total Incurred Losses and LAE	2,278.9	1,523.8	800.5
Insurance Expenses	555.6	421.7	165.0
Other Expenses	2.5	2.1	—
Operating Profit	355.9	145.6	80.5
Income Tax Expense	(72.8)	(29.8)	(24.2)
Segment Net Operating Income	$283.1	$115.8	$56.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.7%	74.9%	78.7%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.2	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.1)	0.1	0.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	74.0	75.2	79.6
Insurance Expense Ratio	18.0	20.8	16.4
Combined Ratio	92.0%	96.0%	96.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	74.7%	74.9%	78.7%
Insurance Expense Ratio	18.0	20.8	16.4
Underlying Combined Ratio	92.7%	95.7%	95.1%
Non-GAAP Measure Reconciliation
Combined Ratio	92.0%	96.0%	96.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.4	0.2	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.1)	0.1	0.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Underlying Combined Ratio	92.7%	95.7%	95.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2019	Dec 31, 2018
Insurance Reserves:
Non-Standard Automobile	$1,321.9	$1,177.2
Commercial Automobile	229.1	209.8
Total Insurance Reserves	$1,551.0	$1,387.0

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$730.0	$692.8
Incurred But Not Reported	672.2	556.2
Total Loss and LAE Reserves	1,402.2	1,249.0
Unallocated LAE Reserves	148.8	138.0
Total Insurance Reserves	$1,551.0	$1,387.0
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 62 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Acquisition of Infinity
As discussed in Note 3, “Acquisition of Business,” to the Consolidated Financial Statements, the Company completed its acquisition of Infinity on July 2, 2018. The results of Infinity’s operations have been included in the Company’s consolidated financial results from the date of its acquisition and forward.
Overall
2019 Compared with 2018
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $283.1 million for the year ended December 31, 2019, compared to $115.8 million in 2018. Segment net operating results increased by $167.3 million due primarily to the acquisition of Infinity in 2018 and favorable loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $1,051.0 million in 2019, compared to 2018. Infinity accounted for $803.2 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for increases in earned premiums of $224.7 million and $23.1 million, respectively. Both of the segment’s product lines had higher volume, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance, which had a volume increase of $213.6 million. Both of the segment’s product lines experienced an increase from higher average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had an increase from higher average earned premium of $21.3 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $44.1 million in 2019, compared to 2018, due primarily to a higher investment base, largely due to the inclusion of the Infinity investment portfolio for the entire year in 2019 versus only a six month period in 2018, partially offset by lower rate of return on Alternative Investments.
Underlying losses and LAE as a percentage of earned premiums were 74.7% in 2019, an improvement of 0.2 percentage points, compared to 2018, driven primarily by lower underlying losses as a percentage of earned premiums in commercial automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
losses and LAE (excluding reserve development) were $11.1 million in 2019, compared to $4.7 million in 2018, an increase of $6.4 million. Favorable loss and LAE reserve development (including catastrophe reserve development) was $34.6 million in 2019, compared to adverse development of $1.7 million in 2018.
Insurance expenses were $555.6 million, or 18.0% of earned premiums, in 2019, a improvement of 2.8% percentage points, compared to 2018, driven primarily by lower amortization of Infinity purchase accounting adjustments in 2019, versus 2018.
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
Underlying losses and LAE as a percentage of earned premiums were 74.9% in 2018, an improvement of 3.8% percentage points, compared to 2017, driven by both specialty personal automobile insurance and commercial automobile insurance product lines, particularly in the Infinity business which historically had lower underlying losses and LAE as a percentage of earned premiums. Catastrophe losses and LAE (excluding reserve development) were $4.7 million in 2018, compared to $5.5 million in 2017. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.7 million in 2018, compared to $3.8 million in 2017.
Insurance expenses were $421.7 million, or 20.8% of earned premiums, in 2018, a deterioration of 4.4 percentage points compared to 2017, driven primarily by the amortization of Infinity purchase accounting adjustments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2019, 2018 and 2017 is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Net Premiums Written	$2,941.1	$1,927.9	$992.3
Earned Premiums	$2,825.6	$1,889.5	$954.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$2,131.5	$1,418.2	$750.4
Catastrophe Losses and LAE	9.9	3.9	4.8
Prior Years:
Non-catastrophe Losses and LAE	(24.3)	5.7	3.1
Catastrophe Losses and LAE	0.5	(0.2)	(0.2)
Total Incurred Losses and LAE	$2,117.6	$1,427.6	$758.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.4%	75.1%	78.6%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.2	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	0.3	0.3
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	74.9%	75.6%	79.4%
2019 Compared with 2018
Earned Premiums on specialty personal automobile insurance increased by $936.1 million in 2019, compared to 2018. Infinity accounted for $701.2 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for increases in earned premiums of $213.6 million and $21.3 million, respectively. Incurred losses and LAE were $2,117.6 million, or 74.9% of earned premiums, in 2019, compared to $1,427.6 million, or 75.6% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums improved due primarily to favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 75.4% in 2019, compared to 75.1% in 2018. Catastrophe losses and LAE (excluding reserve development) were $9.9 million in 2019, compared to $3.9 million in 2018. Favorable loss and LAE reserve development was $23.8 million in 2019, compared to adverse development of $5.5 million in 2018.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Net Premiums Written	$270.2	$139.5	$51.2
Earned Premiums	$252.8	$137.9	$51.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$170.9	$99.2	$40.8
Catastrophe Losses and LAE	1.2	0.8	0.7
Prior Years:
Non-catastrophe Losses and LAE	(10.8)	(3.7)	1.0
Catastrophe Losses and LAE	—	(0.1)	(0.1)
Total Incurred Losses and LAE	$161.3	$96.2	$42.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.6%	72.0%	79.4%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.6	1.4
Prior Years Non-catastrophe Losses and LAE Ratio	(4.3)	(2.7)	1.9
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	(0.2)
Total Incurred Loss and LAE Ratio	63.8%	69.8%	82.5%
2019 Compared with 2018
Earned premiums in commercial automobile insurance increased by $114.9 million in 2019, compared to 2018. Infinity accounted for $101.8 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for increases in earned premiums of $11.3 million and $1.8 million, respectively. Incurred losses and LAE were $161.3 million, or 63.8% of earned premiums, in 2019, compared to $96.2 million, or 69.8% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower underlying losses and LAE as a percentage of earned premiums as well as higher levels of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 67.6% in 2019, compared to 72.0% in 2018, an improvement of 4.4 percentage points due primarily to lower frequency of claims in 2019 relative to the prior year. Favorable loss and LAE reserve development was $10.8 million in 2019, compared to $3.8 million in 2018.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE
Selected financial information for the Preferred Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Net Premiums Written	$739.3	$748.8	$726.1
Earned Premiums	$750.3	$730.7	$730.3
Net Investment Income	44.1	61.8	58.9
Total Revenues	794.4	792.5	789.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	481.8	459.4	460.3
Catastrophe Losses and LAE	63.0	87.3	173.5
Prior Years:
Non-catastrophe Losses and LAE	(17.6)	(0.1)	20.4
Catastrophe Losses and LAE	(18.4)	(8.2)	(4.7)
Total Incurred Losses and LAE	508.8	538.4	649.5
Insurance Expenses	233.3	225.5	217.8
Operating Profit (Loss)	52.3	28.6	(78.1)
Income Tax Benefit (Expense)	(10.4)	(2.9)	32.7
Segment Net Operating Income (Loss)	$41.9	$25.7	$(45.4)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	64.2%	62.9%	62.9%
Current Year Catastrophe Losses and LAE Ratio	8.4	11.9	23.8
Prior Years Non-catastrophe Losses and LAE Ratio	(2.3)	—	2.8
Prior Years Catastrophe Losses and LAE Ratio	(2.5)	(1.1)	(0.6)
Total Incurred Loss and LAE Ratio	67.8	73.7	88.9
Insurance Expense Ratio	31.1	30.9	29.8
Combined Ratio	98.9%	104.6%	118.7%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	64.2%	62.9%	62.9%
Insurance Expense Ratio	31.1	30.9	29.8
Underlying Combined Ratio	95.3%	93.8%	92.7%
Non-GAAP Measure Reconciliation
Combined Ratio	98.9%	104.6%	118.7%
Less:
Current Year Catastrophe Losses and LAE Ratio	8.4	11.9	23.8
Prior Years Non-catastrophe Losses and LAE Ratio	(2.3)	—	2.8
Prior Years Catastrophe Losses and LAE Ratio	(2.5)	(1.1)	(0.6)
Underlying Combined Ratio	95.3%	93.8%	92.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2019		Dec 31, 2018
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	53	$30.9	45	$32.9
$5 - $10	3	19.0	3	21.3
$10 - $15	1	13.1	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	1	33.1
Total	57	$63.0	49	$87.3
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2019	Dec 31, 2018
Insurance Reserves:
Preferred Automobile	$262.3	$270.0
Homeowners	95.3	147.9
Other	30.9	35.0
Total Insurance Reserves	$388.5	$452.9
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$241.3	$312.5
Incurred But Not Reported	118.8	110.0
Total Loss and LAE Reserves	360.1	422.5
Unallocated LAE Reserves	28.4	30.4
Total Insurance Reserves	$388.5	$452.9
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 62 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
2019 Compared with 2018
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $41.9 million for the year ended December 31, 2019, compared to $25.7 million in 2018. Segment net operating results improved by $16.2 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and favorable prior year loss and LAE development (including a recovery on prior year catastrophes) partially offset by higher underlying losses and LAE as a percentage of earned premiums and lower net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $19.6 million in 2019, compared to 2018, due primarily to higher average earned premium. Earned Premiums was driven primarily by preferred automobile insurance, which had an increase in earned premiums of $30.3 million due to higher average earned premium. Other personal

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
insurance had an increase in earned premiums from higher average earned premium of $4.4 million. Overall volume declined with decreases in preferred automobile, homeowners, and other insurance of $0.3 million, $8.8 million, and $6.0 million, respectively.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $17.7 million in 2019, compared to 2018, due primarily to a lower rate of return on Alternative Investments.
Underlying losses and LAE as a percentage of earned premiums were 64.2% and 62.9% in 2019 and 2018, respectively. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $63.0 million in 2019, compared to $87.3 million in 2018, which is a decrease of $24.3 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to fewer catastrophic events in the greater than $25 million per event range in 2019, compared to 2018, and lower severity of other catastrophic events in 2019, compared to 2018. Favorable loss and LAE reserve development (including catastrophe reserve development) was $36.0 million in 2019, compared to favorable development of $8.3 million in 2018. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Insurance expenses were $233.3 million, or 31.1% of earned premiums, in 2019, a deterioration of 0.2 percentage points compared to 2018.
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
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $0.4 million in 2018, compared to 2017, as higher average earned premium accounted for an increase of $21.4 million partially offset by a decrease in volume of $21.0 million, All product lines experienced an increase average earned premium, although the overall impact on Earned Premiums was driven primarily by preferred personal automobile insurance, which had increases due to higher average earned premium of $19.5 million. The lower volume was driven by homeowners insurance and preferred personal automobile insurance which had volume decreases of $15.5 million and $2.1 million, respectively.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $2.9 million in 2018, compared to 2017, due primarily to higher levels of fixed maturity investments and higher income from fixed maturity investments, partially offset by lower income from Alternative Investments. The Preferred Property & Casualty Insurance segment reported Net Investment Income from Alternative Investments of $18.6 million in 2018, compared to $22.5 million in 2017.
Underlying losses and LAE as a percentage of earned premiums were 62.9% in both 2018 and 2017. Underlying losses and LAE exclude the impact of catastrophe and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $87.3 million in 2018, compared to $173.5 million in 2017, which is a decrease of $86.2 million due primarily to lower losses on California wildfires in 2018 and 2017, due in part to reinsurance recoveries in 2018 under the aggregate property catastrophe reinsurance contract and fewer catastrophe losses and LAE (excluding reserve development) from events with greater than $20 million in losses and LAE. Favorable loss and LAE reserve development (including catastrophe reserve development) was $8.3 million in 2018, compared to adverse development of $15.7 million in 2017. Adverse development in 2017 was driven primarily by preferred personal automobile insurance.
Insurance expenses were $225.5 million, or 30.9% of earned premiums, in 2018, a deterioration of 1.1 percentage points compared to 2017, driven primarily by increased ceded premiums in 2018 under the Company’s aggregate property catastrophe reinsurance contract.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Net Premiums Written	$468.9	$462.1	$424.4
Earned Premiums	$470.2	$440.2	$422.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	332.5	308.8	309.0
Catastrophe Losses and LAE	7.8	7.2	11.3
Prior Years:
Non-catastrophe Losses and LAE	(8.2)	(5.7)	19.5
Catastrophe Losses and LAE	—	(0.1)	(0.2)
Total Incurred Losses and LAE	$332.1	$310.2	$339.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.6%	70.2%	73.0%
Current Year Catastrophe Losses and LAE Ratio	1.7	1.6	2.7
Prior Years Non-catastrophe Losses and LAE Ratio	(1.7)	(1.3)	4.6
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	70.6%	70.5%	80.3%
2019 Compared with 2018
Earned premiums in preferred personal automobile insurance increased by $30.0 million in 2019, compared to 2018, as higher average earned premiums accounted for an increase in earned premiums of $30.3 million, partially offset by lower volume in earned premiums of $0.3 million. Incurred losses and LAE were $332.1 million, or 70.6% of earned premiums, in 2019, compared to $310.2 million, or 70.5% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 70.6% in 2019, compared to 70.2% in 2018, which was a deterioration of 0.4 percentage points due primarily to the impact of business mix in 2019. Catastrophe losses and LAE (excluding reserve development) were $7.8 million in 2019, compared to $7.2 million in 2018. Favorable loss and LAE reserve development was $8.2 million in 2019, compared to $5.8 million in 2018.
2018 Compared with 2017
Earned premiums in preferred personal automobile insurance increased by $17.4 million in 2018, compared to 2017, as higher average earned premium accounted for an increase of $19.5 million, while lower volume accounted for a decrease of $2.1 million. The decrease in earned premium attributed to lower volume was primarily due to the run-off of the direct-to-consumer business. Incurred losses and LAE were $310.2 million, or 70.5% of earned premiums, in 2018, compared to $339.6 million, or 80.3% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a favorable change in loss and LAE reserve development, lower underlying losses and LAE as a percentage of related earned premiums and lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of related earned premiums were 70.2% in 2018, compared to 73.0% in 2017, which was an improvement of 2.8 percentage points due primarily to lower frequency of claims and higher average earned premiums, partially offset by higher severity of losses, particularly on bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $7.2 million in 2018, compared to $11.3 million in 2017. Favorable loss and LAE reserve development was $5.8 million in 2018, compared to adverse development of $19.3 million in 2017.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Net Premiums Written	$233.1	$247.3	$260.5
Earned Premiums	$241.3	$250.1	$264.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	131.6	131.5	129.5
Catastrophe Losses and LAE	54.0	75.2	157.3
Prior Years:
Non-catastrophe Losses and LAE	(2.7)	10.4	4.7
Catastrophe Losses and LAE	(17.0)	(7.2)	(3.7)
Total Incurred Losses and LAE	$165.9	$209.9	$287.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	54.5%	52.5%	48.9%
Current Year Catastrophe Losses and LAE Ratio	22.4	30.1	59.4
Prior Years Non-catastrophe Losses and LAE Ratio	(1.1)	4.2	1.8
Prior Years Catastrophe Losses and LAE Ratio	(7.0)	(2.9)	(1.4)
Total Incurred Loss and LAE Ratio	68.8%	83.9%	108.7%
2019 Compared with 2018
Earned premiums in homeowners insurance decreased by $8.8 million in 2019, compared to 2018, with lower volume accounting for the entirety of the decrease. Incurred losses and LAE were $165.9 million, or 68.8% of earned premiums, in 2019, compared to $209.9 million, or 83.9% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and higher favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 54.5% in 2019, compared to 52.5% in 2018, a deterioration of 2.0 percentage points due primarily to higher severity of non-catastrophe large losses in 2019 compared to 2018. Catastrophe losses and LAE (excluding reserve development) were $54.0 million in 2019, compared to $75.2 million in 2018. Loss and LAE reserve development was favorable by $19.7 million in 2019, compared to adverse development of $3.2 million in 2018. Favorable loss and LAE reserve development in 2019 included the impact of the recognition and sale of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
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

DOLLARS IN MILLIONS	2019	2018	2017
Net Premiums Written	$37.3	$39.4	$41.2
Earned Premiums	$38.8	$40.4	$42.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	17.7	19.1	21.8
Catastrophe Losses and LAE	1.2	4.9	4.9
Prior Years:
Non-catastrophe Losses and LAE	(6.7)	(4.8)	(3.8)
Catastrophe Losses and LAE	(1.4)	(0.9)	(0.8)
Total Incurred Losses and LAE	$10.8	$18.3	$22.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	45.6%	47.3%	51.1%
Current Year Catastrophe Losses and LAE Ratio	3.1	12.1	11.5
Prior Years Non-catastrophe Losses and LAE Ratio	(17.3)	(11.9)	(8.9)
Prior Years Catastrophe Losses and LAE Ratio	(3.6)	(2.2)	(1.9)
Total Incurred Loss and LAE Ratio	27.8%	45.3%	51.8%
2019 Compared with 2018
Earned premiums in other personal insurance decreased by $1.6 million in 2019, compared to 2018, as lower volume accounted for a decrease in earned premiums of $6.0 million, while higher average earned premium accounted for an increase in earned premiums of $4.4 million. Incurred losses and LAE were $10.8 million, or 27.8% of earned premiums, in 2019, compared to $18.3 million, or 45.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums improved due primarily to higher favorable loss and LAE reserve development in 2019, compared to 2018. Underlying losses and LAE as a percentage of earned premiums were 45.6% in 2019, compared to 47.3% in 2018, which was an improvement of 1.7 percentage points. Catastrophe losses and LAE (excluding reserve development) were $1.2 million in 2019, compared to $4.9 million in 2018. Favorable loss and LAE reserve development was $8.1 million in 2019, compared to $5.7 million in 2018.
2018 Compared with 2017
Earned premiums in other personal insurance decreased by $2.3 million in 2018, compared to 2017, as lower volume accounted for a decrease of $3.4 million, while higher average earned premium accounted for an increase of $1.1 million. Incurred losses and LAE were $18.3 million, or 45.3% of earned premiums, in 2018, compared to $22.1 million, or 51.8% of earned premiums, in 2017. Incurred losses and LAE as a percentage of earned premiums improved due to lower underlying losses and LAE as a percentage of earned premiums and a higher level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 47.3% in 2018, compared to 51.1% in 2017, which was an improvement of 3.8 percentage points due primarily to lower frequency of claims and higher average earned premiums, partially offset by higher severity of losses. Favorable loss and LAE reserve development was $5.7 million in 2018, compared to $4.6 million in 2017.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Earned Premiums	$643.7	$626.3	$614.0
Net Investment Income	206.4	210.9	223.2
Other Income	8.5	4.0	2.6
Total Revenues	858.6	841.2	839.8
Policyholders’ Benefits and Incurred Losses and LAE	402.7	404.2	387.4
Insurance Expenses	334.0	321.1	312.2
Operating Profit	121.9	115.9	140.2
Income Tax Expense	(23.2)	(24.4)	(48.3)
Segment Net Operating Income	$98.7	$91.5	$91.9
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2019	Dec 31, 2018
Insurance Reserves:
Future Policyholder Benefits	$3,385.3	$3,333.6
Incurred Losses and LAE Reserves:
Life	89.2	130.5
Accident and Health	27.5	27.8
Property	3.3	4.4
Total Incurred Losses and LAE Reserves	120.0	162.7
Total Insurance Reserves	$3,505.3	$3,496.3
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the DMF and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. During 2019, the Company reduced its estimate of the initial impact of using death verification databases by $21.0 million.
See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.
2019 Compared with 2018
Earned Premiums in the Life & Health Insurance segment increased by $17.4 million for the year ended December 31, 2019, compared to 2018, due primarily to higher volume from accident and health insurance products offered by Reserve National, and sales volume on life insurance products.
Net Investment Income decreased by $4.5 million in 2019, compared to 2018, due primarily to lower investment yields on fixed income securities and a lower rate of return from alternative investments, partially offset by a higher investment base. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investments in fixed maturities was approximately 5.1% and 5.3% at December 31, 2019 and 2018, respectively.
Other income increased by $4.5 million in 2019, compared to 2018, due primarily to a higher level of corporate owned life insurance.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Policyholders’ Benefits and Incurred Losses and LAE decreased by $1.5 million in 2019, compared to 2018, due primarily to decrease of $21.0 million in the company’s estimate of the ultimate cost of using death verification databases in the Company’s operations, partially offset by higher severity on accident and health insurance claims. Insurance Expenses in the Life & Health Insurance segment increased by $12.9 million due primarily to higher commissions on increased volume within the business and investments to enhance the capabilities of the business. Segment Net Operating Income in the Life & Health Insurance segment was $98.7 million for the year ended December 31, 2019, compared to $91.5 million in 2018.
2018 Compared with 2017
Earned Premiums in the Life & Health Insurance segment increased by $12.3 millions for the year ended December 31, 2018, compared to 2017, due primarily to higher volume from accident and health insurance products offered by Reserve National, partially offset by lower volume from life products offered by Reserve National and property insurance products offered by Kemper Home Service Companies (“KHSC”).
Net Investment Income increased by $12.3 million in 2018, compared to 2017, due primarily to lower investment returns from alternative investments and lower income from fixed maturities, partially offset by higher levels of fixed maturities. The weighted-average book yield on the Company’s life and health insurance subsidiaries’ investments in fixed maturities was approximately 5.3% and 5.4% at December 31, 2018 and 2017, respectively.
Policyholders’ Benefits and Incurred Losses and LAE increased by $16.8 million in 2018, compared to 2017 due primarily to higher policyholders’ benefits and incurred losses and LAE on life and accident and health business and overall growth in the accident and health business. Insurance Expenses in the Life & Health Insurance segment increased by $8.9 million due primarily to growth in the accident and health business for Reserve National and higher general expenses, incentive commissions and fringe benefits for KHSC, partially offset by lower expenses related to lower volume of life insurance sold by Reserve National. Segment Net Operating Income in the Life & Health Insurance segment was $91.5 million for the year ended December 31, 2018, compared to $91.9 million in 2017.
Life Insurance
Selected financial information for the life insurance product line is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Earned Premiums	$384.6	$378.4	379.7
Net Investment Income	198.8	202.6	216.0
Other Income	8.1	3.5	2.4
Total Revenues	591.5	584.5	598.1
Policyholders’ Benefits and Incurred Losses and LAE	270.1	279.4	274.1
Insurance Expenses	215.3	207.7	207.9
Operating Profit	106.1	97.4	116.1
Income Tax Expense	(20.0)	(20.7)	(39.9)
Total Product Line Net Operating Income	$86.1	$76.7	$76.2

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
2019 Compared with 2018
Earned premiums on life insurance increased by $6.2 million in 2019, compared to 2018, due primarily to a higher volume of new business sales. Policyholders’ benefits and incurred losses and LAE on life insurance were $270.1 million in 2019, compared to $279.4 million in 2018, a decrease of $9.3 million due primarily to adjustment of the company’s estimate of the ultimate cost of using death verification databases in the company’s operations. Insurance expenses increased by $7.6 million in 2019, compared to 2018 due primarily to higher commissions on increased volume and investments to enhance the capabilities of the business.
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

Accident and Health Insurance
Selected financial information for the accident and health insurance product line is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Earned Premiums	$190.9	$177.5	$161.7
Net Investment Income	6.0	6.1	5.2
Other Income	0.4	0.5	0.2
Total Revenues	197.3	184.1	167.1
Policyholders’ Benefits and Incurred Losses and LAE	109.8	98.9	88.7
Insurance Expenses	88.7	82.2	71.7
Operating Profit (Loss)	(1.2)	3.0	6.7
Income Tax Expense (Benefit)	0.3	(0.6)	(2.5)
Total Product Line Net Operating Income (Loss)	$(0.9)	$2.4	$4.2
2019 Compared with 2018
Earned premiums on accident and health insurance increased by $13.4 million in 2019, compared to 2018, due primarily to higher volume of in force business. Policyholders’ benefits and incurred losses and LAE on accident and health insurance were $109.8 million, or 57.5% of accident and health insurance earned premiums, in 2019, compared to $98.9 million, or 55.7% of accident and health insurance earned premiums, in 2018. The increase of 1.8 percentage points was due primarily to higher severity of claims for certain health products. Insurance expenses increased by $6.5 million in 2019, compared to 2018, due primarily to premium growth.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Earned Premiums	$68.2	$70.4	$72.6
Net Investment Income	1.6	2.2	2.0
Total Revenues	69.8	72.6	74.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	18.1	20.5	17.8
Catastrophe Losses and LAE	3.1	4.0	5.9
Prior Years:
Non-catastrophe Losses and LAE	0.8	1.3	0.4
Catastrophe Losses and LAE	0.8	0.1	0.5
Total Incurred Losses and LAE	22.8	25.9	24.6
Insurance Expenses	30.0	31.2	32.6
Operating Profit	17.0	15.5	17.4
Income Tax Expense	(3.5)	(3.1)	(5.9)
Total Product Line Net Operating Income	$13.5	$12.4	$11.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	26.5%	29.2%	24.5%
Current Year Catastrophe Losses and LAE Ratio	4.5	5.7	8.1
Prior Years Non-catastrophe Losses and LAE Ratio	1.2	1.8	0.6
Prior Years Catastrophe Losses and LAE Ratio	1.2	0.1	0.7
Total Incurred Loss and LAE Ratio	33.4%	36.8%	33.9%
2019 Compared with 2018
Earned premiums on property insurance decreased by $2.2 million in 2019, compared to 2018, due primarily to a lower volume of insurance sold. Incurred losses and LAE on property insurance were $22.8 million, or 33.4% of property insurance earned premiums, in 2019, compared to $25.9 million, or 36.8% of property insurance earned premiums, in 2018. Current year non-catastrophe losses and LAE on property insurance were $18.1 million, or 26.5% of property insurance earned premiums, in 2019, compared to $20.5 million, or 29.2% of property insurance earned premiums, in 2018, a decrease of 2.7 percentage points due to lower frequency of claims. Catastrophe losses and LAE (excluding development) were $3.1 million in 2019, compared to $4.0 million in 2018, due primarily to a lower frequency of claims and severity of losses in connection with catastrophic events. Adverse loss and LAE reserve development was $1.6 million in 2019, compared to $1.4 million in 2018. Insurance expenses decreased $1.2 million in 2019, compared to 2018, due primarily to lower volume of policies issued.
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
INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2019, 2018 and 2017 is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Investment Income:
Interest on Fixed Income Securities	$299.4	$268.9	$246.6
Dividends on Equity Securities Excluding Alternative Investments	22.9	13.6	9.3
Alternative Investments:
Equity Method Limited Liability Investments	1.0	11.0	24.8
Fair Value Option Investments	—	—	1.3
Limited Liability Investments Included in Equity Securities	18.0	26.4	28.6
Total Alternative Investments	19.0	37.4	54.7
Short-term Investments	8.2	7.0	1.6
Loans to Policyholders	22.6	22.5	21.6
Real Estate	9.8	9.6	10.7
Other	1.5	0.9	0.5
Total Investment Income	383.4	359.9	345.0
Investment Expenses:
Real Estate	9.6	9.7	10.5
Other Investment Expenses	9.5	9.3	7.3
Total Investment Expenses	19.1	19.0	17.8
Net Investment Income	$364.3	$340.9	$327.2
2019 Compared with 2018
Net Investment Income increased by $23.4 million for the year ended December 31, 2019, compared to 2018, due primarily to the inclusion of the Infinity investment portfolio for the entire year in 2019 versus only six months in 2018, partially offset by a lower rate of return from Alternative Investments.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2019, 2018 and 2017 are presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Recognized in Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$138.9	$(64.3)	$—
Gains on Sales	46.9	37.6	56.9
Losses on Sales	(5.0)	(11.2)	(1.0)
Net Impairment Losses Recognized in Earnings	(13.8)	(4.5)	(14.3)
Net Gains on Trading Securities	—	—	0.6
Net Gain (Loss) Recognized in Consolidated Statements of Income	167.0	(42.4)	42.2
Recognized in Other Comprehensive Income (Loss)	405.3	(235.8)	85.5
Total Comprehensive Investment Gains (Losses)	$572.3	$(278.2)	$127.7
Gain (Loss) From Change in Fair Value of Equity and Convertible Securities
The components of Gain (Loss) from Change in Fair Value of Equity and Convertible Securities for the years ended December 31, 2019 and 2018 are presented below.

DOLLARS IN MILLIONS	2019	2018
Preferred Stocks	$6.2	$(6.9)
Common Stocks	1.9	(2.0)
Other Equity Interests:
Exchange Traded Funds	121.0	(54.7)
Limited Liability Companies and Limited Partnerships	4.2	0.2
Total Other Equity Interests	125.2	(54.5)
Income (Loss) from Change in Fair Value of Equity Securities	133.3	(63.4)
Income (Loss) from Change in Fair Value of Convertible Securities	5.6	(0.9)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$138.9	$(64.3)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the year ended December 31, 2019, 2018 and 2017 are presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Fixed Maturities:
Gains on Sales	$41.1	$25.3	$8.4
Losses on Sales	(4.8)	(11.1)	(0.9)
Equity Securities:
Gains on Sales	5.8	12.3	42.0
Losses on Sales	(0.2)	—	—
Real Estate:
Gains on Sales	—	—	6.4
Other Investments:
Gains on Sales	—	—	0.1
Losses on Sales	—	(0.1)	(0.1)
Net Gains on Trading Securities	—	—	0.6
Net Realized Gains on Sales of Investments	$41.9	$26.4	$56.5

Gross Gains on Sales	$46.9	$37.6	$56.9
Gross Losses on Sales	(5.0)	(11.2)	(1.0)
Net Gains on Trading Securities	—	—	0.6
Net Realized Gains on Sales of Investments	$41.9	$26.4	$56.5
Fixed Maturities
Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2019 primarily relate to a repositioning of the portfolio for duration extension purposes.
During the fourth quarter of 2018, the Company began repositioning the fixed maturity investment portfolio in in its Life and Health Insurance segment and recognized Realized Gains on Sales of Fixed Maturities of $13.3 million and Realized Losses on Sales of Fixed Maturities of $4.4 million in connection with the repositioning.
Equity Securities
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2019 primarily relate to transactions whereby the Company’s investments were acquired by other companies.
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2018 primarily relate to gains on dispositions of certain Investments in Equity Securities at Modified Cost resulting from transactions whereby the Company’s investments were acquired by other companies.
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2017 includes $35.2 million recognized on the sale of exchange traded fund shares due to tax planning initiatives and portfolio allocation adjustments.
Other sales activity in 2019, 2018 and 2017 was due to normal portfolio management.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair values of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary.
Information pertaining to Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the year ended December 31, 2019, 2018 and 2017 is presented below.

	2019		2018		2017
DOLLARS IN MILLIONS	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(13.3)	14	$(2.0)	24	$(12.1)	10
Equity Securities	(0.5)	1	(2.5)	5	(2.2)	5
Net Impairment Losses Recognized in Earnings	$(13.8)		$(4.5)		$(14.3)
Fixed Maturities
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2019 related to Investments in Fixed Maturities were due to the Company’s intent to sell or requirement to sell.
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
Real Estate
The Company did not recognize any impairment losses related to Investments in Real Estate in the Consolidated Statements of Income for the year ended December 31, 2019 or 2018 or 2017.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2019, approximately 93% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the NAIC of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating of AAA, AA, A or BBB from Fitch.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at December 31, 2019 and 2018.

NAIC Rating	Rating	Dec 31, 2019		Dec 31, 2018
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,387.1	63.4%	$4,156.6	64.7%
2	BBB	2,044.1	29.5	1,752.6	27.3
3-4	BB, B	319.2	4.6	333.7	5.2
5-6	CCC or Lower	171.7	2.5	181.3	2.8
Total Investments in Fixed Maturities		$6,922.1	100.0%	$6,424.2	100.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $11.7 million and $17.1 million at December 31, 2019 and 2018, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2019 and 2018.

	Dec 31, 2019		Dec 31, 2018
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$815.9	9.0%	$865.7	10.7%
States and Political Subdivisions:
Revenue Bonds	958.6	10.6	991.6	12.3
States	427.5	4.7	479.7	5.9
Political Subdivisions	129.7	1.4	147.8	1.8
Foreign Governments	16.8	0.2	5.9	0.1
Total Investments in Governmental Fixed Maturities	$2,348.5	25.9%	$2,490.7	30.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2019 and 2018.

	Dec 31, 2019		Dec 31, 2018
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,522.8	16.8%	$1,269.3	15.7%
Manufacturing	1,356.4	15.0	1,270.0	15.7
Transportation, Communication and Utilities	650.2	7.2	449.0	5.6
Services	604.4	6.7	516.4	6.4
Retail Trade	183.3	2.0	164.8	2.0
Mining	154.5	1.7	158.6	2.0
Wholesale Trade	72.9	0.8	78.4	1.0
Agriculture, Forestry and Fishing	12.4	0.1	13.7	0.2
Other	16.6	0.2	13.3	0.2
Total Investments in Non-governmental Fixed Maturities	$4,573.5	50.5%	$3,933.5	48.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2019.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	457	$992.6
$5 -$10	181	1,224.5
$10 - $20	122	1,653.5
$20 - $30	28	667.7
Greater Than $30	1	35.2
Total	789	$4,573.5
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest bearing accounts. At December 31, 2019, the Company had $365.0 million invested in U.S. treasury bills, $83.9 million invested in money market funds which primarily invest in U.S. Treasury securities and $22.0 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at December 31, 2019.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$118.6	1.3%
Georgia	101.8	1.1
Colorado	86.0	1.0
Louisiana	70.9	0.8
Michigan	69.6	0.8
California	67.8	0.7
New York	60.4	0.7
Ohio	55.1	0.6
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Long-Term Corp Bond ETF	106.1	1.2
iShares Long-Term Corporate Bond ETF	69.7	0.8
Total	$806.0	9.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. Beginning January 1, 2018, the Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at December 31, 2019 and 2018 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2019	Dec 31, 2019	Dec 31, 2018
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$59.9	$129.3	$99.6
Senior Debt	21.7	16.0	15.4
Distressed Debt	—	22.7	34.5
Secondary Transactions	15.6	11.5	21.2
Leveraged Buyout	—	0.1	4.2
Growth Equity	—	5.3	5.4
Real Estate	—	29.9	—
Other	—	5.6	6.7
Total Equity Method Limited Liability Investments	97.2	220.4	187.0
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	94.7	126.1	111.7
Senior Debt	23.2	39.5	34.3
Distressed Debt	18.7	16.8	14.5
Secondary Transactions	6.8	4.9	6.7
Hedge Funds	—	48.2	14.7
Leveraged Buyout	2.2	4.4	4.2
Other	8.0	8.2	5.9
Total Reported as Other Equity Interests at Fair Value	153.6	248.1	192.0
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	1.6	1.5
Other	0.1	18.9	22.1
Total Reported as Equity Securities at Modified Cost	0.1	20.5	23.6
Total Investments in Limited Liability Companies and Limited Partnerships	$250.9	$489.0	$402.6
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INSURANCE EXPENSES AND INTEREST AND OTHER EXPENSES
Insurance Expenses and Interest and Other Expenses for the year ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Insurance Expenses:
Commissions	$708.8	$558.7	$425.6
General Expenses	278.0	231.9	196.2
Premium Tax Expense	93.5	71.0	50.7
Total Costs Incurred	1,080.3	861.6	672.5
Policy Acquisition Costs:
Deferred	(475.2)	(481.5)	(351.6)
Amortized	408.3	377.1	318.3
Net Policy Acquisition Costs Amortized	(66.9)	(104.4)	(33.3)
Amortization of Value of Business Acquired (“VOBA”)	6.3	143.3	5.1
Insurance Expenses	1,019.7	900.5	644.3
Loss from Early Extinguishment of Debt	5.8	—	—
Interest Expense	42.5	43.4	34.9
Other Expenses:
Loss on Cash Flow Hedge	—	—	1.1
Acquisition Related Transaction, Integration and Other Costs	18.4	44.7	—
Other	102.9	70.9	44.6
Other Expenses	121.3	115.6	45.7
Interest and Other Expenses	163.8	159.0	80.6
Total Expenses	$1,189.3	$1,059.5	$724.9
Insurance Expenses
Insurance Expenses increased by $119.2 million for the year ended December 31, 2019, compared to 2018, due primarily to the inclusion of Infinity for the full twelve months in 2019 as compared to only six months in 2018, partially offset by a reduction in the amortization of VOBA. Insurance Expenses increased by $256.2 million for the year ended December 31, 2018, compared to 2017, due primarily to the acquisition of Infinity and the amortization of purchase accounting adjustments in 2018.
Interest and Other Expenses
Interest expense decreased by $0.9 million for the year ended December 31, 2019, compared to 2018, due primarily to lower levels of debt outstanding in the current year. Interest expense increased by $8.5 million for the year ended December 31, 2018, compared to 2017, due primarily to higher levels of debt outstanding to facilitate the funding of the acquisition of Infinity. See MD&A, “Liquidity and Capital Resources,” and Note 8, “Debt,” to the Consolidated Financial Statements for additional discussion of debt activity.
Other Expenses increased by $5.7 million for the year ended December 31, 2019, compared to 2018, due primarily to higher employee compensation, bonuses and legal fees, partially offset by a reduction in costs associated with the acquisition of Infinity and the related transaction and integration cost. Other Expenses increased by $69.9 million for the year ended December 31, 2018, compared to 2017, due primarily to the acquisition of Infinity, the inclusion of acquisition related transaction, integration and other costs and higher employee compensation.
INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to (1) the effects of tax-exempt investment income and dividends received deductions, (2) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, (3) a permanent difference associated with nondeductible executive compensation, and (4) the Tax Act.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES (Continued)
Tax-exempt investment income and dividends received deductions were $20.4 million, $22.4 million and $28.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $21.0 million, $6.7 million, and $1.1 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of nondeductible executive compensation was $11.9 million, $6.7 million, and $0.0 million for years ended December 31, 2019, 2018 and 2017, respectively. The tax benefit recorded pursuant to the Tax Act was $26.4 million and $7.4 million for the years ended December 31, 2018 and 2017, respectively. See Note 16, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Common Stock Offering
On June 7, 2019 the Company completed a public offering of its common stock and issued 1,552,500 shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million, of which $0.1 million was accrued for and reflected in Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets at December 31, 2019. In July 2019, the Company used the net proceeds of $127.2 million, together with a portion of the proceeds from delayed-draw term loan facility entered into by the Company on June 4, 2019 (the “2023 Term Loan”) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under the heading, “Repayment of Term Loan Due 2020,”for additional information regarding the initial borrowing and subsequent repayment of this delayed-draw term loan). On June 4, 2019, the Company utilized the the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which in addition to the $1.1 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either December 31, 2019 or December 31, 2018.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt outstanding at December 31, 2019 and December 31, 2018 was:

(Dollars in Millions)	Dec 31, 2019	Dec 31, 2018
Term Loan due June 29, 2020	$—	$34.9
5.0% Senior Notes due September 19, 2022	279.9	281.5
Term Loan due July 5, 2023	49.9	—
4.35% Senior Notes due February 15, 2025	448.6	448.4
7.375% Subordinated Debentures due February 27, 2054	—	144.2
Total Long-term Debt Outstanding	$778.4	$909.0
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Term Loan Due 2023
On June 4, 2019, the Company entered into the 2023 Term Loan with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date. On July 5, 2019, the Company borrowed $49.9 million, net of debt issuance costs, under the 2023 Term Loan, with a final maturity date of July 5, 2023. The agreement includes a mutual option to extend the maturity date by one year.
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
4.35% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2019. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Redemption of 7.375% Subordinated Debentures Due 2054
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company recognized a loss on early extinguishment of debt of $5.8 million in the Consolidated Statement of Income for the year ended December 31, 2019.
The Company used the proceeds received from Kemper’s common stock offering on June 7, 2019, as well as a portion of the proceeds from its July 5, 2019 borrowing under the 2023 Term Loan, to repay the 7.375% Subordinated Debentures. See Note 8, “Debt,” and Note 10, “Shareholders’ Equity,” to the Consolidated Financial Statements for additional information.
Policyholder Contract Liabilities
Kemper’s subsidiaries, United Insurance and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain level of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investment in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $4.9 million and $0.8 million at December 31, 2019 and December 31, 2018, respectively. The carrying value of FHLB of Dallas common stock was $3.3 million at both December 31, 2019 and December 31, 2018. The Company periodically uses short-term and long-term FHLB borrowings for a combination of cash management, risk management, and spread lending purposes.
In March of 2018, United Insurance received advances of $10.0 million from the FHLB of Chicago. These advances were made in connection with the start-up of the Company’s spread lending program, were collateralized by U.S Government Agency securities held in a custodial account with the FHLB of Chicago with a fair value of $15.7 million at December 31, 2018. These advances were repaid in March of 2019.
During 2019, United Insurance received advances of $614.5 million from the FHLB of Chicago and made repayments of $381.1 million under the spread lending program. United Insurance had outstanding advances from the FHLB of Chicago totaling $243.4 million at December 31, 2019. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged securities in a custodial account with the

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
FHLB of Chicago with a fair value of $287.8 million at December 31, 2019. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 7, “Policyholder Contract Liabilities,” to the Consolidated Financial Statements.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries collectively paid $239.0 million, $130.4 million and $108.1 million in dividends to Kemper in 2019, 2018 and 2017, respectively. In 2020, Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $435.4 million in dividends to Kemper without prior regulatory approval.
Kemper made capital contributions to insurance subsidiaries of $83 million and $20 million during 2019 and 2018, respectively.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.25 per common share for the first three quarters of 2019 and $0.28 for the fourth quarter of 2019. The quarterly dividend rate was $0.24 for each quarter of 2018. Dividends and dividend equivalents paid were $67.8 million and $56.4 million for the years ended December 31, 2019 and 2018, respectively.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $206.8 million at December 31, 2019, compared to $100.6 million at December 31, 2018.
The primary sources of funds available for the repayment of the Company’s indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and term loan, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income, proceeds from the sales and maturity of investments, advances from the FHLBs of Dallas and Chicago, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments, repayments of advances from the FHLBs of Dallas and Chicago and dividends to Kemper. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid.
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
Net Cash Provided by Operating Activities decreased by $4.9 million for the year ended December 31, 2019, compared to 2018. Net Cash Provided by Operating Activities increased by $298.6 million for the year ended December 31, 2018, compared to 2017.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Net Cash Provided by Financing Activities was $160.8 million for the year ended December 31, 2019, compared to net cash used of $12.2 million for the same period in 2018. Net proceeds from Policyholder Contract Liabilities provided $232.2 million of cash for the year ended December 31, 2019 compared to $8.9 million for the year ended December 31, 2018. Net proceeds from the issuance of common stock were $127.5 million for the year ended December 31, 2019. Net proceeds from borrowing under the term loan facilities provided $49.9 million of cash for the year ended December 31, 2019, compared to $249.4 million for the year ended December 31, 2018. Kemper used $185.0 million of cash to repay long-term debt for the year ended December 31, 2019 compared to $215.0 million for the year ended December 31, 2018. Kemper did not use any cash during 2019 or 2018 to repurchase shares of its common stock. Kemper used $67.8 million of cash to pay dividends for the year ended December 31, 2019, compared to $56.4 million of cash used to pay dividends in the same period of 2018. The quarterly dividend rate was $0.25 per common share for the first three quarters of 2019 and $0.28 for the fourth quarter of 2019. The quarterly dividend rate was $0.24 for each quarter of 2018.
Net Cash Used by Financing Activities was $12.2 million for the year ended December 31, 2018, compared to $205.2 million for the same period in 2017. Net proceeds from the issuance of long-term debt, which was used to fund the acquisition of Infinity, provided $249.4 million of cash for the year ended December 31, 2017. Kemper used $215.0 million of cash to repay long-term debt for the year ended December 31, 2018. Kemper did not use any cash during 2018 or 2017 to repurchase shares of its common stock. Kemper used $56.4 million of cash to pay dividends for the year ended December 31, 2018, compared to $49.5 million of cash used to pay dividends in the same period of 2017. The quarterly dividend rate was $0.24 per common share for each quarter of 2018 and 2017.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $633.4 million for the year ended December 31, 2019, compared to $497.6 million in 2018. Net cash used to acquire short-term investments was $176.0 million for the year ended December 31, 2019, compared to net cash provided by dispositions of short-term investments of $52.7 million in 2018. Fixed Maturities investing activities used net cash of $55.8 million for the year ended December 31, 2019, compared to providing net cash of $230.1 million in 2018. Equity Securities investing activities used net cash of $89.7 million for the year ended December 31, 2019, compared to $126.6 million in 2018. Equity Method Limited Liability Investments investing activities used net cash of $44.2 million for the year ended December 31, 2019, compared to $29.0 million in 2018.
Net Cash Used by Investing Activities was $497.6 million for the year ended December 31, 2018, compared to $105.4 million in 2017. Net cash provided by dispositions of short-term investments was $52.7 million for the year ended December 31, 2018, compared to $39.4 million in 2017. Fixed Maturities investing activities provided net cash of $230.1 million for the year ended December 31, 2018, compared to net cash used of $181.9 million in 2017. Equity Securities investing activities used net cash of $126.6 million for the year ended December 31, 2018, compared to $0.7 million in 2017. Equity Method Limited Liability Investments investing activities used net cash of $29.0 million for the year ended December 31, 2018, compared to providing net cash of $20.2 million in 2017. As of January 1, 2018, with the adoption of new accounting guidance, the Company’s historical Fair Value Option Investments are carried as Equity Securities at Fair Value or Equity Securities at Modified Cost. Accordingly, no activity was recorded for Fair Value Option Investments for the year ended December 31, 2018, compared net cash provided by Fair Value Option Investing Activities of $35.2 million in 2017.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2019 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2020 to Dec 31, 2020	Jan 1, 2021 to Dec 31, 2022	Jan 1, 2023 to Dec 31, 2024	After Dec 31, 2024	Total
Long Term Debt Obligations	$—	$275.0	$50.0	$450.0	$775.0
Finance Lease Obligations	0.3	0.2	—	—	0.5
Operating Lease Obligations	20.5	36.3	23.0	28.1	107.9
Purchase Obligations	11.7	4.0	0.4	—	16.1
Life and Health Insurance Policy Benefits	294.5	516.3	493.4	7,408.9	8,713.1
Property and Casualty Insurance Reserves	1,189.7	584.7	138.7	56.7	1,969.8
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	39.9	75.2	49.2	42.4	206.7
Total Contractual Obligations	$1,556.6	$1,491.7	$754.7	$7,986.1	$11,789.1
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.4 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2019.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $515.4 million at December 31, 2019. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheets under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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
Valuation of Investments
The reported value of the Company’s investments was $9,044.4 million at December 31, 2019, of which $7,866.7 million, or 87%, was reported at fair value, $220.4 million, or 2%, was reported under the equity method of accounting, $305.6 million, or 3%, was reported at unpaid principal balance and $651.7 million, or 7%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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
The fair value of the Company’s investments measured and reported at fair value was $7,866.7 million at December 31, 2019, of which $6,574.4 million, or 84%, were investments that were based on quoted market prices or significant value drivers that are observable, $1,044.2 million, or 13%, were investments where at least one significant value driver was unobservable and $248.1 million or 3% were investments for which fair value is measured using the net asset value per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2019 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features which are recorded on the Consolidated Balance Sheets as Convertible Securities. Accordingly, both the reported and fair values of the Company’s investments in Convertible Securities accounted for under the fair value option method of accounting were $37.3 million at December 31, 2019. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2019. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income (“AOCI”) until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $6,922.1 million at December 31, 2019.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $907.3 million at December 31, 2019. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2019, would have increased by $323.7 million.
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

Changes in these factors from their December 31, 2019 evaluation date could result in the Company determining that a temporary decline in the fair value of an investment held and evaluated at December 31, 2019 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,969.8 million and $1,874.9 million of gross loss and LAE reserves at December 31, 2019 and 2018, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Business Segments:
Specialty Property & Casualty Insurance	1,551.0	1,387.0
Preferred Property & Casualty Insurance	388.5	452.9
Life & Health Insurance	3.3	4.4
Total Business Segments	1,942.8	1,844.3
Unallocated Reserves	27.0	30.6
Total Property and Casualty Insurance Reserves	$1,969.8	$1,874.9
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. However, changes in the Company’s business processes, by their very nature, are likely to affect the development patterns, which means the Company’s actuaries must routinely make assumptions about how changes in business practices would affect historical patterns.
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
For each accident quarter or year, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point selected by the Company’s actuaries, using their professional judgment, that takes into consideration each of the points produced by the several loss reserving estimation methodologies used. In some cases, for a particular product, the current accident quarter or year may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss development methodology for that particular accident quarter or year. As an accident quarter or year ages for that same product, the actuary may gain more confidence in the paid loss development methodology and begin to give more weight to the paid loss development methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter or year is most heavily weighted toward the incurred loss development methodology, particularly for short-tail lines such as personal automobile insurance. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for short-tail lines, especially in the more recent accident quarters or years, compared with the paid loss development methodology. However, in some circumstances changes can occur which impact numerous variables, including, but not limited to, those variables identified below that are difficult to quantify and/or impact the predictive value of prior development patterns relied upon in the incurred loss development methodology and paid loss development methodology. In those circumstances, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial estimation methodologies. In those circumstances, the Company’s actuaries, using their professional judgment, may place more weight on the adjusted loss reserving estimation methodologies or other generally accepted actuarial estimation methodologies until the newer development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted loss reserving estimation methodologies. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.
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
Estimated Variability of Property and Casualty Insurance Reserves
The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully paid. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income.
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that the Company’s specialty personal

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
automobile insurance loss and LAE reserves could have varied by $71.6 million in either direction at December 31, 2019 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2019 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2019. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy and changes in our stock price since the last quantitative assessment, which was performed on January 1, 2017. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit tested.
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
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2019. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2019 by $90.8 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2019 by $74.1 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2019 by $5.4 million, while a one–percentage point increase in the rate would decrease pension expense by $5.4 million for the same period.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) that is applicable to the Company. The FASB issues ASUs to amend the authoritative literature in ASC.
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2020. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. For all recently issued accounting pronouncements with effective dates after December 31, 2019, the Company does not expect adoption to have a material impact on its financial statements, with the possible exception of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2019 and 2018 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2019 and 2018. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2019 and 2018. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2019 and 2018, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.99 and 0.97 at December 31, 2019 and 2018, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The common stock portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2019 and 2018, and weighted on the fair value of such securities at December 31, 2019 and 2018, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2019 and 2018.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2019 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,922.1	$(489.1)	$—	$(489.1)
Investments in Equity Securities	907.3	(40.2)	(175.1)	(215.3)
LIABILITIES
Debt	$820.2	$29.2	$—	$29.2
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2018 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,424.2	$(393.5)	$—	$(393.5)
Investments in Equity Securities	684.4	(7.4)	(175.6)	(183.0)
LIABILITIES
Debt	$911.2	$34.3	$—	$34.3
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2019	2018	2017
Revenues:
Earned Premiums	$4,472.4	$3,384.4	$2,350.0
Net Investment Income	364.3	340.9	327.2
Other Income	35.5	42.2	4.0
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	138.9	(64.3)	—
Net Realized Gains on Sales of Investments	41.9	26.4	56.5
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(13.7)	(4.5)	(14.4)
Portion of Gains (Losses) Recognized in Other Comprehensive Income	(0.1)	—	0.1
Net Impairment Losses Recognized in Earnings	(13.8)	(4.5)	(14.3)
Total Revenues	5,039.2	3,725.1	2,723.4
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	3,188.3	2,466.5	1,837.4
Insurance Expenses	1,019.7	900.5	644.3
Loss from Early Extinguishment of Debt	5.8	—	—
Interest and Other Expenses	163.8	159.0	80.6
Total Expenses	4,377.6	3,526.0	2,562.3
Income from Continuing Operations before Income Taxes	661.6	199.1	161.1
Income Tax Expense	(130.5)	(10.7)	(41.2)
Income from Continuing Operations	531.1	188.4	119.9
Income from Discontinued Operations	—	1.7	1.0
Net Income	$531.1	$190.1	$120.9
Income from Continuing Operations Per Unrestricted Share:
Basic	$8.04	$3.22	$2.32
Diluted	$7.96	$3.19	$2.31
Net Income Per Unrestricted Share:
Basic	$8.04	$3.25	$2.34
Diluted	$7.96	$3.22	$2.33
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2019	2018	2017
Net Income	$531.1	$190.1	$120.9

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	405.3	(236.1)	83.8
Foreign Currency Translation Adjustments	—	0.3	1.7
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(7.8)	(6.9)	3.3
Gain (Loss) on Cash Flow Hedges	0.4	1.2	(6.7)
Other Comprehensive Income (Loss) Before Income Taxes	397.9	(241.5)	82.1
Other Comprehensive Income Tax Benefit (Expense)	(83.6)	50.7	(24.7)
Other Comprehensive Income (Loss)	314.3	(190.8)	57.4
Total Comprehensive Income (Loss)	$845.4	$(0.7)	$178.3
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2019	2018
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2019 - $6,372.7; 2018 - $6,284.5)	$6,922.1	$6,424.2
Equity Securities at Fair Value (Cost: 2019 - $818.8; 2018 - $720.8)	907.3	684.4
Equity Securities at Modified Cost	41.9	41.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	220.4	187.0
Convertible Securities at Fair Value	37.3	31.5
Short-term Investments at Cost which Approximates Fair Value	470.9	286.1
Other Investments	444.5	414.8
Total Investments	9,044.4	8,069.5
Cash	136.8	75.1
Receivables from Policyholders	1,117.1	1,007.1
Other Receivables	219.7	245.4
Deferred Policy Acquisition Costs	537.7	470.0
Goodwill	1,114.0	1,112.4
Current Income Tax Assets	44.7	38.9
Other Assets	774.7	526.5
Total Assets	$12,989.1	$11,544.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,502.0	$3,491.9
Property and Casualty	1,969.8	1,874.9
Total Insurance Reserves	5,471.8	5,366.8
Unearned Premiums	1,545.5	1,424.3
Policyholder Contract Liabilities	309.8	76.8
Deferred Income Tax Liabilities	178.2	26.2
Liabilities for Unrecognized Tax Benefits	—	4.4
Accrued Expenses and Other Liabilities	733.1	687.3
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2019 - $820.2; 2018 - $911.2)	778.4	909.0
Total Liabilities	9,016.8	8,494.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 66,665,888 Shares Issued and Outstanding at December 31, 2019 and 64,756,833 Shares Issued and Outstanding at December 31, 2018	6.7	6.5
Paid-in Capital	1,819.2	1,666.3
Retained Earnings	1,810.3	1,355.5
Accumulated Other Comprehensive Income	336.1	21.8
Total Shareholders’ Equity	3,972.3	3,050.1
Total Liabilities and Shareholders’ Equity	$12,989.1	$11,544.9
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2019	2018	2017
Operating Activities:
Net Income	$531.1	$190.1	$120.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(66.9)	(104.6)	(33.3)
Amortization of Intangible Assets Acquired	29.7	156.3	5.1
Equity in Earnings of Equity Method Limited Liability Investments	(1.0)	(11.0)	(24.8)
Contribution to Defined Benefit Pension Plan	(55.3)	(5.1)	—
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	11.9	13.9	19.6
Decrease (Increase) in Value of Fair Value Option Investments reported in Investment Income	—	—	(1.3)
Decrease (Increase) in Value of Equity and Convertible Securities at Fair Value	(138.9)	64.3	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	0.5	7.7	16.7
Net Realized Gains on Sales of Investments	(41.9)	(26.4)	(56.5)
Net Impairment Losses Recognized in Earnings	13.8	4.5	14.3
Loss from Early Extinguishment of Debt	5.8	—	—
Depreciation and Amortization of Property, Equipment and Software	32.8	15.6	13.1
Increase in Receivables	(84.3)	(80.7)	(29.2)
Increase in Insurance Reserves	102.3	183.2	131.1
Increase in Unearned Premiums	121.2	54.7	35.2
Change in Income Taxes	58.8	13.1	28.9
Change in Accrued Expenses and Other Liabilities	(16.0)	49.9	2.9
Other, Net	30.7	13.7	(2.1)
Net Cash Provided by Operating Activities	534.3	539.2	240.6
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	1,229.1	2,643.3	528.2
Purchases of Fixed Maturities	(1,284.9)	(2,413.2)	(710.1)
Sales of Equity and Convertible Securities	217.3	351.9	342.0
Purchases of Equity and Convertible Securities	(307.0)	(478.5)	(342.7)
Acquisition and Improvements of Investment Real Estate	(1.4)	(1.5)	(1.5)
Sales of Investment Real Estate	—	—	26.7
Sale of and Return of Investment of Equity Method Limited Liability Investments	29.5	14.1	48.1
Acquisitions of Equity Method Limited Liability Investments	(73.7)	(43.1)	(27.9)
Sales of Fair Value Option Investments	—	—	42.2
Purchases of Fair Value Option Investments	—	—	(7.0)
Decrease (Increase) in Short-term Investments	(176.0)	52.7	39.4
Acquisition of Business, Net of Cash Acquired	—	(560.6)	—
Acquisitions of Mortgage Loans	(44.5)	—	—
Paydowns of Mortgage Loans	17.2	—	—
Increase in Other Investments	(0.1)	(2.0)	(4.5)
Purchases of Corporate-owned Life Insurance	(150.0)	—	—
Acquisition of Software and Long-lived Assets	(84.0)	(65.3)	(35.5)
Other, Net	(4.9)	4.6	(2.8)
Net Cash Used by Investing Activities	(633.4)	(497.6)	(105.4)
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	49.9	249.4	200.2
Repayment of Long-term Debt	(185.0)	(215.0)	(360.0)
Proceeds from Policyholder Contract Liabilities	615.8	11.4	3.0
Repayment of Policyholder Contract Liabilities	(383.6)	(2.5)	(2.9)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	127.5	—	—
Dividends and Dividend Equivalents Paid	(67.8)	(56.4)	(49.5)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.6	—	—
Cash Exercise of Stock Options	2.4	0.9	4.0
Net Cash Provided (Used) by Financing Activities	160.8	(12.2)	(205.2)
Increase (Decrease) in Cash	61.7	29.4	(70.0)
Cash, Beginning of Year	75.1	45.7	115.7
Cash, End of Year	$136.8	$75.1	$45.7
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Years Ended December 31, 2019, 2018 and 2017
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2016	51.3	$5.1	$660.3	$1,172.8	$137.0	$1,975.2
Cumulative Effect of Adoption of New Accounting Standard	—	—	—	0.5	—	0.5
Net Income	—	—	—	120.9	—	120.9
Other Comprehensive Income (Loss) (Note 13)	—	—	—	—	57.4	57.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(49.5)	—	(49.5)
Equity-based Compensation Cost (Note 11)	—	—	9.4	—	—	9.4
Equity-based Awards, Net of Shares Exchanged (Note 11)	0.2	—	3.4	(1.7)	—	1.7
BALANCE, DECEMBER 31, 2017 As Reported	51.5	$5.1	$673.1	$1,243.0	$194.4	$2,115.6
Cumulative Effect of Adoption of New Accounting Standards	—	—	—	(18.2)	18.2	—
BALANCE, JANUARY 1, 2018 As Adjusted	51.5	5.1	673.1	1,224.8	212.6	2,115.6
Net Income	—	—	—	190.1	—	190.1
Other Comprehensive Income (Loss) (Note 13)	—	—	—	—	(190.8)	(190.8)
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(56.4)	—	(56.4)
Issuances of Common Stock (Note 3)	13.1	1.4	977.2	—	—	978.6
Equity-based Compensation Cost (Note 11)	—	—	18.6	—	—	18.6
Equity-based Awards, Net of Shares Exchanged (Note 11)	0.1	—	(2.6)	(3.0)	—	(5.6)
BALANCE, DECEMBER 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income	—	—	—	531.1	—	531.1
Other Comprehensive Income (Loss) (Note 13)	—	—	—	—	314.3	314.3
Cash Dividends and Dividend Equivalents to Shareholders ($1.03 per share)	—	—	—	(68.4)	—	(68.4)
Issuances of Common Stock (Note 10)	1.6	0.2	127.0	—	—	127.2
Shares Issued Under Employee Stock Purchase Plan (Note 10)	—	—	1.9	—	—	1.9
Equity-based Compensation Cost (Note 11)	—	—	25.3	—	—	25.3
Equity-based Awards, Net of Shares Exchanged (Note 11)	0.4	—	(1.3)	(7.9)	—	(9.2)
BALANCE, DECEMBER 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES
The Consolidated Financial Statements included herein have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts for policyholder contract amounts have been reclassified to conform to the current presentation.
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
Investments in Convertible Securities include fixed maturities with equity conversion features. The Company has elected the fair value option method of accounting for investments in Convertible Securities and records Convertible Securities at fair value on the Consolidated Balance Sheets. Changes in fair value of Convertible Securities are recorded in the Consolidated Statements of Income during the period such changes occur.
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, money market mutual funds and limited liability companies and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets. Effective January 1, 2018, changes in the fair value of such equity securities are reported in the Consolidated Statements of Income. Prior to January 1, 2018, changes in the fair values of such equity securities were reported in AOCI. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. The Company

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on the Consolidated Balance Sheets as Equity Securities at Modified Cost. Changes in the carrying value of Modified Cost investments due to observable price changes are recorded as Income (Loss) from Change in Fair Value of Equity and Convertible Securities.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting.
Short-term Investments include certificates of deposit and other fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and overnight interest bearing accounts. Short-term Investments are reported at cost, which approximates fair value.
Other Investments primarily include loans to policyholders, real estate and mortgage loans. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Real estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment loss on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows as well as the fair value, or, in the case of a property classified as held for sale, when the carrying value exceeds the fair value, net of costs to sell. Mortgage loans are carried at amortized cost, net of a reserve for expected credit losses.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
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
For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method using assumptions as of the issue date for mortality, interest, policy lapses and expenses, including provisions for adverse deviations. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Insurance Reserves for life insurance products are comprised of reserves for future policy benefits plus an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for IBNR life insurance claims. Prior to 2016, except when required by applicable law, the Company did not utilize the database of reported deaths maintained by the Social Security Administration or any other comparable database (a “Death Master File” or “DMF”) in its operations, including to determine its IBNR liability for life insurance products. Instead of using such a database, the Company calculated its IBNR liability for life insurance products using Company-specific historical information, which included analyzing average paid claims and the average lag between date of death and the date reported to the Company for claims for which proof of death had been provided. In 2016, the Company initiated a voluntary enhancement of its claims handling procedures for its life insurance policies. The Company is now utilizing a DMF to identify potential situations where the Company has yet to be notified of an insured’s death and, as appropriate, initiating an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a charge of $77.8 million to recognize the initial impact of using a DMF in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. The Company reduced its estimate of the initial impact of using death verification databases by $21.0 million for the year ended December 31, 2019.
Policyholder Contract Liabilities
Policyholder contract liabilities include Federal Home Loan Bank (“FHLB”) funding agreements used for spread lending purposes and universal life-type policyholder contracts and are stated at account balances.
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income. Reinsurance Recoverables were $122.6 million and $158.3 million at December 31, 2019 and 2018, respectively. Accrued Investment Income was $78.7 million and $77.9 million at December 31, 2019 and 2018, respectively.
Other Assets
Other Assets primarily include property and equipment, internal use software, right-of-use assets, insurance licenses acquired in business combinations, the value of other intangible assets acquired, corporate-owned life insurance (“COLI”) and prepaid expenses. Property and equipment is depreciated over the useful lives of the assets, generally using the straight-line or double declining balance methods of depreciation depending on the asset involved. Internal use software is amortized over the useful life of the asset using the straight-line method of amortization and is evaluated for recoverability upon identification of

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
impairment indicators. Insurance licenses acquired in business combinations and other indefinite life intangibles are not amortized, but rather tested periodically for recoverability.
COLI is reported at cash surrender value with changes due to cost of insurance and investment experience reported in Other Income in the Consolidated Statements of Income. COLI was $217.0 million and $59.3 million at December 31, 2019 and 2018, respectively.
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $24.1 million and $30.2 million at December 31, 2019 and 2018, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships was $4.3 million and $6.7 million at December 31, 2019 and 2018, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships was $62.5 million and $68.0 million at December 31, 2019 and 2018, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include drafts payable, accrued salaries and commissions, pension benefits, postretirement medical benefits, lease liability and accrued taxes, licenses and fees.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
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
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance, if any, is maintained for the portion of deferred income tax assets that the Company does not expect to recover. Increases, if any, in the valuation allowance for deferred income tax assets are recognized as income tax expense. Decreases, if any, in the valuation allowance for deferred income tax assets are generally recognized as income tax benefit. The effect on deferred income tax assets and liabilities of a change in tax law including a change in tax rates is recognized in income from continuing operations in the period in which the change is enacted.
The Company reports a liability for unrecognized tax benefits, if any, resulting from uncertain tax positions taken, or expected to be taken, in an income tax return, if any. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Discontinued Operations
In 2008, the Company sold its Unitrin Business Insurance operations and retained certain liabilities for unpaid insured losses that occurred prior to the date of the sale. Changes in the Company’s estimate of such retained liabilities after the sale are reported in Income from Discontinued Operations.
Change in Accounting and Adoption of New Accounting Standards
Accounting Standards Adopted in 2019
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases—(Topic 842). ASU 2016-02 introduced a lessee model that requires the recognition of a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than twelve months. The Company adopted ASU 2016-02 using the modified retrospective method at the beginning of the period of the adoption and elected the permitted practical expedients to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The adoption of ASU 2016-02 had no impact on the Company’s Shareholders’ Equity as of January 1, 2019, but resulted in the establishment of a ROU asset of $66.5 million, a lease liability of $82.5 million and an adjustment to deferred rent liability of $16.0 million. The ROU asset and related liabilities were included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Consolidated Balance Sheet at December 31, 2019.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Derivatives and Hedging Activities. ASU 2017-12 aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Furthermore, the amendments make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administration of hedge documentation requirements and assessing hedge effectiveness. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods. The impact of adoption of ASU 2017-12 on the Company’s consolidated financial position was not material.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which made a number of changes meant to simplify interim disclosures. The new rule required a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).” ASU 2019-07 codifies Final Rule Release No. 33-10532 and was effective immediately. The additional elements of this release did not have a material impact on the Company’s overall Consolidated Financial Statements.
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have occurred during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down of the amortized cost. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record a reversal of the allowance to income in the current period, which was prohibited prior to the adoption of ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The impact of the initial adoption of ASU 2016-13 is not expected to be material.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments, previously addressed by ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2017-12, Targeted Improvements to Derivatives and Hedging Activities, and ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted ASU 2017-12 in the first quarter of 2019. Accordingly, the amendments in ASU 2019-04 related to clarifications on accounting for hedging activities are effective for the Company in the first quarter of 2020. The amendments of ASU 2019-04 related to ASU 2016-01 and ASU 2016-13 are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The impact of the initial adoption of ASU 2019-04 is not expected to be material.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides transition relief for entities adopting the credit loss standard, ASU 2016-13. Specifically ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that are: (i) within the scope of the credit loss guidance in Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses; (ii) were previously recorded at amortized cost; (iii) are eligible for the fair value option under ASC Topic 825, Financial Instruments; and (iv) are not held to maturity debt. ASU 2019-05 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company does not intend to elect the fair value option upon adoption of ASU 2016-13 for financial instruments outlined above.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Further, ASU 2019-12 clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. Other than the adoption of ASU 2016-02, Leases—(Topic 842), there were no adoptions of such accounting pronouncements during the year ended December 31, 2019 that had a material impact on the Company’s Consolidated Financial Statements. With the exception of ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to Accounting for Long-Duration Contracts, the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after December 31, 2019 to have a material impact on the Company’s financial statements and/or disclosures.
NOTE 3. ACQUISITION OF BUSINESS
Acquisition of Infinity Property and Casualty Corporation
On July 2, 2018, Kemper acquired 100% of the outstanding common stock of Infinity Property and Casualty Corporation (“Infinity”), pursuant to the terms of the merger agreement dated February 13, 2018, with total cash, stock and equity-based compensation consideration paid to Infinity shareholders of approximately $1.5 billion. In conjunction with closing the acquisition, Kemper issued 13,184,107 shares, with an aggregate fair value of $982.5 million based on Kemper’s July 2, 2018 stock price of $74.53 per share, and paid $564.6 million in cash consideration to Infinity’s shareholders. In addition, Kemper issued 44,010 restricted stock units under Kemper’s equity-based compensation plan to replace Infinity restricted shares that were outstanding immediately prior to the closing. The aggregate fair value of such Kemper restricted stock units granted was $3.3 million at July 2, 2018, of which $1.6 million is attributed to service provided prior to the closing and included in consideration paid. The remaining amount of $1.7 million is attributed to future service and will be recognized in compensation expense primarily over a period of two years. The cash consideration was funded by cash on hand as of July 2, 2018, inclusive of $250.0 million in borrowings under the Company’s delayed draw term loan facility and $110.0 million of Kemper subsidiary borrowings from the FHLB of Dallas and FHLB of Chicago. On July 13, 2018, Kemper subsidiaries repaid in full the $110.0 million of FHLB borrowings, plus accrued interest. On December 28, 2018, Kemper repaid $215.0 million of the delayed draw term loan facility. See Note 8, “Debt,” to the Consolidated Financial Statements for additional information. Infinity is a national provider of auto insurance focused on serving the specialty automobile market.
In 2019, the Company completed the process of estimating the fair value of assets acquired and liabilities assumed. In accordance with ASC Topic 805, Business Combinations, changes to the preliminary estimates and allocation as a result of events or conditions as of the acquisition date, are reported in the Company’s financial statements as an adjustment to the assets acquired and liabilities assumed. The Company finalized its estimate of certain legal and tax accruals, increasing liabilities assumed by $1.8 million, increasing current income tax assets by $0.2 million and increasing goodwill by $1.6 million compared with balances as of December 31, 2018. The Company has allocated all of the goodwill associated with the Infinity acquisition to the Specialty Property & Casualty Insurance segment. The factors that contributed to the recognition of goodwill include synergies from economies of scale within the underwriting and claims operations, acquiring a talented workforce and cost savings opportunities.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 3. ACQUISITION OF BUSINESS (Continued)
Based on the Company’s final allocation of the purchase price, the fair value of the assets acquired and liabilities assumed were:

DOLLARS IN MILLIONS
Investments	$1,569.3
Short-term Investments at Cost which Approximates Fair Value Investments	98.8
Cash	4.0
Receivables from Policyholders	583.4
Other Receivables	31.7
Value of Intangible Assets Acquired (Reported in Other Assets)	262.7
Current Income Tax Assets	1.0
Goodwill[1]	791.0
Other Assets	102.1
Property and Casualty Insurance Reserves	(717.2)
Unearned Premiums	(715.6)
Debt	(282.1)
Deferred Income Tax Liabilities	(10.8)
Accrued Expenses and Other Liabilities	(169.6)
Total Purchase Price	$1,548.7

1Non-deductible for tax-purposes.
NOTE 4. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2019 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$784.7	$32.5	$(1.3)	$815.9
States and Political Subdivisions	1,386.4	130.5	(1.1)	1,515.8
Foreign Governments	17.2	1.2	(1.6)	16.8
Corporate Securities:
Bonds and Notes	3,465.0	401.8	(7.1)	3,859.7
Redeemable Preferred Stocks	6.8	—	(0.1)	6.7
Collateralized Loan Obligations	624.6	2.1	(8.5)	618.2
Other Mortgage- and Asset-backed	88.0	2.1	(1.1)	89.0
Investments in Fixed Maturities	$6,372.7	$570.2	$(20.8)	$6,922.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

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

Other Receivables included $1.0 million and $0.5 million of unsettled sales of Investments in Fixed Maturities at December 31, 2019 and December 31, 2018, respectively.Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $19.5 million and $10.5 million at December 31, 2019 and 2018, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2019 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$82.5	$85.1
Due after One Year to Five Years	882.3	909.2
Due after Five Years to Ten Years	1,581.7	1,708.9
Due after Ten Years	2,535.3	2,916.6
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,290.9	1,302.3
Investments in Fixed Maturities	$6,372.7	$6,922.1

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2019 consisted of securities issued by the Government National Mortgage Association with a fair value of $575.9 million, securities issued by the Federal National Mortgage Association with a fair value of $7.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $12.2 million and securities of other non-governmental issuers with a fair value of $707.1 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 4. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2019 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$118.5	$(1.3)	$5.1	$—	$123.6	$(1.3)
States and Political Subdivisions	63.0	(0.7)	5.4	(0.4)	68.4	(1.1)
Foreign Governments	1.0	(0.3)	3.1	(1.3)	4.1	(1.6)
Corporate Securities:
Bonds and Notes	160.0	(2.1)	70.7	(5.0)	230.7	(7.1)
Redeemable Preferred Stocks	5.5	(0.1)	—	—	5.5	(0.1)
Collateralized Loan Obligations	95.5	(1.9)	355.6	(6.6)	451.1	(8.5)
Other Mortgage- and Asset-backed	72.8	(1.1)	—	—	72.8	(1.1)
Total Fixed Maturities	516.3	(7.5)	439.9	(13.3)	956.2	(20.8)

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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2019, were $20.8 million, of which $13.3 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.3 million of unrealized losses at December 31, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $9.1 million and below-investment-grade fixed maturity investments comprised $11.7 million of the unrealized losses on investments in fixed maturities at December 31, 2019. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At December 31, 2019, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at December 31, 2019 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
The following table sets forth the pre-tax amount of other-than-temporary impairments (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the beginning and end of the periods presented for which a portion of the OTTI loss related to factors other than credit has been recognized in AOCI, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2019	2018	2017
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at Beginning of Year	$1.1	$1.6	$1.4
Pre-tax Credit Losses on Fixed Maturities without Pre-tax Credit Losses Included in Cumulative Balance at Beginning of Year	0.2	—	1.2
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	(0.5)	(0.7)
Reductions for Investments Sold During Year	(0.1)	—	(0.3)
Cumulative Balance of Pre-tax Credit Losses Recognized in Retained Earnings at End of Year	$1.2	$1.1	$1.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 4. INVESTMENTS (Continued)
Equity Securities
Equity Securities at Fair Value
Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Consolidated Balance Sheets with changes in fair value recorded as Income from Change in Fair Value of Equity and Convertible Securities in the Consolidated Statements of Income. Net unrealized losses arising during the year-ended December 31, 2019 and recognized in earnings, related to such investments still held as of December 31, 2019 were $126.0 million.
Equity Securities at Modified Cost
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an other-than-temporary impairment in the Consolidated Statements of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company recognized a decrease of $0.5 million in the carrying value due to observable transactions for the year ended December 31, 2019. The Company recognized an impairment of $0.1 million on Equity Securities at Modified Cost for the year ended December 31, 2019 as a result of the Company’s qualitative impairment analysis. The Company has recognized no cumulative increases in the carrying value due to observable transactions, no cumulative decreases in the carrying value due to observable transactions and $5.0 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2019.
Equity Method Limited Liability Investments
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. In 2019 and 2018, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments for all periods presented in the Consolidated Financial Statements. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $2,368.1 million, $2,805.3 million and $2,393.7 million, as of December 31, 2019, 2018 and 2017, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $817.2 million, $1,030.7 million and $899.7 million, as of December 31, 2019, 2018 and 2017, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $78.0 million, $130.4 million and $209.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2019 is limited to the total carrying value of $220.4 million. In addition, the Company had outstanding commitments totaling approximately $97.2 million to fund Equity Method Limited Liability Investments at December 31, 2019.
Other Investments
The carrying values of the Company’s Other Investments at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Loans to Policyholders at Unpaid Principal	$305.6	$300.6
Real Estate at Depreciated Cost	111.4	114.2
Mortgage Loans at Amortized Cost	27.5	—
Total	$444.5	$414.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Specialty Property & Casualty Insurance	$845.0	$843.4
Preferred Property & Casualty Insurance	49.6	49.6
Life & Health Insurance	219.4	219.4
Total	$1,114.0	$1,112.4

The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2019. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy and changes in Kemper’s stock price since the last quantitative assessment, which was performed on January 1, 2017. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit tested.
Definite and indefinite life intangible assets at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Definite Life Intangible Assets:
Value of Business Acquired	$24.1	$30.2
Customer Relationships	4.3	6.7
Agent Relationships	62.5	68.0
Trade Names	—	7.0
Internal-Use Software	189.7	149.1
Total Definite Life Intangible Assets	280.6	261.0
Indefinite Life Intangible Assets:
Trade Names	5.2	5.2
Insurance Licenses	42.6	42.6
Total Indefinite Life Intangible Assets	47.8	47.8
Total Intangible Assets	$328.4	$308.8

The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheets. Definite life intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite life intangible assets are not amortized, but rather tested annually for impairment. In 2019 and 2018, the Company recognized amortization expense on definite life intangible assets of $37.8 million and $166.4 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 5. GOODWILL AND INTANGIBLE ASSETS (Continued)
The amount of amortization expense expected to be recorded in the next five years for definite life intangible assets is as follows:

DOLLARS IN MILLIONS	2020	2021	2022	2023	2024
Definite Life Intangible Assets:
Value of Business Acquired	$4.0	$3.1	$2.7	$2.5	$2.4
Customer Relationships	0.9	0.8	0.6	0.5	0.4
Agent Relationships	5.0	5.0	5.0	5.0	5.0
Internal-Use Software	24.1	19.1	17.9	16.5	14.0
Total	$34.0	$28.0	$26.2	$24.5	$21.8

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
The Company’s actuaries generally estimate ultimate losses and LAE and, therefore, reserves at least quarterly for most product lines and/or coverage levels using accident quarters or years spanning 10 or more years, depending on the size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies to estimate the ultimate losses and LAE for the current accident quarter or year and re-estimate the ultimate losses and LAE for previous accident quarters or years to determine if changes in the previous estimates of the ultimate losses and LAE are indicated by the most recent data.
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
The Company’s actuaries’ quarterly or yearly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses and LAE. Paid amounts are then subtracted from the ultimates to compute the reserves for property and casualty insurance losses and LAE. These results are reviewed by the Company’s corporate actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company has limited access to the underlying data and, accordingly, relies on calculations provided by such pools.

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
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2019, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2015 through 2018 is presented as supplementary information and is unaudited.
Specialty Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2019
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$965.1	$855.1	$965.1	$972.3	$969.6	$8.1	401,025
2016		969.4	1,021.6	1,027.2	1,026.0	22.5	417,016
2017			997.7	999.9	1,004.5	40.6	396,578
2018				1,128.1	1,119.1	93.0	445,229
2019					1,270.7	383.0	447,558
Total					5,389.9

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$450.5	$794.9	$898.9	$934.7	$954.0
2016		459.7	831.1	943.4	987.7
2017			441.9	808.6	926.7
2018				467.5	903.8
2019					497.2
Total					4,269.4
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2015, Net of Reinsurance					20.4
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,140.9

[1] Table retrospectively includes Alliance United and Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2019
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$403.8	$407.1	$406.7	$406.5	$406.6	$0.9	231,007
2016		462.2	456.9	456.9	457.0	(0.1)	246,183
2017			475.6	465.6	465.1	—	251,872
2018				504.9	496.9	(1.6)	269,782
2019					574.7	47.5	276,797
Total					2,400.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$382.4	$408.8	$406.7	$406.4	$406.1
2016		436.4	460.2	458.0	457.5
2017			443.0	468.7	466.0
2018				463.6	501.5
2019					525.8
Total					2,356.9
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2015, Net of Reinsurance					(1.2)
Loss and Allocated LAE Reserves, Net of Reinsurance					$42.2

[1] Table retrospectively includes Alliance United and Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2019
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$102.5	$106.9	$112.9	$112.3	$110.7	$0.6	19,292
2016		120.5	112.4	115.6	117.7	3.5	20,417
2017			120.5	120.0	118.3	9.1	19,925
2018				123.2	116.5	19.8	19,969
2019					128.4	59.2	17,772
Total					591.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$34.8	$70.2	$88.6	$100.3	$107.6
2016		36.2	71.6	89.7	102.3
2017			36.3	72.3	90.7
2018				36.8	68.8
2019					32.4
Total					401.8
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2015, Net of Reinsurance					1.4
Loss and Allocated LAE Reserves, Net of Reinsurance					$191.2

[1] Table retrospectively includes Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2019
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$21.5	$21.6	$21.7	$21.7	$21.7	$—	9,643
2016		24.2	24.2	24.1	24.2	—	10,560
2017			24.2	23.5	23.5	0.2	9,788
2018				23.6	23.5	0.3	9,558
2019					26.0	3.5	8,803
Total					118.9

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$20.2	$21.6	$21.7	$21.7	$21.7
2016		22.4	24.2	24.1	24.2
2017			22.2	23.5	23.4
2018				21.7	23.6
2019					23.0
Total					115.9
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2015, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$3.0

[1] Table retrospectively includes Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2019
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$168.3	$171.8	$176.5	$177.6	$177.1	$0.9	38,961
2016		162.1	174.5	179.1	176.8	2.1	36,721
2017			164.4	157.8	155.8	4.5	33,663
2018				157.6	156.3	15.6	32,020
2019					172.2	51.3	32,848
Total					838.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$73.1	$122.4	$147.5	$163.1	$169.3
2016		61.2	114.6	145.6	161.1
2017			59.2	108.9	134.1
2018				55.5	107.6
2019					62.7
Total					634.8
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2015, Net of Reinsurance					9.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$212.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2019
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$101.2	$100.7	$100.6	$100.6	$100.6	$—	68,409
2016		106.6	106.6	106.3	106.2	(0.1)	65,348
2017			109.2	105.8	105.2	(0.1)	62,553
2018				113.9	111.0	(0.5)	60,749
2019					126.4	(0.9)	60,548
Total					549.4

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$100.1	$101.0	$100.7	$100.6	$100.6
2016		105.2	106.9	106.3	106.3
2017			104.4	106.1	105.2
2018				107.2	111.4
2019					120.7
Total					544.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2015, Net of Reinsurance					(0.1)
Loss and Allocated LAE Reserves, Net of Reinsurance					$5.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2019
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$178.9	$164.9	$163.2	$164.3	$164.4	$0.5	19,731
2016		200.3	201.7	204.2	202.2	1.4	20,380
2017			261.2	259.5	245.2	0.9	20,982
2018				185.9	183.0	1.2	17,122
2019					162.9	19.2	13,931
Total					957.7

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019
2015	$116.9	$154.4	$158.0	$161.3	$162.7
2016		141.2	190.1	195.8	198.9
2017			165.8	242.5	235.7
2018				127.4	180.2
2019					111.1
Total					888.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2015, Net of Reinsurance					3.2
Loss and Allocated LAE Reserves, Net of Reinsurance					$72.3

The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2019 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheet at December 31, 2019.

DOLLARS IN MILLIONS	2019
Property and Casualty Insurance Reserves, Net of Reinsurance:
Specialty Personal Automobile Insurance—Liability	1,140.9
Specialty Personal Automobile Insurance—Physical Damage	42.2
Commercial Automobile Insurance—Liability	191.2
Commercial Automobile Insurance—Physical Damage	3.0
Preferred Personal Automobile Insurance—Liability	212.9
Preferred Personal Automobile Insurance—Physical Damage	5.1
Homeowners Insurance	72.3
Other	57.5
Total	1,725.1
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Specialty Personal Automobile Insurance—Liability	8.7
Commercial Automobile Insurance—Liability	9.4
Preferred Personal Automobile Insurance—Liability	25.2
Homeowners Insurance	15.5
Other	6.8
Total	65.6
Unallocated LAE	179.1
Property and Casualty Insurance Reserves, Gross of Reinsurance	$1,969.8

The following is supplementary information about average historical claims duration as of December 31, 2019.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Specialty Personal Automobile Insurance—Liability	43.2%	81.1%	92.3%	96.3%	98.4%
Specialty Personal Automobile Insurance—Physical Damage	93.9%	100.7%	100.1%	100.0%	99.9%
Commercial Automobile Insurance—Liability	29.9%	61.1%	77.6%	88.8%	97.2%
Commercial Automobile Insurance—Physical Damage	92.2%	100.0%	99.7%	100.0%	100.0%
Preferred Personal Automobile Insurance—Liability	37.2%	68.2%	83.9%	91.6%	95.6%
Preferred Personal Automobile Insurance—Physical Damage	98.0%	100.6%	100.1%	100.0%	100.0%
Homeowners Insurance	69.3%	96.3%	96.4%	98.2%	99.0%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2019, 2018 and 2017 was:

DOLLARS IN MILLIONS	2019	2018	2017
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,874.9	$1,016.8	$931.4
Less Reinsurance Recoverables at Beginning of Year	101.9	53.1	50.2
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	1,773.0	963.7	881.2
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	3.6	695.1	—
Incurred Losses and LAE related to:
Current Year	2,879.5	2,093.4	1,454.1
Prior Years	(71.1)	(7.4)	18.9
Total Incurred Losses and LAE	2,808.4	2,086.0	1,473.0
Paid Losses and LAE related to:
Current Year:	1,682.1	1,300.8	868.1
Prior Years	998.7	671.0	522.4
Total Paid Losses and LAE	2,680.8	1,971.8	1,390.5
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	1,904.2	1,773.0	963.7
Plus Reinsurance Recoverables at End of Year	65.6	101.9	53.1
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$1,969.8	$1,874.9	$1,016.8

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
In 2019, the Company decreased its property and casualty insurance reserves by $71.1 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed favorably by $23.8 million due primarily to the emergence of more favorable loss patterns than expected for both liability and physical damage insurance for the 2018 accident year. Commercial lines insurance loss and LAE reserves included favorable development of $12.9 million due primarily to the emergence of more favorable loss patterns than expected for commercial automobile liability insurance for 2018 and 2017 accident years. Preferred Personal Automobile insurance loss and LAE reserves developed favorably by $8.2 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance for several prior accident years and for physical damage insurance for 2018 accident year. Homeowners insurance loss and LAE reserves developed favorably by $19.7 million due primarily to the net reinsurance impact from the sale of subrogation rights related to the 2017 and 2018 California Wildfires. Other personal lines loss and LAE reserves developed favorably by $6.5 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.
In 2018, the Company decreased its property and casualty insurance reserves by $7.4 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $5.5 million due primarily to the emergence of loss patterns that were worse than expected for both physical damage and liability insurance for the 2017 accident year, partially offset by the emergence of loss patterns that were better than expected for 2016 and prior accident years. Commercial lines insurance loss and LAE reserves developed favorably by $6.1 million. Preferred Personal Automobile insurance loss and LAE reserves developed favorably by $5.8 million due primarily to the emergence of loss patterns that were better than expected for both physical damage and liability insurance for the 2017 accident year and, to a lesser extent, for liability insurance for the 2015 and prior accident years, partially offset by the emergence of loss patterns that was worse than expected for the 2016 accident year. Homeowners insurance loss and LAE reserves developed adversely by $3.2 million due primarily to the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year. Other personal lines loss and LAE reserves developed favorably by $4.3 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
In 2017, the Company increased its property and casualty insurance reserves by $18.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal automobile insurance loss and LAE reserves developed adversely by $2.9 million. Commercial lines insurance loss and LAE reserves included favorable development of $0.6 million. Preferred Personal automobile insurance loss and LAE reserves developed adversely by $19.3 million due primarily to the emergence of loss patterns that were worse than expected for both physical damage and liability insurance for the 2016 accident year and, to a lesser extent, for liability insurance for the 2015 and 2014 accident years, partially offset by the emergence of more favorable loss patterns than expected for the 2013 and prior accident years. Homeowners insurance loss and LAE reserves developed adversely by $1.0 million due primarily to the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year, and to a lesser extent, the 2013 and prior accident years, partially offset by $3.7 million of favorable development on catastrophes primarily for the 2016 accident year and, to a lesser extent, the 2015 accident year. Other personal lines loss and LAE reserves developed favorably by $3.7 million due primarily to the emergence of more favorable loss patterns than expected for the 2015, 2014, 2013 and prior accident years partially offset by the emergence of loss patterns that were worse than expected for the 2016 accident year.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance recoverables on property and casualty insurance reserves were $65.6 million and $101.9 million at December 31, 2019 and 2018, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2019 and 2018, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 7. POLICYHOLDER CONTRACT LIABILITIES
Policyholder Contract Liabilities at December 31, 2019 and 2018 were as follows:

DOLLARS IN MILLIONS	December 31,
	2019	2018
FHLB Funding Agreements	$243.4	$10.0
Other	66.4	66.8
Total	$309.8	$76.8

United Insurance has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. United Insurance received advances of $614.5 million from the FHLB of Chicago and made repayments of $381.1 million under the spread lending program in 2019. United Insurance received advances of $10.0 million from the FHLB of Chicago in 2018 under the spread lending program.
When a funding agreement is issued, United Insurance is then required to post collateral in the form of eligible securities including mortgage-backed, government, and agency debt instruments for each of the advances that are entered. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Upon any event of default by United Insurance, the FHLB’s recovery on the collateral is limited to the amount of United Insurance’s liability under the funding agreements to the FHLB of Chicago.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. POLICYHOLDER CONTRACT LIABILITIES (Continued)
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at December 31, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2019	2018
Liability under Funding Agreements	$243.4	$10.0
Fair Value of Collateral Pledged	$287.8	$15.7
FHLB of Chicago Common Stock Owned at Cost	$4.9	$0.8

NOTE 8. DEBT
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed-draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under heading, “Term Loan Due 2020,” for additional information). On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature which, in addition to the $1.1 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either December 31, 2019 or December 31, 2018.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at December 31, 2019 and 2018 was:

DOLLARS IN MILLIONS	2019	2018
Term Loan due June 29, 2020	$—	$34.9
Term Loan due July 5, 2023	49.9	—
5.0% Senior Notes due September 19, 2022	279.9	281.5
4.35% Senior Notes due February 15, 2025	448.6	448.4
7.375% Subordinated Debentures due February 27, 2054	—	144.2
Total Long-term Debt Outstanding	$778.4	$909.0

Term Loan Due 2020
On June 29, 2018, the Company borrowed $250.0 million under its delayed-draw term loan facility dated June 8, 2018, to facilitate the funding of the acquisition of Infinity. The proceeds from the term loan facility, net of debt issuance costs, were $249.4 million. On December 28, 2018, the Company repaid $215.0 million of the outstanding term loan. On May 31, 2019, remaining outstanding balance of $35.0 million was repaid.
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). On July 5, 2019, the Company borrowed $49.9 million, net of debt issuance costs, under the 2023 Term Loan, with a final maturity date of July 5, 2023. The agreement includes a mutual option to extend the maturity date by one year.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. DEBT (Continued)
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
4.35% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2019. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Redemption of 7.375% Subordinated Debentures Due 2054
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company recognized a loss on early extinguishment of debt of $5.8 million in its December 31, 2019 Consolidated Statement of Income.
The Company used the proceeds received from Kemper’s common stock offering on June 7, 2019, as well as a portion of the proceeds from its July 5, 2019 borrowing under the 2023 Term Loan, to repay the 7.375% Subordinated Debentures. See Note 10, “Shareholders’ Equity,” for additional information regarding the common stock offering.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $42.5 million, $43.3 million and $34.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest paid, including facility fees, was $44.0 million, $37.9 million and $34.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 9. LEASES
The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from one to fifteen years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from one to five years. Minimum rent is expensed on a straight-line basis over the term of the lease. See Note 2, “Summary of Accounting Policies and Accounting Changes” under sub-caption “Adoption of New Accounting of New Accounting Guidance - Guidance Adopted in 2019” for additional information regarding the accounting for leases.
The following table presents operating lease ROU assets and lease liabilities.

DOLLARS IN MILLIONS	2019
Operating Lease Right-of-Use Assets	$75.6
Operating Lease Liabilities	93.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. LEASES (Continued)
Lease expenses are primarily included in insurance expenses in the Consolidated Statements of Income. Additional information regarding the Company’s operating leases is presented below.

DOLLARS IN MILLIONS	2019
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.7
Operating Lease Cost	20.7
Short-Term Lease Cost (1)	0.1
Total Expense	21.5
Less: Sublease Income (2)	0.1
Total Lease Cost	$21.4
(1) - Leases with an initial term of twelve months of less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Consolidated Statements of Income.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the year-ended December 31, 2019 is as follows:

DOLLARS IN MILLIONS	2019
Operating Cash Flows from Operating Leases (Fixed Payments)	$20.0
Operating Cash Flows from Operating Leases (Liability Reduction)	17.6
Financing Cash Flows from Finance Leases	0.7
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	25.9
Significant judgments and assumptions for determining lease asset and liability as December 31, 2019 are presented below.

Weighted-average Remaining Lease Term - Finance Leases	1.7 years
Weighted-average Remaining Lease Term - Operating Leases	7.0 years
Weighted-average Discount Rate - Finance Leases	4.0%
Weighted-average Discount Rate - Operating Leases	3.9%

Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum lease payments under finance and operating leases at December 31, 2019 were:

DOLLARS IN MILLIONS	Finance Leases	Operating Leases
2020	$0.3	$20.5
2021	0.2	19.3
2022	—	17.0
2023	—	14.7
2024	—	8.3
2025 and Thereafter	—	28.1
Total Future Payments	$0.5	$107.9
Less Discount	—	14.7
Present Value of Minimum Lease Payments	$0.5	$93.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. LEASES (Continued)
Future minimum lease payments under finance and operating leases at December 31, 2018 were:

DOLLARS IN MILLIONS	Finance Leases	Operating Leases
2019	$0.7	$20.5
2020	0.7	18.4
2021	0.3	16.9
2022	0.2	15.0
2023	—	12.5
2024 and Thereafter	—	27.1
Total Future Payments	$1.9	$110.4
Less Imputed Interest	—
Present Value of Minimum Lease Payments	$1.9

The total of minimum rentals to be received in the future under non-cancelable subleases was $0.8 million and $0.0 million at December 31, 2019 and 2018, respectively.
NOTE 10. SHAREHOLDERS’ EQUITY
Common Stock Issuance
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2019 and 2018. There were 66,665,888 shares and 64,756,833 shares of common stock outstanding at December 31, 2019 and 2018, respectively.
On June 7, 2019, the Company completed a public offering of its common stock and issued 1,552,500 shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million, of which $0.1 million was accrued for and included in Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheet at December 31, 2019. In July 2019, the Company used the net proceeds of $127.2 million from the offering, together with a portion of the proceeds from the 2023 Term Loan (see Note 8, “Debt”) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
In conjunction with the closing of the Infinity acquisition, Kemper issued 13,184,107 shares of common stock on July 2, 2018, at $74.53 per share. See Note 3, “Acquisition of Business,” to the Consolidated Financial Statements for additional information.
Kemper did not repurchase any of its common stock in open market transactions in 2019, 2018 or 2017.
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
Under the ESPP, eligible employees may purchase shares of Company common stock through payroll deductions of between 1% and 10% of after-tax compensation each pay period, with a maximum participation of $25,000 annually. The shares are purchased at the end of each three-month offering period at a 15% discount from the closing market price as reported on the New York Stock Exchange on the last trading day of the offering period. The Company issued 24,080 shares under the plan in 2019 at an average discounted price of $66.08 per share. Compensation costs charged against income were $0.3 million for the year ended December 31, 2019.
Dividends
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $239.0 million to Kemper in 2019. In 2020, Kemper’s

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. SHAREHOLDERS’ EQUITY (Continued)
insurance subsidiaries would be able to pay $435.4 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $3.9 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2019.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $408.0 million and $454.7 million at December 31, 2019 and 2018, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $90.4 million, $143.9 million and $84.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $1.6 billion and $1.4 billion at December 31, 2019 and 2018, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $347.6 million, $236.4 million and $56.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $122.0 million at December 31, 2019. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $641.9 million at December 31, 2019. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2019, Kemper paid dividends of $67.8 million to its shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2019. Kemper had the ability to pay without restrictions $1.3 billion in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2019.
NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“2011 Omnibus Plan”). The 2011 Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms, but no new equity-based compensation awards can be granted under the Prior Plans. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the 2011 Omnibus Plan (the “Share Authorization”). As of December 31, 2019, there were 3,254,822 common shares available for future grants under the 2011 Omnibus Plan, of which 1,082,460 shares were reserved for future grants based on the performance results under the terms of outstanding performance share units (“PSUs”).
The design of the 2011 Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include time-based restricted stock units (collectively “RSUs”), PSUs and deferred stock units (“DSUs”).
Outstanding equity-based compensation awards at December 31, 2019 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), RSUs, PSUs and DSUs. RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. For grants beginning in November 2017, recipients of RSUs and PSUs receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled, and do not receive voting rights until such shares are issued.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
For grants prior to November 2017, recipients of RSUs and PSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except as described below for certain equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.
For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance units granted. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $25.3 million, $18.6 million and $9.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total unamortized compensation expense related to unvested awards at December 31, 2019 was $20.4 million, which is expected to be recognized over the next three years ending December 31, 2020, 2021 and 2022.
The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the 2011 Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Tandem Awards and RSU awards granted to employees generally vest in three equal annual installments over a period of three years, with the Tandem Awards expiring ten years from the date of grant. Employee PSU awards generally vest over a period of three years, subject to performance results and other restrictions.
Under the Non-employee Director compensation program in effect for 2019, each non-employee director received an annual RSU award with an aggregate grant date fair value of $130,000 (“Director RSUs”) at the conclusion of the 2019 annual shareholder meeting. The Director RSUs vest over a period of one year, enable the award holder to make an election to defer the conversion to shares of common stock in accordance with applicable deferral rules, and include the right to receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled. Under the Non-employee Director compensation program in effect for 2018 and 2017, each non-employee director received an annual DSU award with an aggregate grant date fair value of $110,000 at the conclusion of each annual shareholder meeting. The DSUs granted to Non-employee Directors are fully vested on the date of grant and include the right to receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2019, 2018 and 2017 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2019, 2018 and 2017 are presented below.

	2019			2018			2017
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	28.97%	-	33.78%	27.31%	-	32.15%	26.17%	-	30.39%
Risk-free Interest Rate	1.35	-	2.60	2.44	-	3.00	1.59	-	2.25
Expected Dividend Yield	1.05	-	1.38	1.16	-	1.72	1.39	-	2.43
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6	4	-	6	4	-	6.5

Tandem Award activity for the year ended December 31, 2019 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	1,434,273	$46.48
Granted	578,375	76.96
Exercised	(159,630)	36.92
Forfeited or Expired	(44,203)	68.43
Outstanding at December 31, 2019	1,808,815	56.53	7.65	$38.3
Vested and Expected to Vest at December 31, 2019	1,718,559	$56.03	7.61	$37.2
Exercisable at December 31, 2019	803,769	$42.15	6.50	$28.4

The weighted-average grant-date fair values of Tandem Awards granted during 2019, 2018 and 2017 were $20.99, $15.14 and $8.89, respectively. Total intrinsic value of Tandem Awards exercised was $7.7 million, $3.9 million and $4.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash received from exercises of Tandem Awards was $2.4 million, $0.9 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $1.6 million, $0.8 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Information pertaining to Tandem Awards outstanding at December 31, 2019 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$20.01	-	30.00	150,627	$27.77	5.63	150,627	$27.77
30.01	-	40.00	173,895	34.83	5.36	165,086	34.58
40.01	-	50.00	401,385	42.56	6.79	313,459	42.41
50.01	-	60.00	461,459	59.90	8.07	147,944	59.89
60.01	-	70.00	57,395	67.04	8.14	22,289	66.85
70.01	-	80.00	518,820	76.27	9.09	3,435	77.76
80.01	-	90.00	45,234	85.44	9.30	929	82.10
20.01	-	90.00	1,808,815	56.53	7.65	803,769	42.15

The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested RSUs for the year ended December 31, 2019 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	316,241	$65.36
Granted	23,383	82.56
Vested	(135,909)	61.59
Forfeited	(21,527)	69.48
Nonvested Balance at December 31, 2019	182,188	$71.12

The initial number of PSUs awarded to each participant represents the number of Kemper common shares that would vest and be issued if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of PSUs awarded to the participant. The final payout of these awards, and any forfeitures of PSUs for performance below the “target” performance level, will be determined based on the Company’s performance. If, at the end of the applicable performance period, the Company’s performance:

•	exceeds the “target” performance level, all of the PSUs will vest and additional shares of stock will be issued to the award recipient;

•	is below the “target” performance level, but at or above a “minimum” performance level, only a portion of the PSUs originally issued to the award recipient will vest; or

•	is below a “minimum” performance level, none of the PSUs originally issued to the award recipient will vest.
Activity related to nonvested PSU awards for the year ended December 31, 2019 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	327,300	$47.14
Granted	254,535	61.22
Vested	(204,542)	29.20
Forfeited	(16,473)	65.55
Nonvested Balance at December 31, 2019	360,820	$66.42

The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2019, 2018 and 2017 three-year performance periods was 146,134 common shares, 137,343 common shares and 77,343 common shares, respectively, (as “full value awards,” the equivalent of 438,402 shares, 412,029 shares, and 232,029 shares, respectively, under the Share Authorization) at December 31, 2019.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials.
Fifty percent of the PSU awards granted to employees and officers in 2019, 2018 and 2017 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2019, 2018 and 2017 awards end on January 31, 2022, January 31, 2021 and January 31, 2020, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Fifty percent of the PSU awards granted to employees and officers in 2019, 2018 and 2017 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2019, 2018 and 2017 awards end on December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2019 was $24.8 million. The tax benefits for tax deductions realized from such awards was $5.2 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2018 was $8.7 million. The tax benefits for tax deductions realized from such awards was $1.8 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2017 was $3.2 million. The tax benefits for tax deductions realized from such awards was $1.1 million.
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. The total fair value of DSUs that vested during the years ended December 31, 2018 and 2017 was $1.0 million and $0.9 million, respectively.
Activity related to DSU awards for the year ended December 31, 2019 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	57,340	$44.89
Reduction for Shares Issued on Conversion	(12,520)	45.44
Vested Balance at December 31, 2019	44,820	$44.74

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2019, 2018 and 2017 is presented below.

	2019	2018	2017
DOLLARS IN MILLIONS
Income from Continuing Operations	$531.1	$188.4	$119.9
Less Income from Continuing Operations Attributed to Participating Awards	1.7	1.0	0.8
Income from Continuing Operations Attributed to Unrestricted Shares	529.4	187.4	119.1
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$529.4	$187.4	$119.1
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	65,880.9	58,149.4	51,345.6
Equity-based Compensation Equivalent Shares	667.2	602.5	232.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,548.1	58,751.9	51,577.9
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$8.04	$3.22	$2.32
Diluted Income from Continuing Operations Per Unrestricted Share	$7.96	$3.19	$2.31

The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2019, 2018 and 2017, because the effect of inclusion would be anti-dilutive, is presented below.

SHARES IN THOUSANDS	2019	2018	2017
Equity-based Compensation Equivalent Shares	556.4	231.3	346.6
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	556.4	231.3	346.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) Before Income Taxes for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$433.4	$(214.2)	$119.1
Reclassification Adjustment for Amounts Included in Net Income	(28.1)	(21.9)	(35.3)
Unrealized Holding Gains (Losses)	405.3	(236.1)	83.8
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	—	—	1.7
Reclassification Adjustment for Amounts Included in Net Income	—	0.3	—
Foreign Currency Translation Adjustments	—	0.3	1.7
Net Unrecognized Postretirement Benefit Costs Arising During the Year	(4.8)	(8.0)	3.9
Reclassification Adjustments for Amounts Included in Net Income:
Amortization of Net Unrecognized Postretirement Benefit Costs	(3.0)	1.1	(0.6)
Total Reclassification Adjustments for Amounts Included in Net Income	(3.0)	1.1	(0.6)
Net Unrecognized Postretirement Benefit Costs	(7.8)	(6.9)	3.3
Gains (Losses) on Cash Flow Hedges During the Year Before Reclassification Adjustment	—	0.9	(8.0)
Reclassification Adjustment for Amounts Included in Net Income	0.4	0.3	1.3
Gains (Losses) on Cash Flow Hedges	0.4	1.2	(6.7)
Other Comprehensive Income (Loss) Before Income Taxes	$397.9	$(241.5)	$82.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Income Tax Benefit (Expense):
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$(91.0)	$45.0	$(38.2)
Reclassification Adjustment for Amounts Included in Net Income	5.8	4.6	12.3
Unrealized Holding Gains (Losses)	(85.2)	49.6	(25.9)
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	—	—	(0.6)
Reclassification Adjustment for Amounts Included in Net Income	—	(0.1)	—
Foreign Currency Translation Adjustment	—	(0.1)	(0.6)
Net Unrecognized Postretirement Benefit Costs Arising During the Year	1.0	1.7	(0.8)
Reclassification Adjustments for Amounts Included in Net Income:
Amortization of Net Unrecognized Postretirement Benefit Costs	0.7	(0.2)	0.2
Total Reclassification Adjustments for Amounts Included in Net Income	0.7	(0.2)	0.2
Net Unrecognized Postretirement Benefit Costs	1.7	1.5	(0.6)
Gains (Losses) on Cash Flow Hedges During the Year Before Reclassification Adjustment	—	(0.2)	2.8
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	(0.1)	(0.4)
Gains (Losses) on Cash Flow Hedges	(0.1)	(0.3)	2.4
Other Comprehensive Income Tax Benefit (Expense)	$(83.6)	$50.7	$(24.7)

The components of AOCI at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Net Unrealized Gains on Investments, Net of Income Taxes:
Other Net Unrealized Gains on Investments	$439.4	$119.3
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(100.6)	(94.5)
Losses on Cash Flow Hedges, Net of Income Taxes	(2.7)	(3.0)
Accumulated Other Comprehensive Income	$336.1	$21.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017:

DOLLARS IN MILLIONS	2019	2018	2017
Reclassification of AOCI from Net Unrealized Gains and Losses on Investments to:
Net Realized Gains on Sales of Investments	$41.9	$26.4	$49.6
Net Impairment Losses Recognized in Earnings	(13.8)	(4.5)	(14.3)
Total Before Income Taxes	28.1	21.9	35.3
Income Tax Expense	(5.8)	(4.6)	(12.3)
Reclassification from AOCI, Net of Income Taxes	22.3	17.3	23.0
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses (Income)	3.0	(1.1)	0.6
Income Tax Benefit (Expense)	(0.7)	0.2	(0.2)
Reclassification from AOCI, Net of Income Taxes	2.3	(0.9)	0.4
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.4)	(0.3)	(1.3)
Income Tax Benefit	0.1	0.1	0.4
Reclassification from AOCI, Net of Income Taxes	(0.3)	(0.2)	(0.9)
Total Reclassification from AOCI to Net Income	$24.3	$16.2	$22.5

NOTE 14. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2019, 2018 and 2017 was:

DOLLARS IN MILLIONS	2019	2018	2017
Investment Income:
Interest on Fixed Income Securities	$299.4	$268.9	$246.6
Dividends on Equity Securities Excluding Alternative Investments	22.9	13.6	9.3
Alternative Investments:
Equity Method Limited Liability Investments	1.0	11.0	24.8
Fair Value Option Investments	—	—	1.3
Limited Liability Investments Included in Equity Securities	18.0	26.4	28.6
Total Alternative Investments	19.0	37.4	54.7
Short-term Investments	8.2	7.0	1.6
Loans to Policyholders	22.6	22.5	21.6
Real Estate	9.8	9.6	10.7
Other	1.5	0.9	0.5
Total Investment Income	383.4	359.9	345.0
Investment Expenses:
Real Estate	9.6	9.7	10.5
Other Investment Expenses	9.5	9.3	7.3
Total Investment Expenses	19.1	19.0	17.8
Net Investment Income	$364.3	$340.9	$327.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 14. INCOME FROM INVESTMENTS (Continued)
Other Receivables includes accrued investment income of $78.7 million and $77.9 million at December 31, 2019 and 2018, respectively.
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Fixed Maturities:
Gains on Sales	$41.1	$25.3	$8.4
Losses on Sales	(4.8)	(11.1)	(0.9)
Equity Securities:
Gains on Sales	5.8	12.3	42.0
Losses on Sales	(0.2)	—	—
Real Estate:
Gains on Sales	—	—	6.4
Other Investments:
Gains on Other Sales	—	—	0.1
Losses on Sales	—	(0.1)	(0.1)
Net Gains on Trading Securities	—	—	0.6
Net Realized Gains on Sales of Investments	$41.9	$26.4	$56.5

Gross Gains on Sales	$46.9	$37.6	$56.9
Gross Losses on Sales	(5.0)	(11.2)	(1.0)
Net Gains on Trading Securities	—	—	0.6
Net Realized Gains on Sales of Investments	$41.9	$26.4	$56.5

The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Fixed Maturities	$(13.3)	$(2.0)	$(12.1)
Equity Securities	(0.5)	(2.5)	(2.2)
Net Impairment Losses Recognized in Earnings	$(13.8)	$(4.5)	$(14.3)

NOTE 15. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Commissions	$708.8	$558.7	$425.6
General Expenses	278.0	231.9	196.2
Premium Tax Expense	93.5	71.0	50.7
Total Costs Incurred	1,080.3	861.6	672.5
Policy Acquisition Costs:
Deferred	(475.2)	(481.5)	(351.6)
Amortized	408.3	377.1	318.3
Net Policy Acquisition Costs Amortized	(66.9)	(104.4)	(33.3)
Amortization of VOBA	6.3	143.3	5.1
Insurance Expenses	$1,019.7	$900.5	$644.3

Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 16. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Deferred Income Tax Assets:
Insurance Reserves	$16.2	$17.0
Unearned Premium Reserves	64.5	59.1
Tax Capitalization of Policy Acquisition Costs	44.6	44.0
Payroll and Employee Benefit Accruals	35.0	49.6
Net Operating Loss Carryforwards	3.3	5.5
Other	12.5	11.2
Total Deferred Income Tax Assets	176.1	186.4
Deferred Income Tax Liabilities:
Investments	155.6	33.2
Deferred Policy Acquisition Costs	112.9	98.7
Life VIF and P&C Customer Relationships	5.3	6.0
Goodwill and Other Intangible Assets Acquired	39.3	45.2
Depreciable Assets	37.6	27.1
Other	3.6	2.4
Total Deferred Income Tax Liabilities	354.3	212.6
Net Deferred Income Tax Liabilities	$178.2	$26.2

The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2019 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2027	11.2	2.4
2028	4.4	0.9
Total All Years	$15.6	$3.3

The NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2019, 2018 and 2017 is presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Liabilities for Unrecognized Tax Benefits at Beginning of Year	$4.4	$8.1	$5.1
Additions for Tax Positions of Current Year	—	0.7	3.1
Reductions for Tax Positions of Prior Years	(4.4)	(4.4)	—
Reduction for Expiration of Federal Statute of Limitations	—	—	(0.1)
Liabilities for Unrecognized Tax Benefits at End of Year	$—	$4.4	$8.1

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 16. INCOME TAXES (Continued)
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
There were no Unrecognized Tax Benefits at December 31, 2019. Unrecognized Tax Benefits at December 31, 2018 and 2017 include $3.7 million and $7.6 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $0.7 million and $0.5 million at December 31, 2018 and 2017, respectively. Net interest related to unrecognized tax benefits for the years ended December 31, 2018 and 2017 were insignificant.
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Current Income Tax Benefit (Expense)	$(66.4)	$32.2	$(23.1)
Deferred Income Tax Expense	(68.5)	(46.5)	(15.1)
(Increase) Decrease Unrecognized Tax Benefits	4.4	3.6	(3.0)
Income Tax Expense	$(130.5)	$(10.7)	$(41.2)

Income taxes paid, net of income tax refunds received, were $68.1 million, $0.2 million, and $13.0 million in 2019, 2018, and 2017, respectively.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2019, 2018 and 2017 is presented below.

DOLLARS IN MILLIONS	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(138.9)	21.0%	$(41.8)	21.0%	$(56.4)	35.0%
Tax-exempt Income and Dividends Received Deduction	4.3	(0.7)	4.8	(2.4)	9.8	(6.0)
Stock-Based Compensation	4.4	(0.7)	1.4	(0.7)	0.4	(0.2)
Nondeductible Executive Compensation	(2.5)	0.4	(1.4)	0.7	—	—
Tax Reform	—	—	26.4	(13.3)	7.4	(4.6)
Other, Net	2.2	(0.3)	(0.1)	0.1	(2.4)	1.4
Effective Income Tax Benefit (Expense) from Continuing Operations	$(130.5)	19.7%	$(10.7)	5.4%	$(41.2)	25.6%

Comprehensive Income Tax (Expense) Benefit included in the Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017 was:

DOLLARS IN MILLIONS	2019	2018	2017
Income Tax Benefit (Expense):
Continuing Operations	$(130.5)	$(10.7)	$(41.2)
Discontinued Operations	—	(0.6)	(0.5)
Unrealized Depreciation (Appreciation) on Securities	(85.2)	49.6	(25.9)
Foreign Currency Translation Adjustments on Investments	—	(0.1)	(0.6)
Tax Effects from Postretirement Benefit Plans	1.7	1.5	(0.6)
Tax Effects from Cash Flow Hedge	(0.1)	(0.3)	2.4
Comprehensive Income Tax (Expense) Benefit	$(214.1)	$39.4	$(66.4)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS
Kemper sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 8,650 participants and beneficiaries, of which 1,250 are active employees. Effective January 1, 2006 the Pension Plan was closed to new hires, and effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2019	2018
Fair Value of Plan Assets at Beginning of Year	$525.3	$579.8
Actual Return on Plan Assets	113.2	(32.1)
Employer Contributions	55.3	5.1
Benefits Paid	(29.2)	(27.5)
Fair Value of Plan Assets at End of Year	664.6	525.3
Projected Benefit Obligation at Beginning of Year	580.5	637.2
Interest Cost	22.3	20.3
Benefits Paid	(29.2)	(27.5)
Actuarial (Gains) Losses	86.9	(49.5)
Projected Benefit Obligation at End of Year	660.5	580.5
Funded Status—Plan Assets in Excess (Deficit) of Projected Benefit Obligation	$4.1	$(55.2)
Unamortized Amount Reported in AOCI at End of Year	$(145.7)	$(144.4)
Accumulated Benefit Obligation at End of Year	$660.4	$580.3

The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2019” and “2018” were December 31, 2019 and December 31, 2018, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2019 and 2018 were:

	2019	2018
Discount Rate	3.21%	4.28%
Rate of Increase in Future Compensation Levels	3.40	3.40

Asset allocations for the Pension Plan at December 31, 2019 and 2018 by asset category were:

ASSET CATEGORY	2019	2018
Cash and Short-term Investments	2%	1%
Corporate Bonds and Notes	40	41
Common and Preferred Stocks	35	37
Bond Exchange Traded Funds	14	6
Other Assets	9	15
Total	100%	100%

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
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
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 22, “Fair Value Measurements,” to the Consolidated Financial Statements. Fair value measurements for the Pension Plan’s assets at December 31, 2019 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$158.4	$—	$—	—	$158.4
States and Political Subdivisions	—	0.1	—	—	0.1
Corporate Bonds and Notes	—	107.3	—	—	107.3
Equity Securities:
Common Stocks:
Other Industries	140.0	21.5	—	—	161.5
Other Equity Interests:
Collective Investment Funds	—	—	—	71.8	71.8
Bond Exchange Traded Funds	92.8	—	—	—	92.8
Limited Liability Companies and Limited Partnerships	—	—	—	63.7	63.7
Short-term Investments	10.0	—	—	—	10.0
Receivables and Other	(1.0)	—	—	—	(1.0)
Total	$400.2	$128.9	$—	$135.5	$664.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2018 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$110.9	$—	$—	—	$110.9
States and Political Subdivisions	—	2.1	—	—	2.1
Corporate Bonds and Notes	—	103.4	—	—	103.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	—	—	—
Common Stocks:
Manufacturing	—	—	—	—	—
Other Industries	106.0	17.4	—	—	123.4
Other Equity Interests:
Collective Investment Funds	—	—	—	68.6	68.6
Bond Exchange Traded Funds	34.1	—	—	—	34.1
Limited Liability Companies and Limited Partnerships	—	—	—	77.1	77.1
Short-term Investments	4.4	—	—	—	4.4
Receivables and Other	1.0	—	0.3	—	1.3
Total	$256.4	$122.9	$0.3	$145.7	$525.3

Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 in the two preceding tables for the years ended December 31, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2019	2018
Balance at Beginning of Year	$0.3	$0.3
Purchases, Sales and Settlements, Net	(0.3)	—
Balance at End of Year	$—	$0.3

The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Service Cost Earned During the Year	$—	$—	$—
Interest Cost on Projected Benefit Obligation	22.3	20.3	20.6
Expected Return on Plan Assets	(30.6)	(28.9)	(30.9)
Amortization of Actuarial Loss	2.9	4.3	2.6
Pension Income Recognized in Consolidated Statements of Income	(5.4)	(4.3)	(7.7)
Unrecognized Pension Gain (Loss) Arising During the Year	4.2	11.5	(4.9)
Amortization of Accumulated Unrecognized Pension Loss	(2.9)	(4.3)	(2.6)
Comprehensive Pension Expense (Income)	$(4.1)	$2.9	$(15.2)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
The actuarial loss included in AOCI at December 31, 2019 is being amortized over approximately 22 years, the remaining average estimated life expectancy of participants. The Company estimates that Pension Income for the Pension Plan for the year ended December 31, 2020 will include expense of $5.9 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2019.
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2019, 2018 and 2017 were:

	2019	2018	2017
Weighted-average Discount Rate	4.28%	3.63%	4.19%
Service Cost Discount Rate	4.26	3.61	4.15
Interest Cost Discount Rate	3.91	3.26	3.52
Rate of Increase in Future Compensation Levels	3.40	3.40	2.56
Expected Long Term Rate of Return on Plan Assets	5.70	5.35	5.80

On August 22, 2019, the Company made a voluntary cash contribution of $55.3 million to the Pension Plan. On July 13, 2018, the Company made a voluntary cash contribution of $5.1 million to the Pension Plan. The Company did not contribute to the Pension Plan in 2017. The Company does not expect that it will be required to contribute to the Pension Plan in 2020, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service of certain participants that remain eligible for a benefit accrual, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2020	2021	2022	2023	2024	2025-2029
Estimated Pension Benefit Payments	$31.4	$32.1	$33.2	$34.0	$34.7	$179.1

The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $28.9 million and $24.2 million at December 31, 2019 and 2018, respectively. Pension expense for the Supplemental Plan was $1.0 million, $0.8 million, and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. An actuarial loss of $5.6 million before taxes, an actuarial gain of $1.3 million before taxes and an actuarial loss of $1.6 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $26.0 million, $15.1 million and $10.6 million in 2019, 2018 and 2017, respectively.
NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Kemper and Infinity sponsor other than pension postretirement employee benefit plans (“OPEB”) that together provide medical, dental and/or life insurance benefits to approximately 650 retired and 525 active employees.
Kemper has historically self-insured the benefits under the Kemper OPEB Plan. The Kemper medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally has required participant contributions, with most contributions adjusted annually. On December 30, 2016, Kemper amended the Kemper OPEB Plan and, effective December 31, 2016, will no longer offer coverage to post-65 Medicare-eligible retirees and Medicare-eligible spouses under the self-insured portion of its coverage. Rather, beginning on January 1, 2017, the Kemper OPEB Plan offers access to a private, third-party Medicare exchange and provides varying levels of a Company-determined subsidy via health reimbursement accounts to certain Medicare-eligible retirees and spouses in order to help fund a portion of the participants’ cost. Further, the amendment eliminates the requirement for such participants to contribute to the Kemper OPEB Plan. In conjunction with the amendment,

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
the Company recorded a pre-tax reduction to its Accumulated Postretirement Benefit Obligation of $11.0 million through Other Comprehensive Income. This prior service credit is being amortized into income over the remaining average life of the Kemper OPEB Plan’s participants.
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS
	2019	2018
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	1.1	1.1
Plan Participants’ Contributions	0.3	0.3
Benefits Paid	(1.4)	(1.4)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	15.0	14.4
Obligation from Acquisition of Infinity	—	3.9
Service Cost	0.2	0.2
Interest Cost	0.4	0.4
Plan Participants’ Contributions	0.3	0.3
Benefits Paid	(1.4)	(1.4)
Medicare Part D Subsidy Received	—	0.2
Actuarial Gain	(1.7)	(3.0)
Accumulated Postretirement Benefit Obligation at End of Year	12.8	15.0
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(12.8)	$(15.0)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$23.8	$24.9

The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2019” and “2018” were December 31, 2019 and December 31, 2018, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2019 and 2018 were:

	2019	2018
Discount Rate	2.91%	4.02%
Rate of Increase in Future Compensation Levels	2.20	2.20

The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2019 was 7.50% for 2020, gradually declining to 4.8% in the year 2025 and remaining at that level thereafter for medical benefits and 10.00% for 2020, gradually declining to 4.8% in the year 2026 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2018 was 7.5% for 2019, gradually declining to 4.8% in the year 2025 and remaining at that level thereafter for medical benefits and 10.0% for 2019, gradually declining to 4.8% in the year 2026 and remaining at that level thereafter for prescription drug benefits.
A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2019 by $0.6 million and 2019 OPEB expense by an insignificant amount. A one-percentage point increase in the assumed health care cost trend rate for each year would have increased the Accumulated Postretirement Benefit Obligation at December 31, 2018 by $0.8 million and 2018 OPEB expense by an insignificant amount.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The components of Comprehensive OPEB Expense (Income) for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Service Cost Earned During the Year	$0.2	$0.2	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.4	0.4	0.4
Amortization of Prior Service Credit	(1.3)	(1.3)	—
Amortization of Accumulated Unrecognized OPEB Gain	(2.4)	(1.8)	(1.8)
OPEB Income Recognized in Consolidated Statements of Income	(3.1)	(2.5)	(1.3)
Unrecognized OPEB Gain Arising During the Year	(1.7)	(3.0)	(0.5)
Prior Service Credit Arising During the Year from Plan Amendments	—	—	(1.3)
Amortization of Prior Service Credit	1.3	1.3	—
Amortization of Accumulated Unrecognized OPEB Gain	2.4	1.8	1.8
Comprehensive OPEB Income	$(1.1)	$(2.4)	$(1.3)

The Company estimates that OPEB Expense for the year ended December 31, 2020 will include income of $3.3 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2019.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2019, 2018 and 2017 were:

	2019	2018	2017
Weighted-average Discount Rate	4.08%	3.36%	3.61%
Service Cost Discount Rate	4.16	3.52	3.79
Interest Cost Discount Rate	3.69	2.96	2.92
Rate of Increase in Future Compensation Levels	2.20	2.20	2.60

The Company expects to contribute $1.3 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2020.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2020	2021	2022	2023	2024	2025-2029
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$1.3	$1.3	$1.3	$1.2	$1.2	$4.5
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$1.3	$1.3	$1.3	$1.2	$1.2	$4.5

NOTE 19. BUSINESS SEGMENTS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance and Life & Health Insurance.
The Specialty Property & Casualty Insurance segment’s principal products are specialty automobile insurance and commercial automobile insurance. The Preferred Property & Casualty Insurance segment’s principal products are preferred automobile insurance, homeowners insurance, and other personal insurance. These products are distributed primarily through independent agents and brokers.The Life & Health Insurance segment’s principal products are individual life, accident, health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. BUSINESS SEGMENTS (Continued)
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $103.9 million, $68.0 million and $50.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company does not allocate Income from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, Acquisition Related Transaction, Integration and Other Costs, Loss from Early Extinguishment of Debt, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments. Additionally, the Company did not allocate the 2018 and 2017 impacts of the Tax Act or the gains recognized in 2019 and 2018 on the partial satisfaction of a final judgment against Computer Sciences Corporation (“CSC”) to its operating segments.
Segment Assets at December 31, 2019 and 2018 were:

DOLLARS IN MILLIONS	2019	2018
Specialty Property & Casualty Insurance	$4,435.2	$3,541.0
Preferred Property & Casualty Insurance	1,549.8	1,567.7
Life & Health Insurance	5,847.9	5,117.2
Corporate and Other, Net	1,156.2	1,319.0
Total Assets	$12,989.1	$11,544.9

Earned Premiums by product line for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Specialty Property & Casualty Insurance:
Specialty Automobile	$2,825.6	$1,889.5	$954.3
Commercial Automobile	252.8	137.9	51.4
Preferred Property & Casualty Insurance:
Preferred Automobile	470.2	440.2	422.8
Homeowners	241.3	250.1	264.8
Other Personal Lines	38.8	40.4	42.7
Life & Health Insurance:
Life	384.6	378.4	379.7
Accident & Health	190.9	177.5	161.7
Property	68.2	70.4	72.6
Total Earned Premiums	$4,472.4	$3,384.4	$2,350.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2019, 2018 and 2017 were:

DOLLARS IN MILLIONS	2019	2018	2017
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$3,078.4	$2,027.4	$1,005.7
Net Investment Income	107.5	63.4	39.2
Other Income	7.0	2.4	1.1
Total Specialty Property & Casualty Insurance	3,192.9	2,093.2	1,046.0
Preferred Property & Casualty Insurance:
Earned Premiums	750.3	730.7	730.3
Net Investment Income	44.1	61.8	58.9
Total Preferred Property & Casualty Insurance	794.4	792.5	789.2
Life & Health Insurance:
Earned Premiums	643.7	626.3	614.0
Net Investment Income	206.4	210.9	223.2
Other Income	8.5	4.0	2.6
Total Life & Health Insurance	858.6	841.2	839.8
Total Segment Revenues	4,845.9	3,726.9	2,675.0
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	138.9	(64.3)	—
Net Realized Gains on the Sales of Investments	41.9	26.4	56.5
Net Impairment Losses Recognized in Earnings	(13.8)	(4.5)	(14.3)
Other	26.3	40.6	6.2
Total Revenues	$5,039.2	$3,725.1	$2,723.4

Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the years ended December 31, 2019, 2018 and 2017 was:

DOLLARS IN MILLIONS	2019	2018	2017
Segment Operating Profit (Loss):
Specialty Property & Casualty Insurance	$355.9	$145.6	$80.5
Preferred Property & Casualty Insurance	52.3	28.6	(78.1)
Life & Health Insurance	121.9	115.9	140.2
Total Segment Operating Profit	530.1	290.1	142.6
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	20.1	35.7	—
Other	(31.4)	(39.6)	(23.7)
Corporate and Other Operating Profit (Loss)	(11.3)	(3.9)	(23.7)
Adjusted Consolidated Operating Profit (Loss)	518.8	286.2	118.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	138.9	(64.3)	—
Net Realized Gains on Sales of Investments	41.9	26.4	56.5
Net Impairment Gains (Losses) Recognized in Earnings	(13.8)	(4.5)	(14.3)
Acquisition Related Transaction, Integration and Other Costs	(18.4)	(44.7)	—
Loss from Early Extinguishment of Debt	(5.8)	—	—
Income from Continuing Operations before Income Taxes	$661.6	$199.1	$161.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the years ended December 31, 2019, 2018 and 2017 was:

DOLLARS IN MILLIONS	2019	2018	2017
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$283.1	$115.8	$56.3
Preferred Property & Casualty Insurance	41.9	25.7	(45.4)
Life & Health Insurance	98.7	91.5	91.9
Total Segment Net Operating Income (Loss)	423.7	233.0	102.8
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	—	26.4	7.4
Partial Satisfaction of Judgment	15.9	28.2	—
Other	(21.3)	(29.2)	(17.7)
Total Corporate and Other Net Operating Income (Loss)	(5.4)	25.4	(10.3)
Adjusted Consolidated Net Operating Income	418.3	258.4	92.5
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	109.7	(50.8)	—
Net Realized Gains on Sales of Investments	33.1	20.9	36.7
Net Impairment Losses Recognized in Earnings	(10.9)	(3.6)	(9.3)
Acquisition Related Transaction, Integration and Other Costs	(14.5)	(36.5)	—
Loss from Early Extinguishment of Debt	(4.6)	—	—
Income from Continuing Operations	$531.1	$188.4	$119.9

Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2019, 2018 and 2017 was:

DOLLARS IN MILLIONS	2019	2018	2017
Specialty Property & Casualty Insurance	$224.9	$202.0	$150.2
Preferred Property & Casualty Insurance	120.1	117.2	114.6
Life & Health Insurance	63.3	57.9	53.5
Total Amortization	$408.3	$377.1	$318.3

NOTE 20. CATASTROPHE REINSURANCE
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by the Insurance Services Office (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions that follow utilize ISO’s definition of catastrophes.
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and in 2019 and 2018 an annual aggregate excess property catastrophe reinsurance contract.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2019 to December 31, 2019 is provided in various layers as presented below.

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

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage (Tranche A)	150.0	250.0	63.3
2nd Layer of Coverage (Tranche B)	150.0	350.0	31.7

Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2017 to December 31, 2017 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage (Tranche A)	150.0	250.0	31.7
2nd Layer of Coverage (Tranche B)	150.0	350.0	63.3

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
Coverage provided under the 2019 aggregate property catastrophe reinsurance contract is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0

Coverage provided under the 2018 aggregate property catastrophe reinsurance contract is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 20. CATASTROPHE REINSURANCE (Continued)
The catastrophe reinsurance in 2019, 2018 and 2017 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment does not carry any other catastrophe reinsurance coverage in 2019, 2018 and 2017.
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2019, 2018 and 2017 by the following:

DOLLARS IN MILLIONS	2019	2018	2017
Specialty Property & Casualty Insurance	$0.2	$2.6	$0.1
Preferred Property & Casualty Insurance	20.2	17.8	10.8
Life & Health Insurance	0.1	0.1	0.1
Total Ceded Catastrophe Reinsurance Premiums	$20.5	$20.5	$11.0

In 2019, 2018 and 2017 the Company paid $0.0 million, $0.4 million and $0.8 million respectively, in reinstatement premium. In 2019, the Company received a $0.9 million refund of reinstatement premiums related to the 2017 and 2018 wildfires.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2019, 2018 and 2017 by business segment are presented below.

DOLLARS IN MILLIONS	2019	2018	2017
Specialty Property & Casualty Insurance	$11.6	$4.4	$5.2
Preferred Property & Casualty Insurance	44.6	79.1	168.8
Life & Health Insurance	3.9	4.1	6.4
Total Catastrophe Losses and LAE	$60.1	$87.6	$180.4

In 2019, 2018 and 2017 Kemper’s property and casualty subsidiaries had catastrophe reinsurance recoveries of $15.5 million, $31.8 million and $11.9 million under the catastrophe reinsurance program. The property and casualty insurance companies did not have any recoveries from the FHCF. The Life & Health Insurance segment had reinsurance recoveries of $1.6 million, $1.6 million and $0.2 million from the FHCF in 2019, 2018, and 2017, respectively.
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $17.1 million, $8.4 million and $4.5 million in 2019, 2018 and 2017, respectively. The Specialty Property & Casualty Insurance segment reported adverse catastrophe reserve development of $0.5 million in 2019 and favorable catastrophe reserve development of $0.3 million and $0.3 million in 2018 and 2017, respectively. The Preferred Property & Casualty Insurance segment reported favorable catastrophe reserve development of $18.4 million, $8.2 million and $4.7 million in 2019, 2018 and 2017, respectively. The Life & Health Insurance segment reported adverse catastrophe reserve development of $0.8 million, $0.1 million, and $0.5 million in 2019, 2018 and 2017, respectively.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 20. CATASTROPHE REINSURANCE (Continued)
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
Earned Premiums ceded on long-duration and short-duration policies were $27.4 million, $31.6 million and $18.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $20.5 million, $20.5 million and $11.0 million, respectively, was related to catastrophe reinsurance. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $92.3 million, $85.2 million and $72.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $19.4 million, $20.0 million and $20.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $5.2 million, $5.6 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
NOTE 22. FAIR VALUE MEASUREMENTS
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2019 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

DOLLARS IN MILLIONS	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$144.3	$671.6	$—	—	$815.9
States and Political Subdivisions	—	1,515.8	—	—	1,515.8
Foreign Governments	—	16.8	—	—	16.8
Corporate Securities:
Bonds and Notes	—	3,450.6	409.1	—	3,859.7
Redeemable Preferred Stocks	—	—	6.7	—	6.7
Collateralized Loan Obligations	—	—	618.2	—	618.2
Other Mortgage- and Asset-backed	—	78.8	10.2	—	89.0
Total Investments in Fixed Maturities	144.3	5,733.6	1,044.2	—	6,922.1
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	44.5	—	—	44.5
Other Industries	0.9	13.8	—	—	14.7
Common Stocks:
Finance, Insurance and Real Estate	12.8	—	—	—	12.8
Other Industries	0.2	0.2	—	—	0.4
Other Equity Interests:
Exchange Traded Funds	586.8	—	—	—	586.8
Limited Liability Companies and Limited Partnerships	—	—	—	248.1	248.1
Total Investments in Equity Securities at Fair Value	600.7	58.5	—	248.1	907.3
Convertible Securities at Fair Value	—	37.3	—	—	37.3
Total	$745.0	$5,829.4	$1,044.2	$248.1	$7,866.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
At December 31, 2019, the Company had unfunded commitments to invest an additional $248.1 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2018 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$156.5	$709.2	$—	$—	$865.7
States and Political Subdivisions	—	1,619.1	—	—	1,619.1
Foreign Governments	—	5.9	—	—	5.9
Corporate Securities:
Bonds and Notes	—	3,011.2	382.6	—	3,393.8
Collateralized Loan Obligations	—	19.1	504.9	—	524.0
Other Mortgage- and Asset-backed	—	5.8	9.9	—	15.7
Total Investments in Fixed Maturities	156.5	5,370.3	897.4	—	6,424.2
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	41.2	—	—	41.2
Other Industries	—	13.0	—	—	13.0
Common Stocks:
Finance, Insurance and Real Estate	10.2	—	—	—	10.2
Other Industries	0.2	0.5	—	—	0.7
Other Equity Interests:
Exchange Traded Funds	427.3	—	—	—	427.3
Limited Liability Companies and Limited Partnerships	—	—	—	192.0	192.0
Total Investments in Equity Securities at Fair Value	437.7	54.7	—	192.0	684.4
Convertible Securities at Fair Value	—	31.5	—	—	31.5
Total	$594.2	$5,456.5	$897.4	$192.0	$7,140.1

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2019.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$204.2	2.4%	-	8.5%	4.1%
Non-investment-grade:
Senior Debt	Market Yield	123.7	2.4	-	21.5	9.1
Junior Debt	Market Yield	81.3	9.6	-	18.0	13.1
Collateralized Loan Obligations (investment-grade and non-investment-grade)	Market Yield	613.5	3.2	-	12.5	5.1
Other	Various	21.5
Total Level 3 Fixed Maturity Investments in Corporate Securities		$1,044.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2018.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$146.7	3.7%	-	10.9%	5.2%
Non-investment-grade:
Senior Debt	Market Yield	142.3	4.8	-	30.0	11.5
Junior Debt	Market Yield	87.6	11.0	-	28.5	14.2
Collateralized Loan Obligations (investment-grade and non-investment-grade)	Market Yield	504.9	4.1	-	13.4	6.1
Other	Various	15.9
Total Level 3 Fixed Maturity Investments in Corporate Securities		$897.4

For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par, unless callable at a premium, if the security is currently callable.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2019 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Year	$382.6	$—	$504.9	$9.9	$897.4
Total Gains (Losses):
Included in Consolidated Statement of Income	(6.8)	—	0.6	—	(6.2)
Included in Other Comprehensive Income (Loss)	10.6	(0.1)	5.3	1.0	16.8
Purchases	307.0	6.8	119.2	—	433.0
Settlements	(72.9)	—	(28.0)	(0.7)	(101.6)
Sales	(211.4)	—	(2.9)	—	(214.3)
Transfers into Level 3	—	—	19.1	—	19.1
Transfers out of Level 3	—	—	—	—	—
Balance at End of Year	$409.1	$6.7	$618.2	$10.2	$1,044.2
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the year ended December 31, 2019. Transfers into Level 3 of $19.1 million for the year ended December 31, 2019 were due to changes in the availability of market observable inputs. There were no transfers out of Level 3 for the year ended December 31, 2019.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2018 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities					Equity Securities		Total
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$401.5	$—	$0.1	$93.2	$—	$27.4	$34.4	$556.6
Total Gains (Losses):
Included in Consolidated Statement of Income	4.4	—	(0.1)	2.7	—	—	—	7.0
Included in Other Comprehensive Income (Loss)	(2.2)	—	—	(16.3)	0.1	—	—	(18.4)
Purchases	201.8	1.8	—	449.7	10.0	—	—	663.3
Settlements	(108.1)	—	—	(58.3)	(0.2)	—	—	(166.6)
Sales	(109.5)	—	—	—	—	—	—	(109.5)
Transfers into Level 3	2.4	—	—	33.9	—	—	—	36.3
Transfers out of Level 3	(7.7)	(1.8)	—	—	—	(27.4)	(34.4)	(71.3)
Balance at End of Year	$382.6	$—	$—	$504.9	$9.9	$—	$—	$897.4

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
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	December 31, 2019		December 31, 2018
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$305.6	$612.4	$300.6	$542.6
Short-term Investments	470.9	470.9	286.1	286.1
Mortgage Loans	27.5	27.5	—	—
Financial Liabilities:
Debt	778.4	820.2	909.0	911.2
Policyholder Contract Liabilities	243.4	243.4	10.0	10.0

The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value measurement of Mortgage Loans is estimated using inputs that are considered Level 2 measurements.The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Contract Liabilities consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

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
Gain Contingency
In 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”), claiming that CSC had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. CSC denied KCSI’s claims and filed a counterclaim. In April 2017, CSC merged with a spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company and is now known as DXC Technology Company (“DXC”). DXC stock is publicly traded on the New York Stock Exchange.
In April 2017, the parties participated in an evidentiary hearing in Texas before a AAA-appointed arbitrator. Subsequently, in October 2017, the arbitrator issued a Partial Final Award finding that CSC had breached the Agreements and awarded KCSI direct damages plus pre-judgment interest. KCSI then submitted to the arbitrator a supplemental petition providing pre-judgment interest calculations and seeking an award for certain costs and expenses. In November 2017, the arbitrator issued a Final Award awarding KCSI direct damages against CSC of $84.3 million, prejudgment interest at the annual rate of 9% and costs and expenses in the amount of $7.2 million.
KCSI pursued confirmation and enforcement of the Final Award in U.S. District Court in Texas. In September 2018, the Texas district court issued an Amended Final Judgment that (i) confirmed the Arbitration Award in favor of KCSI, (ii) denied CSC’s motion to vacate, and (iii) entered judgment against CSC in the total amount of $141.7 million.

CSC appealed the district court’s ruling to the U.S. Court of Appeals for the Fifth Circuit, but in the meantime paid Kemper $35.7 million in September 2018 and an additional $20.1 million in April 2019 in partial satisfaction of the final judgment. The Company recognized such payments in Other Income in its Consolidated Statement of Income for the years ended December 31, 2018 and December 31, 2019, respectively. On January 10, 2020, the Court of Appeals for the Fifth Circuit issued a unanimous opinion affirming the ruling of the district court. On January 24, 2020, CSC filed a petition with the Fifth Circuit requesting a rehearing en banc.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 24. RELATED PARTIES
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $149.3 million, $124.5 million and $171.8 million in assets managed by FS&C at December 31, 2019, 2018 and 2017, respectively, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment Expenses incurred in connection with such agreement were $0.9 million for each year ended December 31, 2019, 2018 and 2017. The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
As described in Note 21, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders, and its subsidiary, ORCC.
NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Dec 31, 2019
Revenues:
Earned Premiums	$1,074.8	$1,116.6	$1,135.2	$1,145.8	$4,472.4
Net Investment Income	82.7	96.0	91.7	93.9	364.3
Other Income	1.9	22.7	7.2	3.7	35.5
Income (Loss) from Changes in Fair Value of Equity and Convertible Securities	64.4	25.5	9.8	39.2	138.9
Net Realized Gains on Sales of Investments	16.1	21.3	1.7	2.8	41.9
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(3.5)	(6.7)	(1.8)	(1.7)	(13.7)
Portion of Losses Recognized in Other Comprehensive Income	(0.1)	—	—	—	(0.1)
Net Impairment Losses Recognized in Earnings	(3.6)	(6.7)	(1.8)	(1.7)	(13.8)
Total Revenues	1,236.3	1,275.4	1,243.8	1,283.7	5,039.2
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	765.4	825.4	782.6	814.9	3,188.3
Insurance Expenses	234.8	263.5	256.0	265.4	1,019.7
Loss from Early Extinguishment of Debt	—	—	5.8	—	5.8
Interest and Other Expenses	41.4	38.0	37.9	46.5	163.8
Total Expenses	1,041.6	1,126.9	1,082.3	1,126.8	4,377.6
Income from Continuing Operations before Income Taxes	194.7	148.5	161.5	156.9	661.6
Income Tax Expense	(39.4)	(26.4)	(32.5)	(32.2)	(130.5)
Net Income	$155.3	$122.1	$129.0	$124.7	$531.1
Net Income (Loss) Per Unrestricted Share:
Basic	$2.38	$1.87	$1.93	$1.87	$8.04
Diluted	$2.35	$1.84	$1.91	$1.85	$7.96
Dividends Paid to Shareholders Per Share	$0.25	$0.25	$0.25	$0.28	$1.03
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Dec 31, 2018
Revenues:
Earned Premiums	$609.8	$658.1	$1,052.9	$1,063.6	$3,384.4
Net Investment Income	79.2	78.4	92.0	91.3	340.9
Other Income	1.2	1.2	37.8	2.0	42.2
Income (Loss) from Changes in Fair Value of Equity and Convertible Securities	0.7	0.4	11.0	(76.4)	(64.3)
Net Realized Gains on Sales of Investments	2.6	3.8	3.6	16.4	26.4
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.5)	—	(1.8)	(2.2)	(4.5)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	—	—
Net Impairment Losses Recognized in Earnings	(0.5)	—	(1.8)	(2.2)	(4.5)
Total Revenues	693.0	741.9	1,195.5	1,094.7	3,725.1
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	436.9	499.5	757.3	772.8	2,466.5
Insurance Expenses	160.1	171.2	296.0	273.2	900.5
Interest and Other Expenses	29.0	25.7	61.7	42.6	159.0
Total Expenses	626.0	696.4	1,115.0	1,088.6	3,526.0
Income (Loss) from Continuing Operations before Income Taxes	67.0	45.5	80.5	6.1	199.1
Income Tax Benefit (Expense)	(13.4)	(8.0)	11.8	(1.1)	(10.7)
Income from Continuing Operations	53.6	37.5	92.3	5.0	188.4
Income (Loss) from Discontinued Operations	0.2	0.1	(0.1)	1.5	1.7
Net Income	$53.8	$37.6	$92.2	$6.5	$190.1
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.03	$0.73	$1.42	$0.08	$3.22
Diluted	$1.02	$0.73	$1.40	$0.08	$3.19
Net Income Per Unrestricted Share:
Basic	$1.03	$0.73	$1.42	$0.10	$3.25
Diluted	$1.02	$0.73	$1.40	$0.10	$3.22
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Property and Casualty Insurance Reserves - Refer to Notes 2 and 6 to the consolidated financial statements
Critical Audit Matter Description
The estimation of property and casualty insurance reserves for losses and loss adjustment expenses (“property and casualty insurance reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating property and casualty insurance reserves is inherently uncertain as estimates are generally derived using a variety of actuarial estimation techniques that are dependent on assumptions and expectations about future events, many of which are difficult to quantify. The estimation process, particularly for claims with longer-tailed exposures that may not be discovered or reported immediately, is an inherently subjective exercise and modest changes in judgments and assumptions can materially impact the valuation of these reserves.
Given the significant judgments made by management in estimating property and casualty insurance reserves, auditing property and casualty insurance reserves required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to property and casualty insurance reserves included the following, among others:

•
We tested the effectiveness of controls related to property and casualty insurance reserves, including those controls related to the estimation of and management’s review of the property and casualty insurance reserves.

•	We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses to test that the inputs to the actuarial estimates were accurate and complete.

•	With the assistance of our actuarial specialists:

◦	We developed a range of independent estimates of the property and casualty insurance reserves and compared our estimates to the recorded reserves.

◦
We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of property and casualty insurance reserves.

Fixed Maturities at Fair Value - Refer to Notes 2, 4 and 22 to the consolidated financial statements
Critical Audit Matter Description
Investments in fixed maturity securities classified as available-for-sale are reported at fair value in the financial statements. Fixed maturity securities without readily determinable market values are valued using significant unobservable inputs, such as credit profile, credit spread and resulting market yield, which involve considerable judgment by management.
Given management uses significant unobservable inputs to estimate the fair value of fixed maturity securities without readily determinable market values, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unobservable inputs used by management to estimate the fair value of fixed maturity securities without readily determinable market values included the following, among others:

•	We tested the effectiveness of controls related to fixed maturity securities, including those controls related to the determination of fair value.

•
We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to recent or subsequent transactions, taking into account changes in market conditions.

•	We evaluated the reasonableness of the models, methodologies, and unobservable inputs used by management to estimate fair value.

•
With the assistance of our fair value specialists, we compared management’s unobservable inputs to external sources, and for a sample of the investments, developed independent estimates of the fair value and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2020

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2019.
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
February 14, 2020

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Business Experience of Nominees,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2020 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2019, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2020 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2020 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	1,808,815	$56.53	3,254,822
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,808,815	$56.53	3,254,822
(1) Includes 1,082,460 shares reserved for future grants based on performance results under the terms of outstanding PSU awards.
Kemper’s 2011 Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, DSUs, RSUs, and PSUs.
The design of the 2011 Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include RSUs, PSUs and DSUs, if settled with stock.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2020 Annual Meeting of Shareholders.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2020 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2019 and 2018, and the consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for the years ended December 31, 2019, 2018 and 2017, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2019 Annual Report.

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

3.	Exhibits. An Exhibit Index has been filed as part of this report on pages 144 through 147.

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

Item 16.     Form 10-K Summary
None

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	August 8, 2019
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.3	Form of Senior Indenture, dated as of August 6, 2010, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	S-3	333-168605	4.4	August 6, 2010
4.4	First Supplemental Indenture, dated as of September 17, 2012, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	8-K	000-50167	4.1	September 17, 2012
4.5	Guarantee by Kemper Corporation of the 5.000% Senior Notes due 2022 of Infinity Property and Casualty Corporation	8-K	001-18298	4.1	December 3, 2018
4.6	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.7	February 20, 2019
4.7	Description of Capital Stock					X
10.1	Second Amended and Restated Credit Agreement, by and among Kemper Corporation, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and Bank of America, N.A. and Wells Fargo Bank, National Association as syndication agents	8-K	001-18298	10.1	June 12, 2018
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.4	Term Loan Credit Agreement, dated as of June 4, 2019, among Kemper Corporation, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, and BMO Capital Markets Corp., as Joint Lead Arranger	8-K	001-18298	10.1	June 7, 2019
10.5*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.6*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.7*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective March 16, 2016	10-Q	001-18298	10.3	May 5, 2016
10.8*	Kemper 1995 Non-employee Director Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.2	February 4, 2009
10.9*	Form of Stock Option Agreement, as of February 1, 2006, under the Kemper 1995 Non-employee Director Stock Option Plan	10-Q	001-18298	10.6	May 4, 2011
10.10*	Form of Stock Option Agreement, as of February 3, 2009, under the Kemper 1995 Non-employee Director Stock Option Plan	10-K	001-18298	10.7	February 4, 2009
10.11*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.12*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.13*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of August 25, 2011, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.13	February 17, 2012
10.14*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.1	May 2, 2013
10.15*	Form of Deferred Stock Unit Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.2	May 2, 2013
10.16*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.24	February 14, 2014
10.17*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.25	February 14, 2014
10.18*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.26	February 14, 2014
10.19*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR), as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.29	February 13, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.20*	Form of Performance-Based Restricted Stock Unit Award Agreement (Adjusted ROE), as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.30	February 13, 2017
10.21*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.31	February 13, 2017
10.22*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.33	February 13, 2017
10.23*	Form of Performance Share Unit Award Agreement (Adjusted ROE), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.34	February 13, 2018
10.24*	Form of Performance Share Unit Award Agreement (Relative TSR), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.35	February 13, 2018
10.25*	Form of Restricted Stock Unit Award Agreement (Cliff Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.36	February 13, 2018
10.26*	Form of Restricted Stock Unit Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.37	February 13, 2018
10.27*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.38	February 13, 2018
10.28*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.39	February 13, 2018
10.29*	Kemper Executive Performance Plan, amended and restated as of May 1, 2018	10-Q	001-18298	10.2	July 30, 2018
10.30*	Form of Non-Employee Director Restricted Stock Unit Award Agreement, as of April 30, 2019, under the Kemper 2011 Omnibus Equity Plan	8-K	001-18298	10.1	May 1, 2019
10.31*	Form of individual Indemnification Agreements between Kemper and its directors and executive officers	8-K	001-18298	10.1	February 11, 2020
10.32*	Form of individual change in control severance agreements between Kemper and its executive officers	10-K	001-18298	10.42	February 13, 2017

Each of the agreements is identical except that the multipliers for benefits related to bonus, severance, life insurance and health insurance are 150%, 3 years, 3 years and 36 months, respectively, for the Chief Executive Officer and 110%, 2 years, 2 years and 24 months, respectively, for the other officers.

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

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, James J. McKinney, Senior Vice President and Chief Financial Officer, Anastasios Omiridis, Senior Vice President and Deputy Chief Financial Officer, and Richard Roeske, Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2019 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2019 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2020.

KEMPER CORPORATION (Registrant)

By:	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 14, 2020.

Signature	Title
/S/ ROBERT J. JOYCE	Chairman of the Board and Director
Robert J. Joyce

/S/ JOSEPH P. LACHER, JR.	President and Chief Executive Officer (Principal Executive Officer)
Joseph P. Lacher, Jr.

/S/ JAMES J. MCKINNEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James J. McKinney

/S/ ANASTASIOS OMIRIDIS	Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)
Anastasios Omiridis

/S/ TERESA A. CANIDA	Director
Teresa A. Canida

/S/ GEORGE N. COCHRAN	Director
George N. Cochran

/S/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/S/ LACY M. JOHNSON	Director
Lacy M. Johnson

/S/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

/S/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2019
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$784.7	$815.9	$815.9
States and Political Subdivisions	1,386.4	1,515.8	1,515.8
Foreign Governments	17.2	16.8	16.8
Corporate Securities:
Other Bonds and Notes	3,465.0	3,859.7	3,859.7
Redeemable Preferred Stocks	6.8	6.7	6.7
Collateralized Loan Obligations	624.6	618.2	618.2
Other Mortgage- and Asset-backed	88.0	89.0	89.0
Total Investments in Fixed Maturities	6,372.7	6,922.1	6,922.1
Equity Securities at Fair Value:
Preferred Stocks	59.2	59.2	59.2
Common Stocks	13.2	13.2	13.2
Other Equity Interests	834.9	834.9	834.9
Total Investments in Equity Securities	907.3	907.3	907.3
Equity Securities at Modified Cost	41.9	XXX.X	41.9

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	220.4	XXX.X	220.4
Convertible Securities at Fair Value	37.3	37.3	37.3
Loans, Real Estate and Other Investments	444.5	XXX.X	444.5
Short-term Investments	470.9	XXX.X	470.9
Total Investments	$8,495.0		$9,044.4
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH I-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2019	2018
ASSETS
Investments in Subsidiaries	$4,383.7	$3,736.0
Fixed Maturities at Fair Value (Amortized Cost: 2018 – $12.6)	—	12.6
Equity Securities at Fair Value	55.7	20.4
Short-term Investments	89.3	64.6
Cash	61.8	2.9
Other Receivables	21.9	5.7
Other Assets	21.9	14.4
Right-of-Use Assets	18.6	—
Total Assets	$4,652.9	$3,856.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Term Loan due June 29, 2020 (Fair Value: 2018 – $35.0)	—	34.9
Term Loan due July 5, 2023 (Fair Value: 2019 – $50.0)	49.9	—
Senior Notes Payable, 4.35% due 2025 (Fair Value: 2019 – $478.6; 2018 – $444.2)	448.6	448.4
Subordinated Debentures due 2054 (Fair Value: 2018 – $151.1)	—	144.2
Current Income Tax Liability	55.3	40.5
Deferred Income Tax Liability	32.2	20.2
Liabilities for Benefit Plans	44.3	98.2
Right-of-Use Liabilities	31.3	—
Accrued Expenses and Other Liabilities	19.0	20.1
Total Liabilities	680.6	806.5
Shareholders’ Equity:
Common Stock	6.7	6.5
Additional Paid-in Capital	1,819.2	1,666.3
Retained Earnings	1,810.3	1,355.5
Accumulated Other Comprehensive Income	336.1	21.8
Total Shareholders’ Equity	3,972.3	3,050.1
Total Liabilities and Shareholders’ Equity	$4,652.9	$3,856.6

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2019	2018	2017
Net Investment Income	$2.1	$2.5	$3.0
Income from Change in Fair Value of Equity Securities	1.6	1.4	—
Net Realized Gains (Losses) on Sales of Investments	0.3	(0.7)	0.6
Total Revenues	4.0	3.2	3.6
Interest Expense	28.5	37.6	36.6
Loss from Early Extinguishment of Debt	5.8	—	—
Other Operating (Benefits) Expenses	4.0	26.3	(5.1)
Total Operating Expenses	38.3	63.9	31.5
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(34.3)	(60.7)	(27.9)
Income Tax Benefit	9.4	12.2	21.2
Loss before Equity in Net Income of Subsidiaries	(24.9)	(48.5)	(6.7)
Equity in Net Income of Subsidiaries	556.0	238.6	127.6
Net Income	$531.1	$190.1	$120.9
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2019	2018	2017
Net Income	$531.1	$190.1	$120.9
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	433.2	(214.1)	119.5
Securities Held by Parent	0.2	(0.1)	(0.4)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(27.9)	(21.9)	(35.3)
Securities Held by Parent	(0.2)	—	—
Unrealized Holding Gains (Losses)	405.3	(236.1)	83.8
Unrecognized Postretirement Benefit Costs Arising During the Year:
Securities Held by Subsidiaries	(0.6)	—	—
Securities Held by Parent	(4.2)	(8.0)	3.9
Reclassification Adjustments for Amounts Included in Net Income:
Amortization of Unrecognized Postretirement Benefits (Costs)	(3.0)	1.1	(0.6)
Total Reclassification Adjustments for Amounts Included in Net Income	(3.0)	1.1	(0.6)
Net Unrecognized Postretirement Benefit Costs	(7.8)	(6.9)	3.3
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	—	0.3	1.7
Gains (Losses) on Cash Flow Hedge	0.4	1.2	(6.7)
Other Comprehensive Income (Loss) before Income Taxes	397.9	(241.5)	82.1
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	(91.0)	45.0	(38.3)
Securities Held by Parent	—	—	0.1
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	5.8	4.6	12.3
Unrealized Holding Gains and Losses	(85.2)	49.6	(25.9)
Unrecognized Postretirement Benefit Costs Arising During the Year	1.0	1.7	(0.8)
Reclassification Adjustments for Amounts Included in Net Income:
Amortization of Unrecognized Postretirement Benefit Costs	0.7	(0.2)	0.2
Total Reclassification Adjustments for Amounts Included in Net Income	0.7	(0.2)	0.2
Net Unrecognized Postretirement Benefit Costs	1.7	1.5	(0.6)
Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	—	(0.1)	(0.6)
Gains (Losses) on Cash Flow Hedge	(0.1)	(0.3)	2.4
Income Tax Benefit (Expense)	(83.6)	50.7	(24.7)
Other Comprehensive Income (Loss)	314.3	(190.8)	57.4
Total Comprehensive Income (Loss)	$845.4	$(0.7)	$178.3

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net Income	$531.1	$190.1	$120.9
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(556.0)	(238.6)	(127.6)
Cash Dividends from Subsidiaries	239.0	130.4	108.1
Cash Contribution to Defined Benefit Plan	(55.3)	(5.0)	—
Increase in Value of Equity Securities at Fair Value	(1.6)	(1.4)	—
Net Realized (Gains) Losses on Sales of Investments	(0.3)	0.7	(0.6)
Loss from Early Extinguishment of Debt	5.8	—	—
Other, Net	9.8	29.6	0.7
Net Cash Provided by Operating Activities	172.5	105.8	101.5
Investing Activities:
Capital Contributed to Subsidiaries	(83.0)	(20.0)	—
Capital Distribution from Subsidiary	85.0	176.0	—
Sales, Paydowns and Maturities of Fixed Maturities	12.7	(0.2)	45.7
Purchases of Equity Securities	(48.9)	(2.3)	—
Sales of Equity Securities	15.3	67.5	—
Sales of Fair Value Option Investments	—	—	42.2
Purchases of Fair Value Option Investments	—	—	(7.0)
Acquisition of Business	—	(564.6)	—
Change in Short-term Investments	(23.3)	253.4	15.6
Net Cash Provided (Used) by Investing Activities	(42.2)	(90.2)	96.5
Financing Activities:
Notes Payable Proceeds:
Net Proceeds from Issuance of Debt	49.9	249.4	200.2
Repayments of Debt	(185.0)	(215.0)	(360.0)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	127.5	—	—
Cash Dividends Paid	(67.8)	(56.4)	(49.5)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.6	—	—
Cash Exercise of Stock Options	2.4	0.9	4.0
Net Cash Used by Financing Activities	(71.4)	(21.1)	(205.3)
Increase (Decrease) in Cash	58.9	(5.5)	(7.3)
Cash, Beginning of Year	2.9	8.4	15.7
Cash, End of Year	$61.8	$2.9	$8.4

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-4

KEMPER CORPORATION
Schedule II (Continued) - Financial Information of Kemper Corporation
Notes to Financial Information
(Dollars in Millions)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial information of Kemper Corporation (“Kemper” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Kemper’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Statements of Operations as Equity in Net Income of Subsidiaries.
NOTE 2. GUARANTEES
On November 30, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 5.0% Senior Notes due September 19, 2022 of Infinity Property and Casualty Corporation, a wholly owned subsidiary of Kemper.
NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper did not receive any non-cash dividends from subsidiaries nor make any non-cash capital contributions in 2019.
Kemper received non-cash dividends from subsidiaries, in the form of invested assets, of $574 million in 2018. Kemper made non-cash capital contributions, in the form of invested assets, of $350 million in 2018.
NOTE 4. LEASES
Kemper leases certain office space for its current and former corporate headquarters under non-cancelable operating leases.
The following table presents operating lease ROU assets and lease liabilities at December 31, 2019.

DOLLARS IN MILLIONS	2019
Operating Lease Right-of-Use Assets	$18.6
Operating Lease Liabilities	31.3

Supplemental cash flow information related to Kemper’s operating leases for the year-ended December 31, 2019 follows.

DOLLARS IN MILLIONS	2019
Operating Cash Flows from Operating Leases (Fixed Payments)	$1.2
Operating Cash Flows from Operating Leases (Liability Reduction)	1.0
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	7.9

Significant judgments and assumptions for determining lease asset and liability as December 31, 2019 are presented below.

Weighted-average Remaining Lease Term - Operating Leases	13.0 years
Weighted-average Discount Rate - Operating Leases	4.0%

SCH II-5

NOTE 4. LEASES (Continued)
Kemper’s leases do not provide an implicit rate. Accordingly, Kemper uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum operating lease payments at December 31, 2019 were:

DOLLARS IN MILLIONS	Operating Leases
2020	$2.1
2021	3.5
2022	3.7
2023	3.5
2024	2.5
2025 and Thereafter	25.6
Total Future Payments	$40.9
Less Discount	9.6
Present Value of Minimum Lease Payments	$31.3

SCH II-6

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended Dec 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2019
Specialty Property & Casualty Insurance	$3,078.4	$3,211.3	$7.0	$107.5	$2,278.9	$224.9	$330.7	$161.6	$1,551.0	$1,158.0
Preferred Property & Casualty Insurance	750.3	739.3	—	44.1	508.8	120.1	113.2	57.7	388.5	363.4
Life & Health Insurance (1)	643.7	N/A	8.5	206.4	402.7	63.3	270.7	318.4	3,505.3	24.1
Other	—	N/A	20.0	6.3	(2.1)	—	(103.2)	—	27.0	—
Total	$4,472.4	N/A	$35.5	$364.3	$3,188.3	$408.3	$611.4	$537.7	$5,471.8	$1,545.5
2018
Specialty Property & Casualty Insurance	$2,027.4	$2,067.4	$2.4	$63.4	$1,523.8	$202.0	$219.7	$121.4	$1,387.0	$1,025.0
Preferred Property & Casualty Insurance	730.7	748.8	—	61.8	538.4	117.2	108.3	58.4	452.9	374.3
Life & Health Insurance (1)	626.3	N/A	4.0	210.9	404.2	57.9	263.2	290.2	3,496.3	25.0
Other	—	N/A	35.8	4.8	0.1	—	(67.8)	—	30.6	—
Total	$3,384.4	N/A	$42.2	$340.9	$2,466.5	$377.1	$523.4	$470.0	$5,366.8	$1,424.3
2017
Specialty Property & Casualty Insurance	$1,005.7	$1,043.5	$1.1	$39.2	$800.5	$150.2	$14.8
Preferred Property & Casualty Insurance	730.3	726.1	—	58.9	649.5	114.6	103.2
Life & Health Insurance (1)	614.0	N/A	2.6	223.2	387.4	53.5	258.7
Other	—	N/A	0.3	5.9	—	—	(50.7)
Total	$2,350.0	N/A	$4.0	$327.2	$1,837.4	$318.3	$326.0

(1)
The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH III-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2019
Life Insurance in Force	$19,479.9	$411.6	$162.8	$19,231.1	0.8%
Premiums:
Life Insurance	$383.6	$1.2	$0.9	$383.3	0.2%
Accident and Health Insurance	188.5	1.7	5.3	192.1	2.8%
Property and Liability Insurance	3,835.4	24.5	86.1	3,897.0	2.2%
Total Premiums	$4,407.5	$27.4	$92.3	$4,472.4	2.1%
Year Ended December 31, 2018
Life Insurance in Force	$19,435.1	$436.4	$172.7	$19,171.4	0.9%
Premiums:
Life Insurance	$378.2	$1.2	$1.0	$378.0	0.3%
Accident and Health Insurance	174.3	1.7	5.3	177.9	3.0%
Property and Liability Insurance	2,778.3	28.7	78.9	2,828.5	2.8%
Total Premiums	$3,330.8	$31.6	$85.2	$3,384.4	2.5%
Year Ended December 31, 2017
Life Insurance in Force	$19,208.7	$455.2	$184.0	$18,937.5	1.0%
Premiums:
Life Insurance	$366.8	$1.4	$1.1	$366.5	0.3%
Accident and Health Insurance	171.0	1.5	5.4	174.9	3.1%
Property and Liability Insurance	1,757.5	15.3	66.4	1,808.6	3.7%
Total Premiums	$2,295.3	$18.2	$72.9	$2,350.0	3.1%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH IV-1