Form 10-Q
period 2020-03-31
KEMPER Corp
filed 2020-05-07
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
65,250,705 shares of common stock, $0.10 par value, were outstanding as of April 29, 2020.

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
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2019 (the “2019 Annual Report”) as updated by Item 1A. of Part II of this Quarterly Report on Form 10-Q, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate

•
Evolving policies, practices and interpretations by regulators and courts that increase operating costs and potential liabilities, particularly any that involve retroactive application of new requirements, including, but not limited to, state initiatives related to unclaimed property laws or claims handling practices with respect to life insurance policies and the proactive use of death verification databases, and developments related to the novel coronavirus COVID-19 (“COVID-19”);

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

Factors relating to insurance claims and related reserves in the Company’s insurance businesses

•
The incidence, frequency and severity of catastrophes occurring in any particular reporting period or geographic area, including natural disasters, pandemics (including COVID-19) and terrorist attacks or other man-made events;

•	The frequency and severity of insurance claims (including those associated with catastrophe losses);

•
Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the frequency and severity of insurance claims, changes in claims handling procedures and closure patterns, development patterns and the impacts of COVID-19;

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

Caution Regarding Forward-Looking Statements (continued)

•
Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations, pronouncements or decisions by courts or regulators that may govern or influence losses incurred in connection with hurricanes and other catastrophes, including COVID-19;

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

•
Potential difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology could negatively impact the Company’s ability to conduct business. This risk is heightened in the current environment where a vast majority of the Company's employees have shifted to a work from home arrangement;

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

•	The successful formulation and execution of the Company’s plan with regard to corporate strategy and significant operational changes;
Factors relating to the business environment in which Kemper and its subsidiaries operate

•
Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global events such as the global pandemic related to COVID-19, and fluctuating values of particular investments held by the Company;

•	Absolute and relative performance of investments held by the Company;

•	Changes in insurance industry trends and significant industry developments;

•	Changes in consumer trends, including changes in number of miles driven by automobile insurance policyholders, and significant consumer or product developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•
The impact of required participation in state windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies including the impact of COVID-19;

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

Caution Regarding Forward-Looking Statements (continued)
Other risks and uncertainties described from time to time in Kemper’s filings with the SEC
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate including impacts related to COVID-19. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this Quarterly Report on Form 10-Q. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
Revenues:
Earned Premiums	$1,166.4	$1,074.8
Net Investment Income	85.6	82.7
Other Income	90.3	1.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(117.8)	64.4
Net Realized Gains on Sales of Investments	16.5	16.1
Impairment Losses	(12.0)	(3.6)
Total Revenues	1,229.0	1,236.3
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	835.2	765.4
Insurance Expenses	271.6	234.8
Interest and Other Expenses	44.5	41.4
Total Expenses	1,151.3	1,041.6
Income from Continuing Operations before Income Taxes	77.7	194.7
Income Tax Expense	(13.7)	(39.4)
Net Income	$64.0	$155.3
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.96	$2.38
Diluted	$0.95	$2.35
Net Income Per Unrestricted Share:
Basic	$0.96	$2.38
Diluted	$0.95	$2.35

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
Net Income	$64.0	$155.3
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Income	(201.9)	162.8
Credit Losses Recognized in Consolidated Statements of Income	(2.9)	—
Decrease in Net Unrecognized Postretirement Benefit Costs	0.7	0.6
Gain on Cash Flow Hedges	0.1	0.1
Other Comprehensive Income (Loss) Before Income Taxes	(204.0)	163.5
Other Comprehensive Income Tax Benefit (Expense)	42.8	(34.4)
Other Comprehensive Income (Loss)	(161.2)	129.1
Total Comprehensive Income (Loss)	$(97.2)	$284.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2020	Dec 31, 2019
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2020 - $6,667.3; 2019 - $6,372.7, Allowance for Credit Losses: 2020 - $4.6)	$6,998.5	$6,922.1
Equity Securities at Fair Value (Cost: 2020 - $698.0; 2019 - $818.8)	709.8	907.3
Equity Securities at Modified Cost	44.8	41.9
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	226.3	220.4
Convertible Securities at Fair Value	32.8	37.3
Short-term Investments at Cost which Approximates Fair Value	166.7	470.9
Other Investments	760.2	661.5
Total Investments	8,939.1	9,261.4
Cash	301.3	136.8
Receivables from Policyholders (Allowance for Credit Losses: 2020 - $23.1; 2019 - $22.3)	1,219.1	1,117.1
Other Receivables	207.8	219.7
Deferred Policy Acquisition Costs	551.5	537.7
Goodwill	1,114.0	1,114.0
Current Income Tax Assets	17.8	44.7
Other Assets	581.7	557.7
Total Assets	$12,932.3	$12,989.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,500.8	$3,502.0
Property and Casualty	1,941.6	1,969.8
Total Insurance Reserves	5,442.4	5,471.8
Unearned Premiums	1,621.4	1,545.5
Policyholder Contract Liabilities	430.5	309.8
Deferred Income Tax Liabilities	116.0	178.2
Accrued Expenses and Other Liabilities	783.1	733.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2020 - $779.7; 2019 - $820.2)	778.1	778.4
Total Liabilities	9,171.5	9,016.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 65,365,417 Shares Issued and Outstanding at March 31, 2020 and 66,665,888 Shares Issued and Outstanding at December 31, 2019	6.5	6.7
Paid-in Capital	1,788.2	1,819.2
Retained Earnings	1,791.2	1,810.3
Accumulated Other Comprehensive Income	174.9	336.1
Total Shareholders’ Equity	3,760.8	3,972.3
Total Liabilities and Shareholders’ Equity	$12,932.3	$12,989.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
Operating Activities:
Net Income	$64.0	$155.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(13.8)	(29.2)
Amortization of Intangible Assets Acquired	4.7	8.7
Equity in Earnings of Equity Method Limited Liability Investments	(1.8)	(3.6)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	1.1	4.3
Decrease (Increase) in Value of Equity and Convertible Securities at Fair Value	117.8	(64.4)
Amortization of Investment Securities and Depreciation of Investment Real Estate	0.4	1.6
Net Realized Gains on Sales of Investments	(16.5)	(16.1)
Impairment Losses	12.0	3.6
Depreciation and Amortization of Property, Equipment and Software	8.0	3.1
Increase in Receivables	(89.4)	(56.1)
Increase (Decrease) in Insurance Reserves	(29.4)	3.8
Increase in Unearned Premiums	75.9	75.2
Change in Income Taxes	14.7	40.1
Change in Accrued Expenses and Other Liabilities	(76.3)	(42.4)
Other, Net	(9.1)	5.1
Net Cash Provided by Operating Activities	62.3	89.0
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	225.5	402.6
Purchases of Fixed Maturities	(393.9)	(368.4)
Sales of Equity and Convertible Securities	372.1	39.6
Purchases of Equity and Convertible Securities	(290.0)	(207.6)
Acquisition and Improvements of Investment Real Estate	(0.1)	(0.4)
Sales of Investment Real Estate	1.9	—
Sale of and Return of Investment of Equity Method Limited Liability Investments	4.0	7.1
Acquisitions of Equity Method Limited Liability Investments	(9.2)	(18.6)
Decrease (Increase) in Short-term Investments	301.8	(53.3)
Acquisition of Mortgage Loans	(4.6)	—
Paydowns of Mortgage Loans	8.5	—
Increase in Other Investments	(0.4)	(10.6)
Purchases of Corporate-owned Life Insurance	(100.0)	—
Acquisition of Software and Long-lived Assets	(20.1)	(9.3)
Other, Net	(1.5)	(0.8)
Net Cash Provided (Used) by Investing Activities	94.0	(219.7)
Financing Activities:
Proceeds from Policyholder Contract Liabilities	156.6	187.7
Repayment of Policyholder Contract Liabilities	(36.2)	(10.0)
Common Stock Repurchases	(95.9)	—
Dividends and Dividend Equivalents Paid	(20.0)	(16.4)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.0	—
Cash Exercise of Stock Options	2.7	1.3
Net Cash Provided by Financing Activities	8.2	162.6
Increase in Cash	164.5	31.9
Cash, Beginning of Year	136.8	75.1
Cash, End of Period	$301.3	$107.0
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months Ended Mar 31, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income	—	—	—	64.0	—	64.0
Other Comprehensive Loss (Note 8)	—	—	—	—	(161.2)	(161.2)
Cash Dividends and Dividend Equivalents to Shareholders ($0.30 per share)	—	—	—	(20.2)	—	(20.2)
Repurchases of Common Stock	(1.5)	(0.1)	(40.7)	(60.4)	—	(101.2)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.0	—	—	1.0
Equity-based Compensation Cost	—	—	7.3	—	—	7.3
Equity-based Awards, Net of Shares Exchanged	0.2	(0.1)	1.4	(2.5)	—	(1.2)
Balance, March 31, 2020	65.4	$6.5	$1,788.2	$1,791.2	$174.9	$3,760.8

	Three Months Ended Mar 31, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income	—	—	—	155.3	—	155.3
Other Comprehensive Income (Note 8)	—	—	—	—	129.1	129.1
Cash Dividends and Dividend Equivalents to Shareholders ($0.25 per share)	—	—	—	(16.4)	—	(16.4)
Equity-based Compensation Cost	—	—	7.6	—	—	7.6
Equity-based Awards, Net of Shares Exchanged	0.2	—	(0.9)	(4.7)	—	(5.6)
Balance, March 31, 2019	64.9	$6.5	$1,673.0	$1,489.7	$150.9	$3,320.1

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC and include the accounts of Kemper Corporation and its subsidiaries and are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts for company-owned life insurance (“COLI”) have been reclassified from Other Assets to Other Investments to conform to the current presentation.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2019 Annual Report.
Adoption of New Accounting Guidance
Guidance Adopted in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have occurred during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to prior GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down of the amortized cost. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record a reversal of the allowance to income in the current period, which was prohibited prior to the adoption of ASU 2016-13. ASU 2016-13 was adopted a modified retrospective method for financial assets measured at amortized cost as well as receivables from policyholders. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. A prospective transition approach is required for available-for-sale fixed maturity securities that have recognized an other-than-temporary impairment write-down prior to the effective date. The Company adopted the guidance effective January 1, 2020, which resulted in no cumulative-effect adjustment to retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity previously had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized is limited to the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. There was no impact of the adoption of ASU 2017-04.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments, previously addressed by ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2017-12, Targeted Improvements to Derivatives and Hedging Activities, and

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted ASU 2017-12 in the first quarter of 2019. Accordingly, the amendments in ASU 2019-04 related to clarifications on accounting for hedging activities are effective for the Company in the first quarter of 2020. The amendments of ASU 2019-04 related to ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-13, Measurement of Credit Losses on Financial Instruments, are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The impact of the adoption of ASU 2019-04 was not material.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 provides transition relief for entities adopting the credit loss standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that are: (i) within the scope of the credit loss guidance in Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses; (ii) were previously recorded at amortized cost; (iii) are eligible for the fair value option under ASC Topic 825, Financial Instruments; and (iv) are not held to maturity debt. ASU 2019-05 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company did not elect the fair value option upon adoption of ASU 2016-13 for the financial instruments outlined above.
Guidance Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. ASU 2018-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within those annual periods. The amendments in ASU 2018-12 are intended to improve measurement of the liability for future policy benefits related to nonparticipating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs, and enhance presentation and disclosures. The Company is currently evaluating the impact of this guidance on its financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Further, ASU 2019-12 clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its financial statements.
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04, if elected, shall apply to contract modifications if the terms that are modified directly replace, or have the potential to replace, a reference rate with another interest rate index. If other terms are contemporaneously modified in a manner that changes, or has the potential to change, the amount or timing of contractual cash flows, the guidance in ASU 2020-04 shall apply only if those modifications are related to the replacement of a reference rate. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2020 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the exception of ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to Accounting for Long-Duration Contracts, the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after March 31, 2020 to have a material impact on the Company’s financial statements and/or disclosures.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)

Accounting Policies

The following accounting policies have been updated effective January 1, 2020 to reflect the Company's adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as described above.

Investments in Fixed Maturities - Allowance for Expected Credit Losses
For fixed maturity investments that the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery of value, the full amount of the impairment is reported in Impairment Losses.  The Company writes down the investment’s amortized cost to its fair value, and will not adjust for any subsequent recoveries.

For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company will not be required to sell before an anticipated recovery of value, the Company will evaluate whether a decline in fair value below the amortized cost basis has occurred from a credit loss or other factors (non-credit related). Considerations in the credit loss assessment include (1) extent to which the fair value has been less than amortized cost, (2) conditions related to the security, an industry, or a geographic area, (3) payment structure of the investment and the likelihood of the issuer's ability to make contractual cashflows, (4) defaults or other collectability concerns related to the issuer, (5) changes in the ratings assigned by a rating agency and (6) other credit enhancements that affect the investment’s expected performance.
Any increase or decrease in the expected allowance for credit losses related to investments is recognized in Impairment Losses. The expected allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis and is adjusted for any additional expected credit losses or subsequent recoveries.  The amortized cost basis of the investment is not adjusted for the expected allowance for credit loss. The impairment related to other factors (non-credit related) is reported in Other Comprehensive Income, net of applicable taxes.

The Company reports accrued investment income separately for available-for-sale fixed maturity securities and has elected not to measure an allowance for credit losses on accrued investment income. Accrued investment income is written off through impairment losses at the time the issuer of the bond defaults or is expected to default on interest payments.

Receivables from Policyholders - Allowance for Expected Credit Losses
The allowance for credit losses is a valuation account that is deducted from the receivables from policyholders based on the net amount expected to be collected on the insurance contract. Receivables from policyholders are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Management estimates the allowance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience on the receivables from policyholders provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current environmental conditions primarily unemployment rates that could impact an insureds ability to pay premiums and the anticipated impact of COVID-19.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2020 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$700.3	$60.3	$—	$—	$760.6
States and Political Subdivisions	1,400.1	133.0	(4.1)	—	1,529.0
Foreign Governments	7.3	—	(1.2)	(1.1)	5.0
Corporate Securities:
Bonds and Notes	3,697.7	314.4	(74.6)	(3.5)	3,934.0
Redeemable Preferred Stocks	6.8	—	(0.1)	—	6.7
Collateralized Loan Obligations	684.5	0.8	(91.8)	—	593.5
Other Mortgage- and Asset-backed	170.6	7.2	(8.1)	—	169.7
Investments in Fixed Maturities	$6,667.3	$515.7	$(179.9)	$(4.6)	$6,998.5
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2019 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$784.7	$32.5	$(1.3)	$815.9
States and Political Subdivisions	1,386.4	130.5	(1.1)	1,515.8
Foreign Governments	17.2	1.2	(1.6)	16.8
Corporate Securities:
Bonds and Notes	3,465.0	401.8	(7.1)	3,859.7
Redeemable Preferred Stocks	6.8	—	(0.1)	6.7
Collateralized Loan Obligations	624.6	2.1	(8.5)	618.2
Other Mortgage- and Asset-backed	88.0	2.1	(1.1)	89.0
Investments in Fixed Maturities	$6,372.7	$570.2	$(20.8)	$6,922.1

Other Receivables included $7.7 million and $1.0 million of unsettled sales of Investments in Fixed Maturities at March 31, 2020 and December 31, 2019, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $76.2 million and $19.5 million at March 31, 2020 and December 31, 2019, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2020 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$100.3	$98.8
Due after One Year to Five Years	1,059.5	1,050.5
Due after Five Years to Ten Years	1,515.1	1,586.7
Due after Ten Years	2,592.0	2,919.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,400.4	1,343.3
Investments in Fixed Maturities	$6,667.3	$6,998.5

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2020 consisted of securities issued by the Government National Mortgage Association with a fair value of $561.4 million, securities issued by the Federal National Mortgage Association with a fair value of $6.8 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $13.3 million and securities of other non-governmental issuers with a fair value of $761.8 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2020 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
States and Political Subdivisions	66.0	(3.9)	1.6	(0.2)	67.6	(4.1)
Foreign Governments	2.9	(0.5)	2.1	(0.7)	5.0	(1.2)
Corporate Securities:
Bonds and Notes	888.0	(68.7)	30.5	(5.9)	918.5	(74.6)
Redeemable Preferred Stocks	6.7	(0.1)	—	—	6.7	(0.1)
Collateralized Loan Obligations	308.6	(51.0)	253.3	(40.8)	561.9	(91.8)
Other Mortgage- and Asset-backed	76.8	(8.1)	—	—	76.8	(8.1)
Total Fixed Maturities	$1,349.0	$(132.3)	$287.5	$(47.6)	$1,636.5	$(179.9)

At March 31, 2020, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors.
Investment-grade fixed maturity investments comprised $110.7 million and below-investment-grade fixed maturity investments comprised $69.2 million of the unrealized losses on investments in fixed maturities at March 31, 2020. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 17% of the amortized cost basis of the investment.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2019 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$118.5	$(1.3)	$5.1	$—	$123.6	$(1.3)
States and Political Subdivisions	63.0	(0.7)	5.4	(0.4)	68.4	(1.1)
Foreign Governments	1.0	(0.3)	3.1	(1.3)	4.1	(1.6)
Corporate Securities:
Bonds and Notes	160.0	(2.1)	70.7	(5.0)	230.7	(7.1)
Redeemable Preferred Stocks	5.5	(0.1)	—	—	5.5	(0.1)
Collateralized Loan Obligations	95.5	(1.9)	355.6	(6.6)	451.1	(8.5)
Other Mortgage- and Asset-backed	72.8	(1.1)	—	—	72.8	(1.1)
Total Fixed Maturities	$516.3	$(7.5)	$439.9	$(13.3)	$956.2	$(20.8)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2019, were $20.8 million, of which $13.3 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were $0.3 million unrealized losses at December 31, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” There were no unrealized losses at December 31, 2019 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Investment-grade fixed maturity investments comprised $9.1 million and below-investment-grade fixed maturity investments comprised $11.7 million of the unrealized losses on investments in fixed maturities at December 31, 2019. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment. At December 31, 2019, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2019 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
Fixed Maturities - Impairment Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for three months ended March 31, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Allowance for Credit Losses at Beginning of the Year	$—	$—	$—
Impact of Adopting ASU 2016-13	—	—	—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	1.1	3.5	4.6
Allowance for Credit Losses at End of Period	$1.1	$3.5	$4.6

The credit loss impairment charges included in Impairment Losses in the Condensed Consolidated Statement of Income were $4.6 million for the three months ended March 31, 2020.
Equity Securities
Investments in Equity Securities at Fair Value were $709.8 million and $907.3 million at March 31, 2020 and December 31, 2019, respectively. Net unrealized losses arising during the three months ended March 31, 2020 and recognized in earnings, related to such investments still held as of March 31, 2020, were $112.8 million, primarily related to the recent disruption in global financial markets associated with COVID-19.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in the carrying value due to observable transactions. The Company recognized an impairment of $2.0 million on Equity Securities at Modified Cost for the three months ended March 31, 2020 as a result of the Company’s qualitative impairment analysis. The Company has recognized $0.5 million cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $5.0 million of cumulative impairments on Equity Securities at Modified Cost held as of March 31, 2020.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
There were no unsettled sales of Investments in Equity Securities at March 31, 2020 and December 31, 2019. There were no unsettled purchases of Investments in Equity Securities at March 31, 2020 and December 31, 2019.
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at March 31, 2020 is limited to the total carrying value of $226.3 million. In addition, the Company had outstanding commitments totaling approximately $89.5 million to fund Equity Method Limited Liability Investments at March 31, 2020. At March 31, 2020, no Equity Method Limited Liability Investments were reported without a reporting lag. 8.6% of the total carrying value were reported with a one month lag and the remainder were reported with more than a one month lag.
Other Investments
The carrying values of the Company’s Other Investments at March 31, 2020 and December 31, 2019 were:

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Company-Owned Life Insurance	$320.4	$217.0
Loans to Policyholders at Unpaid Principal	307.1	305.6
Real Estate at Depreciated Cost	108.6	111.4
Mortgage Loans and Other	24.1	27.5
Total	$760.2	$661.5

Net Investment Income
Net Investment Income for the three months ended March 31, 2020 and 2019 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Investment Income:
Interest on Fixed Income Securities	$71.0	$76.4
Dividends on Equity Securities Excluding Alternative Investments	4.3	2.5
Alternative Investments:
Equity Method Limited Liability Investments	1.8	(3.6)
Limited Liability Investments Included in Equity Securities	3.8	2.6
Total Alternative Investments	5.6	(1.0)
Short-term Investments	1.6	1.8
Loans to Policyholders	5.6	5.3
Real Estate	2.5	2.5
Other	4.2	—
Total Investment Income	94.8	87.5
Investment Expenses:
Real Estate	2.6	2.4
Other Investment Expenses	6.6	2.4
Total Investment Expenses	9.2	4.8
Net Investment Income	$85.6	$82.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Gross gains and losses on sales of investments in fixed maturities for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Fixed Maturities:
Gains on Sales	$15.9	$15.1
Losses on Sales	(1.1)	(2.6)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2020 and 2019 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,969.8	$1,874.9
Less Reinsurance Recoverables at Beginning of Year	65.6	101.9
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,904.2	1,773.0
Incurred Losses and LAE Related to:
Current Year	738.1	687.6
Prior Years	0.9	(21.4)
Total Incurred Losses and LAE	739.0	666.2
Paid Losses and LAE Related to:
Current Year	257.0	223.5
Prior Years	505.8	445.4
Total Paid Losses and LAE	762.8	668.9
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,880.4	1,770.3
Plus Reinsurance Recoverables at End of Period	61.2	98.4
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,941.6	$1,868.7

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
For the three months ended March 31, 2020, the Company increased its property and casualty insurance reserves by $0.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal automobile insurance loss and LAE reserves developed adversely by $18.0 million due primarily to the emergence of more adverse loss patterns than expected. Commercial automobile insurance loss and LAE reserves developed favorably by $12.5 million due primarily to the emergence of more favorable loss patterns than expected for commercial automobile liability insurance. Preferred Personal automobile insurance loss and LAE reserves developed adversely by $2.1 million due primarily to the emergence of more adverse loss patterns than expected. Homeowners loss and LAE reserves developed favorably by $5.0 million primarily due to the emergence of more favorable loss patterns than expected. Other personal lines loss and LAE reserves developed favorably by $1.8 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.
For the three months ended March 31, 2019, the Company decreased its property and casualty insurance reserves by $21.4 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal automobile
Note 3 - Property and Casualty Insurance Reserves (continued)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

insurance loss and LAE reserves developed favorably by $14.3 million due primarily to the emergence of favorable loss patterns for liability insurance related to the 2018 accident year and, to a lesser extent the 2016 and 2015 accident years. Commercial automobile loss and LAE reserves developed favorably by $3.8 million due primarily to the emergence of favorable loss patterns for liability insurance related to the 2018 accident year. Preferred Personal automobile insurance loss and LAE reserves developed favorably by $1.3 million due primarily to the emergence of favorable loss patterns for liability insurance related to 2018 and 2017 accident years. Other personal lines loss and LAE reserves developed favorably by $1.8 million due primarily to the emergence of more favorable loss patterns than expected for the 2017, 2016 and 2015 accident years.
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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents a rollforward of the receivables from policyholders, net of the allowance for expected credit losses including the changes in the allowance for expected credit losses for the three months ended March 31, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,117.1	$22.3
Current Period Change for Expected Credit Losses		11.9
Write-offs of Uncollectible Receivables from Policyholders		(11.1)
Balance at End of Period	$1,219.1	$23.1

Note 4 - Policyholder Contract Liabilities
Policyholder Contract Liabilities at March 31, 2020 and December 31, 2019 were as follows:

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
FHLB Funding Agreements	$364.2	$243.4
Other	66.3	66.4
Total	$430.5	$309.8

Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the three months ended March 31, 2020, United Insurance received advances of $156.2 million from the FHLB of Chicago and made repayments of $35.4 million under the spread lending program.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Policyholder Contract Liabilities (continued)
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at March 31, 2020 and December 31, 2019 is presented below.

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Liability under Funding Agreements	$364.2	$243.4
Fair Value of Collateral Pledged	$461.3	$287.8
FHLB of Chicago Common Stock Owned at Cost	$8.1	$4.9

Note 5 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.1 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either March 31, 2020 or December 31, 2019.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at March 31, 2020 and December 31, 2019 was:

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Term Loan due July 5, 2023	49.9	49.9
5.0% Senior Notes due September 19, 2022	279.6	279.9
4.35% Senior Notes due February 15, 2025	448.6	448.6
Total Long-term Debt Outstanding	$778.1	$778.4

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
4.35% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of March 31, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $7.5 million for the three months ended March 31, 2020. Interest paid, including facility fees, was $17.1 million for the three months ended March 31, 2020. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $11.5 million for the three months ended March 31, 2019. Interest paid, including facility fees, was $19.8 million for the three months ended March 31, 2019.
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
The following table presents operating lease right-of-use assets and lease liabilities.

DOLLARS IN MILLIONS	Mar 31, 2020	Dec 31, 2019
Operating Lease Right-of-Use Assets	$82.2	$75.6
Operating Lease Liabilities	100.4	93.2

Lease expenses are primarily included in insurance expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.1	$0.2
Operating Lease Cost	5.6	5.7
Short-Term Lease Cost (1)	—	0.1
Total Expense	5.7	6.0
Less: Sublease Income (2)	—	0.1
Total Lease Cost	$5.7	$5.9
(1) - Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Condensed Consolidated Statements of Income.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Leases (continued)
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Operating Cash Flows from Operating Lease (Fixed Payments)	$5.3	$5.2
Operating Cash Flows from Operating Lease (Liability Reduction)	4.7	4.7
Financing Cash Flows from Finance Leases	0.1	0.2
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	11.3	9.1
Significant judgments and assumptions for determining lease asset and liability at March 31, 2020 are presented below.

Weighted-average Remaining Lease Term - Finance Leases	1.4 years
Weighted-average Remaining Lease Term - Operating Leases	7.0 years
Weighted-average Discount Rate - Finance Leases	4.0%
Weighted-average Discount Rate - Operating Leases	3.8%

Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum lease payments under finance and operating leases at March 31, 2020 are presented below.

(Dollars in Millions)	Finance Leases	Operating Leases
Remainder of 2020	$0.2	$16.1
2021	0.2	20.5
2022	—	18.9
2023	—	16.7
2024	—	11.0
2025 and Thereafter	—	32.3
Total Future Payments	$0.4	$115.5
Less Imputed Interest	—	15.1
Present Value of Minimum Lease Payments	$0.4	$100.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Leases (continued)
Future minimum lease payments under finance and operating leases at December 31, 2019 are presented below.

(Dollars in Millions)	Finance Leases	Operating Leases
2020	$0.3	$20.5
2021	0.2	19.3
2022	—	17.0
2023	—	14.7
2024	—	8.3
2025 and Thereafter	—	28.1
Total Future Payments	$0.5	$107.9
Less Imputed Interest	—	14.7
Present Value of Minimum Lease Payments	$0.5	$93.2

Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2020 and 2019 is presented below.

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
(Dollars in Millions)
Income from Continuing Operations	$64.0	$155.3
Less Income from Continuing Operations Attributed to Participating Awards	0.1	0.7
Income from Continuing Operations Attributed to Unrestricted Shares	63.9	154.6
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$63.9	$154.6
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	66,515.9	64,815.0
Equity-based Compensation Equivalent Shares	458.3	791.0
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,974.2	65,606.0
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.96	$2.38
Diluted Income from Continuing Operations Per Unrestricted Share	$0.95	$2.35

The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2020 and 2019, because the effect of inclusion would be anti-dilutive, is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2020	Mar 31, 2019
Equity-based Compensation Equivalent Shares	828.9	574.5
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	828.9	574.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) on Investment Securities Arising During the Period Before Reclassification Adjustment with:
No Credit Losses Recognized in Consolidated Statements of Income	$(198.0)	$175.3
Credit Losses Recognized in Consolidated Statements of Income	(2.9)	—
Reclassification Adjustment for Amounts Included in Net Income	(3.9)	(12.5)
Unrealized Holding Gains (Losses)	(204.8)	162.8
Foreign Currency Translation Adjustments	—	—
Net Unrecognized Postretirement Benefit Costs	0.7	0.6
Gain (Loss) on Cash Flow Hedges	0.1	0.1
Other Comprehensive Income (Loss) Before Income Taxes	$(204.0)	$163.5

The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains (Losses) on Investment Securities Arising During the Period Before Reclassification Adjustment with:
No Credit Losses Recognized in Consolidated Statements of Income	$41.6	$(36.8)
Credit Losses Recognized in Consolidated Statements of Income	0.6	—
Reclassification Adjustment for Amounts Included in Net Income	0.8	2.6
Unrealized Holding Gains (Losses)	43.0	(34.2)
Foreign Currency Translation Adjustments	—	—
Net Unrecognized Postretirement Benefit Costs	(0.2)	(0.2)
Gain and Loss on Cash Flow Hedges	—	—
Other Comprehensive Income Tax Benefit (Expense)	$42.8	$(34.4)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of AOCI at March 31, 2020 and December 31, 2019 were:

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Net Unrealized Gains on Investments, Net of Income Taxes:
No Credit Losses Recognized in Consolidated Statements of Income	$275.3	$439.4
Credit Losses Recognized in Consolidated Statements of Income	2.3	—
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(100.1)	(100.6)
Loss on Cash Flow Hedges, Net of Income Taxes	(2.6)	(2.7)
Accumulated Other Comprehensive Income	$174.9	$336.1

Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$15.9	$16.1
Impairment Losses	(12.0)	(3.6)
Total Before Income Taxes	3.9	12.5
Income Tax Expense	(0.8)	(2.6)
Reclassification from AOCI, Net of Income Taxes	3.1	9.9
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(0.7)	0.6
Income Tax Benefit (Expense)	0.1	(0.2)
Reclassification from AOCI, Net of Income Taxes	(0.6)	0.4
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.1)	0.1
Income Tax Benefit	—	—
Reclassification from AOCI, Net of Income Taxes	(0.1)	0.1
Total Reclassification from AOCI to Net Income	$2.4	$10.4

Note 9 - Stockholders’ Equity
Common Stock Repurchase
During the three months ended March 31, 2020, Kemper repurchased and retired 1.5 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $101.2 million and average cost per share of $67.98. Of the total shares repurchased, approximately 925,000 were repurchased under a trading plan that was executed by Kemper under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and that was in effect through April 1, 2020.
Employee Stock Purchase Plan
During the second quarter of 2019, Kemper’s stockholders approved the adoption of the Kemper Employee Stock Purchase Plan (“ESPP”) and the reservation of 1,300,000 shares of Kemper’s common stock for issuance under the ESPP. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to purchase shares of common stock at a discounted price through payroll deductions with the goal of enhancing employees’ sense of participation in the Company and further align employee interests with those of Kemper’s shareholders.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Stockholders’ Equity
Under the ESPP, eligible employees may purchase shares of Kemper common stock through payroll deductions of between 1% and 10% of after-tax compensation each pay period, with a maximum participation of $25,000 annually. The shares are purchased at the end of each three-month offering period at a 15% discount from the closing market price as reported on the New York Stock Exchange on the last trading day of the offering period. The Company issued 13,214 shares under the plan on March 31, 2020 at a discounted price of $63.21 per share. Compensation costs charged against income were $0.1 million for the three months ended March 31, 2020.
Note 10 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns resulting from an election to update interest rates used to compute the tax basis of reserves on life insurance contracts issued prior to 2018, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, and 2016 has been extended to December 31, 2020.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
There were no unrecognized tax benefits at March 31, 2020 and December 31, 2019. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Income taxes paid, net of refunds received, were less than $0.1 million for the three months ended March 31, 2020 and 2019.
Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 8,650 participants and beneficiaries, of which 1,250 are active employees. Effective January 1, 2006 the Pension Plan was closed to

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

new hires, and effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The components of Pension Income for the Pension Plan for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Interest Cost on Projected Benefit Obligation	$4.5	$5.5
Expected Return on Plan Assets	(7.3)	(7.6)
Amortization of Net Actuarial Loss	1.5	0.7
Total Pension Benefit Recognized	$(1.3)	$(1.4)

The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 650 retired and 520 active employees.
The components of OPEB benefits for the OPEB Plans for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Service Cost	$0.1	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.1
Amortization of Prior Service Credit	(0.3)	(0.3)
Amortization of Net Gain	(0.5)	(0.5)
Total OPEB Benefit Recognized	$(0.6)	$(0.6)

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
Earned Premiums by product line for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Specialty Property & Casualty Insurance:
Specialty Automobile	$753.2	$669.6
Commercial Automobile	69.3	59.7
Preferred Property & Casualty Insurance:
Personal Automobile	114.9	115.4
Homeowners	56.8	60.3
Other Personal Lines	9.2	9.9
Life & Health Insurance:
Life	97.2	95.8
Accident and Health	49.4	46.9
Property	16.4	17.2
Total Earned Premiums	$1,166.4	$1,074.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$822.5	$729.3
Net Investment Income	28.8	21.5
Other Income	0.9	0.8
Total Specialty Property & Casualty Insurance	852.2	751.6
Preferred Property & Casualty Insurance:
Earned Premiums	180.9	185.6
Net Investment Income	9.7	8.3
Total Preferred Property & Casualty Insurance	190.6	193.9
Life & Health Insurance:
Earned Premiums	163.0	159.9
Net Investment Income	51.0	51.7
Other Income	0.1	1.1
Total Life & Health Insurance	214.1	212.7
Total Segment Revenues	1,256.9	1,158.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(117.8)	64.4
Net Realized Gains on Sales of Investments	16.5	16.1
Impairment Losses	(12.0)	(3.6)
Other	85.4	1.2
Total Revenues	$1,229.0	$1,236.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the three months ended March 31, 2020 and 2019 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Segment Operating Profit:
Specialty Property & Casualty Insurance	$75.0	$99.4
Preferred Property & Casualty Insurance	23.0	3.3
Life & Health Insurance	26.5	29.3
Total Segment Operating Profit	124.5	132.0
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	89.4	—
Other	(11.1)	(8.6)
Corporate and Other Operating Profit (Loss)	78.3	(8.6)
Adjusted Consolidated Operating Profit	202.8	123.4
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(117.8)	64.4
Net Realized Gains on Sales of Investments	16.5	16.1
Impairment Losses	(12.0)	(3.6)
Acquisition Related Transaction, Integration and Other Costs	(11.8)	(5.6)
Income from Continuing Operations before Income Taxes	$77.7	$194.7

Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the three months ended March 31, 2020 and 2019 was:

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2020	Mar 31, 2019
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$60.1	$79.6
Preferred Property & Casualty Insurance	18.4	2.8
Life & Health Insurance	22.3	23.1
Total Segment Net Operating Income	100.8	105.5
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	70.6	—
Other	(8.5)	(6.6)
Total Corporate and Other Net Operating Income (Loss)	62.1	(6.6)
Adjusted Consolidated Net Operating Income	162.9	98.9
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(93.1)	50.9
Net Realized Gains on Sales of Investments	13.0	12.7
Impairment Losses	(9.5)	(2.8)
Acquisition Related Transaction, Integration and Other Costs	(9.3)	(4.4)
Income from Continuing Operations	$64.0	$155.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheet at March 31, 2020 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$151.3	$609.3	$—	$—	$760.6
States and Political Subdivisions	—	1,528.3	0.7	—	1,529.0
Foreign Governments	—	5.0	—	—	5.0
Corporate Securities:
Bonds and Notes	—	3,543.4	390.6	—	3,934.0
Redeemable Preferred Stock	—	—	6.7	—	6.7
Collateralized Loan Obligations	—	515.6	77.9	—	593.5
Other Mortgage- and Asset-backed	—	160.3	9.4	—	169.7
Total Investments in Fixed Maturities	151.3	6,361.9	485.3	—	6,998.5
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	38.6	—	—	38.6
Other Industries	0.8	11.4	—	—	12.2
Common Stocks:
Finance, Insurance and Real Estate	9.0	—	—	—	9.0
Other Industries	0.1	0.1	—	—	0.2
Other Equity Interests:
Exchange Traded Funds	374.7	—	—	—	374.7
Limited Liability Companies and Limited Partnerships	—	—	—	275.1	275.1
Total Investments in Equity Securities at Fair Value	384.6	50.1	—	275.1	709.8
Convertible Securities at Fair Value	—	32.8	—	—	32.8
Total	$535.9	$6,444.8	$485.3	$275.1	$7,741.1

At March 31, 2020, the Company had unfunded commitments to invest an additional $144.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2019 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$144.3	$671.6	$—	$—	$815.9
States and Political Subdivisions	—	1,515.8	—	—	1,515.8
Foreign Governments	—	16.8	—	—	16.8
Corporate Securities:
Bonds and Notes	—	3,450.6	409.1	—	3,859.7
Redeemable Preferred Stocks	—	—	6.7	—	6.7
Collateralized Loan Obligations	—	—	618.2	—	618.2
Other Mortgage- and Asset-backed	—	78.8	10.2	—	89.0
Total Investments in Fixed Maturities	144.3	5,733.6	1,044.2	—	6,922.1
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	44.5	—	—	44.5
Other Industries	0.9	13.8	—	—	14.7
Common Stocks:
Finance, Insurance and Real Estate	12.8	—	—	—	12.8
Other Industries	0.2	0.2	—	—	0.4
Other Equity Interests:
Exchange Traded Funds	586.8	—	—	—	586.8
Limited Liability Companies and Limited Partnerships	—	—	—	248.1	248.1
Total Investments in Equity Securities at Fair Value	600.7	58.5	—	248.1	907.3
Convertible Securities at Fair Value	—	37.3	—	—	37.3
Total	$745.0	$5,829.4	$1,044.2	$248.1	$7,866.7

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at March 31, 2020.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$186.0	2.4%	-	10.0%	4.3%
Non-investment-grade:
Senior Debt	Market Yield	118.0	2.4	-	20.3	10.9
Junior Debt	Market Yield	77.5	8.9	-	20.5	14.6
Collateralized Loan Obligations (investment grade and non-investment grade)	Market Yield	77.9	2.9	-	20.1	7.3
Other	Various	25.9
Total Level 3 Fixed Maturity Investments		$485.3

The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2019.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$204.2	2.4%	-	8.5%	4.1%
Non-investment-grade:
Senior Debt	Market Yield	123.7	2.4	-	21.5	9.1
Junior Debt	Market Yield	81.3	9.6	-	18.0	13.1
Collateralized Loan Obligations (investment grade and non-investment grade)	Market Yield	613.5	3.2	-	12.5	5.1
Other	Various	21.5
Total Level 3 Fixed Maturity Investments		$1,044.2

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2020 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$409.1	$—	$6.7	$618.2	$10.2	$1,044.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(2.7)	—	—	(0.3)	—	(3.0)
Included in Other Comprehensive Income (Loss)	(24.8)	0.1	—	(9.5)	(0.6)	(34.8)
Purchases	27.2	0.6	—	53.6	—	81.4
Settlements	—	—	—	—	—	—
Sales	(18.2)	—	—	(26.4)	(0.2)	(44.8)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	(557.7)	—	(557.7)
Balance at End of Period	$390.6	$0.7	$6.7	$77.9	$9.4	$485.3

There was $557.7 million in transfers out of Level 3 for the three months ended March 31, 2020. The transfers out of Level 3 were due to primarily to changes in the availability of market observable inputs due to change in pricing provider.
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

There were no transfers out of Level 3 were for the three months ended March 31, 2019. The transfers into Level 3 were due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	March 31, 2020		December 31, 2019
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$307.1	$734.8	$305.6	$612.4
Short-term Investments	166.7	166.7	470.9	470.9
Mortgage Loans	24.1	24.1	27.5	27.5
Financial Liabilities:
Debt	$778.1	$779.7	$778.4	$820.2
Policyholder Contract Liabilities	364.2	364.2	243.4	243.4

The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value measurement of Mortgage Loans is estimated using inputs that are considered Level 2 measurements. The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Contract Liabilities consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

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
Gain Contingency
In 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”) against Computer Sciences Corporation (“CSC”), claiming that CSC had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. In April 2017, CSC merged with a spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company and is now known as DXC Technology Company.

In April 2017, the parties participated in an evidentiary hearing before a AAA-appointed arbitrator. Subsequently, in October 2017, the arbitrator issued a Partial Final Award finding that CSC had breached the Agreements and awarded KCSI direct damages plus pre-judgment interest. KCSI then submitted a supplemental petition providing pre-judgment interest calculations and seeking an award for certain costs and expenses. In November 2017, the arbitrator issued a Final Award awarding KCSI direct damages against CSC of $84.3 million, prejudgment interest at the annual rate of 9% and costs and expenses in the amount of $7.2 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Contingencies (continued)

KCSI pursued confirmation and enforcement of the Final Award in U.S. District Court in Texas. In September 2018, the Texas district court issued an Amended Final Judgment that (i) confirmed the Arbitration Award in favor of KCSI, (ii) denied CSC’s motion to vacate, and (iii) entered judgment against CSC in the total amount of $141.7 million. CSC appealed the district court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. On January 10, 2020, the Fifth Circuit Court of Appeals issued a unanimous opinion affirming the district court’s ruling in favor of KCSI.

During the pendency of the district court and appellate proceedings, CSC paid Kemper $35.7 million in September 2018 and an additional $20.1 million in April 2019 in partial satisfaction of the final judgment. The Company recognized such payments in Other Income in its Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2019, respectively. In February 2020, following the Fifth Circuit Court of Appeals’ ruling denying CSC’s appeal, Kemper received $89.4 million in satisfaction of the remaining balance due on the judgment. The Company recognized such payment in Other Income in its Condensed Consolidated Statement of Income for the three months ended March 31, 2020.

Note 15 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $123.0 million in assets managed by FS&C at March 31, 2020 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 16 - Subsequent Events
Beginning in March 2020, governments worldwide enacted emergency measures to combat the spread of COVID-19. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, caused material disruption to businesses globally resulting in an economic slowdown. As a result, global markets continue to experience significant volatility and weakness.
The Company announced that, as part of its response to the COVID-19 pandemic, personal automobile policyholders who have a policy in force as of April 30, 2020 will be credited 15% of their April 2020 premiums in May 2020, and personal automobile policyholders with a policy in force as of May 31, 2020 will be credited 15% of their May 2020 premiums in June 2020. The two premium credits will total approximately $100 million and are subject to approval from regulators. The credits will be applied directly to the policyholder's policy. If a policyholder has paid in full, the policyholder will receive a refund of the credited amounts.
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of an additional $200 million of Kemper’s common stock, in addition to $133 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333 million as of May 6, 2020.  The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $64.0 million ($0.96 per unrestricted common share) for the three months ended March 31, 2020, compared to $155.3 million ($2.38 per unrestricted common share) for the same period in 2019.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company's results of operations. For the three months ended March 31, 2020, the Company's insurance expense included net pre-tax charges of $4.2 million associated with COVID-19 and related economic conditions. The Company also incurred net realized investment losses driven by the impact of changes in fair value on the Company's equity investments, attributable to the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1and Item 1A., Risk Factors, of Part II of this Quarterly Report on Form 10-Q and in Part I of the 2019 Annual Report.

The Company announced that, as part of its response to the COVID-19 pandemic, personal automobile policyholders who have a policy in force as of April 30 will be credited 15% of their April premiums in May, and personal automobile policyholders with a policy in force as of May 31 will be credited 15% of their May premiums in June. The two premium credits will total approximately $100 million and are subject to approval from regulators. The credits will be applied directly to the policyholder's policy. If a policyholder has paid in full, the policyholder will receive a refund of the credited amounts.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the three months ended March 31, 2020 and 2019 is presented below.

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2020	Mar 31, 2019	Increase (Decrease)
Net Income	$64.0	$155.3	$(91.3)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(93.1)	50.9	(144.0)
Net Realized Gains on Sales of Investments	13.0	12.7	0.3
Impairment Losses	(9.5)	(2.8)	(6.7)
Acquisition Related Transaction, Integration and Other Costs	(9.3)	(4.4)	(4.9)
Adjusted Consolidated Net Operating Income	$162.9	$98.9	$64.0

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Specialty Property & Casualty Insurance	$60.1	$79.6	$(19.5)
Preferred Property & Casualty Insurance	18.4	2.8	15.6
Life & Health Insurance	22.3	23.1	(0.8)
Total Segment Net Operating Income	100.8	105.5	(4.7)
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	70.6	—	70.6
Other	(8.5)	(6.6)	(1.9)
Corporate and Other Net Operating Income (Loss)	62.1	(6.6)	68.7
Adjusted Consolidated Net Operating Income	$162.9	$98.9	$64.0

Summary of Results (continued)
Net Income
Net Income decreased by $91.3 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to lower investment results, higher net impairment losses and higher acquisition related transaction, integration and other costs. Adjusted Consolidated Net Operating Income increased by $64.0 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to higher Corporate and Other Net Operating Income and Preferred Property & Casualty Insurance Net Operating Income, partially offset by lower Specialty Property & Casualty Insurance Net Operating Income. Specialty Property & Casualty Insurance segment net operating income decreased by $19.5 million driven primarily by adverse prior year development. See MD&A, “Specialty Property & Casualty Insurance,” for additional discussion of the segment’s results. Corporate and Other Net Operating Income increased due primarily to a gain recognized for the partial satisfaction of a final judgment against CSC. The Company’s investment results were adversely impacted in 2020, compared to 2019, by a $144.0 million after-tax decrease from the change in fair value of the equity and convertible securities and a $6.7 million after-tax decrease from impairment losses, partially offset by $0.3 million after-tax increase from net realized gains on sales of investments. See MD&A, “Investment Results,” for additional discussion.
Revenues
Earned Premiums were $1,166.4 million for the three months ended March 31, 2020, compared to $1,074.8 million for the same period in 2019, an increase of $91.6 million. Earned Premiums for the three months ended March 31, 2020 increased by $93.2 million and $3.1 million in the Specialty Property & Casualty Insurance and Life & Health Insurance segment, respectively, partially offset by $4.7 million decrease in the Preferred Property & Casualty Insurance segment. See MD&A, “Specialty Property & Casualty Insurance,” “Preferred Property & Casualty Insurance,” and “Life & Health Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $2.9 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to a higher rate of return on Equity Securities and Alternative Investments, partially offset by higher Other Investment Expenses. Net Investment Income from Alternative Investments related to Equity Method Limited Liability Investments increased by $5.4 million. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost increased by $1.2 million for the three months ended March 31, 2020, compared to the same period in 2019.
Other Income was $90.3 million for the three months ended March 31, 2020, compared to $1.9 million for the same period in 2019. Other Income for the three months ended March 31, 2020 includes a gain of $89.4 million related to the satisfaction of a final judgment against CSC. See Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements.
Net Realized Gains on Sales of Investments were $16.5 million for the three months ended March 31, 2020, compared to $16.1 million for the same period in 2019.
Impairment Losses were $12.0 million for the three months ended March 31, 2020, compared to $3.6 million for the same period in 2019.
See MD&A, “Investment Results,” under the sub-captions “Net Realized Gains on Sales of Investments” and “Impairment Losses” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.

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
Adjusted Consolidated Net Operating Income
Adjusted Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of:

(i)	Income (Loss) from Change in Fair Value of Equity and Convertible Securities;

(ii)	Net Realized Gains on Sales of Investments;

(iii)	Impairment Losses;

(iv)	Acquisition Related Transaction, Integration and Other Costs;

(v)	Loss from Early Extinguishment of Debt; and

(vi)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the three months ended March 31, 2020 or 2019.
The Company believes that Adjusted Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Loss from Early Extinguishment of Debt is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process. Acquisition Related Transaction, Integration Costs, and Other may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Net Premiums Written	$911.2	$809.1
Earned Premiums	$822.5	$729.3
Net Investment Income	28.8	21.5
Other Income	0.9	0.8
Total Revenues	852.2	751.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	619.8	544.3
Catastrophe Losses and LAE	0.2	0.6
Prior Years:
Non-catastrophe Losses and LAE	5.3	(18.3)
Catastrophe Losses and LAE	0.2	0.2
Total Incurred Losses and LAE	625.5	526.8
Insurance Expenses	152.1	124.8
Other Expenses	(0.4)	0.6
Operating Profit	75.0	99.4
Income Tax Expense	(14.9)	(19.8)
Segment Net Operating Income	$60.1	$79.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.4%	74.6%
Current Year Catastrophe Losses and LAE Ratio	—	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	(2.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	76.0	72.2
Insurance Expense Ratio	18.5	17.1
Combined Ratio	94.5%	89.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	75.4%	74.6%
Insurance Expense Ratio	18.5	17.1
Underlying Combined Ratio	93.9%	91.7%
Non-GAAP Measure Reconciliation
Combined Ratio	94.5%	89.3%
Less:
Current Year Catastrophe Losses and LAE Ratio	—	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	(2.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—
Underlying Combined Ratio	93.9%	91.7%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Insurance Reserves:
Non-Standard Automobile	$1,326.3	$1,321.9
Commercial Automobile	215.1	229.1
Insurance Reserves	$1,541.4	$1,551.0
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$716.0	$730.0
Incurred But Not Reported	679.1	672.2
Total Loss and LAE Reserves	1,395.1	1,402.2
Unallocated LAE Reserves	146.3	148.8
Insurance Reserves	$1,541.4	$1,551.0
See MD&A, “Critical Accounting Estimates,” of the 2019 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $60.1 million for the three months ended March 31, 2020, compared to $79.6 million for the same period in 2019. Segment Net Operating Income decreased by $19.5 million driven primarily by higher incurred losses and LAE and insurance expenses, partially offset by higher earned premiums.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $93.2 million for the three months ended March 31, 2020, compared to the same period in 2019, due to higher volume in earned premiums of $105.2 million, partially offset by lower average earned premium of $12.0 million. Both of the segment’s product lines had higher volume, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance, which had a volume increase of $95.2 million. Both of the segment’s product lines experienced a decrease from lower average earned premium, although the overall impact on Earned Premiums was driven primarily by specialty personal automobile insurance which had a decrease from lower average earned premium of $11.6 million.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $7.3 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to a higher rate of return on Equity Securities and Alternative Investments, partially offset by lower yields on fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 75.4% in 2020, a deterioration of 0.8 percentage points, compared to 2019, driven primarily by higher underlying losses as a percentage of earned premiums in specialty personal automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $0.2 million in 2020, compared to $0.6 million in 2019, an improvement of $0.4 million. Adverse loss and LAE reserve development (including catastrophe reserve development) was $5.5 million in 2020, compared to favorable development of $18.1 million in 2019.
Insurance expenses were $152.1 million, or 18.5% of earned premiums, in 2020, a deterioration of 1.4 percentage points compared to 2019, driven primarily by specialty personal automobile insurance.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Net Premiums Written	$830.3	$742.2
Earned Premiums	$753.2	$669.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$576.0	$498.8
Catastrophe Losses and LAE	0.2	0.5
Prior Years:
Non-catastrophe Losses and LAE	17.8	(14.4)
Catastrophe Losses and LAE	0.2	0.1
Total Incurred Losses and LAE	$594.2	$485.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	76.5%	74.5%
Current Year Catastrophe Losses and LAE Ratio	—	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	2.4	(2.2)
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	78.9%	72.4%
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned Premiums on specialty personal automobile insurance increased by $83.6 million for the three months ended March 31, 2020, compared to the same period in 2019, due to higher volume in earned premiums of $95.2 million, partially offset by lower average earned premium of $11.6 million. Incurred losses and LAE were $594.2 million, or 78.9% of earned premiums in 2020, compared to $485.0 million, or 72.4% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 76.5% in 2020, compared to 74.5% in 2019. Catastrophe losses and LAE (excluding reserve development) were $0.2 million in 2020, compared to $0.5 million in 2019. Loss and LAE reserve development was adverse by $18.0 million in 2020, compared to $14.3 million favorable development in 2019.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Net Premiums Written	$80.9	$66.9
Earned Premiums	$69.3	$59.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$43.8	$45.5
Catastrophe Losses and LAE	—	0.1
Prior Years:
Non-catastrophe Losses and LAE	(12.5)	(3.9)
Catastrophe Losses and LAE	—	0.1
Total Incurred Losses and LAE	$31.3	$41.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	63.2%	76.1%
Current Year Catastrophe Losses and LAE Ratio	—	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(18.0)	(6.5)
Prior Years Catastrophe Losses and LAE Ratio	—	0.2
Total Incurred Loss and LAE Ratio	45.2%	70.0%
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned Premiums on commercial automobile insurance increased by $9.6 million for the three months ended March 31, 2020, compared to the same period in 2019, due to higher volume in earned premiums of $10.0 million, partially offset by lower average earned premium of $0.4 million. Incurred losses and LAE were $31.3 million, or 45.2% of earned premiums in 2020, compared to $41.8 million, or 70.0% of earned premiums in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower underlying losses and LAE as a percentage of earned premiums as well as favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 63.2% in 2020, compared to 76.1% in 2019, an improvement of 12.9 percentage points driven primarily by lower underlying losses as a percentage of earned premiums in commercial automobile insurance. Favorable loss and LAE reserve development was $12.5 million in 2020, compared to $3.8 million in 2019.
Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Net Premiums Written	$164.1	$179.6
Earned Premiums	$180.9	$185.6
Net Investment Income	9.7	8.3
Total Revenues	190.6	193.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	108.5	120.8
Catastrophe Losses and LAE	4.8	16.6
Prior Years:
Non-catastrophe Losses and LAE	(3.3)	(5.1)
Catastrophe Losses and LAE	(1.1)	1.0
Total Incurred Losses and LAE	108.9	133.3
Insurance Expenses	58.7	57.3
Operating Profit	23.0	3.3
Income Tax Expense	(4.6)	(0.5)
Segment Net Operating Income	$18.4	$2.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	59.9%	65.1%
Current Year Catastrophe Losses and LAE Ratio	2.7	8.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	(2.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	0.5
Total Incurred Loss and LAE Ratio	60.2	71.8
Insurance Expense Ratio	32.4	30.9
Combined Ratio	92.6%	102.7%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	59.9%	65.1%
Insurance Expense Ratio	32.4	30.9
Underlying Combined Ratio	92.3%	96.0%
Non-GAAP Measure Reconciliation
Combined Ratio	92.6%	102.7%
Less:
Current Year Catastrophe Losses and LAE Ratio	2.7	8.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	(2.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	0.5
Underlying Combined Ratio	92.3%	96.0%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2020		Mar 31, 2019
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	7	$4.8	9	$4.3
$5 - $10	—	—	—	—
$10 - $15	—	—	1	12.3
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	7	$4.8	10	$16.6
Insurance Reserves

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Insurance Reserves:
Preferred Automobile	$254.8	$262.3
Homeowners	90.8	95.3
Other	28.8	30.9
Insurance Reserves	$374.4	$388.5
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$231.1	$241.3
Incurred But Not Reported	115.1	118.8
Total Loss and LAE Reserves	346.2	360.1
Unallocated LAE Reserves	28.2	28.4
Insurance Reserves	$374.4	$388.5
See MD&A, “Critical Accounting Estimates,” of the 2019 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $18.4 million for the three months ended March 31, 2020, compared to $2.8 million for the same period in 2019. Segment Net Operating Income increased by $15.6 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development), lower underlying combined ratio, and higher net investment income, partially offset by adverse prior year loss and LAE development.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $4.7 million for the three months ended March 31, 2020, compared to the same period in 2019, due to lower volume of earned premiums, partially offset by higher average earned premiums. All lines experienced an overall decline in volume, although the overall impact was driven

Preferred Property & Casualty Insurance (continued)
primarily by preferred automobile insurance, which had a decrease in volume of $8.1 million. Other insurance and homeowners insurance had decreases in volume of $4.3 million and $3.4 million, respectively. Overall average earned premium increased, although the overall impact on Earned Premiums was driven primarily by preferred automobile insurance, which had an increase in average earned premiums of $7.6 million. Other insurance had increases in earned premiums from higher average earned premium of $3.6 million, partially offset by a decline in homeowners insurance of $0.1 million.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $1.4 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to a higher rate of return on Equity Securities and Alternative Investments, partially offset by lower yields on fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 59.9% in 2020, an improvement of 5.2 percentage points, compared to 2019. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $4.8 million in 2020, compared to $16.6 million in 2019, a decrease of $11.8 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to lower frequency and severity of catastrophic events in 2020, compared to 2019. Favorable loss and LAE reserve development (including catastrophe reserve development) was $4.4 million in 2020, compared to $4.1 million in 2019.
Insurance expenses were $58.7 million, or 32.4% of earned premiums in 2020, a deterioration of 1.5% percentage points compared to 2019.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Net Premiums Written	$105.9	$116.5
Earned Premiums	$114.9	$115.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$75.9	$80.2
Catastrophe Losses and LAE	0.2	2.5
Prior Years:
Non-catastrophe Losses and LAE	2.2	(1.2)
Catastrophe Losses and LAE	(0.1)	(0.1)
Total Incurred Losses and LAE	$78.2	$81.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	66.1%	69.4%
Current Year Catastrophe Losses and LAE Ratio	0.2	2.2
Prior Years Non-catastrophe Losses and LAE Ratio	1.9	(1.0)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)
Total Incurred Loss and LAE Ratio	68.1%	70.5%

Preferred Property & Casualty Insurance (continued)
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned Premiums on preferred automobile insurance decreased by $0.5 million for the three months ended March 31, 2020, compared to the same period in 2019, due to lower volume in earned premiums of $8.1 million, partially offset by higher average earned premiums of $7.6 million. Incurred losses and LAE were $78.2 million, or 68.1% of earned premiums, in 2020, compared to $81.4 million, or 70.5% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to an improvement in the underlying loss and LAE ratio, partially offset by an adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 66.1% in 2020, compared to 69.4% in 2019, an improvement of 3.3 percentage points due primarily to lower claim frequency in 2020. Catastrophe losses and LAE (excluding reserve development) were $0.2 million in 2020, compared to $2.5 million in 2019. Adverse loss and LAE reserve development was $2.1 million in 2020, compared to favorable development of $1.3 million in 2019.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Net Premiums Written	$49.9	$54.1
Earned Premiums	$56.8	$60.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$28.7	$35.8
Catastrophe Losses and LAE	4.5	13.8
Prior Years:
Non-catastrophe Losses and LAE	(4.3)	(1.1)
Catastrophe Losses and LAE	(0.7)	1.0
Total Incurred Losses and LAE	$28.2	$49.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.5%	59.3%
Current Year Catastrophe Losses and LAE Ratio	7.9	22.9
Prior Years Non-catastrophe Losses and LAE Ratio	(7.6)	(1.8)
Prior Years Catastrophe Losses and LAE Ratio	(1.2)	1.7
Total Incurred Loss and LAE Ratio	49.6%	82.1%
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned Premiums in homeowners insurance decreased by $3.5 million for the three months ended March 31, 2020, compared to the same period in 2019, due to lower volume in earned premiums of $3.4 million and lower average earned premium of $0.1 million. Incurred losses and LAE were $28.2 million, or 49.6% of earned premiums, in 2020, compared to $49.5 million, or 82.1% of earned premiums, in 2019. Underlying losses and LAE as a percentage of earned premiums were 50.5% in 2020, compared to 59.3% in 2019, an improvement of 8.8 percentage points due primarily to lower frequency and severity of non-catastrophe large losses in 2020 compared to 2019. Catastrophe losses and LAE (excluding reserve development) were $4.5 million in 2020, compared to $13.8 million in 2019. Loss and LAE reserve development was favorable by $5.0 million in 2020, compared to favorable development of $0.1 million in 2019.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Net Premiums Written	$8.3	$9.0
Earned Premiums	$9.2	$9.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$3.9	$4.8
Catastrophe Losses and LAE	0.1	0.3
Prior Years:
Non-catastrophe Losses and LAE	(1.2)	(2.8)
Catastrophe Losses and LAE	(0.3)	0.1
Total Incurred Losses and LAE	$2.5	$2.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	42.4%	48.5%
Current Year Catastrophe Losses and LAE Ratio	1.1	3.0
Prior Years Non-catastrophe Losses and LAE Ratio	(13.0)	(28.3)
Prior Years Catastrophe Losses and LAE Ratio	(3.3)	1.0
Total Incurred Loss and LAE Ratio	27.2%	24.2%
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned Premiums on other personal insurance decreased by $0.7 million for the three months ended March 31, 2020, compared to the same period in 2019, due to lower volume in earned premiums of $4.3 million, partially offset by higher average earned premiums of $3.6 million. Incurred losses and LAE were $2.5 million, or 27.2% of earned premiums, in 2020, compared to $2.4 million, or 24.2% of earned premiums, in 2019. Underlying losses and LAE as a percentage of earned premiums were 42.4% in 2020, compared to 48.5% in 2019, an improvement of 6.1 percentage points. Catastrophe losses and LAE (excluding reserve development) were $0.1 million in 2020, compared to $0.3 million in 2019. Favorable loss and LAE reserve development was $1.5 million in 2020, compared to $2.7 million in 2019.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Earned Premiums	$163.0	$159.9
Net Investment Income	51.0	51.7
Other Income	0.1	1.1
Total Revenues	214.1	212.7
Policyholders’ Benefits and Incurred Losses and LAE	100.7	105.4
Insurance Expenses	86.9	78.0
Operating Profit	26.5	29.3
Income Tax Expense	(4.2)	(6.2)
Segment Net Operating Income	$22.3	$23.1
Insurance Reserves

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Insurance Reserves:
Future Policyholder Benefits	$3,397.1	$3,385.3
Incurred Losses and LAE Reserves:
Life	75.5	89.2
Accident and Health	28.2	27.5
Property	3.1	3.3
Total Incurred Losses and LAE Reserves	106.8	120.0
Insurance Reserves	$3,503.9	$3,505.3
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. The Company reduced its estimate of the initial impact of using death verification databases by $21.0 million in 2019 and $4.5 million during the first quarter of 2020.

Overall
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned Premiums in the Life & Health Insurance segment increased by $3.1 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to higher sales of both accident and health and life insurance products.
Net Investment Income decreased by $0.7 million in 2020, compared to 2019, due primarily to lower yields on fixed income securities.
Other Income decreased by $1.0 million in 2020, compared to 2019.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $4.7 million in 2020, compared to 2019, primarily due to a $4.5 million reduction of the initial reserve associated with the death verification database and lower frequency of property insurance claims, partially offset by accident and health insurance claims resulting from increased production. Insurance Expenses in the Life & Health Insurance segment increased by $8.9 million in 2020, compared to 2019, primarily due to an

Life and Health Insurance (continued)
accrual for distribution expenses anticipated from COVID-19 disruption as well as investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $22.3 million for the three months ended March 31, 2020, compared to $23.1 million in 2019.
Life Insurance
Selected financial information for the life insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Earned Premiums	$97.2	$95.8
Net Investment Income	48.7	49.9
Other Income	—	1.0
Total Revenues	145.9	146.7
Policyholders’ Benefits and Incurred Losses and LAE	68.1	72.8
Insurance Expenses	60.3	49.9
Operating Profit	17.5	24.0
Income Tax Expense	(2.3)	(5.1)
Total Product Line Net Operating Income	$15.2	$18.9
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned premiums on life insurance increased by $1.4 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to higher volume of new business sales. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $68.1 million in 2020, compared to $72.8 million in 2019, a decrease of $4.7 million primarily due to a $4.5 million reduction of the initial reserve associated with the death verification database. Insurance Expenses increased by $10.4 million in 2020, compared to 2019, primarily due to an accrual for non-deferrable acquisition expenses anticipated from COVID-19 disruption as well as investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Earned Premiums	$49.4	$46.9
Net Investment Income	2.0	1.5
Other Income	0.1	0.1
Total Revenues	51.5	48.5
Policyholders’ Benefits and Incurred Losses and LAE	28.1	26.3
Insurance Expenses	20.1	20.8
Operating Profit	3.3	1.4
Income Tax Expense	(0.7)	(0.3)
Total Product Line Net Operating Income	$2.6	$1.1
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned premiums on accident and health insurance increased by $2.5 million for the three months ended March 31, 2020, compared to the same period in 2019, due primarily to higher volume of in force business. Incurred accident and health

Life and Health Insurance (continued)
insurance losses were $28.1 million, or 56.9% of accident and health insurance earned premiums in 2020, compared to $26.3 million, or 56.1% of accident and health insurance earned premiums, in 2019, an increase of 0.8 percentage points, due primarily to higher severity of claims for certain health products. Insurance Expenses decreased by $0.7 million in 2020, compared to 2019.
Property Insurance
Selected financial information for the property insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Earned Premiums	$16.4	$17.2
Net Investment Income	0.3	0.3
Total Revenues	16.7	17.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	4.0	5.1
Catastrophe Losses and LAE	0.8	0.3
Prior Years:
Non-catastrophe Losses and LAE	(0.4)	0.6
Catastrophe Losses and LAE	0.1	0.3
Total Incurred Losses and LAE	4.5	6.3
Insurance Expenses	6.5	7.3
Operating Profit	5.7	3.9
Income Tax Expense	(1.2)	(0.8)
Total Product Line Net Operating Income	$4.5	$3.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	24.3%	29.7%
Current Year Catastrophe Losses and LAE Ratio	4.9	1.7
Prior Years Non-catastrophe Losses and LAE Ratio	(2.4)	3.5
Prior Years Catastrophe Losses and LAE Ratio	0.6	1.7
Total Incurred Loss and LAE Ratio	27.4%	36.6%
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Earned premiums on property insurance decreased by $0.8 million for the three months ended March 31, 2020, compared to the same period in 2019 due to lower new business sales. Incurred losses and LAE on property insurance were $4.5 million, or 27.4% of property insurance earned premiums, in 2020, compared to $6.3 million, or 36.6% of property insurance earned premiums in 2019. Current year non-catastrophe losses and LAE on property insurance were $4.0 million, or 24.3% of property insurance earned premiums in 2020, compared to $5.1 million, or 29.7% of property insurance earned premiums in 2019, a decrease of 5.4 percentage points due primarily to lower frequency of claims. Catastrophe losses and LAE (excluding development) were $0.8 million in 2020, compared to $0.3 million in 2019. Favorable loss and LAE reserve development was $0.3 million in 2020, compared to adverse development of $0.9 million in 2019.

Investment Results
Net Investment Income
Net Investment Income for the three months ended March 31, 2020 and 2019 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Investment Income:
Interest on Fixed Income Securities	$71.0	$76.4
Dividends on Equity Securities Excluding Alternative Investments	4.3	2.5
Alternative Investments:
Equity Method Limited Liability Investments	1.8	(3.6)
Limited Liability Investments Included in Equity Securities	3.8	2.6
Total Alternative Investments	5.6	(1.0)
Short-term Investments	1.6	1.8
Loans to Policyholders	5.6	5.3
Real Estate	2.5	2.5
Other	4.2	—
Total Investment Income	94.8	87.5
Investment Expenses:
Real Estate	2.6	2.4
Other Investment Expenses	6.6	2.4
Total Investment Expenses	9.2	4.8
Net Investment Income	$85.6	$82.7
Net Investment Income was $85.6 million and $82.7 million for the three months ended March 31, 2020 and 2019, respectively. Net Investment Income increased by $2.9 million in 2020 due primarily to a higher rate of return on Equity Securities and Alternative Investments, partially offset by lower yields on fixed income securities.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(117.8)	$64.4
Gains on Sales	17.8	18.7
Losses on Sales	(1.3)	(2.6)
Impairment Losses	(12.0)	(3.6)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	(113.3)	76.9
Recognized in Other Comprehensive Income (Loss)	(204.8)	162.8
Total Comprehensive Investment Gains (Losses)	$(318.1)	$239.7

Investment Results (continued)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Preferred Stocks	$(7.9)	$3.1
Common Stocks	(10.3)	1.3
Other Equity Interests:
Exchange Traded Funds	(95.0)	56.3
Limited Liability Companies and Limited Partnerships	0.4	0.7
Total Other Equity Interests	(94.6)	57.0
Income (Loss) from Change in Fair Value of Equity Securities	(112.8)	61.4
Income (Loss) from Change in Fair Value of Convertible Securities	(5.0)	3.0
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(117.8)	$64.4
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Fixed Maturities:
Gains on Sales	$15.9	$15.1
Losses on Sales	(1.1)	(2.6)
Equity Securities:
Gains on Sales	1.3	3.6
Losses on Sales	(0.2)	—
Real Estate:
Gains on Sales	0.6	—
Net Realized Gains on Sales of Investments	$16.5	$16.1

Gross Gains on Sales	17.8	18.7
Gross Losses on Sales	(1.3)	(2.6)
Net Realized Gains on Sales of Investments	$16.5	$16.1

Investment Results (continued)
Impairment Losses
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment has occurred from credit loss or other factors (non-credit related). Losses arising from declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
	Mar 31, 2020		Mar 31, 2019
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(10.0)	15	$(3.6)	6
Equity Securities	(2.0)	4	—	—
Impairment Losses	$(12.0)		$(3.6)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2020, 94% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2020 and December 31, 2019:

		Mar 31, 2020		Dec 31, 2019
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,507.8	64.4%	$4,387.1	63.4%
2	BBB	2,058.3	29.4	2,044.1	29.5
3-4	BB, B	274.1	3.9	319.2	4.6
5-6	CCC or Lower	158.3	2.3	171.7	2.5
Total Investments in Fixed Maturities		$6,998.5	100.0%	$6,922.1	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $69.2 million and $11.7 million at March 31, 2020 and December 31, 2019, respectively.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2020 and December 31, 2019:

	Mar 31, 2020		Dec 31, 2019
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$760.6	8.5%	$815.9	8.8%
States and Political Subdivisions:
Revenue Bonds	1,048.9	11.7	958.6	10.4
States	361.3	4.0	427.5	4.6
Political Subdivisions	118.8	1.3	129.7	1.4
Foreign Governments	5.0	0.1	16.8	0.2
Total Investments in Governmental Fixed Maturities	$2,294.6	25.6%	$2,348.5	25.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2020 and December 31, 2019.

	Mar 31, 2020		Dec 31, 2019
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,598.8	17.9%	$1,522.8	16.4%
Manufacturing	1,281.0	14.3	1,356.4	14.6
Transportation, Communication and Utilities	691.6	7.7	650.2	7.0
Services	640.0	7.2	604.4	6.5
Retail Trade	243.5	2.7	183.3	2.0
Mining	155.7	1.7	154.5	1.7
Wholesale Trade	66.1	0.7	72.9	0.8
Agriculture, Forestry and Fishing	12.8	0.1	12.4	0.1
Other	14.4	0.2	16.6	0.2
Total Investments in Non-governmental Fixed Maturities	$4,703.9	52.5%	$4,573.5	49.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2020.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	499	$1,054.3
$5 -$10	175	1,199.7
$10 - $20	119	1,617.5
$20 - $30	27	646.3
Greater Than $30	5	186.1
Total	825	$4,703.9

Investment Quality and Concentrations (continued)
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest-bearing accounts. At March 31, 2020, the Company had $0.0 million invested in U.S. treasury bills, $141.8 million invested in money market funds which primarily invest in U.S. Treasury securities and $24.9 million invested in overnight interest-bearing accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at March 31, 2020:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$123.7	1.4%
Georgia	100.0	1.1
Colorado	92.7	1.0
New York	70.0	0.8
Louisiana	67.0	0.7
Michigan	69.5	0.8
California	68.3	0.8
Ohio	55.4	0.6
Washington	53.6	0.6
Pennsylvania	49.1	0.5
Total	$749.3	8.3%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2020 and December 31, 2019 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Mar 31, 2020	Mar 31, 2020	Dec 31, 2019
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$56.4	$132.4	$129.3
Senior Debt	17.6	20.4	16.0
Distressed Debt	—	19.5	22.7
Secondary Transactions	15.5	12.2	11.5
Leveraged Buyout	—	0.1	0.1
Growth Equity	—	4.3	5.3
Real Estate	—	30.6	29.9
Other	—	6.8	5.6
Total Equity Method Limited Liability Investments	89.5	226.3	220.4
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	88.6	134.1	126.1
Senior Debt	21.4	36.4	39.5
Distressed Debt	17.3	18.3	16.8
Secondary Transactions	6.8	4.6	4.9
Hedge Funds	—	68.3	48.2
Leveraged Buyout	2.2	4.6	4.4
Other	7.9	8.8	8.2
Total Reported as Other Equity Interests at Fair Value	144.2	275.1	248.1
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	2.3	1.6
Other	0.1	18.1	18.9
Total Reported as Equity Securities at Modified Cost	0.1	20.4	20.5
Total Investments in Limited Liability Companies and Limited Partnerships	$233.8	$521.8	$489.0
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2020	Mar 31, 2019
Insurance Expenses:
Commissions	$188.8	$174.0
General Expenses	70.5	62.9
Taxes, Licenses and Fees	24.8	24.7
Total Costs Incurred	284.1	261.6
Policy Acquisition Costs:
Deferred	(175.4)	(128.8)
Amortized	161.6	99.8
Net Policy Acquisition Costs Amortized	(13.8)	(29.0)
Amortization of Value of Business Acquired (“VOBA”)	1.3	2.2
Insurance Expenses	271.6	234.8
Interest Expense	7.5	11.5
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	11.8	5.6
Other	25.2	24.3
Other Expenses	37.0	29.9
Interest and Other Expenses	44.5	41.4
Total Expenses	$316.1	$276.2
Insurance Expenses were $271.6 million for the three months ended March 31, 2020, compared to $234.8 million for the same period in 2019. Insurance Expenses increased by $36.8 million in 2020, due primarily to growth in business, partially offset by cost reduction initiatives.
Interest and Other Expenses was $44.5 million for the three months ended March 31, 2020, compared to $41.4 million for the same period in 2019. Interest expense decreased by $4.0 million in 2020 due primarily to lower levels of debt outstanding in the current year. Other expenses increased by $7.1 million in 2020 due primarily to an increase in acquisition related transaction, integration and other costs, partially offset by a decrease in compensation related costs and professional fees.
Income Taxes
The federal corporate statutory income tax rate was 21% for the three months ended March 31, 2020 and March 31, 2019. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to tax-exempt investment income, dividends received deductions, nontaxable income associated with the change in cash surrender value on COLI, a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $6.2 million for the three months ended March 31, 2020, compared to $5.3 million for the same period in 2019. The nontaxable increase in cash surrender value on COLI was $3.4 million for the three months ended March 31, 2020, compared to $1.0 million for the same period in 2019.
The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $6.7 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the three months ended March 31, 2020, compared to $1.0 million lower for the same period in 2019.
The amount of nondeductible executive compensation was $3.8 million for the three months ended March 31, 2020, compared to $1.4 million for the same period in 2019.

Recently Issued Accounting Pronouncements
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2020 that had a material impact on the Company’s Condensed Consolidated Financial Statements. With the exception of ASU 2018-12, Financial Services—Insurance (Topic 944):Targeted Improvements to Accounting for Long-Duration Contracts and ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues), the Company does not expect the adoption of recently issued accounting pronouncements with effective dates after March 31, 2020 to have a material impact on the Company’s financial statements and/or disclosures. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under the heading, “Repayment of Term Loan Due 2020,” for additional information regarding the initial borrowing and subsequent repayment of this delayed-draw term loan). On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.1 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either March 31, 2020 or December 31, 2019.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at March 31, 2020 and December 31, 2019 was:

(Dollars in Millions)	Mar 31, 2020	Dec 31, 2019
Term Loan due July 5, 2023	49.9	49.9
5.0% Senior Notes due September 19, 2022	279.6	279.9
4.35% Senior Notes due February 15, 2025	448.6	448.6
Total Long-term Debt Outstanding	$778.1	$778.4
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

Liquidity and Capital Resources (continued)
4.35 % Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of March 31, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain a certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $8.1 million and $4.9 million at March 31, 2020 and December 31, 2019, respectively. The carrying value of FHLB of Dallas common stock was $3.3 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively. The Company periodically uses short-term and long-term FHLB borrowings for a combination of cash management, risk management, and spread lending purposes.

During the first three months of 2020, United Insurance received advances of $156.2 million from the FHLB of Chicago and made repayments of $35.4 million under the spread lending program. United Insurance had outstanding advances from the FHLB of Chicago totaling $364.2 million at March 31, 2020. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $461.3 million at March 31, 2020. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 4, “Policyholder Contract Liabilities,” to the Condensed Consolidated Financial Statements.
Common Stock Repurchase
During the three months ended March 31, 2020, Kemper repurchased and retired 1.5 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $101.2 million and average cost per share of $67.98. Of the total shares repurchased, approximately 925,000 were repurchased under a trading plan that was executed by Kemper under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and that was in effect through April 1, 2020.
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of an additional $200 million of Kemper’s common stock, in addition to $133 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333 million as of May 6, 2020.  The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.30 per common share in the first quarter of 2020. Dividends and dividend equivalents paid were $20.0 million for the three months ended March 31, 2020.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper made a $15 million capital contribution to one of its insurance subsidiaries during the first three months of 2020 and Kemper’s direct insurance subsidiaries collectively paid $135 million in dividends to Kemper during the first three months of 2020. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $308.1 million in additional dividends to Kemper during the remainder of 2020 without prior regulatory approval.

Liquidity and Capital Resources (continued)
Sources and Uses of Funds
Kemper directly held cash and investments totaling $199.1 million at March 31, 2020, compared to $206.8 million at December 31, 2019.
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
Net Cash Provided by Operating Activities was $62.3 million for the three months ended March 31, 2020, compared to $89.0 million for the same period in 2019.
Net Cash Provided by Financing Activities was $8.2 million for the three months ended March 31, 2020, compared to net cash provided of $162.6 million for the same period in 2019. Net proceeds from Policyholder Contract Liabilities provided $120.4 million of cash for the three months ended March 31, 2020, compared to $177.7 million for the same period of 2019. Kemper used $20.0 million of cash to pay dividends for the three months ended March 31, 2020, compared to $16.4 million of cash used to pay dividends in the same period of 2019. The quarterly dividend rate was $0.30 per common share for the first quarter of 2020, compared to $0.25 per common share in the same period of 2019.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash provided by Investing Activities was $94.0 million for the three months ended March 31, 2020, compared to Net Cash Used by Investing Activities of $219.7 million for the same period in 2019. Short-term investments investing activities provided $301.8 million of cash for the three months ended March 31, 2020, compared to usage of $53.3 million of cash for the same period in 2019. Fixed Maturities investing activities used cash of $168.4 million for the three months ended March 31, 2020, compared to providing cash of $34.2 million for the same period in 2019. Equity and Convertible Securities investing activities provided net cash of $82.1 million for the three months ended March 31, 2020, compared to net cash used of $168.0 million for the same period in 2019. Equity Method Limited Liability Investments investing activities used net cash of $5.2 million for the three months ended March 31, 2020, compared to net cash used of $11.5 million for the same period in 2019. The Company used $100.0 million of cash for the three months ended March 31, 2020 to purchase corporate-owned life insurance. Net cash used for the acquisition and development of software and long-lived assets was $20.1 million for the three months ended March 31, 2020, compared to $9.3 million for the same period in 2019.
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

Critical Accounting Estimates (continued)
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations. The Company’s critical accounting policies are described in the MD&A included in the 2019 Annual Report. There have been no material changes to the information disclosed in the 2019 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies except for the classification and measurement of equity investments as discussed further below.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2019 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
During the first quarter of 2020, the Company implemented a new enterprise resource planning solution, including, among other things, a new general ledger, chart of accounts, consolidation process and reporting tools. The implementation has involved changes to certain processes and related internal controls over financial reporting. The Company has reviewed the system and the controls affected and made appropriate changes, as necessary. Following implementation, these new controls were validated according to our established processes. The system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions, and were not undertaken in response to any actual or perceived significant deficiencies in the our internal control over financial reporting.
There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Items not listed here have been omitted because they are inapplicable or the answer is negative.
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2019 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1. Other than as described below, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2019 Annual Report.
Risk Factor Added
The impact of COVID-19 and related economic conditions could materially affect Kemper’s results of operations, financial position and/or liquidity.
Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to adversely impact the global economy and has resulted in an unprecedented global economic downturn, including in the United States where the Company conducts its operations. Given the ongoing spread of COVID-19 and its effects upon the economy, and the dynamic nature of the circumstances, all direct and indirect consequences of COVID-19 are unknown and highly uncertain and it is not possible for Kemper to estimate the scope and extent of its future effects on the Company with any degree of certainty.

As the result of the COVID-19 pandemic and the related economic consequences, the Company could be subject to any of the following risks, any of which could individually and collectively have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•	decrease in overall premium volumes due to the economic downturn and rising unemployment rates

•
adverse impact on investment portfolio as a result of ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail

•	increase in estimated credit losses on fixed maturity investments held at fair value as well as other investments and receivables from policyholders

•	higher incurred losses and LAE in Life & Health lines of business related to an increase in frequency and/or severity of claims

•
regulatory actions imposing new requirements that could result in increased costs, reduced revenues, expansion of coverage and other effects, and additional restrictions that could affect the Company’s pricing, risk selection and particular rights and obligations under its insurance policies and with regard to its insureds, including the ability to cancel policies and collect premiums

•	disruptions in business operations and availability of critical systems due to illness and other effects on the workforce of the Company and its business partners and key vendors

•	increased cybersecurity risks with regard to personal information due to remote working arrangements and resulting changes in certain operational controls

These additional risks and related factors may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition even after the COVID-19 outbreak has subsided. For a further discussion of risks that could impact the Company as a result of certain factors affected by the COVID-19 pandemic, see Item 1A., Risk Factors, of Part I of Kemper’s 2019 Annual Report and “Summary of Results” of Item 2, MD&A, of Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to repurchases of Kemper common stock for the three months ended March 31, 2020 follows.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
January 2020	—	—	—	$243.7
February 2020	—	—	—	$243.7
March 2020	1,488,668	$67.98	1,488,668	$142.5

On August 6, 2014, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. As of March 31, 2020, the remaining share repurchase authorization was $142.5 million under the repurchase program.

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

Kemper Corporation

Date:	May 7, 2020	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	/S/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2020	/S/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)