Form 10-Q
period 2020-06-30
KEMPER Corp
filed 2020-08-03
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
65,330,828 shares of common stock, $0.10 par value, were outstanding as of July 29, 2020.

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

•	The frequency and severity of insurance claims (including those associated with catastrophe losses and pandemics);

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

•	Absolute and relative performance of investments held by the Company;

•	Changes in insurance industry trends and significant industry developments;

•	Changes in consumer trends, including changes in number of miles driven by automobile insurance policyholders, and significant consumer or product developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Changes related to the expectation that London Interbank Offered Rate (“LIBOR”) reference rates will no longer be available after 2021;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•
The impact of required participation in state windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies including the impact of COVID-19;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, legal proceedings, or market forces;

Caution Regarding Forward-Looking Statements (continued)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Revenues:
Earned Premiums	$2,251.7	$2,191.4	$1,085.3	$1,116.6
Net Investment Income	153.4	178.7	67.8	96.0
Other Income	91.8	24.6	1.5	22.7
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(46.2)	89.9	71.6	25.5
Net Realized Gains on Sales of Investments	28.2	37.4	11.7	21.3
Impairment Losses	(19.0)	(10.3)	(7.0)	(6.7)
Total Revenues	2,459.9	2,511.7	1,230.9	1,275.4
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,582.7	1,590.8	747.5	825.4
Insurance Expenses	544.3	498.3	272.7	263.5
Interest and Other Expenses	95.5	79.4	51.0	38.0
Total Expenses	2,222.5	2,168.5	1,071.2	1,126.9
Income before Income Taxes	237.4	343.2	159.7	148.5
Income Tax Expense	(47.3)	(65.8)	(33.6)	(26.4)
Net Income	$190.1	$277.4	$126.1	$122.1
Net Income Per Unrestricted Share:
Basic	$2.88	$4.25	$1.93	$1.87
Diluted	$2.85	$4.20	$1.91	$1.84

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Income	$190.1	$277.4	$126.1	$122.1
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Income	206.2	322.1	408.1	159.3
Credit Losses Recognized in Consolidated Statements of Income	(3.7)	—	(0.8)	—
Decrease in Net Unrecognized Postretirement Benefit Costs	1.4	0.6	0.7	—
Gain on Cash Flow Hedges	0.1	0.1	—	—
Other Comprehensive Income (Loss) Before Income Taxes	204.0	322.8	408.0	159.3
Other Comprehensive Income Tax Benefit (Expense)	(42.8)	(67.7)	(85.6)	(33.3)
Other Comprehensive Income (Loss)	161.2	255.1	322.4	126.0
Total Comprehensive Income (Loss)	$351.3	$532.5	$448.5	$248.1

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Jun 30, 2020	Dec 31, 2019
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2020 - $6,735.3; 2019 - $6,372.7, Allowance for Credit Losses: 2020 - $5.4)	$7,480.4	$6,922.1
Equity Securities at Fair Value (Cost: 2020 - $704.4; 2019 - $818.8)	783.3	907.3
Equity Securities at Modified Cost	48.1	41.9
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	209.9	220.4
Convertible Securities at Fair Value	35.0	37.3
Short-term Investments at Cost which Approximates Fair Value	154.2	470.9
Other Investments	757.5	661.5
Total Investments	9,468.4	9,261.4
Cash	389.3	136.8
Receivables from Policyholders (Allowance for Credit Losses: 2020 - $29.9; 2019 - $22.3)	1,165.3	1,117.1
Other Receivables	207.1	219.7
Deferred Policy Acquisition Costs	560.8	537.7
Goodwill	1,114.0	1,114.0
Current Income Tax Assets	3.5	44.7
Other Assets	581.0	557.7
Total Assets	$13,489.4	$12,989.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,497.7	$3,502.0
Property and Casualty	1,877.3	1,969.8
Total Insurance Reserves	5,375.0	5,471.8
Unearned Premiums	1,642.6	1,545.5
Policyholder Contract Liabilities	520.3	309.8
Deferred Income Tax Liabilities	226.8	178.2
Accrued Expenses and Other Liabilities	759.1	733.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2020 - $824.1; 2019 - $820.2)	777.7	778.4
Total Liabilities	9,301.5	9,016.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 65,282,157 Shares Issued and Outstanding at June 30, 2020 and 66,665,888 Shares Issued and Outstanding at December 31, 2019	6.5	6.7
Paid-in Capital	1,792.5	1,819.2
Retained Earnings	1,891.6	1,810.3
Accumulated Other Comprehensive Income	497.3	336.1
Total Shareholders’ Equity	4,187.9	3,972.3
Total Liabilities and Shareholders’ Equity	$13,489.4	$12,989.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2020	Jun 30, 2019
Operating Activities:
Net Income	$190.1	$277.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(23.1)	(51.1)
Amortization of Intangible Assets Acquired	9.5	16.7
Equity in Earnings of Equity Method Limited Liability Investments	10.9	(1.0)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	—	6.3
Decrease (Increase) in Value of Equity and Convertible Securities at Fair Value	46.2	(89.9)
Amortization of Investment Securities and Depreciation of Investment Real Estate	1.0	5.9
Net Realized Gains on Sales of Investments	(28.2)	(37.4)
Impairment Losses	19.0	10.3
Depreciation and Amortization of Property, Equipment and Software	16.8	14.8
Increase in Receivables	(36.3)	(95.0)
Increase (Decrease) in Insurance Reserves	(96.7)	56.2
Increase in Unearned Premiums	97.1	121.3
Change in Income Taxes	46.5	23.2
Change in Accrued Expenses and Other Liabilities	10.7	(22.5)
Other, Net	0.3	1.3
Net Cash Provided by Operating Activities	263.8	236.5
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	482.5	959.0
Purchases of Fixed Maturities	(832.2)	(721.5)
Sales of Equity and Convertible Securities	382.6	82.7
Purchases of Equity and Convertible Securities	(309.2)	(231.7)
Acquisition and Improvements of Investment Real Estate	(0.1)	(0.6)
Sales of Investment Real Estate	5.4	—
Sale of and Return of Investment of Equity Method Limited Liability Investments	12.0	13.7
Acquisitions of Equity Method Limited Liability Investments	(12.4)	(51.6)
Decrease (Increase) in Short-term Investments	326.7	(353.4)
Acquisition of Mortgage Loans	(10.5)	—
Paydowns of Mortgage Loans	13.1	—
Increase in Other Investments	0.1	(29.2)
Purchases of Corporate-owned Life Insurance	(100.0)	(50.0)
Acquisition of Software and Long-lived Assets	(39.4)	(30.7)
Other, Net	4.6	(0.3)
Net Cash Provided (Used) by Investing Activities	(76.8)	(413.6)
Financing Activities:
Repayment of Long-term Debt	—	(35.0)
Proceeds from Policyholder Contract Liabilities	322.9	259.0
Repayment of Policyholder Contract Liabilities	(112.8)	(113.9)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	—	127.5
Common Stock Repurchases	(110.4)	—
Dividends and Dividend Equivalents Paid	(39.7)	(32.8)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.9	—
Cash Exercise of Stock Options	3.6	2.0
Other, Net	—	(0.4)
Net Cash Provided by Financing Activities	65.5	206.4
Increase in Cash	252.5	29.3
Cash, Beginning of Year	136.8	75.1
Cash, End of Period	$389.3	$104.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income	—	—	—	190.1	—	190.1
Other Comprehensive Income (Note 8)	—	—	—	—	161.2	161.2
Cash Dividends and Dividend Equivalents to Shareholders ($0.60 per share)	—	—	—	(39.9)	—	(39.9)
Repurchases of Common Stock (Note 9)	(1.6)	(0.2)	(44.2)	(66.0)	—	(110.4)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.9	—	—	1.9
Equity-based Compensation Cost	—	—	13.6	—	—	13.6
Equity-based Awards, Net of Shares Exchanged	0.2	—	2.0	(2.9)	—	(0.9)
Balance, June 30, 2020	65.3	$6.5	$1,792.5	$1,891.6	$497.3	$4,187.9

	Six Months Ended June 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income	—	—	—	277.4	—	277.4
Other Comprehensive Income (Note 8)	—	—	—	—	255.1	255.1
Cash Dividends and Dividend Equivalents to Shareholders ($0.50 per share)	—	—	—	(32.8)	—	(32.8)
Issuance of Common Stock, Net of Transaction Costs (Note 9)	1.6	0.2	127.0	—	—	127.2
Equity-based Compensation Cost	—	—	14.1	—	—	14.1
Equity-based Awards, Net of Shares Exchanged	0.3	—	(1.0)	(6.4)	—	(7.4)
Balance, June 30, 2019	66.6	$6.7	$1,806.4	$1,593.7	$276.9	$3,683.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2020	65.4	$6.5	$1,788.2	$1,791.2	$174.9	$3,760.8
Net Income	—	—	—	126.1	—	126.1
Other Comprehensive Income (Note 8)	—	—	—	—	322.4	322.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.30 per share)	—	—	—	(19.7)	—	(19.7)
Repurchases of Common Stock (Note 9)	(0.1)	(0.1)	(3.5)	(5.6)	—	(9.2)
Shares Issued Under Employee Stock Purchase Plan	—	—	0.9	—	—	0.9
Equity-based Compensation Cost	—	—	6.3	—	—	6.3
Equity-based Awards, Net of Shares Exchanged	—	0.1	0.6	(0.4)	—	0.3
Balance, June 30, 2020	65.3	$6.5	$1,792.5	$1,891.6	$497.3	$4,187.9

	Three Months Ended June 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2019	64.9	$6.5	$1,673.0	$1,489.7	$150.9	$3,320.1
Net Income	—	—	—	122.1	—	122.1
Other Comprehensive Income (Note 8)	—	—	—	—	126.0	126.0
Cash Dividends and Dividend Equivalents to Shareholders ($0.25 per share)	—	—	—	(16.4)	—	(16.4)
Issuance of Common Stock, Net of Transaction Costs (Note 9)	1.6	0.2	127.0	—	—	127.2
Equity-based Compensation Cost	—	—	6.5	—	—	6.5
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.1)	(1.7)	—	(1.8)
Balance, June 30, 2019	66.6	$6.7	$1,806.4	$1,593.7	$276.9	$3,683.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies
The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information pursuant to the rules and regulations for Form 10-Q and Article 10 of Regulation S-X of the SEC and include the accounts of Kemper Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts for company-owned life insurance (“COLI”) have been reclassified from Other Assets to Other Investments to conform to the current presentation.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report on Form 10-K for the year ended December 31, 2019.
Adoption of New Accounting Guidance
Guidance Adopted in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have occurred during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to prior GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down of the amortized cost. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record a reversal of the allowance to income in the current period, which was prohibited prior to the adoption of ASU 2016-13. ASU 2016-13 was adopted using the modified retrospective method for financial assets measured at amortized cost as well as receivables from policyholders. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance. A prospective transition approach is required for available-for-sale fixed maturity securities that have recognized an other-than-temporary impairment write-down prior to the effective date. The Company adopted the guidance effective January 1, 2020, which resulted in no cumulative-effect adjustment to retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity previously had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized is limited to the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The adoption of ASU 2017-04 did not have a material effect on the Company’s Condensed Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies (continued)
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments, previously addressed by ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2017-12, Targeted Improvements to Derivatives and Hedging Activities, and ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted ASU 2017-12 in the first quarter of 2019. Accordingly, the amendments in ASU 2019-04 related to clarifications on accounting for hedging activities are effective for the Company in the first quarter of 2020. The amendments of ASU 2019-04 related to ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-13, Measurement of Credit Losses on Financial Instruments, are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The initial adoption of ASU 2019-04 did not have a material effect on the Company’s Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.
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
Guidance Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. ASU 2018-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within those annual periods. The amendments in ASU 2018-12 (i) require cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited pay long duration contracts to be updated at least annually with the recognition and remeasurement recorded in net income, (ii) simplify the amortization of deferred acquisition costs to be amortized on a constant level basis over the expected term of the contract, (iii) require all market risk benefits to be measured at fair value, and (iv) enhance certain presentation and disclosure requirements which include disaggregated rollforwards for liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, deferred acquisition costs, and information about significant inputs, judgements and methods used in the measurement. The Company is currently evaluating the method of adoption and impact of this guidance on its financial statements.
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
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies (continued)
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04, if elected, shall apply to contract modifications if the terms that are modified directly replace, or have the potential to replace, a reference rate with another interest rate index. If other terms are contemporaneously modified in a manner that changes, or has the potential to change, the amount or timing of contractual cash flows, the guidance in ASU 2020-04 shall apply only if those modifications are related to the replacement of a reference rate. ASU 2020-04 is effective for contract modifications made between March 12, 2020 through December 31, 2022. The adoption of the new guidance did not have an impact on the Company’s interim Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its financial statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. There were no adoptions of such accounting pronouncements during the six months ended June 30, 2020 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2020 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$648.2	$63.4	$—	$—	$711.6
States and Political Subdivisions	1,336.4	173.4	(1.7)	—	1,508.1
Foreign Governments	6.8	—	(1.2)	(0.6)	5.0
Corporate Securities:
Bonds and Notes	3,778.5	573.6	(23.0)	(4.8)	4,324.3
Redeemable Preferred Stocks	6.7	0.1	(0.1)	—	6.7
Collateralized Loan Obligations	759.4	1.2	(49.5)	—	711.1
Other Mortgage- and Asset-backed	199.3	15.6	(1.3)	—	213.6
Investments in Fixed Maturities	$6,735.3	$827.3	$(76.8)	$(5.4)	$7,480.4
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2019 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$784.7	$32.5	$(1.3)	$815.9
States and Political Subdivisions	1,386.4	130.5	(1.1)	1,515.8
Foreign Governments	17.2	1.2	(1.6)	16.8
Corporate Securities:
Bonds and Notes	3,465.0	401.8	(7.1)	3,859.7
Redeemable Preferred Stocks	6.8	—	(0.1)	6.7
Collateralized Loan Obligations	624.6	2.1	(8.5)	618.2
Other Mortgage- and Asset-backed	88.0	2.1	(1.1)	89.0
Investments in Fixed Maturities	$6,372.7	$570.2	$(20.8)	$6,922.1

Other Receivables included $2.4 million and $1.0 million of unsettled sales of Investments in Fixed Maturities at June 30, 2020 and December 31, 2019, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $31.2 million and $19.5 million at June 30, 2020 and December 31, 2019, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2020 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$118.4	$119.3
Due after One Year to Five Years	1,026.6	1,068.8
Due after Five Years to Ten Years	1,575.5	1,751.1
Due after Ten Years	2,549.2	3,072.4
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,465.6	1,468.8
Investments in Fixed Maturities	$6,735.3	$7,480.4

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2020 consisted of securities issued by the Government National Mortgage Association with a fair value of $525.4 million, securities issued by the Federal National Mortgage Association with a fair value of $6.4 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $12.4 million and securities of other non-governmental issuers with a fair value of $924.6 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at June 30, 2020 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$0.5	$—	$—	$—	$0.5	$—
States and Political Subdivisions	28.4	(1.7)	—	—	28.4	(1.7)
Foreign Governments	2.3	(0.1)	2.4	(1.1)	4.7	(1.2)
Corporate Securities:
Bonds and Notes	330.6	(19.2)	39.3	(3.8)	369.9	(23.0)
Redeemable Preferred Stocks	5.4	(0.1)	—	—	5.4	(0.1)
Collateralized Loan Obligations	261.8	(19.6)	366.8	(29.9)	628.6	(49.5)
Other Mortgage- and Asset-backed	74.1	(1.3)	—	—	74.1	(1.3)
Total Fixed Maturities	$703.1	$(42.0)	$408.5	$(34.8)	$1,111.6	$(76.8)

At June 30, 2020, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors.
Investment-grade fixed maturity investments comprised $36.1 million and below-investment-grade fixed maturity investments comprised $40.7 million of the unrealized losses on investments in fixed maturities at June 30, 2020. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 12% of the amortized cost basis of the investment.

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
Fixed Maturities - Impairment Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for six months ended June 30, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Allowance for Credit Losses at Beginning of the Year	$—	$—	$—
Impact of Adopting ASU 2016-13	—	—	—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.6	4.8	5.4
Allowance for Credit Losses at End of Period	$0.6	$4.8	$5.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the three months ended June 30, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Allowance for Credit Losses at Beginning of the Period	$1.1	$3.5	$4.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.1	2.2	2.3
Net Decreases in Allowance on Previously Impaired Securities	(0.6)	(0.9)	(1.5)
Allowance for Credit Losses at End of Period	$0.6	$4.8	$5.4

Equity Securities
Investments in Equity Securities at Fair Value were $783.3 million and $907.3 million at June 30, 2020 and December 31, 2019, respectively. Net unrealized gains arising during the six months ended June 30, 2020 and recognized in earnings, related to such investments still held as of June 30, 2020, were $32.7 million.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in the carrying value due to observable transactions. The Company recognized an impairment of $2.0 million on Equity Securities at Modified Cost for the six months ended June 30, 2020 as a result of the Company’s qualitative impairment analysis. The Company has recognized $0.5 million cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $5.0 million of cumulative impairments on Equity Securities at Modified Cost held as of June 30, 2020.
There were no unsettled sales of Investments in Equity Securities at June 30, 2020 and December 31, 2019. There were no unsettled purchases of Investments in Equity Securities at June 30, 2020 and December 31, 2019.
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at June 30, 2020 is limited to the total carrying value of $209.9 million. In addition, the Company had outstanding commitments totaling approximately $84.6 million to fund Equity Method Limited Liability Investments at June 30, 2020. At June 30, 2020, 3.0% of Equity Method Limited Liability Investments were reported without a reporting lag. 8.6% of the total carrying value were reported with a one month lag and the remainder were reported with more than a one month lag.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Other Investments
The carrying values of the Company’s Other Investments at June 30, 2020 and December 31, 2019 were:

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Company-Owned Life Insurance	$322.6	$217.0
Loans to Policyholders at Unpaid Principal	301.0	305.6
Real Estate at Depreciated Cost	101.8	111.4
Mortgage Loans and Other	32.1	27.5
Total	$757.5	$661.5

Net Investment Income
Net Investment Income for the six and three months ended June 30, 2020 and 2019 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Investment Income:
Interest on Fixed Income Securities	$145.3	$152.0	$74.3	$75.6
Dividends on Equity Securities Excluding Alternative Investments	7.9	9.4	3.6	6.9
Alternative Investments:
Equity Method Limited Liability Investments	(10.9)	(1.0)	(12.7)	2.6
Limited Liability Investments Included in Equity Securities	4.9	7.7	1.1	5.1
Total Alternative Investments	(6.0)	6.7	(11.6)	7.7
Short-term Investments	1.9	4.4	0.3	2.6
Loans to Policyholders	11.1	11.0	5.5	5.7
Real Estate	4.8	4.7	2.3	2.2
Other	6.6	0.3	2.4	0.3
Total Investment Income	171.6	188.5	76.8	101.0
Investment Expenses:
Real Estate	5.3	4.7	2.7	2.3
Other Investment Expenses	12.9	5.1	6.3	2.7
Total Investment Expenses	18.2	9.8	9.0	5.0
Net Investment Income	$153.4	$178.7	$67.8	$96.0

Gross gains and losses on sales of investments in fixed maturities for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Fixed Maturities:
Gains on Sales	$26.8	$37.8	$10.9	$22.7
Losses on Sales	(1.6)	(4.5)	(0.5)	(1.9)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2020 and 2019 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,969.8	$1,874.9
Less Reinsurance Recoverables at Beginning of Year	65.6	101.9
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,904.2	1,773.0
Incurred Losses and LAE Related to:
Current Year	1,368.2	1,419.4
Prior Years	19.5	(34.6)
Total Incurred Losses and LAE	1,387.7	1,384.8
Paid Losses and LAE Related to:
Current Year	662.0	636.6
Prior Years	806.1	698.5
Total Paid Losses and LAE	1,468.1	1,335.1
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,823.8	1,826.3
Plus Reinsurance Recoverables at End of Period	53.5	85.6
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,877.3	$1,911.9

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
For the six months ended June 30, 2020, the Company increased its property and casualty insurance reserves by $19.5 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $29.3 million due primarily to the emergence of more adverse loss patterns than expected. Commercial automobile insurance loss and LAE reserves developed favorably by $14.2 million due primarily to the emergence of more favorable loss patterns than expected for commercial automobile liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $11.5 million due primarily to the emergence of more adverse loss patterns than expected. Homeowners loss and LAE reserves developed favorably by $5.2 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed favorably by $1.9 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.
For the six months ended June 30, 2019, the Company decreased its property and casualty insurance reserves by $34.6 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $18.0 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Commercial automobile loss and LAE reserves developed favorably by $8.8 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Preferred personal automobile insurance loss and LAE reserves developed favorably by $5.0 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to 2018 and 2017 accident years. Other lines loss and LAE reserves developed favorably by $2.7 million  due primarily to the emergence of more favorable loss patterns than expected for the 2018 and 2017 accident years.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves (continued)
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the six months ended June 30, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,117.1	$22.3
Current Period Change for Expected Credit Losses		27.8
Write-offs of Uncollectible Receivables from Policyholders		(20.2)
Balance at End of Period	$1,165.3	$29.9
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the three months ended June 30, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Period	$1,219.1	$23.1
Current Period Change for Expected Credit Losses		15.9
Write-offs of Uncollectible Receivables from Policyholders		(9.1)
Balance at End of Period	$1,165.3	$29.9

Note 4 - Policyholder Contract Liabilities
Policyholder Contract Liabilities at June 30, 2020 and December 31, 2019 were as follows:

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
FHLB Funding Agreements	$454.3	$243.4
Other	66.0	66.4
Total	$520.3	$309.8

Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the six months ended June 30, 2020, United Insurance received advances of $322.4 million from the FHLB of Chicago and made repayments of $111.5 million under the spread lending program.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Policyholder Contract Liabilities (continued)
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at June 30, 2020 and December 31, 2019 is presented below.

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Liability under Funding Agreements	$454.3	$243.4
Fair Value of Collateral Pledged	$459.4	$287.8
FHLB of Chicago Common Stock Owned at Cost	$11.8	$4.9

Note 5 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.0 million of remaining unamortized costs under the credit agreement, is being amortized over the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either June 30, 2020 or December 31, 2019.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at June 30, 2020 and December 31, 2019 was:

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Term Loan due July 5, 2023	$49.9	$49.9
5.0% Senior Notes due September 19, 2022	279.1	279.9
4.35% Senior Notes due February 15, 2025	448.7	448.6
Total Long-term Debt Outstanding	$777.7	$778.4

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Debt (continued)
4.35% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of June 30, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $16.4 million and $8.9 million for the six and three months ended June 30, 2020. Interest paid, including facility fees, was $17.5 million and $0.4 million for the six and three months ended June 30, 2020. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $23.3 million and $11.8 million for the six and three months ended June 30, 2019. Interest paid, including facility fees, was $24.1 million and $4.3 million for the six and three months ended June 30, 2019.
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Operating Lease Right-of-Use Assets	$71.9	$75.6
Operating Lease Liabilities	95.0	93.2

Lease expenses are primarily included in insurance expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.2	$0.3	$0.1	$0.1
Operating Lease Cost	10.8	11.2	5.2	5.5
Short-Term Lease Cost (1)	—	0.1	—	—
Total Expense	11.0	11.6	5.3	5.6
Less: Sublease Income (2)	—	0.1	—	—
Total Lease Cost	$11.0	$11.5	$5.3	$5.6
(1) - Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Condensed Consolidated Statements of Income.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Leases (continued)
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019
Operating Cash Flows from Operating Lease (Fixed Payments)	$10.9	$10.6
Operating Cash Flows from Operating Lease (Liability Reduction)	9.5	9.3
Financing Cash Flows from Finance Leases	0.2	0.3
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	5.8	9.5
Significant judgments and assumptions for determining lease asset and liability at June 30, 2020 are presented below.

Weighted-average Remaining Lease Term - Finance Leases	1.2 years
Weighted-average Remaining Lease Term - Operating Leases	6.8 years
Weighted-average Discount Rate - Finance Leases	4.0%
Weighted-average Discount Rate - Operating Leases	3.8%

Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum lease payments under finance and operating leases at June 30, 2020 are presented below.

(Dollars in Millions)	Finance Leases	Operating Leases
Remainder of 2020	$0.2	$10.5
2021	0.2	20.6
2022	—	19.0
2023	—	17.0
2024	—	11.3
2025 and Thereafter	—	31.0
Total Future Payments	$0.4	$109.4
Less Imputed Interest	—	14.4
Present Value of Minimum Lease Payments	$0.4	$95.0

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

Note 7 - Net Income Per Unrestricted Share
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Net Income Per Unrestricted Share and Diluted Net Income Per Unrestricted Share for the six and three months ended June 30, 2020 and 2019 is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Income	$190.1	$277.4	$126.1	$122.1
Less Net Income Attributed to Participating Awards	0.2	1.0	0.1	0.3
Net Income Attributed to Unrestricted Shares	189.9	276.4	126.0	121.8
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Income Attributed to Unrestricted Shares	$189.9	$276.4	$126.0	$121.8
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	65,886.8	65,113.2	65,257.6	65,408.1
Equity-based Compensation Equivalent Shares	781.1	786.4	763.2	781.8
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,667.9	65,899.6	66,020.8	66,189.9
(Per Unrestricted Share in Whole Dollars)
Basic Net Income Per Unrestricted Share	$2.88	$4.25	$1.93	$1.87
Diluted Net Income Per Unrestricted Share	$2.85	$4.20	$1.91	$1.84

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Net Income Per Unrestricted Share (continued)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2020 and 2019, because the effect of inclusion would be anti-dilutive, is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Equity-based Compensation Equivalent Shares	872.0	558.1	915.0	541.7
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	872.0	558.1	915.0	541.7

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) for the six months ended June 30, 2020 were:

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$439.4	$—	$(100.6)	$(2.7)	$336.1
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	168.7	(2.9)	1.1	0.1	167.0
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(5.8)	—	—	—	(5.8)
Other Comprehensive Income (Loss), Net of Tax	162.9	(2.9)	1.1	0.1	161.2
Balance at End of Period	$602.3	$(2.9)	$(99.5)	$(2.6)	$497.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The components of Other Comprehensive Income (Loss) for the three months ended June 30, 2020 were

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$279.9	$(2.3)	$(100.1)	$(2.6)	$174.9
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	325.2	(0.6)	0.6	—	325.2
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(2.8)	—	—	—	(2.8)
Other Comprehensive Income (Loss), Net of Tax	322.4	(0.6)	0.6	—	322.4
Balance at End of Period	$602.3	$(2.9)	$(99.5)	$(2.6)	$497.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The pre-tax components of the Other Comprehensive Income (Loss) and the related Income Tax Benefit (Expense) for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	$213.6	$349.2	$411.6	$173.9
Income Tax Benefit (Expense)	(44.9)	(73.3)	(86.4)	(36.5)
Net of Taxes	168.7	275.9	325.2	137.4

Having Credit Losses Recognized in Condensed Consolidated Statements of Income	(3.7)	—	(0.8)	—
Income Tax Benefit (Expense)	0.8	—	0.2	—
Net of Taxes	(2.9)	—	(0.6)	—

Reclassification Adjustment for Amounts Included in Net Income	(7.4)	(27.1)	(3.5)	(14.6)
Income Tax Benefit (Expense)	1.6	5.7	0.8	3.1
Net of Taxes	(5.8)	(21.4)	(2.7)	(11.5)

Changes in Net Unrecognized Postretirement Benefit Costs	1.4	0.6	0.7	—
Income Tax Benefit (Expense)	(0.3)	(0.1)	(0.1)	0.1
Net of Taxes	1.1	0.5	0.6	0.1

Changes in Gain (Loss) on Cash Flow Hedges	0.1	0.1	—	—
Income Tax Benefit (Expense)	—	—	—	—
Net of Taxes	0.1	0.1	—	—

Total Other Comprehensive Income (Loss)	204.0	322.8	408.0	159.3
Total Income Tax Benefit (Expense)	(42.8)	(67.7)	(85.6)	(33.3)
Total Other Comprehensive Income (Loss), Net of Taxes	$161.2	$255.1	$322.4	$126.0

The components of AOCI at June 30, 2020 and December 31, 2019 were:

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Net Unrealized Gains on Investments, Net of Income Taxes:
No Credit Losses Recognized in Condensed Consolidated Statements of Income	$602.3	$439.4
Credit Losses Recognized in Condensed Consolidated Statements of Income	(2.9)	—
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(99.5)	(100.6)
Loss on Cash Flow Hedges, Net of Income Taxes	(2.6)	(2.7)
Accumulated Other Comprehensive Income	$497.3	$336.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2020 and 2019:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$26.4	$37.4	$10.5	$21.3
Impairment Losses	(19.0)	(10.3)	(7.0)	(6.7)
Total Before Income Taxes	7.4	27.1	3.5	14.6
Income Tax Expense	(1.6)	(5.7)	(0.8)	(3.1)
Reclassification from AOCI, Net of Income Taxes	5.8	21.4	2.7	11.5
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(1.4)	0.6	(0.7)	—
Income Tax Benefit (Expense)	0.3	(0.1)	0.1	0.1
Reclassification from AOCI, Net of Income Taxes	(1.1)	0.5	(0.6)	0.1
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.1)	0.1	—	—
Income Tax Benefit	—	—	—	—
Reclassification from AOCI, Net of Income Taxes	(0.1)	0.1	—	—
Total Reclassification from AOCI to Net Income	$4.6	$22.0	$2.1	$11.6

Note 9 - Shareholders’ Equity
Common Stock Repurchase
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of an additional $200 million of Kemper’s common stock, in addition to $133 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333 million as of May 6, 2020.
During the six months ended June 30, 2020, Kemper repurchased and retired 1.6 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $110.4 million and average cost per share of $68.29. Of the total shares repurchased, approximately 1.1 million were repurchased under a trading plan executed by Kemper under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended that was in effect through April 1, 2020 (“Trading Plan”).
During the three months ended June 30, 2020, Kemper repurchased and retired 0.1 million shares of its common stock in open market transactions under the Trading Plan and its share repurchase authorization for an aggregate cost of $9.2 million and average cost per share of $71.85.
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
Employee Stock Purchase Plan
During the second quarter of 2019, Kemper’s stockholders approved the adoption of the Kemper Employee Stock Purchase Plan (“ESPP”) and the reservation of 1,300,000 shares of Kemper’s common stock for issuance under the ESPP. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to purchase shares of common stock at a

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Shareholders’ Equity (continued)
discounted price through payroll deductions with the goal of enhancing employees’ sense of participation in the Company and further align employee interests with those of Kemper’s shareholders.
Under the ESPP, eligible employees may purchase shares of Kemper common stock through payroll deductions of between 1% and 10% of after-tax compensation each pay period, with a maximum participation of $25,000 annually. The shares are purchased at the end of each three-month offering period at a 15% discount from the closing market price as reported on the New York Stock Exchange on the last trading day of the offering period. The Company issued 13,291 shares under the plan on June 30, 2020 at a discounted price of $61.64 per share and 13,214 shares on March 31, 2020 at a discounted price of $63.21. Compensation costs charged against income were $0.3 million and $0.2 million for the six and three months ended June 30, 2020, respectively.
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
There were no unrecognized tax benefits at June 30, 2020 and December 31, 2019. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
During 2020, the IRS issued Notice 2020-23, which provided for the deferral of quarterly federal income tax payments, originally due April 15 and June 15, to July 15, 2020. Income taxes paid to state taxing authorities, net of refunds received, were $1.0 million for the six months ended June 30, 2020. Income taxes paid, net of refunds received, were $42.6 million for the six months ended June 30, 2019.
Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 8,510 participants and beneficiaries, of which 1,040 are active employees. Effective January 1, 2006 the Pension Plan was closed to new hires, and effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The components of Pension Income for the Pension Plan for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Interest Cost on Projected Benefit Obligation	$9.0	$11.2	$4.5	$5.7
Expected Return on Plan Assets	(14.7)	(15.3)	(7.4)	(7.7)
Amortization of Net Actuarial Loss	3.0	1.5	1.5	0.8
Total Pension Benefit Recognized	$(2.7)	$(2.6)	$(1.4)	$(1.2)

The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 650 retired and 520 active employees.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
The components of OPEB benefits for the OPEB Plans for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Service Cost	$0.1	$0.1	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.2	0.3	0.1	0.2
Amortization of Prior Service Credit	(0.7)	(0.7)	(0.4)	(0.4)
Amortization of Net Gain	(1.0)	(1.0)	(0.5)	(0.5)
Total OPEB Benefit Recognized	$(1.4)	$(1.3)	$(0.8)	$(0.7)

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
Earned Premiums by product line for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Specialty Property & Casualty Insurance:
Specialty Automobile	$1,443.0	$1,373.3	$689.8	$703.7
Commercial Automobile	138.5	122.0	69.2	62.3
Preferred Property & Casualty Insurance:
Personal Automobile	214.0	233.3	99.1	117.9
Homeowners	112.4	121.1	55.6	60.8
Other Personal Lines	18.1	19.7	8.9	9.8
Life & Health Insurance:
Life	192.9	192.8	95.7	97.0
Accident and Health	100.2	94.8	50.8	47.9
Property	32.6	34.4	16.2	17.2
Total Earned Premiums	$2,251.7	$2,191.4	$1,085.3	$1,116.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$1,581.5	$1,495.3	$759.0	766.0
Net Investment Income	45.7	50.4	16.9	28.9
Other Income	1.0	1.8	0.1	1.0
Total Specialty Property & Casualty Insurance	1,628.2	1,547.5	776.0	795.9
Preferred Property & Casualty Insurance:
Earned Premiums	344.5	374.1	163.6	$188.5
Net Investment Income	14.0	20.6	4.3	12.3
Other Income	0.1	—	0.1	—
Total Preferred Property & Casualty Insurance	358.6	394.7	168.0	200.8
Life & Health Insurance:
Earned Premiums	325.7	322.0	162.7	162.1
Net Investment Income	95.3	104.7	44.3	53.0
Other Income	0.6	2.7	0.5	1.6
Total Life & Health Insurance	421.6	429.4	207.5	216.7
Total Segment Revenues	2,408.4	2,371.6	1,151.5	1,213.4
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(46.2)	89.9	71.6	25.5
Net Realized Gains on Sales of Investments	28.2	37.4	11.7	21.3
Impairment Losses	(19.0)	(10.3)	(7.0)	(6.7)
Other	88.5	23.1	3.1	21.9
Total Revenues	$2,459.9	$2,511.7	$1,230.9	$1,275.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income before Income Taxes, for the six and three months ended June 30, 2020 and 2019 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Segment Operating Profit:
Specialty Property & Casualty Insurance	$159.5	$178.8	$84.5	79.4
Preferred Property & Casualty Insurance	23.8	9.7	0.8	$6.4
Life & Health Insurance	46.4	45.4	19.9	16.1
Total Segment Operating Profit	229.7	233.9	105.2	101.9
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	89.4	20.1	—	20.1
Other	(15.8)	(21.0)	(4.7)	(12.4)
Corporate and Other Operating Profit (Loss)	73.6	(0.9)	(4.7)	7.7
Adjusted Consolidated Operating Profit	303.3	233.0	100.5	109.6
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(46.2)	89.9	71.6	25.5
Net Realized Gains on Sales of Investments	28.2	37.4	11.7	21.3
Impairment Losses	(19.0)	(10.3)	(7.0)	(6.7)
Acquisition Related Transaction, Integration and Other Costs	(28.9)	(6.8)	(17.1)	(1.2)
Income before Income Taxes	$237.4	$343.2	$159.7	$148.5

Segment Net Operating Income, including a reconciliation to Net Income, for the six and three months ended June 30, 2020 and 2019 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$127.6	$142.3	$67.5	$62.7
Preferred Property & Casualty Insurance	19.3	8.0	0.9	5.2
Life & Health Insurance	38.4	36.4	16.1	13.3
Total Segment Net Operating Income	185.3	186.7	84.5	81.2
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	70.6	15.9	—	15.9
Other	(13.8)	(12.2)	(5.3)	(5.6)
Total Corporate and Other Net Operating Income (Loss)	56.8	3.7	(5.3)	10.3
Adjusted Consolidated Net Operating Income	242.1	190.4	79.2	91.5
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(36.5)	71.0	56.6	20.1
Net Realized Gains on Sales of Investments	22.3	29.5	9.3	16.8
Impairment Losses	(15.0)	(8.1)	(5.5)	(5.3)
Acquisition Related Transaction, Integration and Other Costs	(22.8)	(5.4)	(13.5)	(1.0)
Net Income	$190.1	$277.4	$126.1	$122.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheet at June 30, 2020 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$147.2	$564.4	$—	$—	$711.6
States and Political Subdivisions	—	1,508.1	—	—	1,508.1
Foreign Governments	—	5.0	—	—	5.0
Corporate Securities:
Bonds and Notes	—	3,872.0	452.3	—	4,324.3
Redeemable Preferred Stock	—	1.3	5.4	—	6.7
Collateralized Loan Obligations	—	711.1	—	—	711.1
Other Mortgage- and Asset-backed	—	203.3	10.3	—	213.6
Total Investments in Fixed Maturities	147.2	6,865.2	468.0	—	7,480.4
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	40.5	—	—	40.5
Other Industries	—	14.0	—	—	14.0
Common Stocks:
Finance, Insurance and Real Estate	7.9	—	—	—	7.9
Other Industries	0.5	—	—	—	0.5
Other Equity Interests:
Exchange Traded Funds	445.5	—	—	—	445.5
Limited Liability Companies and Limited Partnerships	—	—	—	274.9	274.9
Total Investments in Equity Securities at Fair Value	453.9	54.5	—	274.9	783.3
Convertible Securities at Fair Value	—	35.0	—	—	35.0
Total	$601.1	$6,954.7	$468.0	$274.9	$8,298.7

At June 30, 2020, the Company had unfunded commitments to invest an additional $143.9 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at June 30, 2020.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$222.0	1.3%	-	9.6%	4.0%
Non-investment-grade:
Senior Debt	Market Yield	139.9	2.4	-	20.5	10.0
Junior Debt	Market Yield	78.0	8.9	-	21.5	14.3
Other	Various	28.1
Total Level 3 Fixed Maturity Investments		$468.0

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2020 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$409.1	$—	$6.7	$618.2	$10.2	$1,044.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(5.0)	—	—	(0.3)	—	(5.3)
Included in Other Comprehensive Income (Loss)	(6.1)	0.1	(0.1)	(9.4)	0.4	(15.1)
Purchases	80.6	0.6	—	53.5	—	134.7
Settlements	—	—	—	—	(0.1)	(0.1)
Sales	(33.7)	—	—	(26.4)	(0.2)	(60.3)
Transfers into Level 3	7.4	—	—	—	—	7.4
Transfers out of Level 3	—	(0.7)	(1.2)	(635.6)	—	(637.5)
Balance at End of Period	$452.3	$—	$5.4	$—	$10.3	$468.0

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2020 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$390.6	$0.7	$6.7	$77.9	$9.4	$485.3
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(2.3)	—	—	—	—	(2.3)
Included in Other Comprehensive Income (Loss)	18.7	—	(0.1)	0.1	1.0	19.7
Purchases	53.4	—	—	(0.1)	—	53.3
Settlements	—	—	—	—	(0.1)	(0.1)
Sales	(15.5)	—	—	—	—	(15.5)
Transfers into Level 3	7.4	—	—	—	—	7.4
Transfers out of Level 3	—	(0.7)	(1.2)	(77.9)	—	(79.8)
Balance at End of Period	$452.3	$—	$5.4	$—	$10.3	$468.0
There was $637.5 million in transfers out of Level 3 for the six months ended June 30, 2020. The transfers out of Level 3 were due to primarily to changes in the availability of market observable inputs due to change in pricing provider.

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
There were $1.6 million transfers out of Level 3 were for the six months ended June 30, 2019. The transfers into Level 3 were due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	June 30, 2020		December 31, 2019
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$301.0	$301.0	$305.6	$612.4
Short-term Investments	154.2	154.2	470.9	470.9
Mortgage Loans	30.7	30.7	27.5	27.5
Financial Liabilities:
Debt	$777.7	$824.1	$778.4	$820.2
Policyholder Contract Liabilities	454.3	454.3	243.4	243.4

The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. Effective June 30, 2020, the Company revised its method of estimating the fair value of loans to policyholders. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value measurement of Mortgage Loans is estimated using inputs that are considered Level 2 measurements. The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Contract Liabilities consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

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
Over the last decade there have been multiple initiatives that intend, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which include legislation, audits, regulatory examinations and litigation, seek to alter the terms of life insurance contracts by imposing requirements that did not exist and were not contemplated at the time the issuing companies entered into such contracts.
In 2016, the Company voluntarily began implementing a comprehensive process to compare the life insurance records of its life insurance subsidiaries against one or more death verification databases to determine if any of its insureds may be deceased; the process is continuing.
Attempts to estimate the ultimate outcomes of the aforementioned initiatives entail uncertainties including but not limited to the (i) scope and interpretation of pertinent statutes, including the matching criteria and methodologies to be used in comparing policy records against a death verification database, (ii) universe of policies affected, (iii) results of audits, examinations and other actions by regulators, (iv) results of the Company’s voluntary process, and (v) outcomes of any related litigation.
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

KCSI pursued confirmation and enforcement of the Final Award in U.S. District Court in Texas. In September 2018, the Texas district court issued an Amended Final Judgment that confirmed the Arbitration Award in favor of KCSI and entered judgment against CSC in the total amount of $141.7 million. CSC appealed the district court’s ruling to the U.S. Court of Appeals for the Fifth Circuit. On January 10, 2020, the Fifth Circuit Court of Appeals issued a unanimous opinion affirming the district court’s ruling in favor of KCSI.

During the pendency of the district court and appellate proceedings, CSC paid Kemper $35.7 million in September 2018 and an additional $20.1 million in April 2019 in partial satisfaction of the final judgment. The Company recognized such payments in Other Income in its Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2019, respectively. In February 2020, following the Fifth Circuit Court of Appeals’ ruling, Kemper received $89.4 million in satisfaction of the remaining balance due on the judgment. The Company recognized such payment in Other Income in its Condensed Consolidated Statement of Income for the six months ended June 30, 2020.

Note 15 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $133.5 million in assets managed by FS&C at June 30, 2020 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $190.1 million ($2.88 per unrestricted common share) for the six months ended June 30, 2020, compared to $277.4 million ($4.25 per unrestricted common share) for the same period in 2019.
Net Income was $126.1 million ($1.93 per unrestricted common share) for the three months ended June 30, 2020, compared to $122.1 million ($1.87 per unrestricted common share) for the same period in 2019.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company's results of operations. The Company incurred additional expenses associated with COVID-19 and related economic conditions. The Company’s investment results were also negatively impacted by the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1and Item 1A., Risk Factors, of Part II of this Quarterly Report on Form 10-Q.

As part of the Company’s response to the COVID-19 pandemic, personal automobile policyholders who had a policy in force at the end of April, May, and June 2020 received premium credits in the following month. The total premium credits were approximately $100 million and recognized as a reduction to earned premiums in the Company’s Condensed Consolidated Statements of Income for the six and three months ended June 30, 2020. The credits were applied directly to the policyholder's receivable. If a policyholder had paid in full, the policyholder received a refund of the credited amounts.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the six and three months ended June 30, 2020 and 2019 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2020	Jun 30, 2019	Increase (Decrease)	Jun 30, 2020	Jun 30, 2019	Increase (Decrease)
Net Income	$190.1	$277.4	$(87.3)	$126.1	$122.1	$4.0
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(36.5)	71.0	(107.5)	56.6	20.1	36.5
Net Realized Gains on Sales of Investments	22.3	29.5	(7.2)	9.3	16.8	(7.5)
Impairment Losses	(15.0)	(8.1)	(6.9)	(5.5)	(5.3)	(0.2)
Acquisition Related Transaction, Integration and Other Costs	(22.8)	(5.4)	(17.4)	(13.5)	(1.0)	(12.5)
Adjusted Consolidated Net Operating Income	$242.1	$190.4	$51.7	$79.2	$91.5	$(12.3)

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Specialty Property & Casualty Insurance	$127.6	$142.3	$(14.7)	67.5	62.7	4.8
Preferred Property & Casualty Insurance	19.3	8.0	11.3	0.9	5.2	(4.3)
Life & Health Insurance	38.4	36.4	2.0	16.1	13.3	2.8
Total Segment Net Operating Income	185.3	186.7	(1.4)	84.5	81.2	3.3
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	70.6	15.9	54.7	—	15.9	(15.9)
Other	(13.8)	(12.2)	(1.6)	(5.3)	(5.6)	0.3
Corporate and Other Net Operating Income (Loss)	56.8	3.7	53.1	(5.3)	10.3	(15.6)
Adjusted Consolidated Net Operating Income	$242.1	$190.4	$51.7	$79.2	$91.5	$(12.3)

Summary of Results (continued)
Net Income
Net Income decreased by $87.3 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to lower investment results and higher acquisition related transaction, integration and other costs, partially offset by higher Adjusted Consolidated Net Operating Income. Adjusted Consolidated Net Operating Income increased by $51.7 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to higher Corporate and Other Net Operating Income and Preferred Property & Casualty Insurance Segment Net Operating Income, partially offset by lower Specialty Property & Casualty Segment Insurance Net Operating Income. Preferred Property & Casualty Insurance Segment Net Operating Income increased by $11.3 million due primarily to lower underlying losses and LAE and catastrophe losses and LAE (excluding loss and LAE reserve development), partially offset by adverse prior year loss and LAE development and lower net investment income. Specialty Property & Casualty Insurance Segment Net Operating Income decreased by $14.7 million driven primarily by premium credits of $87.3 million, adverse loss and LAE reserve development and higher insurance expenses, offset by lower underlying losses and LAE. See MD&A, “Preferred Property & Casualty Insurance” and “Specialty Property & Casualty Insurance” for additional discussion of each respective segment’s results. Corporate and Other Net Operating Income increased due primarily to a gain recognized in 2020 for the satisfaction of the remaining balance of a final judgment against CSC. The Company’s investment results were adversely impacted in 2020, compared to 2019, by a $107.5 million after-tax decrease from the change in fair value of the equity and convertible securities, a $6.9 million after-tax increase from impairment losses and a $7.2 million after-tax decrease from net realized gains on sales of investments. See MD&A, “Investment Results,” for additional discussion.
Net Income increased by $4.0 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to higher investment results and higher Segment Net Operating Income, partially offset by higher acquisition related transaction, integration and other costs. Adjusted Consolidated Net Operating Income decreased $12.3 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to an after-tax gain of $15.9 million recognized in the second quarter of 2019 related to the partial satisfaction of the final judgment against CSC and lower Preferred Property and Casualty Insurance Segment Net Operating Income, partially offset by higher Specialty Property and Casualty Insurance Segment Net Operating Income. Specialty Property & Casualty Insurance Segment Net Operating Income increased by $4.8 million due primarily to an improvement in incurred losses and LAE (excluding reserve development), partially offset by premium credits of $87.3 million. See MD&A, “Specialty Property & Casualty Insurance,” for additional discussion of the segment’s results.
Revenues
Earned Premiums were $2,251.7 million for the six months ended June 30, 2020, compared to $2,191.4 million for the same period in 2019, an increase of $60.3 million. Earned Premiums for the six months ended June 30, 2020 included a reduction for COVID-19 related premium credits. Excluding the impact of the premium credits, Earned Premiums increased by $160.3 million for the six months ended June 30, 2020, compared to the same period in 2019. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $86.2 million for the six months ended June 30, 2020, or an increase of $173.5 million after excluding the impact of premium credits. Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $29.6 million for the six months ended June 30, 2020, or a decrease of $16.9 million after excluding the impact of premium credits. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,085.3 million for the three months ended June 30, 2020, compared to $1,116.6 million for the same period in 2019, a decrease of $31.3 million. Earned Premiums for the three months ended June 30, 2020 included a reduction for COVID-19 related premium credits. Excluding the impact of the premium credits, Earned Premiums for the three months ended June 30, 2020 increased by $68.7 million, compared to the same period in 2019. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $7.0 million for the three months ended June 30, 2020, or an increase of $80.3 million after excluding the impact of the premium credits. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $24.9 million for the three months ended June 30, 2020, or a decrease of $12.2 million after excluding the impact of the premium credits. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $25.3 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to a lower rate of return from Alternative Investments, lower yields on fixed income securities, and higher investment expenses. Net Investment Income from Alternative Investments related to Equity Method Limited Liability Investments decreased by $9.9 million. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $2.8 million.

Summary of Results (continued)
Net Investment Income decreased by $28.2 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to lower rate of return from Alternative Investments, lower yields on fixed income securities, and higher investment expenses, partially offset by higher levels of investments in fixed income securities. Net Investment Income from Alternative Investments related to Equity Method Limited Liability Investments decreased by $15.3 million due primarily to a lower rate of return. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $4.0 million.
Other Income was $91.8 million for the six months ended June 30, 2020, compared to $24.6 million for the same period in 2019. Other Income for the six months ended June 30, 2020 includes a gain of $89.4 million related to the satisfaction of the remaining balance of a final judgment against CSC. Other Income for the six months ended June 30, 2019 includes a gain of $20.1 million related to the partial satisfaction of a final judgment against CSC. See Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements.
Other Income was $1.5 million for the three months ended June 30, 2020, compared to $22.7 million for the same period in 2019. Other income for the three months ended June 30, 2019 includes a gain of $20.1 million related to the partial satisfaction of a final judgment against CSC. See Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements.
Net Realized Gains on Sales of Investments were $28.2 million for the six months ended June 30, 2020, compared to $37.4 million for the same period in 2019. Net Realized Gains on Sales of Investments were $11.7 million for the three months ended June 30, 2020, compared to $21.3 million for the same period in 2019.
Impairment Losses were $19.0 million for the six months ended June 30, 2020, compared to $10.3 million for the same period in 2019. Impairment Losses were $7.0 million for the three months ended June 30, 2020, compared to $6.7 million for the same period in 2019.
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
Adjusted Consolidated Net Operating Income
Adjusted Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Net Income the after-tax impact of:

(i)	Income (Loss) from Change in Fair Value of Equity and Convertible Securities;

(ii)	Net Realized Gains on Sales of Investments;

(iii)	Impairment Losses;

(iv)	Acquisition Related Transaction, Integration and Other Costs;

(v)	Loss from Early Extinguishment of Debt; and

(vi)	Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the six and three months ended June 30, 2020 or 2019.
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

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Premiums Written	$1,692.1	$1,613.8	$780.9	$804.7
Earned Premiums	$1,581.5	$1,495.3	$759.0	$766.0
Net Investment Income	45.7	50.4	16.9	28.9
Other Income	1.0	1.8	0.1	1.0
Total Revenues	1,628.2	1,547.5	776.0	795.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,135.6	1,123.5	515.8	579.2
Catastrophe Losses and LAE	4.7	5.0	4.5	4.4
Prior Years:
Non-catastrophe Losses and LAE	14.9	(26.9)	9.6	(8.6)
Catastrophe Losses and LAE	0.2	0.1	—	(0.1)
Total Incurred Losses and LAE	1,155.4	1,101.7	529.9	574.9
Insurance Expenses	313.3	265.7	161.2	140.9
Other Expenses	—	1.3	0.4	0.7
Operating Profit	159.5	178.8	84.5	79.4
Income Tax Expense	(31.9)	(36.5)	(17.0)	(16.7)
Segment Net Operating Income	$127.6	$142.3	$67.5	$62.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.9%	75.2%	67.9%	75.6%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.6	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.9	(1.8)	1.3	(1.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	73.1	73.7	69.8	75.1
Insurance Expense Ratio	19.8	17.8	21.2	18.4
Combined Ratio	92.9%	91.5%	91.0%	93.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	71.9%	75.2%	67.9%	75.6%
Insurance Expense Ratio	19.8	17.8	21.2	18.4
Underlying Combined Ratio	91.7%	93.0%	89.1%	94.0%
Non-GAAP Measure Reconciliation
Combined Ratio	92.9%	91.5%	91.0%	93.5%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.6	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.9	(1.8)	1.3	(1.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	91.7%	93.0%	89.1%	94.0%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Insurance Reserves:
Non-Standard Automobile	$1,252.6	$1,321.9
Commercial Automobile	221.0	229.1
Insurance Reserves	$1,473.6	$1,551.0
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$667.9	$730.0
Incurred But Not Reported	660.8	672.2
Total Loss and LAE Reserves	1,328.7	1,402.2
Unallocated LAE Reserves	144.9	148.8
Insurance Reserves	$1,473.6	$1,551.0
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
Overall
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $127.6 million for the six months ended June 30, 2020, compared to $142.3 million for the same period in 2019. Segment Net Operating Income decreased by $14.7 million due primarily to the impact of adverse loss reserve development and lower net investment income, partially offset by lower underlying loss and LAE as a percentage of earned premiums. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $86.2 million for the six months ended June 30, 2020, compared to the same period in 2019, driven primarily by higher volume, partially offset by the impact of premium credits of $87.3 million issued to policyholders during the second quarter of 2020. Both of the segment’s product lines had higher volume, although the overall impact on earned premiums was driven primarily by specialty personal automobile insurance.
Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $4.7 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to a lower rate of return on Alternative Investments, partially offset by higher levels of investments in fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 71.9% in 2020, an improvement of 3.3 percentage points, compared to 2019, due primarily to improvements in frequency. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $4.7 million in 2020, compared to $5.0 million in 2019, an improvement of $0.3 million. Adverse loss and LAE reserve development (including catastrophe reserve development) was $15.1 million in 2020, compared to favorable development of $26.8 million in 2019.
Insurance expenses were $313.3 million, or 19.8% of earned premiums, in 2020, a deterioration of 2.0 percentage points compared to 2019, driven primarily by bad debt. Excluding the impact of premium credits, Insurance expenses were 18.8% of earned premiums in 2020.

Specialty Property & Casualty Insurance (continued)
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $67.5 million for the three months ended June 30, 2020, compared to $62.7 million for the same period in 2019. Segment Net Operating Income improved by $4.8 million in 2020 due primarily to higher premium volume and an improvement in underlying losses and LAE , partially offset by premium credits of $87.3 million and the impact of adverse reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $7.0 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to the impact of premium credits of $87.3 million issued to policyholders during the second quarter of 2020, partially offset by higher volume. While both of the segment’s product lines had higher volume, the overall impact on earned premiums was driven primarily by specialty personal automobile insurance.
Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $12.0 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to a lower rate of return on Alternative Investments and lower yields on fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 67.9% in 2020, an improvement of 7.7 percentage points, compared to 2019, driven primarily by improvements in both commercial automobile insurance and specialty personal automobile insurance. Catastrophe losses and LAE (excluding reserve development) were $4.5 million in 2020, compared to $4.4 million in 2019. Adverse Loss and LAE reserve development (including catastrophe reserve development) was $9.6 million in 2020, compared to favorable development of $8.7 million in 2019.
Insurance expenses were $161.2 million, or 21.2% of earned premiums in 2020, a deterioration of 2.8 percentage points compared to 2019, driven primarily by the impact of premium credits on the ratio and higher bad debt expense from extended grace periods due to COVID-19. Excluding the impact of premium credits, Insurances expenses were 19.0% of earned premiums in 2020.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Premiums Written	$1,530.8	$1,476.7	$700.5	$734.5
Earned Premiums	$1,443.0	$1,373.3	$689.8	$703.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,048.4	$1,035.8	$472.4	$537.0
Catastrophe Losses and LAE	4.4	4.6	4.2	4.1
Prior Years:
Non-catastrophe Losses and LAE	29.0	(18.1)	11.2	(3.7)
Catastrophe Losses and LAE	0.3	0.1	0.1	—
Total Incurred Losses and LAE	$1,082.1	$1,022.4	$487.9	$537.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.7%	75.4%	68.5%	76.3%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.6	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	2.0	(1.3)	1.6	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	75.0%	74.4%	70.7%	76.4%
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on specialty personal automobile insurance increased by $69.7 million for the six months ended June 30, 2020, compared to the same period in 2019, due to higher volume, partially offset by premium credits of $83.7 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $1,082.1 million, or 75.0% of earned premiums in 2020, compared to $1,022.4 million, or 74.4% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to the impact of adverse reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 72.7% in 2020, compared to 75.4% in 2019, an improvement of 2.7 percentage points due primarily to improvements in frequency. Catastrophe losses and LAE (excluding reserve development) were $4.4 million in 2020, compared to $4.6 million in 2019. Adverse Loss and LAE reserve development was $29.3 million in 2020, compared to favorable development of $18.0 million in 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on specialty personal automobile insurance decreased by $13.9 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to premium credits issued to policy holders during the second quarter of 2020, partially offset by higher volume. Incurred losses and LAE were $487.9 million, or 70.7% of earned premiums in 2020, compared to $537.4 million, or 76.4% of earned premiums in 2019. Incurred losses and LAE as a percentage of earned premiums showed improvement due primarily to lower underlying losses and LAE, partially offset by an adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 68.5% in 2020, compared to 76.3% in 2019, an improvement of 7.8 percentage points, due primarily to improvements in frequency, offset by the impact of premium credits on the ratio. Catastrophe losses and LAE (excluding reserve development) were $4.2 million in 2020, compared to $4.1 million in 2019. Adverse Loss and LAE reserve development was $11.3 million in 2020, compared to favorable development of $3.7 million in 2019.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Premiums Written	$161.3	$137.1	$80.4	$70.2
Earned Premiums	$138.5	$122.0	$69.2	$62.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$87.2	$87.7	$43.4	$42.2
Catastrophe Losses and LAE	0.3	0.4	0.3	0.3
Prior Years:
Non-catastrophe Losses and LAE	(14.1)	(8.8)	(1.6)	(4.9)
Catastrophe Losses and LAE	(0.1)	—	(0.1)	(0.1)
Total Incurred Losses and LAE	$73.3	$79.3	$42.0	$37.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	63.0%	71.9%	62.7%	67.7%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.3	0.4	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	(10.2)	(7.2)	(2.3)	(7.9)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	(0.1)
Total Incurred Loss and LAE Ratio	52.9%	65.0%	60.7%	60.2%
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on commercial automobile insurance increased by $16.5 million for the six months ended June 30, 2020, compared to the same period in 2019, due to higher volume, partially offset by premium credits of $3.6 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $73.3 million, or 52.9% of earned premiums in 2020, compared to $79.3 million, or 65.0% of earned premiums in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower underlying losses and LAE as a percentage of earned premiums as well as favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 63.0% in 2020, compared to 71.9% in 2019, an improvement of 8.9 percentage points due primarily to a improvements in frequency. Favorable loss and LAE reserve development was $14.2 million in 2020, compared to $8.8 million in 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on commercial automobile insurance increased by $6.9 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to higher volume, partially offset by premium credits issued to policyholders during the second quarter of $3.6 million. Incurred losses and LAE were $42.0 million, or 60.7% of earned premiums in 2020, compared to $37.5 million, or 60.2% of earned premiums in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable reserve development in 2020, compared to 2019, partially offset by an improvement in underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 62.7% in 2020, compared to 67.7% in 2019, an improvement of 5.0 percentage points due primarily to improvements in frequency. Favorable loss and LAE reserve development was $1.7 million in 2020, compared to $5.0 million in 2019.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Premiums Written	$325.6	$377.1	$161.5	$197.5
Earned Premiums	$344.5	$374.1	$163.6	$188.5
Net Investment Income	14.0	20.6	4.3	12.3
Other Income	0.1	—	0.1	—
Total Revenues	358.6	394.7	168.0	200.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	191.0	239.9	82.5	119.1
Catastrophe Losses and LAE	25.4	39.2	20.6	22.6
Prior Years:
Non-catastrophe Losses and LAE	4.9	(9.4)	8.2	(4.3)
Catastrophe Losses and LAE	(0.7)	0.1	0.4	(0.9)
Total Incurred Losses and LAE	220.6	269.8	111.7	136.5
Insurance Expenses	114.2	115.2	55.5	57.9
Operating Profit	23.8	9.7	0.8	6.4
Income Tax Expense	(4.5)	(1.7)	0.1	(1.2)
Segment Net Operating Income	$19.3	$8.0	$0.9	$5.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	55.4%	64.1%	50.5%	63.2%
Current Year Catastrophe Losses and LAE Ratio	7.4	10.5	12.6	12.0
Prior Years Non-catastrophe Losses and LAE Ratio	1.4	(2.5)	5.0	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	—	0.2	(0.5)
Total Incurred Loss and LAE Ratio	64.0	72.1	68.3	72.4
Insurance Expense Ratio	33.1	30.8	33.9	30.7
Combined Ratio	97.1%	102.9%	102.2%	103.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	55.4%	64.1%	50.5%	63.2%
Insurance Expense Ratio	33.1	30.8	33.9	30.7
Underlying Combined Ratio	88.5%	94.9%	84.4%	93.9%
Non-GAAP Measure Reconciliation
Combined Ratio	97.1%	102.9%	102.2%	103.1%
Less:
Current Year Catastrophe Losses and LAE Ratio	7.4	10.5	12.6	12.0
Prior Years Non-catastrophe Losses and LAE Ratio	1.4	(2.5)	5.0	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	—	0.2	(0.5)
Underlying Combined Ratio	88.5%	94.9%	84.4%	93.9%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2020		Jun 30, 2019
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	27	$25.4	25	$21.4
$5 - $10	—	—	1	5.3
$10 - $15	—	—	1	12.5
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	27	$25.4	27	$39.2
Insurance Reserves

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Insurance Reserves:
Preferred Automobile	$252.8	$262.3
Homeowners	99.5	95.3
Other	25.7	30.9
Insurance Reserves	$378.0	$388.5
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$230.7	$241.3
Incurred But Not Reported	119.6	118.8
Total Loss and LAE Reserves	350.3	360.1
Unallocated LAE Reserves	27.7	28.4
Insurance Reserves	$378.0	$388.5
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
Overall
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $19.3 million for the six months ended June 30, 2020, compared to $8.0 million for the same period in 2019. Segment Net Operating Income increased by $11.3 million due primarily to lower underlying losses and LAE and catastrophe losses and LAE (excluding loss and LAE reserve development), partially offset by adverse loss and LAE reserve development and lower net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $29.6 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to lower volume and the impact of premium credits of $12.7 million issued to automobile policyholders during the second quarter of 2020. All lines experienced an overall decline in volume, although the overall impact was driven primarily by preferred personal automobile insurance.

Preferred Property & Casualty Insurance (continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $6.6 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to a lower rate of return on Alternative Investments, lower dividend income on Equity Securities and lower yields on fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 55.4% in 2020, an improvement of 8.7 percentage points, compared to 2019. Catastrophe losses and LAE (excluding reserve development) were $25.4 million in 2020, compared to $39.2 million in 2019, a decrease of $13.8 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to lower severity of catastrophic events in 2020, compared to 2019. There were no catastrophic events above $5 million in 2020, compared to two catastrophic events above $5 million in 2019. Adverse loss and LAE reserve development (including catastrophe reserve development) was $4.2 million in 2020, compared to favorable development of $9.3 million in 2019.
Insurance expenses were $114.2 million, or 33.1% of earned premiums in 2020, a deterioration of 2.3% percentage points compared to 2019. Excluding the impact of premium credits, insurances expenses were 32.0% of earned premiums.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $0.9 million for the three months ended June 30, 2020, compared to $5.2 million for the same period in 2019. Segment Net Operating Income decreased by $4.3 million due primarily to adverse loss and LAE reserve development and lower net investment income, partially offset by lower underlying losses and LAE.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $24.9 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to declining volumes and the impact of premium credits of $12.7 million issued to automobile policyholders during the second quarter of 2020. All lines experienced declines in volume, although the overall impact on Earned Premiums was driven primarily by preferred personal automobile insurance.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $8.0 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to a lower rate of return on Alternative Investments, lower dividend income on Equity Securities and lower yields on fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 50.5% in 2020, an improvement of 12.7 percentage points, compared to 2019, driven primarily by lower underlying losses and LAE as a percentage of earned premiums in preferred personal automobile insurance and homeowners insurance. Catastrophe losses and LAE (excluding reserve development) were $20.6 million in 2020, compared to $22.6 million in 2019, an improvement of $2.0 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to no catastrophic events in the $5 million to $10 million per event range in 2020, compared to one event in 2019. Adverse loss and LAE reserve development (including catastrophe reserve development) was $8.6 million in 2020, compared to favorable development of $5.2 million in 2019.
Insurance expenses were $55.5 million, or 33.9% of earned premiums, in 2020, a deterioration of 3.2 percentage points compared to 2019. Excluding the impact of premium credits, insurances expenses were 31.5% of earned premiums.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Premiums Written	$201.5	$239.9	$95.6	$123.4
Earned Premiums	$214.0	$233.3	$99.1	$117.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$129.7	$163.1	$53.8	$82.9
Catastrophe Losses and LAE	2.2	4.2	2.0	1.7
Prior Years:
Non-catastrophe Losses and LAE	11.9	(4.9)	9.7	(3.7)
Catastrophe Losses and LAE	(0.4)	(0.1)	(0.3)	—
Total Incurred Losses and LAE	$143.4	$162.3	$65.2	$80.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	60.6%	69.9%	54.3%	70.3%
Current Year Catastrophe Losses and LAE Ratio	1.0	1.8	2.0	1.4
Prior Years Non-catastrophe Losses and LAE Ratio	5.6	(2.1)	9.8	(3.1)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	—	(0.3)	—
Total Incurred Loss and LAE Ratio	67.0%	69.6%	65.8%	68.6%
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on preferred automobile insurance decreased by $19.3 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to lower volume and the impact of premium credits of $12.7 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $143.4 million, or 67.0% of earned premiums, in 2020, compared to $162.3 million, or 69.6% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to an improvement in the underlying loss and LAE ratio, partially offset by an adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 60.6% in 2020, compared to 69.9% in 2019, an improvement of 9.3 percentage points due primarily to lower claim frequency in 2020. Catastrophe losses and LAE (excluding reserve development) were $2.2 million in 2020, compared to $4.2 million in 2019. Adverse loss and LAE reserve development was $11.5 million in 2020, compared to favorable development of $5.0 million in 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on preferred automobile insurance decreased by $18.8 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to the impact of premium credits of $12.7 million issued to policyholders during the second quarter of 2020 and lower volume. Incurred losses and LAE were $65.2 million, or 65.8% of earned premiums, in 2020, compared to $80.9 million, or 68.6% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums, partially offset by an adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 54.3% in 2020, compared to 70.3% in 2019, an improvement of 16.0 percentage points due primarily to lower claim frequency in 2020. Catastrophe losses and LAE (excluding reserve development) were $2.0 million in 2020, compared to $1.7 million in 2019. Adverse loss and LAE reserve development was $9.4 million in 2020, compared to favorable development of $3.7 million in 2019.

Preferred Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Premiums Written	$107.1	$118.3	$57.2	$64.2
Earned Premiums	$112.4	$121.1	$55.6	60.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$54.1	$67.4	$25.4	$31.6
Catastrophe Losses and LAE	22.7	34.4	18.2	20.6
Prior Years:
Non-catastrophe Losses and LAE	(5.1)	(0.2)	(0.8)	0.9
Catastrophe Losses and LAE	(0.1)	—	0.6	(1.0)
Total Incurred Losses and LAE	$71.6	$101.6	$43.4	$52.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	48.1%	55.7%	45.7%	51.9%
Current Year Catastrophe Losses and LAE Ratio	20.2	28.4	32.7	33.9
Prior Years Non-catastrophe Losses and LAE Ratio	(4.5)	(0.2)	(1.4)	1.5
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	1.1	(1.6)
Total Incurred Loss and LAE Ratio	63.7%	83.9%	78.1%	85.7%
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums in homeowners insurance decreased by $8.7 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to lower volume. Incurred losses and LAE were $71.6 million, or 63.7% of earned premiums, in 2020, compared to $101.6 million, or 83.9% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss and LAE reserve development) and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 48.1% in 2020, compared to 55.7% in 2019, an improvement of 7.6 percentage points. Catastrophe losses and LAE (excluding reserve development) were $22.7 million in 2020, compared to $34.4 million in 2019. Favorable Loss and LAE reserve development was $5.2 million in 2020, compared to $0.2 million in 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums in homeowners insurance decreased by $5.2 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to lower volume. Incurred losses and LAE were $43.4 million, or 78.1% of earned premiums in 2020, compared to $52.1 million, or 85.7% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss and LAE reserve development) and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 45.7% in 2020, compared to 51.9% in 2019, an improvement of 6.2 percentage points. Catastrophe losses and LAE (excluding reserve development) were $18.2 million in 2020, compared to $20.6 million in 2019. Favorable Loss and LAE reserve development was $0.2 million in 2020, compared to $0.1 million in 2019.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net Premiums Written	$17.0	$18.9	$8.7	$9.9
Earned Premiums	$18.1	$19.7	$8.9	$9.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$7.2	$9.4	$3.3	$4.6
Catastrophe Losses and LAE	0.5	0.6	0.4	0.3
Prior Years:
Non-catastrophe Losses and LAE	(1.9)	(4.3)	(0.7)	(1.5)
Catastrophe Losses and LAE	(0.2)	0.2	0.1	0.1
Total Incurred Losses and LAE	$5.6	$5.9	$3.1	$3.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	39.7%	47.7%	37.1%	46.9%
Current Year Catastrophe Losses and LAE Ratio	2.8	3.0	4.5	3.1
Prior Years Non-catastrophe Losses and LAE Ratio	(10.5)	(21.8)	(7.9)	(15.3)
Prior Years Catastrophe Losses and LAE Ratio	(1.1)	1.0	1.1	1.0
Total Incurred Loss and LAE Ratio	30.9%	29.9%	34.8%	35.7%
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on other personal insurance decreased by $1.6 million for the six months ended June 30, 2020, compared to the same period in 2019. Incurred losses and LAE were $5.6 million, or 30.9% of earned premiums, in 2020, compared to $5.9 million, or 29.9% of earned premiums, in 2019. Underlying losses and LAE as a percentage of earned premiums were 39.7% in 2020, compared to 47.7% in 2019, an improvement of 8.0 percentage points. Catastrophe losses and LAE (excluding reserve development) were $0.5 million in 2020, compared to $0.6 million in 2019. Favorable loss and LAE reserve development was $2.1 million in 2020, compared to $4.1 million in 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums on other personal insurance decreased by $0.9 million for the three months ended June 30, 2020, compared to the same period in 2019. Incurred losses and LAE were $3.1 million, or 34.8% of earned premiums, in 2020, compared to $3.5 million, or 35.7% of earned premiums, in 2019. Underlying losses and LAE as a percentage of earned premiums were 37.1% in 2020, compared to 46.9% in 2019, an improvement of 9.8 percentage points due primarily to normal period to period volatility. Catastrophe losses and LAE (excluding reserve development) were $0.4 million in 2020, compared to $0.3 million in 2019. Favorable loss and LAE reserve development was $0.6 million in 2020, compared to $1.4 million in 2019.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Earned Premiums	$325.7	$322.0	$162.7	$162.1
Net Investment Income	95.3	104.7	44.3	53.0
Other Income	0.6	2.7	0.5	1.6
Total Revenues	421.6	429.4	207.5	216.7
Policyholders’ Benefits and Incurred Losses and LAE	206.6	218.9	105.9	113.5
Insurance Expenses	168.6	165.1	81.7	87.1
Operating Profit	46.4	45.4	19.9	16.1
Income Tax Expense	(8.0)	(9.0)	(3.8)	(2.8)
Segment Net Operating Income	$38.4	$36.4	$16.1	$13.3
Insurance Reserves

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Insurance Reserves:
Future Policyholder Benefits	$3,407.0	$3,385.3
Incurred Losses and LAE Reserves:
Life	61.6	89.2
Accident and Health	29.1	27.5
Property	3.8	3.3
Total Incurred Losses and LAE Reserves	94.5	120.0
Insurance Reserves	$3,501.5	$3,505.3
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. The Company reduced its estimate of the initial impact of using death verification databases by $21.0 million during the second half of 2019 and $4.5 million and $4.8 million during the first and second quarters of 2020, respectively.

Overall
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums in the Life & Health Insurance segment increased by $3.7 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to higher sales of accident and health insurance products and a reduction in the estimated return premium reserve for insurance products subject to minimum loss ratio (“MLR”).
Net Investment Income decreased by $9.4 million in 2020, compared to 2019, due primarily to lower returns on Alternative Investments and lower yields on fixed income securities, partially offset by higher levels of investments in fixed income securities and a change in the Company’s presentation of COLI income. Beginning in 2020, the Company changed its presentation of COLI income by presenting such income in Net Investment Income. Prior to the change, COLI income was presented in Other Income. Other Income decreased by $2.1 million in 2020, compared to 2019 due primarily to the change in presentation of COLI income.

Life and Health Insurance (continued)
Policyholders’ Benefits and Incurred Losses and LAE decreased by $12.3 million in 2020, compared to 2019, due primarily to a $9.3 million reduction to the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations, lower frequency of accident and health insurance claims and lower frequency of property insurance claims, partially offset by higher mortality for life insurance claims due primarily to COVID-19. Insurance Expenses in the Life & Health Insurance segment increased by $3.5 million in 2020, compared to 2019, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $38.4 million for the six months ended June 30, 2020, compared to $36.4 million in 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned Premiums in the Life & Health Insurance segment increased by $0.6 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to higher volume of sales from accident and health insurance products and a reduction in the estimated return premium reserve for insurance products subject to MLR, partially offset by lower volume of sales from life insurance products due to COVID-19.
Net Investment Income decreased by $8.7 million in 2020, compared to 2019, due primarily to lower returns on Alternative Investments and lower yields on fixed income securities, partially offset by higher levels of investments in fixed income securities and the change in the presentation of COLI income.
Other Income decreased by $1.1 million in 2020, compared to 2019, due primarily to the change in presentation of COLI income.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $7.6 million in 2020, compared to 2019, due primarily to a $4.8 million reduction to the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations, lower frequency of accident and health insurance claims and lower frequency of property insurance claims, partially offset by higher mortality for life insurance claims due primarily to COVID-19. Insurance Expenses in the Life & Health Insurance segment decreased by $5.4 million in 2020, compared to 2019, due primarily to lower net acquisition costs.
Segment Net Operating Income in the Life & Health Insurance segment was $16.1 million for the three months ended June 30, 2020, compared to $13.3 million for the same period in 2019.
Life Insurance
Selected financial information for the life insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Earned Premiums	$192.9	$192.8	$95.7	$97.0
Net Investment Income	93.5	100.9	44.8	51.0
Other Income	0.1	2.6	0.1	1.6
Total Revenues	286.5	296.3	140.6	149.6
Policyholders’ Benefits and Incurred Losses and LAE	144.8	148.7	76.7	75.9
Insurance Expenses	111.2	106.6	50.9	56.7
Operating Profit	30.5	41.0	13.0	17.0
Income Tax Expense	(4.7)	(8.1)	(2.4)	(3.0)
Total Product Line Net Operating Income	$25.8	$32.9	$10.6	$14.0
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned premiums on life insurance increased by $0.1 million for the six months ended June 30, 2020, compared to the same period in 2019, remaining relatively flat. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $144.8 million in 2020, compared to $148.7 million in 2019, a decrease of $3.9 million due primarily to a $9.3 million reduction to the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations, partially offset by

Life and Health Insurance (continued)
higher mortality for life insurance claims due primarily to COVID-19. Insurance Expenses increased by $4.6 million in 2020, compared to 2019, due primarily to non-deferrable commissions and investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned premiums on life insurance decreased by $1.3 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to lower volume of new business sales due to COVID-19. Policyholders’ benefits and Incurred Losses and LAE on life insurance were $76.7 million in 2020, compared to $75.9 million in 2019, an increase of $0.8 million due primarily to higher mortality for life insurance claims due primarily to COVID-19, partially offset by a $4.8 million reduction of the Company’s estimate of the ultimate cost of using death verification databases. Insurance Expenses decreased by $5.8 million in 2020, compared to 2019, due primarily to lower net acquisition costs.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Earned Premiums	$100.2	$94.8	$50.8	$47.9
Net Investment Income	1.6	3.0	(0.4)	1.5
Other Income	0.5	0.1	0.4	—
Total Revenues	102.3	97.9	50.8	49.4
Policyholders’ Benefits and Incurred Losses and LAE	50.1	56.9	22.0	30.6
Insurance Expenses	44.7	43.2	24.6	22.4
Operating Profit	7.5	(2.2)	4.2	(3.6)
Income Tax Expense	(1.6)	0.5	(0.9)	0.8
Total Product Line Net Operating Income	$5.9	$(1.7)	$3.3	$(2.8)
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned premiums on accident and health insurance increased by $5.4 million for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to higher volume of in force business and a reduction in the estimated return premium reserve for certain insurance products subject to MLR. Incurred accident and health insurance losses were $50.1 million, or 50.0% of accident and health insurance earned premiums in 2020, compared to $56.9 million, or 60.0% of accident and health insurance earned premiums, in 2019, a decrease of 10.0 percentage points, due primarily to lower frequency of claims due to COVID-19. Insurance Expenses increased by $1.5 million in 2020, compared to 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned premiums on accident and health insurance increased by $2.9 million for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to higher volume on accident and health insurance products and a reduction in the estimated return premium reserve for insurance products subject to MLR. Incurred accident and health insurance losses were $22.0 million, or 43.3% of accident and health insurance earned premiums in 2020, compared to $30.6 million, or 63.9% of accident and health insurance earned premiums in 2019, a decrease of 20.6 percentage points, due primarily to lower frequency of claims for certain health products. Insurance Expenses increased by $2.2 million in 2020, compared to 2019, due primarily to investments to enhance the capabilities of the business.

Life and Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Earned Premiums	$32.6	$34.4	$16.2	$17.2
Net Investment Income	0.2	0.8	(0.1)	0.5
Total Revenues	32.8	35.2	16.1	17.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	7.5	9.8	3.5	4.7
Catastrophe Losses and LAE	4.0	2.1	3.2	1.8
Prior Years:
Non-catastrophe Losses and LAE	(0.1)	0.8	0.3	0.2
Catastrophe Losses and LAE	0.3	0.6	0.2	0.3
Total Incurred Losses and LAE	11.7	13.3	7.2	7.0
Insurance Expenses	12.7	15.3	6.2	8.0
Operating Profit	8.4	6.6	2.7	2.7
Income Tax Expense	(1.7)	(1.4)	(0.5)	(0.6)
Total Product Line Net Operating Income	$6.7	$5.2	$2.2	$2.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	23.0%	28.6%	21.5%	27.3%
Current Year Catastrophe Losses and LAE Ratio	12.3	6.1	19.8	10.5
Prior Years Non-catastrophe Losses and LAE Ratio	(0.3)	2.3	1.9	1.2
Prior Years Catastrophe Losses and LAE Ratio	0.9	1.7	1.2	1.7
Total Incurred Loss and LAE Ratio	35.9%	38.7%	44.4%	40.7%
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned premiums on property insurance decreased by $1.8 million for the six months ended June 30, 2020, compared to the same period in 2019. Incurred losses and LAE on property insurance were $11.7 million, or 35.9% of property insurance earned premiums, in 2020, compared to $13.3 million, or 38.7% of property insurance earned premiums in 2019. Current year non-catastrophe losses and LAE on property insurance were $7.5 million, or 23.0% of property insurance earned premiums in 2020, compared to $9.8 million, or 28.6% of property insurance earned premiums in 2019, a decrease of 5.6 percentage points due primarily to lower frequency of claims. Catastrophe losses and LAE (excluding development) were $4.0 million in 2020, compared to $2.1 million in 2019. Adverse loss and LAE reserve development was $0.2 million in 2020, compared to $1.4 million in 2019.
Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Earned premiums on property insurance decreased by $1.0 million for the three months ended June 30, 2020, compared to the same period in 2019. Incurred losses and LAE on property insurance were $7.2 million, or 44.4% of property insurance earned premiums in 2020, compared to $7.0 million, or 40.7% of property insurance earned premiums in 2019. Current year non-catastrophe losses and LAE on property insurance were $3.5 million, or 21.5% of property insurance earned premiums in 2020, compared to $4.7 million, or 27.3% of property insurance earned premiums in 2019, an improvement of 5.8 percentage points due primarily to lower frequency of claims and severity of losses. Catastrophe losses and LAE (excluding development) were $3.2 million in 2020, compared to $1.8 million in 2019. Adverse loss and LAE reserve development was $0.5 million in both 2020 and 2019.

Investment Results
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2020 and 2019 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Investment Income:
Interest on Fixed Income Securities	$145.3	$152.0	$74.3	$75.6
Dividends on Equity Securities Excluding Alternative Investments	7.9	9.4	3.6	6.9
Alternative Investments:
Equity Method Limited Liability Investments	(10.9)	(1.0)	(12.7)	2.6
Limited Liability Investments Included in Equity Securities	4.9	7.7	1.1	5.1
Total Alternative Investments	(6.0)	6.7	(11.6)	7.7
Short-term Investments	1.9	4.4	0.3	2.6
Loans to Policyholders	11.1	11.0	5.5	5.7
Real Estate	4.8	4.7	2.3	2.2
Other	6.6	0.3	2.4	0.3
Total Investment Income	171.6	188.5	76.8	101.0
Investment Expenses:
Real Estate	5.3	4.7	2.7	2.3
Other Investment Expenses	12.9	5.1	6.3	2.7
Total Investment Expenses	18.2	9.8	9.0	5.0
Net Investment Income	$153.4	$178.7	$67.8	$96.0
Net Investment Income was $153.4 million and $178.7 million for the six months ended June 30, 2020 and 2019, respectively. Net Investment Income decreased by $25.3 million in 2020 due primarily to a lower rate of return from Alternative Investments, lower yields on fixed income securities, and higher investment expenses.
Net Investment Income was $67.8 million and $96.0 million for the three months ended June 30, 2020 and 2019, respectively. Net Investment Income decreased by $28.2 million in 2020 due primarily to a lower rate of return from Alternative Investments, lower yields on fixed income securities, and higher investment expenses.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(46.2)	$89.9	$71.6	$25.5
Gains on Sales	30.0	42.1	12.2	23.4
Losses on Sales	(1.8)	(4.7)	(0.5)	(2.1)
Impairment Losses	(19.0)	(10.3)	(7.0)	(6.7)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	(37.0)	117.0	76.3	40.1
Recognized in Other Comprehensive Income (Loss)	202.5	322.1	407.3	159.3
Total Comprehensive Investment Gains (Losses)	$165.5	$439.1	$483.6	$199.4

Investment Results (continued)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Preferred Stocks	$(5.4)	$4.2	$2.5	$1.1
Common Stocks	(1.5)	1.6	8.8	0.3
Other Equity Interests:
Exchange Traded Funds	(29.4)	79.3	65.6	23.0
Limited Liability Companies and Limited Partnerships	(8.1)	1.3	(8.5)	0.6
Total Other Equity Interests	(37.5)	80.6	57.1	23.6
Income (Loss) from Change in Fair Value of Equity Securities	(44.4)	86.4	68.4	25.0
Income (Loss) from Change in Fair Value of Convertible Securities	(1.8)	3.5	3.2	0.5
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(46.2)	$89.9	$71.6	$25.5
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Fixed Maturities:
Gains on Sales	$26.8	$37.8	$10.9	$22.7
Losses on Sales	(1.6)	(4.5)	(0.5)	(1.9)
Equity Securities:
Gains on Sales	1.4	4.3	0.1	0.7
Losses on Sales	(0.2)	(0.2)	—	(0.2)
Real Estate:
Gains on Sales	1.8	—	1.2	—
Net Realized Gains on Sales of Investments	$28.2	$37.4	$11.7	$21.3

Gross Gains on Sales	30.0	42.1	12.2	23.4
Gross Losses on Sales	(1.8)	(4.7)	(0.5)	(2.1)
Net Realized Gains on Sales of Investments	$28.2	$37.4	$11.7	$21.3

Investment Results (continued)
Impairment Losses
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment has occurred from credit loss or other factors (non-credit related). Losses arising from declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2020		Jun 30, 2019		Jun 30, 2020		Jun 30, 2019
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(17.0)	30	$(9.9)	7	$(7.0)	—	$(6.3)	2
Equity Securities	(2.0)	4	(0.4)	1	—	—	(0.4)	1
Impairment Losses	$(19.0)		$(10.3)		$(7.0)		$(6.7)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2020, 93% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2020 and December 31, 2019:

		Jun 30, 2020		Dec 31, 2019
NAIC Rating	Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,738.9	63.4%	$4,387.1	63.4%
2	BBB	2,241.7	30.0	2,044.1	29.5
3-4	BB, B	325.1	4.3	319.2	4.6
5-6	CCC or Lower	174.6	2.3	171.7	2.5
Total Investments in Fixed Maturities		$7,480.3	100.0%	$6,922.1	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $40.7 million and $11.7 million at June 30, 2020 and December 31, 2019, respectively.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2020 and December 31, 2019:

	Jun 30, 2020		Dec 31, 2019
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$711.6	7.5%	$815.9	8.8%
States and Political Subdivisions:
Revenue Bonds	1,052.8	11.1	958.6	10.4
States	333.7	3.5	427.5	4.6
Political Subdivisions	121.6	1.3	129.7	1.4
Foreign Governments	5.0	0.1	16.8	0.2
Total Investments in Governmental Fixed Maturities	$2,224.7	23.5%	$2,348.5	25.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2020 and December 31, 2019.

	Jun 30, 2020		Dec 31, 2019
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,811.3	19.1%	$1,522.8	16.4%
Manufacturing	1,597.4	16.9	1,356.4	14.6
Transportation, Communication and Utilities	794.7	8.4	650.2	7.0
Services	561.4	5.9	604.4	6.5
Mining	268.1	2.8	154.5	1.7
Retail Trade	206.1	2.2	183.3	2.0
Wholesale Trade	0.7	—	72.9	0.8
Agriculture, Forestry and Fishing	—	—	12.4	0.1
Other	16.0	0.2	16.6	0.2
Total Investments in Non-governmental Fixed Maturities	$5,255.7	55.5%	$4,573.5	49.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2020.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	516	$1,167.6
$5 -$10	211	1,504.8
$10 - $20	119	1,619.8
$20 - $30	29	690.7
Greater Than $30	8	272.8
Total	883	$5,255.7

Investment Quality and Concentrations (continued)
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest-bearing accounts. At June 30, 2020, the Company had $6.1 million invested in U.S. treasury bills, $74.4 million invested in money market funds which primarily invest in U.S. Treasury securities and $68.2 million invested in overnight interest-bearing accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at June 30, 2020:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$132.0	1.4%
Georgia	101.4	1.1
Colorado	95.0	1.0
New York	75.7	0.8
California	69.3	0.7
Louisiana	68.1	0.7
Michigan	68.0	0.7
Ohio	56.6	0.6
Washington	54.8	0.6
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	157.9	1.7
Total	$878.8	9.3%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2020 and December 31, 2019 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Jun 30, 2020	Jun 30, 2020	Dec 31, 2019
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$53.5	$133.3	$129.3
Senior Debt	15.6	9.9	16.0
Distressed Debt	—	12.9	22.7
Secondary Transactions	15.5	12.0	11.5
Leveraged Buyout	—	0.1	0.1
Growth Equity	—	4.3	5.3
Real Estate	—	30.5	29.9
Other	—	6.9	5.6
Total Equity Method Limited Liability Investments	84.6	209.9	220.4
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	86.7	136.5	126.1
Senior Debt	21.0	37.0	39.5
Distressed Debt	20.8	16.7	16.8
Secondary Transactions	6.8	4.6	4.9
Hedge Funds	—	66.6	48.2
Leveraged Buyout	2.1	4.3	4.4
Other	6.5	9.2	8.2
Total Reported as Other Equity Interests at Fair Value	143.9	274.9	248.1
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	0.2	2.3	1.6
Other	—	18.1	18.9
Total Reported as Equity Securities at Modified Cost	0.2	20.4	20.5
Total Investments in Limited Liability Companies and Limited Partnerships	$228.7	$505.2	$489.0
The Company expects that it will be required to fund its commitments over the next several years.

Insurance Expenses and Interest and Other Expenses
Insurance Expenses and Interest and Other Expenses for the six and three months ended June 30, 2020 and 2019 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Insurance Expenses:
Commissions	$367.0	$357.8	$178.2	$183.8
General Expenses	149.7	137.8	79.2	74.9
Taxes, Licenses and Fees	47.9	49.7	23.1	25.0
Total Costs Incurred	564.6	545.3	280.5	283.7
Net Policy Acquisition Costs Amortized	(23.1)	(50.7)	(9.3)	(21.7)
Amortization of Value of Business Acquired (“VOBA”)	2.8	3.7	1.5	1.5
Insurance Expenses	544.3	498.3	272.7	263.5
Interest Expense	16.4	23.3	8.9	11.8
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	28.9	6.8	17.1	1.2
Other	50.2	49.3	25.0	25.0
Other Expenses	79.1	56.1	42.1	26.2
Interest and Other Expenses	95.5	79.4	51.0	38.0
Total Expenses	$639.8	$577.7	$323.7	$301.5
Insurance Expenses were $544.3 million for the six months ended June 30, 2020, compared to $498.3 million for the same period in 2019. Insurance Expenses increased by $46.0 million in 2020 due primarily to growth in business.
Interest and Other Expenses was $95.5 million for the six months ended June 30, 2020, compared to $79.4 million for the same period in 2019. Interest expense decreased by $6.9 million in 2020 due primarily to lower levels of debt outstanding in the current year. Other expenses increased by $23.0 million in 2020 due primarily to an increase in acquisition related integration and other costs.
Insurance Expenses were $272.7 million for the three months ended June 30, 2020, compared to $263.5 million for the same period in 2019. Insurance Expenses increased by $9.2 million in 2020 due primarily to growth in business.
Interest and Other Expenses was $51.0 million for the three months ended June 30, 2020, compared to $38.0 million for the same period in 2019. Interest expense decreased by $2.9 million due primarily to lower levels of debt outstanding in the current year. Other expenses increased by $15.9 million in 2020 due primarily to an increase in acquisition related integration and other costs.
Income Taxes
The federal corporate statutory income tax rate was 21% for the six months ended June 30, 2020 and June 30, 2019. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to tax-exempt investment income, dividends received deductions, nontaxable income associated with the change in cash surrender value on COLI, a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $9.6 million for the six months ended June 30, 2020, compared to $10.5 million for the same period in 2019.Tax-exempt investment income and dividends received deductions collectively were $3.4 million for the three months ended June 30, 2020, compared to $5.2 million for the same period in 2019.

Income Taxes (continued)
The nontaxable increase in cash surrender value on COLI was $5.8 million for the six months ended June 30, 2020, compared to $2.4 million for the same period in 2019. The nontaxable increase in cash surrender value on COLI was $2.4 million for the three months ended June 30, 2020, compared to $1.4 million for the same period in 2019.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $7.1 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the six months ended June 30, 2020, compared to $17.6 million lower for the same period in 2019. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.4 million lower than the amount that would be deductible under the IRC for the three months ended June 30, 2020, compared to $16.6 million lower for the same period in 2019.
The amount of nondeductible executive compensation was $7.1 million for the six months ended June 30, 2020, compared to $2.9 million for the same period in 2019. The amount of nondeductible executive compensation was $3.3 million for the three months ended June 30, 2020, compared to $1.5 million for the same period in 2019.
Recently Issued Accounting Pronouncements
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. There were no adoptions of such accounting pronouncements during the six months ended June 30, 2020 that had a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.0 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either June 30, 2020 or December 31, 2019.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at June 30, 2020 and December 31, 2019 was:

(Dollars in Millions)	Jun 30, 2020	Dec 31, 2019
Term Loan due July 5, 2023	$49.9	$49.9
5.0% Senior Notes due September 19, 2022	279.1	279.9
4.35% Senior Notes due February 15, 2025	448.7	448.6
Total Long-term Debt Outstanding	$777.7	$778.4

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
4.35 % Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.35% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of June 30, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance and Trinity Universal Insurance Company (“Trinity”), are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. As a requirement of membership in the FHLB, United Insurance and Trinity maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $11.8 million and $4.9 million at June 30, 2020 and December 31, 2019, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million and $3.3 million at June 30, 2020 and December 31, 2019, respectively. The Company periodically uses short-term and long-term FHLB borrowings for a combination of cash management, risk management, and spread lending purposes.

During the first six months of 2020, United Insurance received advances of $322.4 million from the FHLB of Chicago and made repayments of $111.5 million under the spread lending program. United Insurance had outstanding advances from the FHLB of Chicago totaling $454.3 million at June 30, 2020. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $459.4 million at June 30, 2020. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 4, “Policyholder Contract Liabilities,” to the Condensed Consolidated Financial Statements.
Common Stock Repurchase
During the six months ended June 30, 2020, Kemper repurchased and retired 1.6 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $110.4 million and average cost per share of $68.29. Of the total shares repurchased, approximately 1.1 million were repurchased under a trading plan executed by Kemper under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended that was in effect through April 1, 2020 (“Trading Plan”).
During the three months ended June 30, 2020, Kemper repurchased and retired 0.1 million shares of its common stock in open market transactions under the Trading Plan and its share repurchase authorization for an aggregate cost of $9.2 million and average cost per share of $71.85.

Liquidity and Capital Resources (continued)
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
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.30 per common share in the second quarter of 2020. Cash dividends paid were $39.7 million for the six months ended June 30, 2020.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper made a $17.0 million capital contribution to one of its insurance subsidiaries during the first six months of 2020 and Kemper’s direct insurance subsidiaries collectively paid $193.0 million in dividends to Kemper during the first six months of 2020. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $254.6 million in additional dividends to Kemper during the remainder of 2020 without prior regulatory approval.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $270.5 million at June 30, 2020, compared to $206.8 million at December 31, 2019.
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
Net Cash Provided by Operating Activities was $263.8 million for the six months ended June 30, 2020, compared to $236.5 million for the same period in 2019.
Net Cash Provided by Financing Activities was $65.5 million for the six months ended June 30, 2020, compared to net cash provided of $206.4 million for the same period in 2019. Common stock repurchases used $110.4 million of cash for the six months ended June 30, 2020, compared to no cash used for the same period of 2019. Net proceeds from Policyholder Contract Liabilities provided $210.1 million of cash for the six months ended June 30, 2020, compared to $145.1 million for the same period of 2019. Proceeds from the issuance of common stock, net of transaction costs, did not provide cash for the six months ended June 30, 2020, compared to providing cash of $127.5 million for the same period of 2019. Kemper used $39.7 million of cash to pay dividends for the six months ended June 30, 2020, compared to $32.8 million of cash used to pay dividends in the same period of 2019. The quarterly dividend rate was $0.30 per common share for the second quarter of 2020, compared to $0.25 per common share in the same period of 2019.

Liquidity and Capital Resources (continued)
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $76.8 million for the six months ended June 30, 2020, compared to $413.6 million for the same period in 2019. Short-term investments investing activities provided $326.7 million of cash for the six months ended June 30, 2020, compared to usage of $353.4 million of cash for the same period in 2019. Fixed Maturities investing activities used cash of $349.7 million for the six months ended June 30, 2020, compared to providing cash of $237.5 million for the same period in 2019. Equity and Convertible Securities investing activities provided net cash of $73.4 million for the six months ended June 30, 2020, compared to net cash used of $149.0 million for the same period in 2019. Equity Method Limited Liability Investments investing activities used net cash of $0.4 million for the six months ended June 30, 2020, compared to net cash used of $37.9 million for the same period in 2019. The Company used $100.0 million of cash for the six months ended June 30, 2020 to purchase corporate-owned life insurance, compared to $50.0 million for the same period in 2019. Net cash used for the acquisition and development of software and long-lived assets was $39.4 million for the six months ended June 30, 2020, compared to $30.7 million for the same period in 2019.
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

(b)	Changes in internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2019 Annual Report Except for the addition of the risk factors below, the first of which was previously included in Item 1A. of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2019 Annual Report. Readers are also advised to consider other factors not presently known by, or considered material to, the Company that could materially affect the Company’s business, financial condition and results of operations, along with other information disclosed in the 2019 Annual Report and this Quarterly Report on Form 10-Q, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1 of the 2019 Annual Report, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Risk Factors Added
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

These additional risks and related factors may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition even after the COVID-19 outbreak has subsided. For a further discussion of risks that could impact the Company as a result of certain factors affected by the COVID-19 pandemic, see “Caution Regarding Forward Looking Statements” of this Quarterly Report on Form 10-Q and “Summary of Results” and other disclosures in Item 2, MD&A, of Part I of this Quarterly Report on Form 10-Q.

Changes to, or the potential replacement of, the London Interbank Offered Rate (“LIBOR”) with an alternative reference rate index may impact our financial results, including the value of certain investments we hold, our net investment income, and other assets or liabilities whose value or cash flows are tied to LIBOR.
LIBOR is a common benchmark rate widely utilized by market participants to set and adjust the interest rate on floating rate securities and loans, as well as other financial instruments.

In July 2017, the UK Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR reference rates after 2021. In this case, it is expected that these LIBOR reference rates will no longer be available after 2021.  While alternative reference rates have been developed, including The Federal Reserve Bank of New York’s Secured Overnight Financing Rate (“SOFR”), the broad acceptance and the timing of transition to such alternative rates in the pricing of existing and new financial contracts by market participants remains uncertain. Discontinuance of, or potential changes to, LIBOR and the extent of any such changes, or the establishment of alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the value of the Company’s investments, net investment income, the cost of borrowing under Kemper’s unsecured revolving credit facility, and other assets or liabilities with values tied to LIBOR.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to repurchases of Kemper common stock for the three months ended June 30, 2020 follows.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
April 2020	128,019	$71.85	128,019	$133.3
May 2020	—	$—	—	$333.3
June 2020	—	$—	—	$333.3

On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200 million of Kemper common stock, in addition to the $133.3 million remaining under the a previous authorization, so that, as of June 30, 2020, the remaining share repurchase authorization was $333.3 million under the repurchase program.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	June 8, 2020
10.1*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.1	May 11, 2020
10.2*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.2	May 11, 2020
10.3*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.3	May 11, 2020
10.4*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.4	May 11, 2020
10.5*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.5	May 11, 2020
10.6*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.6	May 11, 2020
10.7*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.7	May 11, 2020
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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
						X
101.1	XBRL Instance Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	August 3, 2020	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2020	/S/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2020	/S/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)