Form 10-Q
period 2020-09-30
KEMPER Corp
filed 2020-11-02
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended 09/30/2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
65,408,416 shares of common stock, $0.10 par value, were outstanding as of October 29, 2020.

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
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate
•Evolving policies, practices and interpretations by regulators and courts that increase operating costs and potential liabilities, particularly any that involve retroactive application of new requirements, including, but not limited to, state initiatives related to unclaimed property laws or claims handling practices with respect to life insurance policies and the proactive use of death verification databases, and developments related to the novel coronavirus COVID-19 (“COVID-19”);
•Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;
•Governmental actions, including, but not limited to, implementation of new laws and regulations, and court decisions interpreting existing and future laws and regulations or policy provisions;
•Uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, dividends from insurance subsidiaries, acquisitions of businesses and other matters within the purview of state insurance regulators;
•Increased costs and initiatives required to address new legal and regulatory requirements and developments related to cybersecurity, privacy and data governance;

Factors relating to insurance claims and related reserves in the Company’s insurance businesses
•The incidence, frequency and severity of catastrophes occurring in any particular reporting period or geographic area, including natural disasters, pandemics (including COVID-19) and terrorist attacks or other man-made events;
•The frequency and severity of insurance claims (including those associated with catastrophe losses and pandemics);
•Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the frequency and severity of insurance claims, changes in claims handling procedures and closure patterns, development patterns and the impacts of COVID-19;

Caution Regarding Forward-Looking Statements (continued)
•The impact of inflation on insurance claims, including, but not limited to, the effects on personal injury claims of increasing medical costs and the effects on property claims attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property, and the rising costs of insurance claims from increased litigation, higher jury awards, the impact of process change and staffing levels and other effects of societal trends referred to as social inflation;
•Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations, pronouncements or decisions by courts or regulators that may govern or influence losses incurred in connection with hurricanes and other catastrophes, including COVID-19;
•Orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;
•Changes in the pricing or availability of reinsurance, or in the financial condition of reinsurers and amounts recoverable therefrom;
Factors related to the Company’s ability to compete
•Changes in the ratings of Kemper and/or its insurance company subsidiaries by rating agencies with regard to credit, financial strength, claims paying ability and other areas on which the Company is rated;
•The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses and implementing significant business initiatives and the timing of the occurrence or completion of such events, including, but not limited to, those related to expense and claims savings, consolidations, reorganizations and technology;
•Absolute and relative performance of the Company’s products and services, including, but not limited to, the level of success achieved in designing and introducing new insurance products and services;
•Potential difficulties with technology, data and network security (including as a result of cyber attacks), outsourcing relationships or cloud-based technology could negatively impact the Company’s ability to conduct business. This risk is heightened in the current environment where a vast majority of the Company's employees have shifted to a work from home arrangement;
•The ability of the Company to maintain the availability and required performance of critical systems and manage technology initiatives cost-effectively to address insurance industry developments and regulatory requirements;
•Heightened competition, including, with respect to pricing, consolidations of existing competitors or entry of new competitors and alternate distribution channels, introduction of new technologies, use and enhancements of telematics, refinements of existing products and development of new products by current or future competitors;
•Expected benefits and synergies from mergers, acquisitions and/or divestitures that may not be realized to the extent anticipated, within expected time frames or at all, due to a number of factors including, but not limited to, the loss of key agents/brokers, customers or employees, increased costs, fees, expenses and related charges and delays caused by unanticipated developments or factors outside of the Company’s control;
•The successful formulation and execution of the Company’s plan with regard to corporate strategy and significant operational changes;
Factors relating to the business environment in which Kemper and its subsidiaries operate
•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global events such as the global pandemic related to COVID-19, and fluctuating values of particular investments held by the Company;
•Absolute and relative performance of investments held by the Company;
•Changes in insurance industry trends and significant industry developments;
•Changes in consumer trends, including changes in number of miles driven by automobile insurance policyholders, and significant consumer or product developments;
•Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;
•Changes related to the expectation that London Interbank Offered Rate (“LIBOR”) reference rates will no longer be available after 2021;
•Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

Caution Regarding Forward-Looking Statements (continued)
•The impact of required participation in state windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies including the impact of COVID-19;
•Changes in distribution channels, methods or costs resulting from changes in laws or regulations, legal proceedings, or market forces;
•Increased costs and risks related to cybersecurity that could materially affect the Company’s operations, including, but not limited to, data breaches, cyber-incidents, virus or malware attacks or other system hazards or infiltrations affecting system integrity, availability and performance, and actions taken to minimize and remediate the risks thereof;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Revenues:
Earned Premiums	$3,458.2	$3,326.6	$1,206.5	$1,135.2
Net Investment Income	245.5	270.4	92.1	91.7
Other Income	92.7	31.8	0.9	7.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(1.0)	99.7	45.2	9.8
Net Realized Gains on Sales of Investments	38.2	39.1	10.0	1.7
Impairment Losses	(20.0)	(12.1)	(1.0)	(1.8)
Total Revenues	3,813.6	3,755.5	1,353.7	1,243.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	2,460.2	2,373.4	877.5	782.6
Insurance Expenses	821.2	754.3	276.9	256.0
Loss from Early Extinguishment of Debt	—	5.8	—	5.8
Interest and Other Expenses	142.7	117.3	47.2	37.9
Total Expenses	3,424.1	3,250.8	1,201.6	1,082.3
Income before Income Taxes	389.5	504.7	152.1	161.5
Income Tax Expense	(77.1)	(98.3)	(29.8)	(32.5)
Net Income	$312.4	$406.4	$122.3	$129.0
Net Income Per Unrestricted Share:
Basic	$4.75	$6.17	$1.87	$1.93
Diluted	$4.67	$6.10	$1.83	$1.91

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Income	$312.4	$406.4	$122.3	$129.0
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income	269.3	440.4	63.1	118.3
Credit Losses Recognized in Condensed Consolidated Statements of Income	(2.4)	—	1.3	—
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	2.3	0.2	0.9	(0.4)
Gain on Cash Flow Hedges	0.3	0.3	0.2	0.2
Other Comprehensive Income (Loss) Before Income Taxes	269.5	440.9	65.5	118.1
Other Comprehensive Income Tax Benefit (Expense)	(56.6)	(92.6)	(13.8)	(24.9)
Other Comprehensive Income (Loss), Net of Taxes	212.9	348.3	51.7	93.2
Total Comprehensive Income (Loss)	$525.3	$754.7	$174.0	$222.2

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2020	Dec 31, 2019
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2020 - $6,694.8; 2019 - $6,372.7, Allowance for Credit Losses: 2020 - $4.8)	$7,504.8	$6,922.1
Equity Securities at Fair Value (Cost: 2020 - $680.5; 2019 - $818.8)	788.2	907.3
Equity Securities at Modified Cost	48.4	41.9
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	206.2	220.4
Convertible Securities at Fair Value	36.3	37.3
Short-term Investments at Cost which Approximates Fair Value	628.8	470.9
Other Investments	762.8	661.5
Total Investments	9,975.5	9,261.4
Cash	352.2	136.8
Receivables from Policyholders (Allowance for Credit Losses: 2020 - $20.4; 2019 - $22.3)	1,249.3	1,117.1
Other Receivables	214.0	219.7
Deferred Policy Acquisition Costs	578.2	537.7
Goodwill	1,114.0	1,114.0
Current Income Tax Assets	33.1	44.7
Other Assets	574.1	557.7
Total Assets	$14,090.4	$12,989.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,511.5	$3,502.0
Property and Casualty	1,950.0	1,969.8
Total Insurance Reserves	5,461.5	5,471.8
Unearned Premiums	1,681.6	1,545.5
Policyholder Contract Liabilities	503.7	309.8
Deferred Income Tax Liabilities	245.5	178.2
Accrued Expenses and Other Liabilities	677.6	733.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2020 - $1,233.3; 2019 - $820.2)	1,173.0	778.4
Total Liabilities	9,742.9	9,016.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 65,406,442 Shares Issued and Outstanding at September 30, 2020 and 66,665,888 Shares Issued and Outstanding at December 31, 2019	6.5	6.7
Paid-in Capital	1,798.5	1,819.2
Retained Earnings	1,993.5	1,810.3
Accumulated Other Comprehensive Income	549.0	336.1
Total Shareholders’ Equity	4,347.5	3,972.3
Total Liabilities and Shareholders’ Equity	$14,090.4	$12,989.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2020	Sep 30, 2019
Cash Flows from Operating Activities:
Net Income	$312.4	$406.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gains) Losses	(38.2)	(39.1)
Impairment Losses	20.0	12.1
Depreciation and Amortization of Property, Equipment and Software	26.6	21.7
Amortization of Intangibles Assets Acquired	14.1	24.3
Contribution to Defined Benefit Pension Plan	—	(55.3)
Loss from Early Extinguishment of Debt	—	5.8
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	5.6	9.7
Decrease (Increase) in Value of Equity and Convertible Securities at Fair Value	1.0	(99.7)
Changes in:
Receivables from Policyholders	(132.2)	(132.8)
Reinsurance Recoverables	13.8	39.8
Deferred Policy Acquisition Costs	(40.5)	(66.5)
Insurance Reserves	(10.3)	71.5
Unearned Premiums	136.1	150.7
Income Taxes	22.0	46.1
Other Assets and Liabilities	(79.1)	(28.2)
Net Cash Provided by Operating Activities	251.3	366.5
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	707.0	1,067.9
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	436.5	99.7
Real Estate Investments	5.4	—
Mortgage Loans	18.6	—
Other Investments	26.5	25.7
Purchases of Investments:
Fixed Maturities	(1,009.7)	(1,013.7)
Equity Securities	(324.4)	(248.2)
Real Estate Investments	(0.5)	(1.2)
Corporate-owned Life Insurance	(100.0)	(50.0)
Mortgage Loans	(22.7)	—
Other Investments	(17.9)	(94.1)
Net Sales (Purchases) of Short-term Investments	(147.9)	(111.5)
Acquisition of Software and Long-lived Assets	(46.2)	(53.8)
Other	6.0	(2.0)
Net Cash Provided (Used In) by Investing Activities	(469.3)	(381.2)
Cash Flows from Financing Activities:
Net Proceeds from Issuance of Long-term Debt	395.6	49.9
Repayment of Long-term Debt	—	(185.0)
Proceeds from Policyholder Contract Liabilities	391.8	385.6
Repayment of Policyholder Contract Liabilities	(192.4)	(258.0)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	—	127.5
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.1	1.0
Common Stock Repurchases	(110.4)	—
Dividends and Dividend Equivalents Paid	(59.3)	(49.1)
Other	5.0	1.3
Net Cash Provided by Financing Activities	433.4	73.2
Increase in Cash	215.4	58.5
Cash, Beginning of Year	136.8	75.1
Cash, End of Period	$352.2	$133.6
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income	—	—	—	312.4	—	312.4
Other Comprehensive Income, Net of Taxes (Note 8)	—	—	—	—	212.9	212.9
Cash Dividends and Dividend Equivalents to Shareholders ($0.90 per share)	—	—	—	(59.6)	—	(59.6)
Repurchases of Common Stock (Note 9)	(1.6)	(0.2)	(44.2)	(66.0)	—	(110.4)
Shares Issued Under Employee Stock Purchase Plan	—	—	3.1	—	—	3.1
Equity-based Compensation Cost	—	—	19.7	—	—	19.7
Equity-based Awards, Net of Shares Exchanged	0.3	—	0.7	(3.6)	—	(2.9)
Balance, September 30, 2020	65.4	$6.5	$1,798.5	$1,993.5	$549.0	$4,347.5

	Nine Months Ended September 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income	—	—	—	406.4	—	406.4
Other Comprehensive Income, Net of Taxes (Note 8)	—	—	—	—	348.3	348.3
Cash Dividends and Dividend Equivalents to Shareholders ($0.75 per share)	—	—	—	(49.5)	—	(49.5)
Issuance of Common Stock, Net of Transaction Costs (Note 9)	1.6	0.2	127.0	—	—	127.2
Shares Issued Under Employee Stock Purchase Plan	—	—	1.0	—	—	1.0
Equity-based Compensation Cost	—	—	20.0	—	—	20.0
Equity-based Awards, Net of Shares Exchanged	0.3	—	(1.4)	(7.9)	—	(9.3)
Balance, September 30, 2019	66.6	$6.7	$1,812.9	$1,704.5	$370.1	$3,894.2

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2020	65.3	$6.5	$1,792.5	$1,891.6	$497.3	$4,187.9
Net Income	—	—	—	122.3	—	122.3
Other Comprehensive Income, Net of Taxes (Note 8)	—	—	—	—	51.7	51.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.30 per share)	—	—	—	(19.7)	—	(19.7)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.2	—	—	1.2
Equity-based Compensation Cost	—	—	6.1	—	—	6.1
Equity-based Awards, Net of Shares Exchanged	0.1	—	(1.3)	(0.7)	—	(2.0)
Balance, September 30, 2020	65.4	$6.5	$1,798.5	$1,993.5	$549.0	$4,347.5

	Three Months Ended September 30, 2019
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2019	66.6	$6.7	$1,806.4	$1,593.7	$276.9	$3,683.7
Net Income	—	—	—	129.0	—	129.0
Other Comprehensive Income, Net of Taxes (Note 8)	—	—	—	—	93.2	93.2
Cash Dividends and Dividend Equivalents to Shareholders ($0.25 per share)	—	—	—	(16.7)	—	(16.7)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.0	—	—	1.0
Equity-based Compensation Cost	—	—	5.9	—	—	5.9
Equity-based Awards, Net of Shares Exchanged	—	—	(0.4)	(1.5)	—	(1.9)
Balance, September 30, 2019	66.6	$6.7	$1,812.9	$1,704.5	$370.1	$3,894.2

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies
The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information pursuant to the rules and regulations for Form 10-Q and Article 10 of Regulation S-X of the SEC and include the accounts of Kemper Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts for company-owned life insurance (“COLI”) have been reclassified from Other Assets to Other Investments to conform to the current presentation. Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04, if elected, shall apply to contract modifications if the terms that are modified directly replace, or have the potential to replace, a reference rate with another interest rate index. If other terms are contemporaneously modified in a manner that changes, or has the potential to change, the amount or timing of contractual cash flows, the guidance in ASU 2020-04 shall apply only if those modifications are related to the replacement of a reference rate. ASU 2020-04 is effective for contract modifications made between March 12, 2020 through December 31, 2022. The adoption of the new guidance did not have an impact on the Company’s interim Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies that an entity should re-evaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its financial statements.

The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2020 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Management estimates the allowance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience on the receivables from policyholders provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current environmental conditions, primarily unemployment rates that could impact an insured’s ability to pay premiums and the anticipated impact of COVID-19.
Note 2 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2020 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$596.6	$56.2	$—	$—	$652.8
States and Political Subdivisions	1,334.3	178.9	(1.6)	—	1,511.6
Foreign Governments	6.7	—	(1.2)	(0.6)	4.9
Corporate Securities:
Bonds and Notes	3,786.8	611.6	(18.5)	(4.2)	4,375.7
Redeemable Preferred Stocks	6.7	0.6	—	—	7.3
Collateralized Loan Obligations	759.5	1.8	(33.9)	—	727.4
Other Mortgage- and Asset-backed	204.2	20.9	—	—	225.1
Investments in Fixed Maturities	$6,694.8	$870.0	$(55.2)	$(4.8)	$7,504.8
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2019 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$784.7	$32.5	$(1.3)	$815.9
States and Political Subdivisions	1,386.4	130.5	(1.1)	1,515.8
Foreign Governments	17.2	1.2	(1.6)	16.8
Corporate Securities:
Bonds and Notes	3,465.0	401.8	(7.1)	3,859.7
Redeemable Preferred Stocks	6.8	—	(0.1)	6.7
Collateralized Loan Obligations	624.6	2.1	(8.5)	618.2
Other Mortgage- and Asset-backed	88.0	2.1	(1.1)	89.0
Investments in Fixed Maturities	$6,372.7	$570.2	$(20.8)	$6,922.1
Other Receivables included $3.5 million and $1.0 million of unsettled sales of Investments in Fixed Maturities at September 30, 2020 and December 31, 2019, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $29.8 million and $19.5 million at September 30, 2020 and December 31, 2019, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2 - Investments (continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2020 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$122.6	$124.2
Due after One Year to Five Years	1,060.5	1,117.0
Due after Five Years to Ten Years	1,616.8	1,812.8
Due after Ten Years	2,475.7	3,012.0
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,419.2	1,438.8
Investments in Fixed Maturities	$6,694.8	$7,504.8
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2020 consisted of securities issued by the Government National Mortgage Association with a fair value of $469.7 million, securities issued by the Federal National Mortgage Association with a fair value of $5.7 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $12.5 million and securities of other non-governmental issuers with a fair value of $950.9 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2020 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$2.3	$—	$—	$—	$2.3	$—
States and Political Subdivisions	28.5	(1.6)	—	—	28.5	(1.6)
Foreign Governments	2.5	(0.2)	2.4	(1.0)	4.9	(1.2)
Corporate Securities:
Bonds and Notes	336.2	(15.5)	24.7	(3.0)	360.9	(18.5)
Collateralized Loan Obligations	276.4	(11.6)	321.0	(22.3)	597.4	(33.9)
Other Mortgage- and Asset-backed	1.4	—	—	—	1.4	—
Total Fixed Maturities	$647.3	$(28.9)	$348.1	$(26.3)	$995.4	$(55.2)
At September 30, 2020, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at September 30, 2020. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Investment-grade fixed maturity investments comprised $19.2 million and below-investment-grade fixed maturity investments comprised $36.0 million of the unrealized losses on investments in fixed maturities at September 30, 2020. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 11% of the amortized cost basis of the investment.

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
Fixed Maturities - Impairment Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for nine months ended September 30, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Allowance for Credit Losses at Beginning of the Year	$—	$—	$—
Impact of Adopting ASU 2016-13	—	—	—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.6	5.0	5.6
Reduction Due to Sales	(0.1)	(0.4)	(0.5)
Net Increase (Decrease) in Allowance on Previously Impaired Securities	0.1	(0.1)	—
Write-offs Charged Against Allowance	—	(0.3)	(0.3)
Allowance for Credit Losses at End of Period	$0.6	$4.2	$4.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2 - Investments (continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the three months ended September 30, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Allowance for Credit Losses at Beginning of the Period	$0.6	$4.8	$5.4
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	0.2	0.2
Reduction Due to Sales	(0.1)	(0.4)	(0.5)
Net Increase (Decrease) in Allowance on Previously Impaired Securities	0.1	(0.1)	—
Write-offs Charged Against Allowance	—	(0.3)	(0.3)
Allowance for Credit Losses at End of Period	$0.6	$4.2	$4.8
Equity Securities
Investments in Equity Securities at Fair Value were $788.2 million and $907.3 million at September 30, 2020 and December 31, 2019, respectively. Net unrealized gains arising during the nine months ended September 30, 2020 and recognized in earnings, related to such investments still held as of September 30, 2020, were $76.7 million.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in the carrying value due to observable transactions for the nine months ended September 30, 2020. The Company recognized an impairment of $2.0 million on Equity Securities at Modified Cost for the nine months ended September 30, 2020 as a result of the Company’s qualitative impairment analysis. The Company has recognized $0.5 million cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $5.0 million of cumulative impairments on Equity Securities at Modified Cost held as of September 30, 2020.
There were no unsettled sales of Investments in Equity Securities at September 30, 2020 and December 31, 2019. There were no unsettled purchases of Investments in Equity Securities at September 30, 2020 and December 31, 2019.
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. The Company’s maximum exposure to loss at September 30, 2020 is limited to the total carrying value of $206.2 million. In addition, the Company had outstanding commitments totaling approximately $96.5 million to fund Equity Method Limited Liability Investments at September 30, 2020. At September 30, 2020, 4.4% of Equity Method Limited Liability Investments were reported without a reporting lag. 8.0% of the total carrying value were reported with a one month lag and the remainder were reported with more than a one month lag.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2 - Investments (continued)
Other Investments
The carrying values of the Company’s Other Investments at September 30, 2020 and December 31, 2019 were:

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Company-owned Life Insurance	$326.1	$217.0
Loans to Policyholders at Unpaid Principal	299.5	305.6
Real Estate at Depreciated Cost	99.6	111.4
Mortgage Loans and Other	37.6	27.5
Total	$762.8	$661.5
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2020 and 2019 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Investment Income (Loss):
Interest on Fixed Income Securities	$218.0	$225.5	$72.7	$73.5
Dividends on Equity Securities Excluding Alternative Investments	10.7	14.6	2.8	5.2
Alternative Investments:
Equity Method Limited Liability Investments	(2.7)	0.6	8.2	1.6
Limited Liability Investments Included in Equity Securities	7.3	12.9	2.4	5.2
Total Alternative Investments	4.6	13.5	10.6	6.8
Short-term Investments	4.2	6.9	2.3	2.5
Loans to Policyholders	16.6	16.9	5.5	5.9
Real Estate	7.1	7.1	2.3	2.4
Other	9.3	0.9	2.7	0.6
Total Investment Income	270.5	285.4	98.9	96.9
Investment Expenses:
Real Estate	6.5	7.2	1.2	2.5
Other Investment Expenses	18.5	7.8	5.6	2.7
Total Investment Expenses	25.0	15.0	6.8	5.2
Net Investment Income	$245.5	$270.4	$92.1	$91.7
Gross gains and losses on sales of investments in fixed maturities for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Fixed Maturities:
Gains on Sales	$38.7	$39.7	$11.9	$1.9
Losses on Sales	(3.5)	(4.8)	(1.9)	(0.3)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2020 and 2019 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,969.8	$1,874.9
Less Reinsurance Recoverables at Beginning of Year	65.6	101.9
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,904.2	1,773.0
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	3.6
Incurred Losses and LAE Related to:
Current Year	2,132.3	2,140.1
Prior Years	28.3	(55.8)
Total Incurred Losses and LAE	2,160.6	2,084.3
Paid Losses and LAE Related to:
Current Year	1,133.7	1,128.8
Prior Years	1,032.9	853.1
Total Paid Losses and LAE	2,166.6	1,981.9
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,898.2	1,879.0
Plus Reinsurance Recoverables at End of Period	51.8	62.6
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,950.0	$1,941.6
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
For the nine months ended September 30, 2020, the Company increased its property and casualty insurance reserves by $28.3 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $31.3 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Commercial automobile insurance loss and LAE reserves developed favorably by $14.4 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $17.2 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $3.0 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed favorably by $2.8 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.
For the nine months ended September 30, 2019, the Company decreased its property and casualty insurance reserves by $55.8 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $19.6 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Commercial automobile loss and LAE reserves developed favorably by $11.1 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Preferred personal automobile insurance loss and LAE reserves developed favorably by $5.6 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to 2018 and 2017 accident years. Homeowners insurance loss and LAE reserves developed favorably by $13.6 million primarily due to the net of reinsurance impact from the sale of subrogation rights related to the 2017 and 2018 California Wildfires. Other lines loss and LAE reserves developed favorably by $5.0 million due primarily to the emergence of more favorable loss patterns than expected for the 2018 and 2017 accident years.

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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the nine months ended September 30, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,117.1	$22.3
Provision for Expected Credit Losses		31.9
Write-offs of Uncollectible Receivables from Policyholders		(33.8)
Balance at End of Period	$1,249.3	$20.4
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the three months ended September 30, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Period	$1,165.3	$29.9
Provision for Expected Credit Losses		3.5
Write-offs of Uncollectible Receivables from Policyholders		(13.0)
Balance at End of Period	$1,249.3	$20.4
Note 4 - Policyholder Contract Liabilities
Policyholder Contract Liabilities at September 30, 2020 and December 31, 2019 were as follows:

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
FHLB Funding Agreements	$444.1	$243.4
Other	59.6	66.4
Total	$503.7	$309.8
Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the Federal Home Loan Bank (“FHLB”) of Chicago in exchange for cash, which it uses for spread lending purposes. During the nine months ended September 30, 2020, United Insurance received advances of $391.0 million from the FHLB of Chicago and made repayments of $190.3 million under the spread lending program.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4 - Policyholder Contract Liabilities (continued)
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at September 30, 2020 and December 31, 2019 is presented below.

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Liability under Funding Agreements	$444.1	$243.4
Fair Value of Collateral Pledged	484.3	287.8
FHLB of Chicago Common Stock Owned at Cost	11.8	4.9
Note 5 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $1.0 million of remaining unamortized costs under the credit agreement, is being amortized over the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either September 30, 2020 or December 31, 2019.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at September 30, 2020 and December 31, 2019 was:

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Term Loan due July 5, 2023	$49.9	$49.9
5.000% Senior Notes due September 19, 2022	278.7	279.9
4.350% Senior Notes due February 15, 2025	448.8	448.6
2.400% Senior Notes due September 30, 2030	395.6	—
Total Long-term Debt Outstanding	$1,173.0	$778.4
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
5.000% Senior Notes Due 2022
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.000% Senior Notes due September 19, 2022 (“2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5 - Debt (continued)
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of September 30, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
2.400% Senior Notes Due 2030
On September 22, 2020, Kemper offered and sold $400.0 million aggregate principal of 2.400% senior notes due September 30, 2030 (“2030 Senior Notes”). The net proceeds of issuance were $395.6 million, net of discount and transaction costs for an effective yield of 2.52%. The 2030 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time, at Kemper’s option, at specified redemption prices. Kemper is using the net proceeds from the issuance for general corporate purposes.
Short-term Debt
On August 14, 2020, Kemper’s subsidiary, Alliance United Insurance Company (“Alliance”), received approval for membership with the FHLB of San Francisco. Under its membership, Alliance may borrow from the FHLB of San Francisco through its advance program.
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and Alliance are members of the FHLBs of Chicago, Dallas and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread leading purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at September 30, 2020 or December 31, 2019. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread leading program, see Note 4, “Policyholder Contract Liabilities,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $24.7 million and $8.3 million for the nine and three months ended September 30, 2020. Interest paid, including facility fees, was $34.4 million and $16.9 million for the nine and three months ended September 30, 2020. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $32.5 million and $9.2 million for the nine and three months ended September 30, 2019. Interest paid, including facility fees, was $43.0 million and $18.9 million for the nine and three months ended September 30, 2019.
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Operating Lease Right-of-Use Assets	$70.1	$75.6
Operating Lease Liabilities	90.9	93.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 - Leases (continued)
Lease expenses are primarily included in insurance expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.2	$0.5	$—	$0.2
Operating Lease Cost	15.9	15.5	5.1	4.3
Short-Term Lease Cost (1)	—	0.1	—	—
Total Expense	16.1	16.1	5.1	4.5
Less: Sublease Income (2)	—	0.1	—	—
Total Lease Cost	$16.1	$16.0	$5.1	$4.5
(1) - Leases with an initial term of twelve months or less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Condensed Consolidated Statements of Income.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019
Operating Cash Flows from Operating Lease (Fixed Payments)	$14.8	$15.1
Operating Cash Flows from Operating Lease (Liability Reduction)	14.0	13.3
Financing Cash Flows from Finance Leases	0.2	0.5
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	8.2	19.1
Significant judgments and assumptions for determining lease asset and liability at September 30, 2020 are presented below.

Weighted-average Remaining Lease Term - Finance Leases	1.0 year
Weighted-average Remaining Lease Term - Operating Leases	6.5 years
Weighted-average Discount Rate - Finance Leases	4.0%
Weighted-average Discount Rate - Operating Leases	3.7%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 - Leases (continued)
Future minimum lease payments under finance and operating leases at September 30, 2020 are presented below.

(Dollars in Millions)	Finance Leases	Operating Leases
Remainder of 2020	$0.1	$2.2
2021	0.2	21.2
2022	—	19.7
2023	—	17.7
2024	—	11.9
2025 and Thereafter	—	31.5
Total Future Payments	$0.3	$104.2
Less Imputed Interest	—	13.3
Present Value of Minimum Lease Payments	$0.3	$90.9
Future minimum lease payments under finance and operating leases at December 31, 2019 are presented below.

(Dollars in Millions)	Finance Leases	Operating Leases
2020	$0.3	$20.5
2021	0.2	19.3
2022	—	17.0
2023	—	14.7
2024	—	8.3
2025 and Thereafter	—	28.1
Total Future Payments	$0.5	$107.9
Less Imputed Interest	—	14.7
Present Value of Minimum Lease Payments	$0.5	$93.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7 - Net Income Per Unrestricted Share
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Net Income Per Unrestricted Share and Diluted Net Income Per Unrestricted Share for the nine and three months ended September 30, 2020 and 2019 is presented below.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Income	$312.4	$406.4	$122.3	$129.0
Less Net Income Attributed to Participating Awards	0.3	1.4	0.1	0.4
Net Income Attributed to Unrestricted Shares	312.1	405.0	122.2	128.6
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Income Attributed to Unrestricted Shares	$312.1	$405.0	$122.2	$128.6
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	65,710.8	65,621.8	65,362.5	66,622.4
Equity-based Compensation Equivalent Shares	1,086.6	719.4	1,271.0	585.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,797.4	66,341.2	66,633.5	67,207.7
(Per Unrestricted Share in Whole Dollars)
Basic Net Income Per Unrestricted Share	$4.75	$6.17	$1.87	$1.93
Diluted Net Income Per Unrestricted Share	$4.67	$6.10	$1.83	$1.91
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2020 and 2019, because the effect of inclusion would be anti-dilutive, is presented below.

	Nine Months Ended		Three Months Ended
(Number of Shares in Thousands)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Equity-based Compensation Equivalent Shares	873.3	553.6	876.1	544.7
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	873.3	553.6	876.1	544.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (“AOCI”) for the nine months ended September 30, 2020 were:

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	$439.4	$—	$(100.6)	$(2.7)	$336.1
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	225.8	(1.9)	1.8	0.2	225.9
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(13.0)	—	—	—	(13.0)
Other Comprehensive Income (Loss), Net of Tax	212.8	(1.9)	1.8	0.2	212.9
Balance at End of Period	$652.2	$(1.9)	$(98.8)	$(2.5)	$549.0
The components of Other Comprehensive Income (Loss) and AOCI for the three months ended September 30, 2020 were:

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$602.3	$(2.9)	$(99.5)	$(2.6)	$497.3
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	57.0	1.0	0.7	0.1	58.8
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(7.1)	—	—	—	(7.1)
Other Comprehensive Income (Loss), Net of Tax	49.9	1.0	0.7	0.1	51.7
Balance at End of Period	$652.2	$(1.9)	$(98.8)	$(2.5)	$549.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The pre-tax components of the Other Comprehensive Income (Loss) and the related Income Tax Benefit (Expense) for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	$285.7	$467.3	$72.1	$118.1
Income Tax Benefit (Expense)	(59.9)	(98.1)	(15.1)	(24.8)
Net of Taxes	225.8	369.2	57.0	93.3

Having Credit Losses Recognized in Condensed Consolidated Statements of Income	(2.4)	—	1.3	—
Income Tax Benefit (Expense)	0.5	—	(0.3)	—
Net of Taxes	(1.9)	—	1.0	—

Reclassification Adjustment for Amounts Included in Net Income	(16.4)	(26.9)	(9.0)	0.2
Income Tax Benefit (Expense)	3.4	5.7	1.9	—
Net of Taxes	(13.0)	(21.2)	(7.1)	0.2

Changes in Net Unrecognized Postretirement Benefit Costs	2.3	0.2	0.9	(0.4)
Income Tax Benefit (Expense)	(0.5)	(0.1)	(0.2)	—
Net of Taxes	1.8	0.1	0.7	(0.4)

Changes in Gain (Loss) on Cash Flow Hedges	0.3	0.3	0.2	0.2
Income Tax Benefit (Expense)	(0.1)	(0.1)	(0.1)	(0.1)
Net of Taxes	0.2	0.2	0.1	0.1

Total Other Comprehensive Income (Loss) Before Income Taxes	269.5	440.9	65.5	118.1
Total Income Tax Benefit (Expense)	(56.6)	(92.6)	(13.8)	(24.9)
Total Other Comprehensive Income (Loss), Net of Taxes	$212.9	$348.3	$51.7	$93.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2020 and 2019:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$36.4	$39.1	$10.0	$1.7
Impairment Losses	(20.0)	(12.2)	(1.0)	(1.9)
Total Before Income Taxes	16.4	26.9	9.0	(0.2)
Income Tax Expense	(3.4)	(5.7)	(1.9)	—
Reclassification from AOCI, Net of Income Taxes	13.0	21.2	7.1	(0.2)
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(2.3)	0.6	(0.9)	—
Income Tax Benefit (Expense)	0.5	(0.1)	0.2	—
Reclassification from AOCI, Net of Income Taxes	(1.8)	0.5	(0.7)	—
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.3)	—	(0.2)	(0.1)
Income Tax Benefit	0.1	—	0.1	—
Reclassification from AOCI, Net of Income Taxes	(0.2)	—	(0.1)	(0.1)
Total Reclassification from AOCI to Net Income	$11.0	$21.7	$6.3	$(0.3)
Note 9 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of September 30, 2020, the remaining share repurchase authorization was $333.3 million under the repurchase program.
During the nine months ended September 30, 2020, Kemper repurchased and retired 1.6 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $110.4 million and average cost per share of $68.29. During the three months ended September 30, 2020, Kemper did not repurchase or retire any shares of its common stock under its share repurchase authorization.
Common Stock Issuance
On June 7, 2019, the Company completed a public offering of its common stock and issued 1.6 million shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million, of which $0.3 million was accrued for and included in Accrued Expenses and Other Liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2019.
Employee Stock Purchase Plan
During the second quarter of 2019, Kemper’s stockholders approved the adoption of the Kemper Employee Stock Purchase Plan (“ESPP”) and the reservation of 1.3 million shares of Kemper’s common stock for issuance under the ESPP.
Under the ESPP, the Company issued 17,720 shares on September 30, 2020 at a discounted price of $56.81 per share, 13,291 shares on June 30, 2020 at a discounted price of $61.64 per share, and 13,214 shares on March 31, 2020 at a discounted price of $63.21. Compensation costs charged against income were $0.5 million and $0.2 million for the nine and three months ended September 30, 2020, respectively.

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
Note 10 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns resulting from an election to update interest rates used to compute the tax basis of reserves on life insurance contracts issued prior to 2018, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to March 31, 2022.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
There were no unrecognized tax benefits at September 30, 2020 or December 31, 2019. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Income taxes paid, net of refunds received, were $55.2 million for the nine months ended September 30, 2020. Income taxes paid, net of refunds received, were $52.2 million for the nine months ended September 30, 2019.
Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 8,510 participants and beneficiaries, of which 1,040 are active employees. Effective January 1, 2006 the Pension Plan was closed to new hires, and effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The components of Pension Income for the Pension Plan for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Interest Cost on Projected Benefit Obligation	$13.5	$16.8	$4.5	$5.6
Expected Return on Plan Assets	(22.0)	(22.9)	(7.3)	(7.6)
Amortization of Net Actuarial Loss	4.6	2.2	1.6	0.7
Total Pension Benefit Recognized	$(3.9)	$(3.9)	$(1.2)	$(1.3)
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 590 retired and 500 active employees.
The components of OPEB benefits for the OPEB Plans for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Service Cost	$0.1	$0.1	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.2	0.3	—	—
Amortization of Prior Service Credit	(0.9)	(1.0)	(0.2)	(0.3)
Amortization of Net Gain	(1.4)	(1.8)	(0.4)	(0.8)
Total OPEB Benefit Recognized	$(2.0)	$(2.4)	$(0.6)	$(1.1)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Income.

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
The Specialty Property & Casualty Insurance segment’s principal products are specialty automobile insurance and commercial automobile insurance. The Preferred Property & Casualty Insurance segment’s principal products are preferred automobile insurance, homeowners insurance and other personal insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.
Earned Premiums by product line for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Specialty Property & Casualty Insurance:
Specialty Automobile	$2,235.2	$2,092.5	$792.2	$719.2
Commercial Automobile	217.7	186.2	79.2	64.2
Preferred Property & Casualty Insurance:
Personal Automobile	324.6	353.0	110.6	119.7
Homeowners	167.4	182.6	55.0	61.5
Other Personal Lines	27.0	29.5	8.9	9.8
Life & Health Insurance:
Life	289.2	289.0	96.3	96.2
Accident and Health	149.1	142.4	48.9	47.6
Property	48.0	51.4	15.4	17.0
Total Earned Premiums	$3,458.2	$3,326.6	$1,206.5	$1,135.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$2,452.9	$2,278.7	$871.4	783.4
Net Investment Income	76.2	79.2	30.5	28.8
Other Income	1.4	6.2	0.4	4.4
Total Specialty Property & Casualty Insurance	2,530.5	2,364.1	902.3	816.6
Preferred Property & Casualty Insurance:
Earned Premiums	519.0	565.1	174.5	$191.0
Net Investment Income	24.3	32.6	10.3	12.0
Other Income	0.1	—	—	—
Total Preferred Property & Casualty Insurance	543.4	597.7	184.8	203.0
Life & Health Insurance:
Earned Premiums	486.3	482.8	160.6	160.8
Net Investment Income	146.0	154.4	50.7	49.7
Other Income	0.6	5.6	—	2.9
Total Life & Health Insurance	632.9	642.8	211.3	213.4
Total Segment Revenues	3,706.8	3,604.6	1,298.4	1,233.0
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(1.0)	99.7	45.2	9.8
Net Realized Gains on Sales of Investments	38.2	39.1	10.0	1.7
Impairment Losses	(20.0)	(12.1)	(1.0)	(1.8)
Other	89.6	24.2	1.1	1.1
Total Revenues	$3,813.6	$3,755.5	$1,353.7	$1,243.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12 - Business Segments (continued)
Segment Operating Profit, including a reconciliation to Income before Income Taxes, for the nine and three months ended September 30, 2020 and 2019 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Segment Operating Profit:
Specialty Property & Casualty Insurance	$309.4	$277.4	$149.9	98.6
Preferred Property & Casualty Insurance	(18.0)	36.2	(41.8)	$26.5
Life & Health Insurance	61.6	86.4	15.2	41.0
Total Segment Operating Profit	353.0	400.0	123.3	166.1
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	89.4	20.1	—	—
Other	(26.8)	(24.1)	(11.0)	(3.1)
Corporate and Other Operating Profit (Loss)	62.6	(4.0)	(11.0)	(3.1)
Adjusted Consolidated Operating Profit	415.6	396.0	112.3	163.0
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(1.0)	99.7	45.2	9.8
Net Realized Gains on Sales of Investments	38.2	39.1	10.0	1.7
Impairment Losses	(20.0)	(12.1)	(1.0)	(1.8)
Acquisition Related Transaction, Integration and Other Costs	(43.3)	(12.2)	(14.4)	(5.4)
Loss from Early Extinguishment of Debt	—	(5.8)	—	(5.8)
Income before Income Taxes	$389.5	$504.7	$152.1	$161.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12 - Business Segments (continued)
Segment Net Operating Income, including a reconciliation to Net Income, for the nine and three months ended September 30, 2020 and 2019 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$246.8	$220.8	$119.2	$78.5
Preferred Property & Casualty Insurance	(13.4)	29.1	(32.7)	21.1
Life & Health Insurance	50.6	69.8	12.2	33.4
Total Segment Net Operating Income	284.0	319.7	98.7	133.0
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	70.6	15.9	—	—
Other	(21.6)	(15.2)	(7.8)	(3.0)
Total Corporate and Other Net Operating Income (Loss)	49.0	0.7	(7.8)	(3.0)
Adjusted Consolidated Net Operating Income	333.0	320.4	90.9	130.0
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(0.8)	78.8	35.7	7.8
Net Realized Gains on Sales of Investments	30.2	30.9	7.9	1.4
Impairment Losses	(15.8)	(9.6)	(0.8)	(1.5)
Acquisition Related Transaction, Integration and Other Costs	(34.2)	(9.5)	(11.4)	(4.1)
Loss from Early Extinguishment of Debt	—	(4.6)	—	(4.6)
Net Income	$312.4	$406.4	$122.3	$129.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available for sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheet. The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheet at September 30, 2020 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$144.5	$508.3	$—	$—	$652.8
States and Political Subdivisions	—	1,511.6	—	—	1,511.6
Foreign Governments	—	4.9	—	—	4.9
Corporate Securities:
Bonds and Notes	—	3,893.9	481.8	—	4,375.7
Redeemable Preferred Stock	—	1.3	6.0	—	7.3
Collateralized Loan Obligations	—	727.4	—	—	727.4
Other Mortgage- and Asset-backed	—	214.9	10.2	—	225.1
Total Investments in Fixed Maturities	144.5	6,862.3	498.0	—	7,504.8
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	41.1	—	—	41.1
Other Industries	—	15.7	—	—	15.7
Common Stocks:
Finance, Insurance and Real Estate	7.7	—	—	—	7.7
Other Industries	0.7	1.7	—	—	2.4
Other Equity Interests:
Exchange Traded Funds	434.5	—	—	—	434.5
Limited Liability Companies and Limited Partnerships	—	—	—	286.8	286.8
Total Investments in Equity Securities at Fair Value	442.9	58.5	—	286.8	788.2
Convertible Securities at Fair Value	—	36.3	—	—	36.3
Total	$587.4	$6,957.1	$498.0	$286.8	$8,329.3
At September 30, 2020, the Company had unfunded commitments to invest an additional $140.6 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
Other Investments:
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at September 30, 2020.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$232.9	1.1%	-	15.1%	4.0%
Non-investment-grade:
Senior Debt	Market Yield	154.3	1.1	-	20.5	7.6
Junior Debt	Market Yield	81.4	10.5	-	21.5	13.3
Other	Various	29.4
Total Level 3 Fixed Maturity Investments		$498.0
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2020 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Year	$409.1	$—	$6.7	$618.2	$10.2	$1,044.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(6.3)	—	—	(0.3)	—	(6.6)
Included in Other Comprehensive Income (Loss)	(1.0)	0.1	0.6	(9.4)	0.3	(9.4)
Purchases	150.1	0.6	—	53.5	—	204.2
Settlements	—	—	—	—	(0.1)	(0.1)
Sales	(77.5)	—	(0.1)	(26.4)	(0.2)	(104.2)
Transfers into Level 3	7.4	—	—	—	—	7.4
Transfers out of Level 3	—	(0.7)	(1.2)	(635.6)	—	(637.5)
Balance at End of Period	$481.8	$—	$6.0	$—	$10.2	$498.0
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs due to change in pricing provider.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2020 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$452.3	$5.4	$—	$10.3	$468.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(1.3)	—	—	—	(1.3)
Included in Other Comprehensive Income (Loss)	5.1	0.7	—	(0.1)	5.7
Purchases	69.5	—	—	—	69.5
Settlements	—	—	—	—	—
Sales	(43.8)	(0.1)	—	—	(43.9)
Balance at End of Period	$481.8	$6.0	$—	$10.2	$498.0

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

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$415.6	$—	$539.0	$10.4	$965.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	1.7	—	0.4	—	2.1
Included in Other Comprehensive Income (Loss)	(0.8)	—	(3.5)	0.4	(3.9)
Purchases	35.1	1.9	8.2	20.6	65.8
Settlements	(7.4)	—	(7.6)	(0.2)	(15.2)
Sales	(19.0)	—	—	—	(19.0)
Balance at End of Period	$425.2	$1.9	$536.5	$31.2	$994.8
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	September 30, 2020		December 31, 2019
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$299.5	$299.5	$305.6	$612.4
Short-term Investments	628.8	628.8	470.9	470.9
Mortgage Loans	37.3	37.3	27.5	27.5
Financial Liabilities:
Long-term Debt	$1,173.0	$1,233.3	$778.4	$820.2
Policyholder Contract Liabilities	444.1	444.1	243.4	243.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13 - Fair Value Measurements (continued)

The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. Effective June 30, 2020, the Company revised its method of estimating the fair value of loans to policyholders. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value measurement of Mortgage Loans is estimated using inputs that are considered Level 2 measurements. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Contract Liabilities presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

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

In April 2017, the parties participated in an evidentiary hearing before a AAA-appointed arbitrator. In November 2017, the arbitrator awarded KCSI direct damages against CSC of $84.3 million, prejudgment interest at the annual rate of 9% and costs and expenses in the amount of $7.2 million.

KCSI pursued confirmation and enforcement of the award in U.S. District Court in Texas. In September 2018, the district court confirmed the award in favor of KCSI and entered judgment against CSC in the total amount of $141.7 million. CSC appealed to the U.S. Court of Appeals for the Fifth Circuit. On January 10, 2020, the Fifth Circuit Court of Appeals affirmed the district court’s ruling in favor of KCSI.

During the pendency of the district court and appellate proceedings, CSC paid Kemper $35.7 million in September 2018 and an additional $20.1 million in April 2019 in partial satisfaction of the judgment. The Company recognized such payments in Other Income in its Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2019, respectively. In February 2020, following the Fifth Circuit Court of Appeals’ ruling, Kemper received $89.4 million in satisfaction of the remaining balance due on the judgment. The Company recognized such payment in Other Income in its Condensed Consolidated Statement of Income for the nine months ended September 30, 2020.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $72.0 million in assets managed by FS&C at September 30, 2020 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment expenses incurred in connection with such agreement were $0.6 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 16 - Subsequent Events
In October 2020, the Company’s defined benefit pension plan purchased annuities on behalf of certain plan participants currently receiving benefits and offered to make lump-sum payments directly to certain inactive, vested plan participants that are not currently receiving benefit payments and that elect to receive lump-sum payments. The Company anticipates the partial settlement will be completed in the fourth quarter of 2020. Accordingly, the Company estimates that net income for the fourth quarter of 2020 will include an after-tax charge to income ranging from $45.0 million to $55.0 million to recognize the unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to AOCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $312.4 million ($4.75 per unrestricted common share) for the nine months ended September 30, 2020, compared to $406.4 million ($6.17 per unrestricted common share) for the same period in 2019.
Net Income was $122.3 million ($1.87 per unrestricted common share) for the three months ended September 30, 2020, compared to $129.0 million ($1.93 per unrestricted common share) for the same period in 2019.
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

As part of the Company’s response to the COVID-19 pandemic, the Company recognized approximately $100 million of premium credits as a reduction to earned premiums in the second quarter of 2020. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for additional information. The credits were applied directly to the policyholder's receivable. If a policyholder had paid in full, the policyholder received a refund of the credited amounts.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the nine and three months ended September 30, 2020 and 2019 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2020	Sep 30, 2019	Increase (Decrease)	Sep 30, 2020	Sep 30, 2019	Increase (Decrease)
Net Income	$312.4	$406.4	$(94.0)	$122.3	$129.0	$(6.7)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(0.8)	78.8	(79.6)	35.7	7.8	27.9
Net Realized Gains on Sales of Investments	30.2	30.9	(0.7)	7.9	1.4	6.5
Impairment Losses	(15.8)	(9.6)	(6.2)	(0.8)	(1.5)	0.7
Acquisition Related Transaction, Integration and Other Costs	(34.2)	(9.5)	(24.7)	(11.4)	(4.1)	(7.3)
Loss from Extinguishment of Debt	—	(4.6)	4.6	—	(4.6)	4.6
Adjusted Consolidated Net Operating Income	$333.0	$320.4	$12.6	$90.9	$130.0	$(39.1)

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Specialty Property & Casualty Insurance	$246.8	$220.8	$26.0	$119.2	$78.5	$40.7
Preferred Property & Casualty Insurance	(13.4)	29.1	(42.5)	(32.7)	21.1	(53.8)
Life & Health Insurance	50.6	69.8	(19.2)	12.2	33.4	(21.2)
Total Segment Net Operating Income	284.0	319.7	(35.7)	98.7	133.0	(34.3)
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	70.6	15.9	54.7	—	—	—
Other	(21.6)	(15.2)	(6.4)	(7.8)	(3.0)	(4.8)
Corporate and Other Net Operating Income (Loss)	49.0	0.7	48.3	(7.8)	(3.0)	(4.8)
Adjusted Consolidated Net Operating Income	$333.0	$320.4	$12.6	$90.9	$130.0	$(39.1)

Summary of Results (continued)
Net Income
Net Income decreased by $94.0 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to lower investment results and higher acquisition related transaction, integration and other costs, partially offset by higher Adjusted Consolidated Net Operating Income. Adjusted Consolidated Net Operating Income increased by $12.6 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to higher Corporate and Other Net Operating Income and Specialty Property & Casualty Insurance Segment Net Operating Income, partially offset by lower Preferred Property & Casualty Segment Insurance Net Operating Income and Life & Health Segment Insurance Net Operating Income. See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income increased due primarily to a gain recognized in 2020 for the satisfaction of the remaining balance of a final judgment against CSC in connection with an arbitration award (the “CSC Judgment”). The Company’s investment results were adversely impacted in 2020, compared to 2019, by a $79.6 million after-tax decrease from the change in fair value of the equity and convertible securities, a $6.2 million after-tax decrease from impairment losses and a $0.7 million after-tax decrease from net realized gains on sales of investments. See MD&A, “Investment Results,” for additional discussion.

Net Income decreased by $6.7 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to lower Adjusted Consolidated Net Operating Income and higher acquisition related transaction, integration and other costs, partially offset by higher investment results. Adjusted Consolidated Net Operating Income decreased $39.1 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to lower Preferred Property & Casualty Insurance Segment Net Operating Income and Life & Health Insurance Segment Net Operating Income, partially offset by higher Specialty Property & Casualty Segment Insurance Net Operating Income. See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income decreased primarily due to higher acquisition related transaction, integration and other costs. The Company’s investment results were favorably impacted in 2020, compared to 2019, by a $27.9 million after-tax increase from the change in fair value of the equity and convertible securities, a $0.7 million after-tax increase from impairment losses and a $6.5 million after-tax increase from net realized gains on sales of investments. See MD&A, “Investment Results,” for additional discussion.
Revenues
Earned Premiums were $3,458.2 million for the nine months ended September 30, 2020, compared to $3,326.6 million for the same period in 2019, an increase of $131.6 million. Earned Premiums for the nine months ended September 30, 2020 included a reduction for COVID-19 related premium credits. Excluding the impact of the premium credits, Earned Premiums increased by $231.4 million for the nine months ended September 30, 2020, compared to the same period in 2019. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $174.2 million for the nine months ended September 30, 2020, or by $261.3 million after excluding the impact of premium credits. Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $46.1 million for the nine months ended September 30, 2020, or by $33.4 million after excluding the impact of premium credits. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,206.5 million for the three months ended September 30, 2020, compared to $1,135.2 million for the same period in 2019, an increase of $71.3 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $88.0 million for the three months ended September 30, 2020, compared to the same period in 2019. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $16.5 million for the three months ended September 30, 2020, compared to the same period in 2019. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $24.9 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to a lower yields on fixed income securities, lower rate of return from Alternative Investments and higher investment expenses, partially offset by a higher levels of investments in fixed income securities. Net Investment Income from Alternative Investments related to Equity Method Limited Liability Investments decreased by $3.3 million. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $5.6 million.
Net Investment Income increased by $0.4 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to recovery in the return from Alternative Investments and higher levels of investments in fixed income securities, partially offset by lower yields on fixed income securities and higher investment expenses. Net Investment Income from Alternative Investments related to Equity Method

Summary of Results (continued)
Limited Liability Investments increased by $6.6 million due primarily to a recovery in value that deteriorated in the first half of 2020. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $2.8 million.
Other Income was $92.7 million for the nine months ended September 30, 2020, compared to $31.8 million for the same period in 2019. Other Income for the nine months ended September 30, 2020 includes a gain of $89.4 million related to the satisfaction of the CSC Judgment. Other Income for the nine months ended September 30, 2019 includes a gain of $20.1 million related to the partial satisfaction of the remaining balance of the CSC Judgment. See Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements. In July 2019, the Company entered into a marketing agreement with Hagerty to transfer the Company’s Classic Collectors book of business to Hagerty. Other Income for the nine months ended September 30, 2019 includes a $3.8 million gain related to the agreement with Hagerty. Beginning in 2020, the Company changed its presentation of COLI income by presenting such income in Net Investment Income. Prior to the change, COLI income was presented in Other Income. Other Income for the nine months ended September 30, 2019 includes $5.0 million related to COLI income.
Other Income was $0.9 million for the three months ended September 30, 2020, compared to $7.2 million for the same period in 2019. Other Income for the three months ended September 30, 2019 includes a $3.8 million gain related to the agreement with Hagerty and $2.8 million related to COLI income.
Net Realized Gains on Sales of Investments were $38.2 million for the nine months ended September 30, 2020, compared to $39.1 million for the same period in 2019. Net Realized Gains on Sales of Investments were $10.0 million for the three months ended September 30, 2020, compared to $1.7 million for the same period in 2019.
Impairment Losses were $20.0 million for the nine months ended September 30, 2020, compared to $12.1 million for the same period in 2019. Impairment Losses were $1.0 million for the three months ended September 30, 2020, compared to $1.8 million for the same period in 2019.
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
Adjusted Consolidated Net Operating Income
Adjusted Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Net Income the after-tax impact of:
(i)Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii)Net Realized Gains on Sales of Investments;
(iii)Impairment Losses;
(iv)Acquisition Related Transaction, Integration and Other Costs;
(v)Loss from Early Extinguishment of Debt; and
(vi)Significant non-recurring or infrequent items that may not be indicative of ongoing operations.
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the nine and three months ended September 30, 2020 or 2019.
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

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Premiums Written	$2,606.3	$2,428.8	$914.2	$815.0
Earned Premiums	$2,452.9	$2,278.7	$871.4	$783.4
Net Investment Income	76.2	79.2	30.5	28.8
Other Income	1.4	6.2	0.4	4.4
Total Revenues	2,530.5	2,364.1	902.3	816.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,724.6	1,702.9	589.0	579.4
Catastrophe Losses and LAE	6.8	7.3	2.1	2.3
Prior Years:
Non-catastrophe Losses and LAE	16.8	(31.0)	1.9	(4.1)
Catastrophe Losses and LAE	0.1	0.3	(0.1)	0.2
Total Incurred Losses and LAE	1,748.3	1,679.5	592.9	577.8
Insurance Expenses	472.8	404.9	159.5	139.2
Other Expenses	—	2.3	—	1.0
Operating Profit	309.4	277.4	149.9	98.6
Income Tax Expense	(62.6)	(56.6)	(30.7)	(20.1)
Segment Net Operating Income	$246.8	$220.8	$119.2	$78.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.3%	74.8%	67.6%	74.0%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.2	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	0.7	(1.4)	0.2	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	71.3	73.7	68.0	73.8
Insurance Expense Ratio	19.3	17.8	18.3	17.8
Combined Ratio	90.6%	91.5%	86.3%	91.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	70.3%	74.8%	67.6%	74.0%
Insurance Expense Ratio	19.3	17.8	18.3	17.8
Underlying Combined Ratio	89.6%	92.6%	85.9%	91.8%
Non-GAAP Measure Reconciliation
Combined Ratio	90.6%	91.5%	86.3%	91.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.2	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	0.7	(1.4)	0.2	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	89.6%	92.6%	85.9%	91.8%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Insurance Reserves:
Non-Standard Automobile	$1,271.9	$1,321.9
Commercial Automobile	223.0	229.1
Insurance Reserves	$1,494.9	$1,551.0
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$718.8	$730.0
Incurred But Not Reported	631.8	672.2
Total Loss and LAE Reserves	1,350.6	1,402.2
Unallocated LAE Reserves	144.3	148.8
Insurance Reserves	$1,494.9	$1,551.0
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
Overall
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $246.8 million for the nine months ended September 30, 2020, compared to $220.8 million for the same period in 2019. Segment Net Operating Income increased by $26.0 million due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums, partially offset by the impact of adverse loss reserve development and lower net investment income. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $174.2 million for the nine months ended September 30, 2020, compared to the same period in 2019, driven primarily by higher volume, partially offset by the impact of premium credits of $87.1 million issued to policyholders during the second quarter of 2020. Both of the segment’s product lines had higher volume, although the overall impact on earned premiums was driven primarily by specialty personal automobile insurance.
Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $3.0 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to lower yields on fixed income securities and a lower return on Alternative Investments, partially offset by higher levels of investments in fixed income securities.
Other Income in the Specialty Property & Casualty Insurance segment decreased by $4.8 million for the nine months ended September 30, 2020, compared to the same period in 2019. In July 2019, the Company entered into a marketing agreement with Hagerty to transfer the Company’s Classic Collectors book of business to Hagerty. Other Income for the nine months ended September 30, 2019 includes the $3.8 million gain related to the agreement with Hagerty.
Underlying losses and LAE as a percentage of earned premiums were 70.3% in 2020, an improvement of 4.5 percentage points, compared to 2019, due primarily to improvements in claim frequency. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $16.9 million in 2020, compared to favorable development of $30.7 million in 2019. Catastrophe losses and LAE (excluding reserve development) were $6.8 million in 2020, compared to $7.3 million in 2019, an improvement of $0.5 million.

Specialty Property & Casualty Insurance (continued)
Insurance Expenses were $472.8 million, or 19.3% of earned premiums, in 2020, a deterioration of 1.5 percentage points compared to 2019. Excluding the impact of premium credits, Insurance Expenses were 18.6% of earned premiums in 2020.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $119.2 million for the three months ended September 30, 2020, compared to $78.5 million for the same period in 2019. Segment Net Operating Income improved by $40.7 million in 2020 due primarily to higher premium volume and an improvement in underlying loss and LAE as a percentage of earned premiums, partially offset by the impact of adverse loss reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $88.0 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to higher premium volume. While both of the segment’s product lines had higher volume, the overall impact on earned premiums was driven primarily by specialty personal automobile insurance.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $1.7 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to recovery in the return from Alternative Investments, partially offset by lower yields on fixed income securities and higher levels of investments in fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 67.6% in 2020, an improvement of 6.4 percentage points, compared to 2019, driven primarily by improvements in both specialty personal automobile insurance and commercial automobile insurance. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.8 million in 2020, compared to favorable development of $3.9 million in 2019. Catastrophe losses and LAE (excluding reserve development) were $2.1 million in 2020, compared to $2.3 million in 2019.
Insurance Expenses were $159.5 million, or 18.3% of earned premiums in 2020, a deterioration of 0.5 percentage points compared to 2019.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Premiums Written	$2,350.2	$2,226.2	$819.4	$749.5
Earned Premiums	$2,235.2	$2,092.5	$792.2	$719.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,591.8	$1,574.0	$543.4	$538.2
Catastrophe Losses and LAE	6.4	6.6	2.0	2.0
Prior Years:
Non-catastrophe Losses and LAE	31.1	(19.9)	2.1	(1.8)
Catastrophe Losses and LAE	0.2	0.3	(0.1)	0.2
Total Incurred Losses and LAE	$1,629.5	$1,561.0	$547.4	$538.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.2%	75.3%	68.5%	74.9%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.3	0.3	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	1.4	(1.0)	0.3	(0.3)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	72.9%	74.6%	69.1%	74.9%
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums from specialty personal automobile insurance increased by $142.7 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to higher volume, partially offset by premium credits of $83.5 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $1,629.5 million, or 72.9% of earned premiums in 2020, compared to $1,561.0 million, or 74.6% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums, partially offset by the impact of adverse loss reserve development. Underlying losses and LAE as a percentage of related earned premiums were 71.2% in 2020, compared to 75.3% in 2019, an improvement of 4.1 percentage points due primarily to improvements in claim frequency. Adverse loss and LAE reserve development was $31.3 million in 2020, compared to favorable development of $19.6 million in 2019. Catastrophe losses and LAE (excluding reserve development) were $6.4 million in 2020, compared to $6.6 million in 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums from specialty personal automobile insurance increased by $73.0 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to higher volume. Incurred losses and LAE were $547.4 million, or 69.1% of earned premiums in 2020, compared to $538.6 million, or 74.9% of earned premiums in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 68.5% in 2020, compared to 74.9% in 2019, an improvement of 6.4 percentage points, due primarily to improvements in claim frequency. Adverse loss and LAE reserve development was $2.0 million in 2020, compared to favorable development of $1.6 million in 2019. Catastrophe losses and LAE (excluding reserve development) were $2.0 million in 2020, compared to $2.0 million in 2019.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Premiums Written	$256.1	$202.6	$94.8	$65.5
Earned Premiums	$217.7	$186.2	$79.2	$64.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$132.8	$128.9	$45.6	$41.2
Catastrophe Losses and LAE	0.4	0.7	0.1	0.3
Prior Years:
Non-catastrophe Losses and LAE	(14.3)	(11.1)	(0.2)	(2.3)
Catastrophe Losses and LAE	(0.1)	—	—	—
Total Incurred Losses and LAE	$118.8	$118.5	$45.5	$39.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	61.0%	69.2%	57.6%	64.2%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.4	0.1	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	(6.6)	(6.0)	(0.3)	(3.6)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	54.6%	63.6%	57.4%	61.1%
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums from commercial automobile insurance increased by $31.5 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to higher volume, partially offset by premium credits of $3.6 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $118.8 million, or 54.6% of earned premiums in 2020, compared to $118.5 million, or 63.6% of earned premiums in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums as well as favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 61.0% in 2020, compared to 69.2% in 2019, an improvement of 8.2 percentage points due primarily to improvements in claim frequency. Favorable loss and LAE reserve development was $14.4 million in 2020, compared to $11.1 million in 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums from commercial automobile insurance increased by $15.0 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to higher volume. Incurred losses and LAE were $45.5 million, or 57.4% of earned premiums in 2020, compared to $39.2 million, or 61.1% of earned premiums in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums, partially offset by lower favorable reserve development in 2020, compared to 2019. Underlying losses and LAE as a percentage of earned premiums were 57.6% in 2020, compared to 64.2% in 2019, an improvement of 6.6 percentage points due primarily to improvements in claim frequency. Favorable loss and LAE reserve development was $0.2 million in 2020, compared to $2.3 million in 2019.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Premiums Written	$497.8	$566.7	$172.2	$189.6
Earned Premiums	$519.0	$565.1	$174.5	$191.0
Net Investment Income	24.3	32.6	10.3	12.0
Other Income	0.1	—	—	—
Total Revenues	543.4	597.7	184.8	203.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	293.8	361.6	102.8	121.7
Catastrophe Losses and LAE	87.3	51.1	61.9	11.9
Prior Years:
Non-catastrophe Losses and LAE	11.2	(10.5)	6.3	(1.1)
Catastrophe Losses and LAE	(0.6)	(15.3)	0.1	(15.4)
Total Incurred Losses and LAE	391.7	386.9	171.1	117.1
Insurance Expenses	169.7	174.6	55.5	59.4
Operating Profit (Loss)	(18.0)	36.2	(41.8)	26.5
Income Tax Expense	4.6	(7.1)	9.1	(5.4)
Segment Net Operating Income (Loss)	$(13.4)	$29.1	$(32.7)	$21.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	56.6%	64.1%	58.9%	63.8%
Current Year Catastrophe Losses and LAE Ratio	16.8	9.0	35.5	6.2
Prior Years Non-catastrophe Losses and LAE Ratio	2.2	(1.9)	3.6	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(2.7)	0.1	(8.1)
Total Incurred Loss and LAE Ratio	75.5	68.5	98.1	61.3
Insurance Expense Ratio	32.7	30.9	31.8	31.1
Combined Ratio	108.2%	99.4%	129.9%	92.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	56.6%	64.1%	58.9%	63.8%
Insurance Expense Ratio	32.7	30.9	31.8	31.1
Underlying Combined Ratio	89.3%	95.0%	90.7%	94.9%
Non-GAAP Measure Reconciliation
Combined Ratio	108.2%	99.4%	129.9%	92.4%
Less:
Current Year Catastrophe Losses and LAE Ratio	16.8	9.0	35.5	6.2
Prior Years Non-catastrophe Losses and LAE Ratio	2.2	(1.9)	3.6	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(2.7)	0.1	(8.1)
Underlying Combined Ratio	89.3%	95.0%	90.7%	94.9%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2020		Sep 30, 2019
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	48	$38.4	41	$25.8
$5 - $10	3	21.4	2	12.0
$10 - $15	1	10.6	1	13.3
$15 - $20	1	16.9	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	53	$87.3	44	$51.1
Insurance Reserves

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Insurance Reserves:
Preferred Automobile	$265.2	$262.3
Homeowners	137.9	95.3
Other	25.5	30.9
Insurance Reserves	$428.6	$388.5
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$266.8	$241.3
Incurred But Not Reported	134.2	118.8
Total Loss and LAE Reserves	401.0	360.1
Unallocated LAE Reserves	27.6	28.4
Insurance Reserves	$428.6	$388.5
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
Overall
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Loss of $13.4 million for the nine months ended September 30, 2020, compared to Segment Net Operating Income of $29.1 million for the same period in 2019. Segment Net Operating Income decreased by $42.5 million due primarily to higher catastrophe losses and LAE (excluding loss reserve development), the impact of adverse loss and LAE reserve development and lower net investment income, partially offset by an improvement in underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $46.1 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to lower volume and the impact of premium

Preferred Property & Casualty Insurance (continued)
credits of $12.7 million issued to automobile policyholders during the second quarter of 2020. All lines experienced an overall decline in volume, although the overall impact was driven primarily by preferred personal automobile insurance.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $8.3 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to lower yields on fixed income securities and a lower rate of return on Alternative Investments, partially offset by higher levels of investments in fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 56.6% in 2020, an improvement of 7.5 percentage points, compared to 2019. Catastrophe losses and LAE (excluding reserve development) were $87.3 million in 2020, compared to $51.1 million in 2019, an increase of $36.2 million. Catastrophe losses and LAE (excluding reserve development) increased due primarily to an increase in both frequency and severity of catastrophic events in 2020, compared to 2019. There were five catastrophic events above $5 million in 2020, compared to three catastrophic events above $5 million in 2019. Adverse loss and LAE reserve development (including catastrophe reserve development) was $10.6 million in 2020, compared to favorable development of $25.8 million in 2019. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Insurance expenses were $169.7 million, or 32.7% of earned premiums in 2020, a deterioration of 1.8% percentage points compared to 2019. Excluding the impact of premium credits, insurances expenses were 32.0% of earned premiums.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Loss of $32.7 million for the three months ended September 30, 2020, compared to Segment Net Operating Income of $21.1 million for the same period in 2019. Segment Net Operating Income decreased by $53.8 million due primarily to higher catastrophe losses and LAE (excluding loss reserve development), the impact of adverse loss reserve development and lower net investment income, partially offset by an improvement in underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $16.5 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to lower volume. All lines experienced declines in volume, although the overall impact was driven primarily by preferred personal automobile insurance.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $1.7 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to lower dividend income on Equity Securities and lower yields on fixed income securities, partially offset by recovery of return on Alternative Investments and higher levels of investments in fixed income securities.
Underlying losses and LAE as a percentage of earned premiums were 58.9% in 2020, an improvement of 4.9 percentage points, compared to 2019, driven primarily by lower underlying losses and LAE as a percentage of earned premiums in preferred personal automobile insurance and homeowners insurance. Catastrophe losses and LAE (excluding loss reserve development) were $61.9 million in 2020, compared to $11.9 million in 2019, a deterioration of $50.0 million. Catastrophe losses and LAE (excluding loss reserve development) increased due primarily to five catastrophic events above $5 million in 2020, compared to one event in 2019. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $6.4 million in 2020, compared to favorable development of $16.5 million in 2019.
Insurance expenses were $55.5 million, or 31.8% of earned premiums, in 2020, a deterioration of 0.7 percentage points compared to 2019.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Premiums Written	$308.7	$357.4	$107.2	$117.5
Earned Premiums	$324.6	$353.0	$110.6	$119.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$201.9	$246.3	$72.2	$83.2
Catastrophe Losses and LAE	4.0	6.3	1.8	2.1
Prior Years:
Non-catastrophe Losses and LAE	17.8	(5.4)	5.9	(0.5)
Catastrophe Losses and LAE	(0.6)	(0.2)	(0.2)	(0.1)
Total Incurred Losses and LAE	$223.1	$247.0	$79.7	$84.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	62.2%	69.8%	65.4%	69.5%
Current Year Catastrophe Losses and LAE Ratio	1.2	1.8	1.6	1.8
Prior Years Non-catastrophe Losses and LAE Ratio	5.5	(1.5)	5.3	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	(0.1)	(0.2)	(0.1)
Total Incurred Loss and LAE Ratio	68.7%	70.0%	72.1%	70.8%
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums on preferred automobile insurance decreased by $28.4 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to lower volume and the impact of premium credits of $12.7 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $223.1 million, or 68.7% of earned premiums, in 2020, compared to $247.0 million, or 70.0% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to an improvement in the underlying loss and LAE ratio, partially offset by an adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 62.2% in 2020, compared to 69.8% in 2019, an improvement of 7.6 percentage points due primarily to improvement in claim frequency in 2020. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $17.2 million in 2020, compared to favorable development of $5.6 million in 2019. Catastrophe losses and LAE (excluding reserve development) were $4.0 million in 2020, compared to $6.3 million in 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums on preferred automobile insurance decreased by $9.1 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to lower volume. Incurred losses and LAE were $79.7 million, or 72.1% of earned premiums, in 2020, compared to $84.7 million, or 70.8% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to an adverse change in loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of related earned premiums were 65.4% in 2020, compared to 69.5% in 2019, an improvement of 4.1 percentage points due primarily to improvement in claim frequency in 2020. Adverse loss and LAE reserve development was $5.7 million in 2020, compared to favorable development of $0.6 million in 2019. Catastrophe losses and LAE (excluding reserve development) were $1.8 million in 2020, compared to $2.1 million in 2019.

Preferred Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Premiums Written	$162.8	$180.6	$55.7	$62.3
Earned Premiums	$167.4	$182.6	$55.0	61.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$82.2	$101.6	$28.1	$34.2
Catastrophe Losses and LAE	81.3	43.7	58.6	9.3
Prior Years:
Non-catastrophe Losses and LAE	(3.1)	—	2.0	0.2
Catastrophe Losses and LAE	0.1	(13.6)	0.2	(13.6)
Total Incurred Losses and LAE	$160.5	$131.7	$88.9	$30.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	49.1%	55.6%	51.1%	55.6%
Current Year Catastrophe Losses and LAE Ratio	48.6	23.9	106.5	15.1
Prior Years Non-catastrophe Losses and LAE Ratio	(1.9)	—	3.6	0.3
Prior Years Catastrophe Losses and LAE Ratio	0.1	(7.4)	0.4	(22.1)
Total Incurred Loss and LAE Ratio	95.9%	72.1%	161.6%	48.9%
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums in homeowners insurance decreased by $15.2 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to lower volume. Incurred losses and LAE were $160.5 million, or 95.9% of earned premiums, in 2020, compared to $131.7 million, or 72.1% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses (excluding loss reserve development) and lower favorable catastrophe loss reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 49.1% in 2020, compared to 55.6% in 2019, an improvement of 6.5 percentage points. Catastrophe losses and LAE (excluding reserve development) were $81.3 million in 2020, compared to $43.7 million in 2019. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $3.0 million in 2020, compared to $13.6 million in 2019. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums in homeowners insurance decreased by $6.5 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to lower volume. Incurred losses and LAE were $88.9 million, or 161.6% of earned premiums in 2020, compared to $30.1 million, or 48.9% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses (excluding loss reserve development) and lower favorable catastrophe reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 51.1% in 2020, compared to 55.6% in 2019, an improvement of 4.5 percentage points. Catastrophe losses and LAE (excluding reserve development) were $58.6 million in 2020, compared to $9.3 million in 2019. Adverse loss and LAE reserve development (including catastrophe reserve development) was $2.2 million in 2020, compared to favorable development of $13.4 million in 2019. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net Premiums Written	$26.3	$28.7	$9.3	$9.8
Earned Premiums	$27.0	$29.5	$8.9	$9.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$9.7	$13.7	$2.5	$4.3
Catastrophe Losses and LAE	2.0	1.1	1.5	0.5
Prior Years:
Non-catastrophe Losses and LAE	(3.5)	(5.1)	(1.6)	(0.8)
Catastrophe Losses and LAE	(0.1)	(1.5)	0.1	(1.7)
Total Incurred Losses and LAE	$8.1	$8.2	$2.5	$2.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	36.0%	46.5%	28.1%	43.9%
Current Year Catastrophe Losses and LAE Ratio	7.4	3.7	16.9	5.1
Prior Years Non-catastrophe Losses and LAE Ratio	(13.0)	(17.3)	(18.0)	(8.2)
Prior Years Catastrophe Losses and LAE Ratio	(0.4)	(5.1)	1.1	(17.3)
Total Incurred Loss and LAE Ratio	30.0%	27.8%	28.1%	23.5%
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums on other personal insurance decreased by $2.5 million for the nine months ended September 30, 2020, compared to the same period in 2019. Incurred losses and LAE were $8.1 million, or 30.0% of earned premiums, in 2020, compared to $8.2 million, or 27.8% of earned premiums, in 2019. Underlying losses and LAE as a percentage of earned premiums were 36.0% in 2020, compared to 46.5% in 2019, an improvement of 10.5 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $2.0 million in 2020, compared to $1.1 million in 2019. Favorable loss and LAE reserve development was $3.6 million in 2020, compared to $6.6 million in 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums on other personal insurance decreased by $0.9 million for the three months ended September 30, 2020, compared to the same period in 2019. Incurred losses and LAE were $2.5 million, or 28.1% of earned premiums, in 2020, compared to $2.3 million, or 23.5% of earned premiums, in 2019. Underlying losses and LAE as a percentage of earned premiums were 28.1% in 2020, compared to 43.9% in 2019, an improvement of 15.8 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $1.5 million in 2020, compared to $0.5 million in 2019. Favorable loss and LAE reserve development was $1.5 million in 2020, compared to $2.5 million in 2019.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Earned Premiums	$486.3	$482.8	$160.6	$160.8
Net Investment Income	146.0	154.4	50.7	49.7
Other Income	0.6	5.6	—	2.9
Total Revenues	632.9	642.8	211.3	213.4
Policyholders’ Benefits and Incurred Losses and LAE	320.2	307.7	113.6	88.8
Insurance Expenses	251.1	248.7	82.5	83.6
Operating Profit	61.6	86.4	15.2	41.0
Income Tax Expense	(11.0)	(16.6)	(3.0)	(7.6)
Segment Net Operating Income	$50.6	$69.8	$12.2	$33.4
Insurance Reserves

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Insurance Reserves:
Future Policyholder Benefits	$3,426.4	$3,385.3
Incurred Losses and LAE Reserves:
Life	59.0	89.2
Accident and Health	26.1	27.5
Property	5.1	3.3
Total Incurred Losses and LAE Reserves	90.2	120.0
Insurance Reserves	$3,516.6	$3,505.3
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company has reduced its estimate of the initial impact of using death verification databases by $30.3 million, of which $4.5 million and $4.8 million was recognized during the first and second quarters of 2020, respectively, and $15.0 million and $6.0 million was recognized during the third and fourth quarters of 2019, respectively.

Overall
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums in the Life & Health Insurance segment increased by $3.5 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to higher volume on accident and health insurance products and a reduction in the estimated return premium reserve for insurance products subject to minimum loss ratio (“MLR”), partially offset by lower property insurance earned premiums.
Net Investment Income decreased by $8.4 million in 2020, compared to 2019, due primarily to lower return on Alternative Investments and lower yields on fixed income securities, partially offset by higher levels of investments in fixed income securities and a change in the Company’s presentation of COLI income.
Other Income decreased by $5.0 million in 2020, compared to 2019, due primarily to the change in presentation of COLI income.

Life and Health Insurance (continued)

Policyholders’ Benefits and Incurred Losses and LAE increased by $12.5 million in 2020, compared to 2019, due primarily to higher mortality for life insurance claims due primarily to COVID-19, the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations, and higher property insurance catastrophe losses, partially offset by lower frequency of accident and health insurance claims. The Company reduced its estimate of the ultimate cost of using death verification databases in its operations by $9.3 million and $15.0 million, respectively, for the nine months ended September 30, 2020 and 2019. Insurance Expenses in the Life & Health Insurance segment increased by $2.4 million in 2020, compared to 2019.

Segment Net Operating Income in the Life & Health Insurance segment was $50.6 million for the nine months ended September 30, 2020, compared to $69.8 million in 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned Premiums in the Life & Health Insurance segment decreased by $0.2 million for the three months ended September 30, 2020, compared to the same period in 2019.
Net Investment Income increased by $1.0 million in 2020, compared to 2019, due primarily to recovery in the return on Alternative Investments, higher levels of investments in fixed income securities and the change in the presentation of COLI income, partially offset by lower yields on fixed income securities and higher investment expenses.

Other Income decreased by $2.9 million in 2020, compared to 2019, due primarily to the change in presentation of COLI income.
Policyholders’ Benefits and Incurred Losses and LAE increased by $24.8 million in 2020, compared to 2019, due primarily to higher mortality for life insurance claims due primarily to COVID-19, the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations, and higher property insurance catastrophe losses, partially offset by improvement in frequency of accident and health insurance claims. The Company reduced its estimate of the ultimate cost of using death verification databases in its operations by $15.0 million for the three months ended September 30, 2019. Insurance Expenses in the Life & Health Insurance segment decreased by $1.1 million in 2020, compared to 2019.

Segment Net Operating Income in the Life & Health Insurance segment was $12.2 million for the three months ended September 30, 2020, compared to $33.4 million for the same period in 2019.
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Earned Premiums	$289.2	$289.0	$96.3	$96.2
Net Investment Income	141.0	148.7	47.5	47.8
Other Income	0.1	5.4	—	2.8
Total Revenues	430.3	443.1	143.8	146.8
Policyholders’ Benefits and Incurred Losses and LAE	228.8	204.7	84.0	56.0
Insurance Expenses	165.9	159.9	54.7	53.3
Operating Profit	35.6	78.5	5.1	37.5
Income Tax Expense	(5.5)	(15.1)	(0.8)	(7.0)
Total Product Line Net Operating Income	$30.1	$63.4	$4.3	$30.5
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned premiums from life insurance increased by $0.2 million for the nine months ended September 30, 2020, compared to the same period in 2019. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $228.8 million in 2020, compared to $204.7 million in 2019. The increase of $24.1 million is due primarily to higher mortality for life insurance claims

Life and Health Insurance (continued)
due primarily to COVID-19, and the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations. The Company reduced its estimate of the ultimate cost of using death verification databases in its operations by $9.3 million and $15.0 million, respectively, for the nine months ended September 30, 2020 and 2019. Insurance Expenses increased by $6.0 million in 2020, compared to 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned premiums from life insurance increased by $0.1 million for the three months ended September 30, 2020, compared to the same period in 2019. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $84.0 million in 2020, compared to $56.0 million in 2019. The increase of $28.0 million is due primarily to the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations and higher mortality for life insurance claims due primarily to COVID-19. The Company reduced its estimate of the ultimate cost of using death verification databases in its operations by $15.0 million for the three months ended September 30, 2019. Insurance Expenses increased by $1.4 million in 2020, compared to 2019.
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Earned Premiums	$149.1	$142.4	$48.9	$47.6
Net Investment Income	4.7	4.5	3.1	1.5
Other Income	0.5	0.2	—	0.1
Total Revenues	154.3	147.1	52.0	49.2
Policyholders’ Benefits and Incurred Losses and LAE	70.8	84.5	20.7	27.6
Insurance Expenses	66.8	65.9	22.1	22.7
Operating Profit (Loss)	16.7	(3.3)	9.2	(1.1)
Income Tax Expense (Benefit)	(3.6)	0.8	(2.0)	0.3
Total Product Line Net Operating Income	$13.1	$(2.5)	$7.2	$(0.8)
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned premiums from accident and health insurance increased by $6.7 million for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to higher volume on accident and health insurance products and a reduction in the estimated return premium reserve for certain insurance products subject to MLR. Incurred accident and health insurance losses were $70.8 million, or 47.5% of accident and health insurance earned premiums in 2020, compared to $84.5 million, or 59.3% of accident and health insurance earned premiums, in 2019, a decrease of 11.8 percentage points, due primarily to improvement in claim frequency for certain health insurance products. Insurance Expenses increased by $0.9 million in 2020, compared to 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned premiums from accident and health insurance increased by $1.3 million for the three months ended September 30, 2020, compared to the same period in 2019, due primarily to higher volume on accident and health insurance products. Incurred accident and health insurance losses were $20.7 million, or 42.3% of accident and health insurance earned premiums in 2020, compared to $27.6 million, or 58.0% of accident and health insurance earned premiums in 2019, a decrease of 15.7 percentage points, due primarily to improvement in claim frequency for certain health insurance products. Insurance Expenses decreased by $0.6 million in 2020, compared to 2019.

Life and Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Earned Premiums	$48.0	$51.4	$15.4	$17.0
Net Investment Income	0.3	1.2	0.1	0.4
Total Revenues	48.3	52.6	15.5	17.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	12.7	14.3	5.2	4.5
Catastrophe Losses and LAE	7.1	2.6	3.1	0.5
Prior Years:
Non-catastrophe Losses and LAE	0.3	0.9	0.4	0.1
Catastrophe Losses and LAE	0.5	0.7	0.2	0.1
Total Incurred Losses and LAE	20.6	18.5	8.9	5.2
Insurance Expenses	18.4	22.9	5.7	7.6
Operating Profit	9.3	11.2	0.9	4.6
Income Tax Expense	(1.9)	(2.3)	(0.2)	(0.9)
Total Product Line Net Operating Income	$7.4	$8.9	$0.7	$3.7
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	26.5%	27.7%	33.8%	26.5%
Current Year Catastrophe Losses and LAE Ratio	14.8	5.1	20.1	2.9
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	1.8	2.6	0.6
Prior Years Catastrophe Losses and LAE Ratio	1.0	1.4	1.3	0.6
Total Incurred Loss and LAE Ratio	42.9%	36.0%	57.8%	30.6%
Nine Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned premiums from property insurance decreased by $3.4 million for the nine months ended September 30, 2020, compared to the same period in 2019. Incurred losses and LAE on property insurance were $20.6 million, or 42.9% of earned premiums, in 2020, compared to $18.5 million, or 36.0% of earned premiums in 2019, and increased due primarily to higher catastrophe losses and LAE. Underlying losses and LAE were $12.7 million, or 26.5% of earned premiums in 2020, compared to $14.3 million, or 27.7% of earned premiums in 2019, an improvement of 1.2 percentage points due primarily to improvement in claim frequency. Catastrophe losses and LAE (excluding loss reserve development) were $7.1 million in 2020, compared to $2.6 million in 2019. Adverse loss and LAE reserve development was $0.8 million in 2020, compared to $1.6 million in 2019.
Three Months Ended September 30, 2020 Compared to the Same Period in 2019
Earned premiums from property insurance decreased by $1.6 million for the three months ended September 30, 2020, compared to the same period in 2019. Incurred losses and LAE were $8.9 million, or 57.8% of earned premiums in 2020, compared to $5.2 million, or 30.6% of earned premiums in 2019, and increased due primarily to higher catastrophe losses and LAE. Underlying losses and LAE on property insurance were $5.2 million, or 33.8% of earned premiums in 2020, compared to $4.5 million, or 26.5% of earned premiums in 2019, an increase of 7.3 percentage points due primarily to higher claim frequency and severity of losses. Catastrophe losses and LAE (excluding loss reserve development) were $3.1 million in 2020, compared to $0.5 million in 2019. Adverse loss and LAE reserve development was $0.6 million in 2020, compared to $0.2 million in 2019.

Investment Results
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2020 and 2019 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Investment Income:
Interest on Fixed Income Securities	$218.0	$225.5	$72.7	$73.5
Dividends on Equity Securities Excluding Alternative Investments	10.7	14.6	2.8	5.2
Alternative Investments:
Equity Method Limited Liability Investments	(2.7)	0.6	8.2	1.6
Limited Liability Investments Included in Equity Securities	7.3	12.9	2.4	5.2
Total Alternative Investments	4.6	13.5	10.6	6.8
Short-term Investments	4.2	6.9	2.3	2.5
Loans to Policyholders	16.6	16.9	5.5	5.9
Real Estate	7.1	7.1	2.3	2.4
Other	9.3	0.9	2.7	0.6
Total Investment Income	270.5	285.4	98.9	96.9
Investment Expenses:
Real Estate	6.5	7.2	1.2	2.5
Other Investment Expenses	18.5	7.8	5.6	2.7
Total Investment Expenses	25.0	15.0	6.8	5.2
Net Investment Income	$245.5	$270.4	$92.1	$91.7
Net Investment Income was $245.5 million and $270.4 million for the nine months ended September 30, 2020 and 2019, respectively. Net Investment Income decreased by $24.9 million in 2020 due primarily to lower yields on fixed income securities, lower return from Alternative Investments and higher investment expenses, partially offset by higher levels of investments in fixed income securities.
Net Investment Income was $92.1 million and $91.7 million for the three months ended September 30, 2020 and 2019, respectively. Net Investment Income increased by $0.4 million in 2020 due primarily to recovery in the return from Alternative Investments and higher levels of investments in fixed income securities, partially offset by lower yields on fixed income securities and higher investment expenses.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(1.0)	$99.7	$45.2	$9.8
Gains on Sales	42.0	44.2	12.0	2.1
Losses on Sales	(3.8)	(5.1)	(2.0)	(0.4)
Impairment Losses	(20.0)	(12.1)	(1.0)	(1.8)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	17.2	126.7	54.2	9.7
Recognized in Other Comprehensive Income (Loss)	266.9	440.4	64.4	118.3
Total Comprehensive Investment Gains (Losses)	$284.1	$567.1	$118.6	$128.0

Investment Results (continued)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Preferred Stocks	$(3.1)	$5.1	$2.3	$0.9
Common Stocks	(1.5)	1.5	—	(0.1)
Other Equity Interests:
Exchange Traded Funds	6.1	88.4	35.5	9.1
Limited Liability Companies and Limited Partnerships	(1.9)	1.3	6.2	—
Total Other Equity Interests	4.2	89.7	41.7	9.1
Income (Loss) from Change in Fair Value of Equity Securities	(0.4)	96.3	44.0	9.9
Income (Loss) from Change in Fair Value of Convertible Securities	(0.6)	3.4	1.2	(0.1)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(1.0)	$99.7	$45.2	$9.8
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Fixed Maturities:
Gains on Sales	$38.7	$39.7	$11.9	$1.9
Losses on Sales	(3.5)	(4.8)	(1.9)	(0.3)
Equity Securities:
Gains on Sales	1.5	4.5	0.1	0.2
Losses on Sales	(0.2)	(0.3)	—	(0.1)
Equity Method Limited Liability Investments:
Losses on Sales	(0.1)	—	(0.1)	—
Real Estate:
Gains on Sales	1.8	—	—	—
Net Realized Gains on Sales of Investments	$38.2	$39.1	$10.0	$1.7

Gross Gains on Sales	$42.0	$44.2	$12.0	$2.1
Gross Losses on Sales	(3.8)	(5.1)	(2.0)	(0.4)
Net Realized Gains on Sales of Investments	$38.2	$39.1	$10.0	$1.7

Investment Results (continued)
Impairment Losses
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment has occurred from credit loss or other factors (non-credit related). Losses arising from declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2020		Sep 30, 2019		Sep 30, 2020		Sep 30, 2019
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(18.0)	23	$(11.6)	10	$(1.0)	3	$(1.7)	3
Equity Securities	(2.0)	4	(0.5)	2	—	—	(0.1)	1
Impairment Losses	$(20.0)		$(12.1)		$(1.0)		$(1.8)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2020, 93% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2020 and December 31, 2019:

(Dollars in Millions)		Sep 30, 2020		Dec 31, 2019
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$4,701.7	62.6%	$4,387.1	63.4%
2	BBB	2,278.7	30.4	2,044.1	29.5
3-4	BB, B	334.8	4.5	319.2	4.6
5-6	CCC or Lower	189.6	2.5	171.7	2.5
Total Investments in Fixed Maturities		$7,504.8	100.0%	$6,922.1	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $36.0 million and $11.7 million at September 30, 2020 and December 31, 2019, respectively.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2020 and December 31, 2019:

	Sep 30, 2020		Dec 31, 2019
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$652.8	6.5%	$815.9	8.8%
States and Political Subdivisions:
Revenue Bonds	1,065.7	10.7	958.6	10.4
States	333.7	3.3	427.5	4.6
Political Subdivisions	112.2	1.1	129.7	1.4
Foreign Governments	4.9	—	16.8	0.2
Total Investments in Governmental Fixed Maturities	$2,169.3	21.6%	$2,348.5	25.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2020 and December 31, 2019.

	Sep 30, 2020		Dec 31, 2019
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,839.7	18.4%	$1,522.8	16.4%
Manufacturing	1,601.2	16.1	1,356.4	14.6
Transportation, Communication and Utilities	796.6	8.0	650.2	7.0
Services	602.7	6.0	604.4	6.5
Mining	273.3	2.7	154.5	1.7
Retail Trade	207.4	2.1	183.3	2.0
Wholesale Trade	0.6	—	72.9	0.8
Agriculture, Forestry and Fishing	—	—	12.4	0.1
Other	14.0	0.1	16.6	0.2
Total Investments in Non-governmental Fixed Maturities	$5,335.5	53.4%	$4,573.5	49.3%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2020.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	520	$1,176.9
$5 -$10	213	1,515.6
$10 - $20	122	1,652.3
$20 - $30	30	717.3
Greater Than $30	8	273.3
Total	893	$5,335.4

Investment Quality and Concentrations (continued)
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest-bearing accounts. At September 30, 2020, the Company had $510.5 million invested in U.S. treasury bills, $4.1 million invested in money market funds which primarily invest in U.S. Treasury securities and $104.7 million invested in overnight interest-bearing accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2020:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$134.3	1.3%
Georgia	100.6	1.0
Colorado	94.8	1.0
New York	76.0	0.8
Louisiana	70.9	0.7
California	68.4	0.7
Michigan	68.3	0.7
Ohio	55.7	0.6
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	170.3	1.7
iShares® Core MSCI Total International Stock ETF	66.3	0.7
Total	$905.6	9.2%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2020 and December 31, 2019 is presented below.

	Unfunded Commitment in Millions	Reported Value
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2020	Dec 31, 2019
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$64.0	$124.0	$129.3
Senior Debt	19.2	10.3	16.0
Distressed Debt	—	13.4	22.7
Secondary Transactions	13.2	11.7	11.5
Leveraged Buyout	—	—	0.1
Growth Equity	—	4.3	5.3
Real Estate	—	30.5	29.9
Other	0.1	11.9	5.6
Total Equity Method Limited Liability Investments	96.5	206.1	220.4
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	87.5	141.7	126.1
Senior Debt	20.1	36.2	39.5
Distressed Debt	18.6	20.8	16.8
Secondary Transactions	6.3	4.0	4.9
Hedge Funds	—	69.9	48.2
Leveraged Buyout	1.9	4.4	4.4
Other	6.2	9.8	8.2
Total Reported as Other Equity Interests at Fair Value	140.6	286.8	248.1
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	0.1	2.3	1.6
Other	—	18.2	18.9
Total Reported as Equity Securities at Modified Cost	0.1	20.5	20.5
Total Investments in Limited Liability Companies and Limited Partnerships	$237.2	$513.4	$489.0
The Company expects that it will be required to fund its commitments over the next several years.

Expenses
Expenses for the nine and three months ended September 30, 2020 and 2019 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Insurance Expenses:
Commissions	$562.5	$536.1	$195.5	$178.3
General Expenses	224.3	207.6	74.6	69.8
Taxes, Licenses and Fees	71.2	71.5	23.3	21.8
Total Costs Incurred	858.0	815.2	293.4	269.9
Net Policy Acquisition Costs Amortized (Deferred)	(40.5)	(65.9)	(17.4)	(15.2)
Amortization of Value of Business Acquired (“VOBA”)	3.7	5.0	0.9	1.3
Insurance Expenses	821.2	754.3	276.9	256.0
Loss from Early Extinguishment of Debt	—	5.8	—	5.8
Interest and Other Expenses:
Interest Expense	24.7	32.5	8.3	9.2
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	43.3	12.2	14.4	5.4
Other	74.7	72.6	24.5	23.3
Other Expenses	118.0	84.8	38.9	28.7
Interest and Other Expenses	142.7	117.3	47.2	37.9
Total Expenses	$963.9	$877.4	$324.1	$299.7
Insurance Expenses
Insurance Expenses were $821.2 million for the nine months ended September 30, 2020, compared to $754.3 million for the same period in 2019. Insurance Expenses increased by $66.9 million in 2020 due primarily to growth in business.
Insurance Expenses were $276.9 million for the three months ended September 30, 2020, compared to $256.0 million for the same period in 2019. Insurance Expenses increased by $20.9 million in 2020 due primarily to growth in business.
Loss on Early Extinguishment of Debt
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company recognized a loss on early extinguishment of debt of $5.8 million in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2019.
Interest and Other Expenses
Interest and Other Expenses was $142.7 million for the nine months ended September 30, 2020, compared to $117.3 million for the same period in 2019. Interest expense decreased by $7.8 million in 2020 due primarily to lower levels of debt outstanding in the current year. Other expenses increased by $33.2 million in 2020 due primarily to an increase in acquisition related integration and other costs.
Interest and Other Expenses was $47.2 million for the three months ended September 30, 2020, compared to $37.9 million for the same period in 2019. Interest expense decreased by $0.9 million due primarily to lower levels of debt outstanding in the current year. Other expenses increased by $10.2 million in 2020 due primarily to an increase in acquisition related integration and other costs.

Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2020 and September 30, 2019. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to tax-exempt investment income, dividends received deductions, nontaxable income associated with the change in cash surrender value on COLI, a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $14.3 million for the nine months ended September 30, 2020, compared to $15.2 million for the same period in 2019.Tax-exempt investment income and dividends received deductions collectively were $4.7 million for the three months ended September 30, 2020 and 2019.
The nontaxable increase in cash surrender value on COLI was $9.1 million for the nine months ended September 30, 2020, compared to $4.8 million for the same period in 2019. The nontaxable increase in cash surrender value on COLI was $3.3 million for the three months ended September 30, 2020, compared to $2.4 million for the same period in 2019.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $10.6 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the nine months ended September 30, 2020, compared to $20.0 million lower for the same period in 2019. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $3.5 million lower than the amount that would be deductible under the IRC for the three months ended September 30, 2020, compared to $2.4 million lower for the same period in 2019.
The amount of nondeductible executive compensation was $9.8 million for the nine months ended September 30, 2020, compared to $8.6 million for the same period in 2019. The amount of nondeductible executive compensation was $2.7 million for the three months ended September 30, 2020, compared to $5.7 million for the same period in 2019.
Recently Issued Accounting Pronouncements
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2020 that had a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
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
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at September 30, 2020 and December 31, 2019 was:

(Dollars in Millions)	Sep 30, 2020	Dec 31, 2019
Term Loan due July 5, 2023	$49.9	$49.9
5.000% Senior Notes due September 19, 2022	278.7	279.9
4.350% Senior Notes due February 15, 2025	448.8	448.6
2.400% Senior Notes due September 30, 2030	395.6	—
Total Long-term Debt Outstanding	$1,173.0	$778.4

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
5.000% Senior Notes Due 2022
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.000% Senior Notes due September 19, 2022 (“2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of September 30, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
2.400% Senior Notes Due 2030
On September 22, 2020, Kemper offered and sold $400.0 million aggregate principal of 2.400% senior notes due September 30, 2030 (“2030 Senior Notes”). The net proceeds of issuance were $395.6 million, net of discount and transaction costs for an effective yield of 2.52%. The 2030 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper is using the net proceeds from the issuance for general corporate purposes.
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
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity and Alliance are members of the FHLB of Chicago, Dallas and San Francisco, respectively. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United, Trinity and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost.  The carrying value of FHLB of Chicago common stock was $11.8 million and $4.9 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of FHLB of San Francisco common stock was $1.7 million at September 30, 2020. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first nine months of 2020, United Insurance received advances of $391.0 million from the FHLB of Chicago and made repayments of $190.3 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $444.1 million at September 30, 2020. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.

Liquidity and Capital Resources (continued)

With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $484.3 million at September 30, 2020. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 4, “Policyholder Contract Liabilities,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.

Common Stock Repurchases

During the nine months ended September 30, 2020, Kemper repurchased and retired 1.6 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $110.4 million and average cost per share of $68.29.
During the three months ended September 30, 2020, Kemper did not repurchase or retire any shares of its common stock under its share repurchase authorization.
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200 million of Kemper common stock, in addition to the $133.3 million remaining under the a previous authorization, so that, as of September 30, 2020, the remaining share repurchase authorization was $333.3 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.30 per common share in the third quarter of 2020. Cash dividends paid were $59.3 million for the nine months ended September 30, 2020.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper made a $17.0 million capital contribution to one of its insurance subsidiaries during the first nine months of 2020 and Kemper’s direct insurance subsidiaries collectively paid $305.0 million in dividends to Kemper during the first nine months of 2020. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $137.0 million in additional dividends to Kemper during the remainder of 2020 without prior regulatory approval.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $738.7 million at September 30, 2020, compared to $206.8 million at December 31, 2019.
The primary sources of funds available for repayment of Kemper’s indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and term loan, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income, proceeds from the sales and maturity of investments, advances from the FHLBs of Chicago, Dallas and San Francisco, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Chicago, Dallas and San Francisco.

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

Liquidity and Capital Resources (continued)

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

Net Cash Provided by Operating Activities was $251.2 million for the nine months ended September 30, 2020, compared to $366.5 million for the same period in 2019.
Net Cash Provided by Financing Activities was $433.4 million for the nine months ended September 30, 2020, compared to net cash provided of $73.2 million for the same period in 2019. Net proceeds from borrowing under term loan facilities provided $49.9 million of cash for the nine months ended September 30, 2019. Repayments of long-term debt used $185.0 million of cash for the nine months ended September 30, 2019, of which $150.0 million was used to redeem the Kemper’s 7.375% Subordinated Debentures and $35.0 million was used to repay the remaining outstanding balance of its term loan due 2020. Net proceeds from Policyholder Contract Liabilities provided $199.4 million of cash for the nine months ended September 30, 2020, compared to $127.6 million for the same period of 2019. Cash of $110.4 million for the nine months ended September 30, 2020 was used to repurchase common stock, compared to no cash used for the same period of 2019. Proceeds from the issuance of common stock, net of transaction costs, did not provide cash for the nine months ended September 30, 2020, compared to providing cash of $127.5 million for the same period of 2019. Kemper used $59.3 million of cash to pay dividends for the nine months ended September 30, 2020, compared to $49.1 million of cash used to pay dividends in the same period of 2019. The quarterly dividend rate was $0.30 per common share for the third quarter of 2020, compared to $0.25 per common share in the same period of 2019.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $469.3 million for the nine months ended September 30, 2020, compared to $381.2 million for the same period in 2019. Short-term investing activities used $147.9 million of cash for the nine months ended September 30, 2020, compared to usage of $111.5 million of cash for the same period in 2019. Fixed Maturities investing activities used cash of $302.7 million for the nine months ended September 30, 2020, compared to providing cash of $54.2 million for the same period in 2019. Equity Securities investing activities provided cash of $120.7 million for the nine months ended September 30, 2020, compared to net cash used of $184.6 million for the same period in 2019. The Company used $100.0 million of cash for the nine months ended September 30, 2020 to purchase corporate-owned life insurance, compared to $50.0 million for the same period in 2019. Net cash used for the acquisition and development of software and long-lived assets was $46.2 million for the nine months ended September 30, 2020, compared to $53.8 million for the same period in 2019.
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
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
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
(b)Changes in internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2019 Annual Report. Except for the addition of the risk factors below, which were previously included in Item 1A. of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2019 Annual Report. Readers are also advised to consider other factors not presently known by, or considered material to, the Company that could materially affect the Company’s business, financial condition and results of operations, along with other information disclosed in the 2019 Annual Report and this Quarterly Report on Form 10-Q, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1 of the 2019 Annual Report and on page 1 of this Quarterly Report on Form 10-Q, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
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

As the result of the COVID-19 pandemic and the related economic consequences, the Company could be subject to any of the following risks, any of which could individually and collectively have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•decrease in overall premium volumes due to the economic downturn and rising unemployment rates
•adverse impact on investment portfolio as a result of ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail
•increase in estimated credit losses on fixed maturity investments held at fair value as well as other investments and receivables from policyholders
•higher incurred losses and LAE in Life & Health lines of business related to an increase in frequency and/or severity of claims
•regulatory actions imposing new requirements that could result in increased costs, reduced revenues, expansion of coverage and other effects, and additional restrictions that could affect the Company’s pricing, risk selection and particular rights and obligations under its insurance policies and with regard to its insureds, including the ability to cancel policies and collect premiums
•disruptions in business operations and availability of critical systems due to illness and other effects on the workforce of the Company and its business partners and key vendors
•increased cybersecurity risks with regard to personal information due to remote working arrangements and resulting changes in certain operational controls

These additional risks and related factors may remain prevalent for a significant period of time and may continue to adversely affect the Company’s business, results of operations and financial condition even after the COVID-19 outbreak has subsided. For a further discussion of risks that could impact the Company as a result of certain factors affected by the COVID-19 pandemic, see “Caution Regarding Forward Looking Statements” of this Quarterly Report on Form 10-Q and “Summary of Results” and other disclosures in Item 2, MD&A, of Part I of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. As of September 30, 2020, the remaining share repurchase authorization was $333.3 million under the repurchase program. During the three months ended September 30, 2020, Kemper did not repurchase or retire any shares of its common stock under its share repurchase authorization.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.1	September 29, 2020
4.2	First Supplemental Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.2	September 29, 2020
10.1	Advances and Security Agreement effective August 14, 2020, between Alliance United Insurance Company and the Federal Home Loan Bank of San Francisco	8-K/A	001-18298	10.1	August 20, 2020
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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

Kemper Corporation

Date:	November 2, 2020	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2020	/S/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2020	/S/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)