Form 10-K
period 2020-12-31
KEMPER Corp
filed 2021-02-10
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.7 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 65,454,685 shares of common stock outstanding as of January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2020 Annual Report on Form 10-K (the “2020 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2020 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2020 Annual Report, the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate
•Evolving policies, practices and interpretations by regulators and courts that increase operating costs and potential liabilities, particularly any that involve retroactive application of new requirements, including, but not limited to, initiatives related to unclaimed property laws or claims handling practices with respect to life insurance policies and the proactive use of death verification databases, and developments related to the novel coronavirus COVID-19 (“COVID-19”);
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
•Increased costs and initiatives required to address new legal and regulatory requirements;
•Liabilities, costs and other impacts arising from developments related to cybersecurity, privacy and data governance, including, without limitation, cyber incidents that have occurred or could occur;

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

•The impact of inflation on insurance claims, including, but not limited to, the effects on personal injury claims of increasing medical costs and the effects on property claims attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property, and the rising costs of insurance claims from increased litigation, higher jury awards, broader definitions of liability, and other effects of societal trends referred to as social inflation;
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
•Difficulties with technology, data and network security (including as a result of cyber attacks that have occurred or could occur), outsourcing relationships or cloud-based technology that could negatively impact the Company’s ability to conduct business, a heightened risk when substantial numbers of employees shift to work from home arrangements, such as the arrangements implemented for a vast majority of the Company’s employees and some business partners during the COVID-19 pandemic;
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
Factors relating to the business environment in which Kemper and its subsidiaries operate

•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global events such as the pandemic related to COVID-19, and fluctuating values of particular investments held by the Company;
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
•Changes related to the phase out of the London Interbank Offered Rate (“LIBOR”) reference rates beginning after 2021;
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
•Increased costs and risks related to cybersecurity that could materially affect the Company’s operations including, but not limited to, data breaches, cyber attacks, virus or malware attacks, or other infiltrations or incidents affecting system integrity, availability and performance, and actions taken to minimize and remediate the risks of such events that have occurred or could occur;
Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”).
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate including impacts related to COVID-19. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2020 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

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
The Kemper family of companies is one of the nation’s leading specialized insurers. With over $14.3 billion in assets, Kemper is improving the world of insurance by providing affordable and easy-to-use personalized solutions to individuals, families and businesses through its Auto, Personal Insurance, Life and Health brands. Kemper serves over 6.2 million policies, is represented by more than 30,000 agents and brokers, and has approximately 9,500 associates dedicated to meeting the ever-changing needs of its customers.
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 9,500 associates supporting their operations, of which approximately 4,800 are employed in the Specialty Property & Casualty Insurance Segment, approximately 100 are employed in the Preferred Property & Casualty Insurance segment, approximately 3,400 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.
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

Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 34 states under the Kemper Auto brand. As shown in the following table, three states provided 91% of the segment’s premium revenues in 2020.

State	Percentage of Total Premiums
California	63%
Florida	17
Texas	11
The Specialty Property & Casualty Insurance segment provides personal and commercial automobile insurance to consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. The segment also meets the insurance needs of other specialty markets such as urban and Hispanic consumers. The segment’s insurance products accounted for 71%, 69% and 60% of the Company’s consolidated insurance premiums in 2020, 2019 and 2018, respectively. The segment’s insurance products are marketed through approximately 18,150 independent agents and brokers.
Preferred Property & Casualty Insurance
The Preferred Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 45 states and the District of Columbia. As shown in the following table, five states provided 64% of the segment’s premium revenues in 2020.

State	Percentage of Total Premiums
California	19%
New York	19
Texas	12
North Carolina	9
Connecticut	5
The Preferred Property & Casualty Insurance segment primarily sells preferred automobile insurance, homeowners insurance and other personal insurance. The segment’s insurance products accounted for 15%, 17% and 22% of the Company’s consolidated insurance premiums in 2020, 2019 and 2018, respectively. The segment’s insurance products are marketed through approximately 5,200 independent insurance agents and brokers to individuals who have demonstrated favorable risk characteristics and loss history.
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2020 and 2019 were:

DOLLARS IN MILLIONS	2020	2019
Business Segments:
Specialty Property & Casualty Insurance	$1,544.8	$1,551.0
Preferred Property & Casualty Insurance	411.6	388.5
Life & Health Insurance	4.6	3.3
Total Business Segments	1,961.0	1,942.8
Unallocated Reserves	21.5	27.0
Total Property & Casualty Insurance Reserves	$1,982.5	$1,969.8

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 63 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2016-2019 accident years as of December 31, 2020, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2020. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2020 Annual Report utilize ISO’s definition of catastrophes.
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
The 2021 catastrophe reinsurance program covering the property and casualty insurance companies is provided by (i) three multi-year excess of loss reinsurance contracts, (ii) an annual excess of loss reinsurance contract (the “2021 Annual Excess of Loss Contract”) and (iii) an annual aggregate excess property catastrophe reinsurance contract (the “2021 Aggregate Property Catastrophe Reinsurance Contract”).
Multi-year Excess of Loss Reinsurance Contracts
The first multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2019 through December 31, 2021 (the “2019 Reinsurance Contract”). The 2019 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million. Under the 2019 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2019 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2021.
The second multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2020 through December 31, 2022 (the “2020 Reinsurance Contract”). The 2020 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2019 Reinsurance Contract. Under the 2020 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2020 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2021.
The third multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2021 through December 31, 2023 (the “2021 Reinsurance Contract”). The 2021 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2019 Reinsurance Contract and 2020 Reinsurance Contract. Under the 2021 Reinsurance Contract, the percentage of coverage is 27.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. 4% of the 2021 coverage was placed through Reinsurance Facilities on an annual basis. Accordingly, the 2021 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2021.

Annual Excess of Loss Reinsurance Contract

The 2021 Annual Excess of Loss Contract provides coverage for the annual period of January 1, 2021 through December 31, 2021. The 2021 Annual Excess of Loss Contract provides coverage for losses on individual catastrophes of $25 million in excess of $250 million.

Summary of Excess of Loss Reinsurance Contracts
Coverage on individual catastrophes provided under the three multi-year excess of loss reinsurance contracts for 2021 (January 1, 2021 to December 31, 2021) and the 2021 Annual Excess of Loss Contract is provided in various layers as summarized below.

	Catastrophe Losses and LAE		Combined Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	95.0
3rd Layer of Coverage	250.0	275.0	95.0
The estimated annual premium in 2021 for the three multi-year excess of loss reinsurance contracts and the 2021 Annual Excess of Loss Contract presented in the preceding table is $12.8 million. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the second layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the third layer of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
Aggregate Property Catastrophe Reinsurance Contract
The 2021 Aggregate Property Catastrophe Reinsurance Contract is effective for the period of January 1, 2021 through December 31, 2021 and provides coverage for accumulated catastrophe losses of $50 million in excess of $60 million on property losses arising out of one or more of the following perils from storms or storm systems that are not named storms: (1) windstorm; (2) hail; (3) tornado and (4) fire; including ensuing collapse and water damage.
Coverage provided under the 2021 Aggregate Property Catastrophe Reinsurance Contract (January 1, 2021 to December 31, 2021) is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
The estimated annual premium for the 2021 Aggregate Property Catastrophe Reinsurance Contract is $14.4 million. To maintain the same level and percentage of coverage in subsequent years as provided by the catastrophe reinsurance program in 2021, the Company’s property and casualty insurance companies will need to purchase additional reinsurance in the future for the portion of coverage expiring at the end of 2021, 2021 and 2022.
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
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2019, there were 1,107 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 6% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and net admitted assets in 2019. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 12th largest writer as measured by net written premiums in 2019.
Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	50	95%
Net Written Premiums	28	97
Capital and Surplus	66	94
In 2019, the U.S. property and casualty insurance industry’s estimated net premiums written were $643 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2019 premium volume.
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
Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or

“career” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services. Earned premiums from life insurance accounted for 8%, 9% and 11% of the Company’s consolidated insurance premiums earned in 2020, 2019 and 2018, respectively.
As shown in the following table, five states provided 49% of the premium revenues in this segment in 2020.

State	Percentage of Total Premiums
Texas	21%
Louisiana	11
Alabama	7
Mississippi	5
Georgia	5
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 71% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,100 career agents to distribute insurance products in 26 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average approximately $24 per policy per month with an average face value of $5,800. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 49 states and the District of Columbia. The Company specializes in the sale of supplemental accident & health and life insurance products such as: Medicare Supplement, fixed hospital indemnity, home health care, specified disease, and accident-only plans.
Reserve National distributes products through two channels - Kemper Traditional and Kemper Benefits. The Traditional channel has historically served individuals in rural areas who often do not have access to a broad array of accident and health insurance products, though has more recently broadened to include suburban and urban areas. Insurance products can be tailored to meet individual and family needs and are distributed through approximately 600 independent agents. Kemper Benefits sells voluntary worksite products in the employer market place through Employee Benefit brokers and enrollers. In total, Reserve National currently has approximately 3,500 independent agents appointed.
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

Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 4%, 6%, and 6% in 2020, 2019 and 2018, respectively.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2019, there were 413 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 24% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	91	78%
Net Written Premiums	90	78
Capital and Surplus	98	76
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
Approval of Policy Rates and Forms

The majority of Kemper’s insurance operations are in states requiring prior approval by regulators before proposed policy or coverage forms and rates for insurance policies may be implemented and used. The Company’s ability to take actions to address market developments or increased costs can be adversely impacted by lengthy delays in the approval process or the failure to receive the required approval of state regulators.
Restrictions on Withdrawal, Cancellation and Nonrenewal
Many states have laws restricting an insurer’s ability to withdraw from particular markets. Laws that limit an insurer’s ability to cancel or non-renew a block of policies by line of business, or that subject its withdrawal to prior approval requirements, may restrict the ability of our insurance subsidiaries to exit unprofitable markets.
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws and regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards developed by the NAIC. These RBC standards are intended to enable regulators to assess the level of risk inherent in an insurance company’s business based on asset risk, credit risk, underwriting risk and other business risks relevant to its operations. A company’s requirements are calculated based on an RBC formula and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2020, the total amount of capital held by each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements.
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
The federal Health Insurance Portability and Accountability Act of 1996, as amended in 2009 by the HITECH Act (“HIPAA”), and implementing regulations, impose extensive obligations regarding the privacy and security of protected health information. Covered entities subject to HIPAA, which include issuers of health insurance coverage and health benefit plan sponsors, must implement policies and procedures governing the use, storage and disclosure of such information and related employee training, breach notification procedures and other requirements.
State Laws and Regulations
In recent years, state insurance regulators have focused increasing attention on cybersecurity. For example, insurance companies are required to maintain a cybersecurity program, incident response plan and information technology system safeguards that protect customer information under extensive cybersecurity regulations implemented by the New York Department of Financial Services and statutes adopted by a number of states based on a model data security law adopted by the NAIC. In addition, state insurance regulators focus significant attention on data security during financial exams, and the NAIC has strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. Additional state laws outside of the insurance industry impose notification requirements in the event of cybersecurity breaches affecting their residents. On the privacy front, the California Consumer Privacy Act, which took effect in 2020, requires companies to provide privacy notices and respond to any request made to the company by a California resident regarding his or her personal information used or maintained by the company outside the scope of the GLBA and HIPAA privacy laws. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.

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
Change in Control Requirements
State insurance laws also impose requirements that must be met prior to a change of control of an insurance company or insurance holding company based on the insurer’s state of domicile and, in some cases, additional states in which the insurance subsidiary is deemed commercially domiciled. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled or deemed commercially domiciled in Alabama, California, Florida, Illinois, Indiana, Louisiana, Missouri, New York, Ohio, Oregon, Texas and Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of insurance regulators in each state in which the Company’s insurance subsidiaries are domiciled or deemed commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulators. Similarly, consistent with the Model Holding Company Act, several of the states in which the Company’s insurance subsidiaries are domiciled have enacted legislation that requires either the divesting and/or acquiring company to notify regulators of, and in some cases to receive regulatory approval for, a change in control.
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
Affordable Care Act
In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) became law, causing significant changes to the U.S. health care system. Since then, significant regulations have been enacted by the U.S. Department of Health and Human Services, the Department of Labor and the Department of Treasury. The legislation and regulations are far-reaching efforts to expand access to health insurance coverage over time by mandating that certain health benefit plans offered to individuals and small employers meet prescribed minimum benefit requirements and establish minimum loss ratios, rating restrictions, mandates for coverage of defined essential health benefits, restrictions or prohibitions on pre-existing condition exclusions and annual and lifetime policy limits. These requirements do not apply to specified limited or ancillary benefits referred to as “excepted benefits.” The complexity of the Affordable Care Act, its impact on health care in the United States, its continuing modification and interpretation by statute, rule and/or executive order, and the numerous legal challenges and ongoing legislative efforts to repeal or replace the Affordable Care Act, continues to make the impact to the Company’s business uncertain. Changes to the Affordable Care Act would directly affect the market in which the Company offers products and may make it more difficult to do business or impact the underlying economies of the business.

Item 1A.    Risk Factors
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known or considered material by the Company. Readers are advised to consider all these factors along with the other information included in this 2020 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Risks Relating to Catastrophes and Estimating Property and Casualty Insurance Losses and Loss Adjustment Expenses
Estimating losses and LAE for determining property and casualty insurance reserves, or determining premium rates, is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s insurance reserves or premium rates are insufficient.
The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for estimated claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. These estimates can be inaccurate or may change over time due to many variables, including changes driven by the evolving legal and regulatory landscape and economic conditions in which the Company operates and the rising costs of insurance claims from increased litigation, higher jury awards, broader definitions of liability and other effects of societal trends referred to as social inflation.
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimate of the projected ultimate loss. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in such estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made by the Company. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 63 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Kemper’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, wildfires and pandemics, and may also include man-made events, such as terrorist attacks and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable and may be impacted by the uncertain effects of climate change. The extent of the Company’s losses from a catastrophe is a function of both the total amount of its insured exposure in the geographic area affected by the event and the severity of the event. The Company could experience more than one severe catastrophic event in any given period.

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

Kemper’s property and casualty insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing appropriate guidelines for insurable structures, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which such subsidiaries can manage their exposure through such strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may non-renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally, participation in such pools and associations is based on an insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s property and casualty insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. In addition, laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s property and casualty insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market.
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
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as management effectiveness, product pricing, service quality, ease of doing business, innovation, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:
•Competitiveness of prices charged for insurance policies;
•Sophistication of pricing segmentation;
•Design and introduction of insurance products to meet emerging consumer trends;
•Selection and retention of agents and other business partners;
•Compensation paid to agents;
•Underwriting discipline;
•Selectiveness of sales markets;
•Effectiveness of marketing materials and name recognition;
•Product and technological innovation;
•Effectiveness of online servicing platforms;
•Ability to settle claims timely and efficiently;
•Ability to detect and prevent fraudulent insurance claims;
•Effectiveness of deployment and use of information technology across all aspects of operations;
•Ability to control operating expenses;
•Financial strength ratings; and
•Quality of services provided to, and ease of doing business with, independent agents and brokers or policyholders.
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
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations affect a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims handling practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy and data security. They also require the filing of annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict or delay actions by the companies to implement premium rate changes for insurance policies, or to introduce new, or make changes to existing, policy forms and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and related emerging developments, see “Regulation” in Item 1, beginning on page 12.
These laws and regulations, and their interpretation by regulators and courts, are subject to continuous interpretation and revision. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, new issues may emerge. These changes and emerging issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims, accelerating the payment of claims or otherwise adding to operational costs or adversely affecting the Company’s competitive advantages. Practices in the industry or within the Company that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
One area where the legal and regulatory landscape has experienced significant change is in connection with the mandated use of death verification databases by life insurance companies in their policy administration and claims handling practices. Many states have adopted laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File (the “DMF”), to varying degrees in order to ascertain if an insured may be deceased. Kemper cannot predict whether additional states will enact similar legislation or, if enacted, what form such legislation may take. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim and the insurer was otherwise unaware of the insured’s death. In a related development, many states have expanded the application of their unclaimed property laws, particularly as they relate to life insurance proceeds, and have engaged audit firms to examine the practices of life insurance companies with respect to the reporting and remittance of such proceeds under unclaimed property laws. The push to alter practices that were previously considered lawful and appropriate relative to both claims handling and remittance of life insurance policy proceeds has led to the Company’s involvement in compliance audits, market conduct examinations and litigation. The Company has initiated a voluntary, comprehensive process in place to compare life insurance records against the DMF and other databases to determine if any of its insured may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for further details.
The financial services industry, including insurance companies and their holding company systems, remains under regulatory scrutiny. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several developments have the potential to significantly impact such operations. This includes increased legislative and regulatory focus on cybersecurity and adoption of modifications to state holding company laws that expand the oversight and examination powers of insurance regulators beyond licensed insurance companies to include non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. In addition, the Affordable Care Act resulted in regulations affecting health insurers such as Reserve National, and potential changes to the state insurance regulatory system may result from the Dodd-Frank Act. See the discussion of these matters under “Regulation” in Item 1, beginning on page 12.
These developments and significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Kemper’s insurance subsidiaries to conduct and grow their businesses which could materially impact the Company’s operating results.
Kemper has a significant concentration of personal automobile insurance business in California and Florida, and negative developments in the regulatory, legal or economic conditions in these states may adversely affect the Company’s profitability.
California and Florida represented 70% of the Company’s total personal automobile insurance gross written premiums in 2020. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects Kemper’s revenues and profitability. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. Changes in any of these conditions could negatively impact the Company's results of operations.
Legal and regulatory proceedings are unpredictable and could produce one or more unexpected outcomes that could materially and adversely affect the Company’s financial results for any given period.
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
Risks Relating to Security of Personal Data, Availability of Critical Systems, and Technology Initiatives
Failure to protect against system security breaches that compromise personal data held by the Company or its business partners could result in business interruption, legal and consulting fees, regulatory penalties, litigation, lost business, reputational harm, and other liabilities and expenses.
Kemper’s insurance subsidiaries obtain, process and store vast amounts of personal data that can present significant risks to the Company and its customers, employees and other affected individuals. An increasing array of laws and regulations govern the use, transfer and storage of such data, including, for example, social security numbers, credit card data, driver’s license numbers and protected health information. The Company uses an array of sophisticated security measures and policies and procedures designed to enhance security of the Company’s data systems. Notwithstanding these efforts, the Company’s data systems, as well as those of third party administrators and other business partners working on behalf of the Company, are vulnerable to security breaches due to the increasing sophistication and frequency of cyber attacks, viruses, ransomware, spyware and other malware and infiltration methods, hackers and other external hazards, as well as equipment and system failures and inadvertent errors, negligence or intentional misconduct of employees and/or contractors. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. The Company and its third party administrators and other business partners regularly defend against and respond to data security threats and investigate and remediate breaches that have occurred.

System security breaches can result in data loss, business interruption, ransom demands, investigations and litigation, and together with expanding regulatory requirements related to personal data privacy and security, expose the Company to potential damages, regulatory penalties and other liabilities, reputational risk and significant increases in compliance and litigation costs. There is no guarantee that the cyber risk insurance coverage Kemper maintains will be sufficient to cover all of the costs of one or more cyber incidents that have occurred or could occur.

The Company relies increasingly on electronic payments from policyholders, including, but not limited to, payment by credit and debit cards. Failure to maintain compliance with laws and industry regulations governing such transactions could result in additional costs and damages. For example, in the event of non-compliance with the Payment Card Industry Data Security Standard, an information security framework for organizations that handle cardholder information for the major debit, credit, prepaid, and other payment card methods, such organizations could prevent Kemper’s insurance subsidiaries from collecting premium payments from customers by way of such methods and impose significant fines on Kemper’s insurance subsidiaries.
Failure to maintain the availability of critical systems could result in business interruption, lost business, reputational harm, penalties and other costs.

The Company’s business operations rely on the continuous availability of its own computer systems, systems and software hosted by vendors, and computer systems used by third party administrators and contractors working on behalf of the Company. From time to time such systems have been, and may again be, adversely affected or disrupted by cyber attacks or other data breaches, natural and man-made catastrophes or other significant events. The failure of the Company, or its third party administrators or other business partners, to maintain business continuity in the wake of such events may prevent the timely performance of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, payment processing, treasury and investment operations and payroll and other employer-related functions. These failures could result in significant loss of business, increased costs, fines and other adverse consequences.

Technology initiatives could present significant economic and competitive challenges to the Company. Failure to complete and implement such initiatives in a timely manner could result in the loss of business and incurrence of internal use software development costs that may not be recoverable.
Data and analytics play an increasingly important role in the insurance industry. The Company may periodically initiate multi-year technology projects to enhance operations or replace systems. While technology developments can facilitate the use and enhance the value of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can present significant economic and organizational challenges to the Company and potential short-term cost and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time.
Due to the highly-regulated nature of the financial services industry, the Company also faces rising costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace the Company’s existing systems and to comply with new regulatory requirements as needed are expected to be material. Due to the complexities involved, there can be no assurances that new system development and implementation projects will be successful, that the costs for such projects will not exceed estimates and that the incurred costs will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from the Company’s delay or inability to design and introduce new insurance products that meet emerging consumer needs and competitive trends.
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

Kemper and its insurance subsidiaries are subject to various capital adequacy measurements that are significantly impacted by various characteristics of their invested assets, including, but not limited to, asset type, class, duration and credit rating. The Company’s insurance subsidiaries are also subject to various limitations on the amounts at which they can invest in individual assets or certain asset classes in the aggregate. Asset risk is one factor used by insurance regulators and rating agencies to determine required capital for Kemper’s insurance subsidiaries. Accordingly, a deterioration in the quality of the investments held by Kemper’s insurance subsidiaries or an increase in the investment risk inherent in their investment portfolios could increase capital requirements. See the risk factor below titled “The ability of Kemper to service its debt, pay dividends to its shareholders and/or fund targeted transactions may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.” These factors may inhibit the Company from shifting its investment mix to produce higher returns. The Company is also subject to concentration of investment risk to the extent that the portfolio is heavily invested, at any particular time, in specific asset types, classes, industries, sectors or collateral types, among other defining features. Developments and the market’s perception thereof in any of these concentrations may exacerbate the negative effects on the Company’s investment portfolio compared to other companies.
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
Risks Relating to Servicing Debt, Paying Dividends and/or Fund Targeted Transactions
The ability of Kemper to service its debt, pay dividends to its shareholders and/or fund targeted transactions may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.
As a holding company, Kemper depends on the dividend income that it receives from its subsidiaries as a primary source of funds to meet its payment obligations. Kemper’s insurance subsidiaries are subject to regulatory restrictions under state insurance laws and regulations that limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. In addition, third-party rating agencies monitor statutory capital and surplus levels for capital adequacy. Even though a dividend may be payable without regulatory approval, an insurance subsidiary may forgo paying a dividend to Kemper and retain the capital to maintain or improve ratings or to offset increases in required capital from increases in premium volume or investment risk. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to pay its debt obligations on time, pay dividends to its shareholders or undertake funding for targeted transactions.
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

Risks Relating to COVID-19
The impact of COVID-19 and related economic conditions could materially affect Kemper’s results of operations, financial position and/or liquidity.
Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to adversely impact the global economy and has resulted in an enormous global economic downturn, including in the United States where the Company conducts its operations. Given the ongoing COVID-19 pandemic and its effects upon the economy, and the dynamic nature of the circumstances, all direct and indirect consequences of COVID-19 remain highly uncertain and it is not possible for Kemper to estimate the scope and extent of its future effects on the Company with any degree of certainty.

As the result of the COVID-19 pandemic and the related economic consequences, the Company could be subject to any of the following risks, any of which could individually or collectively have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•Decrease in overall premium volumes due to the economic downturn and rising unemployment rates
•Adverse impact on investment portfolio as a result of ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail
•Increase in estimated credit losses on fixed maturity investments held at fair value as well as other investments and receivables from policyholders
•Higher incurred losses and LAE in Life and Health lines of business related to an increase in frequency and/or severity of claims
•Regulatory actions imposing new requirements that could result in increased costs, reduced revenues, expansion of coverage and other effects, and additional restrictions that could affect the Company’s pricing, risk selection and particular rights and obligations under its insurance policies and with regard to its insureds, including the ability to cancel policies and collect premiums
•Disruptions in business operations and availability of critical systems due to illness, social distancing requirements, travel restrictions and other effects on the workforce of the Company and its business partners and key vendors
•Increased cybersecurity risks due to remote working arrangements and resulting changes in certain operational controls

Risks Relating to General Economic and Market Factors

Changes in the global economy and capital markets could adversely impact the Company’s results of operations and financial condition.

Significant changes in the economic and capital market environment could adversely affect consumer demands for the Company’s products, results of operations, investment returns and financial condition. The following are examples of economic market conditions that could adversely affect the Company’s financial liquidity and results of operations:

•Volatility in debt and equity markets
•Changes in interest rates
•Reduced availability of credit
•Economic downturns
•Increased unemployment and reduced consumer spending

Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio.

The proposed replacement of the London Interbank Offered Rate (“LIBOR”) with an alternative reference rate index may impact the Company’s financial results, including the value of certain of its investments, net investment income, and other assets or liabilities with value or cash flows tied to LIBOR.

LIBOR is a common benchmark rate widely utilized by market participants to set and adjust the interest rate on floating rate securities and loans, as well as other financial instruments.

In July 2017, the UK Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR reference rates after 2021. Subsequently, in November 2020 guidance was revised to cessation for one-week and two-month tenor LIBOR-based securities after December 31, 2021 and for all other tenor LIBOR-based securities after June 30, 2023. Current expectations are that these LIBOR reference rates will no longer be available after their respective submissions have ceased. While alternative reference rates have been developed, including The Federal Reserve Bank of New York’s Secured Overnight Financing Rate (“SOFR”), the broad acceptance and the timing of transition to such alternative rates in the pricing of existing and new financial contracts by market participants remains uncertain. Discontinuance of, or potential changes to, LIBOR and the extent of any such changes, or the establishment of alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the value of the Company’s investments, net investment income, the cost of borrowing under Kemper’s unsecured revolving credit facility, and other assets or liabilities with values tied to LIBOR.

Item 1B.    Unresolved Staff Comments
The Company has no unresolved staff comments issued more than 180 days before December 31, 2020, the date of this Annual Report on Form 10-K.
Item 2.    Properties
Owned Properties
Kemper’s subsidiaries together own and occupy eleven buildings located in seven states consisting of approximately 400,000 square feet in the aggregate. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries.
Leased Facilities
The Company leases four floors, or approximately 92,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 523,000 at 25 locations in nine states. The latest expiration date of the existing leases is in May 2026. Kemper’s life and health insurance subsidiaries lease facilities with aggregate square footage of approximately 470,000 at 124 locations in 28 states. The latest expiration date of the existing leases is in December 2025. Kemper’s corporate data processing operation leases a facility with aggregate square footage of approximately 30,000 square feet at one location in one state. The expiration date of the existing lease is in June 2021.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.
Item 3.    Legal Proceedings
Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 23, “Contingencies,” to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Kemper’s common stock is traded on the NYSE under the symbol of “KMPR.”
Holders
As of January 31, 2021, the number of record holders of Kemper’s common stock was 3,007.
Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Dec 31, 2020
Cash Dividends Paid to Shareholders (per share)	$0.30	$0.30	$0.30	$0.30	$1.20

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Dec 31, 2019
Cash Dividends Paid to Shareholders (per share)	$0.25	$0.25	$0.25	$0.28	$1.03
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 10, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200 million of Kemper common stock, in addition to the $243.7 million remaining under the previous authorization as of December 31, 2019. As of December 31, 2020, the remaining share repurchase authorization was $333.3 million under the repurchase program. During the year ended December 31, 2020, Kemper repurchased and retired 1.6 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $110.4 million and average cost per share of $68.29.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2015 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Comparison of Cumulative Five Year Total Return
$250
$225
$200
$175
$150
$125
$100
$75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Kemper Corporation
S&P MidCap 400 Index
S&P Supercomposite Insurance Index

Company / Index	2015	2016	2017	2018	2019	2020
Kemper Corporation	$100.00	$122.61	$194.62	$190.14	$224.92	$226.82
S&P MidCap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
S&P Supercomposite Insurance Index	100.00	118.87	137.87	124.55	160.08	158.01

Item 6.     Selected Financial Data
Selected financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is presented below. See Note 2, “Summary of Accounting Policies and Accounting Changes”, and Note 3, “Acquisition of Business,” to the Consolidated Financial Statements for items which may affect comparability of selected financial information across the periods presented.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2020	2019	2018	2017	2016
FOR THE YEAR
Earned Premiums	$4,672.2	$4,472.4	$3,384.4	$2,350.0	$2,220.0
Net Investment Income	348.2	364.3	340.9	327.2	298.3
Other Income	94.6	35.5	42.2	4.0	3.2
Income (Loss) from Change in Fair value of Equity and Convertible Securities	72.1	138.9	(64.3)	—	—
Net Realized Gains on Sales of Investments	38.1	41.9	26.4	56.5	33.1
Impairment Losses	(19.5)	(13.8)	(4.5)	(14.3)	(32.7)
Total Revenues	$5,205.7	$5,039.2	$3,725.1	$2,723.4	$2,521.9
Income from Continuing Operations	$409.9	$531.1	$188.4	$119.9	$12.7
Income from Discontinued Operations	—	—	1.7	1.0	4.1
Net Income	$409.9	$531.1	$190.1	$120.9	$16.8
Per Unrestricted Share:
Income from Continuing Operations	$6.24	$8.04	$3.22	$2.32	$0.25
Income from Discontinued Operations	—	—	0.03	0.02	0.08
Net Income	$6.24	$8.04	$3.25	$2.34	$0.33
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$6.14	$7.96	$3.19	$2.31	$0.25
Income from Discontinued Operations	—	—	0.03	0.02	0.08
Net Income	$6.14	$7.96	$3.22	$2.33	$0.33
Dividends Paid to Shareholders Per Share	$1.20	$1.03	$0.96	$0.96	$0.96
AT YEAR END
Total Assets	$14,341.9	$12,989.1	$11,544.9	$8,376.2	$8,210.5
Insurance Reserves	$5,510.0	$5,471.8	$5,366.8	$4,470.8	$4,339.9
Unearned Premiums	1,615.1	1,545.5	1,424.3	653.9	618.7
Policyholder Obligations	467.0	309.8	76.8	67.0	66.8
Long-term Debt, Current and Non-current	1,172.8	778.4	909.0	592.3	751.6
All Other Liabilities	1,013.6	911.3	717.9	476.6	458.3
Total Liabilities	9,778.5	9,016.8	8,494.8	6,260.6	6,235.3
Shareholders’ Equity	4,563.4	3,972.3	3,050.1	2,115.6	1,975.2
Total Liabilities and Shareholders’ Equity	$14,341.9	$12,989.1	$11,544.9	$8,376.2	$8,210.5
Book Value Per Share	$69.74	$59.59	$47.10	$41.11	$38.52

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $409.9 million ($6.24 per unrestricted common share) for the year ended December 31, 2020, compared to $531.1 million ($8.04 per unrestricted common share) for the year ended December 31, 2019.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company's results of operations. The Company incurred additional expenses associated with COVID-19 and related economic conditions. The Company’s investment results were also negatively impacted by the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1 and Item 1A., Risk Factors, of Part I of this Annual Report on Form 10-K.
As part of the Company’s response to the COVID-19 pandemic, the Company recognized approximately $100 million of premium credits as a reduction to earned premiums in the second quarter of 2020. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for additional information. The credits were applied directly to the policyholder's account statement. If a policyholder had paid in full, the policyholder received a refund of the credited amounts.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the years ended December 31, 2020, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2020	2019	Increase (Decrease) in Income from 2019 to 2020	2018	Increase (Decrease) in Income from 2018 to 2019
Net Income	$409.9	$531.1	$(121.2)	$190.1	$341.0
Income from Discontinued Operations	—	—	—	1.7	(1.7)
Income from Continuing Operations	409.9	531.1	(121.2)	188.4	342.7
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	57.0	109.7	(52.7)	(50.8)	160.5
Net Realized Gains on Sales of Investments	30.1	33.1	(3.0)	20.9	12.2
Impairment Losses	(15.4)	(10.9)	(4.5)	(3.6)	(7.3)
Acquisition Related Transaction, Integration and Other Costs	(50.0)	(14.5)	(35.5)	(36.5)	22.0
Debt Extinguishment, Pension and Other Charges	(50.6)	(4.6)	(46.0)	—	(4.6)
Adjusted Consolidated Net Operating Income	$438.8	$418.3	$20.5	$258.4	$159.9

Components of Adjusted Consolidated Net Operating Income:
Segment Net Operating Income:
Specialty Property & Casualty Insurance	$337.9	$283.1	$54.8	$115.8	$167.3
Preferred Property & Casualty Insurance	3.5	41.9	(38.4)	25.7	16.2
Life & Health Insurance	60.0	98.7	(38.7)	91.5	7.2
Segment Net Operating Income	401.4	423.7	(22.3)	233.0	190.7
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	—	—	—	26.4	(26.4)
Partial Satisfaction of Judgment	70.6	15.9	54.7	28.2	(12.3)
Other	(33.2)	(21.3)	(11.9)	(29.2)	7.9
Corporate and Other Net Operating Income (Loss)	37.4	(5.4)	42.8	25.4	(30.8)
Adjusted Consolidated Net Operating Income	$438.8	$418.3	$20.5	$258.4	$159.9

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
Net Income
2020 Compared with 2019
Net Income decreased by $121.2 million in 2020, compared to 2019, due primarily to lower investment results, higher acquisition related transaction, integration and other costs and a pension noncash settlement charge, partially offset by higher Adjusted Consolidated Net Operating Income. Adjusted Consolidated Net Operating Income increased by $20.5 million in 2020, compared to 2019, due primarily to higher Specialty Property & Casualty Insurance Segment Net Operating Income and Corporate and Other Net Operating Income, partially offset by lower Preferred Property & Casualty Segment Insurance Net Operating Income and Life & Health Segment Insurance Net Operating Income.
In the Specialty Property & Casualty Insurance segment, segment net operating income increased by $54.8 million due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums and higher investment income, partially offset by the impact of adverse loss reserve development. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 35 for additional discussion of the segment’s results.
In the Preferred Property & Casualty Insurance segment, segment net operating income decreased by $38.4 million due primarily to higher catastrophe losses and LAE (excluding loss reserve development), the impact of adverse loss and LAE reserve development and lower net investment income, partially offset by an improvement in underlying losses and LAE as a percentage of earned premiums. See MD&A, “Preferred Property & Casualty Insurance,” beginning on page 40 for additional discussion of the segment’s results.
In the Life & Health Insurance segment, segment net operating income decreased by $38.7 million due primarily to higher mortality for life insurance claims due primarily to COVID-19. See MD&A, “Life & Health Insurance,” beginning on page 46 for additional discussion of the segment’s results.
Corporate and Other net operating income increased due primarily to a gain recognized for the satisfaction of the remaining balance of a final judgment against Computer Sciences Corporation (“CSC”) in connection with an arbitration award (the “CSC Judgment”), partially offset by higher acquisition related transaction, integration, and other costs and a pension noncash settlement charge.
The Company’s investment results were adversely impacted in 2020, compared to 2019, by a $52.7 million after-tax decrease from the change in fair value of the equity and convertible securities and a $3.0 million after-tax decrease from net realized gains on sales of investments, partially offset by $4.5 million after-tax of lower impairment losses. See MD&A, “Investment Results,” beginning on page 50 and MD&A, “Income Taxes,” beginning on page 57 and Note 23, “Contingencies.” to the Consolidated Financial Statements for additional discussion.
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
In the Specialty Property & Casualty Insurance segment, segment net operating income increased by $167.3 million due primarily to the inclusion of Infinity for twelve months of 2019 versus six months in 2018 and favorable underlying loss and prior year development. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 35 for additional discussion of the segment’s results.
In the Preferred Property & Casualty Insurance segment, segment net operating results increased by $16.2 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and favorable prior year loss and LAE development (including a one-time recovery on prior year catastrophes), partially offset by lower net investment income and higher underlying losses and LAE as a percentage of earned premiums. See MD&A, “Preferred Property & Casualty Insurance,” beginning on page 40 for additional discussion of the segment’s results.

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
Corporate and Other net operating income decreased due primarily to a tax benefit as a result of the finalization of certain effects of Public Law 115-97, more commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), on deferred income taxes recognized in the third quarter of 2018 as well as lower gain recognized for the partial satisfaction of a final judgment against Computer Sciences Corporation (“CSC”). The Company’s investment results were favorably impacted in 2019, compared to 2018, by a $160.5 million after-tax increase from the change in fair value of the equity and convertible securities and a $12.2 million after-tax increase from net realized gains on sales of investments, partially offset by $7.3 million after-tax of higher impairment losses. See MD&A, “Investment Results,” beginning on page 50 and MD&A, “Income Taxes,” beginning on page 57 and Note 23, “Contingencies.” to the Consolidated Financial Statements for additional discussion.
Revenues
2020 Compared with 2019
Earned Premiums were $4,672.2 million in 2020, compared to $4,472.4 million in 2019, an increase of $199.8 million. Earned Premiums for the year ended December 31, 2020 included premium credits of $99.8 million related to COVID-19. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $256.9 million for the year ended December 31, 2020. Specialty Property & Casualty Insurance segment Earned Premiums for the year ended December 31, 2020 included premium credits of $87.1 million related to COVID-19. Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $62.1 million for the year ended December 31, 2020. Preferred Property & Casualty Insurance segment Earned Premiums for the year ended December 31, 2020 included premium credits of $12.7 million related to COVID-19. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $16.1 million in 2020 due primarily to lower yields on fixed income securities and higher investment expenses, partially offset by higher rate of return from Alternative Investments and higher levels of investments in fixed income securities. Net Investment Income from Alternative Investments related to Equity Method Limited Liability investments increased by $3.9 million. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost increased by $4.1 million.
Other Income increased by $59.1 million for the year ended December 31, 2020, compared to the same period in 2019. Other Income for the year ended December 31, 2020 includes a gain of $89.4 million, compared to a gain of $20.1 million for the same period in 2019 related to the partial satisfaction of a final judgment against CSC. See Note 23, “Contingencies.” to the Consolidated Financial Statements for additional discussion. In July 2019, the Company entered into a marketing agreement with Hagerty to transfer the Company’s Classic Collectors book of business to Hagerty. Other Income for the year ended December 31, 2019 includes a gain of $3.8 million related to this agreement. Beginning in 2020, the Company changed its presentation of COLI income by presenting such income in Net Investment Income. Prior to the change, COLI income was presented in Other Income. Other Income for the year ended December 31, 2019 includes $7.8 million related to COLI income.
Net Realized Gains on Sales of Investments were $38.1 million in 2020, compared to $41.9 million in 2019. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 51 for additional discussion. Impairment Losses were $19.5 million in 2020, compared to $13.8 million for the same period in 2019. See MD&A, “Investment Results,” under the sub-caption “Impairment Losses” beginning on page 52 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
2019 Compared with 2018
Earned Premiums were $4,472.4 million in 2019, compared to $3,384.4 million in 2018, an increase of $1,088.0 million. Earned Premiums increased by $1,051.0 million, $19.6 million and $17.4 million in the Specialty Property & Casualty Insurance segment, Preferred Property & Casualty Insurance Segment and Life & Health Insurance segment, respectively. See MD&A, “Specialty Property & Casualty Insurance,” beginning on page 35, MD&A, “Preferred Property & Casualty Insurance,” beginning on page 40 and MD&A, “Life & Health Insurance,” beginning on page 46 for discussion of the changes in each segment’s earned premiums.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
Net Investment Income increased by $23.4 million in 2019 due primarily to higher levels of investments, largely due to the inclusion of the Infinity portfolio beginning in July 2018, partially offset by a lower rate of return from Alternative Investments. Net Investment Income from Alternative Investments, which consist of Equity Method Limited Liability Investments, and other limited liability investments included in Equity Securities at Fair Value or Equity Securities at Modified Cost, increased by $18.4 million. Alternative investment income from Equity Method Limited Liability Investments decreased by $10.0 million. Alternative investment income from limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost decreased by $8.4 million for the year ended December 31, 2019, compared to the same period in 2018. See MD&A, “Investment Results,” under the sub-caption “Net Investment Income” beginning on page 50 for additional discussion.
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
Net Realized Gains on Sales of Investments were $41.9 million in 2019, compared to $26.4 million in 2018. See MD&A, “Investment Results,” under the sub-caption “Net Realized Gains on Sales of Investments” beginning on page 51 for additional discussion. Impairment Losses in 2019 and 2018 were $13.8 million and $4.5 million, respectively. See MD&A, “Investment Results,” under the sub-caption “Impairment Losses” beginning on page 52 for additional discussion. The Company cannot predict when or if similar investment gains or losses may occur in the future.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2020, 2019 and 2018 are presented below.

	Year Ended
	Dec 31, 2020		Dec 31, 2019		Dec 31, 2018
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	60	$51.2	56	$42.4	45	$34.7
$5 - $10	5	40.2	3	20.8	4	27.6
$10 - $15	—	—	1	14.0	—	—
$15 - $20	1	15.3	—	—	—	—
$20 - $25	—	—	—	—	—	—
Greater Than $25	—	—	—	—	1	33.7
Total	66	$106.7	60	$77.2	50	$96.0

Specialty Property & Casualty Insurance		$12.3		$11.1		$4.7
Preferred Property & Casualty Insurance		82.0		63.0		87.3
Life & Health Insurance		12.4		3.1		4.0
Total Catastrophe Losses and LAE		$106.7		$77.2		$96.0
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and a catastrophe reinsurance program for the Company’s Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments. Coverage under the catastrophe reinsurance program is provided in various contracts and layers. The Company’s Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments also purchase reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its catastrophe reinsurance program. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida and is party to the Property & Casualty catastrophe reinsurance program for its Kemper Home Service companies.
In 2018, the Company had reinsurance recoveries of $31.8 million under its catastrophe reinsurance programs primarily driven by the 2017 and 2018 California wildfires. In 2019, the Company entered into a sale of subrogation rights resulting in a reduction of the reinsurance recoveries of $15.5 million. In 2020, the reinsurance recoveries were further reduced by $1.5 million. Catastrophe recoveries under the FHCF were not material in 2020, 2019, or 2018. In 2020, 2019 and 2018 the Company paid $0.0 million, $0.0 million and $0.4 million in reinstatement premium, respectively. See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2020, 2019 and 2018 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	$36.2	$(54.0)	$1.0
Catastrophe	0.2	(17.1)	(8.4)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$36.4	$(71.1)	$(7.4)
See MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Preferred Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2020 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion of segment results uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The
Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Insurance Expense Ratio. The most directly comparable GAAP financial measure is the Combined Ratio, which is computed by adding Total Incurred Losses and LAE Ratio, including the impact of catastrophe losses and loss and LAE reserve development from prior years, with the Insurance Expense Ratio.
The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and uses these financial measures to reveal the trends in the Company’s Property & Casualty Insurance segment that may be obscured by catastrophe losses and prior-year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the Combined Ratio. Prior-year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
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
(i) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Gains on Sales of Investments;

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

NON-GAAP FINANCIAL MEASURES (Continued)
(iii) Impairment Losses;
(iv) Acquisition Related Transaction, Integration and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the years ended December 31, 2020, 2019 or 2018.
The Company believes that Adjusted Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition Related Transaction and Integration Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions are made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.

The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Net Premiums Written	$3,435.5	$3,211.3	$2,067.4
Earned Premiums	$3,335.3	$3,078.4	$2,027.4
Net Investment Income	114.1	107.5	63.4
Other Income	1.8	7.0	2.4
Total Revenues	3,451.2	3,192.9	2,093.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,350.8	2,302.4	1,517.4
Catastrophe Losses and LAE	12.3	11.1	4.7
Prior Years:
Non-catastrophe Losses and LAE	15.1	(35.1)	2.0
Catastrophe Losses and LAE	0.2	0.5	(0.3)
Total Incurred Losses and LAE	2,378.4	2,278.9	1,523.8
Insurance Expenses	651.9	555.6	421.7
Other Expenses	—	2.5	2.1
Operating Profit	420.9	355.9	145.6
Income Tax Expense	(83.0)	(72.8)	(29.8)
Segment Net Operating Income	$337.9	$283.1	$115.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.4%	74.7%	74.9%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	0.5	(1.1)	0.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	71.3	74.0	75.2
Insurance Expense Ratio	19.5	18.0	20.8
Combined Ratio	90.8%	92.0%	96.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	70.4%	74.7%	74.9%
Insurance Expense Ratio	19.5	18.0	20.8
Underlying Combined Ratio	89.9%	92.7%	95.7%
Non-GAAP Measure Reconciliation
Combined Ratio	90.8%	92.0%	96.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	0.5	(1.1)	0.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Underlying Combined Ratio	89.9%	92.7%	95.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2020	Dec 31, 2019
Insurance Reserves:
Non-Standard Automobile	$1,308.3	$1,321.9
Commercial Automobile	236.5	229.1
Total Insurance Reserves	$1,544.8	$1,551.0

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$744.6	$730.0
Incurred But Not Reported	653.6	672.2
Total Loss and LAE Reserves	1,398.2	1,402.2
Unallocated LAE Reserves	146.6	148.8
Total Insurance Reserves	$1,544.8	$1,551.0
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 63 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
2020 Compared with 2019
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $337.9 million for the year ended December 31, 2020, compared to $283.1 million in 2019. Segment Net Operating Income increased by $54.8 million due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums and higher investment income, partially offset by the impact of adverse loss reserve development. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $256.9 million in 2020, compared to 2019, driven primarily by higher volume, partially offset by the impact of premium credits of $87.1 million issued to policyholders during the second quarter of 2020. Both of the segment’s product lines had higher volume, although the overall impact on earned premiums was driven primarily by specialty personal automobile insurance.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $6.6 million in 2020, compared to 2019, due primarily to a higher return on Alternative Investments and higher levels of fixed income securities, partially offset by lower yields on fixed income securities.
Other Income in the Specialty Property & Casualty Insurance segment decreased by $5.2 million in 2020, compared to 2019. In July 2019, the Company entered into a marketing agreement with Hagerty to transfer the Company’s Classic Collectors book of business to Hagerty. Other Income in 2019 includes the $3.8 million gain related to the agreement with Hagerty.
Underlying losses and LAE as a percentage of earned premiums were 70.4% in 2020, an improvement of 4.3 percentage points, compared to 2019, due primarily to improvements in claim frequency. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $12.3 million in 2020, compared to $11.1 million in 2019, an increase of $1.2 million. Unfavorable loss and LAE reserve development (including catastrophe reserve development) was $15.3 million in 2020, compared to favorable development of $34.6 million in 2019.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Insurance expenses were $651.9 million, or 19.5% of earned premiums, in 2020, a deterioration of 1.5% percentage points, compared to 2019. Excluding the impact of premium credits, insurance expenses were 19.0% of earned premium in 2020.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.
2019 Compared with 2018
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $283.1 million for the year ended December 31, 2019, compared to $115.8 million in 2018. Segment net operating results improved by $167.3 million due primarily to the acquisition of Infinity in 2018 and favorable loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $1,051.0 million in 2019, compared to 2018. Infinity accounted for $803.2 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for the remaining increase. Both of the segment’s product lines had higher volume and higher average earned premium, although the overall impact on earned premiums was driven primarily by specialty personal automobile insurance.

Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $44.1 million in 2019, compared to 2018, due primarily to a higher investment base, largely due to the inclusion of the Infinity investment portfolio for the entire year in 2019 versus only a six month period in 2018, partially offset by lower rate of return on alternative investments.
Underlying losses and LAE as a percentage of earned premiums were 74.7% in 2019, an improvement of 0.2 percentage points, compared to 2018, due primarily to lower underlying losses as a percentage of earned premiums in commercial automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $11.1 million in 2019, compared to $4.7 million in 2018, an increase of $6.4 million. Favorable loss and LAE reserve development (including catastrophe reserve development) was $34.6 million in 2019, compared to adverse development of $1.7 million in 2018.
Insurance expenses were $555.6 million, or 18.0% of earned premiums, in 2019, an improvement of 2.8% percentage points, compared to 2018, due primarily to lower amortization of Infinity purchase accounting adjustments in 2019, versus 2018.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2020, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Net Premiums Written	$3,086.5	$2,941.1	$1,927.9
Earned Premiums	$3,031.3	$2,825.6	$1,889.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$2,160.9	$2,131.5	$1,418.2
Catastrophe Losses and LAE	11.6	9.9	3.9
Prior Years:
Non-catastrophe Losses and LAE	28.0	(24.3)	5.7
Catastrophe Losses and LAE	0.2	0.5	(0.2)
Total Incurred Losses and LAE	$2,200.7	$2,117.6	$1,427.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.3%	75.4%	75.1%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	0.9	(0.9)	0.3
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	72.6%	74.9%	75.6%
2020 Compared with 2019
Earned Premiums on specialty personal automobile insurance increased by $205.7 million in 2020, compared to 2019, due primarily to higher volume, partially offset by premium credits of $83.5 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $2,200.7 million, or 72.6% of earned premiums, in 2020, compared to $2,117.6 million, or 74.9% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums improved primarily due to an improvement in underlying losses and LAE as a percentage of earned premiums, partially offset by adverse loss reserve development. Underlying losses and LAE as a percentage of related earned premiums were 71.3% in 2020, compared to 75.4% in 2019, an improvement of 4.1 percentage points due primarily to improvements in claim frequency. Catastrophe losses and LAE (excluding reserve development) were $11.6 million in 2020, compared to $9.9 million in 2019. Unfavorable loss and LAE reserve development was $28.2 million in 2020, compared to favorable development of $23.8 million in 2019.
2019 Compared with 2018
Earned Premiums on specialty personal automobile insurance increased by $936.1 million in 2019, compared to 2018. Infinity accounted for $701.2 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for the remaining increase. Incurred losses and LAE were $2,117.6 million, or 74.9% of earned premiums, in 2019, compared to $1,427.6 million, or 75.6% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums improved due primarily to favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 75.4% in 2019, compared to 75.1% in 2018. Catastrophe losses and LAE (excluding reserve development) were $9.9 million in 2019, compared to $3.9 million in 2018. Favorable loss and LAE reserve development was $23.8 million in 2019, compared to adverse development of $5.5 million in 2018.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Net Premiums Written	$349.0	$270.2	$139.5
Earned Premiums	$304.0	$252.8	$137.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$189.9	$170.9	$99.2
Catastrophe Losses and LAE	0.7	1.2	0.8
Prior Years:
Non-catastrophe Losses and LAE	(12.9)	(10.8)	(3.7)
Catastrophe Losses and LAE	—	—	(0.1)
Total Incurred Losses and LAE	$177.7	$161.3	$96.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	62.5%	67.6%	72.0%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.5	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(4.2)	(4.3)	(2.7)
Prior Years Catastrophe Losses and LAE Ratio	—	—	(0.1)
Total Incurred Loss and LAE Ratio	58.5%	63.8%	69.8%
2020 Compared with 2019
Earned premiums in commercial automobile insurance increased by $51.2 million in 2020, compared to 2019, due primarily to higher volume, partially offset by premium credits of $3.6 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $177.7 million, or 58.5% of earned premiums, in 2020, compared to $161.3 million, or 63.8% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums improved due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 62.5% in 2020, compared to 67.6% in 2019, an improvement of 5.1 percentage points due primarily to improvements in claim frequency. Favorable loss and LAE reserve development was $12.9 million in 2020, compared to $10.8 million in 2019.
2019 Compared with 2018
Earned premiums in commercial automobile insurance increased by $114.9 million in 2019, compared to 2018. Infinity accounted for $101.8 million of the increase in earned premiums, while higher volume and higher average earned premium accounted for the remaining portion. Incurred losses and LAE were $161.3 million, or 63.8% of earned premiums, in 2019, compared to $96.2 million, or 69.8% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower underlying losses and LAE as a percentage of earned premiums as well as higher levels of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 67.6% in 2019, compared to 72.0% in 2018, an improvement of 4.4 percentage points due primarily to lower frequency of claims in 2019 relative to the prior year. Favorable loss and LAE reserve development was $10.8 million in 2019, compared to $3.8 million in 2018.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE
Selected financial information for the Preferred Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Net Premiums Written	$653.0	$739.3	$748.8
Earned Premiums	$688.2	$750.3	$730.7
Net Investment Income	37.7	44.1	61.8
Other Income	0.1	—	—
Total Revenues	726.0	794.4	792.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	400.9	481.8	459.4
Catastrophe Losses and LAE	82.0	63.0	87.3
Prior Years:
Non-catastrophe Losses and LAE	20.7	(17.6)	(0.1)
Catastrophe Losses and LAE	(0.5)	(18.4)	(8.2)
Total Incurred Losses and LAE	503.1	508.8	538.4
Insurance Expenses	221.1	233.3	225.5
Operating Profit (Loss)	1.8	52.3	28.6
Income Tax Benefit (Expense)	1.7	(10.4)	(2.9)
Segment Net Operating Income (Loss)	$3.5	$41.9	$25.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	58.3%	64.2%	62.9%
Current Year Catastrophe Losses and LAE Ratio	11.9	8.4	11.9
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	(2.3)	—
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(2.5)	(1.1)
Total Incurred Loss and LAE Ratio	73.1	67.8	73.7
Insurance Expense Ratio	32.1	31.1	30.9
Combined Ratio	105.2%	98.9%	104.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	58.3%	64.2%	62.9%
Insurance Expense Ratio	32.1	31.1	30.9
Underlying Combined Ratio	90.4%	95.3%	93.8%
Non-GAAP Measure Reconciliation
Combined Ratio	105.2%	98.9%	104.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	11.9	8.4	11.9
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	(2.3)	—
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(2.5)	(1.1)
Underlying Combined Ratio	90.4%	95.3%	93.8%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2020		Dec 31, 2019
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	48	$42.0	53	$30.9
$5 - $10	5	40.0	3	19.0
$10 - $15	—	—	1	13.1
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	53	$82.0	57	$63.0
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2020	Dec 31, 2019
Insurance Reserves:
Preferred Automobile	$281.3	$262.3
Homeowners	104.0	95.3
Other	26.3	30.9
Total Insurance Reserves	$411.6	$388.5
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$262.2	$241.3
Incurred But Not Reported	122.0	118.8
Total Loss and LAE Reserves	384.2	360.1
Unallocated LAE Reserves	27.4	28.4
Total Insurance Reserves	$411.6	$388.5
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 63 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
2020 Compared with 2019
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $3.5 million for the year ended December 31, 2020, compared to $41.9 million in 2019. Segment Net Operating Income decreased by $38.4 million due primarily to higher catastrophe losses and LAE (excluding loss reserve development), the impact of adverse loss and LAE reserve development and lower net investment income, partially offset by an improvement in underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $62.1 million in 2020, compared to 2019, due primarily to lower volume and the impact of premium credits of $12.7 million issued to automobile policyholders

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
during the second quarter of 2020. All lines experienced an overall decline in volume, although the overall impact was driven primarily by preferred personal automobile insurance.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $6.4 million in 2020, compared to 2019, due primarily to lower yields on fixed income securities, partially offset by higher levels of investments in fixed income securities and a higher rate of return on Alternative Investments.
Underlying losses and LAE as a percentage of earned premiums were 58.3% and 64.2% in 2020 and 2019, respectively. Catastrophe losses and LAE (excluding reserve development) were $82.0 million in 2020, compared to $63.0 million in 2019, which is a increase of $19.0 million. Catastrophe losses and LAE (excluding reserve development) increased due primarily to an increase in both frequency and severity of catastrophic events in 2020, compared to 2019. There were five catastrophic events above $5 million in 2020, compared to four catastrophic events above $5 million in 2019. Adverse loss and LAE reserve development (including catastrophe reserve development) was $20.2 million in 2020, compared to favorable development of $36.0 million in 2019. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Insurance expenses were $221.1 million, or 32.1% of earned premiums, in 2020, a deterioration of 1.0 percentage points compared to 2019. Excluding the impact of premium credits, insurance expenses were 31.5% of earned premiums.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions.
2019 Compared with 2018
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $41.9 million for the year ended December 31, 2019, compared to Segment Net Operating Loss of $25.7 million in 2018. Segment Net Operating Income improved by $16.2 million due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and favorable prior year loss and LAE development (including a recovery on prior year catastrophes) partially offset by higher underlying losses and LAE as a percentage of earned premiums and lower net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment increased by $19.6 million in 2019, compared to 2018, due primarily to higher average earned premium in Preferred Automobile Insurance and Other Personal Insurance partially offset a decrease in volume for Preferred Automobile, Homeowners, and Other Insurance.

Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $17.7 million in 2019, compared to 2018, due primarily to a lower rate of return on alternative investments.
Underlying losses and LAE as a percentage of earned premiums were 64.2% and 62.9% in 2019 and 2018. Underlying losses and LAE exclude the impact of catastrophe and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $63.0 million in 2019, compared to $87.3 million in 2018, which is a decrease of $24.3 million due primarily to fewer catastrophic events in the greater than $25 million per event range in 2019, compared to 2018, and lower severity of other catastrophic events in 2019, compared to 2018. Favorable loss and LAE reserve development (including catastrophe reserve development) was $36.0 million in 2019, compared to $8.3 million in 2018. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale in the third quarter of 2019 of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
Insurance expenses were $233.3 million, or 31.1% of earned premiums, in 2019, a deterioration of 0.2 percentage points compared to 2018.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Net Premiums Written	$407.5	$468.9	$462.1
Earned Premiums	$431.7	$470.2	$440.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	279.9	332.5	308.8
Catastrophe Losses and LAE	4.4	7.8	7.2
Prior Years:
Non-catastrophe Losses and LAE	27.7	(8.2)	(5.7)
Catastrophe Losses and LAE	(1.0)	—	(0.1)
Total Incurred Losses and LAE	$311.0	$332.1	$310.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	64.8%	70.6%	70.2%
Current Year Catastrophe Losses and LAE Ratio	1.0	1.7	1.6
Prior Years Non-catastrophe Losses and LAE Ratio	6.4	(1.7)	(1.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	—	—
Total Incurred Loss and LAE Ratio	72.0%	70.6%	70.5%
2020 Compared with 2019
Earned premiums on preferred personal automobile insurance decreased by $38.5 million in 2020, compared to 2019, due primarily to lower volume and the impact of premium credits of $12.7 million issued to policyholders during the second quarter of 2020. Incurred losses and LAE were $311.0 million, or 72.0% of earned premiums, in 2020, compared to $332.1 million, or 70.6% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 64.8% in 2020, compared to 70.6% in 2019, which was an improvement of 5.8 percentage points due primarily to improvements in claim frequency in 2020. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $26.7 million in 2020, compared to favorable development of $8.2 million in 2019. Catastrophe losses and LAE (excluding reserve development) were $4.4 million in 2020, compared to $7.8 million in 2019.
2019 Compared with 2018
Earned premiums in preferred personal automobile insurance increased by $30.0 million in 2019, compared to 2018, due primarily to higher average earned premiums. Incurred losses and LAE were $332.1 million, or 70.6% of earned premiums, in 2019, compared to $310.2 million, or 70.5% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by a favorable change in loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 70.6% in 2019, compared to 70.2% in 2018, which was a deterioration of 0.4 percentage points due primarily to the impact of business mix in 2019. Catastrophe losses and LAE (excluding reserve development) were $7.8 million in 2019, compared to $7.2 million in 2018. Favorable loss and LAE reserve development was $8.2 million in 2019, compared to $5.8 million in 2018.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Net Premiums Written	$211.1	$233.1	$247.3
Earned Premiums	$220.7	$241.3	$250.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	108.7	131.6	131.5
Catastrophe Losses and LAE	71.2	54.0	75.2
Prior Years:
Non-catastrophe Losses and LAE	(2.8)	(2.7)	10.4
Catastrophe Losses and LAE	0.7	(17.0)	(7.2)
Total Incurred Losses and LAE	$177.8	$165.9	$209.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	49.3%	54.5%	52.5%
Current Year Catastrophe Losses and LAE Ratio	32.3	22.4	30.1
Prior Years Non-catastrophe Losses and LAE Ratio	(1.3)	(1.1)	4.2
Prior Years Catastrophe Losses and LAE Ratio	0.3	(7.0)	(2.9)
Total Incurred Loss and LAE Ratio	80.6%	68.8%	83.9%
2020 Compared with 2019
Earned premiums in homeowners insurance decreased by $20.6 million in 2020, compared to 2019, due primarily to lower volume. Incurred losses and LAE were $177.8 million, or 80.6% of earned premiums, in 2020, compared to $165.9 million, or 68.8% of earned premiums, in 2019. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding loss reserve development) and lower favorable catastrophe loss reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 49.3% in 2020, compared to 54.5% in 2019, a improvement of 5.2 percentage points. Catastrophe losses and LAE (excluding reserve development) were $71.2 million in 2020, compared to $54.0 million in 2019. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $2.1 million in 2020, compared to favorable development of $19.7 million in 2019. Favorable catastrophe reserve development in 2019 included the impact of the recognition and sale of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.
2019 Compared with 2018
Earned premiums in homeowners insurance decreased by $8.8 million in 2019, compared to 2018, due primarily to lower volume. Incurred losses and LAE were $165.9 million, or 68.8% of earned premiums, in 2019, compared to $209.9 million, or 83.9% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums increased due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and higher favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 54.5% in 2019, compared to 52.5% in 2018, a deterioration of 2.0 percentage points due primarily to higher severity of non-catastrophe large losses in 2019 compared to 2018. Catastrophe losses and LAE (excluding reserve development) were $54.0 million in 2019, compared to $75.2 million in 2018. Favorable loss and LAE reserve development was $19.7 million in 2019, compared to adverse development of $3.2 million in 2018. Favorable loss and LAE reserve development in 2019 included the impact of the recognition and sale of the Company’s subrogation rights related to certain California wildfires that had occurred in 2017 and 2018.

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

DOLLARS IN MILLIONS	2020	2019	2018
Net Premiums Written	$34.4	$37.3	$39.4
Earned Premiums	$35.8	$38.8	$40.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	12.3	17.7	19.1
Catastrophe Losses and LAE	6.4	1.2	4.9
Prior Years:
Non-catastrophe Losses and LAE	(4.2)	(6.7)	(4.8)
Catastrophe Losses and LAE	(0.2)	(1.4)	(0.9)
Total Incurred Losses and LAE	$14.3	$10.8	$18.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	34.3%	45.6%	47.3%
Current Year Catastrophe Losses and LAE Ratio	17.9	3.1	12.1
Prior Years Non-catastrophe Losses and LAE Ratio	(11.7)	(17.3)	(11.9)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(3.6)	(2.2)
Total Incurred Loss and LAE Ratio	39.9%	27.8%	45.3%
2020 Compared with 2019
Earned premiums in other personal insurance decreased by $3.0 million in 2020, compared to 2019. Incurred losses and LAE were $14.3 million, or 39.9% of earned premiums, in 2020, compared to $10.8 million, or 27.8% of earned premiums, in 2019. Underlying losses and LAE as a percentage of earned premiums were 34.3% in 2020, compared to 45.6% in 2019, an improvement of 11.3 percentage points. Catastrophe losses and LAE (excluding reserve development) were $6.4 million in 2020, compared to $1.2 million in 2019. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $4.4 million in 2020, compared to $8.1 million in 2019.
2019 Compared with 2018
Earned premiums in other personal insurance decreased by $1.6 million in 2019, compared to 2018, primarily due to a decrease in volume. Incurred losses and LAE were $10.8 million, or 27.8% of earned premiums, in 2019, compared to $18.3 million, or 45.3% of earned premiums, in 2018. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher favorable loss and LAE reserve development in 2019 compared to 2018. Underlying losses and LAE as a percentage of earned premiums were 45.6% in 2019, compared to 47.3% in 2018, an improvement of 1.7 percentage points. Catastrophe losses and LAE (excluding reserve development) were $1.2 million in 2019, compared to $4.9 million in 2018. Favorable loss and LAE reserve development was $8.1 million in 2019, compared to $5.7 million in 2018.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Earned Premiums	$648.7	$643.7	$626.3
Net Investment Income	198.8	206.4	210.9
Other Income	0.6	8.5	4.0
Total Revenues	848.1	858.6	841.2
Policyholders’ Benefits and Incurred Losses and LAE	442.0	402.7	404.2
Insurance Expenses	334.9	334.0	321.1
Operating Profit	71.2	121.9	115.9
Income Tax Expense	(11.2)	(23.2)	(24.4)
Segment Net Operating Income	$60.0	$98.7	$91.5
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2020	Dec 31, 2019
Insurance Reserves:
Future Policyholder Benefits	$3,440.5	$3,385.3
Incurred Losses and LAE Reserves:
Life	61.1	89.2
Accident and Health	25.9	27.5
Property	4.6	3.3
Total Incurred Losses and LAE Reserves	91.6	120.0
Total Insurance Reserves	$3,532.1	$3,505.3
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company has reduced its estimate of the initial impact of using death verification databases by $30.3 million, of which $9.3 million was recognized during 2020 and $21.0 million was recognized during 2019.
See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.
2020 Compared with 2019
Earned Premiums in the Life & Health Insurance segment increased by $5.0 million for the year ended December 31, 2020, compared to 2019, due primarily to higher persistency on life insurance products, higher volume on accident and health insurance products and a reduction in the estimated return premium reserve for insurance products subject to minimum loss ratio (“MLR”), partially offset by lower property insurance earned premiums due primarily to a lower volume of insurance sold.

Net Investment Income decreased by $7.6 million in 2020, compared to 2019, due primarily to lower yields on fixed income securities, partially offset by higher levels of investments in fixed income securities and a change in the Company’s presentation of COLI income.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Other income decreased by $7.9 million in 2020, compared to 2019, due primarily to the change in presentation of COLI income.
Policyholders’ Benefits and Incurred Losses and LAE increased by $39.3 million in 2020, compared to 2019, due primarily to higher mortality for life insurance claims due primarily to COVID-19, and the impact of a lower reduction of the Company’s estimate of the ultimate cost of using death verification databases in 2020, compared to 2019, partially offset by lower frequency of accident and health insurance claims due to COVID-19. The Company reduced its estimate of the ultimate cost of using death verification databases in its operations by $9.3 million and $21.0 million, respectively during 2020 and 2019.
Insurance Expenses in the Life & Health Insurance segment increased by $0.9 million in 2020, compared to 2019.
Segment Net Operating Income in the Life & Health Insurance segment was $60.0 million for the year ended December 31, 2020, compared to $98.7 million in 2019.
2019 Compared with 2018
Earned Premiums in the Life & Health Insurance segment increased by $17.4 millions for the year ended December 31, 2019, compared to 2018, due primarily to higher volume from accident and health insurance products offered by Reserve National, and sales volume on life insurance products.
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
Other income increased by $4.5 million in 2019, compared to 2018, due primarily to a higher level of COLI.
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
Life Insurance
Selected financial information for the life insurance product line is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Earned Premiums	$385.7	$384.6	$378.4
Net Investment Income	193.3	198.8	202.6
Other Income	—	8.1	3.5
Total Revenues	579.0	591.5	584.5
Policyholders’ Benefits and Incurred Losses and LAE	318.2	270.1	279.4
Insurance Expenses	218.8	215.3	207.7
Operating Profit	42.0	106.1	97.4
Income Tax Expense	(5.2)	(20.0)	(20.7)
Total Product Line Net Operating Income	$36.8	$86.1	$76.7

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
2020 Compared with 2019
Earned premiums on life insurance increased by $1.1 million in 2020, compared to 2019, due primarily to higher persistency. Policyholders’ benefits and incurred losses and LAE on life insurance were $318.2 million in 2020, compared to $270.1 million in 2019, an increase of $48.1 million, due primarily to higher mortality for life insurance claims primarily due to COVID-19, and the impact of a lower reduction of the Company’s estimate of the ultimate cost of using death verification databases in 2020 compared to 2019. The Company reduced its estimate of the ultimate cost of using death verification databases in its operations by $9.3 million and $21.0 million, respectively during 2020 and 2019. Insurance expenses increased by $3.5 million in 2020, compared to 2019 due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
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
Accident and Health Insurance
Selected financial information for the accident and health insurance product line is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Earned Premiums	$199.3	$190.9	$177.5
Net Investment Income	5.0	6.0	6.1
Other Income	0.6	0.4	0.5
Total Revenues	204.9	197.3	184.1
Policyholders’ Benefits and Incurred Losses and LAE	95.3	109.8	98.9
Insurance Expenses	91.9	88.7	82.2
Operating Profit (Loss)	17.7	(1.2)	3.0
Income Tax Expense (Benefit)	(3.6)	0.3	(0.6)
Total Product Line Net Operating Income (Loss)	$14.1	$(0.9)	$2.4
2020 Compared with 2019
Earned premiums on accident and health insurance increased by $8.4 million in 2020, compared to 2019, due primarily to higher volume on accident and health insurance products and a reduction in the estimated return premium reserve for certain insurance products subject to MLR. Incurred accident and health insurance losses were $95.3 million, or 47.8% of accident and health insurance earned premiums, in 2020, compared to $109.8 million, or 57.5% of accident and health insurance earned premiums, in 2019. The decrease of 9.7 percentage points was due primarily to lower frequency of claims due to COVID-19. Insurance expenses increased by $3.2 million in 2020, compared to 2019, due primarily to premium growth and investments to enhance the capabilities of the business.
2019 Compared with 2018
Earned premiums on accident and health insurance increased by $13.4 million in 2019, compared to 2018, due primarily to higher volume of in force business. Policyholders’ benefits and incurred losses and LAE on accident and health insurance were $109.8 million, or 57.5% of accident and health insurance earned premiums, in 2019, compared to $98.9 million, or 55.7% of accident and health insurance earned premiums, in 2018. The increase of 1.8% percentage points was due primarily to higher severity of claims for certain health products. Insurance expenses increased by $6.5 million in 2019, compared to 2018, due primarily to premium growth.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Earned Premiums	$63.7	$68.2	$70.4
Net Investment Income	0.5	1.6	2.2
Total Revenues	64.2	69.8	72.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	15.2	18.1	20.5
Catastrophe Losses and LAE	12.4	3.1	4.0
Prior Years:
Non-catastrophe Losses and LAE	0.4	0.8	1.3
Catastrophe Losses and LAE	0.5	0.8	0.1
Total Incurred Losses and LAE	28.5	22.8	25.9
Insurance Expenses	24.2	30.0	31.2
Operating Profit	11.5	17.0	15.5
Income Tax Expense	(2.4)	(3.5)	(3.1)
Total Product Line Net Operating Income	$9.1	$13.5	$12.4
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	23.8%	26.5%	29.2%
Current Year Catastrophe Losses and LAE Ratio	19.5	4.5	5.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	1.2	1.8
Prior Years Catastrophe Losses and LAE Ratio	0.8	1.2	0.1
Total Incurred Loss and LAE Ratio	44.7%	33.4%	36.8%
2020 Compared with 2019
Earned premiums from property insurance decreased by $4.5 million in 2020, compared to 2019, due primarily to a lower volume of insurance sold. Incurred losses and LAE on property insurance were $28.5 million, or 44.7% of earned premiums, in 2020, compared to $22.8 million, or 33.4% of earned premiums, in 2019. Current year non-catastrophe losses and LAE on property insurance were $15.2 million, or 23.8% of property insurance earned premiums, in 2020, compared to $18.1 million, or 26.5% of property insurance earned premiums, in 2019, a decrease of 2.7 percentage points due primarily to lower frequency of claims. Catastrophe losses and LAE (excluding loss reserve development) were $12.4 million in 2020, compared to $3.1 million in 2019, an increase of $9.3 million due primarily to a higher frequency of claims and severity of losses in connection with catastrophic events. Adverse loss and LAE reserve development was $0.9 million in 2020, compared to $1.6 million in 2019. Insurance expenses decreased $5.8 million in 2020, compared to 2019, due primarily to lower volume of policies issued.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2020, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Investment Income:
Interest on Fixed Income Securities	$289.8	$299.4	$268.9
Dividends on Equity Securities Excluding Alternative Investments	15.4	22.9	13.6
Alternative Investments:
Equity Method Limited Liability Investments	4.9	1.0	11.0
Limited Liability Investments Included in Equity Securities	22.1	18.0	26.4
Total Alternative Investments	27.0	19.0	37.4
Short-term Investments	5.5	8.2	7.0
Loans to Policyholders	22.1	22.6	22.5
Real Estate	9.6	9.8	9.6
Other	13.2	1.5	0.9
Total Investment Income	382.6	383.4	359.9
Investment Expenses:
Real Estate	8.8	9.6	9.7
Other Investment Expenses	25.6	9.5	9.3
Total Investment Expenses	34.4	19.1	19.0
Net Investment Income	$348.2	$364.3	$340.9
2020 Compared with 2019
Net Investment Income decreased by $16.1 million for the year ended December 31, 2020, compared to 2019, due primarily to lower yields on fixed income securities, lower dividend income on equity securities and higher investment expenses partially offset by higher return from Alternative Investments and higher invested assets in fixed income securities.
2019 Compared with 2018
Net Investment Income increased by $23.4 million for the year ended December 31, 2019, compared to 2018, due primarily to the inclusion of the Infinity investment portfolio for the entire year in 2019 versus only six months in 2018, partially offset by a lower rate of return from Alternative Investments.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2020, 2019 and 2018 are presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Recognized in Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$72.1	$138.9	$(64.3)
Gains on Sales	48.3	46.9	37.6
Losses on Sales	(10.2)	(5.0)	(11.2)
Impairment Losses	(19.5)	(13.8)	(4.5)
Net Gain (Loss) Recognized in Consolidated Statements of Income	90.7	167.0	(42.4)
Recognized in Other Comprehensive Income (Loss)	367.4	405.3	(235.8)
Total Comprehensive Investment Gains (Losses)	$458.1	$572.3	$(278.2)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Income (Loss) From Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the years ended December 31, 2020 and 2019 are presented below.

DOLLARS IN MILLIONS	2020	2019
Preferred Stocks	$(0.7)	$6.2
Common Stocks	(0.3)	1.9
Other Equity Interests:
Exchange Traded Funds	68.0	121.0
Limited Liability Companies and Limited Partnerships	1.7	4.2
Total Other Equity Interests	69.7	125.2
Income (Loss) from Change in Fair Value of Equity Securities	68.7	133.3
Income (Loss) from Change in Fair Value of Convertible Securities	3.4	5.6
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$72.1	$138.9
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the year ended December 31, 2020, 2019 and 2018 are presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Fixed Maturities:
Gains on Sales	$40.6	$41.1	$25.3
Losses on Sales	(7.9)	(4.8)	(11.1)
Equity Securities:
Gains on Sales	5.9	5.8	12.3
Losses on Sales	(1.9)	(0.2)	—
Equity Method Limited Liability Investments:
Losses on Sales	(0.4)	—	—
Real Estate:
Gains on Sales	1.8	—	—
Other Investments:
Losses on Sales	—	—	(0.1)
Net Realized Gains on Sales of Investments	$38.1	$41.9	$26.4

Gross Gains on Sales	$48.3	$46.9	$37.6
Gross Losses on Sales	(10.2)	(5.0)	(11.2)
Net Realized Gains on Sales of Investments	$38.1	$41.9	$26.4
Fixed Maturities
Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2020 primarily relate to a repositioning of the portfolio for duration extension purposes.
During the fourth quarter of 2019, the Company began repositioning the fixed maturity investment portfolio in in its Life and Health Insurance segment and recognized Realized Gains on Sales of Fixed Maturities of $13.3 million and Realized Losses on Sales of Fixed Maturities of $4.4 million in connection with the repositioning.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Equity Securities
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2020 primarily relate to transactions whereby the Company’s investments were acquired by other companies.
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
Other sales activity in 2020, 2019 and 2018 was due to normal portfolio management.
Impairment Losses
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment has occurred from credit loss or other factors (non-credit related). Losses arising from declines in fair values are reported in the Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Consolidated Statements of Income for the year ended December 31, 2020, 2019 and 2018 were:

	2020		2019		2018
DOLLARS IN MILLIONS	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(16.7)	14	$(13.3)	14	$(2.0)	24
Equity Securities	(2.8)	2	(0.5)	1	(2.5)	5
Impairment Losses	$(19.5)		$(13.8)		$(4.5)
Fixed Maturities
Impairment Losses recognized in the Consolidated Statements of Income for the year ended December 31, 2020 or 2019 or 2018 related primarily to investments in Fixed Maturities where the Company had the intent to sell or requirement to sell.
Real Estate
The Company did not recognize any impairment losses related to Investments in Real Estate in the Consolidated Statements of Income for the year ended December 31, 2020 or 2019 or 2018.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of corporate, high-grade municipal and agency bonds. At December 31, 2020, approximately 94% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the NAIC of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating of AAA, AA, A or BBB from Fitch.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at December 31, 2020 and 2019.

NAIC Rating	Rating	Dec 31, 2020		Dec 31, 2019
		Fair Value in Millions	Percentage of Fixed Maturities	Fair Value in Millions	Percentage of Fixed Maturities
1	AAA, AA, A	$4,759.9	62.6%	$4,387.1	63.4%
2	BBB	2,355.6	31.0	2,044.1	29.5
3-4	BB, B	353.1	4.6	319.2	4.6
5-6	CCC or Lower	137.3	1.8	171.7	2.5
Total Investments in Fixed Maturities		$7,605.9	100.0%	$6,922.1	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $23.7 million and $11.7 million at December 31, 2020 and 2019, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2020 and 2019.

	Dec 31, 2020		Dec 31, 2019
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$585.3	5.6%	$815.9	8.8%
States and Political Subdivisions:
Revenue Bonds	1,153.3	11.1	958.6	10.4
States	333.5	3.2	427.5	4.6
Political Subdivisions	102.6	1.0	129.7	1.4
Foreign Governments	5.2	—	16.8	0.2
Total Investments in Governmental Fixed Maturities	$2,179.9	20.9%	$2,348.5	25.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2020 and 2019.

	Dec 31, 2020		Dec 31, 2019
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,916.3	18.4%	$1,522.8	16.4%
Manufacturing	1,633.5	15.7	1,356.4	14.6
Transportation, Communication and Utilities	825.5	7.9	650.2	7.0
Services	581.3	5.6	604.4	6.5
Retail Trade	172.6	1.7	183.3	2.0
Mining	285.7	2.7	154.5	1.7
Wholesale Trade	0.5	—	72.9	0.8
Agriculture, Forestry and Fishing	—	—	12.4	0.1
Other	10.5	0.1	16.6	0.2
Total Investments in Non-governmental Fixed Maturities	$5,425.9	52.1%	$4,573.5	49.3%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2020.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	524	$1,195.3
$5 -$10	217	1,535.2
$10 - $20	124	1,682.1
$20 - $30	28	671.8
Greater Than $30	10	341.5
Total	903	$5,425.9
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest bearing accounts. At December 31, 2020, the Company had $620.5 million invested in U.S. treasury bills, $242.1 million invested in money market funds which primarily invest in U.S. Treasury securities and $4.3 million invested in overnight interest bearing accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at December 31, 2020.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$140.6	1.3%
Georgia	107.9	1.0
Colorado	85.6	0.8
New York	76.1	0.7
Michigan	73.1	0.7
Louisiana	71.7	0.7
California	70.4	0.7
Pennsylvania	58.1	0.6
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	195.5	1.9
iShares® Core MSCI Total International Stock ETF	76.3	0.7
Total	$955.3	9.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. Beginning January 1, 2018, the Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at December 31, 2020 and 2019 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2020	Dec 31, 2020	Dec 31, 2019
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$57.4	$102.5	$129.3
Senior Debt	22.3	28.6	16.0
Alternative Energy Partnerships	80.0	21.3	—
Distressed Debt	—	14.5	22.7
Secondary Transactions	13.0	11.2	11.5
Leveraged Buyout	0.1	3.5	0.1
Growth Equity	—	0.7	5.3
Real Estate	—	29.9	29.9
Other	—	13.1	5.6
Total Equity Method Limited Liability Investments	$172.8	$225.3	$220.4
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	72.9	118.3	126.1
Senior Debt	18.9	33.9	39.5
Distressed Debt	24.1	31.8	16.8
Secondary Transactions	6.2	4.2	4.9
Hedge Funds	—	71.6	48.2
Leveraged Buyout	7.6	30.7	4.4
Other	1.1	1.5	8.2
Total Reported as Other Equity Interests at Fair Value	$130.8	$292.0	$248.1
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	$—	$—	$1.6
Other	0.2	15.7	18.9
Total Reported as Equity Securities at Modified Cost	0.2	15.7	20.5
Total Investments in Limited Liability Companies and Limited Partnerships	$303.8	$533.0	$489.0
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

EXPENSES
Expenses for the year ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Insurance Expenses:
Commissions	$745.8	$708.8	$558.7
General Expenses	307.4	278.0	231.9
Premium Tax Expense	94.2	93.5	71.0
Total Costs Incurred	1,147.4	1,080.3	861.6
Net Policy Acquisition Costs Amortized (Deferred)	(51.6)	(66.9)	(104.4)
Amortization of Value of Business Acquired (“VOBA”)	4.7	6.3	143.3
Insurance Expenses	1,100.5	1,019.7	900.5
Loss from Early Extinguishment of Debt	—	5.8	—
Interest Expense	36.0	42.5	43.4
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	63.3	18.4	44.7
Pension Settlement Expense	64.1	—	—
Other	108.1	102.9	70.9
Other Expenses	235.5	121.3	115.6
Interest and Other Expenses	271.5	163.8	159.0
Total Expenses	$1,372.0	$1,189.3	$1,059.5
Insurance Expenses
Insurance Expenses increased by $80.8 million for the year ended December 31, 2020, compared to 2019, due primarily to growth in business. Insurance Expenses increased by $119.2 million for the year ended December 31, 2019, compared to 2018, due primarily to the inclusion of Infinity for the full twelve months in 2019 as compared to only six months in 2018, partially offset by a reduction in the amortization of VOBA.
Loss on Early Extinguishment of Debt
On June 7, 2019, Kemper issued a notice of redemption for the entire $150.0 million aggregate principal outstanding of its 7.375% Subordinated Debentures due 2054 (the “7.375% Subordinated Debentures”) at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On July 8, 2019, Kemper completed the redemption, and the 7.375% Subordinated Debentures were repaid in full. The Company recognized a loss on early extinguishment of debt of $5.8 million in the Consolidated Statements of Income for the year ended December 31, 2019
Interest and Other Expenses
Interest expense decreased by $6.5 million for the year ended December 31, 2020, compared to 2019, due primarily to the early extinguishment of the subordinated debenture in June 2019. Interest expense decreased by $0.9 million for the year ended December 31, 2019, compared to 2018, due primarily to lower levels of debt outstanding. See MD&A, “Liquidity and Capital Resources,” and Note 8, “Debt,” to the Consolidated Financial Statements for additional discussion of debt activity.
Other Expenses increased by $114.2 million for the year ended December 31, 2020, compared to 2019, due primarily to Pension Settlement Expenses related to purchasing annuities on behalf of certain plan participants and lump-sum payments made to certain terminated vested participants and higher Acquisition Related Transaction, Integration and Other Costs. Other Expenses increased by $5.7 million for the year ended December 31, 2019, compared to 2018, due primarily to higher employee compensation, bonuses and legal fees, partially offset by a reduction in costs associated with the acquisition of Infinity and the related transaction and integration cost.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to (1) the effects of tax-exempt investment income and dividends received deductions, (2) nontaxable income associated with the change in cash surrender value on COLI, (3) Alternative Energy investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, (5) a permanent difference associated with nondeductible executive compensation, and (6) the Tax Act.
Tax-exempt investment income and dividends received deductions were $19.0 million, $20.4 million and $22.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The nontaxable increase in cash surrender value on COLI was $12.9 million, $7.6 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company realized net investment tax credits of $3.2 million for the year ended December 31, 2020. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $10.5 million, $21.0 million, and $6.7 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of nondeductible executive compensation was $13.0 million, $11.9 million, and $6.7 million for years ended December 31, 2020, 2019 and 2018, respectively. The tax benefit recorded pursuant to the Tax Act was $26.4 million for the year ended December 31, 2018. See Note 16, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Common Stock Offering
On June 7, 2019, the Company completed a public offering of its common stock and issued 1,552,500 shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million. In July 2019, the Company used the net proceeds of $127.2 million, together with a portion of the proceeds from delayed-draw term loan facility entered into by the Company on June 4, 2019 (the “2023 Term Loan”) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under the heading, “Repayment of Term Loan Due 2020,”for additional information regarding the initial borrowing and subsequent repayment of this delayed-draw term loan). On June 4, 2019, the Company utilized the the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which in addition to the $0.9 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either December 31, 2020 or December 31, 2019.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt outstanding at December 31, 2020 and December 31, 2019 was:

(Dollars in Millions)	Dec 31, 2020	Dec 31, 2019
Term Loan due July 5, 2023	$49.9	$49.9
5.000% Senior Notes due September 19, 2022	278.3	279.9
4.350% Senior Notes due February 15, 2025	448.8	448.6
2.400% Senior Notes due September 30, 2030	395.8	—
Total Long-term Debt Outstanding	$1,172.8	$778.4

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
5.000% Senior Notes Due 2022
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.000% Senior Notes due September 19, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2018. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
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
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and Alliance United Insurance Company (“Alliance”) are members of the FHLB of Chicago, Dallas and San Francisco, respectively. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance became a member of the FHLB of Chicago in March 2014. Trinity became a member of the FHLB of Dallas in December 2013. Under their memberships, United, Trinity and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost.  The carrying value of FHLB of Chicago common stock was $11.8 million and $4.9 million at December 31, 2020 and December 31, 2019, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million and $3.3 million at December 31, 2020 and December 31, 2019, respectively. The carrying value of FHLB of San Francisco common stock was $1.7 million at December 31, 2020. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
borrowings for spread lending purposes.
During 2020, United Insurance received advances of $466.4 million from the FHLB of Chicago and made repayments of $302.0 million under the spread lending program. United Insurance had outstanding advances from the FHLB of Chicago totaling $407.8 million at December 31, 2020. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income. With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $530.5 million at December 31, 2020. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 7, “Policyholder Obligations,” to the Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200 million of Kemper common stock, in addition to the $243.7 million remaining under the previous authorization as of December 31, 2019. As of December 31, 2020, the remaining share repurchase authorization was $333.3 million under the repurchase program. During the year ended December 31, 2020, Kemper repurchased and retired 1.6 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $110.4 million and average cost per share of $68.29.
Kemper did not repurchase any of its common stock in open market transactions in 2019 or 2018.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.30 per common share for each quarter of 2020 and $0.25 per common share for the first three quarters of 2019 and $0.28 for the fourth quarter of 2019, respectively. Dividends and dividend equivalents paid were $78.9 million and $67.8 million for the years ended December 31, 2020 and 2019, respectively.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries collectively paid $322.0 million, $239.0 million and $130.4 million in dividends to Kemper in 2020, 2019 and 2018, respectively. In 2021, Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $402.8 million in dividends to Kemper without prior regulatory approval.
Kemper made capital contributions to insurance subsidiaries of $62 million and $83 million during 2020 and 2019, respectively.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $733.2 million at December 31, 2020, compared to $206.8 million at December 31, 2019.
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

Net Cash Provided by Operating Activities decreased by $86.3 million for the year ended December 31, 2020, compared to 2019. Net Cash Provided by Operating Activities decreased by $4.9 million for the year ended December 31, 2019, compared to 2018.
Net Cash Provided by Financing Activities was $378.3 million for the year ended December 31, 2020, compared to net cash provided of $160.8 million for the same period in 2019. Net proceeds from Policyholder Obligations provided $162.2 million of cash for the year ended December 31, 2020 compared to $232.2 million for the year ended December 31, 2019. Kemper issued no common stock during the year ended December 31, 2020. Net proceeds from borrowing under the term loan facilities provided $395.6 million of cash for the year ended December 31, 2020, compared to $49.9 million for the year ended December 31, 2019. Kemper used $185.0 million of cash to repay long-term debt for the year ended December 31, 2019. Kemper did not repay long-term debt during 2020. Kemper used $110.4 million of cash to repurchase shares of its common stock during 2020. Kemper did not use any cash to repurchase shares of its common stock during 2019. Kemper used $78.9 million of cash to pay dividends for the year ended December 31, 2020, compared to $67.8 million of cash used to pay dividends in the same period of 2019. The quarterly dividend rate was $0.30 for each quarter of 2020. The quarterly dividend rate was $0.25 per common share for the first three quarters of 2019 and $0.28 for the fourth quarter of 2019.
Net Cash Provided by Financing Activities was $160.8 million for the year ended December 31, 2019, compared to net cash used of $12.2 million for the same period in 2018. Net proceeds from the issuance of long-term debt, which was used to fund the acquisition of Infinity, provided $49.9 million of cash for the year ended December 31, 2019. Kemper used $185.0 million of cash to repay long-term debt for the year ended December 31, 2019. Kemper did not use any cash during 2019 or 2018 to repurchase shares of its common stock. Kemper used $67.8 million of cash to pay dividends for the year ended December 31, 2019, compared to $56.4 million of cash used to pay dividends in the same period of 2018. The quarterly dividend rate was $0.25 per common share for the first three quarters of 2019 and $0.28 for the fourth quarter of 2019. The quarterly dividend rate was $0.24 for each quarter of 2018.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities was $757.0 million for the year ended December 31, 2020, compared to $633.4 million in 2019. Net cash used to acquire short-term investments was $390.8 million for the year ended December 31, 2020, compared to net cash used to acquire short-term investments of $176.0 million in 2019. Fixed Maturities investing activities used net cash of $320.9 million for the year ended December 31, 2020, compared to net cash used of $55.8 million in 2019. Equity Securities investing activities provided net cash of $115.3 million for the year ended December 31, 2020, compared to net cash used of $89.7 million in 2019. Equity Method Limited Liability Investments investing activities used net cash of $0.8 million for the year ended December 31, 2020, compared to $44.2 million in 2019.
Net Cash Used by Investing Activities was $633.4 million for the year ended December 31, 2019, compared to $497.6 million in 2018. Net cash provided by dispositions of short-term investments was $176.0 million for the year ended December 31, 2019, compared to $52.7 million in 2018. Fixed Maturities investing activities provided net cash of $55.8 million for the year ended December 31, 2019, compared to net cash used of $230.1 million in 2018. Equity Securities investing activities used net cash of $89.7 million for the year ended December 31, 2019, compared to $126.6 million in 2018. Equity Method Limited Liability Investments investing activities used net cash of $44.2 million for the year ended December 31, 2019, compared to providing net cash of $29.0 million in 2018.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2020 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2021 to Dec 31, 2021	Jan 1, 2022 to Dec 31, 2023	Jan 1, 2024 to Dec 31, 2025	After Dec 31, 2025	Total
Long Term Debt Obligations	$—	$325.0	$450.0	$400.0	$1,175.0
Finance Lease Obligations	0.2	—	—	—	0.2
Operating Lease Obligations	20.8	37.3	21.5	24.2	103.8
Purchase Obligations	14.0	7.7	4.6	—	26.3
Life and Health Insurance Policy Benefits	311.3	501.9	479.1	6,924.6	8,216.9
Property and Casualty Insurance Reserves	1,397.5	460.6	89.3	35.1	1,982.5
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	50.0	79.0	44.6	48.3	221.9
Total Contractual Obligations	$1,793.8	$1,411.5	$1,089.1	$7,432.2	$11,726.6
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.2 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2020.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $303.8 million at December 31, 2020. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheets under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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
Valuation of Investments
The reported value of the Company’s investments was $10,424.1 million at December 31, 2020, of which $8,504.3 million, or 82%, was reported at fair value, $225.3 million, or 2%, was reported under the equity method of accounting, $297.9 million or 3%, was reported at unpaid principal balance and $1,396.6 million, or 13%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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
The fair value of the Company’s investments measured and reported at fair value was $8,504.3 million at December 31, 2020, of which $7,762.9 million, or 91%, were investments that were based on quoted market prices or significant value drivers that are observable, $449.2 million, or 5%, were investments where at least one significant value driver was unobservable and $292.2 million or 3% were investments for which fair value is measured using the net asset value per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2020 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features which are recorded on the Consolidated Balance Sheets as Convertible Securities. Accordingly, both the reported and fair values of the Company’s investments in Convertible Securities accounted for under the fair value option method of accounting were $39.9 million at December 31, 2020. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2020. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income (“AOCI”) until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $7,605.9 million at December 31, 2020.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $858.5 million at December 31, 2020. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
The Company’s portfolio also includes investments in Alternative Energy Partnerships that are accounted for under the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to investors reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these funds. Attributing income and loss under the HLBV method requires the use of significant assumptions and forecasts to calculate the amounts that fund investors would receive upon a hypothetical liquidation. See Note 2 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for additional information.
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2020, would have increased by $292.3 million.
The Company regularly reviews its fixed maturity investment portfolio and holdings in Equity Securities at Modified Cost for factors that may indicate a decline in the fair value of an investment below its cost, amortized cost or modified cost basis.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Such reviews are inherently uncertain in that the value of the investment may not fully recover or may decline further in future periods. Some factors considered in evaluating whether or not a decline in fair value of an investment exist include, but are not limited to, the following:
Fixed Maturity Securities
•The financial condition, credit rating and prospects of the issuer;
•The length of time and magnitude of the unrealized loss;
•The ability of the issuer to make scheduled principal and interest payments;
•The volatility of the investment;
Equity Securities at Modified Cost
•Opinions of the Company’s external investment managers;
•The financial condition and prospects of the issuer;
•Current market conditions;
•Changes in credit ratings; and
•Changes in the regulatory environment.

Changes in these factors from their December 31, 2020 evaluation date could result in the Company determining that a decline in the fair value exists for an investment held and evaluated at December 31, 2020. Such determination would result in an impairment loss in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,982.5 million and $1,969.8 million of gross loss and LAE reserves at December 31, 2020 and 2019, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2020 and 2019 were:

DOLLARS IN MILLIONS	2020	2019
Business Segments:
Specialty Property & Casualty Insurance	$1,544.8	$1,551.0
Preferred Property & Casualty Insurance	411.6	388.5
Life & Health Insurance	4.6	3.3
Total Business Segments	1,961.0	1,942.8
Unallocated Reserves	21.5	27.0
Total Property and Casualty Insurance Reserves	$1,982.5	$1,969.8
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
The Company’s actuaries estimate reserves at least quarterly for most product lines and/or coverage levels using accident quarters or years spanning 10 or more years, depending on the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies, including, but not limited to, the following:
•Incurred Loss Development Methodology;
•Paid Loss Development Methodology;
•Bornhuetter-Ferguson Incurred Loss Methodology;
•Bornhuetter-Ferguson Paid Loss Methodology; and
•Frequency and Severity Methodology.

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
In estimating reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify, such as:
•Changes in the level of minimum case reserves, and the automatic aging of those minimum case reserves;
•Changes to claims practices, including, but not limited to, changes in the reporting and impact of large losses, timing of reported claims, changes in claims closing and re-opening patterns, adequacy of case reserves, implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;
•Changes in underwriting practices;

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

•Changes in the mix of business by state, class and policy limit within product line;
•Growth in new lines of business;
•Changes in the attachment points of the Company’s reinsurance programs;
•Medical costs, including, but not limited to, the ability to assess the extent of injuries and the impact of inflation;
•Repair costs, including, but not limited to, the impact of inflation and the availability of labor and materials;
•Changes in the judicial environment, including, but not limited to, the interpretation of policy provisions, the impact of jury awards and changes in case law; and
•Changes in state regulatory requirements.
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
The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s chief actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident quarter or year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools.
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
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that the Company’s specialty personal automobile insurance loss and LAE reserves could have varied by $84.6 million in either direction at December 31, 2020 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2020 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2020. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on January 1, 2017. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit tested.
Pension Benefit Obligations
The process of estimating the Company’s pension benefit obligations and pension benefit costs is inherently uncertain and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of the Company’s pension benefit obligations and pension costs are:
•Estimated mortality of the participants and beneficiaries eligible for benefits;
•Estimated expected long-term rates of returns on investments; and
•Estimated rate used to discount the expected benefit payment to a present value.
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2020. Such changes in estimates may be material.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2020. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. For all recently issued accounting pronouncements with effective dates after December 31, 2020, the Company does not expect adoption to have a material impact on its financial statements, with the possible exception of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information About Market Risk
The Company’s consolidated balance sheets include three types of financial instruments subject to the material market risk disclosures required by the SEC:

1.Investments in Fixed Maturities;
2.Investments in Equity Securities at Fair Value; and
3.Debt.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2020 and 2019 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2020 and 2019. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2020 and 2019. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2020 and 2019, with all other variables held constant. The Company’s investments in Equity Securities at Fair Value were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.73 and 0.99 at December 31, 2020 and 2019, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The Equity Securities a Fair Value portfolio’s weighted-average beta was calculated using each security’s assumed forward looking betas based on underlying investment characteristics weighted by the fair value of such securities as of December 31, 2020. The Equity Securities at Fair Value portfolio’s weighted-average beta was calculated using each security’s beta for the five-year

QUANTITATIVE INFORMATION ABOUT MARKET RISK (Continued)
periods ended December 31, 2019, and weighted on the fair value of such securities at December 31, 2019, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2019.

The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2020 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$7,605.9	$(576.0)	$—	$(576.0)
Investments in Equity Securities	858.5	(2.5)	(173.4)	(175.9)
LIABILITIES
Debt	$1,247.8	$41.2	$—	$41.2
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2019 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,922.1	$(489.1)	$—	$(489.1)
Investments in Equity Securities	907.3	(40.2)	(175.1)	(215.3)
LIABILITIES
Debt	$820.2	$29.2	$—	$29.2
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

Item 8.    Financial Statements and Supplementary Data
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2020	2019	2018
Revenues:
Earned Premiums	$4,672.2	$4,472.4	$3,384.4
Net Investment Income	348.2	364.3	340.9
Other Income	94.6	35.5	42.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	72.1	138.9	(64.3)
Net Realized Gains on Sales of Investments	38.1	41.9	26.4
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(19.5)	(13.7)	(4.5)
Portion of Gains (Losses) Recognized in Other Comprehensive Income	—	(0.1)	—
Impairment Losses	(19.5)	(13.8)	(4.5)
Total Revenues	5,205.7	5,039.2	3,725.1
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	3,323.6	3,188.3	2,466.5
Insurance Expenses	1,100.5	1,019.7	900.5
Loss from Early Extinguishment of Debt	—	5.8	—
Interest and Other Expenses	271.5	163.8	159.0
Total Expenses	4,695.6	4,377.6	3,526.0
Income from Continuing Operations before Income Taxes	510.1	661.6	199.1
Income Tax Expense	(100.2)	(130.5)	(10.7)
Income from Continuing Operations	409.9	531.1	188.4
Income from Discontinued Operations	—	—	1.7
Net Income	$409.9	$531.1	$190.1
Income from Continuing Operations Per Unrestricted Share:
Basic	$6.24	$8.04	$3.22
Diluted	$6.14	$7.96	$3.19
Net Income Per Unrestricted Share:
Basic	$6.24	$8.04	$3.25
Diluted	$6.14	$7.96	$3.22
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2020	2019	2018
Net Income	$409.9	$531.1	$190.1

Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Income	369.9	405.3	(236.1)
Credit Losses Recognized in Consolidated Statements of Income	(2.6)	—	—
Foreign Currency Translation Adjustments	—	—	0.3
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	70.2	(7.8)	(6.9)
Gain (Loss) on Cash Flow Hedges	0.4	0.4	1.2
Other Comprehensive Income (Loss) Before Income Taxes	437.9	397.9	(241.5)
Other Comprehensive Income Tax Benefit (Expense)	(93.5)	(83.6)	50.7
Other Comprehensive Income (Loss)	344.4	314.3	(190.8)
Total Comprehensive Income (Loss)	$754.3	$845.4	$(0.7)
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2020	2019
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2020 - $6,692.7; 2019 - $6,372.7; Allowance for Credit Losses: 2020 - $3.3)	$7,605.9	$6,922.1
Equity Securities at Fair Value (Cost: 2020 - $684.1; 2019 - $818.8)	858.5	907.3
Equity Securities at Modified Cost	40.1	41.9
Equity Method Limited Liability Investments	225.3	220.4
Convertible Securities at Fair Value	39.9	37.3
Short-term Investments at Cost which Approximates Fair Value	875.4	470.9
Other Investments	779.0	661.5
Total Investments	10,424.1	9,261.4
Cash	206.1	136.8
Receivables from Policyholders (Allowance for Credit Losses: 2020 - $20.9; 2019 - $22.3)	1,194.5	1,117.1
Other Receivables	222.4	219.7
Deferred Policy Acquisition Costs	589.3	537.7
Goodwill	1,114.0	1,114.0
Current Income Tax Assets	15.6	44.7
Other Assets	575.9	557.7
Total Assets	$14,341.9	$12,989.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,527.5	$3,502.0
Property and Casualty	1,982.5	1,969.8
Total Insurance Reserves	5,510.0	5,471.8
Unearned Premiums	1,615.1	1,545.5
Policyholder Obligations	467.0	309.8
Deferred Income Tax Liabilities	285.7	178.2
Accrued Expenses and Other Liabilities	727.9	733.1
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2020 - $1,247.8; 2019 - $820.2)	1,172.8	778.4
Total Liabilities	9,778.5	9,016.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100,000,000 Shares Authorized; 65,436,207 Shares Issued and Outstanding at December 31, 2020 and 66,665,888 Shares Issued and Outstanding at December 31, 2019	6.5	6.7
Paid-in Capital	1,805.2	1,819.2
Retained Earnings	2,071.2	1,810.3
Accumulated Other Comprehensive Income	680.5	336.1
Total Shareholders’ Equity	4,563.4	3,972.3
Total Liabilities and Shareholders’ Equity	$14,341.9	$12,989.1
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$409.9	$531.1	$190.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gains) Losses	(38.1)	(41.9)	(26.4)
Impairment Losses	19.5	13.8	4.5
Depreciation and Amortization of Property, Equipment and Software	36.2	32.8	15.6
Amortization of Intangibles Assets Acquired	18.8	29.7	156.3
Settlement Costs Related to Defined Benefit Pension Plan	64.1	—	—
Contribution to Defined Benefit Pension Plan	—	(55.3)	(5.1)
Loss from Early Extinguishment of Debt	—	5.8	—
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(4.0)	10.9	2.9
Decrease (Increase) in Value of Equity and Convertible Securities at Fair Value	(72.1)	(138.9)	64.3
Changes in:
Receivables from Policyholders	(77.4)	(110.1)	(57.6)
Reinsurance Recoverables	16.8	35.6	(46.7)
Deferred Policy Acquisition Costs	(52.3)	(66.9)	(104.6)
Insurance Reserves	38.3	102.3	183.2
Unearned Premiums	69.6	121.2	54.7
Income Taxes	46.5	58.8	13.1
Other Assets and Liabilities	(27.8)	5.4	94.9
Net Cash Provided by Operating Activities	448.0	534.3	539.2
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	972.4	1,229.1	2,643.3
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	434.4	217.3	351.9
Real Estate Investments	5.4	—	—
Mortgage Loans	25.5	17.2	—
Other Investments	45.2	29.5	14.1
Purchases of Investments:
Fixed Maturities	(1,293.3)	(1,284.9)	(2,413.2)
Equity Securities	(319.1)	(307.0)	(478.5)
Real Estate Investments	(0.5)	(1.4)	(1.5)
Corporate-owned Life Insurance	(100.0)	(150.0)	—
Mortgage Loans	(52.7)	(44.5)	—
Other Investments	(43.5)	(73.8)	(45.1)
Net Sales (Purchases) of Short-term Investments	(390.8)	(176.0)	52.7
Acquisition of Business, Net of Cash Acquired	—	—	(560.6)
Acquisition of Software and Long-lived Assets	(53.4)	(84.0)	(65.3)
Other	13.4	(4.9)	4.6
Net Cash Provided by (Used in) Investing Activities	(757.0)	(633.4)	(497.6)
Cash Flows from Financing Activities:
Net Proceeds from Issuance of Long-term Debt	395.6	49.9	249.4
Repayment of Long-term Debt	—	(185.0)	(215.0)
Proceeds from Policyholder Obligations	467.0	615.8	11.4
Repayment of Policyholder Obligations	(304.8)	(383.6)	(2.5)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	—	127.5	—
Proceeds from Shares Issued under Employee Stock Purchase Plan	4.4	1.6	—
Common Stock Repurchases	(110.4)	—	—
Dividends and Dividend Equivalents Paid	(78.9)	(67.8)	(56.4)
Other	5.4	2.4	0.9
Net Cash Provided by (Used in) Financing Activities	378.3	160.8	(12.2)
Increase in Cash	69.3	61.7	29.4
Cash, Beginning of Year	136.8	75.1	45.7
Cash, End of Period	$206.1	$136.8	$75.1
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Years Ended December 31, 2020, 2019 and 2018
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2017	51.5	$5.1	$673.1	$1,243.0	$194.4	$2,115.6
Cumulative Effect of Adoption of New Accounting Standard	—	—	—	(18.2)	18.2	—
BALANCE, JANUARY 1, 2018 As Adjusted	51.5	5.1	673.1	1,224.8	212.6	$2,115.6
Net Income	—	—	—	190.1	—	190.1
Other Comprehensive Income (Loss), Net of Taxes (Note 13)	—	—	—	—	(190.8)	(190.8)
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(56.4)	—	(56.4)
Issuances of Common Stock (Note 3)	13.1	1.4	977.2	—	—	978.6
Equity-based Compensation Cost (Note 11)	—	—	18.6	—	—	18.6
Equity-based Awards, Net of Shares Exchanged (Note 11)	0.1	—	(2.6)	(3.0)	—	(5.6)
BALANCE, DECEMBER 31, 2018	64.7	6.5	1,666.3	1,355.5	21.8	3,050.1
Net Income	—	—	—	531.1	—	531.1
Other Comprehensive Income (Loss), Net of Taxes (Note 13)	—	—	—	—	314.3	314.3
Cash Dividends and Dividend Equivalents to Shareholders ($1.03 per share)	—	—	—	(68.4)	—	(68.4)
Issuances of Common Stock (Note 3)	1.6	0.2	127.0	—	—	127.2
Shares Issued Under Employee Stock Purchase Plan (Note 10)	—	—	1.9	—	—	1.9
Equity-based Compensation Cost (Note 11)	—	—	25.3	—	—	25.3
Equity-based Awards, Net of Shares Exchanged (Note 11)	0.4	—	(1.3)	(7.9)	—	(9.2)
BALANCE, DECEMBER 31, 2019	66.7	6.7	1,819.2	1,810.3	336.1	3,972.3
Net Income	—	—	—	409.9	—	409.9
Other Comprehensive Income (Loss), Net of Taxes (Note 13)	—	—	—	—	344.4	344.4
Cash Dividends and Dividend Equivalents to Shareholders ($1.20 per share)	—	—	—	(79.4)	—	(79.4)
Repurchase of Common Stock (Note 10)	(1.6)	(0.2)	(44.2)	(66.0)	—	(110.4)
Shares Issued Under Employee Stock Purchase Plan (Note 10)	—	—	4.4	—	—	4.4
Equity-based Compensation Cost (Note 11)	—	—	24.9	—	—	24.9
Equity-based Awards, Net of Shares Exchanged (Note 11)	0.3	—	0.9	(3.6)	—	(2.7)
BALANCE, DECEMBER 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES
The Consolidated Financial Statements included the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty and life and health subsidiaries (collectively referred to herein as the “Company”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated.
Periodically, Kemper may acquire an additional company which then becomes one of the various subsidiaries of Kemper. When an acquisition occurs, Kemper will include the results of the acquired company in the consolidated financial results from the date of its acquisition and forward.
Certain prior year amounts for company-owned life insurance (“COLI”) have been reclassified from Other Assets to Other Investments to conform to the current presentation.
Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Many of these estimates and assumptions are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ materially from those estimates and assumptions.
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
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting whereby changes in net asset values are recorded in Net Investment Income in the Consolidated Statements of Income. Certain partnerships for which results are not available on a timely basis are reported on a lag.
Investments in Alternative Energy Partnerships are measured using the Hypothetical Liquidation at Book Value (“HLBV”) method of equity method accounting whereby changes in the estimated amount the Company would receive upon the liquidation and distribution of the equity investment’s net assets, are recorded in Net Investment Income. Tax credits allocated from investments in Alternative Energy Partnerships are recognized using the flow-through method, where credits are recorded as a reduction to income tax expense in the period earned. Differences in the basis calculated under tax law and U.S. GAAP are recognized using the income statement approach, where basis differences are recorded to Income Tax Expense immediately, rather than deferred as adjustments to the carrying value of the asset. Certain partnerships for which results are not available on a timely basis are reported on a lag.
Short-term Investments include certificates of deposit and other fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and overnight interest-bearing accounts. Short-term Investments are reported at cost, which approximates fair value.
Other Investments primarily include COLI, loans to policyholders, real estate and mortgage loans. COLI is reported at cash surrender value with changes due to cost of insurance and investment experience reported in Net Investment Income in the Consolidated Statements of Income. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Real estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment loss on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows as well as the fair value, or, in the case of a property classified as held for sale, when the carrying value exceeds the fair value, net of costs to sell. Mortgage loans are carried at amortized cost, net of a reserve for expected credit losses.
The following accounting policy has been updated effective January 1, 2020 to reflect the Company's adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as described above.
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

For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company will not be required to sell before an anticipated recovery of value, the Company will evaluate whether a decline in fair value below the amortized cost basis has occurred from a credit loss or other factors (non-credit related). Considerations in

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

the credit loss assessment include (1) extent to which the fair value has been less than amortized cost, (2) conditions related to the security, an industry, or a geographic area, (3) payment structure of the investment and the likelihood of the issuer's ability to make contractual cash flows, (4) defaults or other collectability concerns related to the issuer, (5) changes in the ratings assigned by a rating agency and (6) other credit enhancements that affect the investment’s expected performance.

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

Fair Value Measurements
The Company uses a hierarchical framework which prioritizes and ranks the market observability of inputs used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:
•Level 1 — Quoted prices in an active market for identical assets or liabilities;
•Level 2 — Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
•Level 3 — Significant unobservable inputs for the asset or liability being measured.
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
Policyholder Obligations
Policyholder Obligations include Federal Home Loan Bank (“FHLB”) funding agreements used for spread lending purposes and universal life-type policyholder contracts and are stated at account balances.
The following accounting policy has been updated effective January 1, 2020 to reflect the Company's adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as described below.
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
Management estimates the allowance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience on the receivables from policyholders provide the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current environmental conditions, primarily unemployment rates that could impact an insured’s ability to pay premiums.
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income. Reinsurance Recoverables were $50.1 million and $122.6 million at December 31, 2020 and 2019, respectively. Accrued Investment Income was $77.1 million and $78.7 million at December 31, 2020 and 2019, respectively.
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
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $20.3 million and $24.1 million at December 31, 2020 and 2019, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships was $3.4 million and $4.3 million at December 31, 2020 and 2019, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships was $57.6 million and $62.5 million at December 31, 2020 and 2019, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include drafts payable, accrued salaries and commissions, pension benefits, postretirement medical benefits, lease liability and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. The Company performs a premium deficiency analysis typically at a segment level, namely Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance, which is consistent with the manner in which the Company acquires and services policies and measures profitability. Anticipated investment income is excluded from such analysis. A premium deficiency is recognized when the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums by first reducing related deferred policy acquisition costs to an amount, but not below zero, at which the premium deficiency would not exist. If a premium deficiency remains after first reducing deferred policy acquisition costs, a premium deficiency reserve is established and reported as a liability in the Company’s financial statements.
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
Discontinued Operations
In 2008, the Company sold its Unitrin Business Insurance operations and retained certain liabilities for unpaid insured losses that occurred prior to the date of the sale. Changes in the Company’s estimate of such retained liabilities after the sale were reported in Income from Discontinued Operations in 2018. In 2020, any remaining changes in the Company’s estimate of such retained liabilities were reported in Income from Continuing Operations.
Adoption of New Accounting Guidance
Accounting Standards Adopted in 2020
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity previously had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized is limited to the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The adoption of ASU 2017-04 did not have a material effect on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments, previously addressed by ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2017-12, Targeted Improvements to Derivatives and Hedging Activities, and ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The Company adopted ASU 2017-12 in the first quarter of 2019. Accordingly, the amendments in ASU 2019-04 related to clarifications on accounting for hedging activities are effective for the Company in the first quarter of 2020. The amendments of ASU 2019-04 related to ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-13, Measurement of Credit Losses on Financial Instruments, are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The initial adoption of ASU 2019-04 did not have a material effect on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of ASU 2018-12 by one year for public business entities. ASU 2018-12 is now effective for fiscal years beginning after December 15, 2022, and interim periods within those annual periods. The amendments in ASU 2018-12 (i) require cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited pay long duration contracts to be updated at least annually with the recognition and remeasurement recorded in net income, (ii) simplify the amortization of deferred acquisition costs to be amortized on a constant level basis over the expected term of the contract, (iii) require all market risk benefits to be measured at fair value, and (iv) enhance certain presentation and disclosure requirements which include disaggregated rollforwards for liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, deferred acquisition costs, and information about significant inputs, judgements and methods used in the measurement. The Company plans to adopt using the modified retrospective transition method and is currently evaluating the impact of this guidance on its financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Further, ASU 2019-12 clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its financial statements.
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04, if elected, shall apply to contract modifications if the terms that are modified directly replace, or have the potential to replace, a reference rate with another interest rate index. If other terms are contemporaneously modified in a manner that changes, or has the potential to change, the amount or timing of contractual cash flows, the guidance in ASU 2020-04 shall apply only if those modifications are related to the replacement of a reference rate. ASU 2020-04 is effective for contract modifications made between March 12, 2020 through December 31, 2022. The adoption of the new guidance did not have an impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies that an entity should re-evaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2020. There were no adoptions of such accounting pronouncements during the year ended December 31, 2020 that had a material impact on the Company’s Consolidated Financial Statements.

NOTE 3. ACQUISITION OF BUSINESS
Acquisition of American Access Casualty Company
On November 23, 2020, Kemper announced that it entered into a definitive agreement to acquire American Access Casualty Company and its related captive insurance agency, Newins Insurance Agency Holdings, LLC, and its subsidiaries (collectively “AAC”), in a cash transaction valued at $370.0 million. The transaction is expected to close in the first quarter of 2021, subject to regulatory approval and other customary closing conditions.

AAC, headquartered in Downers Grove, Illinois, provides specialty private passenger auto insurance in Arizona, Illinois, Indiana, Nevada, and Texas. AAC wrote over $370.0 million of direct premiums in 2019 through a network of approximately 500 independent agents and over 110 captive agents.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 3. ACQUISITION OF BUSINESS (Continued)
Acquisition of Infinity Property and Casualty Corporation
On July 2, 2018, Kemper acquired 100% of the outstanding common stock of Infinity Property and Casualty Corporation (“Infinity”), pursuant to the terms of the merger agreement dated February 13, 2018, with total cash, stock and equity-based compensation consideration paid to Infinity shareholders of approximately $1.5 billion. In conjunction with closing the acquisition, Kemper issued 13.2 million shares, with an aggregate fair value of $982.5 million based on Kemper’s July 2, 2018 stock price of $74.53 per share, and paid $564.6 million in cash consideration to Infinity’s shareholders. In addition, Kemper issued 44,010 restricted stock units under Kemper’s equity-based compensation plan to replace Infinity restricted shares that were outstanding immediately prior to the closing. The aggregate fair value of such Kemper restricted stock units granted was $3.3 million at July 2, 2018, of which $1.6 million is attributed to service provided prior to the closing and included in consideration paid. The remaining amount of $1.7 million is attributed to future service and will be recognized in compensation expense primarily over a period of two years. The cash consideration was funded by cash on hand as of July 2, 2018, inclusive of $250.0 million in borrowings under the Company’s delayed draw term loan facility and $110.0 million of Kemper subsidiary borrowings from the FHLB of Dallas and FHLB of Chicago. On July 13, 2018, Kemper subsidiaries repaid in full the $110.0 million of FHLB borrowings, plus accrued interest. On December 28, 2018, Kemper repaid $215.0 million of the delayed draw term loan facility. See Note 8, “Debt,” to the Consolidated Financial Statements for additional information. Infinity is a national provider of auto insurance focused on serving the specialty automobile market.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 4. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2020 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$536.5	$48.9	$(0.1)	$—	$585.3
States and Political Subdivisions	1,404.3	185.4	(0.2)	—	1,589.5
Foreign Governments	6.6	—	(1.1)	(0.3)	5.2
Corporate Securities:
Bonds and Notes	3,749.5	689.5	(10.6)	(3.0)	4,425.4
Redeemable Preferred Stocks	7.0	0.5	—	—	7.5
Collateralized Loan Obligations	785.1	2.3	(19.7)	—	767.7
Other Mortgage- and Asset-backed	203.7	21.6	—	—	225.3
Investments in Fixed Maturities	$6,692.7	$948.2	$(31.7)	$(3.3)	$7,605.9
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2019 were:

	Amortized Cost	Gross Unrealized		Fair Value
DOLLARS IN MILLIONS		Gains	Losses
U.S. Government and Government Agencies and Authorities	$784.7	$32.5	$(1.3)	$815.9
States and Political Subdivisions	1,386.4	130.5	(1.1)	1,515.8
Foreign Governments	17.2	1.2	(1.6)	16.8
Corporate Securities:
Bonds and Notes	3,465.0	401.8	(7.1)	3,859.7
Redeemable Preferred Stocks	6.8	—	(0.1)	6.7
Collateralized Loan Obligations	624.6	2.1	(8.5)	618.2
Other Mortgage- and Asset-backed	88.0	2.1	(1.1)	89.0
Investments in Fixed Maturities	$6,372.7	$570.2	$(20.8)	$6,922.1
Other Receivables included $5.1 million and $1.0 million of unsettled sales of Investments in Fixed Maturities at December 31, 2020 and December 31, 2019, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $4.3 million and $19.5 million at December 31, 2020 and 2019, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2020 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$98.6	$101.3
Due after One Year to Five Years	1,107.3	1,182.9
Due after Five Years to Ten Years	1,525.1	1,720.0
Due after Ten Years	2,567.8	3,177.7
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,393.9	1,424.0
Investments in Fixed Maturities	$6,692.7	$7,605.9
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 4. INVESTMENTS (Continued)
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2020 consisted of securities issued by the Government National Mortgage Association with a fair value of $413.8 million, securities issued by the Federal National Mortgage Association with a fair value of $5.2 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $12.0 million and securities of other non-governmental issuers with a fair value of $993.0 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2020 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$10.5	$(0.1)	$—	$—	$10.5	$(0.1)
States and Political Subdivisions	23.3	(0.2)	—	—	23.3	(0.2)
Foreign Governments	0.5	(0.1)	2.6	(1.0)	3.1	(1.1)
Corporate Securities:
Bonds and Notes	132.9	(7.5)	46.1	(3.1)	179.0	(10.6)
Collateralized Loan Obligations	145.2	(3.8)	371.4	(15.9)	516.6	(19.7)
Other Mortgage- and Asset-backed	6.3	—	—	—	6.3	—
Total Fixed Maturities	$318.7	$(11.7)	$420.1	$(20.0)	$738.8	$(31.7)
At December 31, 2020, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at December 31, 2020. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cash flows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Investment-grade fixed maturity investments comprised $8.0 million and below-investment-grade fixed maturity investments comprised $23.7 million of the unrealized losses on investments in fixed maturities at December 31, 2020. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 11% of the amortized cost basis of the investment.
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
Fixed Maturities - Impairment Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the year ended December 31, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Allowance for Credit Losses at Beginning of the Year	$—	$—	$—
Impact of Adopting ASU 2016-13	—	—	—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	1.2	5.9	7.1
Reduction Due to Sales	(0.7)	(1.3)	(2.0)
Net Increase (Decrease) in Allowance on Previously Impaired Securities	(0.2)	(0.2)	(0.4)
Write-offs Charged Against Allowance	—	(1.4)	(1.4)
Allowance for Credit Losses at End of Period	$0.3	$3.0	$3.3
Equity Securities
Equity Securities at Fair Value
Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Consolidated Balance Sheets with changes in fair value recorded as Income from Change in Fair Value of Equity and Convertible Securities in the Consolidated Statements of Income. Net unrealized gains arising during the year-ended December 31, 2020 and recognized in earnings, related to such investments still held as of December 31, 2020 were $136.6 million.
Equity Securities at Modified Cost
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company recognized a decrease of $0.5 million in the carrying value due to observable transactions for the year ended December 31, 2020. The Company recognized an impairment of $2.9 million on Equity Securities at Modified Cost for the year ended December 31, 2020 as a result of the Company’s qualitative impairment analysis. The Company has recognized no cumulative increases in the carrying value due to

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 4. INVESTMENTS (Continued)
observable transactions, no cumulative decreases in the carrying value due to observable transactions and $5.8 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2020.
Equity Method Limited Liability Investments
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The HLBV equity method of accounting is used for the Company’s investments in Alternative Energy Partnerships. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity.

In 2020 and 2019, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments for all periods presented in the Consolidated Financial Statements. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $3,554.5 million, $2,368.1 million and $2,805.3 million, as of December 31, 2020, 2019 and 2018, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $1,602.5 million, $817.2 million and $1,030.7 million, as of December 31, 2020, 2019 and 2018, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $74.9 million, $78.0 million and $130.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2020 is limited to the total carrying value of $225.3 million. In addition, the Company had outstanding commitments totaling approximately $172.8 million to fund Equity Method Limited Liability Investments at December 31, 2020. At December 31, 2020, 4.4% of Equity Method Limited Liability Investments were reported without a reporting lag. 8.0% of the total carrying value were reported with a one month lag and the remainder were reported with more than a one month lag.

Other Investments
The carrying values of the Company’s Other Investments at December 31, 2020 and 2019 were:

DOLLARS IN MILLIONS	2020	2019
Company-owned Life Insurance	$327.4	$217.0
Loans to Policyholders at Unpaid Principal	297.9	305.6
Real Estate at Depreciated Cost	98.7	111.4
Mortgage Loans and Other	55.0	27.5
Total	$779.0	$661.5
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2020 and 2019 were:

DOLLARS IN MILLIONS	2020	2019
Specialty Property & Casualty Insurance	$845.0	$845.0
Preferred Property & Casualty Insurance	49.6	49.6
Life & Health Insurance	219.4	219.4
Total	$1,114.0	$1,114.0
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2020. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on January 1, 2017. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit tested.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 5. GOODWILL AND INTANGIBLE ASSETS (Continued)
The Gross carrying amount and accumulated amortization of Definite and Indefinite life intangible assets at December 31, 2020 and 2019 were:

	2020			2019
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Definite Life Intangibles
Value of Business Acquired	$194.5	$174.2	$20.3	$194.5	$170.4	$24.1
Customer Relationships	39.0	35.6	3.4	39.0	34.7	4.3
Agent Relationships	74.4	16.8	57.6	74.4	11.9	62.5
Internal-Use Software	299.6	108.6	191.0	261.6	71.9	189.7
Total Definite Life Intangible Assets	607.5	335.2	272.3	569.5	288.9	280.6
Indefinite Life Intangible Assets
Trade Names	5.2	—	5.2	5.2	—	5.2
Insurance Licenses	42.6	—	42.6	42.6	—	42.6
Total Indefinite Life Intangible Assets	47.8	—	47.8	47.8	—	47.8

Total Intangible Assets	$655.3	$335.2	$320.1	$617.3	$288.9	$328.4
The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheets. Definite life intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite life intangible assets are not amortized, but rather tested annually for impairment. In 2020 and 2019, the Company recognized amortization expense on definite life intangible assets of $42.3 million and $37.8 million, respectively.
The amount of amortization expense expected to be recorded in the next five years for definite life intangible assets is as follows:

DOLLARS IN MILLIONS	2021	2022	2023	2024	2025
Definite Life Intangible Assets:
Value of Business Acquired	$3.4	$1.9	$1.9	$1.8	$1.8
Customer Relationships	0.7	0.6	0.5	0.4	0.4
Agent Relationships	5.0	5.0	5.0	5.0	5.0
Internal-Use Software	24.8	25.6	22.8	19.4	15.4
Total	$33.9	$33.1	$30.2	$26.6	$22.6
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
The determination of individual case reserves differs by line of business. For personal automobile insurance and commercial automobile insurance, case reserves are set primarily using statistical reserves that are based on studies of historical average paid amounts by state, coverage and product. However, when such reserves exceed certain thresholds they are set manually by adjusters. For preferred homeowners insurance and other personal insurance, case reserves are set by adjusters and are based on the adjusters’ estimates of the amount for which the claims will ultimately be paid.
The Company’s actuaries estimate ultimate losses and LAE and, therefore, reserves at least quarterly for most product lines and/or coverage levels using accident quarters or years spanning 10 or more years, depending on the size of the product line

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies to estimate the ultimate losses and LAE for the current accident quarter or year and re-estimate the ultimate losses and LAE for previous accident quarters or years to determine if changes in the previous estimates of the ultimate losses and LAE are indicated by the most recent data.
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
The Company’s actuaries’ quarterly or yearly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses and LAE. Paid amounts are then subtracted from the ultimates to compute the reserves for property and casualty insurance losses and LAE. These results are reviewed by the Company’s chief actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company has limited access to the underlying data and, accordingly, relies on calculations provided by such pools. The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material.
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2020, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2016 through 2019 is presented as supplementary information and is unaudited.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE REPORTED CLAIMS						As of December 31, 2020
	Cumulative Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$969.4	$1,021.6	$1,027.2	$1,026.0	$1,022.7	$4.7	417,219
2017		997.7	999.9	1,004.5	999.1	13.7	397,059
2018			1,128.1	1,119.1	1,120.0	33.9	447,610
2019				1,270.7	1,306.9	91.4	485,455
2020					1,219.3	368.6	399,216
Total					$5,668.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020
2016	$459.7	$831.1	$943.4	$987.7	$1,008.3
2017		441.9	808.6	926.7	967.7
2018			467.5	903.8	1,039.3
2019				497.2	1,052.5
2020					491.6
Total					4,559.4
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2016, Net of Reinsurance					3.9
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,112.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE REPORTED CLAIMS						As of December 31, 2020
	Cumulative Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$462.2	$456.9	$456.9	$457.0	$457.4	$(0.1)	246,239
2017		475.6	465.6	465.1	465.6	0.1	251,935
2018			504.9	496.9	496.4	(0.4)	270,000
2019				574.7	581.0	(10.7)	286,954
2020					600.2	52.0	252,237
Total					2,600.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020
2016	$436.4	$460.2	$458.0	$457.5	$457.5
2017		443.0	468.7	466.0	465.9
2018			463.6	501.5	497.4
2019				525.8	585.7
2020					542.2
Total					2,548.7
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2016, Net of Reinsurance					1.6
Loss and Allocated LAE Reserves, Net of Reinsurance					$53.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE REPORTED CLAIMS						As of December 31, 2020
	Cumulative Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$120.5	$112.4	$115.6	$117.7	$115.6	$1.1	20,427
2017		120.5	120.0	118.3	114.3	2.9	19,951
2018			123.2	116.5	113.0	12.6	20,146
2019				128.4	126.1	19.4	19,404
2020					140.5	60.5	16,457
Total					$609.5

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020
2016	$36.2	$71.6	$89.7	$102.3	$109.7
2017		36.3	72.3	90.7	101.7
2018			36.8	68.8	88.1
2019				32.4	75.7
2020					37.0
Total					412.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2016, Net of Reinsurance					11.8
Loss and Allocated LAE Reserves, Net of Reinsurance					$209.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE REPORTED CLAIMS						As of December 31, 2020
	Cumulative Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$24.2	$24.2	$24.1	$24.2	$24.2	$—	10,561
2017		24.2	23.5	23.5	23.4	0.1	9,792
2018			23.6	23.5	23.6	0.1	9,567
2019				26.0	27.1	(0.3)	9,290
2020					31.9	4.6	10,936
Total					$130.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020
2016	$22.4	$24.2	$24.1	$24.2	$24.2
2017		22.2	23.5	23.4	23.4
2018			21.7	23.6	23.6
2019				23.0	26.9
2020					26.2
Total					124.3
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2016, Net of Reinsurance					0.4
Loss and Allocated LAE Reserves, Net of Reinsurance					$6.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE REPORTED CLAIMS						As of December 31, 2020
	Cumulative Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$162.1	$174.5	$179.1	$176.8	$177.2	$1.6	36,766
2017		164.4	157.8	155.8	158.2	1.9	33,731
2018			157.6	156.3	161.7	6.1	32,246
2019				172.2	195.5	20.0	35,891
2020					148.9	45.8	23,543
Total					$841.5

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020
2016	$61.2	$114.6	$145.6	$161.1	$169.3
2017		59.2	108.9	134.1	143.2
2018			55.5	107.6	132.7
2019				62.7	127.9
2020					44.4
Total					617.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2016, Net of Reinsurance					8.6
Loss and Allocated LAE Reserves, Net of Reinsurance					$232.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE REPORTED CLAIMS						As of December 31, 2020
	Cumulative Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$106.6	$106.6	$106.3	$106.2	$106.2	$—	65,191
2017		109.2	105.8	105.2	105.1	—	62,385
2018			113.9	111.0	110.4	(0.1)	60,707
2019				126.4	125.8	(0.7)	63,776
2020					96.1	(0.7)	43,539
Total					$543.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020
2016	$105.2	$106.9	$106.3	$106.3	$106.2
2017		104.4	106.1	105.2	105.1
2018			107.2	111.4	110.4
2019				120.7	126.5
2020					90.9
Total					539.1
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2016, Net of Reinsurance					(0.1)
Loss and Allocated LAE Reserves, Net of Reinsurance					$4.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE REPORTED CLAIMS						As of December 31, 2020
	Cumulative Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$200.3	$201.7	$204.2	$202.2	$201.1	$0.3	20,019
2017		261.2	259.5	245.2	243.8	0.6	20,796
2018			185.9	183.0	183.6	3.0	17,104
2019				162.9	161.8	4.1	15,311
2020					157.0	17.5	12,529
Total					$947.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020
2016	$141.2	$190.1	$195.8	$198.9	$199.5
2017		165.8	242.5	235.7	239.5
2018			127.4	180.2	180.0
2019				111.1	150.4
2020					94.6
Total					864.0
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2016, Net of Reinsurance					5.1
Loss and Allocated LAE Reserves, Net of Reinsurance					$88.4
The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2020 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheet at December 31, 2020.

DOLLARS IN MILLIONS	2020
Property and Casualty Insurance Reserves, Net of Reinsurance:
Specialty Personal Automobile Insurance—Liability	$1,112.5
Specialty Personal Automobile Insurance—Physical Damage	53.5
Commercial Automobile Insurance—Liability	209.1
Commercial Automobile Insurance—Physical Damage	6.3
Preferred Personal Automobile Insurance—Liability	232.6
Preferred Personal Automobile Insurance—Physical Damage	4.4
Homeowners Insurance	88.4
Other	49.9
Total	$1,756.7
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Specialty Personal Automobile Insurance—Liability	$9.3
Commercial Automobile Insurance—Liability	5.8
Preferred Personal Automobile Insurance—Liability	23.2
Homeowners Insurance	7.6
Other	4.2
Total	50.1
Unallocated LAE	175.7
Property and Casualty Insurance Reserves, Gross of Reinsurance	$1,982.5
The following is supplementary information about average historical claims duration as of December 31, 2020.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Specialty Personal Automobile Insurance—Liability	41.9%	80.9%	92.6%	96.7%	98.6%
Specialty Personal Automobile Insurance—Physical Damage	93.0%	100.8%	100.1%	100.0%	100.0%
Commercial Automobile Insurance—Liability	29.5%	61.5%	78.3%	88.7%	94.9%
Commercial Automobile Insurance—Physical Damage	89.3%	99.9%	99.9%	100.0%	100.0%
Preferred Personal Automobile Insurance—Liability	33.6%	66.4%	83.0%	90.7%	95.5%
Preferred Personal Automobile Insurance—Physical Damage	97.2%	100.8%	100.1%	100.0%	100.0%
Homeowners Insurance	67.3%	96.3%	97.4%	98.6%	99.2%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2020, 2019 and 2018 was:

DOLLARS IN MILLIONS	2020	2019	2018
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,969.8	$1,874.9	$1,016.8
Less Reinsurance Recoverables at Beginning of Year	65.6	101.9	53.1
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	1,904.2	1,773.0	963.7
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	3.6	695.1
Incurred Losses and LAE related to:
Current Year	2,873.6	2,879.5	2,093.4
Prior Years	36.4	(71.1)	(7.4)
Total Incurred Losses and LAE	2,910.0	2,808.4	2,086.0
Paid Losses and LAE related to:
Current Year:	1,679.1	1,682.1	1,300.8
Prior Years	1,202.7	998.7	671.0
Total Paid Losses and LAE	2,881.8	2,680.8	1,971.8
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	1,932.4	1,904.2	1,773.0
Plus Reinsurance Recoverables at End of Year	50.1	65.6	101.9
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$1,982.5	$1,969.8	$1,874.9
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
In 2020, the Company increased its property and casualty insurance reserves by $36.4 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $28.2 million due primarily to the emergence of less favorable loss patterns than expected for both liability and physical damage insurance. Specialty Commercial Automobile insurance loss and LAE reserves included favorable development of $12.9 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance. Preferred Personal Automobile insurance loss and LAE reserves developed adversely by $26.7 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Homeowners insurance loss and LAE reserves developed favorably by $2.1 million due primarily to the emergence of more favorable loss patterns than expected. Other personal lines loss and LAE reserves developed favorably by $3.5 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
In 2018, the Company increased its property and casualty insurance reserves by $7.4 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $5.5 million due primarily to the emergence of loss patterns that were worse than expected for both physical damage and liability insurance for the 2017 accident year, partially offset by the emergence of loss patterns that were better than expected for 2016 and prior accident years. Commercial lines insurance loss and LAE reserves developed favorably by $6.1 million. Preferred Personal automobile insurance loss and LAE reserves developed favorable by $5.8 million due primarily to the emergence of loss patterns that were better than expected for both physical damage and liability insurance for the 2017 accident year and, to a lesser extent, for liability insurance for the 2015 and prior accident years, partially offset by the emergence of loss patterns that was worse than expected for the 2016 accident year. Homeowners insurance loss and LAE reserves developed adversely by $3.2 million due primarily to the emergence of non-catastrophe loss patterns that were worse than expected for the 2016 accident year. Other personal lines loss and LAE reserves developed favorably by $4.3 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance recoverables on property and casualty insurance reserves were $50.1 million and $65.6 million at December 31, 2020 and 2019, respectively. These recoverables are concentrated with several reinsurers, the majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2020 and 2019, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the year ended December 31, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,117.1	$22.3
Provision for Expected Credit Losses		45.5
Write-offs of Uncollectible Receivables from Policyholders		(46.9)
Balance at End of Period	$1,194.5	$20.9
NOTE 7. POLICYHOLDER OBLIGATIONS
Policyholder Obligations at December 31, 2020 and 2019 were as follows:

DOLLARS IN MILLIONS	Dec 31, 2020	Dec 31, 2019
FHLB Funding Agreements	$407.8	$243.4
Other	59.2	66.4
Total	$467.0	$309.8
Kemper’s subsidiary, United Insurance has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. United Insurance received advances of $466.4 million from the FHLB of Chicago and made repayments of $302.0 million under the spread lending program in 2020. United Insurance received advances of $614.5 million and made repayments of $381.1 million under the spread lending program in 2019.
When a funding agreement is issued, United Insurance is then required to post collateral in the form of eligible securities including mortgage-backed, government, and agency debt instruments for each of the advances that are entered. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. POLICYHOLDER OBLIGATIONS (Continued)
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at December 31, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	Dec 31, 2020	Dec 31, 2019
Liability under Funding Agreements	$407.8	$243.4
Fair Value of Collateral Pledged	530.5	287.8
FHLB of Chicago Common Stock Owned at Cost	11.8	4.9
NOTE 8. DEBT
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $0.9 million of remaining unamortized costs under the credit agreement, is being amortized over the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either December 31, 2020 or December 31, 2019.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at December 31, 2020 and 2019 was:

DOLLARS IN MILLIONS	2020	2019
Term Loan due July 5, 2023	$49.9	$49.9
5.000% Senior Notes due September 19, 2022	278.3	279.9
4.350% Senior Notes due February 15, 2025	448.8	448.6
2.400% Senior Notes due September 30, 2030	395.8	—
Total Long-term Debt Outstanding	$1,172.8	$778.4
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
5.000% Senior Notes Due 2022
Infinity’s liabilities at the acquisition date included $275.0 million principal amount, 5.000% Senior Notes due September 19, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. DEBT (Continued)
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of December 31, 2020. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2018. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
2.400% Senior Notes Due 2030
On September 22, 2020, Kemper offered and sold $400.0 million aggregate principal of 2.400% senior notes due September 30, 2030 (the “2030 Senior Notes”). The net proceeds of issuance were $395.6 million, net of discount and transaction costs for an effective yield of 2.52%. The 2030 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper is using the net proceeds from the issuance for general corporate purposes.
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
Short-term Debt
On August 14, 2020, Kemper’s subsidiary, Alliance, received approval for membership with the FHLB of San Francisco. Under its membership, Alliance may borrow from the FHLB of San Francisco through its advance program.
Kemper’s subsidiaries, United Insurance, Trinity and Alliance are members of the FHLBs of Chicago, Dallas and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread leading purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at December 31, 2020 or December 31, 2019. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread leading program, see Note 7, “Policyholder Obligations,” to the Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $36.0 million, $42.5 million and $43.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest paid, including facility fees, was $34.6 million, $44.0 million and $37.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
The following table presents operating lease ROU assets and lease liabilities.

DOLLARS IN MILLIONS	2020	2019
Operating Lease Right-of-Use Assets	$68.6	$75.6
Operating Lease Liabilities	89.6	93.2
Lease expenses are primarily included in insurance expenses in the Consolidated Statements of Income. Additional information regarding the Company’s operating leases is presented below.

DOLLARS IN MILLIONS	2020	2019
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.3	$0.7
Operating Lease Cost	20.9	20.7
Short-Term Lease Cost (1)	4.6	0.1
Total Expense	25.8	21.5
Less: Sublease Income (2)	—	0.1
Total Lease Cost	$25.8	$21.4
(1) - Leases with an initial term of twelve months of less are not recorded on the balance sheet.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Consolidated Statements of Income.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the year-ended December 31, 2020 is as follows:

DOLLARS IN MILLIONS	2020	2019
Operating Cash Flows from Operating Leases (Fixed Payments)	$15.8	$20.0
Operating Cash Flows from Operating Leases (Liability Reduction)	17.5	17.6
Financing Cash Flows from Finance Leases	0.3	0.7
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	11.0	25.9
Significant judgments and assumptions for determining lease asset and liability as December 31, 2020 and December 31, 2019 respectively are presented below.

	2020	2019
Weighted-average Remaining Lease Term - Finance Leases	0.7 years	1.7 years
Weighted-average Remaining Lease Term - Operating Leases	6.7 years	7.0 years
Weighted-average Discount Rate - Finance Leases	4.0%	4.0%
Weighted-average Discount Rate - Operating Leases	4.0%	3.9%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. LEASES (Continued)
Future minimum lease payments under finance and operating leases at December 31, 2020 were:

DOLLARS IN MILLIONS	Finance Leases	Operating Leases
2021	$0.2	$20.8
2022	—	19.5
2023	—	17.8
2024	—	13.1
2025	—	8.4
2026 and Thereafter	—	24.2
Total Future Payments	0.2	103.8
Less Discount	—	14.2
Present Value of Minimum Lease Payments	$0.2	$89.6
The total of minimum rental income to be received in the future under non-cancelable subleases was $0.3 million and $0.8 million at December 31, 2020 and 2019, respectively.
NOTE 10. SHAREHOLDERS’ EQUITY
Common Stock Issuance
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2020 and 2019. There were 65,436,207 shares and 66,665,888 shares of common stock outstanding at December 31, 2020 and 2019, respectively.
On June 7, 2019, the Company completed a public offering of its common stock and issued 1.6 million shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million. In July 2019, the Company used the net proceeds of $127.2 million from the offering, together with a portion of the proceeds from the 2023 Term Loan (see Note 8, “Debt”) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
In conjunction with the closing of the Infinity acquisition, Kemper issued 13,184,107 shares of common stock on July 2, 2018, at $74.53 per share. See Note 3, “Acquisition of Business,” to the Consolidated Financial Statements for additional information.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $243.7 million remaining under the previous authorization as of December 31, 2019. As of December 31, 2020, the remaining share repurchase authorization was $333.3 million under the repurchase program. During the year ended December 31, 2020, Kemper repurchased and retired 1.6 million shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $110.4 million and average cost per share of $68.29.
Shares purchased during 2020 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
March 1 - 31, 2020	1,488,668	$67.98	1,488,668	$142.5
April 1 - 30, 2020	128,019	$71.85	1,616,687	$133.3
Total	1,616,687	$68.29	1,616,687	$333.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. SHAREHOLDERS’ EQUITY (Continued)
Kemper did not repurchase any of its common stock in open market transactions in 2019 or 2018.
Employee Stock Purchase Plan
During the second quarter of 2019, the Company’s stockholders approved the adoption of the Kemper Employee Stock Purchase Plan (“ESPP”) and the reservation of 1.3 million shares for issuance under the ESPP.
Under the ESPP, the Company issued 60,703 shares under the plan in 2020 at an average discounted price of $61.57 per share and 24,080 shares under the plan in 2019 at an average discounted price of 66.08 per share. Compensation costs charged against income were $0.7 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.
Dividends
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $322.0 million to Kemper in 2020. In 2021, Kemper’s insurance subsidiaries would be able to pay $402.8 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $4.4 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2020.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $430.4 million and $408.0 million at December 31, 2020 and 2019, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $60.7 million, $90.4 million and $143.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $1.7 billion and $1.6 billion at December 31, 2020 and 2019, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $361.6 million, $347.6 million and $236.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $158.1 million at December 31, 2020. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $586.6 million at December 31, 2020. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2020, Kemper paid dividends of $78.9 million to its shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2020. Kemper had the ability to pay without restrictions $1.5 billion in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2020.
NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION
On May 5, 2020, Kemper’s shareholders approved the 2020 Omnibus Equity Plan (“2020 Omnibus Plan”). A maximum number of 7,000,000 shares of Kemper common stock may be issued under the 2020 Omnibus Plan (the “Share Authorization”). After the approval date of the 2020 Omnibus Plan, no new awards will be granted under the 2011 Omnibus Equity Plan (“2011 Omnibus Plan”) that had been approved by Kemper’s Shareholders on May 4, 2011, but awards previously granted under the 2011 Omnibus Plan remain outstanding in accordance with their original terms. As of December 31, 2020, there were 6,734,289 common shares available for future grants under the 2020 Omnibus Plan, of which 1,534,158 shares were reserved for future grants based on the performance results under the terms of outstanding performance share units (“PSUs”).

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The design of the 2020 Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include time-based restricted stock units (collectively “RSUs”), PSUs and deferred stock units (“DSUs”).
Outstanding equity-based compensation awards at December 31, 2020 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), RSUs, PSUs and DSUs. RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
For grants under the 2020 Omnibus Plan, and for grants under the 2011 Plan beginning in November 2017, recipients of RSUs and PSUs receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled, and do not receive voting rights until such shares are issued.

For grants under the 2011 Plan prior to November 2017, recipients of RSUs and PSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except as described below for certain equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company (“Non-employee Directors”), all outstanding awards are subject to forfeiture until certain restrictions have lapsed.

For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance units granted. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $24.9 million, $25.3 million and $18.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total unamortized compensation expense related to unvested awards at December 31, 2020 was $24.6 million, which is expected to be recognized over the next three years ending December 31, 2021, 2022 and 2023.
Human Resources and the Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the 2020 Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Tandem Awards and RSU awards granted to employees generally vest in three equal annual installments over a period of three years, with the Tandem Awards expiring ten years from the date of grant. Employee PSU awards generally vest over a period of three years, subject to performance results and other restrictions.
Under the Non-employee Director compensation program in effect for 2020, each Non-employee Director elected at the 2020 annual shareholder meeting received an annual RSU award with an aggregate grant date fair value of $130,000 (“Director RSUs”) at the conclusion of the meeting, and new Non-employee Directors who joined the Board received an initial award of Director RSUs valued at the percentage of the full grant date fair $130,000 value that represents the number of quarterly Board meetings the new director was expected to attend during the remaining portion of the then-current annual compensation period that ends on the date of the next annual shareholder meeting. The Director RSUs vest over a period of one year, enable the award holder to make an election to defer the conversion to shares of common stock in accordance with applicable deferral

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)

rules, and include the right to receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled. Each Non-employee Director elected at the 2019 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, and, each Non-employee
Director elected at the 2018 annual shareholder meeting received an annual DSU award with an aggregate grant date fair value of $110,000 at the conclusion of the meeting, under the Non-employee Director compensation program in effect for the applicable year. The DSUs granted to Non-employee Directors are fully vested on the date of grant and include the right to receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2020, 2019 and 2018 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2020, 2019 and 2018 are presented below.

	2020			2019			2018
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	29.22%	-	37.27%	28.97%	-	33.78%	27.31%	-	32.15%
Risk-free Interest Rate	0.17	-	1.46	1.35	-	2.60	2.44	-	3.00
Expected Dividend Yield	1.19	-	1.48	1.05	-	1.38	1.16	-	1.72
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6	4	-	6	4	-	6
Tandem Award activity for the year ended December 31, 2020 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	1,808,815	$56.53
Granted	375,534	75.91
Exercised	(215,700)	45.64
Forfeited or Expired	(67,692)	73.88
Outstanding at December 31, 2020	1,900,957	60.97	7.11	$30.6
Vested and Expected to Vest at December 31, 2020	1,823,133	$60.47	7.06	$30.3
Exercisable at December 31, 2020	1,045,250	$50.78	6.06	$27.4
The weighted-average grant-date fair values of Tandem Awards granted during 2020, 2019 and 2018 were $19.24, $20.99 and $15.14, respectively. Total intrinsic value of Tandem Awards exercised was $7.1 million, $7.7 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash received from exercises of Tandem Awards was $5.0 million, $2.4 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $1.5 million, $1.6 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Information pertaining to Tandem Awards outstanding at December 31, 2020 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$20.01	-	$30.00	108,562	$27.79	5.03	108,562	$27.79
30.01	-	40.00	128,727	34.65	4.42	128,727	34.65
40.01	-	50.00	354,641	42.47	5.75	354,641	42.47
50.01	-	60.00	375,420	59.88	6.89	231,918	59.87
60.01	-	70.00	77,132	66.62	7.26	40,295	66.90
70.01	-	80.00	812,286	76.34	8.44	165,104	76.28
80.01	-	90.00	44,189	84.78	7.97	16,003	85.24
20.01	-	90.00	1,900,957	60.97	7.11	1,045,250	50.78
The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant.
Activity related to nonvested RSUs for the year ended December 31, 2020 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	182,188	$71.12
Granted	68,325	68.38
Vested	(106,807)	68.54
Forfeited	(11,680)	65.37
Nonvested Balance at December 31, 2020	132,026	$72.30
The initial number of PSUs awarded to each participant represents the number of Kemper common shares that would vest and be issued if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of PSUs awarded to the participant. The final payout of these awards, and any forfeitures of PSUs for performance below the “target” performance level, will be determined based on the Company’s performance. If, at the end of the applicable performance period, the Company’s performance:
•exceeds the “target” performance level, all of the PSUs will vest and additional shares of stock will be issued to the award recipient;
•is below the “target” performance level, but at or above a “minimum” performance level, only a portion of the PSUs originally issued to the award recipient will vest; or
•is below a “minimum” performance level, none of the PSUs originally issued to the award recipient will vest.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested PSU awards for the year ended December 31, 2020 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	360,820	$66.42
Granted	340,579	74.99
Vested	(165,672)	45.90
Forfeited	(32,870)	79.69
Nonvested Balance at December 31, 2020	502,857	$78.12
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2020, 2019 and 2018 three-year performance periods was 248,890 common shares, 134,858 common shares and 127,638 common shares, respectively, (as “full value awards,” the equivalent of 746,670 shares, 404,574 shares, and 382,914 shares, respectively, under the Share Authorization) at December 31, 2020.
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
Sixty-seven percent of the PSU awards granted to employees in 2020, and fifty percent of the PSU awards granted to employees in 2019 and 2018 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2020, 2019 and 2018 awards end on January 31, 2023, January 31, 2022 and January 31, 2021, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Thirty-three percent of the PSU awards granted to employees in 2020, and fifty percent of the PSU awards granted to employees in 2019 and 2018 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2020, 2019 and 2018 awards end on December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2020 was $20.4 million. The tax benefits for tax deductions realized from such awards was $4.3 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2019 was $24.8 million. The tax benefits for tax deductions realized from such awards was $5.2 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2018 was $8.7 million. The tax benefits for tax deductions realized from such awards was $1.8 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The grant-date fair values of DSU awards granted to Non-employee Directors are determined using the closing price of Kemper common stock on the date of grant. The total fair value of DSUs that vested during the years ended December 31, 2020, 2019, and 2018 was $0.0 million, $0.0 million and $1.0 million, respectively.
Activity related to DSU awards for the year ended December 31, 2020 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	44,820	$44.74
Reduction for Shares Issued on Conversion	—	—
Vested Balance at December 31, 2020	44,820	$44.74
NOTE 12. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of deferred stock units contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders, as did the Company’s awards of restricted stock units and performance share units prior to 2018. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2020, 2019 and 2018 is presented below.

	2020	2019	2018
DOLLARS IN MILLIONS
Income from Continuing Operations	$409.9	$531.1	$188.4
Less Income from Continuing Operations Attributed to Participating Awards	0.4	1.7	1.0
Income from Continuing Operations Attributed to Unrestricted Shares	409.5	529.4	187.4
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$409.5	$529.4	$187.4
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	65,636.1	65,880.9	58,149.4
Equity-based Compensation Equivalent Shares	1,093.7	667.2	602.5
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,729.8	66,548.1	58,751.9
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$6.24	$8.04	$3.22
Diluted Income from Continuing Operations Per Unrestricted Share	$6.14	$7.96	$3.19

The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2020, 2019 and 2018, because the effect of inclusion would be anti-dilutive, is presented below.

SHARES IN THOUSANDS	2020	2019	2018
Equity-based Compensation Equivalent Shares	874.5	556.4	231.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	874.5	556.4	231.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (“AOCI”) for the years ended December 31, 2020, 2019 and 2018 were:

	Changes in Net Unrealized Gains (Losses) on Investment Securities
DOLLARS IN MILLIONS	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Foreign Currency Translation Adjustments	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2017 As Reported	$269.7	$—	$0.2	$(72.2)	$(3.3)	$194.4
Cumulative Effect of Adoption of New Accounting Standards	36.3	—	(0.4)	(17.0)	(0.7)	18.2
Balance at January 1, 2018 As Adjusted	306.0	—	(0.2)	(89.2)	(4.0)	212.6
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	(169.2)	—	(0.1)	(5.4)	0.9	(173.8)
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(17.3)	—	0.3	—	—	(17.0)
Other Comprehensive Income (Loss), Net of Tax	(186.5)	—	0.2	(5.4)	0.9	(190.8)
Balance at December 30, 2018	$119.3	$—	$—	$(94.5)	$(3.0)	$21.8
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	342.4	—	—	(6.1)	0.3	336.6
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(22.3)	—	—	—	—	(22.3)
Other Comprehensive Income (Loss), Net of Tax	320.1	—	—	(6.1)	0.3	314.3
Balance at December 30, 2019	$439.4	$—	$—	$(100.6)	$(2.7)	$336.1
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	304.4	(2.1)	—	4.3	0.4	307.0
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(13.2)	—	—	50.6	—	37.4
Other Comprehensive Income (Loss), Net of Tax	291.2	(2.1)	—	54.9	0.4	344.4
Balance at December 30, 2020	$730.6	$(2.1)	$—	$(45.7)	$(2.3)	$680.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
The pre-tax components of the Other Comprehensive Income (Loss) and the related Income Tax Benefit (Expense) for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Income	$386.7	$433.4	$(214.2)
Income Tax Benefit (Expense)	(82.3)	(91.0)	45.0
Net of Taxes	304.4	342.4	(169.2)

Having Credit Losses Recognized in Consolidated Statements of Income	(2.6)	—	—
Income Tax Benefit (Expense)	0.5	—	—
Net of Taxes	(2.1)	—	—

Reclassification Adjustment for Amounts Included in Net Income	(16.8)	(28.1)	(21.9)
Income Tax Benefit (Expense)	3.6	5.8	4.6
Net of Taxes	(13.2)	(22.3)	(17.3)

Changes in Foreign Currency Translation Adjustments	—	—	0.3
Income Tax Benefit (Expense)	—	—	(0.1)
Net of Taxes	—	—	0.2

Changes in Net Unrecognized Postretirement Benefit Costs	70.2	(7.8)	(6.9)
Income Tax Benefit (Expense)	(15.3)	1.7	1.5
Net of Taxes	54.9	(6.1)	(5.4)

Changes in Gain (Loss) on Cash Flow Hedges	0.4	0.4	1.2
Income Tax Benefit (Expense)	—	(0.1)	(0.3)
Net of Taxes	0.4	0.3	0.9

Total Other Comprehensive Income (Loss) Before Income Taxes	437.9	397.9	(241.5)
Total Income Tax Benefit (Expense)	(93.5)	(83.6)	50.7
Total Other Comprehensive Income (Loss), Net of Taxes	$344.4	$314.3	$(190.8)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018:

DOLLARS IN MILLIONS	2020	2019	2018
Reclassification of AOCI from Net Unrealized Gains and Losses on Investments to:
Net Realized Gains on Sales of Investments	$36.3	$41.9	$26.4
Impairment Losses	(19.5)	(13.8)	(4.5)
Total Before Income Taxes	16.8	28.1	21.9
Income Tax Expense	(3.6)	(5.8)	(4.6)
Reclassification from AOCI, Net of Income Taxes	13.2	22.3	17.3
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other (Expenses) Income	(70.2)	3.0	(1.1)
Income Tax Benefit (Expense)	15.3	(0.7)	0.2
Reclassification from AOCI, Net of Income Taxes	(54.9)	2.3	(0.9)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.4)	(0.4)	(0.3)
Income Tax Benefit	—	0.1	0.1
Reclassification from AOCI, Net of Income Taxes	(0.4)	(0.3)	(0.2)
Total Reclassification from AOCI to Net Income	$(42.1)	$24.3	$16.2
NOTE 14. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2020, 2019 and 2018 was:

DOLLARS IN MILLIONS	2020	2019	2018
Investment Income:
Interest on Fixed Income Securities	$289.8	$299.4	$268.9
Dividends on Equity Securities Excluding Alternative Investments	15.4	22.9	13.6
Alternative Investments:
Equity Method Limited Liability Investments	4.9	1.0	11.0
Limited Liability Investments Included in Equity Securities	22.1	18.0	26.4
Total Alternative Investments	27.0	19.0	37.4
Short-term Investments	5.5	8.2	7.0
Loans to Policyholders	22.1	22.6	22.5
Real Estate	9.6	9.8	9.6
Other	13.2	1.5	0.9
Total Investment Income	382.6	383.4	359.9
Investment Expenses:
Real Estate	8.8	9.6	9.7
Other Investment Expenses	25.6	9.5	9.3
Total Investment Expenses	34.4	19.1	19.0
Net Investment Income	$348.2	$364.3	$340.9
Other Receivables includes accrued investment income of $77.1 million and $78.7 million at December 31, 2020, and 2019, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 14. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Fixed Maturities:
Gains on Sales	$40.6	$41.1	$25.3
Losses on Sales	(7.9)	(4.8)	(11.1)
Equity Securities:
Gains on Sales	5.9	5.8	12.3
Losses on Sales	(1.9)	(0.2)	—
Equity Method Limited Liability Investments:
Losses on Sales	(0.4)	—	—
Real Estate:
Gains on Sales	1.8	—	—
Other Investments:
Losses on Sales	—	—	(0.1)
Net Realized Gains on Sales of Investments	$38.1	$41.9	$26.4

Gross Gains on Sales	$48.3	$46.9	$37.6
Gross Losses on Sales	(10.2)	(5.0)	(11.2)
Net Realized Gains on Sales of Investments	$38.1	$41.9	$26.4
The components of Impairment Losses reported in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Fixed Maturities	$(16.7)	$(13.3)	$(2.0)
Equity Securities	(2.8)	(0.5)	(2.5)
Impairment Losses	$(19.5)	$(13.8)	$(4.5)

NOTE 15. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Commissions	$745.8	$708.8	$558.7
General Expenses	307.4	278.0	231.9
Premium Tax Expense	94.2	93.5	71.0
Total Costs Incurred	1,147.4	1,080.3	861.6
Policy Acquisition Costs:
Deferred	(693.4)	(475.2)	(481.5)
Amortized	641.8	408.3	377.1
Net Policy Acquisition Costs Amortized (Deferred)	(51.6)	(66.9)	(104.4)
Amortization of VOBA	4.7	6.3	143.3
Insurance Expenses	$1,100.5	$1,019.7	$900.5
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized. The Company recorded amortization of Deferred Policy Acquisition Costs of $641.8 million, $408.3 million and $377.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 16. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2020 and 2019 were:

DOLLARS IN MILLIONS	2020	2019
Deferred Income Tax Assets:
Insurance Reserves	$18.4	$16.2
Unearned Premium Reserves	66.7	64.5
Tax Capitalization of Policy Acquisition Costs	46.6	44.6
Payroll and Employee Benefit Accruals	35.6	35.0
Net Operating Loss Carryforwards	1.1	3.3
Other	13.4	12.5
Total Deferred Income Tax Assets	181.8	176.1
Deferred Income Tax Liabilities:
Investments	258.8	155.6
Deferred Policy Acquisition Costs	123.7	112.9
Life VIF and P&C Customer Relationships	5.0	5.3
Goodwill and Other Intangible Assets Acquired	35.5	39.3
Depreciable Assets	42.1	37.6
Other	2.4	3.6
Total Deferred Income Tax Liabilities	467.5	354.3
Net Deferred Income Tax Liabilities	$285.7	$178.2
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2020 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2027	$0.8	$0.2
2028	4.4	0.9
Total All Years	$5.2	$1.1
The NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2020, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Liabilities for Unrecognized Tax Benefits at Beginning of Year	$—	$4.4	$8.1
Additions for Tax Positions of Current Year	—	—	0.7
Reductions for Tax Positions of Prior Years	—	(4.4)	(4.4)
Liabilities for Unrecognized Tax Benefits at End of Year	$—	$—	$4.4
There were no unrecognized tax benefits at December 31, 2020 and 2019. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. There were no liabilities for accrued interest and penalties as of December 31, 2020 and 2019.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 16. INCOME TAXES (Continued)
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns resulting from an election to update interest rates used to compute the tax basis of reserves on life insurance contracts issued prior to 2018, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014 and 2015 has been extended to March 31, 2022.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.

The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Current Income Tax Benefit (Expense)	$(86.6)	$(66.4)	$32.2
Deferred Income Tax Expense	(13.6)	(68.5)	(46.5)
(Increase) Decrease Unrecognized Tax Benefits	—	4.4	3.6
Income Tax Expense	$(100.2)	$(130.5)	$(10.7)
Income taxes paid, net of income tax refunds received, were $55.8 million, $68.1 million, and $0.2 million in 2020, 2019, and 2018, respectively.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2020, 2019 and 2018 is presented below.

DOLLARS IN MILLIONS	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(107.1)	21.0%	$(138.9)	21.0%	$(41.8)	21.0%
Tax-exempt Income and Dividends Received Deduction	4.0	(0.8)	4.3	(0.7)	4.8	(2.4)
Untaxed Earnings on Company-Owned Life Insurance	2.7	(0.5)	1.6	(0.2)	0.8	(0.4)
Investment tax credits	3.2	(0.6)	—	—	—	—
Stock-Based Compensation	2.2	(0.5)	4.4	(0.7)	1.4	(0.7)
Nondeductible Executive Compensation	(2.7)	0.5	(2.5)	0.4	(1.4)	0.7
Tax Reform	—	—	—	—	26.4	(13.3)
Other, Net	(2.5)	0.5	0.6	(0.1)	(0.9)	0.5
Effective Income Tax Benefit (Expense) from Continuing Operations	$(100.2)	19.6%	$(130.5)	19.7%	$(10.7)	5.4%
Comprehensive Income Tax (Expense) Benefit included in the Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018 was:

DOLLARS IN MILLIONS	2020	2019	2018
Income Tax Benefit (Expense):
Continuing Operations	$(100.2)	$(130.5)	$(10.7)
Discontinued Operations	—	—	(0.6)
Unrealized Depreciation (Appreciation) on Securities	(78.3)	(85.2)	49.6
Foreign Currency Translation Adjustments on Investments	—	—	(0.1)
Tax Effects from Postretirement Benefit Plans	(15.3)	1.7	1.5
Tax Effects from Cash Flow Hedge	—	(0.1)	(0.3)
Comprehensive Income Tax (Expense) Benefit	$(193.8)	$(214.1)	$39.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS
Kemper sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 3,175 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2020	2019
Fair Value of Plan Assets at Beginning of Year	$664.6	$525.3
Actual Return on Plan Assets	92.1	113.2
Employer Contributions	—	55.3
Benefits Paid	(145.9)	(29.2)
Settlement Benefits	(205.4)	—
Fair Value of Plan Assets at End of Year	405.4	664.6
Projected Benefit Obligation at Beginning of Year	660.5	580.5
Interest Cost	16.5	22.3
Benefits Paid	(145.9)	(29.2)
Settlement Benefits	(205.4)	—
Actuarial (Gains) Losses	56.6	86.9
Projected Benefit Obligation at End of Year	382.3	660.5
Funded Status—Plan Assets in Excess (Deficit) of Projected Benefit Obligation	$23.1	$4.1
Unamortized Amount Reported in AOCI at End of Year	$(68.2)	$(145.7)
Accumulated Benefit Obligation at End of Year	$382.3	$660.4
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2020” and “2019” were December 31, 2020 and December 31, 2019, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2020 and 2019 were:

	2020	2019
Discount Rate	2.56%	3.21%
Rate of Increase in Future Compensation Levels	3.40	3.40
Asset allocations for the Pension Plan at December 31, 2020 and 2019 by asset category were:

ASSET CATEGORY	2020	2019
Corporate Bonds and Notes	37%	40%
Common and Preferred Stocks	24	35
Bond Exchange Traded Funds	27	14
Cash and Short-term Investments	2	2
Other Assets	10	9
Total	100%	100%

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
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 22, “Fair Value Measurements,” to the Consolidated Financial Statements. Fair value measurements for the Pension Plan’s assets at December 31, 2020 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$68.3	$—	$—	$—	$68.3
States and Political Subdivisions	—	0.7	—	—	0.7
Corporate Bonds and Notes	—	81.3	—	—	81.3
Equity Securities:
Common Stocks:
Other Industries	64.8	—	—	—	64.8
Other Equity Interests:
Collective Investment Funds	—	—	—	32.1	32.1
Bond Exchange Traded Funds	108.6	—	—	—	108.6
Limited Liability Companies and Limited Partnerships	—	—	—	41.6	41.6
Short-term Investments	7.4	—	—	—	7.4
Receivables and Other	0.6	—	—	—	0.6
Total	$249.7	$82.0	$—	$73.7	$405.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2019 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$158.4	$—	$—	$—	$158.4
States and Political Subdivisions	—	0.1	—	—	0.1
Corporate Bonds and Notes	—	107.3	—	—	107.3
Equity Securities:
Common Stocks:
Other Industries	140.0	21.5	—	—	161.5
Other Equity Interests:
Collective Investment Funds	—	—	—	71.8	71.8
Bond Exchange Traded Funds	92.8	—	—	—	92.8
Limited Liability Companies and Limited Partnerships	—	—	—	63.7	63.7
Short-term Investments	10.0	—	—	—	10.0
Receivables and Other	(1.0)	—	—	—	(1.0)
Total	$400.2	$128.9	$—	$135.5	$664.6
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 in the two preceding tables for the years ended December 31, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2020	2019
Balance at Beginning of Year	$—	$0.3
Purchases, Sales and Settlements, Net	—	(0.3)
Balance at End of Year	$—	$—

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Service Cost Earned During the Year	$—	$—	$—
Interest Cost on Projected Benefit Obligation	16.5	22.3	20.3
Expected Return on Plan Assets	(27.6)	(30.6)	(28.9)
Amortization of Actuarial Loss	5.6	2.9	4.3
Settlement Expense	64.1	—	—
Pension Expense (Income) Recognized in Consolidated Statements of Income	58.6	(5.4)	(4.3)
Unrecognized Pension Gain (Loss) Arising During the Year	(7.8)	4.2	11.5
Amortization of Accumulated Unrecognized Pension Loss	(69.8)	(2.9)	(4.3)
Comprehensive Pension Expense (Income)	$(19.0)	$(4.1)	$2.9
The actuarial loss included in AOCI at December 31, 2020 is being amortized over approximately 27 years, the remaining average estimated life expectancy of participants. The Company estimates that Pension Income for the Pension Plan for the year ended December 31, 2021 will include expense of $3.0 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2020.
Settlements
In the fourth quarter of 2020, the Company’s defined benefit pension plan purchased annuities on behalf of certain plan participants currently receiving benefits and offered to make lump-sum payments to certain inactive, vested plan participants that are not currently receiving benefit payments and elected to receive lump-sum payments. Group annuity contracts were purchased from Banner Life Insurance Company (“Banner”) for $205.4 million for a portion of plan participants for whom Banner irrevocably assumed the pension obligations. For plan participants who elected lump-sum payments during the election window, a payment of $117.1 million was distributed. These transactions resulted in a partial settlement of the defined pension plan and a $50.6 million noncash settlement charge to net income for the unamortized net unrecognized postretirement benefit costs related to the settled obligations.
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2020, 2019 and 2018 were:

	2020	2019	2018
Weighted-average Discount Rate	2.56%	4.28%	3.63%
Service Cost Discount Rate	2.42	4.26	3.61
Interest Cost Discount Rate	1.89	3.91	3.26
Rate of Increase in Future Compensation Levels	3.40	3.40	3.40
Expected Long Term Rate of Return on Plan Assets	4.90	5.70	5.35
On August 22, 2019, the Company made a voluntary cash contribution of $55.3 million to the Pension Plan. On July 13, 2018, the Company made a voluntary cash contribution of $5.1 million to the Pension Plan. The Company did not make a cash contribution to the Pension Plan in 2020 and does not expect that it will be required to contribute to the Pension Plan in 2021, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service of certain participants that remain eligible for a benefit accrual, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2021	2022	2023	2024	2025	2026-2030
Estimated Pension Benefit Payments	$15.8	$15.7	$16.5	$17.2	$17.7	$93.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $30.7 million and $28.9 million at December 31, 2020 and 2019, respectively. Pension expense for the Supplemental Plan was $0.8 million, $1.0 million, and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. An actuarial loss of $2.7 million before taxes, an actuarial loss of $5.6 million before taxes and an actuarial gain of $1.3 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $26.1 million, $26.0 million and $15.1 million in 2020, 2019 and 2018, respectively.
NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Kemper and Infinity sponsor other than pension postretirement employee benefit plans (“OPEB”) that together provide medical, dental and/or life insurance benefits to approximately 575 retired and 500 active employees.
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
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2020 and 2019 were:

DOLLARS IN MILLIONS
	2020	2019
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	1.5	1.1
Plan Participants’ Contributions	0.2	0.3
Benefits Paid	(1.7)	(1.4)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	12.8	15.0
Service Cost	0.2	0.2
Interest Cost	0.3	0.4
Plan Participants’ Contributions	0.2	0.3
Benefits Paid	(1.7)	(1.4)
Actuarial Gain	1.9	(1.7)
Accumulated Postretirement Benefit Obligation at End of Year	13.7	12.8
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(13.7)	$(12.8)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$18.7	$23.8
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2020” and “2019” were December 31, 2020 and December 31, 2019, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2020 and 2019 were:

	2020	2019
Discount Rate	2.13%	2.91%
Rate of Increase in Future Compensation Levels	2.20	2.20
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2020 was 6.50% for 2021, gradually declining to 4.8% in the year 2027 and remaining at that level thereafter for medical benefits and 7.50% for 2021, gradually declining to 4.8% in the year 2028 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2019 was 7.5% for 2020, gradually declining to 4.8% in the year 2025 and remaining at that level thereafter for medical benefits and 10.0% for 2020, gradually declining to 4.8% in the year 2026 and remaining at that level thereafter for prescription drug benefits.
The components of Comprehensive OPEB Expense (Income) for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Service Cost Earned During the Year	$0.2	$0.2	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.4	0.4
Amortization of Prior Service Credit	(1.3)	(1.3)	(1.3)
Amortization of Accumulated Unrecognized OPEB Gain	(1.9)	(2.4)	(1.8)
OPEB Income Recognized in Consolidated Statements of Income	(2.7)	(3.1)	(2.5)
Unrecognized OPEB (Gain) Loss Arising During the Year	1.9	(1.7)	(3.0)
Amortization of Prior Service Credit	1.3	1.3	1.3
Amortization of Accumulated Unrecognized OPEB Gain	1.9	2.4	1.8
Comprehensive OPEB (Income) Loss	$2.4	$(1.1)	$(2.4)
The Company estimates that OPEB Expense for the year ended December 31, 2021 will include income of $2.8 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2020.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2020, 2019 and 2018 were:

	2020	2019	2018
Weighted-average Discount Rate	2.96%	4.08%	3.36%
Service Cost Discount Rate	2.94	4.16	3.52
Interest Cost Discount Rate	2.47	3.69	2.96
Rate of Increase in Future Compensation Levels	2.20	2.20	2.20
The Company expects to contribute $1.3 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2021.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2021	2022	2023	2024	2025	2026-2030
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$1.3	$1.3	$1.3	$1.3	$1.2	$4.6
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$1.3	$1.3	$1.3	$1.3	$1.2	$4.6

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
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $109.5 million, $103.9 million and $68.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company does not allocate Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments, Impairment Losses, Acquisition Related Transaction, Integration and Other Costs, Loss from Early Extinguishment of Debt, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments. Additionally, the Company did not allocate the 2018 and 2017 impacts of the Tax Act or the gains recognized in 2019 and 2018 on the partial satisfaction of a final judgment against Computer Sciences Corporation (“CSC”) to its operating segments.
Segment Assets at December 31, 2020 and 2019 were:

DOLLARS IN MILLIONS	2020	2019
Specialty Property & Casualty Insurance	$4,897.1	$4,435.2
Preferred Property & Casualty Insurance	1,711.2	1,549.8
Life & Health Insurance	6,457.0	5,847.9
Corporate and Other, Net	1,276.6	1,156.2
Total Assets	$14,341.9	$12,989.1
Earned Premiums by product line for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Specialty Property & Casualty Insurance:
Specialty Automobile	$3,031.3	$2,825.6	$1,889.5
Commercial Automobile	304.0	252.8	137.9
Preferred Property & Casualty Insurance:
Preferred Automobile	431.7	470.2	440.2
Homeowners	220.7	241.3	250.1
Other Personal Lines	35.8	38.8	40.4
Life & Health Insurance:
Life	385.7	384.6	378.4
Accident & Health	199.3	190.9	177.5
Property	63.7	68.2	70.4
Total Earned Premiums	$4,672.2	$4,472.4	$3,384.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2020, 2019 and 2018 were:

DOLLARS IN MILLIONS	2020	2019	2018
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$3,335.3	$3,078.4	$2,027.4
Net Investment Income	114.1	107.5	63.4
Other Income	1.8	7.0	2.4
Total Specialty Property & Casualty Insurance	3,451.2	3,192.9	2,093.2
Preferred Property & Casualty Insurance:
Earned Premiums	688.2	750.3	730.7
Net Investment Income	37.7	44.1	61.8
Other Income	0.1	—	—
Total Preferred Property & Casualty Insurance	726.0	794.4	792.5
Life & Health Insurance:
Earned Premiums	648.7	643.7	626.3
Net Investment Income	198.8	206.4	210.9
Other Income	0.6	8.5	4.0
Total Life & Health Insurance	848.1	858.6	841.2
Total Segment Revenues	5,025.3	4,845.9	3,726.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	72.1	138.9	(64.3)
Net Realized Gains on the Sales of Investments	38.1	41.9	26.4
Impairment Losses	(19.5)	(13.8)	(4.5)
Other	89.7	26.3	40.6
Total Revenues	$5,205.7	$5,039.2	$3,725.1
Segment Operating Profit, including a reconciliation to Income from Continuing Operations before Income Taxes, for the years ended December 31, 2020, 2019 and 2018 was:

DOLLARS IN MILLIONS	2020	2019	2018
Segment Operating Profit (Loss):
Specialty Property & Casualty Insurance	$420.9	$355.9	$145.6
Preferred Property & Casualty Insurance	1.8	52.3	28.6
Life & Health Insurance	71.2	121.9	115.9
Total Segment Operating Profit	493.9	530.1	290.1
Corporate and Other Operating Profit (Loss) From:
Partial Satisfaction of Judgment	89.4	20.1	35.7
Other	(36.5)	(31.4)	(39.6)
Corporate and Other Operating Profit (Loss)	52.9	(11.3)	(3.9)
Adjusted Consolidated Operating Profit (Loss)	546.8	518.8	286.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	72.1	138.9	(64.3)
Net Realized Gains on Sales of Investments	38.1	41.9	26.4
Impairment Losses	(19.5)	(13.8)	(4.5)
Acquisition Related Transaction, Integration and Other Costs	(63.3)	(18.4)	(44.7)
Pension Obligation Settlement Costs	(64.1)	—	—
Loss from Early Extinguishment of Debt	—	(5.8)	—
Income from Continuing Operations before Income Taxes	$510.1	$661.6	$199.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Net Operating Income, including a reconciliation to Income from Continuing Operations, for the years ended December 31, 2020, 2019 and 2018 was:

DOLLARS IN MILLIONS	2020	2019	2018
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$337.9	$283.1	$115.8
Preferred Property & Casualty Insurance	3.5	41.9	25.7
Life & Health Insurance	60.0	98.7	91.5
Total Segment Net Operating Income (Loss)	401.4	423.7	233.0
Corporate and Other Net Operating Income (Loss) From:
Effects of Tax Law Changes	—	—	26.4
Partial Satisfaction of Judgment	70.6	15.9	28.2
Other	(33.2)	(21.3)	(29.2)
Total Corporate and Other Net Operating Income (Loss)	37.4	(5.4)	25.4
Adjusted Consolidated Net Operating Income	438.8	418.3	258.4
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	57.0	109.7	(50.8)
Net Realized Gains on Sales of Investments	30.1	33.1	20.9
Impairment Losses	(15.4)	(10.9)	(3.6)
Acquisition Related Transaction, Integration and Other Costs	(50.0)	(14.5)	(36.5)
Pension Obligation Settlement Costs	(50.6)	—	—
Loss from Early Extinguishment of Debt	—	(4.6)	—
Income from Continuing Operations	$409.9	$531.1	$188.4
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
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. In 2020, the property business written through the Life & Health segment was included in the catastrophe reinsurance program. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and an annual aggregate excess property catastrophe reinsurance contract.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2020 to December 31, 2020 is provided in various layers as presented below.

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
Coverage provided under the 2020 aggregate property catastrophe reinsurance contract is summarized below.

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
The catastrophe reinsurance in 2020, 2019 and 2018 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida. Except for the coverage provided by the FHCF, the Life & Health Insurance segment did not carry any other catastrophe reinsurance coverage in 2019 and 2018.
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2020, 2019 and 2018 by the following:

DOLLARS IN MILLIONS	2020	2019	2018
Specialty Property & Casualty Insurance	$4.8	$0.2	$2.6
Preferred Property & Casualty Insurance	20.7	20.2	17.8
Life & Health Insurance	1.2	0.1	0.1
Total Ceded Catastrophe Reinsurance Premiums	$26.7	$20.5	$20.5
In 2020, 2019 and 2018 the Company paid $0.0 million, $0.0 million and $0.4 million respectively, in reinstatement premium.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2020, 2019 and 2018 by business segment are presented below.

DOLLARS IN MILLIONS	2020	2019	2018
Specialty Property & Casualty Insurance	$12.5	$11.6	$4.4
Preferred Property & Casualty Insurance	81.5	44.6	79.1
Life & Health Insurance	12.9	3.9	4.1
Total Catastrophe Losses and LAE	$106.9	$60.1	$87.6
In 2018, the Company had reinsurance recoveries of $31.8 million under its catastrophe reinsurance programs primarily driven by the 2017 and 2018 California wildfires. In 2019, the Company entered into a sale of subrogation rights resulting in a reduction of the reinsurance recoveries of $15.5 million. In 2020, the reinsurance recoveries were further reduced by $1.5 million. The Life & Health Insurance segment had reinsurance recoveries of $0.0 million, $1.6 million and $1.6 million from the FHCF in 2020, 2019, and 2018, respectively.
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $0.2 million in 2020 and developed favorably by, $17.1 million and $8.4 million in 2019 and 2018, respectively. The Specialty Property & Casualty Insurance segment reported adverse catastrophe reserve development of $0.2 million and $0.5 million in 2020 and 2019, respectively and favorable catastrophe reserve development of $0.3 million in 2018. The Preferred Property & Casualty Insurance segment reported favorable catastrophe reserve development of $0.5 million, $18.4 million and $8.2 million in 2020, 2019 and 2018, respectively. The Life & Health Insurance segment reported adverse catastrophe reserve development of $0.5 million, $0.8 million, and $0.1 million in 2020, 2019 and 2018, respectively.
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
Earned Premiums ceded on long-duration and short-duration policies were $31.2 million, $27.4 million and $31.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $26.7 million, $20.5 million and $20.5 million, respectively, was related to catastrophe reinsurance. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $73.8 million, $92.3 million and $85.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $18.1 million, $19.4 million and $20.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $4.9 million, $5.2 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2020 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

DOLLARS IN MILLIONS	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$134.0	$451.3	$—	$—	$585.3
States and Political Subdivisions	—	1,589.5	—	—	1,589.5
Foreign Governments	—	5.2	—	—	5.2
Corporate Securities:
Bonds and Notes	—	3,992.4	433.0	—	4,425.4
Redeemable Preferred Stocks	—	1.3	6.2	—	7.5
Collateralized Loan Obligations	—	767.7	—	—	767.7
Other Mortgage- and Asset-backed	—	215.3	10.0	—	225.3
Total Investments in Fixed Maturities	134.0	7,022.7	449.2	—	7,605.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	43.7	—	—	43.7
Other Industries	—	15.4	—	—	15.4
Common Stocks:
Finance, Insurance and Real Estate	8.7	1.7	—	—	10.4
Other Industries	0.4	—	—	—	0.4
Other Equity Interests:
Exchange Traded Funds	496.4	—	—	—	496.4
Limited Liability Companies and Limited Partnerships	—	—	—	292.2	292.2
Total Investments in Equity Securities at Fair Value	505.5	60.8	—	292.2	858.5
Convertible Securities at Fair Value	—	39.9	—	—	39.9
Total	$639.5	$7,123.4	$449.2	$292.2	$8,504.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
At December 31, 2020, the Company had unfunded commitments to invest an additional $130.8 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2020.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$246.7	1.4%	-	13.0%	3.8%
Non-investment-grade:
Senior Debt	Market Yield	111.1	2.4	-	23.4	9.5
Junior Debt	Market Yield	64.6	3.1	-	27.9	13.7
Other	Various	26.8
Total Level 3 Fixed Maturity Investments in Corporate Securities		$449.2
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2020 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Year	$409.1	$—	$6.7	$618.2	$10.2	$1,044.2
Total Gains (Losses):
Included in Consolidated Statement of Income	(9.0)	—	—	(0.3)	—	(9.3)
Included in Other Comprehensive Income (Loss)	3.2	0.1	0.5	(9.3)	0.4	(5.1)
Purchases	185.9	0.6	0.2	53.5	—	240.2
Settlements	—	—	—	—	(0.1)	(0.1)
Sales	(165.2)	—	—	(26.4)	(0.5)	(192.1)
Transfers into Level 3	9.0	—	—	—	—	9.0
Transfers out of Level 3	—	(0.7)	(1.2)	(635.7)	—	(637.6)
Balance at End of Year	$433.0	$—	$6.2	$—	$10.0	$449.2
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the year ended December 31, 2020. Transfers into Level 3 of $9.0 million for the year ended December 31, 2020 were due to changes in the availability of market observable inputs. There were $637.6 million transfers out of Level 3 for the year ended December 31, 2020 due to availability of market observable inputs primarily within the collateralized loan obligations.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2019 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities				Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed
Balance at Beginning of Year	$382.6	$—	$504.9	$9.9	$897.4
Total Gains (Losses):
Included in Consolidated Statement of Income	(6.8)	—	0.6	—	(6.2)
Included in Other Comprehensive Income (Loss)	10.6	(0.1)	5.3	1.0	16.8
Purchases	307.0	6.8	119.2	—	433.0
Settlements	(72.9)	—	(28.0)	(0.7)	(101.6)
Sales	(211.4)	—	(2.9)	—	(214.3)
Transfers into Level 3	—	—	19.1	—	19.1
Transfers out of Level 3	—	—	—	—	—
Balance at End of Year	$409.1	$6.7	$618.2	$10.2	$1,044.2
There were no transfers between Levels 1 and 2 for the year ended December 31, 2019. Transfers into Level 3 of $19.1 million for the year ended December 31, 2019 were due to changes in the availability of market observable inputs. There were no transfer out of Level 3 for the year ended December 31, 2019.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	December 31, 2020		December 31, 2019
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$297.9	$297.9	$305.6	$612.4
Short-term Investments	875.4	875.4	470.9	470.9
Mortgage Loans	54.6	54.6	27.5	27.5
Financial Liabilities:
Debt	1,172.8	1,247.8	778.4	820.2
Policyholder Obligations	407.8	407.8	243.4	243.4
The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value measurement of Mortgage Loans is estimated using inputs that are considered Level 2 measurements.The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

NOTE 23. CONTINGENCIES
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, arbitrations, investigations, regulatory examinations, audits and inquiries. Except with regard to matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s consolidated financial statements.
Over the last decade there have been initiatives that intend, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which include legislation, audits, regulatory examinations and litigation, seek to alter the terms of life insurance contracts by imposing requirements that did not exist and were not contemplated at the time the issuing companies entered into such contracts.
In 2016, the Company voluntarily began implementing a comprehensive process to compare the life insurance records of its life insurance subsidiaries against one or more death verification databases to determine if any of its insureds may be deceased; the process is continuing.
Attempts to estimate the ultimate outcomes of the aforementioned initiatives entail uncertainties including, but not limited to, the (i) scope and interpretation of pertinent statutes, including the criteria and methodologies to be used in comparing policy records against a death verification database, (ii) universe of policies affected, (iii) results of audits, examinations and other actions by regulators, (iv) results of the Company’s voluntary process, and (v) outcomes of any related litigation.
Gain Contingency
In 2015, Kemper’s subsidiary, Kemper Corporate Services, Inc. (“KCSI”), filed a demand for arbitration with the American Arbitration Association (“AAA”) against CSC, claiming that CSC had breached the terms of a master software license and services agreement and related agreements (collectively, the “Agreements”) by failing, among other things, to timely produce and deliver certain software to KCSI. In April 2017, CSC merged with a spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company and is now known as DXC Technology Company.

In April 2017, the parties participated in an evidentiary hearing before a AAA-appointed arbitrator. In November 2017, the arbitrator awarded KCSI direct damages against CSC of $84.3 million, prejudgment interest at the annual rate of 9% and costs and expenses in the amount of $7.2 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 23. CONTINGENCIES (Continued)

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

During the pendency of the district court and appellate proceedings, CSC paid Kemper $35.7 million in September 2018 and an additional $20.1 million in April 2019 in partial satisfaction of the judgment. The Company recognized such payments in Other Income in its Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2019, respectively. In February 2020, following the Fifth Circuit Court of Appeals’ ruling, Kemper received $89.4 million in satisfaction of the remaining balance due on the judgment. The Company recognized such payment in Other Income in its Consolidated Statement of Income for the year ended December 31, 2020.
NOTE 24. RELATED PARTIES
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. The Company’s defined benefit pension plan had $64.7 million, $149.3 million and $124.5 million in assets managed by FS&C at December 31, 2020, 2019 and 2018, respectively, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of the plan. Investment Expenses incurred in connection with such agreement were $0.7 million, $0.9 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
As described in Note 21, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders, and its subsidiary, ORCC.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Dec 31, 2020
Revenues:
Earned Premiums	$1,166.4	$1,085.3	$1,206.5	$1,214.0	$4,672.2
Net Investment Income	85.6	67.8	92.1	102.7	348.2
Other Income	90.3	1.5	0.9	1.9	94.6
Income (Loss) from Changes in Fair Value of Equity and Convertible Securities	(117.8)	71.6	45.2	73.1	72.1
Net Realized Gains on Sales of Investments	16.5	11.7	10.0	(0.1)	38.1
Impairment Losses	(12.0)	(7.0)	(1.0)	0.5	(19.5)
Total Revenues	1,229.0	1,230.9	1,353.7	1,392.1	5,205.7
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	835.2	747.5	877.5	863.4	3,323.6
Insurance Expenses	271.6	272.7	276.9	279.3	1,100.5
Interest and Other Expenses	44.5	51.0	47.2	128.8	271.5
Total Expenses	1,151.3	1,071.2	1,201.6	1,271.5	4,695.6
Income from Continuing Operations before Income Taxes	77.7	159.7	152.1	120.6	510.1
Income Tax Expense	(13.7)	(33.6)	(29.8)	(23.1)	(100.2)
Income from Continuing Operations	64.0	126.1	122.3	97.5	409.9
Net Income	$64.0	$126.1	$122.3	$97.5	$409.9
Net Income (Loss) Per Unrestricted Share:
Basic	$0.96	$1.93	$1.87	$1.49	$6.24
Diluted	$0.95	$1.91	$1.83	$1.46	$6.14
Dividends Paid to Shareholders Per Share	$0.30	$0.30	$0.30	$0.30	$1.20
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Dec 31, 2019
Revenues:
Earned Premiums	$1,074.8	$1,116.6	$1,135.2	$1,145.8	$4,472.4
Net Investment Income	82.7	96.0	91.7	93.9	364.3
Other Income	1.9	22.7	7.2	3.7	35.5
Income (Loss) from Changes in Fair Value of Equity and Convertible Securities	64.4	25.5	9.8	39.2	138.9
Net Realized Gains on Sales of Investments	16.1	21.3	1.7	2.8	41.9
Impairment Losses	(3.6)	(6.7)	(1.8)	(1.7)	(13.8)
Total Revenues	1,236.3	1,275.4	1,243.8	1,283.7	5,039.2
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	765.4	825.4	782.6	814.9	3,188.3
Insurance Expenses	234.8	263.5	256.0	265.4	1,019.7
Loss from Early Extinguishment of Debt	—	—	5.8	—	5.8
Interest and Other Expenses	41.4	38.0	37.9	46.5	163.8
Total Expenses	1,041.6	1,126.9	1,082.3	1,126.8	4,377.6
Income (Loss) from Continuing Operations before Income Taxes	194.7	148.5	161.5	156.9	661.6
Income Tax Benefit (Expense)	(39.4)	(26.4)	(32.5)	(32.2)	(130.5)
Net Income	$155.3	$122.1	$129.0	$124.7	$531.1
Income from Continuing Operations Per Unrestricted Share:
Basic	$2.38	$1.87	$1.93	$1.87	$8.04
Diluted	$2.35	$1.84	$1.91	$1.85	$7.96
Net Income Per Unrestricted Share:
Basic	$2.38	$1.87	$1.93	$1.87	$8.04
Diluted	$2.35	$1.84	$1.91	$1.85	$7.96
Dividends Paid to Shareholders Per Share	$0.25	$0.25	$0.25	$0.28	$1.03
The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for measurement of credit losses on financial instruments in 2020.
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
•We tested the effectiveness of controls related to property and casualty insurance reserves, including those controls related to the estimation of and management’s review of the property and casualty insurance reserves.
•We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses to test that the inputs to the actuarial estimates were accurate and complete.
•With the assistance of our actuarial specialists:
◦We developed a range of independent estimates of the property and casualty insurance reserves and compared our estimates to the recorded reserves.
◦We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of property and casualty insurance reserves.

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
•We tested the effectiveness of controls related to fixed maturity securities, including those controls related to the determination of fair value.
•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to recent or subsequent transactions, taking into account changes in market conditions.
•We evaluated the reasonableness of the models, methodologies, and unobservable inputs used by management to estimate fair value.
•With the assistance of our fair value specialists, we compared management’s unobservable inputs to external sources, and for a sample of the investments, developed independent estimates of the fair value and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 10, 2021

We have served as the Company’s auditor since 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable
Item 9A.    Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020.
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

/S/ JOSEPH P. LACHER, JR.	/S/ JAMES J. MCKINNEY
Joseph P. Lacher, Jr.	James J. McKinney
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Kemper Corporation	Kemper Corporation
February 10, 2021

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
Item 9B.    Other Information
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Business Experience of Nominees,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2021 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2020, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2021 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2021 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	1,900,957	$60.97	6,734,289
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,900,957	$60.97	6,734,289
(1) Includes 1,534,158 shares reserved for future grants based on performance results under the terms of outstanding PSU awards.
Kemper’s 2020 Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, DSUs, RSUs, and PSUs.
The design of the 2020 Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include RSUs, PSUs and DSUs, if settled with stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2021 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2021 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report
1.Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2020 and 2019, and the consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for the years ended December 31, 2020, 2019 and 2018, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2020 Annual Report.
2.Financial Statement Schedules. The following four financial statement schedules are included on the pages immediately following the signature pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Consolidated Financial Statements.
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
3.Exhibits. An Exhibit Index has been filed as part of this report on pages 144 through 147.
(b)Exhibits. Included in Item 15(a)3 above
(c)Financial Statement Schedules. Included in Item 15(a)2 above

Item 16.     Form 10-K Summary
None

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	June 8, 2020
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.3	Form of Senior Indenture, dated as of August 6, 2010, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	S-3	333-168605	4.4	August 6, 2010
4.4	First Supplemental Indenture, dated as of September 17, 2012, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	8-K	000-50167	4.1	September 17, 2012
4.5	Guarantee by Kemper Corporation of the 5.000% Senior Notes due 2022 of Infinity Property and Casualty Corporation	8-K	001-18298	4.1	December 3, 2018
4.6	Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association.	8-K	001-18298	4.1	September 29, 2020
4.7	First Supplemental Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association.	8-K	001-18298	4.2	September 29, 2020
4.8	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.7	February 20, 2019
4.9	Description of Capital Stock					X
10.1	Second Amended and Restated Credit Agreement, by and among Kemper Corporation, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and Bank of America, N.A. and Wells Fargo Bank, National Association as syndication agents	8-K	001-18298	10.1	June 12, 2018
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4	Advances and Security Agreement, effective August 14, 2020, between Alliance United Insurance Company and the Federal Home Loan Bank of San Francisco.	8-K/A	001-18298	10.1	August 20, 2020
10.5	Term Loan Credit Agreement, dated as of June 4, 2019, among Kemper Corporation, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, and BMO Capital Markets Corp., as Joint Lead Arranger	8-K	001-18298	10.1	June 7, 2019
10.6*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.7*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.8*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective March 16, 2016	10-Q	001-18298	10.3	May 5, 2016
10.9*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.10*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.11*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of August 25, 2011, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.13	February 17, 2012
10.12*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.1	May 2, 2013
10.13*	Form of Deferred Stock Unit Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.2	May 2, 2013
10.14*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.24	February 14, 2014
10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement (Adjusted ROE), as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.30	February 13, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.16*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR), as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.29	February 13, 2017
10.17*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.31	February 13, 2017
10.18*	Form of Performance Share Unit Award Agreement (Adjusted ROE), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.34	February 13, 2018
10.19*	Form of Performance Share Unit Award Agreement (Relative TSR), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.35	February 13, 2018
10.20*	Form of Restricted Stock Unit Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.37	February 13, 2018
10.21*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.39	February 13, 2018
10.22*	Kemper Executive Performance Plan, amended and restated as of May 1, 2018	10-Q	001-18298	10.2	July 30, 2018
10.23*	Form of Non-Employee Director Restricted Stock Unit Award Agreement, as of April 30, 2019, under the Kemper 2011 Omnibus Equity Plan	8-K	001-18298	10.1	May 1, 2019
10.24*	Form of individual Indemnification Agreements between Kemper and its directors and executive officers	8-K	001-18298	10.1	February 11, 2020
10.25*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.1	May 11, 2020
10.26*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.2	May 11, 2020
10.27*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.3	May 11, 2020
10.28*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.4	May 11, 2020
10.29*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.5	May 11, 2020
10.30*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.6	May 11, 2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.31*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.7	May 11, 2020
10.32*	Form of individual change in control severance agreements between Kemper and its executive officers	10-K	001-18298	10.42	February 13, 2017
Each of the agreements is identical except that the multipliers for benefits related to bonus, severance, life insurance and health insurance are 150%, 3 years, 3 years and 36 months, respectively, for the Chief Executive Officer and 110%, 2 years, 2 years and 24 months, respectively, for the other officers.
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, James J. McKinney, Executive Vice President and Chief Financial Officer, and Anastasios Omiridis, Senior Vice President and Deputy Chief Financial Officer, so long as such individual remains an executive officer of Kemper Corporation, his or her true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2020 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2020 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2021.

KEMPER CORPORATION (Registrant)

By:	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 10, 2021.

Signature	Title
/S/ ROBERT J. JOYCE	Chairman of the Board and Director
Robert J. Joyce

/S/ JOSEPH P. LACHER, JR.	President and Chief Executive Officer (Principal Executive Officer)
Joseph P. Lacher, Jr.

/S/ JAMES J. MCKINNEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James J. McKinney

/S/ ANASTASIOS OMIRIDIS	Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)
Anastasios Omiridis

/S/ TERESA A. CANIDA	Director
Teresa A. Canida

/S/ GEORGE N. COCHRAN	Director
George N. Cochran

/S/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/S/ LACY M. JOHNSON	Director
Lacy M. Johnson

/S/ GERALD LADERMAN	Director
Gerald Laderman

/S/ STUART B. PARKER	Director
Stuart B. Parker

/S/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

/S/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2020
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$536.5	$585.3	$585.3
States and Political Subdivisions	1,404.3	1,589.5	1,589.5
Foreign Governments	6.6	5.2	5.2
Corporate Securities:
Other Bonds and Notes	3,749.5	4,425.4	4,425.4
Redeemable Preferred Stocks	7.0	7.5	7.5
Collateralized Loan Obligations	785.1	767.7	767.7
Other Mortgage- and Asset-backed	203.7	225.3	225.3
Total Investments in Fixed Maturities	6,692.7	7,605.9	7,605.9
Equity Securities at Fair Value:
Preferred Stocks	59.1	59.1	59.1
Common Stocks	10.8	10.8	10.8
Other Equity Interests	788.6	788.6	788.6
Total Investments in Equity Securities	858.5	858.5	858.5
Equity Securities at Modified Cost	40.1	XXX.X	40.1

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	225.3	XXX.X	225.3
Convertible Securities at Fair Value	39.9	39.9	39.9
Loans, Real Estate and Other Investments	779.0	XXX.X	779.0
Short-term Investments	875.4	XXX.X	875.4
Total Investments	$9,510.9		$10,424.1
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2020	2019
ASSETS
Investments in Subsidiaries	$4,896.0	$4,383.7
Fixed Maturities at Fair Value (Amortized Cost: 2020 – $91.8)	99.8	—
Equity Securities at Fair Value (Cost: 2020 - $73.4; 2019 - $53.4)	78.8	55.7
Short-term Investments	508.2	89.3
Cash	46.0	61.8
Other Receivables	1.1	21.9
Right-of-Use Assets	13.4	18.6
Other Assets	29.2	21.9
Total Assets	$5,672.5	$4,652.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Term Loan due July 5, 2023 (Fair Value: 2020 – $50.0; 2019 – $50.0)	$49.9	$49.9
Senior Notes Payable, 4.35% due 2025 (Fair Value: 2020 – $499.5; 2019 – $478.6)	448.8	448.6
Senior Notes Payable, 2.40% due 2030 (Fair Value: 2020 – $405.6)	395.8	—
Current Income Tax Liability	41.5	55.3
Deferred Income Tax Liability	38.9	32.2
Liabilities for Benefit Plans	47.6	44.3
Lease Liabilities	26.9	31.3
Accrued Expenses and Other Liabilities	59.7	19.0
Total Liabilities	1,109.1	680.6
Shareholders’ Equity:
Common Stock	6.5	6.7
Additional Paid-in Capital	1,805.2	1,819.2
Retained Earnings	2,071.2	1,810.3
Accumulated Other Comprehensive Income	680.5	336.1
Total Shareholders’ Equity	4,563.4	3,972.3
Total Liabilities and Shareholders’ Equity	$5,672.5	$4,652.9

See Accompanying Report of Independent Registered Public Accounting Firm.

1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2020	2019	2018
Net Investment Income	$1.4	$2.1	$2.5
Income from Change in Fair Value of Equity Securities	4.3	1.6	1.4
Net Realized Gains (Losses) on Sales of Investments	0.1	0.3	(0.7)
Total Revenues	5.8	4.0	3.2
Interest Expense	24.2	28.5	37.6
Loss from Early Extinguishment of Debt	—	5.8	—
Pension Settlement Expense	64.1	—	—
Other Operating (Benefits) Expenses	(3.6)	4.0	26.3
Total Operating Expenses	84.7	38.3	63.9
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(78.9)	(34.3)	(60.7)
Income Tax Benefit	13.4	9.4	12.2
Loss before Equity in Net Income of Subsidiaries	(65.5)	(24.9)	(48.5)
Equity in Net Income of Subsidiaries	475.4	556.0	238.6
Net Income	$409.9	$531.1	$190.1
See Accompanying Report of Independent Registered Public Accounting Firm.

2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2020	2019	2018
Net Income	$409.9	$531.1	$190.1
Other Comprehensive Income (Loss):
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Income
Securities Held by Subsidiaries	378.7	433.2	(214.1)
Securities Held by Parent	8.0	0.2	(0.1)
Having Credit Losses Recognized in Consolidated Statements of Income
Securities Held by Subsidiaries	(2.6)	—	—
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(16.6)	(27.9)	(21.9)
Securities Held by Parent	(0.1)	(0.2)	—
Changes in Net Unrecognized Postretirement Benefit Costs:
Securities Held by Subsidiaries	—	(0.6)	—
Securities Held by Parent	3.6	(4.2)	(8.0)
Reclassification Adjustments for Amounts Included in Net Income:
Pension Settlement Cost Recognized	64.1	—	—
Amortization of Unrecognized Postretirement Benefits (Costs)	2.5	(3.0)	1.1
Total Reclassification Adjustments for Amounts Included in Net Income	66.6	(3.0)	1.1
Net Unrecognized Postretirement Benefit Costs	70.2	(7.8)	(6.9)
Changes in Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	—	—	0.3
Changes in Gain (Loss) on Cash Flow Hedges	0.4	0.4	1.2
Other Comprehensive Income (Loss) before Income Taxes	438.0	397.9	(241.5)
Income Tax Benefit (Expense):
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Income
Securities Held by Subsidiaries	(80.6)	(91.0)	45.0
Securities Held by Parent	(1.7)	—	—
Having Credit Losses Recognized in Consolidated Statements of Income
Securities Held by Subsidiaries	0.5	—	—
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	3.5	5.8	4.6
Unrecognized Postretirement Benefit Costs Arising During the Year	(1.3)	1.0	1.7
Reclassification Adjustments for Amounts Included in Net Income:
Pension Settlement Cost Recognized	(13.5)	—	—
Amortization of Unrecognized Postretirement Benefit Costs	(0.5)	0.7	(0.2)
Total Reclassification Adjustments for Amounts Included in Net Income	(14.0)	0.7	(0.2)
Net Unrecognized Postretirement Benefit Costs	(15.3)	1.7	1.5
Reclassification Adjustment for Amounts Included in Net Income	—	—	(0.1)
Changes in Foreign Currency Translation Adjustments on Investments Held by Subsidiaries	—	—	(0.1)
Changes in Gain (Loss) on Cash Flow Hedges	—	(0.1)	(0.3)
Income Tax Benefit (Expense)	(93.6)	(83.6)	50.7
Other Comprehensive Income (Loss)	344.4	314.3	(190.8)
Total Comprehensive Income (Loss)	$754.3	$845.4	$(0.7)
See Accompanying Report of Independent Registered Public Accounting Firm.

3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net Income	$409.9	$531.1	$190.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(475.4)	(556.0)	(238.6)
Cash Dividends from Subsidiaries	216.2	239.0	130.4
Net Realized Investment (Gains) Losses	(0.1)	(0.3)	0.7
Settlement Costs Related to Defined Benefit Pension Plan	64.1	—	—
Contribution to Defined Benefit Pension Plan	—	(55.3)	(5.0)
Loss from Early Extinguishment of Debt	—	5.8	—
Decrease (Increase) in Value of Equity and Convertible Securities at Fair Value	(4.3)	(1.6)	(1.4)
Other, Net	52.2	9.8	29.6
Net Cash Provided by Operating Activities	262.6	172.5	105.8
Investing Activities:
Capital Contributed to Subsidiaries	(62.0)	(83.0)	(20.0)
Capital Distributed from Subsidiaries	—	85.0	176.0
Proceeds from Sales, Calls and Maturities of Fixed Maturities	2.0	12.7	(0.2)
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	2.2	15.3	67.5
Purchases of Investments:
Equity Securities	(21.0)	(48.9)	(2.3)
Net Sales (Purchases) of Short-term Investments	(415.7)	(23.3)	253.4
Acquisition of Business	—	—	(564.6)
Net Cash Provided (Used In) by Investing Activities	(494.5)	(42.2)	(90.2)
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	395.6	49.9	249.4
Repayments of Long-term Debt	—	(185.0)	(215.0)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	—	127.5	—
Proceeds from Shares Issued under Employee Stock Purchase Plan	4.4	1.6	—
Common Stock Repurchases	(110.4)	—	—
Dividends and Dividend Equivalents Paid	(78.9)	(67.8)	(56.4)
Other	5.4	2.4	0.9
Net Cash Provided (Used In) by Financing Activities	216.1	(71.4)	(21.1)
Increase (Decrease) in Cash	(15.8)	58.9	(5.5)
Cash, Beginning of Year	61.8	2.9	8.4
Cash, End of Year	$46.0	$61.8	$2.9

See Accompanying Report of Independent Registered Public Accounting Firm.
4

KEMPER CORPORATION
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
NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper received $106.0 million of securities in non-cash settlement of dividends from subsidiaries in 2020. Kemper did not receive any non-cash dividends from subsidiaries in 2019. Kemper did not make any non-cash capital contributions in 2020 or 2019.
NOTE 4. LEASES
Kemper leases certain office space for its current and former corporate headquarters under non-cancelable operating leases.
The following table presents operating lease ROU assets and lease liabilities at December 31, 2020 and 2019.

DOLLARS IN MILLIONS	2020	2019
Operating Lease Right-of-Use Assets	$13.4	$18.6
Operating Lease Liabilities	26.9	31.3
Supplemental cash flow information related to Kemper’s operating leases for the year-ended December 31, 2020 and December 31, 2019 respectively are presented below.

DOLLARS IN MILLIONS	2020	2019
Operating Cash Flows from Operating Leases (Fixed Payments)	$(2.1)	$1.2
Operating Cash Flows from Operating Leases (Liability Reduction)	0.3	1.0
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	—	7.9

Significant judgments and assumptions for determining lease asset and liability as December 31, 2020 and December 31, 2019 respectively are presented below.

	2020	2019
Weighted-average Remaining Lease Term - Operating Leases	13.0 years	13.0 years
Weighted-average Discount Rate - Operating Leases	4.0%	4.0%
Kemper’s leases do not provide an implicit rate. Accordingly, Kemper uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

5

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 4. LEASES (Continued)
Future minimum operating lease payments at December 31, 2020 were:

DOLLARS IN MILLIONS	Operating Leases
2021	$2.2
2022	2.4
2023	2.4
2024	2.5
2025	2.6
2026 and Thereafter	22.9
Total Future Payments	35.0
Less Discount	8.1
Present Value of Minimum Lease Payments	$26.9
NOTE 5. DEBT
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
6

SCHEDULE III
KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended Dec 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2020
Specialty Property & Casualty Insurance	$3,335.3	$3,435.5	$1.8	$114.1	$2,378.4	$497.5	$154.4	$177.4	$1,544.8	$1,262.9
Preferred Property & Casualty Insurance	688.2	653.0	0.1	37.7	503.1	111.2	109.9	51.2	411.6	329.2
Life & Health Insurance (1)	648.7	N/A	0.6	198.8	442.0	33.1	301.8	360.7	3,532.1	23.0
Other	—	N/A	92.1	(2.4)	0.1	—	(107.4)	—	21.5	—
Total	$4,672.2	N/A	$94.6	$348.2	$3,323.6	$641.8	$458.7	$589.3	$5,510.0	$1,615.1
2019
Specialty Property & Casualty Insurance	$3,078.4	$3,211.3	$7.0	$107.5	$2,278.9	$224.9	$330.7	$161.6	$1,551.0	$1,158.0
Preferred Property & Casualty Insurance	750.3	739.3	—	44.1	508.8	120.1	113.2	57.7	388.5	363.4
Life & Health Insurance (1)	643.7	N/A	8.5	206.4	402.7	63.3	270.7	318.4	3,505.3	24.1
Other	—	N/A	20.0	6.3	(2.1)	—	(103.2)	—	27.0	—
Total	$4,472.4	N/A	$35.5	$364.3	$3,188.3	$408.3	$611.4	$537.7	$5,471.8	$1,545.5
2018
Specialty Property & Casualty Insurance	$2,027.4	$2,067.4	$2.4	$63.4	$1,523.8	$202.0	$219.7
Preferred Property & Casualty Insurance	730.7	748.8	—	61.8	538.4	117.2	108.3
Life & Health Insurance (1)	626.3	N/A	4.0	210.9	404.2	57.9	263.2
Other	—	N/A	35.8	4.8	0.1	—	(50.7)
Total	$3,384.4	N/A	$42.2	$340.9	$2,466.5	$377.1	$540.5

(1)The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2020
Life Insurance in Force	$19,706.2	$387.7	$152.3	$19,470.8	0.8%
Premiums:
Life Insurance	$386.0	$1.1	$0.8	$385.7	0.2%
Accident and Health Insurance	195.5	1.6	5.4	199.3	2.7%
Property and Liability Insurance	4,071.1	28.5	44.6	4,087.2	1.1%
Total Premiums	$4,652.6	$31.2	$50.8	$4,672.2	1.1%
Year Ended December 31, 2019
Life Insurance in Force	$19,479.9	$411.6	$162.8	$19,231.1	0.8%
Premiums:
Life Insurance	$383.6	$1.2	$0.9	$383.3	0.2%
Accident and Health Insurance	188.5	1.7	5.3	192.1	2.8%
Property and Liability Insurance	3,835.4	24.5	86.1	3,897.0	2.2%
Total Premiums	$4,407.5	$27.4	$92.3	$4,472.4	2.1%
Year Ended December 31, 2018
Life Insurance in Force	$19,435.1	$436.4	$172.7	$19,171.4	0.9%
Premiums:
Life Insurance	$378.2	$1.2	$1.0	$378.0	0.3%
Accident and Health Insurance	174.3	1.7	5.3	177.9	3.0%
Property and Liability Insurance	2,778.3	28.7	78.9	2,828.5	2.8%
Total Premiums	$3,330.8	$31.6	$85.2	$3,384.4	2.5%
See Accompanying Report of Independent Registered Public Accounting Firm.

1