Form 10-Q
period 2021-03-31
KEMPER Corp
filed 2021-04-29
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 03/31/2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “ accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
64,566,506 shares of common stock, $0.10 par value, were outstanding as of April 27, 2021.

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
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2020 (the “2020 Annual Report”), the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Revenues:
Earned Premiums	$1,200.8	$1,166.4
Net Investment Income	103.1	85.6
Change in Value of Alternative Energy Partnership Investments	(15.4)	—
Other Income	1.5	90.3
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	52.2	(117.8)
Net Realized Gains on Sales of Investments	13.8	16.5
Impairment Losses	(4.0)	(12.0)
Total Revenues	1,352.0	1,229.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	889.5	835.2
Insurance Expenses	283.7	271.6
Interest and Other Expenses	57.2	44.5
Total Expenses	1,230.4	1,151.3
Income before Income Taxes	121.6	77.7
Income Tax Benefit (Expense)	1.6	(13.7)
Net Income	$123.2	$64.0
Net Income Per Unrestricted Share:
Basic	$1.88	$0.96
Diluted	$1.85	$0.95

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Net Income	$123.2	$64.0
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income	(364.0)	(201.9)
Credit Losses Recognized in Condensed Consolidated Statements of Income	(2.1)	(2.9)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	0.3	0.7
Gain on Cash Flow Hedges	0.1	0.1
Other Comprehensive Income (Loss) Before Income Taxes	(365.7)	(204.0)
Other Comprehensive Income Tax Benefit (Expense)	75.7	42.8
Other Comprehensive Income (Loss), Net of Taxes	(290.0)	(161.2)
Total Comprehensive Income (Loss)	$(166.8)	$(97.2)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2021	Dec 31, 2020
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2021 - $6,929.6; 2020 - $6,692.7 Allowance for Credit Losses: 2021 - $4.6; 2020 - $3.3)	$7,479.4	$7,605.9
Equity Securities at Fair Value (Cost: 2021 - $680.6; 2020 - $684.1)	897.4	858.5
Equity Securities at Modified Cost	36.0	40.1
Equity Method Limited Liability Investments	219.2	204.0
Alternative Energy Partnership Investments	54.4	21.3
Convertible Securities at Fair Value	42.6	39.9
Short-term Investments at Cost which Approximates Fair Value	196.9	875.4
Other Investments	896.8	779.0
Total Investments	9,822.7	10,424.1
Cash	547.4	206.1
Receivables from Policyholders (Allowance for Credit Losses: 2021 - $11.3 ; 2020 - $20.9)	1,260.9	1,194.5
Other Receivables	225.4	222.4
Deferred Policy Acquisition Costs	611.7	589.3
Goodwill	1,114.0	1,114.0
Current Income Tax Assets	65.6	15.6
Other Assets	556.0	575.9
Total Assets	$14,203.7	$14,341.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,541.6	$3,527.5
Property and Casualty	1,999.5	1,982.5
Total Insurance Reserves	5,541.1	5,510.0
Unearned Premiums	1,713.0	1,615.1
Policyholder Obligations	466.5	467.0
Deferred Income Tax Liabilities	227.6	285.7
Accrued Expenses and Other Liabilities	793.8	727.9
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2021 - $1,213.3; 2020 - $1,247.8)	1,122.6	1,172.8
Total Liabilities	9,864.6	9,778.5
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 65,016,340 Shares Issued and Outstanding at March 31, 2021 and 65,436,207 Shares Issued and Outstanding at December 31, 2020	6.5	6.5
Paid-in Capital	1,802.1	1,805.2
Retained Earnings	2,140.0	2,071.2
Accumulated Other Comprehensive Income	390.5	680.5
Total Shareholders’ Equity	4,339.1	4,563.4
Total Liabilities and Shareholders’ Equity	$14,203.7	$14,341.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Cash Flows from Operating Activities:
Net Income	$123.2	$64.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gains) Losses	(13.8)	(16.5)
Impairment Losses	4.0	12.0
Depreciation and Amortization of Property, Equipment and Software	11.1	8.0
Amortization of Intangibles Assets Acquired	3.2	4.7
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(18.1)	(0.7)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	15.4	—
(Increase) Decrease in Value of Equity and Convertible Securities	(52.2)	117.8
Changes in:
Receivables from Policyholders	(66.7)	(94.3)
Reinsurance Recoverables	5.0	9.8
Deferred Policy Acquisition Costs	(21.3)	(13.8)
Insurance Reserves	29.8	(29.4)
Unearned Premiums	97.9	75.9
Income Taxes	(37.3)	14.7
Other Assets and Liabilities	60.4	(89.9)
Net Cash Provided by Operating Activities	140.6	62.3
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	291.2	225.5
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	27.3	372.1
Real Estate Investments	—	1.9
Mortgage Loans	12.8	8.5
Other Investments	7.0	4.0
Purchases of Investments:
Fixed Maturities	(503.2)	(393.9)
Equity Securities	(12.5)	(290.0)
Real Estate Investments	(0.2)	(0.1)
Corporate-owned Life Insurance	(100.0)	(100.0)
Mortgage Loans	(33.7)	(4.6)
Other Investments	(50.1)	(9.2)
Net Sales (Purchases) of Short-term Investments	677.4	301.8
Acquisition of Software and Long-lived Assets	(9.2)	(20.1)
Other	4.9	(1.9)
Net Cash Provided by Investing Activities	311.7	94.0
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(50.0)	—
Proceeds from Policyholder Obligations	60.7	156.6
Repayment of Policyholder Obligations	(61.5)	(36.2)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.2	1.0
Common Stock Repurchases	(42.1)	(95.9)
Dividends and Dividend Equivalents Paid	(21.0)	(20.0)
Other	1.7	2.7
Net Cash (Used in) Provided by Financing Activities	(111.0)	8.2
Increase in Cash	341.3	164.5
Cash, Beginning of Year	206.1	136.8
Cash, End of Period	$547.4	$301.3
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Income	—	—	—	123.2	—	123.2
Other Comprehensive Income, Net of Taxes (Note 8)	—	—	—	—	(290.0)	(290.0)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(21.0)	—	(21.0)
Repurchases of Common Stock (Note 9)	(0.6)	—	(16.4)	(30.7)	—	(47.1)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.2	—	—	1.2
Equity-based Compensation Cost	—	—	12.3	—	—	12.3
Equity-based Awards, Net of Shares Exchanged	0.2	—	(0.2)	(2.7)	—	(2.9)
Balance, March 31, 2021	65.0	$6.5	$1,802.1	$2,140.0	$390.5	$4,339.1

	Three Months Ended March 31, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income	—	—	—	64.0	—	64.0
Other Comprehensive Income, Net of Taxes (Note 8)	—	—	—	—	(161.2)	(161.2)
Cash Dividends and Dividend Equivalents to Shareholders ($0.30 per share)	—	—	—	(20.2)	—	(20.2)
Repurchases of Common Stock	(1.5)	(0.1)	(40.7)	(60.4)	—	(101.2)
Issuance of Common Stock, Net of Transaction Costs (Note 9)	—	—	1.0	—	—	1.0
Equity-based Compensation Cost	—	—	7.3	—	—	7.3
Equity-based Awards, Net of Shares Exchanged	0.2	(0.1)	1.4	(2.5)	—	(1.2)
Balance, March 31, 2020	65.4	$6.5	$1,788.2	$1,791.2	$174.9	$3,760.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies
The unaudited interim Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information pursuant to the rules and regulations for Form 10-Q and Article 10 of Regulation S-X of the SEC and include the accounts of Kemper Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation.
Certain financial information that is included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The preparation of interim financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, annualizing the results of operations for the three months ended March 31, 2021 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2020.
As of March 31, 2021, the Company has elected to display its investments in Alternative Energy Partnerships in the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets as Change in Value of Alternative Energy Partnership Investments and Alternative Energy Partnership Investments, respectively. These were previously reported in Net Investment Income on the Condensed Consolidated Statements of Income and in Equity Method Limited Liability Investments on the Condensed Consolidated Balance Sheets. Impacts to prior period presentation are not material.
Adoption of New Accounting Guidance
Guidance Adopted in 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Further, ASU 2019-12 clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of ASU 2019-12 did not have a material effect on the Company’s interim Condensed Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of ASU 2020-01 did not have a material effect on the Company’s interim Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance in ASU 2020-04, if elected, shall apply to contract modifications if the terms that are modified

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)

directly replace, or have the potential to replace, a reference rate with another interest rate index. If other terms are contemporaneously modified in a manner that changes, or has the potential to change, the amount or timing of contractual cash flows, the guidance in ASU 2020-04 shall apply only if those modifications are related to the replacement of a reference rate. ASU 2020-04 is effective for contract modifications made between March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material effect on the Company’s interim Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies that an entity should re-evaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of ASU 2020-08 did not have a material effect on the Company’s interim Condensed Consolidated Financial Statements.

The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2021. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2021 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
Guidance Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of ASU 2018-12 by one year for public business entities. ASU 2018-12 is now effective for fiscal years beginning after December 15, 2022, and interim periods within those annual periods. The amendments in ASU 2018-12 (i) require cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited pay long duration contracts to be updated at least annually with the recognition and remeasurement recorded in net income, (ii) simplify the amortization of deferred acquisition costs to be amortized on a constant level basis over the expected term of the contract, (iii) require all market risk benefits to be measured at fair value, and (iv) enhance certain presentation and disclosure requirements which include disaggregated rollforwards for liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, deferred acquisition costs, and information about significant inputs, judgments and methods used in the measurement. The Company plans to adopt using the modified retrospective transition method and is currently evaluating the impact of this guidance on its financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2 - Net Income Per Unrestricted Share
The Company’s awards of deferred stock units granted to Kemper’s non-employee directors prior to 2019 contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income Per Unrestricted Share and Diluted Net Income Per Unrestricted Share for the three months ended March 31, 2021 and 2020 is presented below.

	Three Months Ended
(Dollars in Millions, except per share amounts)	Mar 31, 2021	Mar 31, 2020
Net Income	$123.2	$64.0
Less Net Income Attributed to Participating Awards	0.1	0.1
Net Income Attributed to Unrestricted Shares	123.1	63.9
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Net Income Attributed to Unrestricted Shares	$123.1	$63.9
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	65,424.6	66,515.9
Equity-based Compensation Equivalent Shares	1,128.2	458.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,552.8	66,974.2
(Per Unrestricted Share in Whole Dollars)
Basic Net Income Per Unrestricted Share	$1.88	$0.96
Diluted Net Income Per Unrestricted Share	$1.85	$0.95
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2021 and 2020, because the effect of inclusion would be anti-dilutive, is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2021	Mar 31, 2020
Equity-based Compensation Equivalent Shares	1,212.8	828.9
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,212.8	828.9
Note 3 - Business Segments
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3 - Business Segments (continued)
Earned Premiums by product line for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Specialty Property & Casualty Insurance:
Specialty Automobile	$785.4	$753.2
Commercial Automobile	92.2	69.3
Preferred Property & Casualty Insurance:
Personal Automobile	103.0	114.9
Homeowners	50.8	56.8
Other Personal Lines	8.4	9.2
Life & Health Insurance:
Life	98.1	97.2
Accident and Health	47.4	49.4
Property	15.5	16.4
Total Earned Premiums	$1,200.8	$1,166.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$877.6	$822.5
Net Investment Income	35.0	28.8
Change in Value of Alternative Energy Partnership Investments	(7.3)	—
Other Income	0.9	0.9
Total Specialty Property & Casualty Insurance	906.2	852.2
Preferred Property & Casualty Insurance:
Earned Premiums	162.2	180.9
Net Investment Income	15.9	9.7
Change in Value of Alternative Energy Partnership Investments	(4.1)	—
Total Preferred Property & Casualty Insurance	174.0	190.6
Life & Health Insurance:
Earned Premiums	161.0	163.0
Net Investment Income	51.1	51.0
Change in Value of Alternative Energy Partnership Investments	(4.0)	—
Other Income	0.1	0.1
Total Life & Health Insurance	208.2	214.1
Total Segment Revenues	1,288.4	1,256.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	52.2	(117.8)
Net Realized Gains on Sales of Investments	13.8	16.5
Impairment Losses	(4.0)	(12.0)
Other	1.6	85.4
Total Revenues	$1,352.0	$1,229.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3 - Business Segments (continued)
Segment Operating Income, including a reconciliation to Income before Income Taxes, for the three months ended March 31, 2021 and 2020 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$85.2	$75.0
Preferred Property & Casualty Insurance	3.0	23.0
Life & Health Insurance	(0.8)	26.5
Total Segment Operating Income (Loss)	87.4	124.5
Corporate and Other Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	89.4
Other	(11.5)	(11.1)
Corporate and Other Operating Income (Loss)	(11.5)	78.3
Adjusted Consolidated Operating Income (Loss)	75.9	202.8
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	52.2	(117.8)
Net Realized Gains on Sales of Investments	13.8	16.5
Impairment Losses	(4.0)	(12.0)
Acquisition Related Transaction, Integration and Other Costs	(16.3)	(11.8)
Income before Income Taxes	$121.6	$77.7

Segment Net Operating Income, including a reconciliation to Net Income, for the three months ended March 31, 2021 and 2020 was:

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2021	Mar 31, 2020
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$80.1	$60.1
Preferred Property & Casualty Insurance	9.6	18.4
Life & Health Insurance	7.3	22.3
Total Segment Net Operating Income (Loss)	97.0	100.8
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6
Other	(9.8)	(8.5)
Total Corporate and Other Net Operating Income (Loss)	(9.8)	62.1
Adjusted Consolidated Net Operating Income (Loss)	87.2	162.9
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	41.2	(93.1)
Net Realized Gains on Sales of Investments	10.9	13.0
Impairment Losses	(3.2)	(9.5)
Acquisition Related Transaction, Integration and Other Costs	(12.9)	(9.3)
Net Income	$123.2	$64.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2021 and 2020 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,982.5	$1,969.8
Less Reinsurance Recoverables at Beginning of Year	50.1	65.6
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,932.4	1,904.2
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	—
Incurred Losses and LAE Related to:
Current Year	777.0	738.1
Prior Years	0.1	0.9
Total Incurred Losses and LAE	777.1	739.0
Paid Losses and LAE Related to:
Current Year	258.0	257.0
Prior Years	500.3	505.8
Total Paid Losses and LAE	758.3	762.8
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,951.2	1,880.4
Plus Reinsurance Recoverables at End of Period	48.3	61.2
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,999.5	$1,941.6
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
For the three months ended March 31, 2021, the Company increased its property and casualty insurance reserves by $0.1 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $4.0 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $3.0 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $1.3 million due primarily to the emergence of more adverse patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $2.6 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $2.3 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.
For the three months ended March 31, 2020, the Company decreased its property and casualty insurance reserves by $0.9 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $18.0 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Commercial automobile loss and LAE reserves developed favorably by $12.5 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to the 2018 accident year. Preferred personal automobile insurance loss and LAE reserves developed favorably by $2.1 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance related to 2018 and 2017 accident years. Homeowners insurance loss and LAE reserves developed favorably by $5.0 million primarily due to the net of reinsurance impact from the sale of subrogation rights related to the 2017 and 2018 California Wildfires. Other lines loss and LAE reserves developed favorably by $1.8 million due primarily to the emergence of more favorable loss patterns than expected for the 2018 and 2017 accident years.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4 - Property and Casualty Insurance Reserves (continued)
The Company cannot predict whether loss and LAE reserves will develop favorably or adversely from the amounts reported in the Company’s Condensed Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s Condensed Consolidated Shareholders’ Equity, but could have a material effect on the Company’s consolidated financial results for a given period.
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the three months ended March 31, 2021.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,194.5	$20.9
Provision for Expected Credit Losses		12.8
Write-offs of Uncollectible Receivables from Policyholders		(22.4)
Balance at End of Period	$1,260.9	$11.3
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the three months ended March 31, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,117.1	$22.3
Provision for Expected Credit Losses		11.9
Write-offs of Uncollectible Receivables from Policyholders		(11.1)
Balance at End of Period	$1,219.1	$23.1
Note 5 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2021 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$498.0	$35.7	$(1.3)	$—	$532.4
States and Political Subdivisions	1,538.6	140.9	(11.6)	—	1,667.9
Foreign Governments	6.3	—	(1.2)	(0.3)	4.8
Corporate Securities:
Bonds and Notes	3,886.3	419.2	(30.4)	(4.3)	4,270.8
Redeemable Preferred Stocks	7.0	0.1	(0.1)	—	7.0
Collateralized Loan Obligations	791.0	2.4	(10.5)	—	782.9
Other Mortgage- and Asset-backed	202.4	11.3	(0.1)	—	213.6
Investments in Fixed Maturities	$6,929.6	$609.6	$(55.2)	$(4.6)	$7,479.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5 - Investments (continued)
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
Other Receivables included $23.7 million and $5.1 million of unsettled sales of Investments in Fixed Maturities at March 31, 2021 and December 31, 2020, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $54.7 million and $4.3 million at March 31, 2021 and December 31, 2020, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2021 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$81.4	$84.6
Due after One Year to Five Years	1,049.7	1,111.0
Due after Five Years to Ten Years	1,570.2	1,691.0
Due after Ten Years	2,878.0	3,219.5
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,350.3	1,373.3
Investments in Fixed Maturities	$6,929.6	$7,479.4
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2021 consisted of securities issued by the Government National Mortgage Association with a fair value of $361.3 million, securities issued by the Federal National Mortgage Association with a fair value of $4.8 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $11.7 million and securities of other non-governmental issuers with a fair value of $995.5 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2021 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$21.0	$(1.3)	$0.1	$—	$21.1	$(1.3)
States and Political Subdivisions	335.7	(11.6)	0.7	—	336.4	(11.6)
Foreign Governments	0.2	(0.1)	2.2	(1.1)	2.4	(1.2)
Corporate Securities:
Bonds and Notes	559.1	(25.8)	59.6	(4.6)	618.7	(30.4)
Redeemable Preferred Stocks	5.4	(0.1)	—	—	5.4	(0.1)
Collateralized Loan Obligations	42.1	(0.2)	320.8	(10.3)	362.9	(10.5)
Other Mortgage- and Asset-backed	17.3	(0.1)	0.1	—	17.4	(0.1)
Total Fixed Maturities	$980.8	$(39.2)	$383.5	$(16.0)	$1,364.3	$(55.2)
Investment-grade fixed maturity investments comprised $39.8 million and below-investment-grade fixed maturity investments comprised $15.4 million of the unrealized losses on investments in fixed maturities at March 31, 2021. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 9% of the amortized cost basis of the investment.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5 - Investments (continued)
At March 31, 2021 and December 31, 2020, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at March 31, 2021 and December 31, 2020. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Impairment Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for three months ended March 31, 2021.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Period	$0.3	$3.0	$3.3
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	1.3	1.3
Reduction Due to Sales	—	(0.3)	(0.3)
Net Increase (Decrease) in Allowance on Previously Impaired Securities	0.2	0.3	0.5
Write-offs Charged Against Allowance	(0.2)	—	(0.2)
End of the Period	$0.3	$4.3	$4.6
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the three months ended March 31, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$—	$—	$—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	1.1	3.5	4.6
Reduction Due to Sales	—	—	—
Net Increase (Decrease) in Allowance on Previously Impaired Securities	—	—	—
Write-offs Charged Against Allowance	—	—	—
End of the Period	$1.1	$3.5	$4.6
Equity Securities
Investments in Equity Securities at Fair Value were $897.4 million and $858.5 million at March 31, 2021 and December 31, 2020, respectively. Net unrealized gains arising during the three months ended March 31, 2021 and recognized in earnings, related to such investments still held as of March 31, 2021, were $56.5 million.
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5 - Investments (continued)
the carrying value due to observable transactions for the three months ended March 31, 2021. The Company recognized an impairment of $0.8 million on Equity Securities at Modified Cost for the three months ended March 31, 2021 as a result of the Company’s qualitative impairment analysis. The Company has recognized $0.5 million of cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $6.7 million of cumulative impairments on Equity Securities at Modified Cost held as of March 31, 2021.
There were no unsettled sales or purchases of Investments in Equity Securities at March 31, 2021 and December 31, 2020.
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
The Company’s maximum exposure to loss at March 31, 2021 is limited to the total carrying value of $219.2 million. In addition, the Company had outstanding commitments totaling approximately $94.6 million to fund Equity Method Limited Liability Investments at March 31, 2021. At March 31, 2021, 4.3% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 11.0% was reported with a one month lag and the remainder was reported with more than a one month lag.
Alternative Energy Partnership Investments
Alternative Energy Partnership Investments include partnerships formed to invest in newly installed residential solar leases and power purchase agreements. As a result of this investment, the Company has the right to certain investment tax credits and tax depreciation benefits, and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. The Hypothetical Liquidation at Book Value (“HLBV”) equity method of accounting is used for the Company’s investments in Alternative Energy Partnership Investments.
The Company’s maximum exposure to loss at March 31, 2021 is limited to the total carrying value of $54.4 million. In addition, the Company had outstanding commitments totaling approximately $31.5 million to fund Alternative Energy Partnership Investments at March 31, 2021. Alternative Energy Partnership Investments are reported on a three month lag.
Other Investments
The carrying values of the Company’s Other Investments at March 31, 2021 and December 31, 2020 were:

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Company-owned Life Insurance	$429.5	$327.4
Loans to Policyholders at Unpaid Principal	295.1	297.9
Real Estate at Depreciated Cost	98.0	98.7
Mortgage Loans and Other	74.2	55.0
Total	$896.8	$779.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5 - Investments (continued)
Net Investment Income
Net Investment Income for the three months ended March 31, 2021 and 2020 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Investment Income (Loss):
Interest on Fixed Income Securities	$69.0	$71.0
Dividends on Equity Securities Excluding Alternative Investments	2.1	4.3
Alternative Investments:
Equity Method Limited Liability Investments	22.5	1.8
Limited Liability Investments Included in Equity Securities	4.5	3.8
Total Alternative Investments	27.0	5.6
Short-term Investments	1.2	1.6
Loans to Policyholders	5.5	5.6
Real Estate	2.4	2.5
Other	4.7	4.2
Total Investment Income	111.9	94.8
Investment Expenses:
Real Estate	2.1	2.6
Other Investment Expenses	6.7	6.6
Total Investment Expenses	8.8	9.2
Net Investment Income	$103.1	$85.6
Gross gains and losses on sales of investments in fixed maturities for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Fixed Maturities:
Gains on Sales	$13.2	$15.9
Losses on Sales	(1.1)	(1.1)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities as available-for-sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the net asset value practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Condensed Consolidated Balance Sheets.
The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheets at March 31, 2021 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$133.0	$399.4	$—	$—	$532.4
States and Political Subdivisions	—	1,667.9	—	—	1,667.9
Foreign Governments	—	4.8	—	—	4.8
Corporate Securities:
Bonds and Notes	—	3,856.3	414.5	—	4,270.8
Redeemable Preferred Stock	—	1.3	5.7	—	7.0
Collateralized Loan Obligations	—	782.9	—	—	782.9
Other Mortgage and Asset-backed	—	204.6	9.0	—	213.6
Total Investments in Fixed Maturities	133.0	6,917.2	429.2	—	7,479.4
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	38.6	—	—	38.6
Other Industries	—	16.0	—	—	16.0
Common Stocks:
Finance, Insurance and Real Estate	6.8	1.7	—	—	8.5
Other Industries	2.8	—	0.1	—	2.9
Other Equity Interests:
Exchange Traded Funds	522.5	—	—	—	522.5
Limited Liability Companies and Limited Partnerships	—	—	—	308.9	308.9
Total Investments in Equity Securities at Fair Value	532.1	56.3	0.1	308.9	897.4
Convertible Securities at Fair Value	—	42.6	—	—	42.6
Total	$665.1	$7,016.1	$429.3	$308.9	$8,419.4
At March 31, 2021, the Company had unfunded commitments to invest an additional $124.1 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2020 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$134.0	$451.3	$—	$—	$585.3
States and Political Subdivisions	—	1,589.5	—	—	1,589.5
Foreign Governments	—	5.2	—	—	5.2
Corporate Securities:
Bonds and Notes	—	3,992.4	433.0	—	4,425.4
Redeemable Preferred Stocks	—	1.3	6.2	—	7.5
Collateralized Loan Obligations	—	767.7	—	—	767.7
Other Mortgage and Asset-backed	—	215.3	10.0	—	225.3
Total Investments in Fixed Maturities	134.0	7,022.7	449.2	—	7,605.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	43.7	—	—	43.7
Other Industries	—	15.4	—	—	15.4
Common Stocks:
Finance, Insurance and Real Estate	8.7	1.7	—	—	10.4
Other Industries	0.4	—	—	—	0.4
Other Equity Interests:
Exchange Traded Funds	496.4	—	—	—	496.4
Limited Liability Companies and Limited Partnerships	—	—	—	292.2	292.2
Total Investments in Equity Securities at Fair Value	505.5	60.8	—	292.2	858.5
Other Investments:
Convertible Securities at Fair Value	—	39.9	—	—	39.9
Total	$639.5	$7,123.4	$449.2	$292.2	$8,504.3
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
(Unaudited)
Note 6 - Fair Value Measurements (continued)
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at March 31, 2021.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$251.7	0.9%	-	12.0%	3.4%
Non-investment-grade:
Senior Debt	Market Yield	95.4	0.9	-	19.3	9.7
Junior Debt	Market Yield	59.1	2.2	-	27.9	14.5
Other	Various	23.0
Total Level 3 Fixed Maturity Investments		$429.2
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2020.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$246.7	1.4%	-	13.0%	3.8%
Non-investment-grade:
Senior Debt	Market Yield	111.1	2.4	-	23.4	9.5
Junior Debt	Market Yield	64.6	3.1	-	27.9	13.7
Other	Various	26.8
Total Level 3 Fixed Maturity Investments		$449.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 - Fair Value Measurements (continued)
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par, unless callable at a premium, if the security is currently callable.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2021 is presented below.

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Year	$433.0	$—	$6.2	$—	$10.0	$449.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(1.1)	—	—	—	—	(1.1)
Included in Other Comprehensive Income (Loss)	(3.7)	—	(0.5)	—	(0.8)	(5.0)
Purchases	17.8	—	—	—	—	17.8
Settlements	—	—	—	—	—	—
Sales	(30.9)	—	—	—	(0.2)	(31.1)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(0.6)	—	—	—	—	(0.6)
Balance at End of Period	$414.5	$—	$5.7	$—	$9.0	$429.2
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6 - Fair Value Measurements (continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	March 31, 2021		December 31, 2020
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$295.1	$295.1	$297.9	$297.9
Short-term Investments	196.9	196.9	875.4	875.4
Mortgage Loans	73.2	73.2	54.6	54.6
Financial Liabilities:
Long-term Debt	$1,122.6	$1,213.3	$1,172.8	$1,247.8
Policyholder Obligations	407.5	407.5	407.8	407.8
The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The fair value measurement of Mortgage Loans is estimated using inputs that are considered Level 2 measurements. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

Note 7 - Variable Interest Entities

The Company invests in an Alternative Energy Partnership formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. This entity was formed to invest in newly installed residential solar leases and power purchase agreements. As a result of this investment, the Company has the right to certain investment tax credits and tax depreciation benefits, and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time.
The Company’s interest in Alternative Energy Partnership Investments is considered an investment in a variable interest entity (“VIE”). To determine whether the investment should be consolidated in the Condensed Consolidated Financial Statements, the Company evaluates whether it is the primary beneficiary of the VIE. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance of the entity and therefore is not required to consolidate the VIE. The project sponsor governs the entity and the Company only has consent rights that have been deemed protective in nature and does not participate in key economic decisions of the entity.
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Condensed Consolidated Balance Sheets. The Company uses the accounting methodology known as Hypothetical Liquidation at Book Value (“HLBV”) to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments on the Condensed Consolidated Statements of Income.
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments as of the periods indicated:

($ in millions)	Mar 31, 2021	Dec 31, 2020
Fundings	$48.5	$20.0
Cash distribution from investment	—	—
Gain (loss) on investments in Alternative Energy Partnership	(15.4)	—
Income tax credits recognized	28.4	3.6
Tax expense (benefit) recognized from HLBV application	0.2	(0.4)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7 - Variable Interest Entities (continued)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of the dates indicated:

($ in millions)	Mar 31, 2021
Cash	$7.2
Equipment, net of depreciation	54.4
Other assets	0.6
Total unconsolidated assets	62.2
Maximum loss exposure	54.4
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $54.4 million, which is the carrying value of the investment at March 31, 2021.
Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) and AOCI for the three months ended March 31, 2021 were:

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	730.6	$(2.1)	$(45.7)	$(2.3)	$680.5
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	(281.5)	(1.7)	0.8	0.1	(282.3)
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(7.7)	—	—	—	(7.7)
Other Comprehensive Income (Loss), Net of Tax	(289.2)	(1.7)	0.8	0.1	(290.0)
Balance at End of Period	$441.4	$(3.8)	$(44.9)	$(2.2)	$390.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The pre-tax components of the Other Comprehensive Income (Loss) and the related Income Tax Benefit (Expense) for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	$(354.2)	$(198.0)
Income Tax Benefit (Expense)	72.7	41.6
Net of Taxes	(281.5)	(156.4)

Having Credit Losses Recognized in Condensed Consolidated Statements of Income	(2.1)	(2.9)
Income Tax Benefit (Expense)	0.4	0.6
Net of Taxes	(1.7)	(2.3)

Reclassification Adjustment for Amounts Included in Net Income	(9.8)	(3.9)
Income Tax Benefit (Expense)	2.1	0.8
Net of Taxes	(7.7)	(3.1)

Changes in Net Unrecognized Postretirement Benefit Costs	0.3	0.7
Income Tax Benefit (Expense)	0.5	(0.2)
Net of Taxes	0.8	0.5

Changes in Gain (Loss) on Cash Flow Hedges	0.1	0.1
Income Tax Benefit (Expense)	—	—
Net of Taxes	0.1	0.1

Total Other Comprehensive Income (Loss) Before Income Taxes	(365.7)	(204.0)
Total Income Tax Benefit (Expense)	75.7	42.8
Total Other Comprehensive Income (Loss), Net of Taxes	$(290.0)	$(161.2)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$13.8	$15.9
Impairment Losses	(4.0)	(12.0)
Total Before Income Taxes	9.8	3.9
Income Tax Benefit (Expense)	(2.1)	(0.8)
Reclassification from AOCI, Net of Income Taxes	7.7	3.1
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(0.3)	(0.7)
Income Tax Benefit (Expense)	(0.5)	0.1
Reclassification from AOCI, Net of Income Taxes	(0.8)	(0.6)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.1)	(0.1)
Income Tax Benefit (Expense)	—	—
Reclassification from AOCI, Net of Income Taxes	(0.1)	(0.1)
Total Reclassification from AOCI to Net Income	$6.8	$2.4
Note 9 - Shareholders’ Equity
Common Stock Repurchases
During the three months ended March 31, 2021, Kemper repurchased and retired approximately 590,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $47.1 million and average cost per share of $79.36. Of the total shares repurchased, approximately 540,000 were repurchased under a trading plan that was executed by Kemper under Rule 10b5-1 under the Securities Exchange Act of 1934.
During the three months ended March 31, 2020, Kemper repurchased and retired approximately 1,500,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $101.2 million and an average cost per share of $67.98. Of the total shares repurchased, approximately 925,000 were repurchased under a trading plan that was executed by Kemper under Rule 10b5-1 under the Securities Exchange Act of 1934.
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million as of December 31, 2020. As of March 31, 2021, the remaining share repurchase authorization was $286.2 million under the repurchase program.
Employee Stock Purchase Plan
During the second quarter of 2019, Kemper’s stockholders approved the adoption of the Kemper Employee Stock Purchase Plan (“ESPP”) and the reservation of 1,300,000 shares of Kemper’s common stock for issuance under the ESPP.
Under the ESPP, the Company issued 14,878 shares on March 31, 2021 at a discounted price of $67.76 per share and 13,214 shares on March 31, 2020 at a discounted price of $63.21. Compensation costs charged against income were $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 3,175 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of Employee Retirement Income Security Act of 1974 (“ERISA”).
The components of Pension Income for the Pension Plan for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Interest Cost on Projected Benefit Obligation	$1.8	$4.5
Expected Return on Plan Assets	(2.3)	(7.3)
Amortization of Net Actuarial Loss	0.7	1.5
Total Pension (Benefit) Expense	$0.2	$(1.3)
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 575 retired and 500 active employees.
The components of OPEB benefits for the OPEB Plans for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Service Cost	$0.1	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	—	0.1
Amortization of Prior Service Credit	(0.3)	(0.3)
Amortization of Net Gain	(0.4)	(0.5)
Total OPEB (Benefit) Expense	$(0.6)	$(0.6)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Income.
Note 11 - Policyholder Obligations
Policyholder Obligations at March 31, 2021 and December 31, 2020 were as follows:

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
FHLB Funding Agreements	$407.5	$407.8
Other	59.0	59.2
Total	$466.5	$467.0
Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the Federal Home Loan Bank (“FHLB”) of Chicago in exchange for cash, which it uses for spread lending purposes. During the three months ended March 31, 2021, United Insurance received advances of $60.5 million from the FHLB of Chicago and made repayments of $60.8 million under the spread lending program.
When a funding agreement is issued, United Insurance is then required to post collateral in the form of eligible securities including mortgage-backed, government, and agency debt instruments for each of the advances that are entered. The fair value

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11 - Policyholder Obligations (continued)
of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Upon any event of default by United Insurance, the FHLB’s recovery on the collateral is limited to the amount of United Insurance’s liability under the funding agreements to the FHLB of Chicago.
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at March 31, 2021 and December 31, 2020 is presented below.

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Liability under Funding Agreements	$407.5	$407.8
Fair Value of Collateral Pledged	510.5	530.5
FHLB of Chicago Common Stock Owned at Cost	11.8	11.8
Note 12 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $0.8 million of remaining unamortized costs under the credit agreement, is being amortized over the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either March 31, 2021 or December 31, 2020.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at March 31, 2021 and December 31, 2020 was:

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Term Loan due July 5, 2023	$—	$49.9
5.000% Senior Notes due September 19, 2022	277.9	278.3
4.350% Senior Notes due February 15, 2025	448.9	448.8
2.400% Senior Notes due September 30, 2030	395.8	395.8
Total Long-term Debt Outstanding	$1,122.6	$1,172.8
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). On July 5, 2019, the Company borrowed $49.9 million, net of debt issuance costs, under the 2023 Term Loan, with a final maturity date of July 5, 2023 (and a mutual option to extend the maturity date by one year). On March 16, 2021, the Company repaid all outstanding borrowings and accrued interest on the 2023 Term Loan in the amount of $50.0 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12 - Debt (continued)
5.000% Senior Notes Due 2022
The liabilities of Infinity Property and Casualty Corporation (“Infinity”) at the date of Infinity’s acquisition included $275.0 million principal amount, 5.000% Senior Notes due September 19, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were recorded at fair value as of the acquisition date, $282.1 million, with the $7.1 million premium being amortized as a reduction to interest expense over the remaining term, resulting in an effective interest rate of 4.36%. On November 30, 2018, Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 2022 Senior Notes.
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”). Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
2.400% Senior Notes Due 2030
Kemper has $400.0 million aggregate principal of 2.400% senior notes due September 30, 2030 (the “2030 Senior Notes”). The net proceeds of issuance were $395.8 million, net of discount and transaction costs for an effective yield of 2.52%. The 2030 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time, at Kemper’s option, at specified redemption prices.
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and Alliance are members of the FHLBs of Chicago, Dallas and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread leading purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at March 31, 2021 or December 31, 2020. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread leading program, see Note 11, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $11.1 million for the three months ended March 31, 2021. Interest paid, including facility fees, was $21.7 million for the three months ended March 31, 2021. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $7.5 million for the three months ended March 31, 2020. Interest paid, including facility fees, was $17.1 million for the three months ended March 31, 2020.
Note 13 - Leases
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Operating Lease Right-of-Use Assets	$66.5	$68.6
Operating Lease Liabilities	87.6	89.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13 - Leases (continued)

Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.1	$0.1
Operating Lease Cost	5.1	5.6
Short-Term Lease Cost (1)	0.9	—
Total Lease Cost	$6.1	$5.7
(1) - Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
(2) - Sublease income consists of rent from third parties of office space and is recognized as part of other income in the Condensed Consolidated Statements of Income.
Other Information on Operating Leases

Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Operating Cash Flows from Operating Lease (Fixed Payments)	$5.4	$5.3
Operating Cash Flows from Operating Lease (Liability Reduction)	4.6	4.7
Financing Cash Flows from Finance Leases	0.1	0.1
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	2.3	11.3
Significant judgments and assumptions for determining lease asset and liability at March 31, 2021 and 2020 are presented below.

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Weighted-average Remaining Lease Term - Finance Leases	0.5 years	1.4 years
Weighted-average Remaining Lease Term - Operating Leases	6.6 years	7.0 years
Weighted-average Discount Rate - Finance Leases	4.0%	4.0%
Weighted-average Discount Rate - Operating Leases	4.0%	3.8%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13 - Leases (continued)
Future minimum lease payments under finance and operating leases at March 31, 2021 are presented below.

(Dollars in Millions)	Finance Leases	Operating Leases
Remainder of 2021	$0.1	$17.5
2022	—	22.0
2023	—	19.3
2024	—	13.9
2025	—	9.1
2026 and Thereafter	—	24.2
Total Future Payments	$0.1	$106.0
Less Imputed Interest	—	18.4
Present Value of Minimum Lease Payments	$0.1	$87.6
Note 14 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to March 31, 2022. Tax years 2018 and 2019 are subject to a statute of three years from the extended due dates of October 15, 2019 and 2020, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
There were no unrecognized tax benefits at March 31, 2021 or December 31, 2020. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Income taxes paid, net of refunds received, were $30.1 million for the three months ended March 31, 2021. Income taxes paid, net of refunds received, were less than $0.1 million for the three months ended March 31, 2020.
Note 15 - Contingencies
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman and a member of the board of directors of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provided investment management services to the Pension Plan. As part of the Pension Plan’s partial settlement of the pension obligations in 2020, the Pension Plan disposed of all assets managed by FS&C. Accordingly, the agreement between the Pension Plan and FS&C was terminated effective January 31, 2021.
Note 17 - Subsequent Events
On April 1, 2021 Kemper completed the acquisition of American Access Casualty Company and its related captive insurance agency, Newins Insurance Agency Holdings, LLC, and its subsidiaries (collectively “AAC”). Pursuant to the agreement dated November 22, 2020, Kemper paid AAC’s equity holders total cash consideration of approximately $370.0 million.
AAC, headquartered in Downers Grove, Illinois, provides specialty private passenger auto insurance in Arizona, Illinois, Indiana, Nevada, and Texas. AAC wrote over $350.0 million of direct premiums in 2020 through a network of approximately 600 independent agents and over 110 captive agents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income was $123.2 million ($1.88 per unrestricted common share) for the three months ended March 31, 2021, compared to $64.0 million ($0.96 per unrestricted common share) for the same period in 2020.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company's results of operations. The Company incurred additional expenses associated with COVID-19 and related economic conditions. The Company’s investment results were also negatively impacted by the disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1and Item 1A., Risk Factors, of Part II of this Quarterly Report on Form 10-Q.
A reconciliation of Net Income to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the three months ended March 31, 2021 and 2020 is presented below.

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2021	Mar 31, 2020	Increase (Decrease)
Net Income	$123.2	$64.0	$59.2
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	41.2	(93.1)	134.3
Net Realized Gains on Sales of Investments	10.9	13.0	(2.1)
Impairment Losses	(3.2)	(9.5)	6.3
Acquisition Related Transaction, Integration and Other Costs	(12.9)	(9.3)	(3.6)
Adjusted Consolidated Net Operating Income (Loss)	$87.2	$162.9	$(75.7)

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$80.1	$60.1	$20.0
Preferred Property & Casualty Insurance	9.6	18.4	(8.8)
Life & Health Insurance	7.3	22.3	(15.0)
Total Segment Net Operating Income (Loss)	97.0	100.8	(3.8)
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6	(70.6)
Other	(9.8)	(8.5)	(1.3)
Corporate and Other Net Operating Income (Loss)	(9.8)	62.1	(71.9)
Adjusted Consolidated Net Operating Income	$87.2	$162.9	$(75.7)
Net Income
Net Income increased by $59.2 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to income from change in fair value of equity and convertible securities, partially offset by lower Adjusted Consolidated Net Operating Income. Adjusted Consolidated Net Operating Income decreased by $75.7 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to lower Corporate and Other Net Operating Income, Life & Health Insurance Segment Net Operating Income, and Preferred Property & Casualty Insurance Segment Net Operating Income, partially offset by higher Specialty Property & Casualty Segment Insurance Net Operating Income. See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income

Summary of Results (continued)

decreased due primarily to a gain recognized in 2020 for the satisfaction of the remaining balance of a final judgment received by the Company against CSC in connection with an arbitration award against Computer Sciences Corporation(the “CSC Judgment”). The Company’s investment results were favorable in 2021, compared to 2020, by a $134.3 million after-tax increase from the change in fair value of the equity and convertible securities and a $6.3 million after-tax decrease from impairment losses, partially offset by a $2.1 million after-tax decrease from net realized gains on sales of investments. See MD&A, “Investment Results,” for additional discussion.

Revenues
Earned Premiums were $1,200.8 million for the three months ended March 31, 2021, compared to $1,166.4 million for the same period in 2020, an increase of $34.4 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $55.1 million for the three months ended March 31, 2021, compared to the same period in 2020. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $18.7 million for the three months ended March 31, 2021, compared to the same period in 2020. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $17.5 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments and higher levels of investments in fixed income securities, partially offset by lower yields on fixed income securities.
Loss from the change in value of Alternative Energy Partnership Investments was $15.4 million for the three months ended March 31, 2021.
Limited Liability Investments increased by $20.7 million due primarily to a recovery in value that deteriorated in the first half of 2020. Net Investment Income from Alternative Investments related to limited liability investments included in either Equity Securities at Fair Value or Equity Securities at Modified Cost increased by $0.7 million.
Other Income was $1.5 million for the three months ended March 31, 2021, compared to $90.3 million for the same period in 2020. Other Income for the three months ended March 31, 2020 included a gain of $89.4 million related to the satisfaction of the CSC Judgment.
Net Realized Gains on Sales of Investments were $13.8 million for the three months ended March 31, 2021, compared to $16.5 million for the same period in 2020.
Impairment Losses were $4.0 million for the three months ended March 31, 2021, compared to $12.0 million for the same period in 2020.
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

Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the three months ended March 31, 2021 or 2020.

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

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Net Premiums Written	$972.0	$911.2
Earned Premiums	$877.6	$822.5
Net Investment Income	35.0	28.8
Change in Value of Alternative Energy Partnership Investments	(7.3)	—
Other Income	0.9	0.9
Total Revenues	906.2	852.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	650.0	619.8
Catastrophe Losses and LAE	1.7	0.2
Prior Years:
Non-catastrophe Losses and LAE	(1.4)	5.3
Catastrophe Losses and LAE	0.4	0.2
Total Incurred Losses and LAE	650.7	625.5
Insurance Expenses	170.3	152.1
Other Expenses	—	(0.4)
Operating Income (Loss)	85.2	75.0
Income Tax Benefit (Expense)	(5.1)	(14.9)
Segment Net Operating Income (Loss)	$80.1	$60.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.1%	75.4%
Current Year Catastrophe Losses and LAE Ratio	0.2	—
Prior Years Non-catastrophe Losses and LAE Ratio	(0.2)	0.6
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	74.1	76.0
Insurance Expense Ratio	19.4	18.5
Combined Ratio	93.5%	94.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	74.1%	75.4%
Insurance Expense Ratio	19.4	18.5
Underlying Combined Ratio	93.5%	93.9%
Non-GAAP Measure Reconciliation
Combined Ratio	93.5%	94.5%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.2	—
Prior Years Non-catastrophe Losses and LAE Ratio	(0.2)	0.6
Prior Years Catastrophe Losses and LAE Ratio	—	—
Underlying Combined Ratio	93.5%	93.9%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Insurance Reserves:
Non-Standard Automobile	$1,304.7	$1,308.3
Commercial Automobile	257.2	236.5
Insurance Reserves	$1,561.9	$1,544.8
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$799.7	$744.6
Incurred But Not Reported	614.1	653.6
Total Loss and LAE Reserves	1,413.8	1,398.2
Unallocated LAE Reserves	148.1	146.6
Insurance Reserves	$1,561.9	$1,544.8
See MD&A, “Critical Accounting Estimates,” of the 2020 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Income of $80.1 million for the three months ended March 31, 2021, compared to $60.1 million for the same period in 2020. Segment Net Operating Income increased by $20.0 million due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums, favorable loss reserve development, and higher net investment income, partially offset by the impact of higher insurance expense and loss from change in value of Alternative Energy Partnership Investments. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $55.1 million for the three months ended March 31, 2021, compared to the same period in 2020, driven primarily by higher volume. Both of the segment’s product lines had higher volume, driving the period over period earned premiums growth.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $6.2 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to a higher return on Alternative Investments and a higher level of investments, partially offset by lower yields on fixed income securities.
Loss related to Alternative Energy Partnership Investments was $7.3 million for the three months ended March 31, 2021.
Underlying losses and LAE as a percentage of earned premiums were 74.1% in 2021, an improvement of 1.3 percentage points, compared to 2020, due primarily to improvements in claim frequency. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $1.0 million in 2021, compared to adverse development of $5.5 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $1.7 million in 2021, compared to $0.2 million in 2020, a deterioration of $1.5 million.

Specialty Property & Casualty Insurance (continued)
Insurance Expenses were $170.3 million, or 19.4% of earned premiums, in 2021, a deterioration of 0.9 percentage points compared to 2020.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Net Premiums Written	$861.5	$830.3
Earned Premiums	$785.4	$753.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$586.4	$576.0
Catastrophe Losses and LAE	1.6	0.2
Prior Years:
Non-catastrophe Losses and LAE	(4.4)	17.8
Catastrophe Losses and LAE	0.4	0.2
Total Incurred Losses and LAE	$584.0	$594.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.7%	76.5%
Current Year Catastrophe Losses and LAE Ratio	0.2	—
Prior Years Non-catastrophe Losses and LAE Ratio	(0.6)	2.4
Prior Years Catastrophe Losses and LAE Ratio	0.1	—
Total Incurred Loss and LAE Ratio	74.4%	78.9%
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned Premiums from specialty personal automobile insurance increased by $32.2 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE were $584.0 million, or 74.4% of earned premiums in 2021, compared to $594.2 million, or 78.9% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums improved due primarily to an improvement in underlying losses and LAE as a percentage of earned premiums and less adverse loss reserve development. Underlying losses and LAE as a percentage of related earned premiums were 74.7% in 2021, compared to 76.5% in 2020, an improvement of 1.8% points due primarily to improvements in claim frequency. Favorable loss and LAE reserve development was $4.0 million in 2021, compared to adverse development of $18.0 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $1.6 million in 2021, compared to $0.2 million in 2020.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Net Premiums Written	$110.5	$80.9
Earned Premiums	$92.2	$69.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$63.6	$43.8
Catastrophe Losses and LAE	0.1	—
Prior Years:
Non-catastrophe Losses and LAE	3.0	(12.5)
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$66.7	$31.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	68.9%	63.2%
Current Year Catastrophe Losses and LAE Ratio	0.1	—
Prior Years Non-catastrophe Losses and LAE Ratio	3.3	(18.0)
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	72.3%	45.2%
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned Premiums from commercial automobile insurance increased by $22.9 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE were $66.7 million, or 72.3% of earned premiums in 2021, compared to $31.3 million, or 45.2% of earned premiums in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 68.9% in 2021, compared to 63.2% in 2020, a deterioration of 5.7 percentage points due primarily to higher claim frequency. Adverse loss and LAE reserve development was $3.0 million in 2021, compared to favorable reserve development of $12.5 million in 2020.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Net Premiums Written	$154.4	$164.1
Earned Premiums	$162.2	$180.9
Net Investment Income	15.9	9.7
Changes in Value of Alternative Energy Partnership Investments	(4.1)	—
Other Income	—	—
Total Revenues	174.0	190.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	96.2	108.5
Catastrophe Losses and LAE	24.0	4.8
Prior Years:
Non-catastrophe Losses and LAE	0.1	(3.3)
Catastrophe Losses and LAE	(0.3)	(1.1)
Total Incurred Losses and LAE	120.0	108.9
Insurance Expenses	51.0	58.7
Operating Income (Loss)	3.0	23.0
Income Tax Benefit (Expense)	6.6	(4.6)
Segment Net Operating Income (Loss)	$9.6	$18.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	59.3%	59.9%
Current Year Catastrophe Losses and LAE Ratio	14.8	2.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.1	(1.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	(0.6)
Total Incurred Loss and LAE Ratio	74.0	60.2
Insurance Expense Ratio	31.4	32.4
Combined Ratio	105.4%	92.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	59.3%	59.9%
Insurance Expense Ratio	31.4	32.4
Underlying Combined Ratio	90.7%	92.3%
Non-GAAP Measure Reconciliation
Combined Ratio	105.4%	92.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	14.8	2.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.1	(1.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	(0.6)
Underlying Combined Ratio	90.7%	92.3%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2021		Mar 31, 2020
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	11	$8.9	7	$4.8
$5 - $10	—	—	—	—
$10 - $15	—	—	—	—
$15 - $20	1	15.1	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	12	$24.0	7	$4.8
Insurance Reserves

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Insurance Reserves:
Preferred Automobile	$275.9	$281.3
Homeowners	107.6	104.0
Other	30.7	26.3
Insurance Reserves	$414.2	$411.6
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$282.0	$262.2
Incurred But Not Reported	105.6	122.0
Total Loss and LAE Reserves	387.6	384.2
Unallocated LAE Reserves	26.6	27.4
Insurance Reserves	$414.2	$411.6
See MD&A, “Critical Accounting Estimates,” of the 2020 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $9.6 million for the three months ended March 31, 2021, compared to Segment Net Operating Income of $18.4 million for the same period in 2020. Segment Net Operating Income decreased by $8.8 million due primarily to higher catastrophe losses and LAE (excluding loss reserve development) and the impact of adverse loss and LAE reserve development, partially offset by an improvement in underlying losses and LAE as a percentage of earned premiums and higher net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $18.7 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to lower volume. All lines experienced an overall decline in volume, although the overall impact was driven primarily by preferred personal automobile insurance.

Preferred Property & Casualty Insurance (continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $6.2 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to a higher return on Alternative Investments, partially offset by lower yields on fixed income securities.
Loss related to Alternative Energy Partnership Investments was $4.1 million for the three months ended March 31, 2021.
Underlying losses and LAE as a percentage of earned premiums were 59.3% in 2021, an improvement of 0.6 percentage points, compared to 2020. Catastrophe losses and LAE (excluding reserve development) were $24.0 million in 2021, compared to $4.8 million in 2020, an increase of $19.2 million. Catastrophe losses and LAE (excluding reserve development) increased due primarily to an increase in both frequency and severity of catastrophic events in 2021, compared to 2020. There was one catastrophic event above $15 million in 2021, compared to no catastrophic events above $15 million in 2020. Favorable loss and LAE reserve development (including catastrophe reserve development) was $0.2 million in 2021, compared to favorable development of $4.4 million in 2020.
Insurance expenses were $51.0 million, or 31.4% of earned premiums in 2021, an improvement of 1.0% percentage points compared to 2020.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Net Premiums Written	$100.4	$105.9
Earned Premiums	$103.0	$114.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$67.8	$75.9
Catastrophe Losses and LAE	0.6	0.2
Prior Years:
Non-catastrophe Losses and LAE	1.2	2.2
Catastrophe Losses and LAE	0.1	(0.1)
Total Incurred Losses and LAE	$69.7	$78.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	65.8%	66.1%
Current Year Catastrophe Losses and LAE Ratio	0.6	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	1.2	1.9
Prior Years Catastrophe Losses and LAE Ratio	0.1	(0.1)
Total Incurred Loss and LAE Ratio	67.7%	68.1%
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned Premiums on preferred automobile insurance decreased by $11.9 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to lower volume. Incurred losses and LAE were $69.7 million, or 67.7% of earned premiums, in 2021, compared to $78.2 million, or 68.1% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by less adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums

Preferred Property & Casualty Insurance (continued)
were 65.8% in 2021, compared to 66.1% in 2020, an improvement of 0.3 percentage points. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $1.3 million in 2021, compared to adverse development of $2.1 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $0.6 million in 2021, compared to $0.2 million in 2020.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Net Premiums Written	$46.1	$49.9
Earned Premiums	$50.8	$56.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$24.2	$28.7
Catastrophe Losses and LAE	22.0	4.5
Prior Years:
Non-catastrophe Losses and LAE	(2.5)	(4.3)
Catastrophe Losses and LAE	(0.1)	(0.7)
Total Incurred Losses and LAE	$43.6	$28.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	47.6%	50.5%
Current Year Catastrophe Losses and LAE Ratio	43.3	7.9
Prior Years Non-catastrophe Losses and LAE Ratio	(4.9)	(7.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	(1.2)
Total Incurred Loss and LAE Ratio	85.8%	49.6%
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned Premiums in homeowners insurance decreased by $6.0 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to lower volume. Incurred losses and LAE were $43.6 million, or 85.8% of earned premiums, in 2021, compared to $28.2 million, or 49.6% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses (excluding loss reserve development) and lower favorable catastrophe loss reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 47.6% in 2021, compared to 50.5% in 2020, an improvement of 2.9 percentage points. Catastrophe losses and LAE (excluding reserve development) were $22.0 million in 2021, compared to $4.5 million in 2020. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $2.6 million in 2021, compared to $5.0 million in 2020.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Net Premiums Written	$7.9	$8.3
Earned Premiums	$8.4	$9.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$4.2	$3.9
Catastrophe Losses and LAE	1.4	0.1
Prior Years:
Non-catastrophe Losses and LAE	1.4	(1.2)
Catastrophe Losses and LAE	(0.3)	(0.3)
Total Incurred Losses and LAE	$6.7	$2.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.0%	42.4%
Current Year Catastrophe Losses and LAE Ratio	16.7	1.1
Prior Years Non-catastrophe Losses and LAE Ratio	16.7	(13.0)
Prior Years Catastrophe Losses and LAE Ratio	(3.6)	(3.3)
Total Incurred Loss and LAE Ratio	79.8%	27.2%
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned Premiums on other personal insurance decreased by $0.8 million for the three months ended March 31, 2021, compared to the same period in 2020. Incurred losses and LAE were $6.7 million, or 79.8% of earned premiums, in 2021, compared to $2.5 million, or 27.2% of earned premiums, in 2020. Underlying losses and LAE as a percentage of earned premiums were 50.0% in 2021, compared to 42.4% in 2020, an deterioration of 7.6 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $1.4 million in 2021, compared to $0.1 million in 2020. Adverse loss and LAE reserve development (including catastrophe losses development) was $1.1 million in 2021, compared to favorable development of $1.5 million in 2020.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Earned Premiums	$161.0	$163.0
Net Investment Income	51.1	51.0
Changes in Value of Alternative Energy Partnership Investments	(4.0)	—
Other Income	0.1	0.1
Total Revenues	208.2	214.1
Policyholders’ Benefits and Incurred Losses and LAE	118.7	100.7
Insurance Expenses	90.3	86.9
Operating Income (Loss)	(0.8)	26.5
Income Tax Benefit (Expense)	8.1	(4.2)
Segment Net Operating Income (Loss)	$7.3	$22.3

Insurance Reserves

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Insurance Reserves:
Future Policyholder Benefits	$3,448.0	$3,440.5
Incurred Losses and LAE Reserves:
Life	68.1	61.1
Accident and Health	25.5	25.9
Property	5.4	4.6
Total Incurred Losses and LAE Reserves	99.0	91.6
Insurance Reserves	$3,547.0	$3,532.1
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File maintained by the Social Security Administration and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company has reduced its estimate of the initial impact of using death verification databases by $30.3 million, of which $4.5 million and $4.8 million was recognized during the first and second quarters of 2020, respectively, and $15.0 million and $6.0 million was recognized during the third and fourth quarters of 2019, respectively.

Overall
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned Premiums in the Life & Health Insurance segment decreased by $2.0 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to lower volume on accident and health insurance products and property insurance sold, partially offset by higher persistency on life insurance products.
Net Investment Income increased by $0.1 million in 2021, compared to 2020, due primarily to a higher return on Alternative Investments and higher levels of investments in Fixed Income securities, partially offset by lower yields on fixed income securities.

Life & Health Insurance (continued)
Loss related to Alternative Energy Partnership Investments was $4.0 million for the three months ended March 31, 2021.
Policyholders’ Benefits and Incurred Losses and LAE increased by $18.0 million in 2021, compared to 2020, due primarily to higher mortality for life insurance claims related to COVID-19, the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020, and higher property insurance catastrophe losses. This was partially offset by lower frequency of accident and health insurance claims primarily due to COVID-19.

Insurance Expenses in the Life & Health Insurance segment increased by $3.4 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business, partially offset by lower amortization of commission-related expenses due primarily to higher persistency on life insurance products.

Segment Net Operating Income in the Life & Health Insurance segment was $7.3 million for the three months ended March 31, 2021, compared to $22.3 million in 2020.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Life Insurance
Selected financial information for the life insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Earned Premiums	$98.1	$97.2
Net Investment Income	49.6	48.7
Changes in Value of Alternative Energy Partnership Investments	(3.8)	—
Total Revenues	143.9	145.9
Policyholders’ Benefits and Incurred Losses and LAE	87.9	68.1
Insurance Expenses	58.0	60.3
Operating Income (Loss)	(2.0)	17.5
Income Tax Benefit (Expense)	8.0	(2.3)
Total Product Line Net Operating Income (Loss)	$6.0	$15.2
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned premiums from life insurance increased by $0.9 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to higher persistency. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $87.9 million in 2021, compared to $68.1 million in 2020. The increase of $19.8 million is due primarily to higher mortality for life insurance claims related to COVID-19 and the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020.
Insurance Expenses decreased by $2.3 million in 2021, compared to 2020, due primarily to lower amortization of commission-related expenses primarily due to higher persistency, partially offset by investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Life & Health Insurance (continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Earned Premiums	$47.4	$49.4
Net Investment Income	1.0	2.0
Changes in Value of Alternative Energy Partnership Investments	(0.1)	—
Other Income	0.1	0.1
Total Revenues	48.4	51.5
Policyholders’ Benefits and Incurred Losses and LAE	24.5	28.1
Insurance Expenses	24.4	20.1
Operating Income (Loss)	(0.5)	3.3
Income Tax Expense (Benefit)	0.2	(0.7)
Total Product Line Net Operating Income (Loss)	$(0.3)	$2.6
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned premiums from accident and health insurance decreased by $2.0 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to lower volume on accident and health insurance products. Incurred accident and health insurance losses were $24.5 million, or 51.7% of accident and health insurance earned premiums in 2021, compared to $28.1 million, or 56.9% of accident and health insurance earned premiums, in 2020, a decrease of 5.2 percentage points, due primarily to lower frequency of claims primarily due to COVID-19. Insurance Expenses increased by $4.3 million in 2021, compared to 2020, due primarily to investments made to enhance the capabilities of the business.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Earned Premiums	$15.5	$16.4
Net Investment Income	0.5	0.3
Changes in Value of Alternative Energy Partnership Investments	(0.1)	—
Total Revenues	15.9	16.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	3.2	4.0
Catastrophe Losses and LAE	1.9	0.8
Prior Years:
Non-catastrophe Losses and LAE	0.7	(0.4)
Catastrophe Losses and LAE	0.5	0.1
Total Incurred Losses and LAE	6.3	4.5
Insurance Expenses	7.9	6.5
Operating Income (Loss)	1.7	5.7
Income Tax Benefit (Expense)	(0.1)	(1.2)
Total Product Line Net Operating Income (Loss)	$1.6	$4.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	20.6%	24.3%
Current Year Catastrophe Losses and LAE Ratio	12.3	4.9
Prior Years Non-catastrophe Losses and LAE Ratio	4.5	(2.4)
Prior Years Catastrophe Losses and LAE Ratio	3.2	0.6
Total Incurred Loss and LAE Ratio	40.6%	27.4%
Three Months Ended March 31, 2021 Compared to the Same Period in 2020
Earned premiums from property insurance decreased by $0.9 million for the three months ended March 31, 2021, compared to the same period in 2020, due primarily to a lower volume of insurance sold. Incurred losses and LAE on property insurance were $6.3 million, or 40.6% of earned premiums, in 2021, compared to $4.5 million, or 27.4% of earned premiums in 2020. Underlying losses and LAE were $3.2 million, or 20.6% of earned premiums in 2021, compared to $4.0 million, or 24.3% of earned premiums in 2020, a decrease of 3.7 percentage points due primarily to lower claim frequency. Catastrophe losses and LAE (excluding loss reserve development) were $1.9 million in 2021, compared to $0.8 million in 2020. Catastrophe losses and LAE increased $1.1 million due primarily to a higher frequency of catastrophe claims. Adverse loss and LAE reserve development was $1.2 million in 2021, compared to favorable development of $0.3 million in 2020. Insurance expenses increased $1.4 million in 2021, compared to 2020.

Investment Results
Net Investment Income
Net Investment Income for the three months ended March 31, 2021 and 2020 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Investment Income:
Interest on Fixed Income Securities	$69.0	$71.0
Dividends on Equity Securities Excluding Alternative Investments	2.1	4.3
Alternative Investments:
Equity Method Limited Liability Investments	22.5	1.8
Limited Liability Investments Included in Equity Securities	4.5	3.8
Total Alternative Investments	27.0	5.6
Short-term Investments	1.2	1.6
Loans to Policyholders	5.5	5.6
Real Estate	2.4	2.5
Other	4.7	4.2
Total Investment Income	111.9	94.8
Investment Expenses:
Real Estate	2.1	2.6
Other Investment Expenses	6.7	6.6
Total Investment Expenses	8.8	9.2
Net Investment Income	$103.1	$85.6
Net Investment Income was $103.1 million and $85.6 million for the three months ended March 31, 2021 and 2020, respectively. Net Investment Income increased by $17.5 million in 2021 due primarily to significant increases in income from Equity Method Limited Liability Investments offset by lower yields on fixed income securities and lower dividends on Equity Securities.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$52.2	$(117.8)
Gains on Sales	14.9	17.8
Losses on Sales	(1.1)	(1.3)
Impairment Losses	(4.0)	(12.0)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	62.0	(113.3)
Recognized in Other Comprehensive Income (Loss)	(366.1)	(204.8)
Total Comprehensive Investment Gains (Losses)	$(304.1)	$(318.1)

Investment Results (continued)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Preferred Stocks	$0.5	$(7.9)
Common Stocks	0.4	(10.3)
Other Equity Interests:
Exchange Traded Funds	25.9	(95.0)
Limited Liability Companies and Limited Partnerships	23.2	0.4
Total Other Equity Interests	49.1	(94.6)
Income (Loss) from Change in Fair Value of Equity Securities	50.0	(112.8)
Income (Loss) from Change in Fair Value of Convertible Securities	2.2	(5.0)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$52.2	$(117.8)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Fixed Maturities:
Gains on Sales	$13.2	$15.9
Losses on Sales	(1.1)	(1.1)
Equity Securities:
Gains on Sales	1.7	1.3
Losses on Sales	—	(0.2)
Real Estate:
Gains on Sales	—	0.6
Net Realized Gains on Sales of Investments	$13.8	$16.5

Gross Gains on Sales	$14.9	$17.8
Gross Losses on Sales	(1.1)	(1.3)
Net Realized Gains on Sales of Investments	$13.8	$16.5

Investment Results (continued)
Impairment Losses
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment has occurred from credit loss or other factors (non-credit related). Losses arising from declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
	Mar 31, 2021		Mar 31, 2020
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(3.2)	6	$(10.0)	15
Equity Securities	(0.8)	1	(2.0)	4
Impairment Losses	$(4.0)		$(12.0)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2021, 94% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2021 and December 31, 2020:

(Dollars in Millions)		Mar 31, 2021		Dec 31, 2020
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$4,742.9	63.3%	$4,759.9	62.6%
2	BBB	2,286.7	30.6	2,355.6	31.0
3-4	BB, B	318.3	4.3	353.1	4.6
5-6	CCC or Lower	131.5	1.8	137.3	1.8
Total Investments in Fixed Maturities		$7,479.4	100.0%	$7,605.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $15.4 million and $23.7 million at March 31, 2021 and December 31, 2020, respectively.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2021 and December 31, 2020:

	Mar 31, 2021		Dec 31, 2020
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$532.4	5.4%	$585.3	5.6%
States and Political Subdivisions:
Revenue Bonds	1,294.7	13.2	1,153.3	11.1
States	268.7	2.7	333.5	3.2
Political Subdivisions	104.5	1.1	102.6	1.0
Foreign Governments	4.8	—	5.2	—
Total Investments in Governmental Fixed Maturities	$2,205.1	22.4%	$2,179.9	20.9%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2021 and December 31, 2020.

	Mar 31, 2021		Dec 31, 2020
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,911.7	19.5%	$1,916.3	18.4%
Manufacturing	1,575.3	16.0	1,633.5	15.7
Transportation, Communication and Utilities	775.5	7.9	825.5	7.9
Services	552.5	5.6	581.3	5.6
Mining	270.4	2.8	285.7	2.7
Retail Trade	176.6	1.8	172.6	1.7
Wholesale Trade	0.5	—	0.5	—
Other	11.8	0.1	10.5	0.1
Total Investments in Non-governmental Fixed Maturities	$5,274.3	53.7%	$5,425.9	52.1%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2021.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	542	$1,206.1
$5 -$10	204	1,416.8
$10 - $20	137	1,802.2
$20 - $30	27	643.9
Greater Than $30	6	205.3
Total	916	$5,274.3

Investment Quality and Concentrations (continued)
The Company’s short-term investments primarily consist of U.S. treasury bills, money market funds and overnight interest-bearing accounts. At March 31, 2021, the Company had $26.3 million invested in U.S. treasury bills and short-term bonds, $166.5 million invested in money market funds which primarily invest in U.S. Treasury securities and $4.1 million invested in overnight interest-bearing accounts with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at March 31, 2021:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$136.1	1.4%
California	85.1	0.9
New York	83.5	0.9
Colorado	83.1	0.8
Michigan	75.5	0.8
Georgia	71.9	0.7
Louisiana	69.2	0.7
Pennsylvania	65.5	0.7
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	205.4	2.1
iShares® Core MSCI Total International Stock ETF	79.8	0.8
Total	$955.1	9.8%

Investment Quality and Concentrations (continued)
Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2021 and December 31, 2020 is presented below.

	Unfunded Commitment in Millions	Reported Value
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2021	Dec 31, 2020
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$58.8	$105.9	$102.5
Senior Debt	22.9	32.9	28.6
Distressed Debt	—	19.4	14.5
Secondary Transactions	12.8	12.4	11.2
Leveraged Buyout	0.1	3.8	3.5
Growth Equity	—	0.7	0.7
Real Estate	—	31.5	29.9
Other	—	12.6	13.1
Total Equity Method Limited Liability Investments	94.6	219.2	204.0

Alternative Energy Partnership Investments	31.5	54.4	21.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	69.6	125.8	118.3
Senior Debt	18.4	30.0	33.9
Distressed Debt	22.0	34.5	31.8
Secondary Transactions	6.2	4.0	4.2
Hedge Funds	—	78.7	71.6
Leveraged Buyout	7.0	33.8	30.7
Other	0.9	2.2	1.5
Total Reported as Other Equity Interests at Fair Value	124.1	309.0	292.0
Reported as Equity Securities at Modified Cost:
Mezzanine Debt	—	—	—
Other	0.2	11.6	15.7
Total Reported as Equity Securities at Modified Cost	0.2	11.6	15.7
Total Investments in Limited Liability Companies and Limited Partnerships	$250.4	$594.2	$533.0
The Company expects that it will be required to fund its commitments over the next several years.

Expenses
Expenses for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2021	Mar 31, 2020
Insurance Expenses:
Commissions	$195.2	$188.8
General Expenses	84.6	70.5
Taxes, Licenses and Fees	25.4	24.8
Total Costs Incurred	305.2	284.1
Policy Acquisition Costs:
Deferred	(181.8)	(175.4)
Amortized	159.4	161.6
Net Policy Acquisition Costs Amortized (Deferred)	(22.4)	(13.8)
Amortization of Value of Business Acquired (“VOBA”)	0.9	1.3
Insurance Expenses	283.7	271.6
Interest and Other Expenses:
Interest Expense	11.1	7.5
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	16.3	11.8
Other	29.8	25.2
Other Expenses	46.1	37.0
Interest and Other Expenses	57.2	44.5
Total Expenses	$340.9	$316.1
Insurance Expenses
Insurance Expenses were $283.7 million for the three months ended March 31, 2021, compared to $271.6 million for the same period in 2020. Insurance Expenses increased by $12.1 million in 2021 due primarily to growth in business.
Interest and Other Expenses
Interest and Other Expenses was $57.2 million for the three months ended March 31, 2021, compared to $44.5 million for the same period in 2020. Interest expense increased by $3.6 million in 2021 due primarily to the addition of the 2030 Senior Notes in 2020. Other expenses increased by $9.1 million in 2021.
Income Taxes
The federal corporate statutory income tax rate was 21% for the three months ended March 31, 2021 and March 31, 2020. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on COLI, (3) Alternative Energy Partnership Investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and (5) a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $5.0 million for the three months ended March 31, 2021, compared to $6.2 million for the same period in 2020.
The nontaxable increase in cash surrender value on COLI was $4.6 million for the three months ended March 31, 2021, compared to $3.4 million for the same period in 2020.
The Company realized net investment tax credits of $25.4 million for the three months ended March 31, 2021. No investment tax credits were realized for the same period in 2020.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.5 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the three months ended March 31, 2021, compared to $6.7 million lower for the same period in 2020.

Income Taxes (continued)
The amount of nondeductible executive compensation was $3.5 million for the three months ended March 31, 2021, compared to $3.8 million for the same period in 2020.
Recently Issued Accounting Pronouncements
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2021. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2021 that had a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
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
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at March 31, 2021 and December 31, 2020 was:

(Dollars in Millions)	Mar 31, 2021	Dec 31, 2020
Term Loan due July 5, 2023	$—	$49.9
5.000% Senior Notes due September 19, 2022	277.9	278.3
4.350% Senior Notes due February 15, 2025	448.9	448.8
2.400% Senior Notes due September 30, 2030	395.8	395.8
Total Long-term Debt Outstanding	$1,122.6	$1,172.8
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). On July 5, 2019, the Company borrowed $49.9 million, net of debt issuance costs, under the 2023 Term Loan, with a final maturity date of July 5, 2023 (and a mutual option to extend the maturity date by one year). On March 16, 2021, the Company repaid all outstanding borrowings and accrued interest on the 2023 Term Loan in the amount of $50.0 million.
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

Liquidity and Capital Resources (continued)
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of March 31, 2021. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
2.400% Senior Notes Due 2030
On September 22, 2020, Kemper offered and sold $400.0 million aggregate principal of 2.400% senior notes due September 30, 2030 (the “2030 Senior Notes”). The net proceeds of issuance were $395.8 million, net of discount and transaction costs for an effective yield of 2.52%. The 2030 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper is using the net proceeds from the issuance for general corporate purposes.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity and Alliance are members of the FHLB of Chicago, Dallas and San Francisco, respectively. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United, Trinity and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost.  The carrying value of FHLB of Chicago common stock was $11.8 million at March 31, 2021 and December 31, 2020, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million at March 31, 2021 and December 31, 2020, respectively. The carrying value of FHLB of San Francisco common stock was $1.7 million at March 31, 2021 and December 31, 2020, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first three months of 2021, United Insurance received advances of $60.5 million from the FHLB of Chicago and made repayments of $60.8 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $407.5 million at March 31, 2021. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.

With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $510.5 million at March 31, 2021. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 4, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.

Common Stock Repurchases

During the three months ended March 31, 2021, Kemper repurchased and retired approximately 590,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $47.1 million and average cost per share of $79.36.
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200 million of Kemper common stock, in addition to the $243.7 million remaining under the previous authorization. The Company repurchased approximately $110.4 million and $47.1 million in 2020 and 2021, respectively, so that, as of March 31, 2021, the remaining share repurchase authorization was $286.2 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.

Liquidity and Capital Resources (continued)
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the first quarter of 2021. Cash dividends paid were $21.0 million for the three months ended March 31, 2021.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries collectively paid $115.0 million in dividends to Kemper during the first three months of 2021. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $296.1 million in additional dividends to Kemper during the remainder of 2021 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $607.1 million at March 31, 2021, compared to $733.2 million at December 31, 2020.
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

Net Cash Provided by Operating Activities was $140.6 million for the three months ended March 31, 2021, compared to $62.3 million for the same period in 2020.
Net Cash Used by Financing Activities was $111.0 million for the three months ended March 31, 2021, compared to net cash provided of $8.2 million for the same period in 2020. Repayments of long-term debt used $50.0 million of cash for the three months ended March 31, 2021. Policyholder Obligations used $0.8 million of cash for the three months ended March 31, 2021, compared to net cash provided of $120.4 million for the same period of 2020. Cash of $42.1 million for the three months ended March 31, 2021 was used to repurchase common stock, compared to $95.9 million used for the same period of 2020. Kemper used $21.0 million of cash to pay dividends for the three months ended March 31, 2021, compared to $20.0 million of cash used to pay dividends in the same period of 2020. The quarterly dividend rate was $0.31 per common share for the third quarter of 2021, compared to $0.30 per common share in the same period of 2020.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities was $311.7 million for the three months ended March 31, 2021, compared to $94.0 million for the same period in 2020. Short-term investing activities provided $677.4 million of cash for the three months ended March 31, 2021, compared to cash provided of $301.8 million for

Liquidity and Capital Resources (continued)
the same period in 2020. Fixed Maturities investing activities used cash of $212.0 million for the three months ended March 31, 2021, compared to $168.4 million for the same period in 2020. Investing activities associated with Equity Securities provided cash of $28.3 million for the three months ended March 31, 2021, compared to net cash used of $76.9 million for the same period in 2020. The Company used $100.0 million of cash to purchase corporate-owned life insurance during each of the three months ended March 31, 2021 and 2020. Net cash used for the acquisition and development of software and long-lived assets was $9.2 million for the three months ended March 31, 2021, compared to $20.1 million for the same period in 2020.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations. The Company’s critical accounting policies are described in the MD&A included in the 2020 Annual Report. There have been no material changes to the information disclosed in the 2020 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2020 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 15, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2020 Annual Report. Readers are also advised to consider other factors not presently known by, or considered material to, the Company that could materially affect the Company’s business, financial condition and results of operations, along with other information disclosed in the 2020 Annual Report and this Quarterly Report on Form 10-Q, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1 of the 2020 Annual Report and on page 1 of this Quarterly Report on Form 10-Q, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of January 1, 2021,the Company had $333.3 million of remaining shares authorized under the repurchase program. During the three months ended March 31, 2021, Kemper repurchased and retired approximately 590,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $47.1 million and average cost per share of $79.36. As of March 31, 2021, the remaining share repurchase authorization was $286.2 million under the repurchase program.

Shares purchased during 2021 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
January 2021	—	$—	—	$333.3
February 2021	138,868	$75.40	138,868	$322.8
March 2021	455,179	$80.57	455,179	$286.2

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

Kemper Corporation

Date:	April 29, 2021	/S/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2021	/S/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2021	/S/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)