Form 10-Q
period 2021-06-30
KEMPER Corp
filed 2021-07-29
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 06/30/2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
63,626,870 shares of common stock, $0.10 par value, were outstanding as of July 27, 2021.

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
Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”)
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate including impacts related to COVID-19. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this Quarterly Report on Form 10-Q. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Revenues:
Earned Premiums	$2,538.5	$2,251.7	$1,337.7	$1,085.3
Net Investment Income	217.0	153.4	113.9	67.8
Change in Value of Alternative Energy Partnership Investments	(23.1)	—	(7.7)	—
Other Income (Loss)	8.5	91.8	7.0	1.5
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	93.0	(46.2)	40.8	71.6
Net Realized Gains on Sales of Investments	33.0	28.2	19.2	11.7
Impairment Losses	(7.2)	(19.0)	(3.2)	(7.0)
Total Revenues	2,859.7	2,459.9	1,507.7	1,230.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	2,113.6	1,582.7	1,224.1	747.5
Insurance Expenses	597.7	544.3	314.0	272.7
Interest and Other Expenses	116.5	95.5	59.3	51.0
Total Expenses	2,827.8	2,222.5	1,597.4	1,071.2
Income (Loss) before Income Taxes	31.9	237.4	(89.7)	159.7
Income Tax Benefit (Expense)	28.7	(47.3)	27.1	(33.6)
Net Income (Loss)	$60.6	$190.1	$(62.6)	$126.1
Net Income (Loss) Per Unrestricted Share:
Basic	$0.93	$2.88	$(0.97)	$1.93
Diluted	$0.92	$2.85	$(0.97)	$1.91

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Income (Loss)	$60.6	$190.1	$(62.6)	$126.1
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income	(173.2)	206.2	190.8	408.1
Credit Losses Recognized in Condensed Consolidated Statements of Income	(2.4)	(3.7)	(0.3)	(0.8)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	0.4	1.4	0.1	0.7
Gain on Cash Flow Hedges	0.2	0.1	0.1	—
Other Comprehensive Income (Loss) Before Income Taxes	(175.0)	204.0	190.7	408.0
Other Comprehensive Income Tax Benefit (Expense)	37.5	(42.8)	(38.2)	(85.6)
Other Comprehensive Income (Loss), Net of Taxes	(137.5)	161.2	152.5	322.4
Total Comprehensive Income (Loss)	$(76.9)	$351.3	$89.9	$448.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Jun 30, 2021	Dec 31, 2020
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2021 - $7,092.6; 2020 - $6,692.7 Allowance for Credit Losses: 2021 - $5.1; 2020 - $3.3)	$7,835.0	$7,605.9
Equity Securities at Fair Value (Cost: 2021 - $715.8; 2020 - $684.1)	957.7	858.5
Equity Securities at Modified Cost	32.5	40.1
Equity Method Limited Liability Investments	245.5	204.0
Alternative Energy Partnership Investments	46.6	21.3
Convertible Securities at Fair Value	43.6	39.9
Short-term Investments at Cost which Approximates Fair Value	370.6	875.4
Other Investments	910.8	779.0
Total Investments	10,442.3	10,424.1
Cash	105.1	206.1
Receivables from Policyholders (Allowance for Credit Losses: 2021 - $10.7 ; 2020 - $20.9)	1,479.9	1,194.5
Other Receivables	214.9	222.4
Deferred Policy Acquisition Costs	652.7	589.3
Goodwill	1,311.9	1,114.0
Current Income Tax Assets	94.2	15.6
Other Assets	649.7	575.9
Total Assets	$14,950.7	$14,341.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,551.6	$3,527.5
Property and Casualty	2,430.8	1,982.5
Total Insurance Reserves	5,982.4	5,510.0
Unearned Premiums	1,968.1	1,615.1
Policyholder Obligations	442.7	467.0
Deferred Income Tax Liabilities	269.6	285.7
Accrued Expenses and Other Liabilities	859.4	727.9
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2021 - $1,175.6; 2020 - $1,247.8)	1,122.3	1,172.8
Total Liabilities	10,644.5	9,778.5
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,636,203 Shares Issued and Outstanding at June 30, 2021 and 65,436,207 Shares Issued and Outstanding at December 31, 2020	6.4	6.5
Paid-in Capital	1,770.9	1,805.2
Retained Earnings	1,985.9	2,071.2
Accumulated Other Comprehensive Income	543.0	680.5
Total Shareholders’ Equity	4,306.2	4,563.4
Total Liabilities and Shareholders’ Equity	$14,950.7	$14,341.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2021	Jun 30, 2020
Cash Flows from Operating Activities:
Net Income	$60.6	$190.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Realized Investment (Gains) Losses	(33.1)	(28.2)
Impairment Losses	7.2	19.0
Depreciation and Amortization of Property, Equipment and Software	22.2	16.8
Amortization of Intangibles Assets Acquired	30.6	9.5
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(38.9)	10.9
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	23.1	—
(Increase) Decrease in Value of Equity and Convertible Securities	(93.0)	46.2
Changes in:
Receivables from Policyholders	(136.4)	(48.2)
Reinsurance Recoverables	21.2	7.1
Deferred Policy Acquisition Costs	(63.5)	(23.1)
Insurance Reserves	248.8	(96.7)
Unearned Premiums	175.2	97.1
Income Taxes	(67.3)	46.4
Other Assets and Liabilities	81.0	16.9
Net Cash Provided by Operating Activities	237.7	263.8
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	726.1	482.5
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	81.6	382.6
Real Estate Investments	2.3	5.4
Mortgage Loans	30.3	13.1
Other Investments	57.9	12.0
Purchases of Investments:
Fixed Maturities	(967.1)	(832.2)
Equity Securities	(38.4)	(309.2)
Real Estate Investments	(1.3)	(0.1)
Corporate-owned Life Insurance	(100.0)	(100.0)
Mortgage Loans	(65.5)	(10.5)
Other Investments	(72.8)	(12.4)
Net Sales (Purchases) of Short-term Investments	605.7	326.7
Acquisition of Business, Net of Cash Acquired	(316.5)	—
Acquisition of Software and Long-lived Assets	(25.5)	(39.4)
Other	5.3	4.7
Net Cash Provided by (Used in) Investing Activities	(77.9)	(76.8)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(50.0)	—
Proceeds from Policyholder Obligations	132.7	322.9
Repayment of Policyholder Obligations	(156.8)	(112.8)
Proceeds from Shares Issued under Employee Stock Purchase Plan	2.5	1.9
Common Stock Repurchases	(151.7)	(110.4)
Dividends and Dividend Equivalents Paid	(41.2)	(39.7)
Other	3.7	3.6
Net Cash (Used in) Provided by Financing Activities	(260.8)	65.5
Increase (Decrease) in Cash	(101.0)	252.5
Cash, Beginning of Year	206.1	136.8
Cash, End of Period	$105.1	$389.3
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Income (Loss)	—	—	—	60.6	—	60.6
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	(137.5)	(137.5)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(41.4)	—	(41.4)
Repurchases of Common Stock (Note 10)	(2.0)	(0.2)	(56.7)	(101.8)	—	(158.7)
Shares Issued Under Employee Stock Purchase Plan	—	—	2.5	—	—	2.5
Equity-based Compensation Cost	—	—	18.5	—	—	18.5
Equity-based Awards, Net of Shares Exchanged	0.2	0.1	1.4	(2.7)	—	(1.2)
Balance, June 30, 2021	63.6	$6.4	$1,770.9	$1,985.9	$543.0	$4,306.2

	Six Months Ended June 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income (Loss)	—	—	—	190.1	—	190.1
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	161.2	161.2
Cash Dividends and Dividend Equivalents to Shareholders ($0.30 per share)	—	—	—	(39.9)	—	(39.9)
Repurchases of Common Stock (Note 10)	(1.6)	(0.2)	(44.2)	(66.0)	—	(110.4)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.9	—	—	1.9
Equity-based Compensation Cost	—	—	13.6	—	—	13.6
Equity-based Awards, Net of Shares Exchanged	0.2	—	2.0	(2.9)	—	(0.9)
Balance, June 30, 2020	65.3	$6.5	$1,792.5	$1,891.6	$497.3	$4,187.9

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2021	65.0	$6.5	$1,802.1	$2,140.0	$390.5	$4,339.1
Net Income (Loss)	—	—	—	(62.6)	—	(62.6)
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	152.5	152.5
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.4)	—	(20.4)
Repurchases of Common Stock (Note 10)	(1.4)	(0.2)	(40.3)	(71.1)	—	(111.6)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.3	—	—	1.3
Equity-based Compensation Cost	—	—	6.2	—	—	6.2
Equity-based Awards, Net of Shares Exchanged	—	0.1	1.6	—	—	1.7
Balance, June 30, 2021	63.6	$6.4	$1,770.9	$1,985.9	$543.0	$4,306.2

	Three Months Ended June 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2020	65.4	$6.5	$1,788.2	$1,791.2	$174.9	$3,760.8
Net Income (Loss)	—	—	—	126.1	—	126.1
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	322.4	322.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.30 per share)	—	—	—	(19.7)	—	(19.7)
Repurchases of Common Stock (Note 10)	(0.1)	(0.1)	(3.5)	(5.6)	—	(9.2)
Shares Issued Under Employee Stock Purchase Plan	—	—	0.9	—	—	0.9
Equity-based Compensation Cost	—	—	6.3	—	—	6.3
Equity-based Awards, Net of Shares Exchanged	—	0.1	0.6	(0.4)	—	0.3
Balance, June 30, 2020	65.3	$6.5	$1,792.5	$1,891.6	$497.3	$4,187.9

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
Certain financial information that is included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The preparation of interim financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, annualizing the results of operations for the six months ended June 30, 2021 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2020.
During the first quarter of 2021, the Company elected to begin displaying its investments in Alternative Energy Partnerships in the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets as Change in Value of Alternative Energy Partnership Investments and Alternative Energy Partnership Investments, respectively. These were previously reported in Equity Method Limited Liability Investments on the Condensed Consolidated Balance Sheets. Impacts to prior period presentation are not material.
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

The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2021. There were no adoptions of such accounting pronouncements during the six months ended June 30, 2021 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
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
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the six and three months ended June 30, 2021 and 2020 is presented below.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2 - Net Income Per Unrestricted Share (Continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions, except per share amounts)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Income (Loss)	$60.6	$190.1	$(62.6)	$126.1
Less Net Income Attributed to Participating Awards	0.1	0.2	—	0.1
Net Income (Loss) Attributed to Unrestricted Shares	60.5	189.9	(62.6)	126.0
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Income (Loss) Attributed to Unrestricted Shares	$60.5	$189.9	$(62.6)	$126.0
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	64,897.8	65,886.8	64,376.8	65,257.6
Equity-based Compensation Equivalent Shares	1,153.7	781.1	—	763.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	66,051.5	66,667.9	64,376.8	66,020.8
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$0.93	$2.88	$(0.97)	$1.93
Diluted Net Income (Loss) Per Unrestricted Share	$0.92	$2.85	$(0.97)	$1.91
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2021 and 2020, because the effect of inclusion would be anti-dilutive, is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Equity-based Compensation Equivalent Shares	1,197.8	872.0	2,190.4	915.0
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,197.8	872.0	2,190.4	915.0
Note 3 - Acquisition of Business
Acquisition of American Access Casualty Corporation
On April 1, 2021 Kemper completed the acquisition of American Access Casualty Company and its related captive insurance agency, Newins Insurance Agency Holdings, LLC, and its subsidiaries (collectively “AAC”). Pursuant to the agreement dated November 22, 2020, Kemper paid AAC’s equity holders total cash consideration of approximately $371.0 million.
AAC, headquartered in Downers Grove, Illinois, provides specialty private passenger auto insurance in Arizona, Illinois, Indiana, Nevada, and Texas. AAC wrote over $350.0 million of direct premiums in 2020 through a network of approximately 600 independent agents and its captive agency force.
The Company is in the process of finalizing the estimation of the fair value of acquired assets and assumed liabilities. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process, which would also likely impact the Company’s allocation of the purchase price to Goodwill. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, changes if any, to the preliminary estimates and allocation will be reported in the Company’s financial statements as an adjustment to the opening balance sheet.

Note 3 - Acquisition of Business (continued)
Based on the Company’s allocation of the purchase price, the fair value of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Fixed Maturities at Fair Value	$151.2
Equity Securities at Fair Value	82.4
Short-term Investments at Cost which Approximates Fair Value	100.1
Cash	54.3
Receivables from Policyholders	148.9
Other Receivables	2.0
Goodwill	197.9
Current Income Tax Assets	0.3
Other Assets	81.5
Property and Casualty Insurance Reserves	(211.1)
Unearned Premiums	(177.8)
Deferred Income Tax Liabilities	(7.7)
Accrued Expenses and Other Liabilities	(51.0)
Total Purchase Price	$371.0
The factors that contributed to the recognition of goodwill include synergies from economies of scale within the underwriting and claims operations, acquiring a talented workforce and cost savings opportunities.
Intangible Assets
Intangible assets consist of capitalized costs, primarily of the estimated fair value of distribution, customer relationships, policies in force, trade names and licenses, and technology. The estimated useful lives of these assets range from 1 to 8 years. These assets are reported in Other Assets in the Condensed Consolidated Balance Sheets.
Identifiable definite and indefinite lived intangible assets acquired consisted of the following:

(Dollars in Millions)
Definite Life Intangibles
Value of Business Acquired	$42.9
Customer Relationships	4.8
Agent Relationships	7.2
Internal-Use Software	6.5
Trade Names	1.8
Indefinite Life Intangible Assets
Insurance Licenses	2.5
Unaudited Pro Forma Results
The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of AAC occurred on January 1, 2020. The adjustments to arrive at the pro forma information below included adjustments for the lost investment income on the cash used to fund the acquisition, amortization of the acquired intangible assets and the exclusion of certain acquisition related costs considered to be non-recurring in nature.

Note 3 - Acquisition of Business (continued)

	Six Months Ended		Three Months Ended
(Dollars in millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Total Revenues	$2,950.9	$2,643.3	$1,507.7	$1,332.8
Total Expenses	2,901.2	2,399.1	1,597.1	1,159.4
Income (Loss) from Continuing Operations before Income Taxes	49.7	244.2	(89.4)	173.4
Net Income (Loss)	$74.3	$198.5	$(62.4)	$139.1

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
Note 4 - Business Segments
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
Earned Premiums by product line for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Specialty Property & Casualty Insurance:
Specialty Automobile	$1,695.0	$1,443.0	$909.6	$689.8
Commercial Automobile	192.9	138.5	100.7	69.2
Preferred Property & Casualty Insurance:
Personal Automobile	206.5	214.0	103.5	99.1
Homeowners	102.1	112.4	51.3	55.6
Other Personal Lines	16.8	18.1	8.4	8.9
Life & Health Insurance:
Life	198.7	192.9	100.6	95.7
Accident and Health	95.3	100.2	47.9	50.8
Property	31.2	32.6	15.7	16.2
Total Earned Premiums	$2,538.5	$2,251.7	$1,337.7	$1,085.3

Note 4 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$1,887.9	$1,581.5	$1,010.3	759.0
Net Investment Income	77.7	45.7	42.7	16.9
Change in Value of Alternative Energy Partnership Investments	(11.0)	—	(3.7)	—
Other Income	1.9	1.0	1.0	0.1
Total Specialty Property & Casualty Insurance	1,956.5	1,628.2	1,050.3	776.0
Preferred Property & Casualty Insurance:
Earned Premiums	325.4	344.5	163.2	$163.6
Net Investment Income	35.4	14.0	19.5	4.3
Change in Value of Alternative Energy Partnership Investments	(6.1)	—	(2.0)	—
Other Income	—	0.1	—	0.1
Total Preferred Property & Casualty Insurance	354.7	358.6	180.7	168.0
Life & Health Insurance:
Earned Premiums	325.2	325.7	164.2	162.7
Net Investment Income	103.5	95.3	52.4	44.3
Change in Value of Alternative Energy Partnership Investments	(6.0)	—	(2.0)	—
Other Income	0.2	0.6	0.1	0.5
Total Life & Health Insurance	422.9	421.6	214.7	207.5
Total Segment Revenues	2,734.1	2,408.4	1,445.7	1,151.5
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	93.0	(46.2)	40.8	71.6
Net Realized Gains on Sales of Investments	33.0	28.2	19.2	11.7
Impairment Losses	(7.2)	(19.0)	(3.2)	(7.0)
Other	6.8	88.5	5.2	3.1
Total Revenues	$2,859.7	$2,459.9	$1,507.7	$1,230.9

Note 4 - Business Segments (continued)
Segment Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes, for the six and three months ended June 30, 2021 and 2020 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$(36.9)	$159.5	$(122.1)	84.5
Preferred Property & Casualty Insurance	(10.4)	23.8	(13.4)	0.8
Life & Health Insurance	12.4	46.4	13.2	19.9
Total Segment Operating Income (Loss)	(34.9)	229.7	(122.3)	105.2
Corporate and Other Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	89.4	—	—
Other	(25.3)	(15.8)	(13.8)	(4.7)
Corporate and Other Operating Income (Loss)	(25.3)	73.6	(13.8)	(4.7)
Adjusted Consolidated Operating Income (Loss)	(60.2)	303.3	(136.1)	100.5
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	93.0	(46.2)	40.8	71.6
Net Realized Gains on Sales of Investments	33.0	28.2	19.2	11.7
Impairment Losses	(7.2)	(19.0)	(3.2)	(7.0)
Acquisition Related Transaction, Integration and Other Costs	(26.7)	(28.9)	(10.4)	(17.1)
Income (Loss) before Income Taxes	$31.9	$237.4	$(89.7)	$159.7
Segment Net Operating Income (Loss), including a reconciliation to Net Income (Loss), for the six and three months ended June 30, 2021 and 2020 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(11.6)	$127.6	$(91.7)	$67.5
Preferred Property & Casualty Insurance	1.3	19.3	(8.3)	0.9
Life & Health Insurance	20.3	38.4	13.0	16.1
Total Segment Net Operating Income (Loss)	10.0	185.3	(87.0)	84.5
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6	—	—
Other	(22.2)	(13.8)	(12.4)	(5.3)
Total Corporate and Other Net Operating Income (Loss)	(22.2)	56.8	(12.4)	(5.3)
Adjusted Consolidated Net Operating Income (Loss)	(12.2)	242.1	(99.4)	79.2
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	73.5	(36.5)	32.3	56.6
Net Realized Gains on Sales of Investments	26.1	22.3	15.2	9.3
Impairment Losses	(5.7)	(15.0)	(2.5)	(5.5)
Acquisition Related Transaction, Integration and Other Costs	(21.1)	(22.8)	(8.2)	(13.5)
Net Income (Loss)	$60.6	$190.1	$(62.6)	$126.1

Note 5 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2021 and 2020 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,982.5	$1,969.8
Less Reinsurance Recoverables at Beginning of Year	50.1	65.6
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,932.4	1,904.2
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	211.1	—
Incurred Losses and LAE Related to:
Current Year	1,809.6	1,368.2
Prior Years	82.8	19.5
Total Incurred Losses and LAE	1,892.4	1,387.7
Paid Losses and LAE Related to:
Current Year	815.6	662.0
Prior Years	833.4	806.1
Total Paid Losses and LAE	1,649.0	1,468.1
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	2,386.9	1,823.8
Plus Reinsurance Recoverables at End of Period	43.9	53.5
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$2,430.8	$1,877.3
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
For the six months ended June 30, 2021, the Company increased its property and casualty insurance reserves by $82.8 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $72.0 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $8.3 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $4.7 million due primarily to the emergence of more adverse patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $4.2 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $2.0 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.
For the six months ended June 30, 2020, the Company increased its property and casualty insurance reserves by $19.5 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $29.3 million due primarily to the emergence of more adverse loss patterns than expected. Commercial automobile loss and LAE reserves developed favorably by $14.2 million due primarily to the emergence of more favorable loss patterns than expected for commercial automobile liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $11.5 million due primarily to the emergence of more adverse loss patterns than expected. Homeowners loss and LAE reserves developed favorably by $5.2 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed favorably by $1.9 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.

Note 5 - Property and Casualty Insurance Reserves (continued)
The Company cannot predict whether loss and LAE reserves will develop favorably or adversely from the amounts reported in the Company’s Condensed Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s Condensed Consolidated Shareholders’ Equity, but could have a material effect on the Company’s consolidated financial results for a given period.
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the six months ended June 30, 2021.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,194.5	$20.9
Provision for Expected Credit Losses		23.0
Write-offs of Uncollectible Receivables from Policyholders		(33.2)
Balance at End of Period	$1,479.9	$10.7

The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the six months ended June 30, 2020.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,117.1	$22.3
Provision for Expected Credit Losses		27.8
Write-offs of Uncollectible Receivables from Policyholders		(20.2)
Balance at End of Period	$1,165.3	$29.9

Note 6 - Investments
Fixed Maturities
The amortized cost, gross unrealized gains and losses, allowance for expected credit loss, and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2021 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$485.8	$37.1	$(0.6)	$—	$522.3
States and Political Subdivisions	1,640.6	167.5	(2.3)	—	1,805.8
Foreign Governments	6.3	0.1	(1.3)	—	5.1
Corporate Securities:
Bonds and Notes	3,947.2	543.7	(10.4)	(5.1)	4,475.4
Redeemable Preferred Stocks	7.0	0.5	—	—	7.5
Collateralized Loan Obligations	773.1	2.4	(5.3)	—	770.2
Other Mortgage- and Asset-backed	232.6	16.2	(0.1)	—	248.7
Investments in Fixed Maturities	$7,092.6	$767.5	$(20.0)	$(5.1)	$7,835.0

Note 6 - Investments (continued)
The amortized cost, gross unrealized gains and losses, allowance for expected credit loss, and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2020 were:

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
Other Receivables included $17.1 million and $5.1 million of unsettled sales of Investments in Fixed Maturities at June 30, 2021 and December 31, 2020, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $34.6 million and $4.3 million at June 30, 2021 and December 31, 2020, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2021 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$74.2	$77.7
Due after One Year to Five Years	1,057.5	1,121.4
Due after Five Years to Ten Years	1,608.3	1,748.1
Due after Ten Years	3,002.9	3,505.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,349.7	1,382.5
Investments in Fixed Maturities	$7,092.6	$7,835.0
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2021 consisted of securities issued by the Government National Mortgage Association with a fair value of $321.4 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $28.3 million, securities issued by the Federal National Mortgage Association with a fair value of $15.0 million, and securities issued by other non-governmental issuers with a fair value of $1,017.8 million.

Note 6 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at June 30, 2021 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$19.2	$(0.6)	$—	$—	$19.2	$(0.6)
States and Political Subdivisions	170.4	(2.2)	3.4	(0.1)	173.8	(2.3)
Foreign Governments	0.2	(0.1)	2.8	(1.1)	3.0	(1.2)
Corporate Securities:
Bonds and Notes	337.4	(8.8)	17.0	(1.7)	354.4	(10.5)
Collateralized Loan Obligations	162.6	(0.9)	246.8	(4.4)	409.4	(5.3)
Other Mortgage- and Asset-backed	5.5	(0.1)	5.0	—	10.5	(0.1)
Total Fixed Maturities	$695.3	$(12.7)	$275.0	$(7.3)	$970.3	$(20.0)
Investment-grade fixed maturity investments comprised $11.5 million and below-investment-grade fixed maturity investments comprised $8.5 million of the unrealized losses on investments in fixed maturities at June 30, 2021. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 8% of the amortized cost basis of the investment.
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

Note 6 - Investments (continued)
At June 30, 2021 and December 31, 2020, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at June 30, 2021 and December 31, 2020. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for expected credit losses on fixed maturities available-for-sale by major security type for six months ended June 30, 2021.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.3	$3.0	$3.3
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.2	2.2
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.3)	0.1	(0.2)
Write-offs Charged Against Allowance	—	(0.2)	(0.2)
End of the Period	$—	$5.1	$5.1
The following table sets forth the change in allowance for expected credit losses on fixed maturities available-for-sale by major security type for the six months ended June 30, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$—	$—	$—
Impact of Adopting ASU 2016-13	—	—	—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.6	4.8	5.4
End of the Period	$0.6	$4.8	$5.4
Equity Securities
Investments in Equity Securities at Fair Value were $957.7 million and $858.5 million at June 30, 2021 and December 31, 2020, respectively. Net unrealized gains arising during the six months ended June 30, 2021 and recognized in earnings, related to such investments still held as of June 30, 2021, were $99.3 million.
Investments in Equity Securities at Modified Cost were $32.5 million and $40.1 million at June 30, 2021 and December 31, 2020, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in the carrying value due to observable transactions for the six months ended June 30, 2021. The Company recognized an impairment of $2.6 million and $3.4 million on Equity Securities at Modified Cost for the three and six months ended June 30, 2021, respectively as a result of

Note 6 - Investments (continued)
the Company’s impairment analysis. The Company has recognized $0.5 million of cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $9.3 million of cumulative impairments on Equity Securities at Modified Cost held as of June 30, 2021.
There were $0.4 million and no unsettled purchases of Investments in Equity Securities at June 30, 2021 and December 31, 2020, respectively. There were no unsettled sales of Investments in Equity Securities at June 30, 2021 and December 31, 2020, respectively.
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
The Company’s maximum exposure to loss at June 30, 2021 is limited to the total carrying value of $245.5 million. In addition, the Company had outstanding commitments totaling approximately $91.8 million to fund Equity Method Limited Liability Investments at June 30, 2021. At June 30, 2021, 3.9% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 33.2% was reported with a one month lag and the remainder was reported with more than a one month lag.
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
The Company’s maximum exposure to loss at June 30, 2021 is limited to the total carrying value of $46.6 million. In addition, the Company had outstanding commitments totaling approximately $31.5 million to fund Alternative Energy Partnership Investments at June 30, 2021. Alternative Energy Partnership Investments are reported on a three month lag.
Other Investments
The carrying values of the Company’s Other Investments at June 30, 2021 and December 31, 2020 were:

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Company-owned Life Insurance	$433.5	$327.4
Loans to Policyholders at Unpaid Principal	291.7	297.9
Real Estate at Depreciated Cost	98.7	98.7
Mortgage Loans and Other	86.9	55.0
Total	$910.8	$779.0

Note 6 - Investments (continued)
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2021 and 2020 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Investment Income:
Interest on Fixed Income Securities	$138.7	$145.3	$69.7	$74.3
Dividends on Equity Securities Excluding Alternative Investments	6.9	7.9	4.8	3.6
Alternative Investments:
Equity Method Limited Liability Investments	38.9	(10.9)	16.4	(12.7)
Limited Liability Investments Included in Equity Securities	19.8	4.9	15.3	1.1
Total Alternative Investments	58.7	(6.0)	31.7	(11.6)
Short-term Investments	0.4	1.9	(0.8)	0.3
Loans to Policyholders	10.9	11.1	5.4	5.5
Real Estate	4.8	4.8	2.4	2.3
Other	14.0	6.6	9.3	2.4
Total Investment Income	234.4	171.6	122.5	76.8
Investment Expenses:
Real Estate	4.2	5.3	2.1	2.7
Other Investment Expenses	13.2	12.9	6.5	6.3
Total Investment Expenses	17.4	18.2	8.6	9.0
Net Investment Income	$217.0	$153.4	$113.9	$67.8
Gross gains and losses on sales of investments in fixed maturities for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Fixed Maturities:
Gains on Sales	$32.4	$26.8	$19.2	$10.9
Losses on Sales	(1.3)	(1.6)	(0.2)	(0.5)

Note 7 - Fair Value Measurements
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
The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheets at June 30, 2021 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$137.9	$384.4	$—	$—	$522.3
States and Political Subdivisions	—	1,805.8	—	—	1,805.8
Foreign Governments	—	5.1	—	—	5.1
Corporate Securities:
Bonds and Notes	—	4,066.2	409.2	—	4,475.4
Redeemable Preferred Stock	—	1.3	6.2	—	7.5
Collateralized Loan Obligations	—	742.4	27.8	—	770.2
Other Mortgage and Asset-backed	—	230.5	18.2	—	248.7
Total Investments in Fixed Maturities	137.9	7,235.7	461.4	—	7,835.0
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	34.8	—	—	34.8
Other Industries	—	15.9	1.7	—	17.6
Common Stocks:
Finance, Insurance and Real Estate	20.0	—	1.7	—	21.7
Other Industries	2.8	0.1		—	2.9
Other Equity Interests:
Exchange Traded Funds	564.3	—	—	—	564.3
Limited Liability Companies and Limited Partnerships	—	—	—	316.4	316.4
Total Investments in Equity Securities at Fair Value	587.1	50.8	3.4	316.4	957.7
Convertible Securities at Fair Value	—	43.6	—	—	43.6
Total	$725.0	$7,330.1	$464.8	$316.4	$8,836.3
At June 30, 2021, the Company had unfunded commitments to invest an additional $118.0 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

Note 7 - Fair Value Measurements (continued)
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
The Company’s investments in Fixed Maturities that are classified as Level 1 primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities at Fair Value that are classified as Level 1 consist of either investments in publicly-traded common stocks or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 primarily consist of investments in corporate bonds, obligations of states and political subdivisions, collateralized loan obligations, and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities at Fair Value that are classified as Level 2 primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing

Note 7 - Fair Value Measurements (continued)
applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios.
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at June 30, 2021.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs		Weighted-average Yield
Investment-grade	Market Yield	$263.7	0.9%	9.4%	3.2%
Non-investment-grade:
Senior Debt	Market Yield	60.3	1.6	19.0	6.7
Junior Debt	Market Yield	68.6	6.0	26.5	14.7
Other	Various	68.8
Total Level 3 Fixed Maturity Investments		$461.4
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2020.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs		Weighted-average Yield
Investment-grade	Market Yield	$246.7	1.4%	13.0%	3.8%
Non-investment-grade:
Senior Debt	Market Yield	111.1	2.4	23.4	9.5
Junior Debt	Market Yield	64.6	3.1	27.9	13.7
Other	Various	26.8
Total Level 3 Fixed Maturity Investments		$449.2

Note 7 - Fair Value Measurements (continued)
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but for callable securities the fair value increase is generally limited to par, unless security is currently callable at a premium.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2021 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$433.0	$6.2	$—	$10.0	$—	$449.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	—	—	—	—	—	—
Included in Other Comprehensive Income (Loss)	0.8	—	0.1	(0.5)	—	0.4
Purchases	39.5	—	17.7	9.0	1.7	67.9
Settlements	—	—	—	(0.1)	—	(0.1)
Sales	(66.0)	—	—	(0.2)	—	(66.2)
Transfers into Level 3	2.5	—	10.0	—	1.7	14.2
Transfers out of Level 3	(0.6)	—	—	—	—	(0.6)
Balance at End of Period	$409.2	$6.2	$27.8	$18.2	$3.4	$464.8
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs due to change in pricing provider.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2021 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$414.5	$5.7	$—	$9.0	$—	$429.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	1.1	—	—	—	—	1.1
Included in Other Comprehensive Income (Loss)	4.5	0.5	0.1	0.3	—	5.4
Purchases	21.7	—	17.7	9.0	1.7	50.1
Settlements	—	—	—	(0.1)	—	(0.1)
Sales	(35.1)	—	—	—	—	(35.1)
Transfers into Level 3	2.5	—	10.0	—	1.7	14.2
Transfers out of Level 3	—	—	—	—	—	—
Balance at End of Period	$409.2	$6.2	$27.8	$18.2	$3.4	$464.8

Note 7 - Fair Value Measurements (continued)
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

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$390.6	$0.7	$6.7	$77.9	$9.4	$485.3
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(2.3)	—	—	—	—	(2.3)
Included in Other Comprehensive Income (Loss)	18.7	—	(0.1)	0.1	1.0	19.7
Purchases	53.4	—	—	(0.1)	—	53.3
Settlements	—	—	—	—	(0.1)	(0.1)
Sales	(15.5)	—	—	—	—	(15.5)
Transfers into Level 3	7.4	—	—	—	—	7.4
Transfers out of Level 3	—	(0.7)	(1.2)	(77.9)	—	(79.8)
Balance at End of Period	$452.3	$—	$5.4	$—	$10.3	$468.0

Note 7 - Fair Value Measurements (continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	June 30, 2021		December 31, 2020
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$291.7	$291.7	$297.9	$297.9
Short-term Investments	370.6	370.6	875.4	875.4
Mortgage Loans	85.7	85.7	54.6	54.6
Company-Owned Life Insurance	433.5	433.5	$327.4	$327.4
Equity Securities at Modified Cost	32.5	35.4	40.1	40.1
Financial Liabilities:
Long-term Debt	$1,122.3	$1,175.6	$1,172.8	$1,247.8
Policyholder Obligations	382.8	382.8	407.8	407.8
The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The fair value of Company-Owned Life Insurance is cash surrender value. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

Note 8 - Variable Interest Entities

The Company invests in an Alternative Energy Partnership formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. This entity was formed to invest in newly installed residential solar leases and power purchase agreements. As a result of this investment, the Company has the right to certain investment tax credits and tax depreciation benefits, and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers.
The Company’s interest in the Alternative Energy Partnership Investment is considered an investment in a variable interest entity (“VIE”). To determine whether the investment should be consolidated in the Condensed Consolidated Financial Statements, the Company evaluates whether it is the primary beneficiary of the VIE. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance of the entity and therefore is not required to consolidate the VIE. The project sponsor governs the entity and the Company only has consent rights that have been deemed protective in nature and does not participate in key economic decisions of the entity.
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Condensed Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax Expense (Benefit) on the Condensed Consolidated Statements of Income.
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments as of the periods indicated:

	Six Months Ended		Three Months Ended
(Dollars in millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Fundings	$48.5	$—	$—	$—
Cash distribution from investment	—	—	—	—
Gain (loss) on investments in Alternative Energy Partnership	(23.1)	—	(7.7)	—
Income tax credits recognized	36.1	—	7.7	—
Tax benefit (expense) recognized from HLBV application	1.1	—	0.9	—

The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of the dates indicated:

(Dollars in millions)	Jun 30, 2021
Cash	$33.1
Equipment, net of depreciation	121.5
Other assets	2.8
Total unconsolidated assets	157.4
Maximum loss exposure	46.6
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $46.6 million, which is the carrying value of the investment at June 30, 2021.

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2021 were:

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	$730.6	$(2.1)	$(45.7)	$(2.3)	$680.5
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	(116.3)	(1.9)	—	—	$(118.2)
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(20.3)	—	0.8	0.2	$(19.3)
Other Comprehensive Income (Loss), Net of Tax	(136.6)	(1.9)	0.8	0.2	(137.5)
Balance at End of Period	$594.0	$(4.0)	$(44.9)	$(2.1)	$543.0

The components of Other Comprehensive Income (Loss) and AOCI for the three months ended June 30, 2021 were:

	Changes in Net Unrealized Gains (Losses) on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Consolidated Statements of Income	Having Credit Losses Recognized in Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	441.4	$(3.8)	$(44.9)	$(2.2)	$390.5
Other Comprehensive Income (Loss) Before Reclassification Adjustment, Net of Tax	165.2	(0.2)	—	—	$165.0
Reclassification Adjustment for Amounts Included in Net Income, Net of Tax	(12.6)	—	—	0.1	$(12.5)
Other Comprehensive Income (Loss), Net of Tax	152.6	(0.2)	—	0.1	152.5
Balance at End of Period	$594.0	$(4.0)	$(44.9)	$(2.1)	$543.0

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
The pre-tax components of the Other Comprehensive Income (Loss) and the related Income Tax Benefit (Expense) for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	$(147.5)	$213.6	$206.7	$411.6
Income Tax Benefit (Expense)	31.2	(44.9)	(41.5)	(86.5)
Net of Taxes	(116.3)	168.7	165.2	325.1

Having Credit Losses Recognized in Condensed Consolidated Statements of Income	(2.4)	(3.7)	(0.3)	(0.8)
Income Tax Benefit (Expense)	0.5	0.8	0.1	0.2
Net of Taxes	(1.9)	(2.9)	(0.2)	(0.6)

Reclassification Adjustment for Amounts Included in Net Income	(25.7)	(7.4)	(15.9)	(3.5)
Income Tax Benefit (Expense)	5.4	1.6	3.3	0.8
Net of Taxes	(20.3)	(5.8)	(12.6)	(2.7)

Changes in Net Unrecognized Postretirement Benefit Costs	0.4	1.4	0.1	0.7
Income Tax Benefit (Expense)	0.4	(0.3)	(0.1)	(0.1)
Net of Taxes	0.8	1.1	—	0.6

Changes in Gain (Loss) on Cash Flow Hedges	0.2	0.1	0.1	—
Income Tax Benefit (Expense)	—	—	—	—
Net of Taxes	0.2	0.1	0.1	—

Total Other Comprehensive Income (Loss) Before Income Taxes	(175.0)	204.0	190.7	408.0
Total Income Tax Benefit (Expense)	37.5	(42.8)	(38.2)	(85.6)
Total Other Comprehensive Income (Loss), Net of Taxes	$(137.5)	$161.2	$152.5	$322.4

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2021 and 2020:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Reclassification of AOCI from Net Unrealized Gains on Investments to:
Net Realized Gains on Sales of Investments	$32.9	$26.4	$19.1	$10.5
Impairment Losses	(7.2)	(19.0)	(3.2)	(7.0)
Total Before Income Taxes	25.7	7.4	15.9	3.5
Income Tax Benefit (Expense)	(5.4)	(1.6)	(3.3)	(0.8)
Reclassification from AOCI, Net of Income Taxes	20.3	5.8	12.6	2.7
Reclassification of AOCI from Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(0.4)	(1.4)	(0.1)	(0.7)
Income Tax Benefit (Expense)	(0.4)	0.3	0.1	0.1
Reclassification from AOCI, Net of Income Taxes	(0.8)	(1.1)	—	(0.6)
Reclassification of AOCI from Loss on Cash Flow Hedges to:
Interest and Other Expenses	(0.2)	(0.1)	(0.1)	—
Income Tax Benefit (Expense)	—	—	—	—
Reclassification from AOCI, Net of Income Taxes	(0.2)	(0.1)	(0.1)	—
Total Reclassification from AOCI to Net Income	$19.3	$4.6	$12.5	$2.1
Note 10 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million as of December 31, 2020. As of June 30, 2021, the remaining share repurchase authorization was $174.6 million under the repurchase program.
During the six months ended June 30, 2021 and 2020, Kemper repurchased and retired approximately 2,045,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $158.7 million and $110.4 million and an average cost per share of $77.63 and $68.29, respectively.
During the three months ended June 30, 2021 and 2020, Kemper repurchased and retired approximately 1,451,000 and 128,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $111.6 million and $9.2 million and an average cost per share of $76.92 and $71.85, respectively.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Employee Stock Purchase Plan
During the six months ended June 30, 2021 and 2020, the Company issued 32,000 and 27,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $65.09 and $62.42 per share. Compensation costs charged against income were $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
During the three months ended June 30, 2021 and 2020, the Company issued 17,000 and 13,000 shares under the ESPP, respectively, at a discounted price of $62.82 and $61.64 per share. Compensation costs charged against income were $0.2 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively.

Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 3,145 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
The components of Pension Income for the Pension Plan for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Interest Cost on Projected Benefit Obligation	$3.5	$9.0	$1.7	$4.5
Expected Return on Plan Assets	(4.7)	(14.7)	(2.4)	(7.4)
Amortization of Net Actuarial Loss	1.5	3.0	0.8	1.5
Total Pension (Benefit) Expense	$0.3	$(2.7)	$0.1	$(1.4)
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 575 retired and 500 active employees.
The components of OPEB benefits for the OPEB Plans for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Service Cost	$0.1	$0.1	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.2	0.1	0.1
Amortization of Prior Service Credit	(0.7)	(0.7)	(0.4)	(0.4)
Amortization of Net Gain	(0.7)	(1.0)	(0.3)	(0.5)
Total OPEB (Benefit) Expense	$(1.2)	$(1.4)	$(0.6)	$(0.8)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Income.
Note 12 - Policyholder Obligations
Policyholder Obligations at June 30, 2021 and December 31, 2020 were as follows:

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
FHLB Funding Agreements	$382.8	$407.8
Other	59.9	59.2
Total	$442.7	$467.0
Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the Federal Home Loan Bank (“FHLB”) of Chicago in exchange for cash, which it uses for spread lending purposes. During the six months ended June 30, 2021, United Insurance received advances of $131.9 million from the FHLB of Chicago and made repayments of $157.0 million under the spread lending program.
When a funding agreement is issued, United Insurance is then required to post collateral in the form of eligible securities including mortgage-backed, government, and agency debt instruments for each of the advances that are entered. The fair value

Note 12 - Policyholder Obligations (continued)
of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Upon any event of default by United Insurance, the FHLB’s recovery on the collateral is limited to the amount of United Insurance’s liability under the funding agreements to the FHLB of Chicago.
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at June 30, 2021 and December 31, 2020 is presented below.

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Liability under Funding Agreements	$382.8	$407.8
Fair Value of Collateral Pledged	468.0	530.5
FHLB of Chicago Common Stock Owned at Cost	11.8	11.8
Note 13 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $0.8 million of remaining unamortized costs under the credit agreement, is being amortized over the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either June 30, 2021 or December 31, 2020.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at June 30, 2021 and December 31, 2020 was:

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Term Loan due July 5, 2023	—	$49.9
5.000% Senior Notes due September 19, 2022	277.6	278.3
4.350% Senior Notes due February 15, 2025	448.8	448.8
2.400% Senior Notes due September 30, 2030	395.9	395.8
Total Long-term Debt Outstanding	$1,122.3	$1,172.8
Term Loan Due 2023
On June 4, 2019, the Company entered into a delayed-draw term loan facility with a borrowing capacity of $50.0 million and a maturity date four years from the borrowing date (the “2023 Term Loan”). On July 5, 2019, the Company borrowed $49.9 million, net of debt issuance costs, under the 2023 Term Loan, with a final maturity date of July 5, 2023 (and a mutual option to extend the maturity date by one year). On March 16, 2021, the Company repaid all $50.0 million outstanding borrowings and accrued interest on the 2023 Term Loan.

Note 13 - Debt (continued)
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and Alliance are members of the FHLBs of Chicago, Dallas and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at June 30, 2021 or December 31, 2020. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $22.3 million and $11.2 million for the six and three months ended June 30, 2021. Interest paid, including facility fees, was $22.1 million and $0.4 million for the six and three months ended June 30, 2021. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $16.4 million and $8.9 million for the six and three months ended June 30, 2020. Interest paid, including facility fees, was $17.5 million and $0.4 million for the six and three months ended June 30, 2020.
Note 14 - Leases
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Operating Lease Right-of-Use Assets	$77.1	$68.6
Operating Lease Liabilities	102.0	89.6

Note 14 - Leases (continued)

Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.1	$0.2	$—	$0.1
Operating Lease Cost	11.0	10.8	5.9	5.2
Variable Lease Cost	$0.1	$—	$0.1	$—
Short-Term Lease Cost (1)	1.6	—	0.7	—
Total Lease Cost	$12.8	$11.0	$6.7	5.3
(1) - Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.

Other Information on Operating Leases

Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020
Operating Cash Flows from Operating Lease (Fixed Payments)	$11.4	$10.9
Operating Cash Flows from Operating Lease (Liability Reduction)	10.2	9.5
Financing Cash Flows from Finance Leases	0.1	0.2
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	18.2	5.8
Significant judgments and assumptions for determining lease asset and liability at June 30, 2021 and 2020 are presented below.

	Six Months Ended
	Jun 30, 2021	Jun 30, 2020
Weighted-average Remaining Lease Term - Finance Leases	0.3 years	1.2 years
Weighted-average Remaining Lease Term - Operating Leases	6.6 years	6.8 years
Weighted-average Discount Rate - Finance Leases	4.0%	4.0%
Weighted-average Discount Rate - Operating Leases	3.4%	3.8%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

Note 14 - Leases (continued)
Future minimum lease payments under operating leases at June 30, 2021 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
Remainder of 2021	$12.4
2022	23.7
2023	20.9
2024	15.2
2025	10.1
2026 and Thereafter	34.0
Total Future Payments	$116.3
Less Imputed Interest	14.3
Present Value of Minimum Lease Payments	$102.0
Note 15 - Income Taxes
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
There were no unrecognized tax benefits at June 30, 2021 or December 31, 2020. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Income taxes paid, net of refunds received, were $38.0 million for the six months ended June 30, 2021. During 2020, the IRS issued Notice 2020-23, which provided for the deferral of quarterly federal income tax payments, originally due April 15 and June 15th, to July 15, 2020. Accordingly, the Company paid no federal income taxes during the six months ended June 30, 2020. Income taxes paid to state taxing authorities, net of refunds received, were $1.0 million for the six months ended June 30, 2020.

Note 16 - Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, arbitrations, regulatory examinations, audits and inquiries. Except with regard to the matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s interim Condensed Consolidated Financial Statements.
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

Note 17 - Related Parties
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
Net Income was $60.6 million ($0.93 per unrestricted common share) for the six months ended June 30, 2021, compared to $190.1 million ($2.88 per unrestricted common share) for the same period in 2020.
Net Income (Loss) was $(62.6) million $(0.97) per unrestricted common share) for the three months ended June 30, 2021, compared to $126.1 million ($1.93 per unrestricted common share) for the same period in 2020.
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
A reconciliation of Net Income (Loss) to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the six and three months ended June 30, 2021 and 2020 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2021	Jun 30, 2020	Increase (Decrease)	Jun 30, 2021	Jun 30, 2020	Increase (Decrease)
Net Income (Loss)	$60.6	$190.1	$(129.5)	$(62.6)	$126.1	$(188.7)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	73.5	(36.5)	110.0	32.3	56.6	(24.3)
Net Realized Gains on Sales of Investments	26.1	22.3	3.8	15.2	9.3	5.9
Impairment Losses	(5.7)	(15.0)	9.3	(2.5)	(5.5)	3.0
Acquisition Related Transaction, Integration and Other Costs	(21.1)	(22.8)	1.7	(8.2)	(13.5)	5.3
Adjusted Consolidated Net Operating Income (Loss)	$(12.2)	$242.1	$(254.3)	$(99.4)	$79.2	$(178.6)

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(11.6)	$127.6	$(139.2)	$(91.7)	$67.5	$(159.2)
Preferred Property & Casualty Insurance	1.3	19.3	(18.0)	(8.3)	0.9	(9.2)
Life & Health Insurance	20.3	38.4	(18.1)	13.0	16.1	(3.1)
Total Segment Net Operating Income (Loss)	10.0	185.3	(175.3)	(87.0)	84.5	(171.5)
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6	(70.6)	—	—	—
Other	(22.2)	(13.8)	(8.4)	(12.4)	(5.3)	(7.1)
Corporate and Other Net Operating Income (Loss)	(22.2)	56.8	(79.0)	(12.4)	(5.3)	(7.1)
Adjusted Consolidated Net Operating Income (Loss)	$(12.2)	$242.1	$(254.3)	$(99.4)	$79.2	$(178.6)
Net Income (Loss)
Net Income decreased by $129.5 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to lower Adjusted Consolidated Net Operating Income, partially offset by income from change in fair value of equity and convertible securities. Adjusted Consolidated Net Operating Income decreased by $254.3 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Income, Corporate and Other Net Operating Income, Life & Health Insurance Segment Net Operating Income, and Preferred Property & Casualty Insurance Segment Net Operating Income.

Summary of Results (continued)

See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income decreased due primarily to a gain recognized in 2020 for the satisfaction of the remaining balance of a final judgment received by the Company in connection with an arbitration award against Computer Sciences Corporation (the “CSC Judgment”). The Company’s investment results were favorable in 2021, compared to 2020, by a $110.0 million after-tax increase from the change in fair value of the equity and convertible securities, a $9.3 million after-tax decrease from impairment losses and a $3.8 million after-tax increase from net realized gains on sales of investments. See MD&A, “Investment Results,” for additional discussion.

Net Income decreased by $188.7 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to lower Adjusted Consolidated Net Operating Income and lower income from change in fair value of equity and convertible securities. Adjusted Consolidated Net Operating Income decreased by $178.6 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Income, Preferred Property & Casualty Insurance Segment Net Operating Income, Corporate and Other Net Operating Income, and Life & Health Insurance Segment Net Operating Income. See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results.

Revenues
Earned Premiums were $2,538.5 million for the six months ended June 30, 2021, compared to $2,251.7 million for the same period in 2020, an increase of $286.8 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $306.4 million for the six months ended June 30, 2021, compared to the same period in 2020. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $19.1 million for the six months ended June 30, 2021, compared to the same period in 2020. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,337.7 million for the three months ended June 30, 2021, compared to $1,085.3 million for the same period in 2020, an increase of $252.4 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $251.3 million for the three months ended June 30, 2021, compared to the same period in 2020. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $0.4 million for the three months ended June 30, 2021, compared to the same period in 2020. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $63.6 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments and higher levels of investments in fixed income securities, partially offset by lower yields on fixed income securities. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Net Investment Income increased by $46.1 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments and higher levels of investments in fixed income securities, partially offset by lower yields on fixed income securities. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Loss from the change in value of Alternative Energy Partnership Investments was $23.1 million for the six months ended June 30, 2021.
Loss from the change in value of Alternative Energy Partnership Investments was $7.7 million for the three months ended June 30, 2021.
Other Income was $8.5 million for the six months ended June 30, 2021, compared to $91.8 million for the same period in 2020. Other Income for the six months ended June 30, 2020 included a gain of $89.4 million related to the satisfaction of the CSC Judgment.
Other Income was $7.0 million for the three months ended June 30, 2021, compared to $1.5 million for the same period in 2020.
Net Realized Gains on Sales of Investments were $33.0 million for the six months ended June 30, 2021, compared to $28.2 million for the same period in 2020. Net Realized Gains on Sales of Investments were $19.2 million for the three months ended June 30, 2021, compared to $11.7 million for the same period in 2020.

Summary of Results (continued)
Impairment Losses were $7.2 million for the six months ended June 30, 2021, compared to $19.0 million for the same period in 2020. Impairment Losses were $3.2 million for the three months ended June 30, 2021, compared to $7.0 million for the same period in 2020.
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
(ii) Net Realized Gains or Losses on Sales of Investments;
(iii) Impairment Losses;
(iv) Acquisition Related Transaction, Integration and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations

Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the six and three months ended June 30, 2021 or 2020.

The Company believes that Adjusted Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition Related Transaction and Integration Costs may vary significantly between periods and are generally driven

Non-GAAP Financial Measures (continued)

by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends. The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Premiums Written	$2,054.0	$1,692.1	$1,082.0	$780.9
Earned Premiums	$1,887.9	$1,581.5	$1,010.3	$759.0
Net Investment Income	77.7	45.7	42.7	16.9
Change in Value of Alternative Energy Partnership Investments	(11.0)	—	(3.7)	—
Other Income	1.9	1.0	1.0	0.1
Total Revenues	1,956.5	1,628.2	1,050.3	776.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,527.4	1,135.6	877.4	515.8
Catastrophe Losses and LAE	9.8	4.7	8.1	4.5
Prior Years:
Non-catastrophe Losses and LAE	79.9	14.9	81.3	9.6
Catastrophe Losses and LAE	0.4	0.2	—	—
Total Incurred Losses and LAE	1,617.5	1,155.4	966.8	529.9
Insurance Expenses	375.9	313.3	205.6	161.2
Other Expenses	—	—	—	0.4
Operating Income (Loss)	(36.9)	159.5	(122.1)	84.5
Income Tax Benefit (Expense)	25.3	(31.9)	30.4	(17.0)
Segment Net Operating Income (Loss)	$(11.6)	$127.6	$(91.7)	$67.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	81.0%	71.9%	86.9%	67.9%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.3	0.8	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	4.2	0.9	8.0	1.3
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	85.7	73.1	95.7	69.8
Insurance Expense Ratio	19.9	19.8	20.4	21.2
Combined Ratio	105.6%	92.9%	116.1%	91.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	81.0%	71.9%	86.9%	67.9%
Insurance Expense Ratio	19.9	19.8	20.4	21.2
Underlying Combined Ratio	100.9%	91.7%	107.3%	89.1%
Non-GAAP Measure Reconciliation
Combined Ratio	105.6%	92.9%	116.1%	91.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.5	0.3	0.8	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	4.2	0.9	8.0	1.3
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	100.9%	91.7%	107.3%	89.1%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Insurance Reserves:
Non-Standard Automobile	$1,703.1	$1,308.3
Commercial Automobile	281.6	236.5
Insurance Reserves	$1,984.7	$1,544.8
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,005.8	$744.6
Incurred But Not Reported	810.2	653.6
Total Loss and LAE Reserves	1,816.0	1,398.2
Unallocated LAE Reserves	168.7	146.6
Insurance Reserves	$1,984.7	$1,544.8
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
Overall
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Loss of $11.6 million for the six months ended June 30, 2021, compared to Segment Net Operating Income of $127.6 million for the same period in 2020. Segment Net Operating Income decreased by $139.2 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums and adverse loss reserve development, partially offset by earnings from the acquisition of AAC, lower expenses as a percentage of earned premiums, and higher net investment income. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $306.4 million for the six months ended June 30, 2021, compared to the same period in 2020, driven by the acquisition of AAC, premium credits in the prior period, and higher volume. Volumes were higher in both the Private Passenger Auto and Commercial Automobile product lines.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $32.0 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to a higher return on Alternative Investments and a higher level of investments, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $11.0 million for the six months ended June 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $17.8 million, resulting in net income attributable to Alternative Energy Partnership Investments of $6.8 million for the six months ended June 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 81.0% in 2021, a deterioration of 9.1 percentage points, compared to 2020, due primarily to higher claim frequency and severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $80.3 million in 2021, compared to adverse development of $15.1 million in 2020. Adverse loss and LAE reserve development in 2021 was largely driven by legal developments and increased severity in personal injury protection coverage in Florida and liability coverages. Catastrophe losses and LAE (excluding reserve development) were $9.8 million in 2021, compared to $4.7 million in 2020, a deterioration of $5.1 million.

Specialty Property & Casualty Insurance (continued)
Insurance Expenses were $375.9 million, or 19.9% of earned premiums, in 2021, an deterioration of 0.1 percentage point compared to 2020, driven primarily by amortization of intangibles for AAC acquisition in 2021 partially offset by lower earned premium in 2020 due primarily to premium credits.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $91.7 million for the three months ended June 30, 2021, compared to Segment Net Operating Income of $67.5 million for the same period in 2020. Segment Net Operating Income decreased by $159.2 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums and adverse loss reserve development, partially offset by earnings from the acquisition of AAC, lower expenses as a percentage of earned premiums, and higher net investment income. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $251.3 million for the three months ended June 30, 2021, compared to the same period in 2020, driven by the acquisition of AAC, premium credits in the prior period, and higher volume. Volumes were higher in both the Private Passenger Auto and Commercial Automobile product lines.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $25.8 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to a higher return on Alternative Investments and a higher level of investments, partially offset by lower yields on fixed income securities.
Loss related to Change in Value of Alternative Energy Partnership Investments was $3.7 million for the three months ended June 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $4.0 million, resulting in net income attributable to Alternative Energy Partnership Investments of $0.3 million for the three months ended June 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 86.9% in 2021, a deterioration of 19.0 percentage points, compared to 2020, due primarily to higher claim frequency and severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $81.3 million in 2021, compared to adverse development of $9.6 million in 2020. Adverse loss and LAE reserve development in 2021 was largely driven by legal developments and increased severity in personal injury protection coverage in Florida and liability coverages. Catastrophe losses and LAE (excluding reserve development) were $8.1 million in 2021, compared to $4.5 million in 2020, a deterioration of $3.6 million.
Insurance Expenses were $205.6 million, or 20.4% of earned premiums, in 2021, an improvement of 0.8 percentage points compared to 2020, driven primarily by higher earned premiums in the period.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Premiums Written	$1,825.8	$1,530.8	$964.3	$700.5
Earned Premiums	$1,695.0	$1,443.0	$909.6	$689.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,391.5	$1,048.4	$805.1	$472.4
Catastrophe Losses and LAE	9.0	4.4	7.4	4.2
Prior Years:
Non-catastrophe Losses and LAE	71.6	29.0	76.0	11.2
Catastrophe Losses and LAE	0.4	0.3	—	0.1
Total Incurred Losses and LAE	$1,472.5	$1,082.1	$888.5	$487.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	82.2%	72.7%	88.5%	68.5%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.3	0.8	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	4.2	2.0	8.4	1.6
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	86.9%	75.0%	97.7%	70.7%
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from specialty personal automobile insurance increased by $252.0 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to the acquisition of AAC, premium credits in the prior period, and higher volume. Incurred losses and LAE were $1,472.5 million, or 86.9% of earned premiums in 2021, compared to $1,082.1 million, or 75.0% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher claim frequency and severity trends, and higher adverse loss reserve development. Underlying losses and LAE as a percentage of related earned premiums were 82.2% in 2021, compared to 72.7% in 2020, an increase of 9.5%. Adverse loss and LAE reserve development was $72.0 million in 2021, compared to adverse development of $29.3 million in 2020, primarily driven by legal developments and increased severity in personal injury protection coverage in Florida and liability coverages. Catastrophe losses and LAE (excluding reserve development) were $9.0 million in 2021, compared to $4.4 million in 2020.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from specialty personal automobile insurance increased by $219.8 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to the acquisition of AAC, premium credits in the prior period, and higher volume. Incurred losses and LAE were $888.5 million, or 97.7% of earned premiums in 2021, compared to $487.9 million, or 70.7% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher claim frequency and severity trends and higher adverse loss reserve development. Underlying losses and LAE as a percentage of related earned premiums were 88.5% in 2021, compared to 68.5% in 2020, an increase of 20.0% points. Adverse loss and LAE reserve development was $76.0 million in 2021, primarily driven by legal developments and increased severity in personal injury protection coverage in Florida and liability coverages, compared to adverse development of $11.3 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $7.4 million in 2021, compared to $4.2 million in 2020.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Premiums Written	$228.2	$161.3	$117.7	$80.4
Earned Premiums	$192.9	$138.5	$100.7	$69.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$135.9	$87.2	$72.3	$43.4
Catastrophe Losses and LAE	0.8	0.3	0.7	0.3
Prior Years:
Non-catastrophe Losses and LAE	8.3	(14.1)	5.3	(1.6)
Catastrophe Losses and LAE	—	(0.1)	—	(0.1)
Total Incurred Losses and LAE	$145.0	$73.3	$78.3	$42.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.5%	63.0%	71.8%	62.7%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.2	0.7	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	4.3	(10.2)	5.3	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	(0.1)
Total Incurred Loss and LAE Ratio	75.2%	52.9%	77.8%	60.7%
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from commercial automobile insurance increased by $54.4 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE were $145.0 million, or 75.2% of earned premiums in 2021, compared to $73.3 million, or 52.9% of earned premiums in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 70.5% in 2021, compared to 63.0% in 2020, a deterioration of 7.5 percentage points due primarily to higher claim severity trends. Adverse loss and LAE reserve development was $8.3 million in 2021, compared to favorable reserve development of $14.2 million in 2020.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from commercial automobile insurance increased by $31.5 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE were $78.3 million, or 77.8% of earned premiums in 2021, compared to $42.0 million, or 60.7% of earned premiums in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 71.8% in 2021, compared to 62.7% in 2020, a deterioration of 9.1 percentage points due primarily to higher claim severity trends. Adverse loss and LAE reserve development was $5.3 million in 2021, compared to favorable reserve development of $1.7 million in 2020.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Premiums Written	$324.0	$325.6	$169.6	$161.5
Earned Premiums	$325.4	$344.5	$163.2	$163.6
Net Investment Income	35.4	14.0	19.5	4.3
Changes in Value of Alternative Energy Partnership Investments	(6.1)	—	(2.0)	—
Other Income	—	0.1	—	0.1
Total Revenues	354.7	358.6	180.7	168.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	212.4	191.0	116.2	82.5
Catastrophe Losses and LAE	48.2	25.4	24.2	20.6
Prior Years:
Non-catastrophe Losses and LAE	5.1	4.9	5.0	8.2
Catastrophe Losses and LAE	(3.7)	(0.7)	(3.4)	0.4
Total Incurred Losses and LAE	262.0	220.6	142.0	111.7
Insurance Expenses	103.1	114.2	52.1	55.5
Operating Income (Loss)	(10.4)	23.8	(13.4)	0.8
Income Tax Benefit (Expense)	11.7	(4.5)	5.1	0.1
Segment Net Operating Income (Loss)	$1.3	$19.3	$(8.3)	$0.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	65.2%	55.4%	71.2%	50.5%
Current Year Catastrophe Losses and LAE Ratio	14.8	7.4	14.8	12.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.6	1.4	3.1	5.0
Prior Years Catastrophe Losses and LAE Ratio	(1.1)	(0.2)	(2.1)	0.2
Total Incurred Loss and LAE Ratio	80.5	64.0	87.0	68.3
Insurance Expense Ratio	31.7	33.1	31.9	33.9
Combined Ratio	112.2%	97.1%	118.9%	102.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	65.2%	55.4%	71.2%	50.5%
Insurance Expense Ratio	31.7	33.1	31.9	33.9
Underlying Combined Ratio	96.9%	88.5%	103.1%	84.4%
Non-GAAP Measure Reconciliation
Combined Ratio	112.2%	97.1%	118.9%	102.2%
Less:
Current Year Catastrophe Losses and LAE Ratio	14.8	7.4	14.8	12.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.6	1.4	3.1	5.0
Prior Years Catastrophe Losses and LAE Ratio	(1.1)	(0.2)	(2.1)	0.2
Underlying Combined Ratio	96.9%	88.5%	103.1%	84.4%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2021		Jun 30, 2020
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	26	$22.3	27	$25.4
$5 - $10	2	10.8	—	—
$10 - $15	—	—	—	—
$15 - $20	1	15.1	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	29	$48.2	27	$25.4
Insurance Reserves

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Insurance Reserves:
Preferred Automobile	$282.9	$281.3
Homeowners	110.7	104.0
Other	31.0	26.3
Insurance Reserves	$424.6	$411.6
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$282.3	$262.2
Incurred But Not Reported	116.1	122.0
Total Loss and LAE Reserves	398.4	384.2
Unallocated LAE Reserves	26.2	27.4
Insurance Reserves	$424.6	$411.6
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
Overall
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Income of $1.3 million for the six months ended June 30, 2021, compared to Segment Net Operating Income of $19.3 million for the same period in 2020. Segment Net Operating Income decreased by $18.0 million due primarily to higher catastrophe losses and LAE (excluding loss reserve development) and the adverse impact of underlying losses and LAE as a percentage of earned premiums, partially offset by an improvement in net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $19.1 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to lower homeowners insurance volume.

Preferred Property & Casualty Insurance (continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $21.4 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to a higher return on Alternative Investments and a higher level of investments, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $6.1 million for the six months ended June 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $9.9 million, resulting in net income attributable to Alternative Energy Partnership Investments of $3.8 million for the six months ended June 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 65.2% in 2021, a deterioration of 9.8 percentage points, compared to 2020. Catastrophe losses and LAE (excluding reserve development) were $48.2 million in 2021, compared to $25.4 million in 2020, an increase of $22.8 million. Catastrophe losses and LAE (excluding reserve development) increased due primarily to an increase in severity of catastrophic events in 2021 compared to 2020. There were three catastrophic events above $5 million in 2021, compared to no catastrophic events above $5 million in 2020. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.4 million in 2021, compared to $4.2 million in 2020.
Insurance expenses were $103.1 million, or 31.7% of earned premiums in 2021, an improvement of 1.4% percentage points compared to 2020.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Loss of $8.3 million for the three months ended June 30, 2021, compared to Segment Net Operating Income of $0.9 million for the same period in 2020. Segment Net Operating Income decreased by $9.2 million due primarily to higher catastrophe losses and LAE (excluding loss reserve development) and higher underlying losses and LAE as a percentage of earned premiums, partially offset by an improvement in net investment income.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $0.4 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to lower homeowners insurance volume.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $15.2 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to higher return on Alternative Investments, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $2.0 million for the three months ended June 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $2.3 million, resulting in net income attributable to Alternative Energy Partnership Investments of $0.3 million for the three months ended June 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 71.2% in 2021, a deterioration of 20.7 percentage points, compared to 2020. Catastrophe losses and LAE (excluding reserve development) were $24.2 million in 2021, compared to $20.6 million in 2020, a deterioration of $3.6 million. Catastrophe losses and LAE (excluding reserve development) increased due primarily to an increase in severity of catastrophic events in 2021, compared to 2020. There were two catastrophic events above $5 million in 2021, compared to no catastrophic events above $5 million in 2020. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.6 million in 2021, compared to $8.6 million in 2020.
Insurance expenses were $52.1 million, or 31.9% of earned premiums in 2021, an improvement of 2.0% percentage points compared to 2020.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Premiums Written	$204.8	$201.5	$104.4	$95.6
Earned Premiums	$206.5	$214.0	$103.5	$99.1

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$149.4	$129.7	$81.6	$53.8
Catastrophe Losses and LAE	3.4	2.2	2.8	2.0
Prior Years:
Non-catastrophe Losses and LAE	4.8	11.9	3.6	9.7
Catastrophe Losses and LAE	(0.1)	(0.4)	(0.2)	(0.3)
Total Incurred Losses and LAE	$157.5	$143.4	$87.8	$65.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.4%	60.6%	78.8%	54.3%
Current Year Catastrophe Losses and LAE Ratio	1.6	1.0	2.7	2.0
Prior Years Non-catastrophe Losses and LAE Ratio	2.3	5.6	3.5	9.8
Prior Years Catastrophe Losses and LAE Ratio	—	(0.2)	(0.2)	(0.3)
Total Incurred Loss and LAE Ratio	76.3%	67.0%	84.8%	65.8%
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums on preferred automobile insurance decreased by $7.5 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to lower volume. Incurred losses and LAE were $157.5 million, or 76.3% of earned premiums, in 2021, compared to $143.4 million, or 67.0% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 72.4% in 2021, compared to 60.6% in 2020, a deterioration of 11.8 percentage points primarily due to higher claim frequency and severity trends. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $4.7 million in 2021, compared to $11.5 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $3.4 million in 2021, compared to $2.2 million in 2020.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums on preferred automobile insurance increased by $4.4 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE were $87.8 million, or 84.8% of earned premiums, in 2021, compared to $65.2 million, or 65.8% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of adverse change in loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 78.8% in 2021, compared to 54.3% in 2020, a deterioration of 24.5 percentage points primarily due to higher claim frequency and severity trends. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $3.4 million in 2021, compared to $9.4 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $2.8 million in 2021, compared to $2.0 million in 2020.

Preferred Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Premiums Written	$102.4	$107.1	$56.3	$57.2
Earned Premiums	$102.1	$112.4	$51.3	55.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$54.7	$54.1	$30.5	$25.4
Catastrophe Losses and LAE	43.8	22.7	21.8	18.2
Prior Years:
Non-catastrophe Losses and LAE	(2.3)	(5.1)	0.2	(0.8)
Catastrophe Losses and LAE	(1.9)	(0.1)	(1.8)	0.6
Total Incurred Losses and LAE	$94.3	$71.6	$50.7	$43.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	53.7%	48.1%	59.4%	45.7%
Current Year Catastrophe Losses and LAE Ratio	42.9	20.2	42.5	32.7
Prior Years Non-catastrophe Losses and LAE Ratio	(2.3)	(4.5)	0.4	(1.4)
Prior Years Catastrophe Losses and LAE Ratio	(1.9)	(0.1)	(3.5)	1.1
Total Incurred Loss and LAE Ratio	92.4%	63.7%	98.8%	78.1%
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums in homeowners insurance decreased by $10.3 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to lower volume. Incurred losses and LAE were $94.3 million, or 92.4% of earned premiums, in 2021, compared to $71.6 million, or 63.7% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses (excluding loss reserve development) and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 53.7% in 2021, compared to 48.1% in 2020, an deterioration of 5.6 percentage points. Catastrophe losses and LAE (excluding reserve development) were $43.8 million in 2021, compared to $22.7 million in 2020. There were three catastrophic events above $5 million in 2021, compared to no catastrophic events above $5 million in 2020. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $4.2 million in 2021, compared to $5.2 million in 2020.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums in homeowners insurance decreased by $4.3 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to lower volume. Incurred losses and LAE were $50.7 million, or 98.8% of earned premiums, in 2021, compared to $43.4 million, or 78.1% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses (excluding loss reserve development) and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 59.4% in 2021, compared to 45.7% in 2020, an increase of 13.7 percentage points. Catastrophe losses and LAE (excluding reserve development) were $21.8 million in 2021, compared to $18.2 million in 2020. There were two catastrophic events above $5 million in 2021, compared to no catastrophic events above $5 million in 2020. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $1.6 million in 2021, compared to $0.2 million in 2020.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net Premiums Written	$16.8	$17.0	$8.9	$8.7
Earned Premiums	$16.8	$18.1	$8.4	$8.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$8.3	$7.2	$4.1	$3.3
Catastrophe Losses and LAE	1.0	0.5	(0.4)	0.4
Prior Years:
Non-catastrophe Losses and LAE	2.6	(1.9)	1.2	(0.7)
Catastrophe Losses and LAE	(1.7)	(0.2)	(1.4)	0.1
Total Incurred Losses and LAE	$10.2	$5.6	$3.5	$3.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	49.3%	39.7%	48.9%	37.1%
Current Year Catastrophe Losses and LAE Ratio	6.0	2.8	(4.8)	4.5
Prior Years Non-catastrophe Losses and LAE Ratio	15.5	(10.5)	14.3	(7.9)
Prior Years Catastrophe Losses and LAE Ratio	(10.1)	(1.1)	(16.7)	1.1
Total Incurred Loss and LAE Ratio	60.7%	30.9%	41.7%	34.8%
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums on other personal insurance decreased by $1.3 million for the six months ended June 30, 2021, compared to the same period in 2020. Incurred losses and LAE were $10.2 million, or 60.7% of earned premiums, in 2021, compared to $5.6 million, or 30.9% of earned premiums, in 2020. Underlying losses and LAE as a percentage of earned premiums were 49.3% in 2021, compared to 39.7% in 2020, a deterioration of 9.6 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $1.0 million in 2021, compared to $0.5 million in 2020. Adverse loss and LAE reserve development (including catastrophe losses development) was $0.9 million in 2021, compared to favorable development of $2.1 million in 2020.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums on other personal insurance decreased by $0.5 million for the three months ended June 30, 2021, compared to the same period in 2020. Incurred losses and LAE were $3.5 million, or 41.7% of earned premiums, in 2021, compared to $3.1 million, or 34.8% of earned premiums, in 2020. Underlying losses and LAE as a percentage of earned premiums were 48.9% in 2021, compared to 37.1% in 2020, a deterioration of 11.8 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $0.4 million favorable in 2021, compared to $0.4 million adverse in 2020. Favorable loss and LAE reserve development (including catastrophe losses development) was $0.2 million in 2021, compared to $0.6 million in 2020.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Earned Premiums	$325.2	$325.7	$164.2	$162.7
Net Investment Income	103.5	95.3	52.4	44.3
Changes in Value of Alternative Energy Partnership Investments	(6.0)	—	(2.0)	—
Other Income	0.2	0.6	0.1	0.5
Total Revenues	422.9	421.6	214.7	207.5
Policyholders’ Benefits and Incurred Losses and LAE	234.0	206.6	115.3	105.9
Insurance Expenses	176.5	168.6	86.2	81.7
Operating Income (Loss)	12.4	46.4	13.2	19.9
Income Tax Benefit (Expense)	7.9	(8.0)	(0.2)	(3.8)
Segment Net Operating Income (Loss)	$20.3	$38.4	$13.0	$16.1

Insurance Reserves

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Insurance Reserves:
Future Policyholder Benefits	$3,466.4	$3,440.5
Incurred Losses and LAE Reserves:
Life	58.8	61.1
Accident and Health	26.4	25.9
Property	4.4	4.6
Total Incurred Losses and LAE Reserves	89.6	91.6
Insurance Reserves	$3,556.0	$3,532.1
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File maintained by the Social Security Administration and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company reduced its estimate of the initial impact of using death verification databases by $30.3 million, of which $4.5 million and $4.8 million were recognized during the first and second quarters of 2020.

Overall
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums in the Life & Health Insurance segment decreased by $0.5 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to lower volume on accident and health insurance products and property insurance products and a reduction in the estimated return premium reserve for insurance products subject to minimum loss ratio (“MLR”) in 2020, partially offset by higher volume on life insurance products.
Net Investment Income increased by $8.2 million in 2021, compared to 2020, due primarily to a higher return on Alternative Investments and a higher level of investments, partially offset by lower yields on fixed income securities.

Life & Health Insurance (continued)
Loss related to Changes in Value of Alternative Energy Partnership Investments was $6.0 million for the six months ended June 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $9.6 million, resulting in net income attributable to Alternative Energy Partnership Investments of $3.6 million for the six months ended June 30, 2021.
Policyholders’ Benefits and Incurred Losses and LAE increased by $27.4 million in 2021, compared to 2020, due primarily to higher mortality for life insurance related to COVID-19, the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020, and higher frequency and severity of accident and health insurance claims.

Insurance Expenses in the Life & Health Insurance segment increased by $7.9 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Segment Net Operating Income in the Life & Health Insurance segment was $20.3 million for the six months ended June 30, 2021, compared to $38.4 million in 2020.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums in the Life & Health Insurance segment increased by $1.5 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to higher volume on life insurance products, partially offset by lower volume on accident and health insurance products and property insurance products and a reduction in the estimated return premium reserve for insurance products subject to MLR in 2020.
Net Investment Income increased by $8.1 million in 2021, compared to 2020, due primarily to a higher return on Alternative Investments and a higher level of investments, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $2.0 million for the three months ended June 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $2.2 million, resulting in net income attributable to Alternative Energy Partnership Investments of $0.2 million for the three months ended June 30, 2021.
Policyholders’ Benefits and Incurred Losses and LAE increased by $9.4 million in 2021, compared to 2020, due primarily to the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020 and higher frequency and severity of claims in accident and health insurance.

Insurance Expenses in the Life & Health Insurance segment increased by $4.5 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Segment Net Operating Income in the Life & Health Insurance segment was $13.0 million for the three months ended June 30, 2021, compared to $16.1 million in 2020.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Life & Health Insurance (continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Earned Premiums	$198.7	$192.9	$100.6	$95.7
Net Investment Income	100.5	93.5	50.9	44.8
Changes in Value of Alternative Energy Partnership Investments	(5.7)	—	(1.9)	—
Other Income	—	0.1	—	0.1
Total Revenues	293.5	286.5	149.6	140.6
Policyholders’ Benefits and Incurred Losses and LAE	169.8	144.8	81.9	76.7
Insurance Expenses	113.6	111.2	55.6	50.9
Operating Income (Loss)	10.1	30.5	12.1	13.0
Income Tax Benefit (Expense)	7.9	(4.7)	(0.1)	(2.4)
Total Product Line Net Operating Income (Loss)	$18.0	$25.8	$12.0	$10.6
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from life insurance increased by $5.8 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to higher persistency and higher volume of new business sales. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $169.8 million in 2021, compared to $144.8 million in 2020, an increase of $25.0 million due primarily to higher mortality related to COVID-19 and the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020.
Insurance Expenses increased by $2.4 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from life insurance increased by $4.9 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to higher persistency and higher volume of new business sales. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $81.9 million in 2021, compared to $76.7 million in 2020, an increase of $5.2 million due primarily to the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020.
Insurance Expenses increased by $4.7 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Life & Health Insurance (continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Earned Premiums	$95.3	$100.2	$47.9	$50.8
Net Investment Income	1.8	1.6	0.8	(0.4)
Changes in Value of Alternative Energy Partnership Investments	(0.1)	—	—	—
Other Income	0.2	0.5	0.1	0.4
Total Revenues	97.2	102.3	48.8	50.8
Policyholders’ Benefits and Incurred Losses and LAE	51.3	50.1	26.8	22.0
Insurance Expenses	46.6	44.7	22.2	24.6
Operating Income (Loss)	(0.7)	7.5	(0.2)	4.2
Income Tax Expense (Benefit)	0.3	(1.6)	0.1	(0.9)
Total Product Line Net Operating Income (Loss)	$(0.4)	$5.9	$(0.1)	$3.3
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from accident and health insurance decreased by $4.9 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to lower volume of new business and higher lapse rates and a reduction in the estimated return premium reserve for insurance products subject to MLR in 2020, partially offset by higher rates. Incurred accident and health insurance losses were $51.3 million, or 53.8% of earned premiums in 2021, compared to $50.1 million, or 50.0% of earned premiums in 2020, an increase of 3.8 percentage points, due primarily to higher frequency and severity of claims. Insurance Expenses increased by $1.9 million in 2021, compared to 2020.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from accident and health insurance decreased by $2.9 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to lower volume of new business and higher lapse rates and a reduction in the estimated return premium reserve for insurance products subject to MLR in 2020, partially offset by higher rates. Incurred accident and health insurance losses were $26.8 million, or 55.9% of earned premiums in 2021, compared to $22.0 million, or 43.3% of earned premiums in 2020, an increase of 12.6 percentage points, due primarily to higher frequency and severity of claims. Insurance Expenses decreased by $2.4 million in 2021, compared to 2020.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Earned Premiums	$31.2	$32.6	$15.7	$16.2
Net Investment Income (Loss)	1.2	0.2	0.7	(0.1)
Changes in Value of Alternative Energy Partnership Investments	(0.2)	—	(0.1)	—
Total Revenues	32.2	32.8	16.3	16.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	7.4	7.5	4.2	3.5
Catastrophe Losses and LAE	4.4	4.0	2.5	3.2
Prior Years:
Non-catastrophe Losses and LAE	0.8	(0.1)	0.1	0.3
Catastrophe Losses and LAE	0.3	0.3	(0.2)	0.2
Total Incurred Losses and LAE	12.9	11.7	6.6	7.2
Insurance Expenses	16.3	12.7	8.4	6.2
Operating Income (Loss)	3.0	8.4	1.3	2.7
Income Tax Benefit (Expense)	(0.3)	(1.7)	(0.2)	(0.5)
Total Product Line Net Operating Income (Loss)	$2.7	$6.7	$1.1	$2.2
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	23.6%	23.0%	26.8%	21.5%
Current Year Catastrophe Losses and LAE Ratio	14.1	12.3	15.9	19.8
Prior Years Non-catastrophe Losses and LAE Ratio	2.6	(0.3)	0.6	1.9
Prior Years Catastrophe Losses and LAE Ratio	1.0	0.9	(1.3)	1.2
Total Incurred Loss and LAE Ratio	41.3%	35.9%	42.0%	44.4%
Six Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from property insurance decreased by $1.4 million for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to a lower volume of new business. Incurred losses and LAE on property insurance were $12.9 million, or 41.3% of earned premiums in 2021, compared to $11.7 million, or 35.9% of earned premiums in 2020. Underlying losses and LAE were $7.4 million, or 23.6% of earned premiums in 2021, compared to $7.5 million, or 23.0% of earned premiums in 2020, an increase of 0.6 percentage points due primarily to higher claim frequency. Catastrophe losses and LAE (excluding loss reserve development) were $4.4 million in 2021, compared to $4.0 million in 2020. Catastrophe losses and LAE increased $0.4 million due primarily to a higher frequency of catastrophe claims. Adverse loss and LAE reserve development was $1.1 million in 2021, compared to adverse development of $0.2 million in 2020. Insurance expenses increased $3.6 million in 2021, compared to 2020.
Three Months Ended June 30, 2021 Compared to the Same Period in 2020
Earned Premiums from property insurance decreased by $0.5 million for the three months ended June 30, 2021, compared to the same period in 2020, due primarily to a lower volume of new business. Incurred losses and LAE on property insurance were $6.6 million, or 42.0% of earned premiums in 2021, compared to $7.2 million, or 44.4% of earned premiums in 2020. Underlying losses and LAE were $4.2 million, or 26.8% of earned premiums in 2021, compared to $3.5 million, or 21.5% of earned premiums in 2020, an increase of 5.3 percentage points due primarily to higher claim frequency. Catastrophe losses and LAE (excluding loss reserve development) were $2.5 million in 2021, compared to $3.2 million in 2020. Catastrophe losses and LAE decreased $0.7 million due primarily to a lower frequency of catastrophe claims.

Life & Health Insurance (continued)
Favorable loss and LAE reserve development was $0.1 million in 2021, compared to adverse development of $0.5 million in 2020. Insurance expenses increased $2.2 million in 2021, compared to 2020.
Investment Results
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2021 and 2020 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Investment Income:
Interest on Fixed Income Securities	$138.7	$145.3	$69.7	$74.3
Dividends on Equity Securities Excluding Alternative Investments	6.9	7.9	4.8	3.6
Alternative Investments:
Equity Method Limited Liability Investments	38.9	(10.9)	16.4	(12.7)
Limited Liability Investments Included in Equity Securities	19.8	4.9	15.3	1.1
Total Alternative Investments	58.7	(6.0)	31.7	(11.6)
Short-term Investments	0.4	1.9	(0.8)	0.3
Loans to Policyholders	10.9	11.1	5.4	5.5
Real Estate	4.8	4.8	2.4	2.3
Other	14.0	6.6	9.3	2.4
Total Investment Income	234.4	171.6	122.5	76.8
Investment Expenses:
Real Estate	4.2	5.3	2.1	2.7
Other Investment Expenses	13.2	12.9	6.5	6.3
Total Investment Expenses	17.4	18.2	8.6	9.0
Net Investment Income	$217.0	$153.4	$113.9	$67.8
Net Investment Income was $217.0 million and $153.4 million for the six months ended June 30, 2021 and 2020, respectively. Net Investment Income increased by $63.6 million in 2021 due primarily to higher valuations of Equity Method Limited Liability Investments and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities, partially offset by lower yields from the Fixed Maturities portfolio reflecting lower reinvestment yields. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Net Investment Income was $113.9 million and $67.8 million for the three months ended June 30, 2021 and 2020, respectively. Net Investment Income increased by $46.1 million in 2021 due primarily to higher valuations of Equity Method Limited Liability Investments and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities, partially offset by lower yields from the Fixed Maturities portfolio reflecting lower reinvestment yields. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$93.0	$(46.2)	$40.8	$71.6
Gains on Sales	34.3	30.0	19.4	12.2
Losses on Sales	(1.3)	(1.8)	(0.2)	(0.5)
Impairment Losses	(7.2)	(19.0)	(3.2)	(7.0)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	118.8	(37.0)	56.8	76.3
Recognized in Other Comprehensive Income (Loss)	(176.6)	202.5	189.5	407.3
Total Comprehensive Investment Gains (Losses)	$(57.8)	$165.5	$246.3	$483.6

Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Preferred Stocks	$1.7	$(5.4)	$1.2	$2.5
Common Stocks	4.3	(1.5)	3.9	8.8
Other Equity Interests:
Exchange Traded Funds	57.2	(29.4)	31.3	65.6
Limited Liability Companies and Limited Partnerships	27.6	(8.1)	4.4	(8.5)
Total Other Equity Interests	84.8	(37.5)	35.7	57.1
Income (Loss) from Change in Fair Value of Equity Securities	90.8	(44.4)	40.8	68.4
Income (Loss) from Change in Fair Value of Convertible Securities	2.2	(1.8)	—	3.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$93.0	$(46.2)	$40.8	$71.6

Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Fixed Maturities:
Gains on Sales	$32.4	$26.8	$19.2	$10.9
Losses on Sales	(1.3)	(1.6)	(0.2)	(0.5)
Equity Securities:
Gains on Sales	1.7	1.4	—	0.1
Losses on Sales	—	(0.2)	—	—
Real Estate:
Gains on Sales	0.2	1.8	0.2	1.2
Net Realized Gains on Sales of Investments	$33.0	$28.2	$19.2	$11.7

Gross Gains on Sales	$34.3	$30.0	$19.4	$12.2
Gross Losses on Sales	(1.3)	(1.8)	(0.2)	(0.5)
Net Realized Gains on Sales of Investments	$33.0	$28.2	$19.2	$11.7
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2021		Jun 30, 2020		Jun 30, 2021		Jun 30, 2020
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(3.8)	15	$(17.0)	30	$(0.6)	9	$(7.0)	—
Equity Securities	(3.4)	11	(2.0)	4	(2.6)	10	—	—
Impairment Losses	$(7.2)		$(19.0)		$(3.2)		$(7.0)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2021, 94.8% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.

Investment Quality and Concentrations (continued)
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2021 and December 31, 2020:

(Dollars in Millions)		Jun 30, 2021		Dec 31, 2020
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$5,046.9	64.4%	$4,759.9	62.6%
2	BBB	2,380.5	30.4	2,355.6	31.0
3-4	BB, B	282.8	3.6	353.1	4.6
5-6	CCC or Lower	124.8	1.6	137.3	1.8
Total Investments in Fixed Maturities		$7,835.0	100.0%	$7,605.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $8.5 million and $23.7 million at June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2021 and December 31, 2020:

	Jun 30, 2021		Dec 31, 2020
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$522.3	5.0%	$585.3	5.6%
States and Political Subdivisions:
Revenue Bonds	1,412.6	13.5	1,153.3	11.1
States	268.3	2.6	333.5	3.2
Political Subdivisions	124.9	1.2	102.6	1.0
Foreign Governments	5.1	—	5.2	—
Total Investments in Governmental Fixed Maturities	$2,333.2	22.3%	$2,179.9	20.9%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2021 and December 31, 2020.

	Jun 30, 2021		Dec 31, 2020
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,993.5	19.1%	$1,916.3	18.4%
Manufacturing	1,612.7	15.4	1,633.5	15.7
Transportation, Communication and Utilities	825.4	7.9	825.5	7.9
Services	620.4	5.9	581.3	5.6
Mining	273.1	2.6	285.7	2.7
Retail Trade	165.9	1.6	172.6	1.7
Wholesale Trade	0.4	—	0.5	—
Other	10.4	0.1	10.5	0.1
Total Investments in Non-governmental Fixed Maturities	$5,501.8	52.6%	$5,425.9	52.1%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2021.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	571	$1,224.7
$5 -$10	194	1,353.6
$10 - $20	142	1,884.2
$20 - $30	30	723.2
Greater Than $30	9	316.1
Total	946	$5,501.8
The Company’s short-term investments primarily consist of money market funds, U.S. treasury bills and certificate of deposits. At June 30, 2021, the Company had $348.1 million invested in money market funds which primarily invest in U.S. Treasury securities, $15.5 million invested in U.S. treasury bills and short-term bonds and $7.0 million invested in certificate of deposits with one of the Company’s custodial banks.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at June 30, 2021:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$140.4	1.3%
California	100.7	1.0
New York	95.0	0.9
Colorado	83.5	0.8
Georgia	76.2	0.7
Louisiana	73.7	0.7
Pennsylvania	68.4	0.7
Massachusetts	61.9	0.6
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	218.8	2.1
iShares® Core MSCI Total International Stock ETF	88.9	0.9
Total	$1,007.5	9.7%

Investment Quality and Concentrations (continued)
Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2021 and December 31, 2020 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2021	Dec 31, 2020
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$55.5	$103.5	$102.5
Senior Debt	23.6	30.5	28.6
Distressed Debt	—	20.6	14.5
Secondary Transactions	12.6	13.9	11.2
Leveraged Buyout	0.1	6.8	3.5
Growth Equity	—	0.7	0.7
Real Estate	—	30.1	29.9
Hedge Funds	—	25.3	—
Other	—	14.1	13.1
Total Equity Method Limited Liability Investments	91.8	245.5	204.0

Alternative Energy Partnership Investments	31.5	46.6	21.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	63.5	128.7	118.3
Senior Debt	19.2	28.0	33.9
Distressed Debt	20.7	38.8	31.8
Secondary Transactions	6.4	4.0	4.2
Hedge Funds		83.7	71.6
Leveraged Buyout	7.5	30.8	30.7
Other	0.7	2.4	1.5
Total Reported as Other Equity Interests at Fair Value	118.0	316.4	292.0
Reported as Equity Securities at Modified Cost:
Other	0.2	9.2	15.7
Total Reported as Equity Securities at Modified Cost	0.2	9.2	15.7
Total Investments in Limited Liability Companies and Limited Partnerships	$241.5	$617.7	$533.0
The Company expects that it will be required to fund its commitments over the next several years.

Expenses
Expenses for the six and three months ended June 30, 2021 and 2020 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Insurance Expenses:
Commissions	$415.3	$367.0	$220.1	$178.2
General Expenses	166.9	149.7	82.3	79.2
Taxes, Licenses and Fees	52.6	47.9	27.2	23.1
Total Costs Incurred	634.8	564.6	329.6	280.5
Net Policy Acquisition Costs Amortized (Deferred)	(63.5)	(23.1)	(41.1)	(9.3)
Amortization of Value of Business Acquired (“VOBA”)	26.4	2.8	25.5	1.5
Insurance Expenses	597.7	544.3	314.0	272.7
Interest and Other Expenses:
Interest Expense	22.3	16.4	11.2	8.9
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	26.7	28.9	10.4	17.1
Other	67.5	50.2	37.7	25.0
Other Expenses	94.2	79.1	48.1	42.1
Interest and Other Expenses	116.5	95.5	59.3	51.0
Total Expenses	$714.2	$639.8	$373.3	$323.7
Insurance Expenses
Insurance Expenses were $597.7 million for the six months ended June 30, 2021, compared to $544.3 million for the same period in 2020. Insurance Expenses increased by $53.4 million in 2021 due primarily to growth in business and increased amortization of VOBA with the acquisition of AAC.
Insurance Expenses were $314.0 million for the three months ended June 30, 2021, compared to $272.7 million for the same period in 2020. Insurance Expenses increased by $272.7 million in 2021 due primarily to growth in business and increased amortization of VOBA with the acquisition of AAC.
Interest and Other Expenses
Interest and Other Expenses was $116.5 million for the six months ended June 30, 2021, compared to $95.5 million for the same period in 2020. Interest expense increased by $5.9 million in 2021 due primarily to the addition of the 2030 Senior Notes in September 2020. Other expenses increased by $15.1 million in 2021.
Interest and Other Expenses was $59.3 million for the three months ended June 30, 2021, compared to $51.0 million for the same period in 2020. Interest expense increased by $2.3 million in 2021 due primarily to the addition of the 2030 Senior Notes in September 2020. Other expenses increased by $6.0 million in 2021.
Income Taxes
The federal corporate statutory income tax rate was 21% for the six months ended June 30, 2021 and June 30, 2020. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on COLI, (3) Alternative Energy Partnership Investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and (5) a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $11.4 million for the six months ended June 30, 2021, compared to $9.6 million for the same period in 2020. Tax-exempt investment income and dividends received deductions collectively were $6.4 million for the three months ended June 30, 2021, compared to $3.4 million for the same period in 2020.

Income Taxes (continued)
The nontaxable increase in cash surrender value on COLI was $11.0 million for the six months ended June 30, 2021, compared to $5.8 million for the same period in 2020. The nontaxable increase in cash surrender value on COLI was $6.4 million for the three months ended June 30, 2021, compared to $2.4 million for the same period in 2020.
The Company realized net investment tax credits of $32.3 million and $6.9 million for the six months ended and three months ended June 30, 2021, respectively. No investment tax credits were realized for the same periods in 2020.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.8 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the six months ended June 30, 2021, compared to $7.1 million lower for the same period in 2020. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.3 million lower than the amount that would be deductible under the IRC for the three months ended June 30, 2021, compared to $0.4 million lower for the same period in 2020.
The amount of nondeductible executive compensation was $7.0 million for the six months ended June 30, 2021, compared to $7.1 million for the same period in 2020. The amount of nondeductible executive compensation was $3.5 million for the three months ended June 30, 2021, compared to $3.3 million for the same period in 2020.
Recently Issued Accounting Pronouncements
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2021. There were no adoptions of such accounting pronouncements during the six months ended June 30, 2021 that had a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
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
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at June 30, 2021 and December 31, 2020 was:

(Dollars in Millions)	Jun 30, 2021	Dec 31, 2020
Term Loan due July 5, 2023	$—	$49.9
5.000% Senior Notes due September 19, 2022	277.9	278.3
4.350% Senior Notes due February 15, 2025	448.9	448.8
2.400% Senior Notes due September 30, 2030	395.8	395.8
Total Long-term Debt Outstanding	$1,122.6	$1,172.8
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

Liquidity and Capital Resources (continued)
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
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of June 30, 2021. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
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
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity and Alliance are members of the FHLB of Chicago, Dallas and San Francisco, respectively. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United, Trinity and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost.  The carrying value of FHLB of Chicago common stock was $11.8 million at June 30, 2021 and December 31, 2020, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million at June 30, 2021 and December 31, 2020, respectively. The carrying value of FHLB of San Francisco common stock was $1.7 million at June 30, 2021 and December 31, 2020, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first six months of 2021, United Insurance received advances of $131.9 million from the FHLB of Chicago and made repayments of $157.0 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $382.8 million at June 30, 2021. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.

With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $468.0 million at June 30, 2021. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.

Common Stock Repurchases

On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company repurchased approximately $110.4 million and $158.8 million in 2020 and 2021, respectively, so that, as of June 30, 2021, the remaining share repurchase authorization was $174.6 million under the repurchase program. The amount and timing of any future share

Liquidity and Capital Resources (continued)
repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the six months ended June 30, 2021 and 2020, Kemper repurchased and retired approximately 2,045,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $158.7 million and $110.4 million and an average cost per share of $77.63 and $68.29, respectively.
During the three months ended June 30, 2021 and 2020, Kemper repurchased and retired approximately 1,451,000 and 128,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $111.6 million and $9.2 million and an average cost per share of $76.92 and $71.85, respectively.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the second quarter of 2021. Cash dividends paid were $41.2 million for the six months ended June 30, 2021.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries collectively paid $195.0 million in dividends to Kemper during the first six months of 2021. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $216.1 million in additional dividends to Kemper during the remainder of 2021 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $214.8 million at June 30, 2021, compared to $733.2 million at December 31, 2020.
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

Net Cash Provided by Operating Activities was $237.7 million for the six months ended June 30, 2021, compared to $263.8 million for the same period in 2020.
Net Cash Used by Financing Activities was $260.8 million for the six months ended June 30, 2021, compared to net cash provided of $65.5 million for the same period in 2020. Repayments of long-term debt used $50.0 million of cash for the six months ended June 30, 2021. Policyholder Obligations used $24.1 million of cash for the six months ended June 30, 2021, compared to net cash provided of $210.1 million for the same period of 2020. Cash of $151.7 million for the six months ended June 30, 2021 was used to repurchase common stock, compared to $110.4 million used for the same period of 2020. Kemper

Liquidity and Capital Resources (continued)

used $41.2 million of cash to pay dividends for the six months ended June 30, 2021, compared to $39.7 million of cash used to pay dividends in the same period of 2020. The quarterly dividend rate was $0.31 per common share for the second quarter of 2021, compared to $0.30 per common share in the same period of 2020.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used in Investing Activities was $77.9 million for the six months ended June 30, 2021, compared to $76.8 million for the same period in 2020. Short-term investing activities provided $605.7 million of cash for the six months ended June 30, 2021, compared to cash provided of $326.7 million for the same period in 2020. Fixed Maturities investing activities used cash of $241.0 million for the six months ended June 30, 2021, compared to $349.7 million for the same period in 2020. Investing activities associated with Equity Securities provided cash of $28.3 million for the six months ended June 30, 2021, compared to net cash used of $73.0 million for the same period in 2020. The Company used $100.0 million of cash to purchase corporate-owned life insurance during each of the six months ended June 30, 2021 and 2020. Net cash used for the acquisition and development of software and long-lived assets was $25.5 million for the six months ended June 30, 2021, compared to $39.4 million for the same period in 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2020 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 16, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of January 1, 2021,the Company had $333.3 million of remaining shares authorized under the repurchase program. During the three months ended June 30, 2021, Kemper repurchased and retired approximately 1,451,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $111.6 million and average cost per share of $76.92. As of June 30, 2021, the remaining share repurchase authorization was $174.6 million under the repurchase program.

Shares purchased during the three months ended June 30, 2021 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
April 2021	529,314	$81.69	529,314	$243.0
May 2021	256,751	$78.61	256,751	$222.8
June 2021	664,987	$72.48	664,987	$174.6

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

Kemper Corporation

Date:	July 29, 2021	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2021	/s/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2021	/s/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)