Form 10-Q
period 2021-09-30
KEMPER Corp
filed 2021-10-28
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 9/30/2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
63,653,144 shares of common stock, $0.10 par value, were outstanding as of October 26, 2021.

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
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate
•Evolving policies, practices and interpretations by regulators and courts that increase operating costs and potential liabilities, particularly any that involve retroactive application of new requirements, including, but not limited to, initiatives related to unclaimed property laws or claims handling practices with respect to life insurance policies and the proactive use of death verification databases, and developments related to the novel coronavirus that caused the COVID-19 pandemic;
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
•Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the frequency and severity of insurance claims, changes in claims handling procedures and closure patterns, development patterns and the impacts of the COVID-19 pandemic;

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
•Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations, pronouncements or decisions by courts or regulators that may govern or influence losses incurred in connection with hurricanes and other catastrophes, including the COVID-19 pandemic;
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
Factors relating to the business environment in which Kemper and its subsidiaries operate

•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global events such as the COVID-19 pandemic, and fluctuating values of particular investments held by the Company;
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
•The impact of required participation in state mandated wind pools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Revenues:
Earned Premiums	$3,894.6	$3,458.2	$1,356.1	$1,206.5
Net Investment Income	318.9	245.5	101.9	92.1
Change in Value of Alternative Energy Partnership Investments	(46.9)	—	(23.8)	—
Other Income (Loss)	20.8	92.7	12.3	0.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	92.4	(1.0)	(0.6)	45.2
Net Realized Gains on Sales of Investments	43.1	38.2	10.1	10.0
Impairment Losses	(7.8)	(20.0)	(0.6)	(1.0)
Total Revenues	4,315.1	3,813.6	1,455.4	1,353.7
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	3,324.8	2,460.2	1,211.2	877.5
Insurance Expenses	909.0	821.2	311.3	276.9
Interest and Other Expenses	179.2	142.7	62.7	47.2
Total Expenses	4,413.0	3,424.1	1,585.2	1,201.6
Income (Loss) before Income Taxes	(97.9)	389.5	(129.8)	152.1
Income Tax Benefit (Expense)	83.2	(77.1)	54.5	(29.8)
Net Income (Loss)	$(14.7)	$312.4	$(75.3)	$122.3
Net Income (Loss) Per Unrestricted Share:
Basic	$(0.23)	$4.75	$(1.18)	$1.87
Diluted	$(0.23)	$4.67	$(1.18)	$1.83

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Income (Loss)	$(14.7)	$312.4	$(75.3)	$122.3
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income	(254.0)	269.3	(80.8)	63.1
Credit Losses Recognized in Condensed Consolidated Statements of Income	(1.9)	(2.4)	0.5	1.3
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	0.3	2.3	(0.1)	0.9
Gain (Loss) on Cash Flow Hedges	0.3	0.3	0.1	0.2
Other Comprehensive Income (Loss) Before Income Taxes	(255.3)	269.5	(80.3)	65.5
Other Comprehensive Income Tax Benefit (Expense)	54.2	(56.6)	16.7	(13.8)
Other Comprehensive Income (Loss), Net of Taxes	(201.1)	212.9	(63.6)	51.7
Total Comprehensive Income (Loss)	$(215.8)	$525.3	$(138.9)	$174.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2021	Dec 31, 2020
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2021 - $7,222.5; 2020 - $6,692.7 Allowance for Credit Losses: 2021 - $4.4; 2020 - $3.3)	$7,885.1	$7,605.9
Equity Securities at Fair Value (Cost: 2021 - $725.1; 2020 - $684.1)	969.6	858.5
Equity Securities at Modified Cost	33.0	40.1
Equity Method Limited Liability Investments	255.1	204.0
Alternative Energy Partnership Investments	54.2	21.3
Convertible Securities at Fair Value	44.1	39.9
Short-term Investments at Cost which Approximates Fair Value	259.7	875.4
Other Investments	921.5	779.0
Total Investments	10,422.3	10,424.1
Cash	119.8	206.1
Receivables from Policyholders (Allowance for Credit Losses: 2021 - $12.7 ; 2020 - $20.9)	1,481.2	1,194.5
Other Receivables	207.3	222.4
Deferred Policy Acquisition Costs	676.6	589.3
Goodwill	1,312.0	1,114.0
Current Income Tax Assets	138.7	15.6
Other Assets	619.3	575.9
Total Assets	$14,977.2	$14,341.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,524.1	$3,527.5
Property and Casualty	2,596.2	1,982.5
Total Insurance Reserves	6,120.3	5,510.0
Unearned Premiums	1,965.7	1,615.1
Policyholder Obligations	481.8	467.0
Deferred Income Tax Liabilities	242.4	285.7
Accrued Expenses and Other Liabilities	893.7	727.9
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2021 - $1,166.1; 2020 - $1,247.8)	1,122.1	1,172.8
Total Liabilities	10,826.0	9,778.5
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,651,526 Shares Issued and Outstanding at September 30, 2021 and 65,436,207 Shares Issued and Outstanding at December 31, 2020	6.4	6.5
Paid-in Capital	1,777.0	1,805.2
Retained Earnings	1,888.4	2,071.2
Accumulated Other Comprehensive Income	479.4	680.5
Total Shareholders’ Equity	4,151.2	4,563.4
Total Liabilities and Shareholders’ Equity	$14,977.2	$14,341.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2021	Sep 30, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(14.7)	$312.4
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Realized Investment (Gains) Losses	(43.1)	(38.2)
Impairment Losses	7.8	20.0
Depreciation and Amortization of Property, Equipment and Software	32.8	26.6
Amortization of Intangibles Assets Acquired	46.4	14.1
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(50.9)	5.6
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	46.9	—
(Increase) Decrease in Value of Equity and Convertible Securities	(92.4)	1.0
Changes in:
Receivables from Policyholders	(137.7)	(132.2)
Reinsurance Recoverables	24.4	13.8
Deferred Policy Acquisition Costs	(87.3)	(40.5)
Insurance Reserves	429.8	(10.3)
Unearned Premiums	172.9	136.1
Income Taxes	(121.5)	22.0
Other Assets and Liabilities	94.2	(79.1)
Net Cash Provided by Operating Activities	307.6	251.3
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	1,015.6	707.0
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	139.7	436.5
Real Estate Investments	6.2	5.4
Mortgage Loans	53.1	18.6
Other Investments	39.7	26.5
Purchases of Investments:
Fixed Maturities	(1,322.2)	(1,009.7)
Equity Securities	(106.0)	(324.4)
Real Estate Investments	(3.6)	(0.5)
Company-Owned Life Insurance	(100.0)	(100.0)
Mortgage Loans	(94.0)	(22.7)
Other Investments	(92.1)	(17.9)
Net Sales (Purchases) of Short-term Investments	715.1	(147.9)
Acquisition of Business, Net of Cash Acquired	(316.6)	—
Acquisition of Software and Long-lived Assets	(43.9)	(46.2)
Other	10.0	6.0
Net Cash Provided by (Used in) Investing Activities	(99.0)	(469.3)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(50.0)	—
Net Proceeds from Issuance of Long-term Debt	—	395.6
Proceeds from Policyholder Obligations	298.1	391.8
Repayment of Policyholder Obligations	(328.1)	(192.4)
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.9	3.1
Common Stock Repurchases	(161.7)	(110.4)
Dividends and Dividend Equivalents Paid	(60.8)	(59.3)
Other	3.7	5.0
Net Cash (Used in) Provided by Financing Activities	(294.9)	433.4
Increase (Decrease) in Cash	(86.3)	215.4
Cash, Beginning of Year	206.1	136.8
Cash, End of Period	$119.8	$352.2
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Income (Loss)	—	—	—	(14.7)	—	(14.7)
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	(201.1)	(201.1)
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(61.1)	—	(61.1)
Repurchases of Common Stock (Note 10)	(2.1)	(0.2)	(57.8)	(103.7)	—	(161.7)
Shares Issued Under Employee Stock Purchase Plan	0.1	—	3.9	—	—	3.9
Equity-based Compensation Cost	—	—	24.6	—	—	24.6
Equity-based Awards, Net of Shares Exchanged	0.3	0.1	1.1	(3.3)	—	(2.1)
Balance, September 30, 2021	63.7	$6.4	$1,777.0	$1,888.4	$479.4	$4,151.2

	Nine Months Ended September 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income (Loss)	—	—	—	312.4	—	312.4
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	212.9	212.9
Cash Dividends and Dividend Equivalents to Shareholders ($0.90 per share)	—	—	—	(59.6)	—	(59.6)
Repurchases of Common Stock (Note 10)	(1.6)	(0.2)	(44.2)	(66.0)	—	(110.4)
Shares Issued Under Employee Stock Purchase Plan	—	—	3.1	—	—	3.1
Equity-based Compensation Cost	—	—	19.7	—	—	19.7
Equity-based Awards, Net of Shares Exchanged	0.3	—	0.7	(3.6)	—	(2.9)
Balance, September 30, 2020	65.4	$6.5	$1,798.5	$1,993.5	$549.0	$4,347.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2021	63.6	$6.4	$1,770.9	$1,985.9	$543.0	$4,306.2
Net Income (Loss)	—	—	—	(75.3)	—	(75.3)
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	(63.6)	(63.6)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(19.7)	—	(19.7)
Repurchases of Common Stock (Note 10)	(0.1)	—	(1.1)	(1.9)	—	(3.0)
Shares Issued Under Employee Stock Purchase Plan	0.1	—	1.4	—	—	1.4
Equity-based Compensation Cost	—	—	6.1	—	—	6.1
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.3)	(0.6)	—	(0.9)
Balance, September 30, 2021	63.7	$6.4	$1,777.0	$1,888.4	$479.4	$4,151.2

	Three Months Ended September 30, 2020
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2020	65.3	$6.5	$1,792.5	$1,891.6	$497.3	$4,187.9
Net Income (Loss)	—	—	—	122.3	—	122.3
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	51.7	51.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.30 per share)	—	—	—	(19.7)	—	(19.7)
Shares Issued Under Employee Stock Purchase Plan	—	—	1.2	—	—	1.2
Equity-based Compensation Cost	—	—	6.1	—	—	6.1
Equity-based Awards, Net of Shares Exchanged	0.1	—	(1.3)	(0.7)	—	(2.0)
Balance, September 30, 2020	65.4	$6.5	$1,798.5	$1,993.5	$549.0	$4,347.5

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
Certain financial information that is included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The preparation of interim financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, annualizing the results of operations for the nine months ended September 30, 2021 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2020.
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
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2021. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2021 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
Guidance Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of ASU 2018-12 by one year for public business entities. ASU 2018-12 is now effective for fiscal years beginning after December 15, 2022, and interim periods within those annual periods. The amendments in ASU 2018-12 (i) require cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited pay long duration contracts to be updated at least annually with the recognition and remeasurement recorded in net income, require the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting period, and recognized in other comprehensive income, (ii) simplify the amortization of deferred acquisition costs to be amortized on a constant level basis over the expected term of the contract, (iii) require all market risk benefits to be measured at fair value, and (iv) enhance certain presentation and disclosure requirements which include disaggregated rollforwards for liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, deferred acquisition costs, and information about significant inputs, judgments and methods used in the measurement. The Company plans to adopt using the modified retrospective transition method and is currently evaluating the impact of this guidance on its financial statements.
Note 2 - Net Income Per Unrestricted Share
The Company’s awards of deferred stock units granted to Kemper’s non-employee directors prior to 2019 contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the nine and three months ended September 30, 2021 and 2020 is presented below.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2 - Net Income Per Unrestricted Share (Continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions, except per share amounts)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Income (Loss)	$(14.7)	$312.4	$(75.3)	$122.3
Less: Net Income Attributed to Participating Awards	—	0.3	—	0.1
Net Income (Loss) Attributed to Unrestricted Shares	(14.7)	312.1	(75.3)	122.2
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Income (Loss) Attributed to Unrestricted Shares	$(14.7)	$312.1	$(75.3)	$122.2
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	64,469.9	65,710.8	63,628.1	65,362.5
Equity-based Compensation Equivalent Shares	—	1,086.6	—	1,271.0
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	64,469.9	66,797.4	63,628.1	66,633.5
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$(0.23)	$4.75	$(1.18)	$1.87
Diluted Net Income (Loss) Per Unrestricted Share	$(0.23)	$4.67	$(1.18)	$1.83
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2021 and 2020, because the effect of inclusion would be anti-dilutive, is presented below.

	Nine Months Ended		Three Months Ended
(Number of Shares in Thousands)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Equity-based Compensation Equivalent Shares	2,205.4	873.3	2,170.2	876.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	2,205.4	873.3	2,170.2	876.1
Note 3 - Acquisition of Business
Acquisition of American Access Casualty Corporation
On April 1, 2021 Kemper completed the acquisition of American Access Casualty Company and its related captive insurance agency, Newins Insurance Agency Holdings, LLC, and its subsidiaries (collectively “AAC”). Pursuant to the agreement dated November 22, 2020, Kemper paid AAC’s equity holders total cash consideration of approximately $370.9 million.
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

Note 3 - Acquisition of Business (continued)
Based on the Company’s allocation of the purchase price, the fair value of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Fixed Maturities at Fair Value	$151.2
Equity Securities at Fair Value	82.4
Short-term Investments at Cost which Approximates Fair Value	100.1
Cash	54.3
Receivables from Policyholders	148.9
Other Receivables	2.0
Goodwill	198.0
Current Income Tax Assets	0.3
Other Assets	81.4
Property and Casualty Insurance Reserves	(211.1)
Unearned Premiums	(177.8)
Deferred Income Tax Liabilities	(7.8)
Accrued Expenses and Other Liabilities	(51.0)
Total Purchase Price	$370.9
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

Note 3 - Acquisition of Business (continued)

	Nine Months Ended		Three Months Ended
(Dollars in millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Total Revenues	$4,406.3	$4,094.0	$1,455.4	$1,449.9
Total Expenses	4,484.9	3,685.9	1,583.6	1,293.5
Income (Loss) from Continuing Operations before Income Taxes	(78.6)	408.1	(128.2)	156.4
Net Income (Loss)	$0.1	$331.6	$(74.1)	$127.4

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
Earned Premiums by product line for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Specialty Property & Casualty Insurance:
Specialty Automobile	$2,615.6	$2,235.2	$920.6	$792.2
Commercial Automobile	300.6	217.7	107.7	79.2
Preferred Property & Casualty Insurance:
Personal Automobile	309.1	324.6	102.6	110.6
Homeowners	154.6	167.4	52.5	55.0
Other Personal Lines	25.4	27.0	8.6	8.9
Life & Health Insurance:
Life	300.2	289.2	101.5	96.3
Accident and Health	142.3	149.1	47.0	48.9
Property	46.8	48.0	15.6	15.4
Total Earned Premiums	$3,894.6	$3,458.2	$1,356.1	$1,206.5

Note 4 - Business Segments (continued)
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$2,916.2	$2,452.9	$1,028.3	$871.4
Net Investment Income	114.7	76.2	37.0	30.5
Change in Value of Alternative Energy Partnership Investments	(22.3)	—	(11.3)	—
Other Income	3.1	1.4	1.2	0.4
Total Specialty Property & Casualty Insurance	3,011.7	2,530.5	1,055.2	902.3
Preferred Property & Casualty Insurance:
Earned Premiums	489.1	519.0	163.7	174.5
Net Investment Income	51.5	24.3	16.1	10.3
Change in Value of Alternative Energy Partnership Investments	(12.5)	—	(6.4)	—
Other Income	—	0.1	—	—
Total Preferred Property & Casualty Insurance	528.1	543.4	173.4	184.8
Life & Health Insurance:
Earned Premiums	489.3	486.3	164.1	160.6
Net Investment Income	151.9	146.0	48.4	50.7
Change in Value of Alternative Energy Partnership Investments	(12.1)	—	(6.1)	—
Other Income	0.3	0.6	0.1	—
Total Life & Health Insurance	629.4	632.9	206.5	211.3
Total Segment Revenues	4,169.2	3,706.8	1,435.1	1,298.4
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	92.4	(1.0)	(0.6)	45.2
Net Realized Gains on Sales of Investments	43.1	38.2	10.1	10.0
Impairment Losses	(7.8)	(20.0)	(0.6)	(1.0)
Other	18.2	89.6	11.4	1.1
Total Revenues	$4,315.1	$3,813.6	$1,455.4	$1,353.7

Note 4 - Business Segments (continued)
Segment Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes, for the nine and three months ended September 30, 2021 and 2020 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$(128.7)	$309.4	$(91.8)	$149.9
Preferred Property & Casualty Insurance	(27.8)	(18.0)	(17.4)	(41.8)
Life & Health Insurance	6.5	61.6	(5.9)	15.2
Total Segment Operating Income (Loss)	(150.0)	353.0	(115.1)	123.3
Corporate and Other Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	89.4	—	—
Other	(40.8)	(26.8)	(15.5)	(11.0)
Corporate and Other Operating Income (Loss)	(40.8)	62.6	(15.5)	(11.0)
Adjusted Consolidated Operating Income (Loss)	(190.8)	415.6	(130.6)	112.3
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	92.4	(1.0)	(0.6)	45.2
Net Realized Gains on Sales of Investments	43.1	38.2	10.1	10.0
Impairment Losses	(7.8)	(20.0)	(0.6)	(1.0)
Acquisition Related Transaction, Integration and Other Costs	(34.8)	(43.3)	(8.1)	(14.4)
Income (Loss) before Income Taxes	$(97.9)	$389.5	$(129.8)	$152.1
Segment Net Operating Income (Loss), including a reconciliation to Net Income (Loss), for the nine and three months ended September 30, 2021 and 2020 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(70.9)	$246.8	$(59.3)	$119.2
Preferred Property & Casualty Insurance	(5.1)	(13.4)	(6.4)	(32.7)
Life & Health Insurance	23.1	50.6	2.8	12.2
Total Segment Net Operating Income (Loss)	(52.9)	284.0	(62.9)	98.7
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6	—	—
Other	(35.1)	(21.6)	(12.9)	(7.8)
Total Corporate and Other Net Operating Income (Loss)	(35.1)	49.0	(12.9)	(7.8)
Adjusted Consolidated Net Operating Income (Loss)	(88.0)	333.0	(75.8)	90.9
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	73.0	(0.8)	(0.5)	35.7
Net Realized Gains on Sales of Investments	34.0	30.2	7.9	7.9
Impairment Losses	(6.2)	(15.8)	(0.5)	(0.8)
Acquisition Related Transaction, Integration and Other Costs	(27.5)	(34.2)	(6.4)	(11.4)
Net Income (Loss)	$(14.7)	$312.4	$(75.3)	$122.3

Note 5 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2021 and 2020 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,982.5	$1,969.8
Less Reinsurance Recoverables at Beginning of Year	50.1	65.6
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,932.4	1,904.2
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	211.1	—
Incurred Losses and LAE Related to:
Current Year	2,885.7	2,132.3
Prior Years	107.9	28.3
Total Incurred Losses and LAE	2,993.6	2,160.6
Paid Losses and LAE Related to:
Current Year	1,503.9	1,133.7
Prior Years	1,080.4	1,032.9
Total Paid Losses and LAE	2,584.3	2,166.6
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	2,552.8	1,898.2
Plus Reinsurance Recoverables at End of Period	43.4	51.8
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$2,596.2	$1,950.0
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
For the nine months ended September 30, 2021, the Company increased its property and casualty insurance reserves by $107.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $97.0 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $8.3 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $4.9 million due primarily to the emergence of more adverse patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $4.3 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $2.0 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.
For the nine months ended September 30, 2020, the Company increased its property and casualty insurance reserves by $28.3 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $31.3 million due primarily to the emergence of more adverse loss patterns than expected. Commercial automobile loss and LAE reserves developed favorably by $14.4 million due primarily to the emergence of more favorable loss patterns than expected for commercial automobile liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $17.2 million due primarily to the emergence of more adverse loss patterns than expected. Homeowners loss and LAE reserves developed favorably by $3.0 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed favorably by $2.8 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.

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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the nine months ended September 30, 2021.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,194.5	$20.9
Provision for Expected Credit Losses		36.7
Write-offs of Uncollectible Receivables from Policyholders		(44.9)
Balance at End of Period	$1,481.2	$12.7
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

Note 6 - Investments
Fixed Maturities
The amortized cost, gross unrealized gains and losses, allowance for expected credit loss, and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2021 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$472.0	$31.4	$(0.8)	$—	$502.6
States and Political Subdivisions	1,780.3	148.8	(11.8)	—	1,917.3
Foreign Governments	6.7	0.1	(1.1)	—	5.7
Corporate Securities:
Bonds and Notes	3,948.8	504.7	(15.8)	(4.4)	4,433.3
Redeemable Preferred Stocks	7.0	0.4	—	—	7.4
Collateralized Loan Obligations	738.6	2.0	(4.7)	—	735.9
Other Mortgage- and Asset-backed	269.1	14.5	(0.7)	—	282.9
Investments in Fixed Maturities	$7,222.5	$701.9	$(34.9)	$(4.4)	$7,885.1

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
Other Receivables included $6.8 million and $5.1 million of unsettled sales of Investments in Fixed Maturities at September 30, 2021 and December 31, 2020, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $38.7 million and $4.3 million at September 30, 2021 and December 31, 2020, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2021 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$67.5	$69.4
Due after One Year to Five Years	1,004.2	1,065.5
Due after Five Years to Ten Years	1,581.3	1,700.6
Due after Ten Years	3,228.2	3,682.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,341.3	1,367.4
Investments in Fixed Maturities	$7,222.5	$7,885.1
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2021 consisted of securities issued by the Government National Mortgage Association with a fair value of $293.8 million, securities issued by the Federal National Mortgage Association with a fair value of $28.8 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $26.0 million, and securities issued by other non-governmental issuers with a fair value of $1,018.8 million.

Note 6 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2021 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$45.0	$(0.7)	$1.2	$(0.1)	$46.2	$(0.8)
States and Political Subdivisions	468.1	(11.8)	0.2	—	468.3	(11.8)
Foreign Governments	0.5	(0.5)	2.7	(0.6)	3.2	(1.1)
Corporate Securities:
Bonds and Notes	495.1	(14.0)	26.5	(1.8)	521.6	(15.8)
Collateralized Loan Obligations	206.1	(2.4)	234.9	(2.3)	441.0	(4.7)
Other Mortgage- and Asset-backed	63.2	(0.7)	—	—	63.2	(0.7)
Total Fixed Maturities	$1,278.0	$(30.1)	$265.5	$(4.8)	$1,543.5	$(34.9)
Investment-grade fixed maturity investments comprised $27.2 million and below-investment-grade fixed maturity investments comprised $7.7 million of the unrealized losses on investments in fixed maturities at September 30, 2021. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 5% of the amortized cost basis of the investment.
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

Note 6 - Investments (continued)
At September 30, 2021 and December 31, 2020, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at September 30, 2021 and December 31, 2020. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for expected credit losses on fixed maturities available-for-sale by major security type for nine months ended September 30, 2021.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.3	$3.0	$3.3
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.2	2.2
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.3)	(0.6)	(0.9)
Write-offs Charged Against Allowance	—	(0.2)	(0.2)
End of the Period	$—	$4.4	$4.4
The following table sets forth the change in allowance for expected credit losses on fixed maturities available-for-sale by major security type for the nine months ended September 30, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$—	$—	$—
Impact of Adopting ASU 2016-13	—	—	—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.6	5.0	5.6
Reduction Due to Sales	(0.1)	(0.4)	(0.5)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.1	(0.1)	—
Write-offs Charged Against Allowance	—	(0.3)	(0.3)
End of the Period	$0.6	$4.2	$4.8
Equity Securities
Investments in Equity Securities at Fair Value were $969.6 million and $858.5 million at September 30, 2021 and December 31, 2020, respectively. Net unrealized gains arising during the nine months ended September 30, 2021 and recognized in earnings, related to such investments still held as of September 30, 2021, were $107.3 million.
Investments in Equity Securities at Modified Cost were $33.0 million and $40.1 million at September 30, 2021 and December 31, 2020, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an

Note 6 - Investments (continued)
impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any increases in the carrying value due to observable transactions for the nine months ended September 30, 2021. The Company recognized an impairment of $0.7 million and $4.1 million on Equity Securities at Modified Cost for three and nine months ended September 30, 2021, respectively as a result of the Company’s impairment analysis. The Company has recognized $0.5 million of cumulative decreases in the carrying value due to observable transactions, no cumulative increases in the carrying value due to observable transactions and $9.9 million of cumulative impairments on Equity Securities at Modified Cost held as of September 30, 2021.
There were $0.2 million and no unsettled purchases of Investments in Equity Securities at September 30, 2021 and December 31, 2020, respectively. There were no unsettled sales of Investments in Equity Securities at September 30, 2021 and December 31, 2020, respectively.
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
The Company’s maximum exposure to loss at September 30, 2021 is limited to the total carrying value of $255.1 million. In addition, the Company had outstanding commitments totaling approximately $83.7 million to fund Equity Method Limited Liability Investments at September 30, 2021. At September 30, 2021, 7.0% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 17.5% was reported with a one month lag and the remainder was reported with more than a one month lag.
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
The Company’s maximum exposure to loss at September 30, 2021 is limited to the total carrying value of $54.2 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of September 30, 2021. Alternative Energy Partnership Investments are reported on a three month lag.
Other Investments
The carrying values of the Company’s Other Investments at September 30, 2021 and December 31, 2020 were:

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Company-Owned Life Insurance	$440.7	$327.4
Loans to Policyholders at Unpaid Principal	289.6	297.9
Real Estate at Depreciated Cost	95.8	98.7
Mortgage Loans and Other	95.4	55.0
Total	$921.5	$779.0

Note 6 - Investments (continued)
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2021 and 2020 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Investment Income:
Interest on Fixed Income Securities	$207.1	$218.0	$68.4	$72.7
Dividends on Equity Securities Excluding Alternative Investments	9.8	10.7	2.9	2.8
Alternative Investments:
Equity Method Limited Liability Investments	50.9	(2.7)	12.0	8.2
Limited Liability Investments Included in Equity Securities	29.3	7.3	9.5	2.4
Total Alternative Investments	80.2	4.6	21.5	10.6
Short-term Investments	0.6	4.2	0.2	2.3
Loans to Policyholders	16.3	16.6	5.4	5.5
Real Estate	7.1	7.1	2.3	2.3
Other	23.1	9.3	9.1	2.7
Total Investment Income	344.2	270.5	109.8	98.9
Investment Expenses:
Real Estate	6.8	6.5	2.6	1.2
Other Investment Expenses	18.5	18.5	5.3	5.6
Total Investment Expenses	25.3	25.0	7.9	6.8
Net Investment Income	$318.9	$245.5	$101.9	$92.1
Gross gains and losses on sales of investments in fixed maturities for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Fixed Maturities:
Gains on Sales	$42.7	$38.7	$10.3	$11.9
Losses on Sales	(1.7)	(3.5)	(0.4)	(1.9)

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
The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheets at September 30, 2021 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$135.1	$367.5	$—	$—	$502.6
States and Political Subdivisions	—	1,917.3	—	—	1,917.3
Foreign Governments	—	5.7	—	—	5.7
Corporate Securities:
Bonds and Notes	—	4,219.7	213.6	—	4,433.3
Redeemable Preferred Stock	—	1.3	6.1	—	7.4
Collateralized Loan Obligations	—	735.9	—	—	735.9
Other Mortgage and Asset-backed	—	268.6	14.3	—	282.9
Total Investments in Fixed Maturities	135.1	7,516.0	234.0	—	7,885.1
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	34.6	—	—	34.6
Other Industries	—	16.0	1.1	—	17.1
Common Stocks:
Finance, Insurance and Real Estate	39.0	—	—	—	39.0
Other Industries	3.1	—		—	3.1
Other Equity Interests:
Exchange Traded Funds	546.9	—	—	—	546.9
Limited Liability Companies and Limited Partnerships	—	—	—	328.9	328.9
Total Investments in Equity Securities at Fair Value	589.0	50.6	1.1	328.9	969.6
Convertible Securities at Fair Value	—	44.1	—	—	44.1
Total	$724.1	$7,610.7	$235.1	$328.9	$8,898.8
At September 30, 2021, the Company had unfunded commitments to invest an additional $111.0 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at September 30, 2021.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs		Weighted-average Yield
Investment-grade	Market Yield	$89.7	1.9%	10.0%	5.3%
Non-investment-grade:
Senior Debt	Market Yield	40.9	5.1	18.5	9.2
Junior Debt	Market Yield	68.0	5.9	29.0	14.7
Other	Various	35.4
Total Level 3 Fixed Maturity Investments		$234.0
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2021 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$433.0	$6.2	$—	$10.0	$—	$449.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.9	—	—	—	0.3	1.2
Included in Other Comprehensive Income (Loss)	5.5	(0.1)	0.1	(0.5)	—	5.0
Purchases	46.9	—	17.7	16.2	1.7	82.5
Settlements	—	—	—	(0.1)	—	(0.1)
Sales	(94.4)	—	(10.0)	(0.2)	—	(104.6)
Transfers into Level 3	2.5	—	10.0	—	1.7	14.2
Transfers out of Level 3	(180.8)	—	(17.8)	(11.1)	(2.6)	(212.3)
Balance at End of Period	$213.6	$6.1	$—	$14.3	$1.1	$235.1
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2021 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$409.2	$6.2	$27.8	$18.2	$3.4	$464.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.9	—	—	—	0.3	1.2
Included in Other Comprehensive Income (Loss)	4.7	(0.1)	—	—	—	4.6
Purchases	7.4	—	—	7.2	—	14.6
Settlements	—	—	—	—	—	—
Sales	(28.4)	—	(10.0)	—	—	(38.4)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(180.2)	—	(17.8)	(11.1)	(2.6)	(211.7)
Balance at End of Period	$213.6	$6.1	$—	$14.3	$1.1	$235.1
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

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

	Fixed Maturities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Total
Balance at Beginning of Period	$452.3	$—	$5.4	$—	$10.3	$468.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(1.3)	—	—	—	—	(1.3)
Included in Other Comprehensive Income (Loss)	5.1	—	0.7	—	(0.1)	5.7
Purchases	69.5	—	—	—	—	69.5
Settlements	—	—	—	—	—	—
Sales	(43.8)	—	(0.1)	—	—	(43.9)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance at End of Period	$481.8	$—	$6.0	$—	$10.2	$498.0

Note 7 - Fair Value Measurements (continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	September 30, 2021		December 31, 2020
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$289.6	$289.6	$297.9	$297.9
Short-term Investments	259.7	259.7	875.4	875.4
Mortgage Loans	94.0	94.0	54.6	54.6
Company-Owned Life Insurance	440.7	440.7	$327.4	$327.4
Equity Securities at Modified Cost	33.0	37.7	40.1	40.1
Financial Liabilities:
Long-term Debt	$1,122.1	$1,166.1	$1,172.8	$1,247.8
Policyholder Obligations	378.9	378.9	407.8	407.8
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

Note 8 - Variable Interest Entities (continued)
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments as of the periods indicated:

	Nine Months Ended		Three Months Ended
(Dollars in millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Fundings	$80.0	$—	$31.5	$—
Cash distribution from investment	0.2	—	0.2	—
Gain (loss) on investments in Alternative Energy Partnership	(46.9)	—	(23.8)	—
Income tax credits recognized	64.8	—	28.7	—
Tax benefit (expense) recognized from Alternative Energy Partnership	3.0	—	1.9	—
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of the dates indicated:

(Dollars in millions)	Sep 30, 2021
Cash	$17.2
Equipment, net of depreciation	245.4
Other assets	3.4
Total unconsolidated assets	266.0
Maximum loss exposure	54.2
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $54.2 million, which is the carrying value of the investment at September 30, 2021.

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the nine months ended September 30, 2021 and 2020

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2021	730.6	(2.1)	(45.7)	(2.3)	680.5
Other Comprehensive Income (Loss) Before Reclassifications	(172.8)	(1.5)	—	—	(174.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $7.4, $—, $0.5, $(0.1) and $7.8	(27.8)	—	0.7	0.3	(26.8)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $53.4, $0.4, $0.5, $(0.1) and $54.2	(200.6)	(1.5)	0.7	0.3	(201.1)
Balance as of September 30, 2021	530.0	(3.6)	(45.0)	(2.0)	479.4

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2020	439.4	—	(100.6)	(2.7)	336.1
Other Comprehensive Income (Loss) Before Reclassifications	225.8	(1.9)	1.8	0.2	225.9
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $3.4, $—, $—, $— and $3.4	(13.0)	—	—	—	(13.0)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(56.5), $0.5, $(0.5), $(0.1) and $(56.6)	212.8	(1.9)	1.8	0.2	212.9
Balance as of September 30, 2020	652.2	(1.9)	(98.8)	(2.5)	549.0

The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the three months ended September 30, 2021 and 2020.

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of July 1, 2021	594.0	(4.0)	(44.9)	(2.1)	543.0
Other Comprehensive Income (Loss) Before Reclassifications	(56.5)	0.4	—	—	(56.1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $2.0, $—, $0.1, $(0.1) and $2.0	(7.5)	—	(0.1)	0.1	(7.5)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $16.8, $(0.1), $0.1, $(0.1) and $16.7	(64.0)	0.4	(0.1)	0.1	(63.6)
Balance as of September 30, 2021	530.0	(3.6)	(45.0)	(2.0)	479.4

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of July 1, 2020	602.3	(2.9)	(99.5)	(2.6)	497.3
Other Comprehensive Income (Loss) Before Reclassifications	57.0	1.0	0.7	0.1	58.8
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $1.9, $—, $—, $— and $1.9	(7.1)	—	—	—	(7.1)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(13.2), $(0.3), $(0.2), $(0.1) and $(13.8)	49.9	1.0	0.7	0.1	51.7
Balance as of September 30, 2020	652.2	(1.9)	(98.8)	(2.5)	549.0

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Consolidated Statements of Income Line Item Affected by Reclassifications
Net unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Gains on Sales of Investments and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gain (Loss) on Cash Flow Hedges	Interest and Other Expenses

Note 10 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million as of December 31, 2020. As of September 30, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the nine months ended September 30, 2021 and 2020, Kemper repurchased and retired approximately 2,085,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and $110.4 million and an average cost per share of $77.58 and $68.29, respectively.
During the three months ended September 30, 2021 Kemper repurchased and retired approximately 40,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $3.0 million and an average cost per share of $74.79. Kemper did not repurchase any shares for the three months ended September 30, 2020.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Note 10 - Shareholders’ Equity (continued)
Employee Stock Purchase Plan
During the nine months ended September 30, 2021 and 2020, the Company issued 54,000 and 44,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $61.74 and $60.17 per share. Compensation costs charged against income were $0.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.
During the three months ended September 30, 2021 and 2020, the Company issued 22,000 and 18,000 shares under the ESPP, respectively, at a discounted price of $56.77 and $56.81 per share. Compensation costs charged against income were $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

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
The components of Pension (Benefit) Expense for the Pension Plan for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Interest Cost on Projected Benefit Obligation	$5.3	$13.5	$1.8	$4.5
Expected Return on Plan Assets	(7.0)	(22.0)	(2.3)	(7.3)
Amortization of Net Actuarial Loss	2.2	4.6	0.7	1.6
Total Pension (Benefit) Expense	$0.5	$(3.9)	$0.2	$(1.2)
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.
The components of OPEB benefits for the OPEB Plans for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Service Cost	$0.2	$0.1	$0.1	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.2	—	—
Amortization of Prior Service Credit	(1.0)	(0.9)	(0.3)	(0.2)
Amortization of Net Gain	(1.3)	(1.4)	(0.6)	(0.4)
Total OPEB (Benefit) Expense	$(2.0)	$(2.0)	$(0.8)	$(0.6)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Income.

Note 12 - Policyholder Obligations
Policyholder Obligations at September 30, 2021 and December 31, 2020 were as follows:

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
FHLB Funding Agreements	$378.9	$407.8
Universal Life-type Policyholder Account Balances	102.9	59.2
Total	$481.8	$467.0
Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the Federal Home Loan Bank (“FHLB”) of Chicago in exchange for cash, which it uses for spread lending purposes. During the nine months ended September 30, 2021, United Insurance received advances of $296.9 million from the FHLB of Chicago and made repayments of $326.0 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at September 30, 2021 and December 31, 2020 is presented below.

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Liability under Funding Agreements	$378.9	$407.8
Fair Value of Collateral Pledged	547.8	530.5
FHLB of Chicago Common Stock Owned at Cost	11.8	11.8

Note 13 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which, in addition to the $0.8 million of remaining unamortized costs under the credit agreement, is being amortized over the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either September 30, 2021 or December 31, 2020.

Note 13 - Debt (continued)
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at September 30, 2021 and December 31, 2020 was:

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Term Loan due July 5, 2023	$—	$49.9
5.000% Senior Notes due September 19, 2022	277.1	278.3
4.350% Senior Notes due February 15, 2025	448.9	448.8
2.400% Senior Notes due September 30, 2030	396.1	395.8
Total Long-term Debt Outstanding	$1,122.1	$1,172.8
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and Alliance are members of the FHLBs of Chicago, Dallas and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at September 30, 2021 or December 31, 2020. For information on United Insurance’s funding agreement with the

Note 13 - Debt (continued)
FHLB of Chicago in connection with the spread lending program, see Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $33.0 million and $10.7 million for the nine and three months ended September 30, 2021. Interest paid, including facility fees, was $43.7 million and $21.6 million for the nine and three months ended September 30, 2021. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $24.7 million and $8.3 million for the nine and three months ended September 30, 2020. Interest paid, including facility fees, was $34.4 million and $16.9 million for the nine and three months ended September 30, 2020.
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Operating Lease Right-of-Use Assets	$73.3	$68.6
Operating Lease Liabilities	97.9	89.6

Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.2	$0.2	$0.1	$—
Operating Lease Cost	16.8	15.9	5.8	5.1
Variable Lease Cost	0.1	—	—	—
Short-Term Lease Cost (1)	2.4	—	0.8	—
Total Lease Expense	$19.5	$16.1	$6.7	5.1
Less: Sub-Lease Income	0.2	—	0.2	—
Total Lease Cost	$19.3	$16.1	$6.5	$5.1
(1) - Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.

Note 14 - Leases (continued)
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020
Operating Cash Flows from Operating Lease (Fixed Payments)	$17.5	$14.8
Operating Cash Flows from Operating Lease (Liability Reduction)	15.6	14.0
Financing Cash Flows from Finance Leases	0.2	0.2
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	19.4	8.2
Significant judgments and assumptions for determining lease asset and liability at September 30, 2021 and 2020 are presented below.

	Nine Months Ended
	Sep 30, 2021	Sep 30, 2020
Weighted-average Remaining Lease Term - Finance Leases	1.3 years	1.0 year
Weighted-average Remaining Lease Term - Operating Leases	6.5 years	6.5 years
Weighted-average Discount Rate - Finance Leases	0.6%	4.0%
Weighted-average Discount Rate - Operating Leases	3.3%	3.7%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum lease payments under operating leases at September 30, 2021 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
Remainder of 2021	$6.3
2022	24.1
2023	21.2
2024	15.4
2025	10.3
2026 and Thereafter	34.4
Total Future Payments	$111.7
Less Imputed Interest	13.8
Present Value of Minimum Lease Payments	$97.9

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

Note 15 - Income Taxes (continued)
There were no unrecognized tax benefits at September 30, 2021 or December 31, 2020. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Income taxes paid, net of refunds received, were $38.0 million for the nine months ended September 30, 2021. Income taxes paid to state taxing authorities, net of refunds received, were $55.2 million for the nine months ended September 30, 2020.

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
Net Income (Loss) was $(14.7) million ($(0.23) per unrestricted common share) for the nine months ended September 30, 2021, compared to $312.4 million ($4.75 per unrestricted common share) for the same period in 2020.
Net Income (Loss) was $(75.3) million ($(1.18) per unrestricted common share) for the three months ended September 30, 2021, compared to $122.3 million ($1.87 per unrestricted common share) for the same period in 2020.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company's results of operations. The Company incurred additional expenses associated with COVID-19 and related economic conditions. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1 and Item 1A., Risk Factors, of Part II of this Quarterly Report on Form 10-Q.
A reconciliation of Net Income (Loss) to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the nine and three months ended September 30, 2021 and 2020 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2021	Sep 30, 2020	Increase (Decrease)	Sep 30, 2021	Sep 30, 2020	Increase (Decrease)
Net Income (Loss)	$(14.7)	$312.4	$(327.1)	$(75.3)	$122.3	$(197.6)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	73.0	(0.8)	73.8	(0.5)	35.7	(36.2)
Net Realized Gains on Sales of Investments	34.0	30.2	3.8	7.9	7.9	—
Impairment Losses	(6.2)	(15.8)	9.6	(0.5)	(0.8)	0.3
Acquisition Related Transaction, Integration and Other Costs	(27.5)	(34.2)	6.7	(6.4)	(11.4)	5.0
Adjusted Consolidated Net Operating Income (Loss)	$(88.0)	$333.0	$(421.0)	$(75.8)	$90.9	$(166.7)

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(70.9)	$246.8	$(317.7)	$(59.3)	$119.2	$(178.5)
Preferred Property & Casualty Insurance	(5.1)	(13.4)	8.3	(6.4)	(32.7)	26.3
Life & Health Insurance	23.1	50.6	(27.5)	2.8	12.2	(9.4)
Total Segment Net Operating Income (Loss)	(52.9)	284.0	(336.9)	(62.9)	98.7	(161.6)
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6	(70.6)	—	—	—
Other	(35.1)	(21.6)	(13.5)	(12.9)	(7.8)	(5.1)
Corporate and Other Net Operating Income (Loss)	(35.1)	49.0	(84.1)	(12.9)	(7.8)	(5.1)
Adjusted Consolidated Net Operating Income (Loss)	$(88.0)	$333.0	$(421.0)	$(75.8)	$90.9	$(166.7)
Net Income
Net Income decreased by $327.1 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to lower Adjusted Consolidated Net Operating Income, partially offset by income from change in fair value of equity and convertible securities. Adjusted Consolidated Net Operating Income decreased by $421.0 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Income, Corporate and Other Net Operating Income, Life & Health Insurance Segment Net Operating Income, partially offset by lower Preferred Property & Casualty Insurance Segment Net Operating Loss.

Summary of Results (continued)
See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income decreased due primarily to a gain recognized in 2020 for the satisfaction of the remaining balance of a final judgment received by the Company in connection with an arbitration award against Computer Sciences Corporation (the “CSC Judgment”). The Company’s investment results were favorable in 2021, compared to 2020, due primarily to a $73.8 million after-tax increase from the change in fair value of the equity and convertible securities, a $9.6 million after-tax decrease in impairment losses and a $3.8 million after-tax increase from net realized gains on sales of investments. See MD&A, “Investment Results,” for additional discussion.
Net Income decreased by $197.6 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to lower Adjusted Consolidated Net Operating Income and lower income from change in fair value of equity and convertible securities. Adjusted Consolidated Net Operating Income decreased by $166.7 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Income, Corporate and Other Net Operating Income, and Life & Health Insurance Segment Net Operating Income, partially offset by lower Preferred Property & Casualty Insurance Segment Net Operating Loss. See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” a    nd “Life & Health Insurance,” for discussion of each respective segment’s results.
Revenues
Earned Premiums were $3,894.6 million for the nine months ended September 30, 2021, compared to $3,458.2 million for the same period in 2020, an increase of $436.4 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $463.3 million for the nine months ended September 30, 2021, compared to the same period in 2020. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $29.9 million for the nine months ended September 30, 2021, compared to the same period in 2020. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,356.1 million for the three months ended September 30, 2021, compared to $1,206.5 million for the same period in 2020, an increase of $149.6 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $156.9 million for the three months ended September 30, 2021, compared to the same period in 2020. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $10.8 million for the three months ended September 30, 2021, compared to the same period in 2020. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $73.4 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Net Investment Income increased by $9.8 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss from the change in value of Alternative Energy Partnership Investments was $46.9 million for the nine months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $67.9 million, resulting in net income attributable to Alternative Energy Partnership Investments of $21.0 million for the nine months ended September 30, 2021.
Loss from the change in value of Alternative Energy Partnership Investments was $23.8 million for the three months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $30.6 million, resulting in net income attributable to Alternative Energy Partnership Investments of $6.8 million for the three months ended September 30, 2021.
Other Income was $20.8 million for the nine months ended September 30, 2021, compared to $92.7 million for the same period in 2020. Other Income for the nine months ended September 30, 2020 included a gain of $89.4 million related to the satisfaction of the CSC Judgment.

Summary of Results (continued)
Other Income was $12.3 million for the three months ended September 30, 2021, compared to $0.9 million for the same period in 2020.
Net Realized Gains on Sales of Investments were $43.1 million for the nine months ended September 30, 2021, compared to $38.2 million for the same period in 2020. Net Realized Gains on Sales of Investments were $10.1 million for the three months ended September 30, 2021, compared to $10.0 million for the same period in 2020.
Impairment Losses were $7.8 million for the nine months ended September 30, 2021, compared to $20.0 million for the same period in 2020. Impairment Losses were $0.6 million for the three months ended September 30, 2021, compared to $1.0 million for the same period in 2020.
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
Adjusted Consolidated Net Operating Income (Loss)
Adjusted Consolidated Net Operating Income (Loss) is an after-tax, non-GAAP financial measure and is computed by excluding from Net Income (Loss) the after-tax impact of:
(i) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Gains or Losses on Sales of Investments;
(iii) Impairment Losses;
(iv) Acquisition Related Transaction, Integration and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income (Loss). There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the nine and three months ended September 30, 2021 or 2020.

Non-GAAP Financial Measures (continued)
The Company believes that Adjusted Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains or Losses on Sales of Investments and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition Related Transaction and Integration Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends. The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Premiums Written	$3,078.3	$2,606.3	$1,024.3	$914.2
Earned Premiums	$2,916.2	$2,452.9	$1,028.3	$871.4
Net Investment Income	114.7	76.2	37.0	30.5
Change in Value of Alternative Energy Partnership Investments	(22.3)	—	(11.3)	—
Other Income	3.1	1.4	1.2	0.4
Total Revenues	3,011.7	2,530.5	1,055.2	902.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,451.8	1,724.6	924.4	589.0
Catastrophe Losses and LAE	13.2	6.8	3.4	2.1
Prior Years:
Non-catastrophe Losses and LAE	105.0	16.8	25.1	1.9
Catastrophe Losses and LAE	0.3	0.1	(0.1)	(0.1)
Total Incurred Losses and LAE	2,570.3	1,748.3	952.8	592.9
Insurance Expenses	570.1	472.8	194.2	159.5
Other Expenses	—	—	—	—
Operating Income (Loss)	(128.7)	309.4	(91.8)	149.9
Income Tax Benefit (Expense)	57.8	(62.6)	32.5	(30.7)
Segment Net Operating Income (Loss)	$(70.9)	$246.8	$(59.3)	$119.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.0%	70.3%	90.0%	67.6%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.3	0.3	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	3.6	0.7	2.4	0.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	88.1	71.3	92.7	68.0
Insurance Expense Ratio	19.5	19.3	18.9	18.3
Combined Ratio	107.6%	90.6%	111.6%	86.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	84.0%	70.3%	90.0%	67.6%
Insurance Expense Ratio	19.5	19.3	18.9	18.3
Underlying Combined Ratio	103.5%	89.6%	108.9%	85.9%
Non-GAAP Measure Reconciliation
Combined Ratio	107.6%	90.6%	111.6%	86.3%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.5	0.3	0.3	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	3.6	0.7	2.4	0.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	103.5%	89.6%	108.9%	85.9%

Specialty Property & Casualty Insurance (continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Insurance Reserves:
Non-Standard Automobile	$1,841.1	$1,308.3
Commercial Automobile	302.4	236.5
Insurance Reserves	$2,143.5	$1,544.8
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,071.1	$744.6
Incurred But Not Reported	881.6	653.6
Total Loss and LAE Reserves	1,952.7	1,398.2
Unallocated LAE Reserves	190.8	146.6
Insurance Reserves	$2,143.5	$1,544.8
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
Overall
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $70.9 million for the nine months ended September 30, 2021, compared to Segment Net Operating Income of $246.8 million for the same period in 2020. Segment Net Operating Income decreased by $317.7 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums related to higher claim frequency and severity trends and adverse loss reserve development, partially offset by higher net investment income. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $463.3 million for the nine months ended September 30, 2021, compared to the same period in 2020, driven by the acquisition of AAC, premium credits in the prior period, and higher volume. Volumes were higher in both the Private Passenger Auto and Commercial Automobile product lines.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $38.5 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $22.3 million for the nine months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $32.2 million, resulting in net income attributable to Alternative Energy Partnership Investments of $9.9 million for the nine months ended September 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 84.0% in 2021, a deterioration of 13.7 percentage points, compared to 2020, due primarily to higher claim frequency and severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $105.3 million in 2021, compared to adverse development of $16.9 million in 2020. Adverse loss and LAE reserve development in 2021 was largely driven by legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Catastrophe losses and LAE (excluding reserve development) were $13.2 million in 2021, compared to $6.8 million in 2020, a deterioration of $6.4 million.

Specialty Property & Casualty Insurance (continued)
Insurance Expenses were $570.1 million, or 19.5% of earned premiums, in 2021, a deterioration of 0.2 percentage point compared to 2020, driven primarily by the amortization of intangible assets arising from the acquisition of AAC in 2021 partially offset by lower earned premium in 2020 due primarily to premium credits.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $59.3 million for the three months ended September 30, 2021, compared to Segment Net Operating Income of $119.2 million for the same period in 2020. Segment Net Operating Income decreased by $178.5 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums and adverse loss reserve development, partially offset by higher net investment income. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $156.9 million for the three months ended September 30, 2021, compared to the same period in 2020, driven by the acquisition of AAC and higher volume. Volumes were higher in both the Private Passenger Auto and Commercial Automobile product lines.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $6.5 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss related to Change in Value of Alternative Energy Partnership Investments was $11.3 million for the three months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $14.4 million, resulting in net income attributable to Alternative Energy Partnership Investments of $3.1 million for the three months ended September 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 90.0% in 2021, a deterioration of 22.4 percentage points, compared to 2020, due primarily to higher claim frequency and severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $25.0 million in 2021, compared to adverse development of $1.8 million in 2020. Adverse loss and LAE reserve development in 2021 was largely driven by legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Catastrophe losses and LAE (excluding reserve development) were $3.4 million in 2021, compared to $2.1 million in 2020, a deterioration of $1.3 million.
Insurance Expenses were $194.2 million, or 18.9% of earned premiums, in 2021, a deterioration of 0.6 percentage points compared to 2020, driven primarily by amortization of intangible assets arising from the AAC acquisition.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Premiums Written	$2,728.5	$2,350.2	$902.7	$819.4
Earned Premiums	$2,615.6	$2,235.2	$920.6	$792.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$2,235.4	$1,591.8	$843.9	$543.4
Catastrophe Losses and LAE	12.1	6.4	3.1	2.0
Prior Years:
Non-catastrophe Losses and LAE	96.7	31.1	25.1	2.1
Catastrophe Losses and LAE	0.3	0.2	(0.1)	(0.1)
Total Incurred Losses and LAE	$2,344.5	$1,629.5	$872.0	$547.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	85.4%	71.2%	91.7%	68.5%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.3	0.3	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	3.7	1.4	2.7	0.3
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	89.6%	72.9%	94.7%	69.1%
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from specialty personal automobile insurance increased by $380.4 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to the acquisition of AAC, premium credits in the prior period, and higher volume. Incurred losses and LAE were $2,344.5 million, or 89.6% of earned premiums in 2021, compared to $1,629.5 million, or 72.9% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premium as well as higher adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 85.4% in 2021, compared to 71.2% in 2020, a deterioration of 14.2 points due to higher claim frequency and severity trends. Adverse loss and LAE reserve development was $97.0 million in 2021, compared to adverse development of $31.3 million in 2020, primarily driven by legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Catastrophe losses and LAE (excluding reserve development) were $12.1 million in 2021, compared to $6.4 million in 2020.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from specialty personal automobile insurance increased by $128.4 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to the acquisition of AAC and higher volume. Incurred losses and LAE were $872.0 million, or 94.7% of earned premiums in 2021, compared to $547.4 million, or 69.1% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premium as well as higher adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 91.7% in 2021, compared to 68.5% in 2020, a deterioration of 23.2 points due to higher claim frequency and severity trends. Adverse loss and LAE reserve development was $25.0 million in 2021, primarily driven by legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages, compared to adverse development of $2.0 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $3.1 million in 2021, compared to $2.0 million in 2020.

Specialty Property & Casualty Insurance (continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Premiums Written	$349.8	$256.1	$121.6	$94.8
Earned Premiums	$300.6	$217.7	$107.7	$79.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$216.4	$132.8	$80.5	$45.6
Catastrophe Losses and LAE	1.1	0.4	0.3	0.1
Prior Years:
Non-catastrophe Losses and LAE	8.3	(14.3)	—	(0.2)
Catastrophe Losses and LAE	—	(0.1)	—	—
Total Incurred Losses and LAE	$225.8	$118.8	$80.8	$45.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.9%	61.0%	74.7%	57.6%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.2	0.3	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	2.8	(6.6)	—	(0.3)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	75.1%	54.6%	75.0%	57.4%
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from commercial automobile insurance increased by $82.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE were $225.8 million, or 75.1% of earned premiums in 2021, compared to $118.8 million, or 54.6% of earned premiums in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 71.9% in 2021, compared to 61.0% in 2020, a deterioration of 10.9 percentage points due primarily to higher claim severity trends. Adverse loss and LAE reserve development was $8.3 million in 2021, compared to favorable reserve development of $14.4 million in 2020.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from commercial automobile insurance increased by $28.5 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE were $80.8 million, or 75.0% of earned premiums in 2021, compared to $42.0 million, or 57.4% of earned premiums in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 74.7% in 2021, compared to 57.6% in 2020, a deterioration of 17.1 percentage points due primarily to higher claim severity trends. There was no loss and LAE reserve development in 2021, compared to favorable reserve development of $0.2 million in 2020.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Premiums Written	$488.8	$497.8	$164.8	$172.2
Earned Premiums	$489.1	$519.0	$163.7	$174.5
Net Investment Income	51.5	24.3	16.1	10.3
Changes in Value of Alternative Energy Partnership Investments	(12.5)	—	(6.4)	—
Other Income	—	0.1	—	—
Total Revenues	528.1	543.4	173.4	184.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	328.0	293.8	115.6	102.8
Catastrophe Losses and LAE	71.6	87.3	23.4	61.9
Prior Years:
Non-catastrophe Losses and LAE	5.1	11.2	—	6.3
Catastrophe Losses and LAE	(3.6)	(0.6)	0.1	0.1
Total Incurred Losses and LAE	401.1	391.7	139.1	171.1
Insurance Expenses	154.8	169.7	51.7	55.5
Operating Income (Loss)	(27.8)	(18.0)	(17.4)	(41.8)
Income Tax Benefit (Expense)	22.7	4.6	11.0	9.1
Segment Net Operating Income (Loss)	$(5.1)	$(13.4)	$(6.4)	$(32.7)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.1%	56.6%	70.6%	58.9%
Current Year Catastrophe Losses and LAE Ratio	14.6	16.8	14.3	35.5
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	2.2	—	3.6
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(0.1)	0.1	0.1
Total Incurred Loss and LAE Ratio	82.0	75.5	85.0	98.1
Insurance Expense Ratio	31.6	32.7	31.6	31.8
Combined Ratio	113.6%	108.2%	116.6%	129.9%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	67.1%	56.6%	70.6%	58.9%
Insurance Expense Ratio	31.6	32.7	31.6	31.8
Underlying Combined Ratio	98.7%	89.3%	102.2%	90.7%
Non-GAAP Measure Reconciliation
Combined Ratio	113.6%	108.2%	116.6%	129.9%
Less:
Current Year Catastrophe Losses and LAE Ratio	14.6	16.8	14.3	35.5
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	2.2	—	3.6
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(0.1)	0.1	0.1
Underlying Combined Ratio	98.7%	89.3%	102.2%	90.7%

Preferred Property & Casualty Insurance (continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2021		Sep 30, 2020
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	45	$36.5	48	$38.4
$5 - $10	3	20.4	3	21.4
$10 - $15	1	14.7	1	10.6
$15 - $20	—	—	1	16.9
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	49	$71.6	53	$87.3
Insurance Reserves

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Insurance Reserves:
Preferred Automobile	$290.0	$281.3
Homeowners	108.5	104.0
Other	30.1	26.3
Insurance Reserves	$428.6	$411.6
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$280.8	$262.2
Incurred But Not Reported	120.4	122.0
Total Loss and LAE Reserves	401.2	384.2
Unallocated LAE Reserves	27.4	27.4
Insurance Reserves	$428.6	$411.6
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
Overall
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $5.1 million for the nine months ended September 30, 2021, compared to Segment Net Operating Loss of $13.4 million for the same period in 2020. Segment Net Operating Loss decreased by $8.3 million due primarily to lower catastrophe losses and LAE, lower levels of adverse loss and LAE reserve development and higher net investment income, partially offset by higher underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $29.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to lower automobile and homeowners insurance volumes and ongoing profit improvement actions.

Preferred Property & Casualty Insurance (continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $27.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $12.5 million for the nine months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $18.1 million, resulting in net income attributable to Alternative Energy Partnership Investments of $5.6 million for the nine months ended September 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 67.1% in 2021, a deterioration of 10.5 percentage points, compared to 2020. Catastrophe losses and LAE (excluding reserve development) were $71.6 million in 2021, compared to $87.3 million in 2020, a decrease of $15.7 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2021 compared to 2020. There were four catastrophic events above $5 million in 2021, compared to five catastrophic events above $5 million in 2020. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.5 million in 2021, compared to $10.6 million in 2020.
Insurance expenses were $154.8 million, or 31.6% of earned premiums in 2021, an improvement of 1.1% percentage points compared to 2020.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $6.4 million for the three months ended September 30, 2021, compared to Segment Net Operating Loss of $32.7 million for the same period in 2020. Segment Net Operating Loss decreased by $26.3 million due primarily to lower catastrophe losses and LAE (excluding loss reserve development) and higher net investment income, partially offset by higher underlying losses and LAE as a percentage of earned premiums.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $10.8 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to lower automobile and homeowners insurance volumes and ongoing profit improvement actions.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $5.8 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $6.4 million for the three months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $8.2 million, resulting in net income attributable to Alternative Energy Partnership Investments of $1.8 million for the three months ended September 30, 2021.
Underlying losses and LAE as a percentage of earned premiums were 70.6% in 2021, a deterioration of 11.7 percentage points, compared to 2020, primarily from Preferred Personal Automobile Insurance and Other Personal Insurance. Catastrophe losses and LAE (excluding reserve development) were $23.4 million in 2021, compared to $61.9 million in 2020, an increase of $38.5 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2021, compared to 2020. There was one catastrophic event above $5 million in 2021, compared to five catastrophic events above $5 million in 2020. Adverse loss and LAE reserve development (including catastrophe reserve development) was $0.1 million in 2021, compared to $6.4 million in 2020.
Insurance expenses were $51.7 million, or 31.6% of earned premiums in 2021, an improvement of 0.2% percentage points compared to 2020.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (continued)
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Premiums Written	$304.7	$308.7	$99.9	$107.2
Earned Premiums	$309.1	$324.6	$102.6	$110.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$234.2	$201.9	$84.8	$72.2
Catastrophe Losses and LAE	6.1	4.0	2.7	1.8
Prior Years:
Non-catastrophe Losses and LAE	4.9	17.8	0.1	5.9
Catastrophe Losses and LAE	—	(0.6)	0.1	(0.2)
Total Incurred Losses and LAE	$245.2	$223.1	$87.7	$79.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.7%	62.2%	82.7%	65.4%
Current Year Catastrophe Losses and LAE Ratio	2.0	1.2	2.6	1.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.6	5.5	0.1	5.3
Prior Years Catastrophe Losses and LAE Ratio	—	(0.2)	0.1	(0.2)
Total Incurred Loss and LAE Ratio	79.3%	68.7%	85.5%	72.1%
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums on preferred automobile insurance decreased by $15.5 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to lower volume and ongoing profit improvement actions. Incurred losses and LAE were $245.2 million, or 79.3% of earned premiums, in 2021, compared to $223.1 million, or 68.7% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 75.7% in 2021, compared to 62.2% in 2020, a deterioration of 13.5 percentage points primarily due to higher claim frequency and severity trends. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $4.9 million in 2021, compared to $17.2 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $6.1 million in 2021, compared to $4.0 million in 2020.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums on preferred automobile insurance decreased by $8.0 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to lower volume and ongoing profit improvement actions. Incurred losses and LAE were $87.7 million, or 85.5% of earned premiums, in 2021, compared to $79.7 million, or 72.1% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 82.7% in 2021, compared to 65.4% in 2020, a deterioration of 17.3 percentage points primarily due to higher claim frequency and severity trends. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $0.2 million in 2021, compared to $5.7 million in 2020. Catastrophe losses and LAE (excluding reserve development) were $2.7 million in 2021, compared to $1.8 million in 2020.

Preferred Property & Casualty Insurance (continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Premiums Written	$158.5	$162.8	$56.1	$55.7
Earned Premiums	$154.6	$167.4	$52.5	$55.0

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$81.3	$82.2	$26.6	$28.1
Catastrophe Losses and LAE	64.2	81.3	20.4	58.6
Prior Years:
Non-catastrophe Losses and LAE	(2.5)	(3.1)	(0.2)	2.0
Catastrophe Losses and LAE	(1.8)	0.1	0.1	0.2
Total Incurred Losses and LAE	$141.2	$160.5	$46.9	$88.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	52.6%	49.1%	50.6%	51.1%
Current Year Catastrophe Losses and LAE Ratio	41.5	48.6	38.9	106.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.6)	(1.9)	(0.4)	3.6
Prior Years Catastrophe Losses and LAE Ratio	(1.2)	0.1	0.2	0.4
Total Incurred Loss and LAE Ratio	91.3%	95.9%	89.3%	161.6%
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums in homeowners insurance decreased by $12.8 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to lower volume and ongoing profit improvement actions. Incurred losses and LAE were $141.2 million, or 91.3% of earned premiums, in 2021, compared to $160.5 million, or 95.9% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss reserve development), partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 52.6% in 2021, compared to 49.1% in 2020, a deterioration of 3.5 percentage points. Catastrophe losses and LAE (excluding reserve development) were $64.2 million in 2021, compared to $81.3 million in 2020. There were four catastrophic events above $5 million in 2021, compared to five catastrophic events above $5 million in 2020. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $4.3 million in 2021, compared to $3.0 million in 2020.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums in homeowners insurance decreased by $2.5 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to lower volume and ongoing profit improvement actions. Incurred losses and LAE were $46.9 million, or 89.3% of earned premiums, in 2021, compared to $88.9 million, or 161.6% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss reserve development) and lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.6% in 2021, compared to 51.1% in 2020, a decrease of 0.5 percentage points. Catastrophe losses and LAE (excluding reserve development) were $20.4 million in 2021, compared to $58.6 million in 2020. There was one catastrophic event above $5 million in 2021, compared to five catastrophic events above $5 million in 2020. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $0.1 million in 2021, compared to adverse loss and LAE development of $2.2 million in 2020.

Preferred Property & Casualty Insurance (continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net Premiums Written	$25.6	$26.3	$8.8	$9.3
Earned Premiums	$25.4	$27.0	$8.6	$8.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$12.5	$9.7	$4.2	$2.5
Catastrophe Losses and LAE	1.3	2.0	0.3	1.5
Prior Years:
Non-catastrophe Losses and LAE	2.7	(3.5)	0.1	(1.6)
Catastrophe Losses and LAE	(1.8)	(0.1)	(0.1)	0.1
Total Incurred Losses and LAE	$14.7	$8.1	$4.5	$2.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	49.3%	36.0%	48.8%	28.1%
Current Year Catastrophe Losses and LAE Ratio	5.1	7.4	3.5	16.9
Prior Years Non-catastrophe Losses and LAE Ratio	10.6	(13.0)	1.2	(18.0)
Prior Years Catastrophe Losses and LAE Ratio	(7.1)	(0.4)	(1.2)	1.1
Total Incurred Loss and LAE Ratio	57.9%	30.0%	52.3%	28.1%
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums on other personal insurance decreased by $1.6 million for the nine months ended September 30, 2021, compared to the same period in 2020. Incurred losses and LAE were $14.7 million, or 57.9% of earned premiums, in 2021, compared to $8.1 million, or 30.0% of earned premiums, in 2020. Underlying losses and LAE as a percentage of earned premiums were 49.3% in 2021, compared to 36.0% in 2020, a deterioration of 13.3 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $1.3 million in 2021, compared to $2.0 million in 2020. Adverse loss and LAE reserve development (including catastrophe losses development) was $0.9 million in 2021, compared to favorable development of $3.6 million in 2020.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums on other personal insurance decreased by $0.3 million for the three months ended September 30, 2021, compared to the same period in 2020. Incurred losses and LAE were $4.5 million, or 52.3% of earned premiums, in 2021, compared to $2.5 million, or 28.1% of earned premiums, in 2020. Underlying losses and LAE as a percentage of earned premiums were 48.8% in 2021, compared to 28.1% in 2020, a deterioration of 20.7 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $0.3 million in 2021, compared to $1.5 million in 2020. There was no loss and LAE reserve development (including catastrophe losses development) in 2021, compared to favorable development of $1.5 million in 2020.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Earned Premiums	$489.3	$486.3	$164.1	$160.6
Net Investment Income	151.9	146.0	48.4	50.7
Changes in Value of Alternative Energy Partnership Investments	(12.1)	—	(6.1)	—
Other Income	0.3	0.6	0.1	—
Total Revenues	629.4	632.9	206.5	211.3
Policyholders’ Benefits and Incurred Losses and LAE	353.5	320.2	119.5	113.6
Insurance Expenses	269.4	251.1	92.9	82.5
Operating Income (Loss)	6.5	61.6	(5.9)	15.2
Income Tax Benefit (Expense)	16.6	(11.0)	8.7	(3.0)
Segment Net Operating Income (Loss)	$23.1	$50.6	$2.8	$12.2
Insurance Reserves

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Insurance Reserves:
Future Policyholder Benefits	$3,436.1	$3,440.5
Incurred Losses and LAE Reserves:
Life	62.3	61.1
Accident and Health	25.7	25.9
Property	7.4	4.6
Total Incurred Losses and LAE Reserves	95.4	91.6
Insurance Reserves	$3,531.5	$3,532.1
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File maintained by the Social Security Administration and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company has reduced its estimate of the initial impact of using death verification databases by $30.3 million, of which $4.5 million and $4.8 million was recognized during the first and second quarters of 2020.
Overall
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums in the Life & Health Insurance segment increased by $3.0 million for the nine months ended September 30, 2021, compared to the same period in 2020. Earned Premiums increased due primarily to higher volume on life insurance products partially offset by lower volume on accident and health insurance products and property insurance products as well as a reduction in the estimated return premium reserve for insurance products subject to minimum loss ratio (“MLR”) in 2020.
Net Investment Income increased by $5.9 million in 2021, compared to 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.

Life & Health Insurance (continued)
Loss related to Changes in Value of Alternative Energy Partnership Investments was $12.1 million for the nine months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $17.6 million, resulting in net income attributable to Alternative Energy Partnership Investments of $5.5 million for the nine months ended September 30, 2021.
Policyholders’ Benefits and Incurred Losses and LAE increased by $33.3 million in 2021, compared to 2020, due primarily to higher mortality for life insurance related to COVID-19, higher persistency on life insurance, the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020, and higher frequency and severity of accident and health insurance claims.
Insurance Expenses in the Life & Health Insurance segment increased by $18.3 million in 2021, compared to 2020, due primarily to higher commission expense driven by increased persistency and investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $23.1 million for the nine months ended September 30, 2021, compared to $50.6 million in 2020.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums in the Life & Health Insurance segment increased by $3.5 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to higher volume on life insurance products, partially offset by lower volume on accident and health insurance products.
Net Investment Income decreased by $2.3 million in 2021, compared to 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $6.1 million for the three months ended September 30, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $8.0 million, resulting in net income attributable to Alternative Energy Partnership Investments of $1.9 million for the three months ended September 30, 2021.
Policyholders’ Benefits and Incurred Losses and LAE increased by $5.9 million in 2021, compared to 2020, due primarily to higher persistency, higher frequency and severity of claims in accident and health insurance, and higher catastrophe losses in property insurance.
Insurance Expenses in the Life & Health Insurance segment increased by $10.4 million in 2021, compared to 2020, due primarily to higher commission expense driven by increased persistency and investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $2.8 million for the three months ended September 30, 2021, compared to $12.2 million in 2020.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Life & Health Insurance (continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Earned Premiums	$300.2	$289.2	$101.5	$96.3
Net Investment Income	147.5	141.0	47.0	47.5
Changes in Value of Alternative Energy Partnership Investments	(11.5)	—	(5.8)	—
Other Income	—	0.1	—	—
Total Revenues	436.2	430.3	142.7	143.8
Policyholders’ Benefits and Incurred Losses and LAE	257.1	228.8	87.3	84.0
Insurance Expenses	175.1	165.9	61.5	54.7
Operating Income (Loss)	4.0	35.6	(6.1)	5.1
Income Tax Benefit (Expense)	16.3	(5.5)	8.4	(0.8)
Total Product Line Net Operating Income (Loss)	$20.3	$30.1	$2.3	$4.3
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from life insurance increased by $11.0 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to increased new business and higher persistency. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $257.1 million in 2021, compared to $228.8 million in 2020, an increase of $28.3 million due primarily to higher mortality related to COVID-19, higher persistency, and the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operation in 2020.
Insurance Expenses increased by $9.2 million in 2021, compared to 2020, due primarily to higher commission expense driven by increased persistency and investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from life insurance increased by $5.2 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to higher persistency. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $87.3 million in 2021, compared to $84.0 million in 2020, an increase of $3.3 million due primarily to higher persistency.
Insurance Expenses increased by $6.8 million in 2021, compared to 2020, due primarily to higher commission expense driven by increased persistency and investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Life & Health Insurance (continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Earned Premiums	$142.3	$149.1	$47.0	$48.9
Net Investment Income	2.7	4.7	0.9	3.1
Changes in Value of Alternative Energy Partnership Investments	(0.2)	—	(0.1)	—
Other Income	0.3	0.5	0.1	—
Total Revenues	145.1	154.3	47.9	52.0
Policyholders’ Benefits and Incurred Losses and LAE	74.2	70.8	22.9	20.7
Insurance Expenses	70.1	66.8	23.5	22.1
Operating Income (Loss)	0.8	16.7	1.5	9.2
Income Tax Expense (Benefit)	0.1	(3.6)	(0.2)	(2.0)
Total Product Line Net Operating Income (Loss)	$0.9	$13.1	$1.3	$7.2
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from accident and health insurance decreased by $6.8 million for the nine months ended September 30, 2021, compared to the same period in 2020. Earned premiums decreased due primarily to lower volume on new business sales and a reduction in the estimated return premium reserve for certain insurance products subject to MLR in 2020. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $74.2 million in 2021, compared to $70.8 million in 2020, due primarily to higher frequency and severity of claims.
Insurance Expenses increased by $3.3 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from accident and health insurance decreased by $1.9 million for the three months ended September 30, 2021, compared to the same period in 2020. Earned premiums decreased due primarily to lower volume on new business sales. Policyholders’ Benefit and Incurred Losses and LAE on accident and health insurance were $22.9 million in 2021, compared to $20.7 million in 2020, due primarily to higher frequency and severity of claims.
Insurance Expenses increased by $1.4 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Life & Health Insurance (continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Earned Premiums	$46.8	$48.0	$15.6	$15.4
Net Investment Income (Loss)	1.7	0.3	0.5	0.1
Changes in Value of Alternative Energy Partnership Investments	(0.4)	—	(0.2)	—
Total Revenues	48.1	48.3	15.9	15.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	11.0	12.7	3.6	5.2
Catastrophe Losses and LAE	10.1	7.1	5.7	3.1
Prior Years:
Non-catastrophe Losses and LAE	1.2	0.3	0.4	0.4
Catastrophe Losses and LAE	(0.1)	0.5	(0.4)	0.2
Total Incurred Losses and LAE	22.2	20.6	9.3	8.9
Insurance Expenses	24.2	18.4	7.9	5.7
Operating Income (Loss)	1.7	9.3	(1.3)	0.9
Income Tax Benefit (Expense)	0.2	(1.9)	0.5	(0.2)
Total Product Line Net Operating Income (Loss)	$1.9	$7.4	$(0.8)	$0.7
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	23.4%	26.5%	23.1%	33.8%
Current Year Catastrophe Losses and LAE Ratio	21.6	14.8	36.5	20.1
Prior Years Non-catastrophe Losses and LAE Ratio	2.6	0.6	2.6	2.6
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	1.0	(2.6)	1.3
Total Incurred Loss and LAE Ratio	47.4%	42.9%	59.6%	57.8%
Nine Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from property insurance decreased by $1.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, due primarily to lower volume. Incurred losses and LAE on property insurance were $22.2 million, or 47.4% of earned premiums in 2021, compared to $20.6 million, or 42.9% of earned premiums in 2020. Underlying losses and LAE were $11.0 million, or 23.4% of earned premiums in 2021, compared to $12.7 million, or 26.5% of earned premiums in 2020, a decrease of 3.1 percentage points due primarily to lower claim frequency. Catastrophe losses and LAE (excluding loss reserve development) were $10.1 million in 2021, compared to $7.1 million in 2020. Catastrophe losses and LAE increased $3.0 million due primarily to higher frequency and severity of catastrophe claims. Adverse loss and LAE reserve development was $1.1 million in 2021, compared to adverse development of $0.8 million in 2020. Insurance expenses increased $5.8 million in 2021, compared to 2020.
Three Months Ended September 30, 2021 Compared to the Same Period in 2020
Earned Premiums from property insurance increased by $0.2 million for the three months ended September 30, 2021, compared to the same period in 2020, due primarily to higher volume. Incurred losses and LAE on property insurance were $9.3 million, or 59.6% of earned premiums, in 2021, compared to $8.9 million, or 57.8% of earned premiums in 2020. Underlying losses and LAE were $3.6 million, or 23.1% of earned premiums in 2021, compared to $5.2 million, or 33.8% of earned premiums in 2020, a decrease of 10.7 percentage points due primarily to lower claim frequency. Catastrophe losses and LAE (excluding loss reserve development) were $5.7 million in 2021, compared to $3.1 million in 2020. Catastrophe losses and LAE increased $2.6 million due primarily to higher severity of catastrophe events and higher frequency and severity of catastrophe claims. There

Life & Health Insurance (continued)
was no loss and LAE reserve development in 2021, compared to adverse development of $0.6 million in 2020. Insurance expenses increased $2.2 million in 2021, compared to 2020.
Investment Results
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2021 and 2020 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Investment Income:
Interest on Fixed Income Securities	$207.1	$218.0	$68.4	$72.7
Dividends on Equity Securities Excluding Alternative Investments	9.8	10.7	2.9	2.8
Alternative Investments:
Equity Method Limited Liability Investments	50.9	(2.7)	12.0	8.2
Limited Liability Investments Included in Equity Securities	29.3	7.3	9.5	2.4
Total Alternative Investments	80.2	4.6	21.5	10.6
Short-term Investments	0.6	4.2	0.2	2.3
Loans to Policyholders	16.3	16.6	5.4	5.5
Real Estate	7.1	7.1	2.3	2.3
Other	23.1	9.3	9.1	2.7
Total Investment Income	344.2	270.5	109.8	98.9
Investment Expenses:
Real Estate	6.8	6.5	2.6	1.2
Other Investment Expenses	18.5	18.5	5.3	5.6
Total Investment Expenses	25.3	25.0	7.9	6.8
Net Investment Income	$318.9	$245.5	$101.9	$92.1
Net Investment Income was $318.9 million and $245.5 million for the nine months ended September 30, 2021 and 2020, respectively. Net Investment Income increased by $73.4 million in 2021 due primarily to higher valuations of Equity Method Limited Liability Investments and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities, partially offset by lower yields from the Fixed Maturities portfolio reflecting lower reinvestment yields. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Net Investment Income was $101.9 million and $92.1 million for the three months ended September 30, 2021 and 2020, respectively. Net Investment Income increased by $9.8 million in 2021 due primarily to higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities and higher valuation of Equity Method Limited Liability Investments, partially offset by lower yields from the Fixed Maturities portfolio reflecting lower reinvestment yields. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Investment Results (continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$92.4	$(1.0)	$(0.6)	$45.2
Gains on Sales	45.0	42.0	10.7	12.0
Losses on Sales	(1.9)	(3.8)	(0.6)	(2.0)
Impairment Losses	(7.8)	(20.0)	(0.6)	(1.0)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	127.7	17.2	8.9	54.2
Recognized in Other Comprehensive Income (Loss)	(255.9)	266.9	(79.3)	64.4
Total Comprehensive Investment Gains (Losses)	$(128.2)	$284.1	$(70.4)	$118.6
Total Comprehensive Investment Gains (Losses) decreased by $412.3 million primarily due to decline in fixed maturities unrealized capital gains, partially offset by higher income from increased valuations of equity and convertible securities. Fixed maturities valuations decreased primarily due to wider credit spreads.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Preferred Stocks	$1.8	$(3.1)	$0.1	$2.3
Common Stocks	3.2	(1.5)	(1.1)	—
Other Equity Interests:
Exchange Traded Funds	50.1	6.1	(7.1)	35.5
Limited Liability Companies and Limited Partnerships	35.5	(1.9)	7.9	6.2
Total Other Equity Interests	85.6	4.2	0.8	41.7
Income (Loss) from Change in Fair Value of Equity Securities	90.6	(0.4)	(0.2)	44.0
Income (Loss) from Change in Fair Value of Convertible Securities	1.8	(0.6)	(0.4)	1.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$92.4	$(1.0)	$(0.6)	$45.2

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Fixed Maturities:
Gains on Sales	$42.7	$38.7	$10.3	$11.9
Losses on Sales	(1.7)	(3.5)	(0.4)	(1.9)
Equity Securities:
Gains on Sales	1.8	1.5	0.1	0.1
Losses on Sales	(0.2)	(0.2)	(0.2)	—
Equity Method Limited Liability Investments:
Gains on Sales	0.4	—	0.4	—
Losses on Sales	—	(0.1)	—	(0.1)
Real Estate:
Gains on Sales	0.1	1.8	(0.1)	—
Net Realized Gains on Sales of Investments	$43.1	$38.2	$10.1	$10.0

Gross Gains on Sales	$45.0	$42.0	$10.7	$12.0
Gross Losses on Sales	(1.9)	(3.8)	(0.6)	(2.0)
Net Realized Gains on Sales of Investments	$43.1	$38.2	$10.1	$10.0
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2021		Sep 30, 2020		Sep 30, 2021		Sep 30, 2020
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(3.3)	15	$(18.0)	23	$0.5	—	$(1.0)	3
Equity Securities	(4.1)	13	(2.0)	4	(0.7)	2	—	—
Real Estate	(0.4)	1	—	—	(0.4)	1	—	—
Impairment Losses	$(7.8)		$(20.0)		$(0.6)		$(1.0)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At September 30, 2021, 94.9% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are

Investment Quality and Concentrations (continued)
rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2021 and December 31, 2020:

(Dollars in Millions)		Sep 30, 2021		Dec 31, 2020
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$5,181.5	65.8%	$4,759.9	62.6%
2	BBB	2,294.9	29.1	2,355.6	31.0
3-4	BB, B	295.0	3.7	353.1	4.6
5-6	CCC or Lower	113.7	1.4	137.3	1.8
Total Investments in Fixed Maturities		$7,885.1	100.0%	$7,605.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $7.7 million and $23.7 million at September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2021 and December 31, 2020:

	Sep 30, 2021		Dec 31, 2020
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$502.6	4.8%	$585.3	5.6%
States and Political Subdivisions:
Revenue Bonds	1,511.4	14.5	1,153.3	11.1
States	261.9	2.5	333.5	3.2
Political Subdivisions	144.0	1.4	102.6	1.0
Foreign Governments	5.7	0.1	5.2	—
Total Investments in Governmental Fixed Maturities	$2,425.6	23.3%	$2,179.9	20.9%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2021 and December 31, 2020.

	Sep 30, 2021		Dec 31, 2020
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,955.8	18.8%	$1,916.3	18.4%
Manufacturing	1,613.8	15.5	1,633.5	15.7
Transportation, Communication and Utilities	827.8	7.9	825.5	7.9
Services	622.1	6.0	581.3	5.6
Mining	269.8	2.6	285.7	2.7
Retail Trade	157.4	1.5	172.6	1.7
Construction	10.4	0.1	—	—
Wholesale Trade	—	—	0.5	—
Other	2.4	—	10.5	0.1
Total Investments in Non-governmental Fixed Maturities	$5,459.5	52.4%	$5,425.9	52.1%

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2021.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	599	$1,283.7
$5 -$10	189	1,329.0
$10 - $20	134	1,798.2
$20 - $30	29	698.5
Greater Than $30	10	350.1
Total	961	$5,459.5
The Company’s short-term investments primarily consist of money market funds, U.S. treasury bills, overnight interest-bearing accounts and certificate of deposits. At September 30, 2021, the Company had $243.9 million invested in money market funds which primarily invest in U.S. Treasury securities, $12.4 million invested in U.S. treasury bills and short-term bonds, $3.2 million invested in an overnight interest bearing account with one of the Company’s custodial banks and $0.2 million invested in certificate of deposits.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2021:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$149.7	1.4%
California	106.7	1.0
New York	95.2	0.9
Georgia	92.4	0.9
Colorado	81.9	0.8
Louisiana	75.5	0.7
Florida	72.4	0.7
Pennsylvania	71.1	0.7
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	215.0	2.1
iShares® Core MSCI Total International Stock ETF	86.1	0.8
Total	$1,046.0	10.0%

Investment Quality and Concentrations (continued)
Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2021 and December 31, 2020 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2021	Dec 31, 2020
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$48.3	$111.3	$102.5
Senior Debt	26.8	28.5	28.6
Distressed Debt	—	22.3	14.5
Secondary Transactions	8.5	14.0	11.2
Leveraged Buyout	0.1	7.9	3.5
Growth Equity	—	0.7	0.7
Real Estate	—	30.0	29.9
Hedge Funds	—	25.6	—
Other	—	14.8	13.1
Total Equity Method Limited Liability Investments	83.7	255.1	204.0

Alternative Energy Partnership Investments	—	54.2	21.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	58.3	133.2	118.3
Senior Debt	18.5	29.2	33.9
Distressed Debt	19.9	42.2	31.8
Secondary Transactions	6.8	4.0	4.2
Hedge Funds	—	82.1	71.6
Leveraged Buyout	6.8	35.6	30.7
Other	0.7	2.6	1.5
Total Reported as Other Equity Interests at Fair Value	111.0	328.9	292.0
Reported as Equity Securities at Modified Cost:
Other	0.2	8.3	15.7
Total Reported as Equity Securities at Modified Cost	0.2	8.3	15.7
Total Investments in Limited Liability Companies and Limited Partnerships	$194.9	$646.5	$533.0
The Company expects that it will be required to fund its commitments over the next several years.

Expenses
Expenses for the nine and three months ended September 30, 2021 and 2020 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Insurance Expenses:
Commissions	$625.3	$562.5	$210.0	$195.5
General Expenses	252.0	224.3	85.1	74.6
Taxes, Licenses and Fees	79.1	71.2	26.5	23.3
Total Costs Incurred	956.4	858.0	321.6	293.4
Net Policy Acquisition Costs Amortized (Deferred)	(87.3)	(40.5)	(23.8)	(17.4)
Amortization of Value of Business Acquired (“VOBA”)	39.9	3.7	13.5	0.9
Insurance Expenses	909.0	821.2	311.3	276.9
Interest and Other Expenses:
Interest Expense	33.0	24.7	10.7	8.3
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	34.7	43.3	8.0	14.4
Other	111.5	74.7	44.0	24.5
Other Expenses	146.2	118.0	52.0	38.9
Interest and Other Expenses	179.2	142.7	62.7	47.2
Total Expenses	$1,088.2	$963.9	$374.0	$324.1
Insurance Expenses
Insurance Expenses were $909.0 million for the nine months ended September 30, 2021, compared to $821.2 million for the same period in 2020. Insurance Expenses increased by $87.8 million in 2021 due primarily to growth in business and increased amortization of VOBA with the acquisition of AAC.
Insurance Expenses were $311.3 million for the three months ended September 30, 2021, compared to $276.9 million for the same period in 2020. Insurance Expenses increased by $34.4 million in 2021 due primarily to growth in business and increased amortization of VOBA with the acquisition of AAC.
Interest and Other Expenses
Interest and Other Expenses was $179.2 million for the nine months ended September 30, 2021, compared to $142.7 million for the same period in 2020. Interest expense increased by $8.3 million in 2021 due primarily to the addition of the 2030 Senior Notes in September 2020. Other expenses increased by $28.2 million in 2021.
Interest and Other Expenses was $62.7 million for the three months ended September 30, 2021, compared to $47.2 million for the same period in 2020. Interest expense increased by $2.4 million in 2021 due primarily to the addition of the 2030 Senior Notes in September 2020. Other expenses increased by $13.1 million in 2021.
Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2021 and September 30, 2020. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and (5) a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $16.4 million for the nine months ended September 30, 2021, compared to $14.3 million for the same period in 2020. Tax-exempt investment income and dividends received deductions collectively were $5.0 million for the three months ended September 30, 2021, compared to $4.7 million for the same period in 2020.

Income Taxes (continued)
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $18.2 million for the nine months ended September 30, 2021, compared to $9.1 million for the same period in 2020. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $7.2 million for the three months ended September 30, 2021, compared to $3.3 million for the same period in 2020.
The Company realized net investment tax credits of $58.0 million and $25.7 million for the nine months ended and three months ended September 30, 2021, respectively. No investment tax credits were realized for the same periods in 2020.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.6 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the nine months ended September 30, 2021, compared to $10.6 million lower for the same period in 2020. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.2 million higher than the amount that would be deductible under the IRC for the three months ended September 30, 2021, compared to $3.5 million lower for the same period in 2020.
The amount of nondeductible executive compensation was $10.5 million for the nine months ended September 30, 2021, compared to $9.8 million for the same period in 2020. The amount of nondeductible executive compensation was $3.5 million for the three months ended September 30, 2021, compared to $2.7 million for the same period in 2020.
Recently Issued Accounting Pronouncements
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2021. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2021 that had a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for additional discussion of recently adopted accounting pronouncements.
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
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at September 30, 2021 and December 31, 2020 was:

(Dollars in Millions)	Sep 30, 2021	Dec 31, 2020
Term Loan due July 5, 2023	$—	$49.9
5.000% Senior Notes due September 19, 2022	277.1	278.3
4.350% Senior Notes due February 15, 2025	448.9	448.8
2.400% Senior Notes due September 30, 2030	396.1	395.8
Total Long-term Debt Outstanding	$1,122.1	$1,172.8
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
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”) outstanding as of September 30, 2021. Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices.
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
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity and Alliance are members of the FHLB of Chicago, Dallas and San Francisco, respectively. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United, Trinity and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost.  The carrying value of FHLB of Chicago common stock was $11.8 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of FHLB of San Francisco common stock was $1.7 million at September 30, 2021 and December 31, 2020, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first nine months of 2021, United Insurance received advances of $296.9 million from the FHLB of Chicago and made repayments of $326.0 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $378.9 million at September 30, 2021. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $547.8 million at September 30, 2021. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company repurchased approximately $110.4 million and $161.7 million in 2020 and 2021, respectively, so that, as of September 30, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.

Liquidity and Capital Resources (continued)
During the nine months ended September 30, 2021 and 2020, Kemper repurchased and retired approximately 2,085,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and $110.4 million and an average cost per share of $77.58 and $68.29, respectively.
During the three months ended September 30, 2021 Kemper repurchased and retired approximately 40,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $3.0 million and an average cost per share of $74.79. Kemper did not repurchase any shares for the three months ended September 30, 2020.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the third quarter of 2021. Cash dividends paid were $60.8 million for the nine months ended September 30, 2021.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $319.0 million in dividends to Kemper during the first nine months of 2021. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $101.3 million in additional dividends to Kemper during the remainder of 2021 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $330.6 million at September 30, 2021, compared to $733.2 million at December 31, 2020.
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
Net Cash Provided by Operating Activities was $307.6 million for the nine months ended September 30, 2021, compared to $251.3 million for the same period in 2020.
Net Cash Used by Financing Activities was $294.9 million for the nine months ended September 30, 2021, compared to net cash provided of $433.4 million for the same period in 2020. Repayments of long-term debt used $50.0 million of cash for the nine months ended September 30, 2021. Policyholder Obligations used $30.0 million of cash for the nine months ended September 30, 2021, compared to net cash provided of $199.4 million for the same period of 2020. Cash of $161.7 million for the nine months ended September 30, 2021 was used to repurchase common stock, compared to $110.4 million used for the same period of 2020.

Liquidity and Capital Resources (continued)
Kemper used $60.8 million of cash to pay dividends for the nine months ended September 30, 2021, compared to $59.3 million of cash used to pay dividends in the same period of 2020. The quarterly dividend rate was $0.31 per common share for the third quarter of 2021, compared to $0.30 per common share in the same period of 2020.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used in Investing Activities was $99.0 million for the nine months ended September 30, 2021, compared to $469.3 million for the same period in 2020. Short-term investing activities provided $715.1 million of cash for the nine months ended September 30, 2021, compared to cash used of $147.9 million for the same period in 2020. Fixed Maturities investing activities used cash of $306.6 million for the nine months ended September 30, 2021, compared to $302.7 million for the same period in 2020. Investing activities associated with Equity Securities used cash of $18.7 million for the nine months ended September 30, 2021, compared to net cash provided of $120.7 million for the same period in 2020. The Company used $100.0 million of cash to purchase company-owned life insurance during each of the nine months ended September 30, 2021 and 2020. Net cash used for the acquisition and development of software and long-lived assets was $43.9 million for the nine months ended September 30, 2021, compared to $46.2 million for the same period in 2020.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of January 1, 2021,the Company had $333.3 million of remaining shares authorized under the repurchase program. During the three months ended September 30, 2021, Kemper repurchased and retired approximately 40,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $3.0 million and average cost per share of $74.79. As of September 30, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program.
Shares purchased during the three months ended September 30, 2021 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
July 2021	40,123	$74.79	40,123	$171.6
August 2021	—	$—	—	$171.6
September 2021	—	$—	—	$171.6

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Kemper Corporation Amended and Restated Bylaws, effective August 4, 2021	8-K	001-18298	3.1	August 5, 2021
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	October 28, 2021	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2021	/s/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2021	/s/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)