Form 10-K
period 2021-12-31
KEMPER Corp
filed 2022-02-10
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.7 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 63,688,550 shares of common stock outstanding as of February 8, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2021 Annual Report on Form 10-K (the “2021 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2021 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2021 Annual Report, the reader should consider the following list of factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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
•Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the frequency and severity of insurance claims, changes in claims handling procedures and closure patterns, development patterns and the impacts of COVID-19 and associated governmental responses;

•The impact of inflation on insurance claims, including, but not limited to, the effects on personal injury claims of increasing medical costs and the effects on property claims attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;
•The rising costs of insurance claims from increased and more targeted litigation, higher jury awards, broader definitions of liability, and other effects of societal trends referred to as social inflation;
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
Factors related to the business environment in which Kemper and its subsidiaries operate
•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global catastrophes such as the COVID-19 outbreak and subsequent global pandemic, and fluctuating values of particular investments held by the Company;
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
•The impact of required participation in state windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies, including the impact of COVID-19;

•Changes in distribution channels, methods or costs resulting from changes in laws or regulations, legal proceedings or market forces;
•Increasing competition and higher costs for executive talent and employees with necessary skills and industry experience;
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
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate, including impacts related to COVID-19. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2021 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

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
The Kemper family of companies is one of the nation’s leading specialized insurers. With nearly $14.9 billion in assets, Kemper is improving the world of insurance by providing affordable and easy-to-use personalized solutions to individuals, families and businesses through its Auto, Personal Insurance, Life and Health brands. Kemper serves over 6.5 million policies, is represented by more than 35,400 agents and brokers, and has approximately 10,300 associates dedicated to meeting the ever-changing needs of its customers.
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 10,300 associates supporting their operations, of which approximately 5,775 are employed in the Specialty Property & Casualty Insurance Segment, approximately 125 are employed in the Preferred Property & Casualty Insurance segment, approximately 3,250 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.
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

Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 34 states under the Kemper Auto brand. As shown in the following table, three states provided 90% of the segment’s premium revenues in 2021.

State	Percentage of Total Premiums
California	57%
Florida	18%
Texas	15%
The Specialty Property & Casualty Insurance segment provides personal and commercial automobile insurance to consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. The segment also meets the insurance needs of other specialty markets such as urban and Hispanic consumers. The segment’s insurance products accounted for 75%, 71% and 69% of the Company’s consolidated insurance premiums in 2021, 2020 and 2019, respectively. The segment’s insurance products are marketed through approximately 24,175 independent agents and brokers.
Preferred Property & Casualty Insurance
The Preferred Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 45 states and the District of Columbia. As shown in the following table, five states provided 64% of the segment’s premium revenues in 2021.

State	Percentage of Total Premiums
California	20%
New York	20%
Texas	10%
North Carolina	8%
Connecticut	6%
The Preferred Property & Casualty Insurance segment primarily sells preferred automobile insurance, homeowners insurance and other personal insurance. The segment’s insurance products accounted for 12%, 15% and 17% of the Company’s consolidated insurance premiums in 2021, 2020 and 2019, respectively. The segment’s insurance products are marketed by approximately 5,600 independent insurance agents and brokers to individuals who have demonstrated favorable risk characteristics and loss history.
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2021 and 2020 were:

DOLLARS IN MILLIONS	2021	2020
Business Segments:
Specialty Property & Casualty Insurance	$2,319.7	$1,544.8
Preferred Property & Casualty Insurance	433.2	411.6
Life & Health Insurance	3.6	4.6
Total Business Segments	2,756.5	1,961.0
Unallocated Reserves	16.2	21.5
Total Property & Casualty Insurance Reserves	$2,772.7	$1,982.5

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
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2017-2020 accident years as of December 31, 2021, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2021. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2021 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition” for a discussion of catastrophe risk. See Note 21, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.

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
The 2022 catastrophe reinsurance program covering the property and casualty insurance companies is provided by (i) three multi-year excess of loss reinsurance contracts, (ii) two annual excess of loss reinsurance contracts (the “2022 Annual Excess of Loss Contracts”) and (iii) an annual aggregate excess property catastrophe reinsurance contract (the “2022 Aggregate Property Catastrophe Reinsurance Contract”).
Multi-year Excess of Loss Reinsurance Contracts
The first multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2020 through December 31, 2022 (the “2020 Reinsurance Contract”). The 2020 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million. Under the 2020 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2020 Reinsurance Contract provides coverage for 31.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2022.
The second multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2021 through December 31, 2023 (the “2021 Reinsurance Contract”). The 2021 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2020 Reinsurance Contract. Under the 2021 Reinsurance Contract, the percentage of coverage is 27.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. An additional 4% of the 2021 coverage was placed through a separate contract on an annual basis. Accordingly, the 2021 Reinsurance Contract provides coverage for 27.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2022.

The third multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2022 through December 31, 2024 (the “2022 Reinsurance Contract”). The 2022 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2020 Reinsurance Contract and 2021 Reinsurance Contract. Under the 2022 Reinsurance Contract, the percentage of coverage is 35.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2022 Reinsurance Contract provides coverage for 35.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2022.

Annual Excess of Loss Reinsurance Contract
The 2022 Annual Excess of Loss Contracts provide coverage for the annual period of January 1, 2022 through December 31, 2022. The 2022 Annual Excess of Loss Contracts provide coverage in two layers for losses on individual catastrophes of $100 million in excess of $250 million.

Summary of Excess of Loss Reinsurance Contracts
Coverage on individual catastrophes provided under the three multi-year excess of loss reinsurance contracts for 2022 (January 1, 2022 to December 31, 2022) and the 2022 Annual Excess of Loss Contracts is provided in various layers as summarized below.

	Catastrophe Losses and LAE		Combined Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	95.0
3rd Layer of Coverage	250.0	325.0	95.0
4th Layer of Coverage	325.0	350.0	95.0
The estimated annual premium in 2022 for the three multi-year excess of loss reinsurance contracts and the 2022 Annual Excess of Loss Contracts presented in the preceding table is $16.7 million. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit. The reinstatement premium for the second, third, and fourth layers of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
Aggregate Property Catastrophe Reinsurance Contract
The 2022 Aggregate Property Catastrophe Reinsurance Contract is effective for the period of January 1, 2022 through December 31, 2022 and provides coverage for accumulated catastrophe losses of $50.0 million in excess of $65.0 million on property losses arising out of one or more of the following perils from storms or storm systems that are not named storms: (1) windstorm; (2) hail; (3) tornado and (4) fire; including ensuing collapse and water damage.
Coverage provided under the 2022 Aggregate Property Catastrophe Reinsurance Contract (January 1, 2022 to December 31, 2022) is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$65.0
Coverage	65.0	115.0
The estimated annual premium for the 2022 Aggregate Property Catastrophe Reinsurance Contract is $13.0 million. To maintain the same level and percentage of coverage in subsequent years as provided by the catastrophe reinsurance program in 2022, the Company’s property and casualty insurance companies will need to purchase additional reinsurance in the future for the portion of coverage expiring at the end of 2022, 2023 and 2024.
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
For further discussion of the reinsurance programs, see Note 21, “Catastrophe Reinsurance,” and Note 22, “Other Reinsurance,” to the Consolidated Financial Statements.
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
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2020, there were 1,109 property and casualty insurance groups in the United States. Kemper’s property and casualty group, adjusted for the inclusion of American Access Casualty Company’s (“AAC”) unaudited pro forma results for the entire year was among the top 6% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and net admitted assets in 2020. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 11th largest writer as measured by net written premiums in 2020.
Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	50	95%
Net Written Premiums	27	98
Capital and Surplus	62	94
In 2020, the U.S. property and casualty insurance industry’s estimated net premiums written were $659 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2020 premium volume.
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

Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services. Earned premiums from life insurance accounted for 8%, 8% and 9% of the Company’s consolidated insurance premiums earned in 2021, 2020 and 2019, respectively.
As shown in the following table, five states provided 51% of the premium revenues in this segment in 2021.

State	Percentage of Total Premiums
Texas	22%
Louisiana	11
Alabama	7
Mississippi	6
Georgia	5

Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 70% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,250 career agents to distribute insurance products in 26 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average approximately $25 per policy per month with an average face value of $6,160. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 49 states and the District of Columbia. The Company specializes in the sale of supplemental accident & health insurance products such as: Medicare Supplement, fixed hospital indemnity, home health care, specified disease, and accident-only plans.
Reserve National distributes products through two channels - Kemper Traditional and Kemper Benefits. The Traditional channel has historically served individuals in rural areas who often do not have access to a broad array of accident and health insurance products, though has more recently broadened to include suburban and urban areas. Insurance products can be tailored to meet individual and family needs and are distributed through approximately 600 independent agents. Kemper Benefits sells voluntary worksite products in the employer market place through Employee Benefit brokers and enrollers. In total, Reserve National currently has approximately 3,400 independent agents appointed.

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
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 3%, 4%, and 6% in 2021, 2020 and 2019 respectively.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2020, there were 407 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 24% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	90	78%
Net Written Premiums	91	78
Capital and Surplus	97	76
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
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short- and medium-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 8, “Investments,” Note 9, “Income from Investments,” and Note 10, “Fair Value Measurements,” to the Consolidated Financial Statements.
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
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws and regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards developed by the NAIC. These RBC standards are intended to enable regulators to assess the level of risk inherent in an insurance company’s business based on asset risk, credit risk, underwriting risk and other business risks relevant to its operations. A company’s requirements are calculated based on an RBC formula and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2021, the total amount of capital held by each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements.

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
Human Capital Management

Company Culture

Kemper proudly serves growing niche and underserved markets through appropriate and affordable insurance and financial solutions. Kemper’s strategic intent is focused on empowering each employee on our team to Act Like an Owner. This concept describes one of the most important parts of executing on our purpose—our employees—and infuses our ownership culture in everything we do.

Our culture enables everyone, at every level, to take authority and accountability for their respective roles and responsibilities and strive towards high performance. We promote this through a dynamic, diverse and innovative team members who Act Like an Owner and are continually driven by intellectual curiosity, analytic superiority, and being world class operators.

Diversity, Equity and Inclusion

Diversity, equity and inclusion (“DE&I”) are fundamental to the Company’s success. Kemper is committed to driving our DE&I efforts within our workforce, workplace, and marketplace, as outlined below:

•Workforce: attract, develop and retain high-quality, diverse talent
•Workplace: create an inclusive organizational culture
•Marketplace: serve diverse customers and communities

Compliance and Ethics

A culture that includes compliance and ethical behaviors is key to protecting the Company from actions that could negatively impact our reputation and business results. These values are also critical to the sound operation of our business and contribute to a positive work experience for our employees. Kemper provides a variety of tools and resources to ensure that these values ultimately result in an environment that’s welcoming for every member of the Kemper community.

Kemper maintains an open communication environment to all employees that features multiple channels for reporting instances of fraud, theft, violence, and misconduct. Our compliance reporting protocol enhances our efforts to foster a culture of integrity and ethical behavior while facilitating corrective actions necessary to address identified problems. In addition, Kemper has an “open door” policy that encourages employees to reach out to their direct manager, another manager, or Human Resources with any compliance or ethical misconduct questions or concerns.

Employee Development

Kemper’s long-term success is inextricably linked to our employee’s development and engagement. Kemper promotes development at all stages of careers, from early career programs including internships and rotational development programs to leadership development. Kemper promotes individual growth and development through various programs and outlets, including the Own Your Career initiative. This program aims to provide employees with the resources and tools necessary to continue to build momentum toward career success and development. Kemper’s commitment to Own Your Career is closely tied to our Act

Like An Owner culture, and offers individuals the opportunity for skill building, developing talents, and opportunities to connect with peers and managers who will support employees on their path forward.

Engagement with Company Culture

Employee engagement is a critical element in driving the Company’s culture and success. Kemper encourages elevated engagement through various initiatives and programs, and reinforces behaviors through recognition to employees who consistently go above and beyond in their contributions to the Company’s success.

We measure engagement through an employee survey which offers all team members the opportunity to provide feedback on key drivers of overall work satisfaction, including career growth and development, company leadership, pay and benefits, recognition, resources, culture, DE&I, and ethics. The feedback is evaluated by our business and Human Resources leadership teams to understand employees’ emotional commitment to the most critical areas of employee engagement, further define and improve our culture, and address areas of opportunity to enhance the work experience.

Total Rewards

Total rewards represent investments Kemper makes to recognize and reward employees for their contributions. Kemper provides market competitive total rewards that enable us to attract and retain the talent we need to grow our company, and achieve our results. Our total rewards are a vital part of the employee experience at Kemper and are designed to add value to our business and promote the health and well-being of all employees.

Kemper is focused on investing in the physical, emotional and financial well-being of our people by providing a wide range of benefits. These benefits include, but are not limited to:

•Health insurance including medical, dental, vision and prescription drug coverage
•Life and disability insurance
•Tax-advantaged Flexible Spending Accounts for health care and dependent care
•Health Savings Accounts for the High-Deductible Health Plan, including a company match
•401(k) retirement savings program, including a company match and 100% vesting upon hire
•Employee Stock Purchase Program (ESPP)
•Employee Assistance & Work/Life Program (EAP)
•Tuition reimbursement
•Adoption assistance
•Employee discount programs
•Voluntary benefit programs
•Leave and time off programs
•Flexible work arrangements based on function and role
•Wellness resources, including diabetes, hypertension and pregnancy support
•Commuter benefits

Community

We are committed to strengthening the communities where our employees and customers live and work. That's more than part of our business strategy – it's at the heart of our philanthropic values.

Our focused efforts are making a significant and sustainable impact to improve the quality of lives and livelihoods in three areas:
•Education: We seek to inspire and empower people of all ages to achieve their full potential and help develop the next generation of leaders.
•Health: We seek to encourage accelerated research, address patient and caregiver needs, and advance medical and disease education among leading organizations.
•Community Development: We seek to improve access to food and housing, and advance civil rights and advocacy for underserved Americans.

COVID-19 Response

Kemper’s top priority in responding to the COVID-19 pandemic has been to ensure the health, safety, and well-being of our employees, agents, and customers. In March 2020, the Company shifted to a remote working environment for most employees.

In the fourth quarter of 2021, the Company began returning employees to offices, guided by the top priorities of ensuring the health, safety, and well-being of our employees, agents and customers. The Company continues to adhere to local, state and federal safety guidelines in our return-to-office and field protocol.

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known or considered material by the Company. Readers are advised to consider all of these factors along with the other information included in this 2021 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Risks Relating to Estimating Property and Casualty Insurance Losses and Loss Adjustment Expenses and Catastrophes
Estimating losses and LAE for determining property and casualty insurance reserves is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s insurance reserves are insufficient.
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
These estimates can be inaccurate or may change over time due to many variables, including changes driven by the evolving legal and regulatory landscape and economic conditions in which the Company operates and the rising costs of insurance claims from increased litigation, higher jury awards, broader definitions of liability and other effects of societal trends referred to as social inflation. In recent periods, these estimates have been impacted by the effect the COVID-19 pandemic and the related governmental responses have had on certain of these variables. See the risk factor below titled “The impact of COVID-19 and related economic conditions could materially affect Kemper’s results of operations, financial position and/or liquidity.”
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimates. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in these estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 62 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
If the Company is unable to charge competitive yet profitable rates to its customers, the Company’s business, results of operations and financial condition could be materially and adversely affected.
The Company considers trends in the severity and frequency of claims and other factors when determining the premium rates to charge for its property and casualty insurance products. An unanticipated change in any one or more of these factors or trends, as well as a change in competitive conditions, may result in inadequate premium rates charged for insurance policies issued by Kemper’s property and casualty insurance subsidiaries in the future. Typically there is a time lag between when changes in frequency and severity are identified and when rate changes are approved, implemented and earned in. Material changes in frequency and severity and the time lag between when rates are approved, implemented and earned into the Company’s results of operations may have a material adverse impact on the Company’s operations. Because of restrictions placed on the Company’s ability to increase premium rates in certain states, including California, a pricing inadequacy may continue for a prolonged period. These pricing inadequacies have and could continue to have a material impact on the Company’s operating results. If the Company overestimates the severity or frequency of claims and other factors in determining the rates to charge for insurance products, the rates for the Company’s products could be noncompetitive and result in loss of revenue and market share.

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
The property and casualty insurance subsidiaries use catastrophe modeling tools developed by third parties to project their potential exposure to property damage resulting from certain types of catastrophic events under various scenarios. These models are based on various assumptions and judgments which may turn out to be wrong. The actual impact of one or more catastrophic events could adversely and materially differ from these projections.
Kemper’s life and health insurance subsidiaries are particularly exposed to risks of catastrophic mortality, such as pandemics or other events that result in large numbers of deaths. For example, the ongoing COVID-19 pandemic has resulted in increased mortality that has had an adverse impact on our life and health business. See the risk factor below titled “The impact of COVID-19 and related economic conditions could materially affect Kemper’s results of operations, financial position and/or liquidity.” In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on the Company’s workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate.
Changes in the availability and cost of catastrophe reinsurance and in the ability of reinsurers to meet their obligations could result in Kemper’s insurance subsidiaries retaining more risk and could adversely and materially affect the Company’s results of operations, financial condition and/or liquidity.
Kemper’s property and casualty insurance subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance. Catastrophe reinsurance does not relieve these subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for each subsidiary is limited to the amount of risk it retains. While Kemper’s subsidiaries’ principal reinsurers are each rated “A-” or better by A.M. Best at the time reinsurance is purchased, the Company cannot be certain that reinsurers will pay the amounts due from them either now, in the future, or on a timely basis. A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance agreement could materially and adversely affect the Company’s financial position, results of operations and liquidity.
In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection that Kemper’s property and casualty insurance subsidiaries may purchase. A decrease in the amount of reinsurance coverage that these subsidiaries purchase generally should increase their risk of a more severe loss. If the amount of available reinsurance is reduced, the cost to obtain reinsurance may increase or Kemper’s subsidiaries may be unable to obtain sufficient reinsurance on acceptable terms, which could adversely affect their ability to write future insurance policies or result in their retaining more risk with respect to those policies.
The extent to which Kemper’s insurance subsidiaries can manage their catastrophe exposure through underwriting strategies may be limited by law or regulatory action and could adversely and materially affect the Company’s results of operations, financial condition and/or liquidity.
Kemper’s property and casualty insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing appropriate guidelines for insurable structures, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which Kemper’s subsidiaries can manage their exposure through these strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may non-renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally, participation in these pools and associations is based on an insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s property and casualty insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. In addition, laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s property and casualty insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market.
Risks Relating to Competition
A downgrade in the ratings of Kemper or its insurance subsidiaries below A- could materially and adversely affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. Ratings agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings following developments that they deem negative. This can include factors directly related to the Company, such as an increase in the catastrophic risk retained by Kemper’s insurance subsidiaries, or developments in industry or general economic conditions. A downgrade by A.M. Best in the ratings of Kemper’s insurance subsidiaries below A-, particularly those operating in the preferred and standard market or offering homeowners insurance, could result in a substantial loss of business if independent agents and brokers or policyholders move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could materially and adversely affect the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to cost-effectively access the capital markets or may increase the cost to refinance existing debt.
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
•Ability to attract and retain experienced industry talent;
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
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations affect a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims handling practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates and consumer privacy and data security. Kemper subsidiaries must also file annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict or delay actions to implement premium rate changes for insurance policies, or to introduce new, or make changes to existing, policy forms and many other actions. These delays can adversely impact Kemper’s business, especially where external factors, such as the COVID-19 pandemic, may result in a pricing imbalance for the Company’s insurance products.
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
These laws and regulations, and their application by regulators and courts, are subject to continuous interpretation and revision. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, new issues may emerge. These changes and emerging issues could adversely affect Kemper’s business in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims, accelerating the payment of claims or otherwise adding to operational costs or adversely affecting the Company’s competitive advantages. Practices in the industry or within the Company that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
One area where the legal and regulatory landscape experienced significant change is in connection with the mandated use of death verification databases by life insurance companies. A majority of states now have laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File (the “DMF”), in order to ascertain if an insured may be deceased. Kemper cannot predict whether additional states will enact similar legislation. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim and the insurer was otherwise unaware of the insured’s death. In a related development, many states expanded their unclaimed property laws, particularly as they relate to life insurance proceeds, and have examined life insurance companies with respect to the reporting and remittance of such proceeds under these laws. The push to alter practices previously considered lawful and appropriate relative to both claims handling and remittance of life insurance proceeds has led to the Company’s involvement in compliance audits, market conduct examinations and litigation. The Company has a comprehensive process in place to compare life insurance records against the DMF and other databases to determine if any of its insureds may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 24 “Contingencies,” to the Consolidated Financial Statements for further details.
In addition, there is increased legislative and regulatory focus on cybersecurity and on amendments to state holding company laws that expand the oversight and examination powers of insurance regulators beyond licensed insurance companies to include non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. See the discussion of these matters under “Regulation” in Item 1, beginning on page 12.
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
California and Florida represented 69% of the Company’s total personal automobile insurance gross written premiums in 2021. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects Kemper’s revenues and profitability. For example, in Florida, increased severity in personal injury protection coverage has resulted in significant adverse loss and LAE reserve development in 2021. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. Changes in any of these conditions could negatively impact the Company's results of operations.

Legal and regulatory proceedings are unpredictable and could produce one or more unexpected outcomes that could materially and adversely affect the Company’s financial results for any given period.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to industry business practices. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters often raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. Even where the possibility of an adverse outcome is remote under traditional legal analysis, juries sometimes substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could materially and adversely affect the Company’s financial results for any given period.
For information about the Company’s pending legal proceedings, see Note 24, “Contingencies,” to the Consolidated Financial Statements.
Changes in the availability of insurance coverage or in the ability of insurers to meet their obligations could result in the Company being exposed to significant losses.
Kemper maintains insurance coverage to limit its risk exposure to certain perils, including cybersecurity, errors and omissions, directors and officers liability insurance, and other financial indemnity coverages. The availability of these coverages could be significantly reduced in the future and there is no guarantee that if coverage is available it will be in an amount sufficient to cover the losses of one or more covered incidents or on terms that Kemper finds acceptable. An insurer’s insolvency or inability to make payments under the insurance coverage it provides to Kemper could also result in Kemper being exposed to significant losses.

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

System security breaches can result in data loss, business interruption, ransom demands, investigations and litigation. The Company has been and may continue to be exposed to damages, regulatory penalties and other liabilities, reputational risk and significant increases in compliance and litigation costs.
If Kemper is unable to send or accept electronic payments, our business and financial results could be adversely affected.
The Company relies increasingly on electronic payments from policyholders, including, but not limited to, payment by credit and debit cards. Kemper’s ability to use electronic payments depends on its ability to comply with applicable laws and regulations and with the rules of the various payment networks. Failure to maintain compliance with laws and industry rules and regulations governing such transactions could result in additional costs and damages. For example, in the event of non-compliance with the Payment Card Industry Data Security Standard, an information security framework for organizations that handle cardholder information for the major debit, credit, prepaid, and other payment card methods, Kemper’s insurance subsidiaries could be prohibited from collecting premium payments from customers by way of such methods and be subject to significant fines.
Failure to maintain the availability of critical systems could result in business interruption, lost business, reputational harm, penalties and other costs.
The Company’s business operations rely on the continuous availability of its own computer systems, systems and software hosted by vendors, and computer systems used by third party administrators and contractors working on behalf of the Company. From time to time these systems have been, and may again be, adversely affected or disrupted by cyber attacks or other data breaches, natural and man-made catastrophes or other significant events. The failure of the Company, or its third party administrators or other business partners, to maintain business continuity in the wake of such events may prevent the timely performance of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, payment processing, treasury and investment operations and payroll and other employer-related functions. These failures could result in significant loss of business, increased costs, fines and other adverse consequences.
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
The Company invests a portion of its investment portfolio in equity securities, which generally have more volatile returns than fixed income securities and may experience sustained periods of depressed values. There are multiple factors that could negatively impact the performance of the Company’s equity portfolio, including general economic conditions, industry or sector deterioration and issuer-specific concerns. A decline in equity values will result in losses being recognized by the Company in the period such change in fair value occurs, which may be significant. In addition, a decline in equity values may result in a decrease in dividend income.
Interest rates and equity returns also have a significant impact on the Company’s pension and other post-retirement employee benefit plans. In addition to the impact on carrying values and yields of the underlying assets of the funded plans, interest rates also impact the discounting of the projected and accumulated benefit obligations of the plans. A decrease in interest rates may have a negative impact on the funded status of the plans.
The nature and cash flow needs of the Company present certain liquidity risks that may impact the return of the investment portfolio. If the Company were to experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments to claimants, which could result in realized losses. Additionally, increases in illiquidity in the financial markets may increase uncertainty in the valuations of the Company’s investments. This increases the risk that the fair values reported in the Company’s consolidated financial statements may differ from the actual price that may be obtained in an orderly sales transaction.
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
The Company routinely evaluates opportunities for transactions such as mergers, acquisitions and/or divestitures that would enhance its business and align with the Company’s strategic plans. Kemper’s ability to achieve the anticipated financial benefits from transactions may not be realized due to any number of factors, including, but not limited to, integration difficulties or failures, the loss of key agents/brokers, customers or employees, unexpected or underestimated liabilities, increased costs, fees, expenses and charges related to transactions, or may be delayed by factors outside of the Company’s control. Furthermore, these adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. These and other factors could have a negative impact on Kemper’s financial condition, profitability and results from operations.

Risks Relating to COVID-19
The impact of the COVID-19 pandemic and related economic conditions have had and could continue to have a material effect on Kemper’s results of operations, financial position and/or liquidity.
Beginning in March 2020, the global pandemic related to the novel coronavirus that causes COVID-19 began to adversely impact the global economy and resulted in an enormous global economic downturn, including in the United States where the Company conducts its operations. While overall economic activity rebounded significantly in 2021, the effects of the COVID-19 pandemic continued throughout 2021.

As the result of the COVID-19 pandemic and the related economic consequences, including governmental responses to the pandemic and the effects of the dramatic surge in economic activity as pandemic lockdowns ended, the Company experienced in 2021 a significant increase in loss frequency and severity in its Property and Casualty line of business. In addition, increased mortality resulting from the pandemic adversely impacted the Life and Health line of business. As the impact of the pandemic continues to be felt, the Company could be subject to the following risks, any of which could individually or collectively have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•Decrease in overall premium volumes due to economic disruption and rising unemployment rates
•Adverse impact on economic conditions, including increased rate of inflation, negative impact on employment levels, supply chain disruptions and changing consumer patterns that could impact Kemper’s businesses
•Adverse impact on investment portfolio as a result of ratings downgrades, increased bankruptcies and credit spread widening in distressed industries
•Increase in estimated credit losses on fixed maturity investments held at fair value as well as other investments and receivables from policyholders
•Higher incurred losses and LAE in Life and Health lines of business related to an increase in frequency and/or severity of claims
•Regulatory actions imposing new requirements that could result in increased costs, reduced revenues, expansion of coverage and other effects, and additional restrictions that could affect the Company’s pricing, risk selection and particular rights and obligations under its insurance policies and with regard to its insureds, including the ability to cancel policies and collect premiums
•Increased cybersecurity risks due to remote working arrangements and resulting changes in certain operational controls

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
•Increases in inflation
•Reduced availability of credit
•Economic downturns
•Increased unemployment and reduced consumer spending

Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio.

Item 1B.    Unresolved Staff Comments.
The Company has no unresolved staff comments issued more than 180 days before December 31, 2021, the date of this Annual Report on Form 10-K.
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy twelve buildings located in seven states consisting of approximately 403,000 square feet in the aggregate. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries. Included in Kemper’s owned and occupied properties is a corporate data processing facility with aggregate square footage of approximately 110,000 square feet.
Leased Facilities
The Company leases four floors, or approximately 92,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 578,000 at 22 locations in nine states. The latest expiration date of the existing leases is in June 2031. Kemper’s life and health insurance subsidiaries lease facilities with aggregate square footage of approximately 460,000 at 121 locations in 27 states. The latest expiration date of the existing leases is in December 2026.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.
Item 3.    Legal Proceedings.
Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 24, “Contingencies,” to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the NYSE under the symbol of “KMPR.”
Holders
As of January 31, 2022, the number of record holders of Kemper’s common stock was 2,841.
Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Dec 31, 2021
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Dec 31, 2020
Cash Dividends Paid to Shareholders (per share)	$0.30	$0.30	$0.30	$0.30	$1.20
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 14, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.0 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million as of December 31, 2020. As of December 31, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the years ended 2021 and 2020, Kemper repurchased and retired approximately 2,085,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and $110.4 million and an average cost per share of $77.58 and $68.29, respectively.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2016 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Comparison of Cumulative Five Year Total Return
$200
$180
$160
$140
$120
$100
$80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Kemper Corporation
S&P MidCap 400 Index
S&P Supercomposite Insurance Index

Company / Index	2016	2017	2018	2019	2020	2021
Kemper Corporation	$100.00	$158.73	$155.07	$183.44	$184.98	$144.09
S&P MidCap 400 Index	100.00	116.24	103.36	130.44	148.26	184.97
S&P Supercomposite Insurance Index	100.00	115.98	104.77	134.67	132.92	172.62

Item 6.     Selected Financial Data.
[Reserved]

MDA Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Loss was $120.5 million ($(1.87) per unrestricted common share) for the year ended December 31, 2021, compared to Net Income $409.9 million ($6.24 per unrestricted common share) for the year ended December 31, 2020.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results of operations. The numbers referenced in the following paragraphs are estimates. The actual impacts could ultimately differ from the stated estimates, although the Company believes any difference would likely not be material.

For the year ended December 31, 2021, the Company estimates that its net results were negatively impacted by $485 million related to the effects of the COVID-19 pandemic and related economic conditions. The impact to net results was primarily related to underwriting losses in the P&C business attributable to rising loss costs fueled by higher inflation, as well as pandemic-related auto industry shortages of supplies such as chips, high demand for used cars, and higher labor costs. Additionally, the Life & Health insurance segment continued to experience excess pandemic-related mortality.

For the year ended December 31, 2020, the Company estimated an improvement to net income of $70 million related to the effects of the COVID-19 pandemic and related economic conditions. The increase to net income was primarily attributed to improved underwriting results driven by lower frequency in the auto business of the P&C segments as a significant reduction in miles driven occurred, partially offset by premium credits to policyholders in the P&C segments and excess mortality in the Life & Health Insurance segment.

For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1 and Item 1A, Risk Factors, of Part 1 of this Annual Report on Form 10-K.

A reconciliation of Net Income (Loss) to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the years ended December 31, 2021, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2021	2020	Increase (Decrease) in Income from 2020 to 2021	2019	Increase (Decrease) in Income from 2019 to 2020
Net Income (Loss)	$(120.5)	$409.9	$(530.4)	$531.1	$(121.2)
Less:
Income from Change in Fair Value of Equity and Convertible Securities	90.5	57.0	33.5	109.7	(52.7)
Net Realized Gains on Sales of Investments	51.2	30.1	21.1	33.1	(3.0)
Net Impairment Losses Recognized in Earnings	(8.7)	(15.4)	6.7	(10.9)	(4.5)
Acquisition Related Transaction, Integration and Other Costs	(34.7)	(50.0)	15.3	(14.5)	(35.5)
Debt Extinguishment, Pension and Other Charges	—	(50.6)	50.6	(4.6)	(46.0)
Adjusted Consolidated Net Operating Income (Loss)	$(218.8)	$438.8	$(657.6)	$418.3	$20.5

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(196.1)	$337.9	$(534.0)	$283.1	$54.8
Preferred Property & Casualty Insurance	(12.5)	3.5	(16.0)	41.9	(38.4)
Life & Health Insurance	28.2	60.0	(31.8)	98.7	(38.7)
Segment Net Operating Income (Loss)	(180.4)	401.4	(581.8)	423.7	(22.3)
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6	(70.6)	15.9	54.7
Other	(38.4)	(33.2)	(5.2)	(21.3)	(11.9)
Corporate and Other Net Operating Income (Loss)	(38.4)	37.4	(75.8)	(5.4)	42.8
Adjusted Consolidated Net Operating Income (Loss)	$(218.8)	$438.8	$(657.6)	418.3	$20.5

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
Net Income (Loss)
2021 Compared with 2020
Net Income decreased by $530.4 million in 2021, compared to 2020, due primarily to lower Adjusted Consolidated Net Operating Income, partially offset by income from change in fair value of equity and convertible securities. Adjusted Consolidated Net Operating Income (Loss) decreased by $657.6 million in 2021, compared to 2020, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Income, Corporate and Other Net Operating Income, Life & Health Insurance Segment Net Operating Income, and Preferred Property & Casualty Insurance Segment Net Operating Income.
See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income (Loss) decreased due primarily to a gain recognized in 2020 for the satisfaction of the remaining balance of a final judgment received by the Company in connection with an arbitration award against Computer Sciences Corporation (the “CSC Judgment”).
The Company’s investment results were favorable in 2021, compared to 2020, primarily driven by a $33.5 million after-tax increase from the change in fair value of the equity and convertible securities, $21.1 million after-tax increase from net realized gains on sales of investments, and $6.7 million after-tax of decreased impairment losses. See MD&A, “Investment Results,” MD&A, “Income Taxes,” and Note 24, “Contingencies.” to the Consolidated Financial Statements for additional discussion.
Revenues
2021 Compared with 2020
Earned Premiums were $5,253.7 million in 2021, compared to $4,672.2 million in 2020, an increase of $581.5 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $613.2 million for the year ended December 31, 2021. Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $36.5 million for the year ended December 31, 2021. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $79.1 million in 2021 due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss from the change in value of Alternative Energy Partnership Investments was $61.2 million for the year ended December 31, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $79.0 million, resulting in net income attributable to Alternative Energy Partnership Investments of $17.8 million for the year ended December 31, 2021.
Other Income decreased by $89.8 million for the year ended December 31, 2021, compared to the same period in 2020. Other Income for the year ended December 31, 2020 included a gain of $89.4 million related to the partial satisfaction of a final judgment against Computer Sciences Corporation.
Net Realized Gains on Sales of Investments were $64.8 million in 2021, compared to $38.1 million in 2020. Impairment Losses were $11.0 million in 2021, compared to $19.5 million for the same period in 2020.
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
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2021, 2020 and 2019 are presented below.

	Year Ended
	Dec 31, 2021		Dec 31, 2020		Dec 31, 2019
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	65	$56.1	60	$51.2	56	$42.4
$5 - $10	2	16.5	5	40.2	3	20.8
$10 - $15	—	—	—	—	1	14.0
$15 - $20	2	35.2	1	15.3	—	—
$20 - $25	—	—	—	—	—	—
Greater Than $25	—	—	—	—	—	—
Total	69	$107.8	66	$106.7	60	$77.2

Specialty Property & Casualty Insurance		15.7		12.3		11.1
Preferred Property & Casualty Insurance		79.1		82.0		63.0
Life & Health Insurance		13.0		12.4		3.1
Total Catastrophe Losses and LAE		$107.8		$106.7		$77.2
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
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2021 and 2020. See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 21, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2021, 2020 and 2019 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	$112.1	$36.2	$(54.0)
Catastrophe	(5.4)	0.2	(17.1)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$106.7	$36.4	$(71.1)
See MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Preferred Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2021 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

NON-GAAP FINANCIAL MEASURES (Continued)
(iii) Impairment Losses;
(iv) Acquisition Related Transaction, Integration and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income (Loss). There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the years ended December 31, 2021, 2020 or 2019.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Net Premiums Written	$4,057.3	$3,435.5	$3,211.3
Earned Premiums	$3,948.5	$3,335.3	$3,078.4
Net Investment Income	152.5	114.1	107.5
Change in Value of Alternative Energy Partnership Investments	(29.0)	—	—
Other Income	4.1	1.8	7.0
Total Revenues	4,076.1	3,451.2	3,192.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	3,480.3	2,350.8	2,302.4
Catastrophe Losses and LAE	15.7	12.3	11.1
Prior Years:
Non-catastrophe Losses and LAE	97.4	15.1	(35.1)
Catastrophe Losses and LAE	0.3	0.2	0.5
Total Incurred Losses and LAE	3,593.7	2,378.4	2,278.9
Insurance Expenses	774.5	651.9	555.6
Other Expenses	—	—	2.5
Operating Income (Loss)	(292.1)	420.9	355.9
Income Tax Benefit (Expense)	96.0	(83.0)	(72.8)
Segment Net Operating Income (Loss)	$(196.1)	$337.9	$283.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	88.1%	70.4%	74.7%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	2.5	0.5	(1.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	91.0	71.3	74.0
Insurance Expense Ratio	19.6	19.5	18.0
Combined Ratio	110.6%	90.8%	92.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	88.1%	70.4%	74.7%
Insurance Expense Ratio	19.6	19.5	18.0
Underlying Combined Ratio	107.7%	89.9%	92.7%
Non-GAAP Measure Reconciliation
Combined Ratio	110.6%	90.8%	92.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	2.5	0.5	(1.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Underlying Combined Ratio	107.7%	89.9%	92.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2021	Dec 31, 2020
Insurance Reserves:
Non-Standard Automobile	$1,985.8	$1,308.3
Commercial Automobile	333.9	236.5
Total Insurance Reserves	$2,319.7	$1,544.8

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,157.9	$744.6
Incurred But Not Reported	953.0	653.6
Total Loss and LAE Reserves	2,110.9	1,398.2
Unallocated LAE Reserves	208.8	146.6
Total Insurance Reserves	$2,319.7	$1,544.8
See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
2021 Compared with 2020
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Loss of $196.1 million for the year ended December 31, 2021, compared to Net Operating Income of $337.9 million in 2020. Segment net operating results decreased by $534.0 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums related to higher claim frequency and severity trends and adverse loss reserve development, partially offset by higher net investment income. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $613.2 million in 2021, compared to 2020 driven by the acquisition of AAC, COVID-19 related premium credits in the prior period, and higher volume. Volumes were higher in both the Private Passenger Auto and Commercial Automobile product lines.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $38.4 million in 2021, compared to 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $29.0 million for the year ended December 31, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $37.4 million, resulting in net income attributable to Alternative Energy Partnership Investments of $8.4 million for the year ended December 31, 2021.
Underlying losses and LAE as a percentage of earned premiums were 88.1% in 2021, a deterioration of 17.7 percentage points, compared to 2020, due primarily to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $97.7 million in 2021, compared to $15.3 million in

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
2020. Adverse loss and LAE reserve development in 2021 was largely driven by legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Catastrophe losses and LAE (excluding reserve development) were $15.7 million in 2021, compared to $12.3 million in 2020, an increase of $3.4 million.
Insurance expenses were $774.5 million, or 19.6% of earned premiums, in 2021, compared to $651.9 million, or 19.5% of earned premiums, in 2020. Insurance expenses as a percentage of earned premium in 2021 included the amortization of intangible assets arising from the acquisition of AAC, which was offset by lower earned premium in 2020 due primarily to premium credits.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2021, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Net Premiums Written	$3,587.2	$3,086.5	$2,941.1
Earned Premiums	$3,533.7	$3,031.3	$2,825.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$3,173.9	$2,160.9	$2,131.5
Catastrophe Losses and LAE	14.4	11.6	9.9
Prior Years:
Non-catastrophe Losses and LAE	85.0	28.0	(24.3)
Catastrophe Losses and LAE	0.3	0.2	0.5
Total Incurred Losses and LAE	$3,273.6	$2,200.7	$2,117.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	89.8%	71.3%	75.4%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	2.4	0.9	(0.9)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	92.6%	72.6%	74.9%
2021 Compared with 2020
Earned Premiums on specialty personal automobile insurance increased by $502.4 million in 2021, compared to 2020, due primarily to the acquisition of AAC, premium credits in the prior period, and higher volume. Incurred losses and LAE were $3,273.6 million, or 92.6% of earned premiums, in 2021, compared to $2,200.7 million, or 72.6% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premium as well as higher adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 89.8% in 2021, compared to 71.3% in 2020, a deterioration of 18.5 points due to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $85.3 million in 2021, compared to $28.2 million in 2020, primarily driven by legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Catastrophe losses and LAE (excluding reserve development) were $14.4 million in 2021, compared to $11.6 million in 2020.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Net Premiums Written	$470.1	$349.0	$270.2
Earned Premiums	$414.8	$304.0	$252.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$306.4	$189.9	$170.9
Catastrophe Losses and LAE	1.3	0.7	1.2
Prior Years:
Non-catastrophe Losses and LAE	12.4	(12.9)	(10.8)
Catastrophe Losses and LAE	—	—	—
Total Incurred Losses and LAE	$320.1	$177.7	$161.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.9%	62.5%	67.6%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.2	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	(4.2)	(4.3)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	77.2%	58.5%	63.8%
2021 Compared with 2020
Earned premiums in commercial automobile insurance increased by $110.8 million in 2021, compared to 2020, due primarily to higher volume and premium credits in the prior period. Incurred losses and LAE were $320.1 million, or 77.2% of earned premiums, in 2021, compared to $177.7 million, or 58.5% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 73.9% in 2021, compared to 62.5% in 2020, a deterioration of 11.4 percentage points due primarily to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $12.4 million in 2021, compared to favorable reserve development of $12.9 million in 2020.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE
Selected financial information for the Preferred Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Net Premiums Written	$642.0	$653.0	$739.3
Earned Premiums	$651.7	$688.2	$750.3
Net Investment Income	68.6	37.7	44.1
Change in Value of Alternative Energy Partnership Investments	(16.3)	—	—
Other Income	—	0.1	—
Total Revenues	704.0	726.0	794.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	450.4	400.9	481.8
Catastrophe Losses and LAE	79.1	82.0	63.0
Prior Years:
Non-catastrophe Losses and LAE	13.5	20.7	(17.6)
Catastrophe Losses and LAE	(5.6)	(0.5)	(18.4)
Total Incurred Losses and LAE	537.4	503.1	508.8
Insurance Expenses	206.4	221.1	233.3
Operating Income (Loss)	(39.8)	1.8	52.3
Income Tax Benefit (Expense)	27.3	1.7	(10.4)
Segment Net Operating Income (Loss)	$(12.5)	$3.5	$41.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.2%	58.3%	64.2%
Current Year Catastrophe Losses and LAE Ratio	12.1	11.9	8.4
Prior Years Non-catastrophe Losses and LAE Ratio	2.1	3.0	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.9)	(0.1)	(2.5)
Total Incurred Loss and LAE Ratio	82.5	73.1	67.8
Insurance Expense Ratio	31.7	32.1	31.1
Combined Ratio	114.2%	105.2%	98.9%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	69.2%	58.3%	64.2%
Insurance Expense Ratio	31.7	32.1	31.1
Underlying Combined Ratio	100.9%	90.4%	95.3%
Non-GAAP Measure Reconciliation
Combined Ratio	114.2%	105.2%	98.9%
Less:
Current Year Catastrophe Losses and LAE Ratio	12.1	11.9	8.4
Prior Years Non-catastrophe Losses and LAE Ratio	2.1	3.0	(2.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.9)	(0.1)	(2.5)
Underlying Combined Ratio	100.9%	90.4%	95.3%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2021		Dec 31, 2020
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event[1]:
Below $5	58	$42.6	48	$42.0
$5 - $10	3	21.5	5	40.0
$10 - $15	1	15.0	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	62	$79.1	53	$82.0

[1] Current accident year net incurred catastrophe Losses and LAE only
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2021	Dec 31, 2020
Insurance Reserves:
Preferred Automobile	$308.6	$281.3
Homeowners	95.4	104.0
Other	29.2	26.3
Total Insurance Reserves	$433.2	$411.6
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$272.5	$262.2
Incurred But Not Reported	131.9	122.0
Total Loss and LAE Reserves	404.4	384.2
Unallocated LAE Reserves	28.8	27.4
Total Insurance Reserves	$433.2	$411.6
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
Overall
2021 Compared with 2020
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Loss of $12.5 million for the year ended December 31, 2021, compared to Segment Net Operating Income of $3.5 million in 2020. Segment net operating results decreased by $16.0 million due primarily to higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower catastrophe losses and LAE, lower levels of adverse loss and LAE reserve development and higher net investment income.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $36.5 million in 2021, compared to 2020, due primarily to lower automobile and homeowners insurance volumes and ongoing profit improvement actions.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $30.9 million in 2021, compared to 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $16.3 million for the year ended December 31, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $21.1 million, resulting in net income attributable to Alternative Energy Partnership Investments of $4.8 million for the year ended December 31, 2021.
Underlying losses and LAE as a percentage of earned premiums were 69.2% and 58.3% in 2021 and 2020, respectively. Underlying losses and LAE as a percentage of earned premiums increased primarily due to severity trends caused by ongoing supply chain issues and rising inflation. Catastrophe losses and LAE (excluding reserve development) were $79.1 million in 2021, compared to $82.0 million in 2020, which is a decrease of $2.9 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2021, compared to 2020, There were four catastrophic events above $5 million in 2021, compared to five catastrophic events above $5 million in 2020. Adverse loss and LAE reserve development (including catastrophe reserve development) was $7.9 million in 2021, compared to $20.2 million in 2020.
Insurance expenses were $206.4 million, or 31.7% of earned premiums, in 2021, an improvement of 0.4 percentage points compared to 2020.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Net Premiums Written	$399.9	$407.5	$468.9
Earned Premiums	$410.5	$431.7	$470.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	330.4	279.9	332.5
Catastrophe Losses and LAE	7.4	4.4	7.8
Prior Years:
Non-catastrophe Losses and LAE	12.2	27.7	(8.2)
Catastrophe Losses and LAE	(0.1)	(1.0)	—
Total Incurred Losses and LAE	$349.9	$311.0	$332.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.4%	64.8%	70.6%
Current Year Catastrophe Losses and LAE Ratio	1.8	1.0	1.7
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	6.4	(1.7)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.2)	—
Total Incurred Loss and LAE Ratio	85.2%	72.0%	70.6%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
2021 Compared with 2020
Earned premiums in preferred personal automobile insurance decreased by $21.2 million in 2021, compared to 2020, due primarily to lower volume and ongoing profit improvement actions. Incurred losses and LAE were $349.9 million, or 85.2% of earned premiums, in 2021, compared to $311.0 million, or 72.0% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 80.4% in 2021, compared to 64.8% in 2020, a deterioration of 15.6 percentage points primarily due to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Catastrophe losses and LAE (excluding reserve development) were $7.4 million in 2021, compared to $4.4 million in 2020. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $12.1 million in 2021, compared to $26.7 million in 2020.
Homeowners Insurance
Selected financial information for the homeowners insurance product line is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Net Premiums Written	$208.4	$211.1	$233.1
Earned Premiums	$207.3	$220.7	$241.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	104.1	108.7	131.6
Catastrophe Losses and LAE	70.2	71.2	54.0
Prior Years:
Non-catastrophe Losses and LAE	(2.6)	(2.8)	(2.7)
Catastrophe Losses and LAE	(3.9)	0.7	(17.0)
Total Incurred Losses and LAE	$167.8	$177.8	$165.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.2%	49.3%	54.5%
Current Year Catastrophe Losses and LAE Ratio	33.9	32.3	22.4
Prior Years Non-catastrophe Losses and LAE Ratio	(1.3)	(1.3)	(1.1)
Prior Years Catastrophe Losses and LAE Ratio	(1.9)	0.3	(7.0)
Total Incurred Loss and LAE Ratio	80.9%	80.6%	68.8%
2021 Compared with 2020
Earned premiums in homeowners insurance decreased by $13.4 million in 2021, compared to 2020, due primarily to lower volume and ongoing profit improvement actions. Incurred losses and LAE were $167.8 million, or 80.9% of earned premiums, in 2021, compared to $177.8 million, or 80.6% of earned premiums, in 2020. Incurred losses and LAE as a percentage of earned premiums increased due primarily to lower incurred catastrophe losses (excluding loss reserve development), partially offset by higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 50.2% in 2021, compared to 49.3% in 2020, a deterioration of 0.9 percentage points. Catastrophe losses and LAE (excluding reserve development) were $70.2 million in 2021, compared to $71.2 million in 2020. There were four catastrophic events above $5 million in 2021, compared to five catastrophic events above $5 million in 2020. Favorable Loss and LAE reserve development (including catastrophe loss reserve development) was $6.5 million in 2021, compared to $2.1 million in 2020.

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

DOLLARS IN MILLIONS	2021	2020	2019
Net Premiums Written	$33.7	$34.4	$37.3
Earned Premiums	$33.9	$35.8	$38.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	15.9	12.3	17.7
Catastrophe Losses and LAE	1.5	6.4	1.2
Prior Years:
Non-catastrophe Losses and LAE	3.9	(4.2)	(6.7)
Catastrophe Losses and LAE	(1.6)	(0.2)	(1.4)
Total Incurred Losses and LAE	$19.7	$14.3	$10.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	46.9%	34.3%	45.6%
Current Year Catastrophe Losses and LAE Ratio	4.4	17.9	3.1
Prior Years Non-catastrophe Losses and LAE Ratio	11.5	(11.7)	(17.3)
Prior Years Catastrophe Losses and LAE Ratio	(4.7)	(0.6)	(3.6)
Total Incurred Loss and LAE Ratio	58.1%	39.9%	27.8%
2021 Compared with 2020
Earned premiums in other personal insurance decreased by $1.9 million in 2021, compared to 2020. Incurred losses and LAE were $19.7 million, or 58.1% of earned premiums, in 2021, compared to $14.3 million, or 39.9% of earned premiums, in 2020. Underlying losses and LAE as a percentage of earned premiums were 46.9% in 2021, compared to 34.3% in 2020, a deterioration of 12.6 percentage points. Catastrophe losses and LAE (excluding reserve development) were $1.5 million in 2021, compared to $6.4 million in 2020. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $2.3 million in 2021, compared to favorable development of $4.4 million in 2020.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Earned Premiums	$653.5	$648.7	$643.7
Net Investment Income	202.7	198.8	206.4
Change in Value of Alternative Energy Partnership Investments	(15.8)	—	—
Other Income	(1.3)	0.6	8.5
Total Revenues	839.1	848.1	858.6
Policyholders’ Benefits and Incurred Losses and LAE	469.7	442.0	402.7
Insurance Expenses	358.9	334.9	334.0
Operating Income (Loss)	10.5	71.2	121.9
Income Tax Benefit (Expense)	17.7	(11.2)	(23.2)
Segment Net Operating Income (Loss)	$28.2	$60.0	$98.7
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2021	Dec 31, 2020
Insurance Reserves:
Future Policyholder Benefits	$3,454.1	$3,440.5
Incurred Losses and LAE Reserves:
Life	60.7	61.1
Accident and Health	26.1	25.9
Property	3.6	4.6
Total Incurred Losses and LAE Reserves	90.4	91.6
Total Insurance Reserves	$3,544.5	$3,532.1
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File maintained by the Social Security Administration and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company has reduced its estimate of the initial impact of using death verification databases by $30.3 million, of which $9.3 million was recognized during 2020.

See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.

2021 Compared with 2020
Earned Premiums in the Life & Health Insurance segment increased by $4.8 million for the year ended December 31, 2021, compared to 2020. Earned Premiums increased due primarily to higher volume on life insurance products partially offset by lower volume on accident and health insurance products and property insurance products as well as a reduction in the estimated return premium reserve for insurance products subject to minimum loss ratio (“MLR”) in 2020.
Net Investment Income increased by $3.9 million in 2021, compared to 2020, due primarily to an increase in return from Alternative Investments, higher levels of investments in fixed income securities, and higher rate on Company-Owned Life Insurance, partially offset by lower yields on fixed income securities.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Loss related to Changes in Value of Alternative Energy Partnership Investments was $15.8 million for the year ended December 31, 2021. Tax benefits related to the Alternative Energy Partnership Investments were $20.4 million, resulting in net income attributable to Alternative Energy Partnership Investments of $4.6 million for the year ended December 31, 2021.
Policyholders’ Benefits and Incurred Losses and LAE increased by $27.7 million in 2021, compared to 2020, due primarily to higher mortality for life insurance related to COVID-19, higher persistency on life insurance, the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operations in 2020, and higher frequency and severity of accident and health insurance claims as utilization of supplemental accident and health insurance products normalized to pre-pandemic levels.
Insurance Expenses in the Life & Health Insurance segment increased by $24.0 million in 2021, compared to 2020, due primarily to higher commission expense driven by increased persistency and investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $28.2 million for the year ended December 31, 2021, compared to $60.0 million in 2020.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Life Insurance
Selected financial information for the life insurance product line is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Earned Premiums	$401.7	$385.7	$384.6
Net Investment Income	196.8	193.3	198.8
Change in Value of Alternative Energy Partnership Investments	(15.0)	—	—
Other Income	(1.6)	—	8.1
Total Revenues	581.9	579.0	591.5
Policyholders’ Benefits and Incurred Losses and LAE	345.3	318.2	270.1
Insurance Expenses	235.6	218.8	215.3
Operating Income (Loss)	1.0	42.0	106.1
Income Tax Benefit (Expense)	18.7	(5.2)	(20.0)
Total Product Line Net Operating Income (Loss)	$19.7	$36.8	$86.1
2021 Compared with 2020
Earned premiums on life insurance increased by $16.0 million in 2021, compared to 2020, due primarily to increased new business and higher persistency. Policyholders’ benefits and incurred losses and LAE on life insurance were $345.3 million in 2021, compared to $318.2 million in 2020, an increase of $27.1 million due primarily to higher mortality related to COVID-19, higher persistency, and the impact of reducing the Company’s estimate of the ultimate cost of using death verification databases in the Company’s operation in 2020.
Insurance Expenses increased by $16.8 million in 2021, compared to 2020, due primarily to higher commission expense driven by increased persistency and investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Earned Premiums	$189.9	$199.3	$190.9
Net Investment Income	3.6	5.0	6.0
Change in Value of Alternative Energy Partnership Investments	(0.3)	—	—
Other Income	0.3	0.6	0.4
Total Revenues	193.5	204.9	197.3
Policyholders’ Benefits and Incurred Losses and LAE	96.1	95.3	109.8
Insurance Expenses	91.6	91.9	88.7
Operating Income (Loss)	5.8	17.7	(1.2)
Income Tax Benefit (Expense)	(0.9)	(3.6)	0.3
Total Product Line Net Operating Income (Loss)	$4.9	$14.1	$(0.9)
2021 Compared with 2020
Earned premiums on accident and health insurance decreased by $9.4 million in 2021, compared to 2020. Earned premiums decreased due primarily to lower volume on new business sales and a reduction in the estimated return premium reserve for certain insurance products subject to MLR in 2020. Incurred accident and health insurance losses were $96.1 million, or 50.6% of accident and health insurance earned premiums, in 2021, compared to $95.3 million, or 47.8% of accident and health insurance earned premiums, in 2020, due primarily to higher frequency and severity of claims as utilization of supplemental accident and health insurance products normalized to pre-pandemic levels.
Insurance expenses decreased by $0.3 million in 2021, compared to 2020.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Earned Premiums	$61.9	$63.7	$68.2
Net Investment Income	2.3	0.5	1.6
Change in Value of Alternative Energy Partnership Investments	(0.5)	—	—
Total Revenues	63.7	64.2	69.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	14.2	15.2	18.1
Catastrophe Losses and LAE	13.0	12.4	3.1
Prior Years:
Non-catastrophe Losses and LAE	1.2	0.4	0.8
Catastrophe Losses and LAE	(0.1)	0.5	0.8
Total Incurred Losses and LAE	28.3	28.5	22.8
Insurance Expenses	31.7	24.2	30.0
Operating Income (Loss)	3.7	11.5	17.0
Income Tax Benefit (Expense)	(0.1)	(2.4)	(3.5)
Total Product Line Net Operating Income (Loss)	$3.6	$9.1	$13.5
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	23.0%	23.8%	26.5%
Current Year Catastrophe Losses and LAE Ratio	21.0	19.5	4.5
Prior Years Non-catastrophe Losses and LAE Ratio	1.9	0.6	1.2
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	0.8	1.2
Total Incurred Loss and LAE Ratio	45.7%	44.7%	33.4%
2021 Compared with 2020
Earned premiums on property insurance decreased by $1.8 million in 2021, compared to 2020, due primarily to a lower volume. Incurred losses and LAE on property insurance were $28.3 million, or 45.7% of earned premiums, in 2021, compared to $28.5 million, or 44.7% earned premiums, in 2020. Underlying losses and LAE were $14.2 million, or 23.0% of property insurance earned premiums, in 2021, compared to $15.2 million, or 23.8% of property insurance earned premiums, in 2020, a decrease of 0.8 percentage points due primarily to lower claim severity. Catastrophe losses and LAE (excluding loss reserve development) were $13.0 million in 2021, compared to $12.4 million in 2020. Catastrophe losses and LAE increased $0.6 million due primarily to higher frequency and severity of catastrophe claims. Adverse loss and LAE reserve development was $1.1 million in 2021, compared to $0.9 million in 2020.
Insurance expenses increased $7.5 million in 2021, compared to 2020, due primarily to investments made to modernize and strengthen the distribution channel and enhance the capabilities of the business.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2021, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Investment Income:
Interest on Fixed Income Securities	$277.7	$289.8	$299.4
Dividends on Equity Securities Excluding Alternative Investments	15.9	15.4	22.9
Alternative Investments:
Equity Method Limited Liability Investments	56.7	4.9	1.0
Limited Liability Investments Included in Equity Securities	46.9	22.1	18.0
Total Alternative Investments	103.6	27.0	19.0
Short-term Investments	1.0	5.5	8.2
Loans to Policyholders	21.7	22.1	22.6
Real Estate	9.3	9.6	9.8
Other	32.4	13.2	1.5
Total Investment Income	461.6	382.6	383.4
Investment Expenses:
Real Estate	9.7	8.8	9.6
Other Investment Expenses	24.6	25.6	9.5
Total Investment Expenses	34.3	34.4	19.1
Net Investment Income	$427.3	$348.2	$364.3
2021 Compared with 2020
Net Investment Income was $427.3 million and $348.2 million for the years ended December 31, 2021 and 2020, respectively. Net Investment Income increased by $79.1 million in 2021 due primarily to higher valuations of Equity Method Limited Liability Investments and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities, partially offset by lower yields from the Fixed Maturities portfolio reflecting lower reinvestment yields. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2021, 2020 and 2019 are presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Recognized in Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$114.6	$72.1	$138.9
Gains on Sales	68.0	48.3	46.9
Losses on Sales	(3.2)	(10.2)	(5.0)
Impairment Losses	(11.0)	(19.5)	(13.8)
Net Gain (Loss) Recognized in Consolidated Statements of Income	168.4	90.7	167.0
Recognized in Other Comprehensive Income (Loss)	(286.6)	367.4	405.3
Total Comprehensive Investment Gains (Losses)	$(118.2)	$458.1	$572.3
Total Comprehensive Investment Gains (Losses) decreased by $576.3 million primarily due to decline in fixed maturities unrealized capital gains, partially offset by higher income from increased valuations of equity and convertible securities. Fixed maturities valuations decreased primarily due to higher interest rates.
Income (Loss) From Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the years ended December 31, 2021 and 2020 are presented below.

DOLLARS IN MILLIONS	2021	2020
Preferred Stocks	$1.9	$(0.7)
Common Stocks	1.7	(0.3)
Other Equity Interests:
Exchange Traded Funds	75.8	68.0
Limited Liability Companies and Limited Partnerships	31.3	1.7
Total Other Equity Interests	107.1	69.7
Income (Loss) from Change in Fair Value of Equity Securities	110.7	68.7
Income (Loss) from Change in Fair Value of Convertible Securities	3.9	3.4
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$114.6	$72.1

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the year ended December 31, 2021, 2020 and 2019 are presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Fixed Maturities:
Gains on Sales	$63.4	$40.6	$41.1
Losses on Sales	(2.1)	(7.9)	(4.8)
Equity Securities:
Gains on Sales	4.1	5.9	5.8
Losses on Sales	(0.7)	(1.9)	(0.2)
Equity Method Limited Liability Investments:
Gains on Sales	0.4	—	—
Losses on Sales	—	(0.4)	—
Real Estate:
Gains on Sales	0.1	1.8	—
Losses on Sales	(0.4)	—	—
Net Realized Gains on Sales of Investments	$64.8	$38.1	$41.9

Gross Gains on Sales	$68.0	$48.3	$46.9
Gross Losses on Sales	(3.2)	(10.2)	(5.0)
Net Realized Gains on Sales of Investments	$64.8	$38.1	$41.9
Fixed Maturities
Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2021 primarily relate to normal portfolio management and to a lesser extent, a repositioning of the portfolio for duration extension purposes.
Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2020 primarily relate to a repositioning of the portfolio for duration extension purposes.
Equity Securities
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2021 primarily relate to transactions whereby the Company’s interests in Equity Securities at Modified Cost were acquired by other companies.
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2020 primarily relate to transactions whereby the Company’s investments were acquired by other companies.
Other sales activity in 2021 and 2020 were due to normal portfolio management.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Consolidated Statements of Income for the year ended December 31, 2021, 2020 and 2019 is presented below.

	2021		2020		2019
DOLLARS IN MILLIONS	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(6.4)	17	$(16.7)	14	$(13.3)	14
Equity Securities	(4.2)	13	(2.8)	2	(0.5)	1
Real Estate	(0.4)	1	—	—	—	—
Net Impairment Losses Recognized in Earnings	$(11.0)		$(19.5)		$(13.8)
Fixed Maturities
Impairment Losses recognized in the Consolidated Statements of Income for the year ended December 31, 2021 related primarily to investments in Fixed Maturities where the Company established an allowance for expected credit loss.

Impairment Losses recognized in the Consolidated Statements of Income for the year ended December 31, 2020 related primarily to investments in Fixed Maturities where the Company had the intent to sell or requirement to sell.

Equity Securities
Impairment Losses recognized in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020 related primarily to investments in Equity Securities at Modified Cost where the Company had the intent or requirement to sell.
Real Estate
Impairment Losses recognized in the Consolidated Statements of Income for the year ended December 31, 2021 related to investments in Real Estate held with the intent to sell. No impairment losses were recognized for the year ended December 31, 2020.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of corporate, high-grade corporate, municipal agency bonds, and collateralized loan obligations. At December 31, 2021, approximately 95% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at December 31, 2021 and 2020.

NAIC Rating	Rating	Dec 31, 2021		Dec 31, 2020
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$5,351.6	67.0%	$4,759.9	62.6%
2	BBB	2,215.1	27.7	2,355.6	31.0
3-4	BB, B	331.0	4.2	353.1	4.6
5-6	CCC or Lower	89.2	1.1	137.3	1.8
Total Investments in Fixed Maturities		$7,986.9	100.0%	$7,605.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $9.0 million and $23.7 million at December 31, 2021 and 2020, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2021 and 2020.

	Dec 31, 2021		Dec 31, 2020
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$637.4	6.1%	$585.3	5.6%
States and Political Subdivisions:
Revenue Bonds	1,516.1	14.6	1,153.3	11.1
States	235.8	2.3	333.5	3.2
Political Subdivisions	138.2	1.3	102.6	1.0
Foreign Governments	5.5	0.1	5.2	—
Total Investments in Governmental Fixed Maturities	$2,533.0	24.4%	$2,179.9	20.9%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2021 and 2020.

	Dec 31, 2021		Dec 31, 2020
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,996.7	19.2%	$1,916.3	18.4%
Manufacturing	1,571.0	15.1	1,633.5	15.7
Transportation, Communication and Utilities	815.8	7.9	825.5	7.9
Services	617.5	5.9	581.3	5.6
Mining	254.3	2.4	285.7	2.7
Retail Trade	171.4	1.7	172.6	1.7
Construction	13.1	0.1	—	—
Other	14.1	0.1	11.0	0.1
Total Investments in Non-governmental Fixed Maturities	$5,453.9	52.4%	$5,425.9	52.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2021.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	611	$1,333.8
$5 -$10	200	1,435.9
$10 - $20	121	1,647.2
$20 - $30	30	721.4
Greater Than $30	9	315.6
Total	971	$5,453.9
The Company’s short-term investments primarily consist of money market funds, U.S. treasury bills, and short term bonds. At December 31, 2021, the Company had $272.1 million invested in money market funds which primarily invest in U.S. Treasury securities and $12.0 million invested in U.S. treasury bills and short-term bonds.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investment, at December 31, 2021.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$151.4	1.5%
California	107.6	1.0
Georgia	98.0	0.9
New York	95.1	0.9
Florida	74.8	0.7
Louisiana	74.7	0.7
Colorado	70.8	0.7
Pennsylvania	68.6	0.7
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	226.9	2.2
iShares® Core MSCI Total International Stock ETF	86.1	0.8
Total	$1,054.0	10.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at December 31, 2021 and 2020 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2021	Dec 31, 2021	Dec 31, 2020
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$43.3	$120.0	$102.5
Senior Debt	46.7	27.5	28.6
Distressed Debt	100.1	21.7	14.5
Secondary Transactions	8.3	11.7	11.2
Leveraged Buyout	0.1	8.7	3.5
Growth Equity	—	0.7	0.7
Real Estate	—	29.9	29.9
Hedge Fund	—	8.7	—
Other	—	13.0	13.1
Total Equity Method Limited Liability Investments	198.5	241.9	204.0

Alternative Energy Partnership Investments	—	39.6	21.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	53.7	129.3	118.3
Senior Debt	15.1	29.9	33.9
Distressed Debt	20.0	44.9	31.8
Secondary Transactions	6.8	4.0	4.2
Hedge Funds	—	82.7	71.6
Leveraged Buyout	6.0	32.2	30.7
Growth Equity	0.7	2.0	—
Other	—	—	1.5
Total Reported as Other Equity Interests at Fair Value	102.3	325.0	292.0
Reported as Equity Securities at Modified Cost:
Other	—	7.7	15.7
Total Reported as Equity Securities at Modified Cost	—	7.7	15.7
Total Investments in Limited Liability Companies and Limited Partnerships	$300.8	$614.2	$533.0
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INSURANCE, INTEREST AND OTHER EXPENSES
Expenses for the year ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Insurance Expenses:
Commissions	$817.6	$745.8	$708.8
General Expenses	339.5	307.4	278.0
Taxes, Licenses and Fees	104.3	94.2	93.5
Total Costs Incurred	1,261.4	1,147.4	1,080.3
Net Policy Acquisition Costs Amortized (Deferred)	(88.3)	(51.6)	(66.9)
Amortization of Value of Business Acquired (“VOBA”)	45.0	4.7	6.3
Insurance Expenses	1,218.1	1,100.5	1,019.7
Interest and Other Expenses:
Loss from Early Extinguishment of Debt	—	—	5.8
Interest Expense	43.6	36.0	42.5
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	43.9	63.3	18.4
Pension Settlement Expense	—	64.1	—
Other	131.9	108.1	102.9
Other Expenses	175.8	235.5	121.3
Interest and Other Expenses	219.4	271.5	163.8
Total Expenses	$1,437.5	$1,372.0	$1,189.3
Insurance Expenses
Insurance Expenses increased by $117.6 million for the year ended December 31, 2021, compared to 2020, due primarily to growth in business and increased amortization of VOBA with the acquisition of AAC.
Interest and Other Expenses
Interest expense increased by $7.6 million for the year ended December 31, 2021, compared to 2020, due primarily to the addition of the 2030 Senior Notes in September 2020. See MD&A, “Liquidity and Capital Resources,” and Note 19, “Debt,” to the Consolidated Financial Statements for additional discussion of debt activity.
Other Expenses decreased by $59.7 million for the year ended December 31, 2021, compared to 2020, due primarily to prior year Pension Settlement Expenses related to purchasing annuities on behalf of certain plan participants and lump-sum payments made to certain terminated vested participants and lower current year Acquisition Related Transaction, Integration and Other Costs.
INCOME TAXES
The federal corporate statutory income tax rate was 21% for the year ended December 31, 2021 and 2020. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income and dividends received deductions, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and (5) a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions were $21.8 million and $19.0 million for the years ended December 31, 2021 and 2020, respectively. The nontaxable increase in cash surrender value on COLI was $25.7 million and $12.9 million for the years ended December 31, 2021 and 2020, respectively. The Company realized net investment tax credits of $66.1 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $1.3 million and $10.5 million lower than the amount that would be deductible under the Internal Revenue Code (the “IRC”) for the years ended December 31, 2021 and

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES (Continued)
2020, respectively. The amount of nondeductible executive compensation was $13.0 million and $13.0 million for years ended December 31, 2021 and 2020, respectively.
See Note 23, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Shelf Registration Statement
The Company filed a universal shelf registration statement with the Securities and Exchange Commission in the first quarter of 2020. Under this shelf registration, the Company may issue an undetermined amount of securities including common stock, preferred stock, depository shares, debt securities, warrants, subscription rights, purchase contracts, and purchase units. Specific terms of any securities issued under this registration will be included in each applicable prospectus supplement.
Common Stock Offering
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2021 and 2020. There were 63,684,628 shares and 65,436,207 shares of common stock outstanding at December 31, 2021 and 2020, respectively.
Long-term Debt
From time to time, the Company looks to opportunistically raise capital in the debt markets. The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at December 31, 2021 and December 31, 2020 was:

(Dollars in Millions)	Dec 31, 2021	Dec 31, 2020
Term Loan due July 5, 2023	$—	$49.9
5.000% Senior Notes due September 19, 2022	276.7	278.3
4.350% Senior Notes due February 15, 2025	449.0	448.8
2.400% Senior Notes due September 30, 2030	396.2	395.8
Total Long-term Debt Outstanding	$1,121.9	$1,172.8
See Note 19, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Amended and Extended Credit Agreement and Term Loan Facility
From time to time, the Company looks to opportunistically raise capital in the credit markets and is considering an increase in its existing credit facility. On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. The term loan facility included a delayed draw feature with borrowing capacity of $250.0 million and a maturity date two years from the borrowing date (see discussion below under the heading, “Repayment of Term Loan Due 2020,” for additional information regarding the initial borrowing and subsequent repayment of this delayed-draw term loan). On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature, which in addition to the $0.5 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either December 31, 2021 or December 31, 2020.
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

LIQUIDITY AND CAPITAL RESOURCES (Continued)
United Insurance, Trinity, and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $11.8 million and $11.8 million at December 31, 2021 and December 31, 2020, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million and $3.4 million at December 31, 2021 and December 31, 2020, respectively. The carrying value of FHLB of San Francisco common stock was $1.7 million and $1.7 million at December 31, 2021 and December 31, 2020, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes. It also uses long-term FHLB borrowings for spread lending purposes.
During 2021, United Insurance received advances of $385.4 million from the FHLB of Chicago and made repayments of $391.3 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $401.9 million at December 31, 2021. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $556.6 million at December 31, 2021. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 18, “Policyholder Obligations,” to the Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company repurchased approximately $161.7 million and $110.4 million of stock at an average cost per share of $77.58 and $68.29 in 2021 and 2020, respectively. As of December 31, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.31 per common share for each quarter of 2021 and $0.30 per common share for each quarter of 2020, respectively. Dividends and dividend equivalents paid were $80.6 million and $78.9 million for the years ended December 31, 2021 and 2020, respectively.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $347.0 million, $322.0 million and $239.0 million in dividends to Kemper in 2021, 2020 and 2019, respectively. In 2022, Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $191.2 million in dividends to Kemper without prior regulatory approval.
Kemper made capital contributions to insurance subsidiaries of $126 million and $62 million during 2021 and 2020, respectively.
Sources and Uses of Funds
Kemper directly held cash and investments totaling $233.9 million at December 31, 2021, compared to $733.2 million at December 31, 2020.
The primary sources of funds available for repayment of Kemper’s indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.

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
Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. During periods of growth, property and casualty insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may be sold to fund payments, which could result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Information about the Company’s cash flows for the years ended December 31, 2021, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Operating Activities	$350.7	$448.0	$534.3
Investing Activities	(118.2)	(757.0)	(633.4)
Financing Activities	(290.4)	378.3	160.8
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Cash from Operating Activities

The Company generated $350.7 million of net cash from operating activities during 2021 compared to $448.0 million in 2020, a decrease of $97.3 million. Cash from operating activities decreased primarily due to higher paid losses within the P&C business in 2021 due to an increase in frequency and rising loss costs from increased severity trends caused by rising inflation and supply chain constraints. This is partially offset by higher premium collections due to increased volume and a decrease in income taxes paid due to lower net income and tax credits generated from the Company’s investment in Alternative Energy Partnerships.

Cash used by Investing Activities

Net cash used by Investing Activities was $118.2 million in 2021, compared to $757.0 million in 2020, a year over year decrease of $638.8 million. This was driven primarily by higher net sales of short-term investments in 2021. In 2020, the Company purchased short-term investments toward the end of the year in anticipation of the purchase of AAC, which were subsequently liquidated prior to the purchase. This is partially offset by the purchase of AAC and net purchases of fixed maturities to support the growth in P&C business.

Cash used by Financing Activities

Net cash used by financing activities in 2021 was $290.4 million, compared to cash provided by financing activities of $378.3 million in 2020, a year over year change of $668.7 million. In 2021, the Company used cash to repay the $50.0 million term loan and also repurchase a greater amount of shares. Cash provided by financing activities in 2020 consisted of $395.6 million of proceeds from the issuance of the senior debt as well as $169.4 million higher proceeds from Policyholder Obligations for the FHLB spread lending program.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2021 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2022 to Dec 31, 2022	Jan 1, 2023 to Dec 31, 2024	Jan 1, 2025 to Dec 31, 2026	After Dec 31, 2026	Total
Long Term Debt Obligations	$275.0	$—	$450.0	$400.0	$1,125.0
Life and Health Insurance Policy Benefits	346.8	577.7	548.4	8,432.4	9,905.3
Property and Casualty Insurance Reserves	1,933.7	660.6	134.9	43.5	2,772.7
Total Contractual Obligations	$2,555.5	$1,238.3	$1,133.3	$8,875.9	$13,803.0
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $5.7 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2021.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $300.8 million at December 31, 2021. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability.
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
Valuation of Investments
The reported value of the Company’s investments was $10,387.4 million at December 31, 2021, of which $8,863.9 million, or 85%, was reported at fair value, $281.5 million, or 3%, was reported under the equity method of accounting, $383.0 million, or 4%, was reported at unpaid principal balance and $859.0 million, or 8%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).

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
The fair value of the Company’s investments measured and reported at fair value was $8,863.9 million at December 31, 2021, of which $8,287.5 million, or 93%, were investments that were based on quoted market prices or significant value drivers that are observable, $251.4 million, or 3%, were investments where at least one significant value driver was unobservable and $325.0 million or 4% were investments for which fair value is measured using the net asset value per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2021 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features which are recorded on the Consolidated Balance Sheets as Convertible Securities. Accordingly, both the reported and fair values of the Company’s investments in Convertible Securities accounted for under the fair value option method of accounting were $46.4 million at December 31, 2021. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2021. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income (“AOCI”) until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $7,986.9 million at December 31, 2021.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $830.6 million at December 31, 2021. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
The Company’s portfolio also includes investments in Alternative Energy Partnerships that are accounted for under the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to investors reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these funds. Attributing income and loss under the HLBV method requires the use of significant assumptions and forecasts to calculate the amounts that fund investors would receive upon a hypothetical liquidation. See Note 1 “Basis of Presentation and Significant Estimates,” to the Consolidated Financial Statements for additional information.
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net loss for the year ended December 31, 2021, would have increased by $226.4 million.
The Company regularly reviews its fixed maturity investment portfolio and holdings in Equity Securities at Modified Cost for factors that may indicate a decline in the fair value of an investment below its amortized cost or modified cost basis. Such reviews are inherently uncertain in that the value of the investment may not fully recover or may decline further in future periods. Some factors considered in evaluating whether or not a decline in fair value of an investment exist include, but are not limited to, the following:
Fixed Maturity Securities
•The financial condition, credit rating and prospects of the issuer;
•The magnitude of the unrealized loss;

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
•Current market conditions;
•Changes in credit ratings; and
•Changes in the regulatory environment.

Changes in these factors from their December 31, 2021 evaluation date could result in the Company determining that a decline in the fair value exists for an investment held and evaluated at December 31, 2021. Such determination would result in an impairment loss in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $2,772.7 million and $1,982.5 million of gross loss and LAE reserves at December 31, 2021 and 2020, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2021 and 2020 were:

DOLLARS IN MILLIONS	2021	2020
Business Segments:
Specialty Property & Casualty Insurance	$2,319.7	$1,544.8
Preferred Property & Casualty Insurance	433.2	411.6
Life & Health Insurance	3.6	4.6
Total Business Segments	2,756.5	1,961.0
Unallocated Reserves	16.2	21.5
Total Property and Casualty Insurance Reserves	$2,772.7	$1,982.5
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
•Changes to claims practices, including, but not limited to, changes in the reporting and impact of large losses, timing of reported claims, changes in claims closing and re-opening patterns, adequacy of case reserves, implementation of
•new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;
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
The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s chief reserving actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident quarter or year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools.
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
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that the Company’s specialty personal automobile insurance loss and LAE reserves could have varied by $145.3 million in either direction at December 31, 2021 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2021 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2021. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on December 31, 2017. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit tested.
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
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2021. Such changes in estimates may be material.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2022. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. For all recently issued accounting pronouncements with effective dates after December 31, 2021, the Company does not expect adoption to have a material impact on its financial statements, with the possible exception of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2021 and 2020 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2021 and 2020. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2021 and 2020. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2021 and 2020, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.68 and 0.73 at December 31, 2021 and 2020, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The Equity Securities at Fair Value portfolio’s weighted-average beta was calculated using each security’s assumed forward looking betas based on underlying investment characteristics weighted by the fair value of such securities as of December 31, 2021 and 2020. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2021 and 2020.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. (Continued)

The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2021 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$7,986.9	$(643.8)	$—	$(643.8)
Investments in Equity Securities	830.6	(2.1)	(160.0)	(162.1)
LIABILITIES
Debt	$1,152.1	$47.1	$—	$47.1
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2020 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$7,605.9	$(576.0)	$—	$(576.0)
Investments in Equity Securities	858.5	(2.5)	(173.4)	(175.9)
LIABILITIES
Debt	$1,247.8	$41.2	$—	$41.2
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2021	2020	2019
Revenues:
Earned Premiums	$5,253.7	$4,672.2	$4,472.4
Net Investment Income	427.3	348.2	364.3
Change in Value of Alternative Energy Partnership Investments	(61.2)	—	—
Other Income (Loss)	4.8	94.6	35.5
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	114.6	72.1	138.9
Net Realized Gains on Sales of Investments	64.8	38.1	41.9
Impairment Losses	(11.0)	(19.5)	(13.8)
Total Revenues	5,793.0	5,205.7	5,039.2
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	4,600.8	3,323.6	3,188.3
Insurance Expenses	1,218.1	1,100.5	1,019.7
Loss from Early Extinguishment of Debt	—	—	5.8
Interest and Other Expenses	219.4	271.5	163.8
Total Expenses	6,038.3	4,695.6	4,377.6
Income (Loss) before Income Taxes	(245.3)	510.1	661.6
Income Tax Benefit (Expense)	124.8	(100.2)	(130.5)
Net Income (Loss)	$(120.5)	$409.9	$531.1
Net Income (Loss) Per Unrestricted Share:
Basic	$(1.87)	$6.24	$8.04
Diluted	$(1.87)	$6.14	$7.96
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2021	2020	2019
Net Income (Loss)	$(120.5)	$409.9	$531.1

Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Income	(284.5)	369.9	405.3
Credit Losses Recognized in Consolidated Statements of Income	(2.0)	(2.6)	—
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(8.8)	70.2	(7.8)
Gain on Cash Flow Hedges	0.5	0.4	0.4
Other Comprehensive Income (Loss) Before Income Taxes	(294.8)	437.9	397.9
Other Comprehensive Income Tax Benefit (Expense)	62.4	(93.5)	(83.6)
Other Comprehensive Income (Loss), Net of Taxes	(232.4)	344.4	314.3
Total Comprehensive Income (Loss)	$(352.9)	$754.3	$845.4
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2021	2020
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2021 - $7,358.2; 2020 - $6,692.7 Allowance for Credit Losses: 2021 - $7.5; 2020 - $3.3)	$7,986.9	$7,605.9
Equity Securities at Fair Value (Cost: 2021 - $618.7; 2020 - $684.1)	830.6	858.5
Equity Securities at Modified Cost	32.3	40.1
Equity Method Limited Liability Investments	241.9	204.0
Alternative Energy Partnership Investments	39.6	21.3
Convertible Securities at Fair Value	46.4	39.9
Short-term Investments at Cost which Approximates Fair Value	284.1	875.4
Other Investments	925.6	779.0
Total Investments	10,387.4	10,424.1
Cash	148.2	206.1
Receivables from Policyholders (Allowance for Credit Losses: 2021 - $13.6 ; 2020 - $20.9)	1,418.7	1,194.5
Other Receivables	207.3	222.4
Deferred Policy Acquisition Costs	677.6	589.3
Goodwill	1,312.0	1,114.0
Current Income Tax Assets	173.1	15.6
Other Assets	592.2	575.9
Total Assets	$14,916.5	$14,341.9
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,540.9	$3,527.5
Property and Casualty	2,772.7	1,982.5
Total Insurance Reserves	6,313.6	5,510.0
Unearned Premiums	1,898.7	1,615.1
Policyholder Obligations	504.0	467.0
Deferred Income Tax Liabilities	227.0	285.7
Accrued Expenses and Other Liabilities	843.6	727.9
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2021 - $1,152.1; 2020 - $1,247.8)	1,121.9	1,172.8
Total Liabilities	10,908.8	9,778.5
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,684,628 Shares Issued and Outstanding at December 30, 2021 and 65,436,207 Shares Issued and Outstanding at December 31, 2020	6.4	6.5
Paid-in Capital	1,790.7	1,805.2
Retained Earnings	1,762.5	2,071.2
Accumulated Other Comprehensive Income	448.1	680.5
Total Shareholders’ Equity	4,007.7	4,563.4
Total Liabilities and Shareholders’ Equity	$14,916.5	$14,341.9
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2021	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(120.5)	$409.9	$531.1
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Realized Investment (Gains) Losses	(64.8)	(38.1)	(41.9)
Impairment Losses	11.0	19.5	13.8
Depreciation and Amortization of Property, Equipment and Software	46.3	36.2	32.8
Amortization of Intangible Assets Acquired	53.5	18.8	29.7
Settlement Costs Related to Defined Benefit Pension Plan	—	64.1	—
Contribution to Defined Benefit Pension Plan	—	—	(55.3)
Loss from Early Extinguishment of Debt	—	—	5.8
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(33.5)	(4.0)	10.9
Loss from Change in Value of Alternative Energy Partnership Investments	61.2	—	—
(Increase) Decrease in Value of Equity and Convertible Securities	(114.6)	(72.1)	(138.9)
Changes in:
Receivables from Policyholders	(75.2)	(77.4)	(110.1)
Reinsurance Recoverables	20.6	16.8	35.6
Deferred Policy Acquisition Costs	(88.3)	(52.3)	(66.9)
Insurance Reserves	623.1	38.3	102.3
Unearned Premiums	105.9	69.6	121.2
Income Taxes	(163.1)	46.5	58.8
Other Assets and Liabilities	89.1	(27.8)	5.4
Net Cash Provided by Operating Activities	350.7	448.0	534.3
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	1,388.9	972.4	1,229.1
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	316.6	434.4	217.3
Real Estate Investments	8.0	5.4	—
Mortgage Loans	70.8	25.5	17.2
Other Investments	47.5	45.2	29.5
Purchases of Investments:
Fixed Maturities	(1,825.4)	(1,293.3)	(1,284.9)
Equity Securities	(124.3)	(319.1)	(307.0)
Real Estate Investments	(5.1)	(0.5)	(1.4)
Corporate-Owned Life Insurance	(100.0)	(100.0)	(150.0)
Mortgage Loans	(119.9)	(52.7)	(44.5)
Other Investments	(104.9)	(43.5)	(73.8)
Net Sales (Purchases) of Short-term Investments	687.2	(390.8)	(176.0)
Acquisition of Business, Net of Cash Acquired	(316.6)	—	—
Acquisition of Software and Long-lived Assets	(57.8)	(53.4)	(84.0)
Other	16.8	13.4	(4.9)
Net Cash Used by Investing Activities	(118.2)	(757.0)	(633.4)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(50.0)	—	(185.0)
Net Proceeds from Issuance of Long-term Debt	—	395.6	49.9
Proceeds from Policyholder Contract Obligations	386.8	467.0	615.8
Repayment of Policyholder Contract Obligations	(394.0)	(304.8)	(383.6)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	—	—	127.5
Proceeds from Shares Issued under Employee Stock Purchase Plan	5.4	4.4	1.6
Common Stock Repurchases	(161.7)	(110.4)	—
Dividends and Dividend Equivalents Paid	(80.6)	(78.9)	(67.8)
Other	3.7	5.4	2.4
Net Cash Provided (Used) by Financing Activities	(290.4)	378.3	160.8
Increase (Decrease) in Cash	(57.9)	69.3	61.7
Cash, Beginning of Year	206.1	136.8	75.1
Cash, End of Year	$148.2	$206.1	$136.8
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Year Ended December 31, 2021, 2020 and 2019
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2018	64.7	$6.5	$1,666.3	$1,355.5	$21.8	$3,050.1
Net Income (Loss)	—	—	—	531.1	—	531.1
Other Comprehensive Income (Loss), Net of Taxes (Note 13)	—	—	—	—	314.3	314.3
Cash Dividends and Dividend Equivalents to Shareholders ($1.03 per share)	—	—	—	(68.4)	—	(68.4)
Issuances of Common Stock (Note 14)	1.6	0.2	127.0	—	—	127.2
Shares Issued Under Employee Stock Purchase Plan (Note 14)	—	—	1.9	—	—	1.9
Equity-based Compensation Cost (Note 17)	—	—	25.3	—	—	25.3
Equity-based Awards, Net of Shares Exchanged (Note 17)	0.4	—	(1.3)	(7.9)	—	(9.2)
BALANCE, DECEMBER 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income (Loss)	—	—	—	409.9	—	409.9
Other Comprehensive Income (Loss), Net of Taxes (Note 13)	—	—	—	—	344.4	344.4
Cash Dividends and Dividend Equivalents to Shareholders ($1.20 per share)	—	—	—	(79.4)	—	(79.4)
Repurchases of Common Stock (Note 14)	(1.6)	(0.2)	(44.2)	(66.0)	—	(110.4)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	—	—	4.4	—	—	4.4
Equity-based Compensation Cost (Note 17)	—	—	24.9	—	—	24.9
Equity-based Awards, Net of Shares Exchanged (Note 17)	0.3	—	0.9	(3.6)	—	(2.7)
BALANCE, DECEMBER 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Income (Loss)	—	—	—	(120.5)	—	(120.5)
Other Comprehensive Income (Loss), Net of Taxes (Note 13)	—	—	—	—	(232.4)	(232.4)
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(81.0)	—	(81.0)
Repurchases of Common Stock (Note 14)	(2.1)	(0.2)	(57.8)	(103.7)	—	(161.7)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	0.1	—	5.4	—	—	5.4
Equity-based Compensation Cost (Note 17)	—	—	37.0	—	—	37.0
Equity-based Awards, Net of Shares Exchanged (Note 17)	0.3	0.1	0.9	(3.5)	—	(2.5)
BALANCE, DECEMBER 31, 2021	63.7	$6.4	$1,790.7	$1,762.5	$448.1	$4,007.7
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
During the first quarter of 2021, the Company elected to begin displaying its investments in Alternative Energy Partnerships in the Consolidated Statements of Income and Consolidated Balance Sheets as Change in Value of Alternative Energy Partnership Investments and Alternative Energy Partnership Investments, respectively. These were previously reported in Equity Method Limited Liability Investments on the Consolidated Balance Sheets. Impacts to prior period presentation are not material.
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
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, money market mutual funds and limited liability companies and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets. The changes in the fair value of such equity securities are reported in the Consolidated Statements of Income. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on the Consolidated Balance Sheets as Equity Securities at Modified Cost. Changes in the carrying value of Modified Cost investments due to observable price changes are recorded as Income (Loss) from Change in Fair Value of Equity and Convertible Securities.
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
Investments in Alternative Energy Partnerships are measured using the “HLBV” method of equity method accounting whereby changes in the estimated amount the Company would receive upon the liquidation and distribution of the equity investment’s net assets, are recorded in Net Investment Income. Tax credits allocated from investments in Alternative Energy Partnerships are recognized using the flow-through method, where credits are recorded as a reduction to tax expense in the period earned. Differences in the basis calculated under tax law and U.S. GAAP are recognized using the income statement approach, where basis differences are recorded to Income Tax Expense immediately, rather than deferred as adjustments to the carrying value of the asset. Certain partnerships for which results are not available on a timely basis are reported on a lag.
Short-term Investments include certificates of deposit and other fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and overnight interest-bearing accounts. Short-term Investments are reported at cost, which approximates fair value.
Other Investments primarily include COLI, loans to policyholders, real estate and mortgage loans. COLI is reported at cash surrender value with changes due to cost of insurance and investment experience reported in Net Investment Income in the Consolidated Statements of Income. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Real estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment loss on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows as well as the fair value, or, in the case of a property classified as held for sale, when the carrying value exceeds the fair value, net of costs to sell. Mortgage loans are carried at amortized cost, net of a reserve for expected credit losses as applicable.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income. Reinsurance Recoverables were $41.9 million and $50.1 million at December 31, 2021 and 2020, respectively. Accrued Investment Income was $79.6 million and $77.1 million at December 31, 2021 and 2020, respectively.
Other Assets
Other Assets primarily include property and equipment, internal use software, right-of-use assets, insurance licenses acquired in business combinations, the value of other intangible assets acquired and prepaid expenses. Property and equipment is depreciated over the useful lives of the assets, generally using the straight-line or double declining balance methods of depreciation depending on the asset involved. Internal use software is amortized over the useful life of the asset using the straight-line method of amortization and is evaluated for recoverability upon identification of impairment indications. Insurance licenses acquired in business combinations and other indefinite life intangibles are not amortized, but rather tested periodically for recoverability.
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $19.0 million and $20.3 million at December 31, 2021 and 2020, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships was $5.7 million and $3.4 million at December 31, 2021 and 2020, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships was $58.0 million and $57.6 million at December 31, 2021 and 2020, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
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
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance, if any, is maintained for the portion of deferred income tax assets that the Company does not expect to recover. Increases, if any, in the valuation allowance for deferred income tax assets are recognized as income tax expense. Decreases, if any, in the valuation allowance for deferred income tax assets are generally recognized as income tax benefit. The effect on deferred income tax assets and liabilities of a change in tax law including a change in tax rates is recognized in income from operations in the period in which the change is enacted.
The Company reports a liability for unrecognized tax benefits, if any, resulting from uncertain tax positions taken, or expected to be taken, in an income tax return, if any. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Adoption of New Accounting Guidance
Guidance Adopted in 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Further, ASU 2019-12 clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of ASU 2019-12 did not have a material effect on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of ASU 2020-01 did not have a material effect on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
criteria are met. The guidance in ASU 2020-04, if elected, shall apply to contract modifications if the terms that are modified directly replace, or have the potential to replace, a reference rate with another interest rate index. If other terms are contemporaneously modified in a manner that changes, or has the potential to change, the amount or timing of contractual cash flows, the guidance in ASU 2020-04 shall apply only if those modifications are related to the replacement of a reference rate. ASU 2020-04 is effective for contract modifications made between March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material effect on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its financial statements.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies that an entity should re-evaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods. The adoption of ASU 2020-08 did not have a material effect on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
The Company has adopted all other recently issued accounting pronouncements with effective dates prior to January 1, 2022. There were no adoptions of such accounting pronouncements during the year ended December 31, 2021 that had a material impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

NOTE 3. NET INCOME PER UNRESTRICTED SHARE
The Company’s awards of deferred stock units granted to Kemper’s non-employee directors prior to 2019 contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share.

A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the years ended December 31, 2021, 2020 and 2019 is presented below.

	2021	2020	2019
DOLLARS IN MILLIONS
Net Income (Loss)	$(120.5)	$409.9	$531.1
Less: Net Income Attributed to Participating Awards	—	0.4	1.7
Net Income (Loss) Attributed to Unrestricted Shares	(120.5)	409.5	529.4
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Net Income (Loss) Attributed to Unrestricted Shares	$(120.5)	$409.5	$529.4
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	64,264.4	65,636.1	65,880.9
Equity-based Compensation Equivalent Shares	—	1,093.7	667.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	64,264.4	66,729.8	66,548.1
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Net Income (Loss) Per Unrestricted Share	$(1.87)	$6.24	$8.04
Diluted Net Income (Loss) Per Unrestricted Share	$(1.87)	$6.14	$7.96

The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2021, 2020 and 2019, because the effect of inclusion would be anti-dilutive, is presented below.

SHARES IN THOUSANDS	2021	2020	2019
Equity-based Compensation Equivalent Shares	2,180.1	874.5	556.4
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	2,180.1	874.5	556.4
NOTE 4. ACQUISITION OF BUSINESS
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

NOTE 4 - ACQUISITION OF BUSINESS (Continued)
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
Intangible Assets
Intangible assets consist of capitalized costs, primarily of the estimated fair value of distribution, customer relationships, policies in force, trade names and licenses, and technology. The estimated useful lives of these assets range from 1 to 8 years. These assets are reported in Other Assets in the Consolidated Balance Sheets.
Identifiable definite and indefinite lived intangible assets acquired consisted of the following:

(Dollars in Millions)
Definite Life Intangibles
Value of Business Acquired	$42.9
Customer Relationships	4.8
Agent Relationships	7.2
Internal-Use Software	6.5
Trade Names	1.8
Indefinite Life Intangible Assets
Insurance Licenses	$2.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 4 - ACQUISITION OF BUSINESS (Continued)
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

	Year Ended
(Dollars in millions)	Dec 31, 2021	Dec 31, 2020
Total Revenues	$5,884.2	$5,585.7
Total Expenses	6,109.5	5,040.1
Income (Loss) before Income Taxes	(225.3)	545.6
Net Income (Loss)	$(105.1)	$443.0

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

NOTE 5. BUSINESS SEGMENTS
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
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $121.9 million, $109.5 million and $103.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not allocate Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments, Impairment Losses, Acquisition Related Transaction, Integration and Other Costs, Loss from Early Extinguishment of Debt, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments.
Segment Assets at December 31, 2021 and 2020 were:

DOLLARS IN MILLIONS	2021	2020
Specialty Property & Casualty Insurance	$5,936.5	$4,897.1
Preferred Property & Casualty Insurance	1,230.1	1,711.2
Life & Health Insurance	6,062.6	6,457.0
Corporate and Other, Net	1,687.3	1,276.6
Total Assets	$14,916.5	$14,341.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 5. BUSINESS SEGMENTS (Continued)
Earned Premiums by product line for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Specialty Property & Casualty Insurance:
Specialty Automobile	$3,533.7	$3,031.3	$2,825.6
Commercial Automobile	414.8	304.0	252.8
Preferred Property & Casualty Insurance:
Preferred Automobile	410.5	431.7	470.2
Homeowners	207.3	220.7	241.3
Other Personal Lines	33.9	35.8	38.8
Life & Health Insurance:
Life	401.7	385.7	384.6
Accident & Health	189.9	199.3	190.9
Property	61.9	63.7	68.2
Total Earned Premiums	$5,253.7	$4,672.2	$4,472.4

Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$3,948.5	$3,335.3	$3,078.4
Net Investment Income	152.5	114.1	107.5
Change in Value of Alternative Energy Partnership Investments	(29.0)	—	—
Other Income	4.1	1.8	7.0
Total Specialty Property & Casualty Insurance	4,076.1	3,451.2	3,192.9
Preferred Property & Casualty Insurance:
Earned Premiums	651.7	688.2	750.3
Net Investment Income	68.6	37.7	44.1
Change in Value of Alternative Energy Partnership Investments	(16.3)	—	—
Other Income	—	0.1	—
Total Preferred Property & Casualty Insurance	704.0	726.0	794.4
Life & Health Insurance:
Earned Premiums	653.5	648.7	643.7
Net Investment Income	202.7	198.8	206.4
Change in Value of Alternative Energy Partnership Investments	(15.8)	—	—
Other Income	(1.3)	0.6	8.5
Total Life & Health Insurance	839.1	848.1	858.6
Total Segment Revenues	5,619.2	5,025.3	4,845.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	114.6	72.1	138.9
Net Realized Gains on the Sales of Investments	64.8	38.1	41.9
Net Impairment Losses Recognized in Earnings	(11.0)	(19.5)	(13.8)
Other	5.4	89.7	26.3
Total Revenues	$5,793.0	$5,205.7	$5,039.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 5. BUSINESS SEGMENTS (Continued)
Segment Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes, for the years ended December 31, 2021, 2020 and 2019 was:

DOLLARS IN MILLIONS	2021	2020	2019
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$(292.1)	$420.9	$355.9
Preferred Property & Casualty Insurance	(39.8)	1.8	52.3
Life & Health Insurance	10.5	71.2	121.9
Total Segment Operating Income (Loss)	(321.4)	493.9	530.1
Corporate and Other Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	89.4	20.1
Other	(48.4)	(36.5)	(31.4)
Corporate and Other Operating Income (Loss)	(48.4)	52.9	(11.3)
Adjusted Consolidated Operating Income (Loss)	(369.8)	546.8	518.8
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	114.6	72.1	138.9
Net Realized Gains on Sales of Investments	64.8	38.1	41.9
Impairment Losses	(11.0)	(19.5)	(13.8)
Acquisition Related Transaction, Integration and Other Costs	(43.9)	(63.3)	(18.4)
Pension Obligation Settlement Costs	—	(64.1)	—
Loss from Early Extinguishment of Debt	—	—	(5.8)
Income (loss) before Income Taxes	$(245.3)	$510.1	$661.6

Segment Net Operating Income (Loss), including a reconciliation to Net Income (Loss), for the years ended December 31, 2021, 2020 and 2019 was:

DOLLARS IN MILLIONS	2021	2020	2019
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(196.1)	$337.9	$283.1
Preferred Property & Casualty Insurance	(12.5)	3.5	41.9
Life & Health Insurance	28.2	60.0	98.7
Total Segment Net Operating Income (Loss)	(180.4)	401.4	423.7
Corporate and Other Net Operating Income (Loss) From:
Partial Satisfaction of Judgment	—	70.6	15.9
Other	(38.4)	(33.2)	(21.3)
Total Corporate and Other Net Operating Income (Loss)	(38.4)	37.4	(5.4)
Adjusted Consolidated Net Operating Income (Loss)	(218.8)	438.8	418.3
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	90.5	57.0	109.7
Net Realized Gains on Sales of Investments	51.2	30.1	33.1
Impairment Losses	(8.7)	(15.4)	(10.9)
Acquisition Related Transaction, Integration and Other Costs	(34.7)	(50.0)	(14.5)
Pension Obligation Settlement Costs	—	(50.6)	—
Loss from Early Extinguishment of Debt	—	—	(4.6)
Net Income (Loss)	$(120.5)	$409.9	$531.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. Such estimates are based on individual case estimates for reported claims and estimates for IBNR losses, including expected development on reported claims. Property and Casualty Insurance Reserves are recorded net of any expected salvage and subrogation recoveries.
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
The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. However, changes in the Company’s business processes, by their very nature, are likely to affect the development patterns, which generally results in the historical development factors becoming less reliable over time in predicting how losses and LAE will ultimately develop. The Company’s actuaries use professional judgment in determining how much weight to place on the development patterns based on the older historical data and how much weight to place on the development patterns based on more recent data. In some cases, the Company’s actuaries make adjustments to the loss reserving estimation methodologies to estimate ultimate losses and LAE. The Company’s actuaries’ quarterly or yearly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses and LAE. Paid amounts are then subtracted from the ultimates to compute the reserves for property and casualty insurance losses and LAE. These results are reviewed by the Company’s actuaries and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company has limited access to the underlying data and, accordingly, relies on calculations provided by such pools. The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material.
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2021, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2017 through 2020 is presented as supplementary information and is unaudited.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2021
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$1,170.2	$1,175.6	$1,185.6	$1,181.6	$1,197.4	$15.1	458,261
2018		1,324.0	1,310.5	1,307.8	1,314.5	24.0	508,623
2019			1,461.5	1,494.7	1,506.1	54.8	546,521
2020				1,401.2	1,406.4	111.6	474,346
2021					1,856.9	607.1	544,207
Total					7,281.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017	2018	2019	2020	2021
2017	$498.3	$945.5	$1,092.9	$1,141.9	$1,169.3
2018		541.3	1,050.8	1,211.8	1,265.5
2019			567.3	1,200.7	1,382.0
2020				555.2	1,107.6
2021					657.1
Total					5,581.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2017, Net of Reinsurance					22.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,722.3
1Tables retrospectively include Infinity and AAC’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2021
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$533.1	$522.5	$522.0	$522.5	$522.4	$(0.1)	296,392
2018		558.9	548.6	548.0	547.8	(0.6)	309,577
2019			624.3	630.3	629.6	(10.5)	324,321
2020				650.5	659.5	(6.4)	296,167
2021					958.0	2.1	348,244
Total					3,317.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017	2018	2019	2020	2021
2017	$493.2	$525.6	$523.0	$522.7	$522.5
2018		509.4	553.1	549.0	548.3
2019			570.8	634.8	630.6
2020				585.5	663.8
2021					890.1
Total					3,255.3
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2017, Net of Reinsurance					1.6
Loss and Allocated LAE Reserves, Net of Reinsurance					$63.6
1Tables retrospectively include Infinity and AAC’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2021
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$120.5	$120.0	$118.3	$114.3	$114.4	$2.3	19,967
2018		123.2	116.5	113.0	110.9	4.7	20,195
2019			128.4	126.1	126.6	11.5	19,572
2020				140.5	152.0	25.5	19,354
2021					225.6	99.1	24,690
Total					729.5

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2017	2018	2019	2020	2021
2017	$36.3	$72.3	$90.7	$101.7	$107.2
2018		36.8	68.8	88.1	98.1
2019			32.4	75.7	99.5
2020				37.0	87.6
2021					50.8
Total					443.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2017, Net of Reinsurance					14.1
Loss and Allocated LAE Reserves, Net of Reinsurance					$300.4
1Tables retrospectively include Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2021
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$24.2	$23.5	$23.5	$23.4	$23.4	$—	9,792
2018		23.6	23.5	23.6	23.6	0.1	9,569
2019			26.0	27.1	26.9	(0.5)	9,305
2020				31.9	32.2	—	11,011
2021					52.4	0.4	16,494
Total					158.5

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2017	2018	2019	2020	2021
2017	$22.2	$23.5	$23.4	$23.4	$23.4
2018		21.7	23.6	23.6	23.6
2019			23.0	26.9	26.8
2020				26.2	31.9
2021					43.3
Total					149.0
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2017, Net of Reinsurance					0.4
Loss and Allocated LAE Reserves, Net of Reinsurance					$9.9
1Tables retrospectively include Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2021
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$164.4	$157.8	$155.8	$158.2	$160.0	$0.6	33,734
2018		157.6	156.3	161.7	163.4	1.7	31,922
2019			172.2	195.5	200.0	4.9	34,633
2020				148.9	153.6	16.1	24,438
2021					176.9	54.1	25,149
Total					853.9

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017	2018	2019	2020	2021
2017	$59.2	$108.9	$134.1	$143.2	$150.6
2018		55.5	107.6	132.7	147.4
2019			62.7	127.9	160.8
2020				44.4	92.8
2021					50.3
Total					601.9
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2017, Net of Reinsurance					10.2
Loss and Allocated LAE Reserves, Net of Reinsurance					$262.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2021
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$109.2	$105.8	$105.2	$105.1	$105.2	$—	62,685
2018		113.9	111.0	110.4	110.4	0.1	61,921
2019			126.4	125.8	125.9	0.3	67,181
2020				96.1	98.0	(0.5)	47,603
2021					118.5	(0.7)	50,533
Total					558.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017	2018	2019	2020	2021
2017	$104.4	$106.1	$105.2	$105.1	$105.2
2018		107.2	111.4	110.4	110.3
2019			120.7	126.5	125.6
2020				90.9	98.4
2021					113.1
Total					552.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2017, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$5.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2021
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$261.2	$259.5	$245.2	$243.8	$243.9	$1.3	19,619
2018		185.9	183.0	183.6	185.3	4.1	16,212
2019			162.9	161.8	163.1	2.5	14,670
2020				157.0	149.8	4.3	13,887
2021					149.9	19.1	12,422
Total					892.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017	2018	2019	2020	2021
2017	$165.8	$242.5	$235.7	$239.5	$241.7
2018		127.4	180.2	180.0	183.1
2019			111.1	150.4	157.7
2020				94.6	130.8
2021					100.6
Total					813.9
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2017, Net of Reinsurance					3.3
Loss and Allocated LAE Reserves, Net of Reinsurance					$81.4
The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2021 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheet at December 31, 2021.

DOLLARS IN MILLIONS	2021
Property and Casualty Insurance Reserves, Net of Reinsurance:
Specialty Personal Automobile Insurance—Liability	$1,722.3
Specialty Personal Automobile Insurance—Physical Damage	63.6
Commercial Automobile Insurance—Liability	300.4
Commercial Automobile Insurance—Physical Damage	9.9
Preferred Personal Automobile Insurance—Liability	262.2
Preferred Personal Automobile Insurance—Physical Damage	5.4
Homeowners Insurance	81.4
Other	46.7
Total	$2,491.9
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Specialty Personal Automobile Insurance—Liability	$10.3
Specialty Personal Automobile Insurance—Physical Damage	—
Commercial Automobile Insurance—Liability	3.2
Commercial Automobile Insurance—Physical Damage	—
Preferred Personal Automobile Insurance—Liability	19.2
Preferred Personal Automobile Insurance—Physical Damage	—
Homeowners Insurance	5.0
Other	4.2
Total	41.9
Unallocated LAE	238.9
Property and Casualty Insurance Reserves, Gross of Reinsurance	$2,772.7
The following is supplementary information about average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Specialty Personal Automobile Insurance—Liability	39.1%	79.3%	91.7%	95.8%	97.7%
Specialty Personal Automobile Insurance—Physical Damage	91.9	100.8	100.2	100.1	100.0
Commercial Automobile Insurance—Liability	27.5	60.7	79.1	88.7	93.7
Commercial Automobile Insurance—Physical Damage	87.2	99.9	99.9	100.0	100.0
Preferred Personal Automobile Insurance—Liability	31.9	64.6	81.8	89.9	94.2
Preferred Personal Automobile Insurance—Physical Damage	96.1	100.7	99.9	99.9	100.0
Homeowners Insurance	67.0	94.0	96.8	98.5	99.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2021, 2020 and 2019 was:

DOLLARS IN MILLIONS	2021	2020	2019
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,982.5	$1,969.8	$1,874.9
Less Reinsurance Recoverables at Beginning of Year	50.1	65.6	101.9
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	1,932.4	1,904.2	1,773.0
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	211.1	—	3.6
Incurred Losses and LAE related to:
Current Year	4,052.7	2,873.6	2,879.5
Prior Years	106.7	36.4	(71.1)
Total Incurred Losses and LAE	4,159.4	2,910.0	2,808.4
Paid Losses and LAE related to:
Current Year:	2,303.4	1,679.1	1,682.1
Prior Years	1,268.7	1,202.7	998.7
Total Paid Losses and LAE	3,572.1	2,881.8	2,680.8
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	2,730.8	1,932.4	1,904.2
Plus Reinsurance Recoverables at End of Year	41.9	50.1	65.6
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$2,772.7	$1,982.5	$1,969.8
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
In 2021, the Company increased its property and casualty insurance reserves by $106.7 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $85.3 million due primarily to legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Specialty Commercial Automobile insurance loss and LAE reserves developed adversely by $12.4 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Preferred Personal Automobile insurance loss and LAE reserves developed adversely by $12.1 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Homeowners insurance loss and LAE reserves developed favorably by $6.5 million due primarily to the emergence of more favorable loss patterns than expected. Other personal lines loss and LAE reserves developed adversely by $3.4 million due primarily to the emergence of less favorable loss patterns than expected for prior accident years.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
In 2019, the Company decreased its property and casualty insurance reserves by $71.1 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed favorably by $23.8 million due primarily to the emergence of more favorable loss patterns than expected for both liability and physical damage insurance for the 2018 accident year. Commercial lines insurance loss and LAE included favorable development of $12.9 million due primarily to the emergence of more favorable loss patterns than expected for commercial automobile liability insurance for 2018 and 2017 accident years. Preferred Personal Automobile insurance loss and LAE reserves developed favorably by $8.2 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance for several prior accident years and for physical damage insurance for 2018 accident year. Homeowners insurance loss and LAE reserves developed favorably by $19.7 million due primarily to the net reinsurance impact from the sale of subrogation rights related to the 2017 and 2018 California Wildfires. Other personal lines loss and LAE reserves developed favorably by $6.5 million due primarily to the emergence of more favorable loss patterns than expected for prior accident years.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance recoverables on property and casualty insurance reserves were $41.9 million and $50.1 million at December 31, 2021 and 2020, respectively. These recoverables are concentrated with several reinsurers, the majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2021 and 2020, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the year ended December 31, 2021.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,194.5	$20.9
Provision for Expected Credit Losses		50.5
Write-offs of Uncollectible Receivables from Policyholders		(57.8)
Balance at End of Period	$1,418.7	$13.6

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Commissions	$817.6	$745.8	$708.8
General Expenses	339.5	307.4	278.0
Premium Tax Expense	104.3	94.2	93.5
Total Costs Incurred	1,261.4	1,147.4	1,080.3
Policy Acquisition Costs:
Deferred	(772.6)	(693.4)	(475.2)
Amortized	684.3	641.8	408.3
Net Policy Acquisition Costs Amortized	(88.3)	(51.6)	(66.9)
Amortization of VOBA	45.0	4.7	6.3
Insurance Expenses	$1,218.1	$1,100.5	$1,019.7
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized. The Company recorded amortization of Deferred Policy Acquisition Costs of $684.3 million, $641.8 million and $408.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 8. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2021 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$610.1	$29.2	$(1.9)	$—	$637.4
States and Political Subdivisions	1,752.5	144.6	(7.0)	—	1,890.1
Foreign Governments	6.7	—	(1.2)	—	5.5
Corporate Securities:
Bonds and Notes	3,929.0	481.4	(16.0)	(7.5)	4,386.9
Redeemable Preferred Stocks	7.0	0.4	—	—	7.4
Collateralized Loan Obligations	756.0	0.9	(4.8)	—	752.1
Other Mortgage- and Asset-backed	296.9	12.4	(1.8)	—	307.5
Investments in Fixed Maturities	$7,358.2	$668.9	$(32.7)	$(7.5)	$7,986.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. INVESTMENTS (Continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2020 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
DOLLARS IN MILLIONS		Gains	Losses
U.S. Government and Government Agencies and Authorities	$536.5	$48.9	$(0.1)	$—	$585.3
States and Political Subdivisions	1,404.3	185.4	(0.2)	—	1,589.5
Foreign Governments	6.6	—	(1.1)	(0.3)	5.2
Corporate Securities:
Bonds and Notes	3,749.5	689.5	(10.6)	(3.0)	4,425.4
Redeemable Preferred Stocks	7.0	0.5	—		7.5
Collateralized Loan Obligations	785.1	2.3	(19.7)	—	767.7
Other Mortgage- and Asset-backed	203.7	21.6	—	—	225.3
Investments in Fixed Maturities	$6,692.7	$948.2	$(31.7)	$(3.3)	$7,605.9
Other Receivables included $0.6 million and $5.1 million of unsettled sales of Investments in Fixed Maturities at December 31, 2021 and December 31, 2020, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $12.7 million and $4.3 million at December 31, 2021 and 2020, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2021 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$109.0	$111.4
Due after One Year to Five Years	998.3	1,044.2
Due after Five Years to Ten Years	1,469.1	1,555.9
Due after Ten Years	3,255.6	3,730.1
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,526.2	1,545.3
Investments in Fixed Maturities	$7,358.2	$7,986.9
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2021 consisted of securities issued by the Government National Mortgage Association with a fair value of $406.4 million, securities issued by the Federal National Mortgage Association with a fair value of $46.8 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $32.6 million and securities of other non-governmental issuers with a fair value of $1,059.5 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2021 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$168.7	$(1.8)	$1.2	$(0.1)	$169.9	$(1.9)
States and Political Subdivisions	385.0	(6.9)	1.5	(0.1)	386.5	(7.0)
Foreign Governments	2.2	(0.6)	2.6	(0.6)	4.8	(1.2)
Corporate Securities:
Bonds and Notes	596.8	(13.1)	49.3	(2.9)	646.1	(16.0)
Redeemable Preferred Stocks	0.1	—	—	—	0.1	—
Collateralized Loan Obligations	250.9	(2.6)	192.6	(2.2)	443.5	(4.8)
Other Mortgage- and Asset-backed	100.1	(1.8)	—	—	100.1	(1.8)
Total Fixed Maturities	$1,503.8	$(26.8)	$247.2	$(5.9)	$1,751.0	$(32.7)
The Company regularly reviews its fixed maturity investment portfolio for factors that may indicate that a decline in fair value of an investment has resulted from an expected credit loss. The portions of the declines in the fair values of fixed maturity investments that are determined to be due to expected credit losses are reported as losses in the Consolidated Statements of Income in the periods when such determinations are made.

At December 31, 2021, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at December 31, 2021. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cash flows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Investment-grade fixed maturity investments comprised $23.7 million and below-investment-grade fixed maturity investments comprised $9.0 million of the unrealized losses on investments in fixed maturities at December 31, 2021. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4% of the amortized cost basis of the investment.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. INVESTMENTS (Continued)
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
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for year ended December 31, 2021.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.3	$3.0	$3.3
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	5.6	5.6
Reduction Due to Sales	—	—	—
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.3)	(0.8)	(1.1)
Write-offs Charged Against Allowance	—	(0.3)	(0.3)
End of Year	$—	$7.5	$7.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. INVESTMENTS (Continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for year ended December 31, 2020.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$—	$—	$—
Impact of Adopting ASU 2016-13	—	—	—
Additions for Securities for which No Previous Expected Credit Losses were Recognized	1.2	5.9	7.1
Reduction Due to Sales	(0.7)	(1.3)	(2)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.2)	(0.2)	(0.4)
Write-offs Charged Against Allowance	—	(1.4)	(1.4)
End of Year	$0.3	$3.0	$3.3
Equity Securities
Equity Securities at Fair Value
Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Consolidated Balance Sheets with changes in fair value recorded as Income from Change in Fair Value of Equity and Convertible Securities in the Consolidated Statements of Income. Net unrealized gains arising during the year ended December 31, 2021 and recognized in earnings, related to such investments still held as of December 31, 2021 were $111.9 million.
Equity Securities at Modified Cost
For Equity Securities at Modified Cost, the Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company recognized no decrease in the carrying value due to observable transactions for the year ended December 31, 2021. The Company recognized an impairment of $4.2 million on Equity Securities at Modified Cost for the year ended December 31, 2021 as a result of the Company’s qualitative impairment analysis. The Company has recognized no cumulative increases in the carrying value due to observable transactions, no cumulative decreases in the carrying value due to observable transactions and $10.0 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2021.
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

In 2021 and 2020, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments for all periods presented in the Consolidated Financial Statements. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $5,042.5 million, $3,554.5 million and $2,368.1 million, as of December 31, 2021, 2020 and 2019, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. INVESTMENTS (Continued)
totaled $2,074.8 million, $1,602.5 million and $817.2 million, as of December 31, 2021, 2020 and 2019, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $585.1 million, $74.9 million and $78.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2021 is limited to the total carrying value of $241.9 million. In addition, the Company had outstanding commitments totaling approximately $198.5 million to fund Equity Method Limited Liability Investments at December 31, 2021. At December 31, 2021, 4.0% of Equity Method Limited Liability Investments were reported without a reporting lag. 12.3% of the total carrying value were reported with a one month lag and the remainder were reported with more than a one month lag.
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
The Company’s maximum exposure to loss at December 31, 2021 is limited to the total carrying value of $39.6 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of December 31, 2021. Alternative Energy Partnership Investments are reported on a three month lag.
Other Investments
The carrying values of the Company’s Other Investments at December 31, 2021 and 2020 were:

DOLLARS IN MILLIONS	2021	2020
Company-Owned Life Insurance	$448.1	$327.4
Loans to Policyholders at Unpaid Principal	286.2	297.9
Real Estate at Depreciated Cost	94.0	98.7
Mortgage Loans and Other	97.3	55.0
Total	$925.6	$779.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2021, 2020 and 2019 was:

DOLLARS IN MILLIONS	2021	2020	2019
Investment Income:
Interest on Fixed Income Securities	$277.7	$289.8	$299.4
Dividends on Equity Securities Excluding Alternative Investments	15.9	15.4	22.9
Alternative Investments:
Equity Method Limited Liability Investments	56.7	4.9	1.0
Limited Liability Investments Included in Equity Securities	46.9	22.1	18.0
Total Alternative Investments	103.6	27.0	19.0
Short-term Investments	1.0	5.5	8.2
Loans to Policyholders	21.7	22.1	22.6
Real Estate	9.3	9.6	9.8
Other	32.4	13.2	1.5
Total Investment Income	461.6	382.6	383.4
Investment Expenses:
Real Estate	9.7	8.8	9.6
Other Investment Expenses	24.6	25.6	9.5
Total Investment Expenses	34.3	34.4	19.1
Net Investment Income	$427.3	$348.2	$364.3
Other Receivables includes accrued investment income of $79.6 million and $77.1 million at December 31, 2021 and 2020, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Fixed Maturities:
Gains on Sales	$63.4	$40.6	$41.1
Losses on Sales	(2.1)	(7.9)	(4.8)
Equity Securities:
Gains on Sales	4.1	5.9	5.8
Losses on Sales	(0.7)	(1.9)	(0.2)
Equity Method Limited Liability Investments:
Gains on Sales	0.4	—	—
Losses on Sales	—	(0.4)	—
Real Estate:
Gains on Sales	0.1	1.8	—
Losses on Sales	(0.4)	—	—
Net Realized Gains on Sales of Investments	$64.8	$38.1	$41.9

Gross Gains on Sales	$68.0	$48.3	$46.9
Gross Losses on Sales	(3.2)	(10.2)	(5.0)
Net Realized Gains on Sales of Investments	$64.8	$38.1	$41.9
The components of Impairment Losses reported in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Fixed Maturities	$(6.4)	$(16.7)	$(13.3)
Equity Securities	(4.2)	(2.8)	(0.5)
Real Estate	(0.4)	—	—
Net Impairment Losses Recognized in Earnings	$(11.0)	$(19.5)	$(13.8)
NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of fair value of financial assets and liabilities, including the supporting assumptions and methodologies, and uses independent third-party valuation service providers, broker quotes and internal pricing methodologies to determine fair values. The Company obtains or estimates only one single quote or price for each financial instrument. The Company uses a hierarchical framework for inputs to determine fair value which prioritizes the use of observable inputs and minimizes the use of unobservable inputs. Additionally, the Company categorizes fair value measurements based on the lowest level of input that is considered to be significant to the entire measurement.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2021 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

DOLLARS IN MILLIONS	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$132.8	$504.6	$—	$—	$637.4
States and Political Subdivisions	—	1,890.1	—	—	1,890.1
Foreign Governments	—	5.5	—	—	5.5
Corporate Securities:
Bonds and Notes	—	4,150.1	236.8	—	4,386.9
Redeemable Preferred Stocks	—	1.3	6.1	—	7.4
Collateralized Loan Obligations	—	752.1	—	—	752.1
Other Mortgage- and Asset-backed	—	300.5	7.0	—	307.5
Total Investments in Fixed Maturities	132.8	7,604.2	249.9	—	7,986.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	34.2	—	—	34.2
Other Industries	—	16.1	1.5	—	17.6
Common Stocks:
Finance, Insurance and Real Estate	18.9	—	—	—	18.9
Other Industries	2.9	—	—	—	2.9
Other Equity Interests:
Exchange Traded Funds	432.0	—	—	—	432.0
Limited Liability Companies and Limited Partnerships	—	—	—	325.0	325.0
Total Investments in Equity Securities at Fair Value	453.8	50.3	1.5	325.0	830.6
Convertible Securities at Fair Value	—	46.4	—	—	46.4
Total	$586.6	$7,700.9	$251.4	$325.0	$8,863.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)
At December 31, 2021, the Company had unfunded commitments to invest an additional $102.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.
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
The fair value hierarchy by level is designed to distinguish between inputs that are observable in the marketplace, which are therefore more objective, and those that are unobservable, which are more subjective. This leveling helps to indicate the relative subjectivity and reliability of the fair value measurements. Assets and liabilities reported on the Consolidated Statement of Financial Position at fair value are categorized as follows:
Level 1: Unadjusted quoted prices for identical assets or liabilities in an active market.
•The Company classifies investments in US Treasury Bonds, actively traded exchange traded funds, mutual funds, and public common stock as Level 1 securities.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)
Level 2: Observable inputs other than Level 1: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active; or (c) valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
•The Company classifies investments in public corporate bonds, states and political subdivisions bonds, collateralized loan obligations, mortgage-backed securities, convertible bonds, majority of preferred stocks and certain private placement bonds and common stock as Level 2 securities.

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.
•The Company classifies investments in certain private placement bonds, private asset backed securities and certain preferred stock as Level 3 securities.
The Company uses leading, nationally recognized valuation service providers of market data and analytics to price the vast majority of the Company’s investment portfolio. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested under the terms of our agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.
For most of the Company’s financial assets measured at fair value, all significant inputs are based on or corroborated by market observable data, and significant management judgment does not affect the periodic determination of fair value. Fixed income and equity securities valued using independent valuation service providers are classified as either Level 1 or Level 2 depending on the security type. These service providers utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information when developing prices. Due to most fixed maturity securities trading on less than a daily basis, the service providers’ evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.
The Company classifies investments as Level 3 in the fair value hierarchy when specific inputs significant to the fair value estimation models are not market observable. Significant unobservable inputs used by Company include credit profile, credit spread, and resulting market yield, which involve considerable judgment by management. This primarily occurs when fair value is derived using non-binding broker quotes where the inputs have not been corroborated to be market observable, or internal valuation estimates that use significant non-market observable inputs.
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2021.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$87.9	2.3%	-	10.3%	5.4%
Non-investment-grade:
Senior Debt	Market Yield	76.1	5.1	-	20.2	8.5
Junior Debt	Market Yield	53.9	6.0	-	27.5	15.0
Other	Various	32.0
Total Level 3 Fixed Maturity Investments		$249.9
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2021 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$433.0	$6.2	$—	$10.0	$—	$449.2
Total Gains (Losses):
Included in Consolidated Statement of Income	2.8	—	—	—	—	2.8
Included in Other Comprehensive Income (Loss)	1.2	(0.1)	0.1	(0.5)	0.7	1.4
Purchases	104.6	—	17.7	16.2	1.7	140.2
Settlements	—	—	—	(0.1)	—	(0.1)
Sales	(128.1)	—	(10.0)	(0.2)	—	(138.3)
Transfers into Level 3	8.1	—	10.0	—	1.7	19.8
Transfers out of Level 3	(184.8)	—	(17.8)	(18.4)	(2.6)	(223.6)
Balance at End of Year	$236.8	$6.1	$—	$7.0	$1.5	$251.4
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2020 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities					Total
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed
Balance at Beginning of Year	$409.1	$—	$6.7	$618.2	$10.2	$1,044.2
Total Gains (Losses):
Included in Consolidated Statement of Income	(9.0)	—	—	(0.3)	—	(9.3)
Included in Other Comprehensive Income (Loss)	3.2	0.1	0.5	(9.3)	0.4	(5.1)
Purchases	185.9	0.6	0.2	53.5	—	240.2
Settlements	—	—	—	—	(0.1)	(0.1)
Sales	(165.2)	—	—	(26.4)	(0.5)	(192.1)
Transfers into Level 3	9.0	—	—	—	—	9.0
Transfers out of Level 3	—	(0.7)	(1.2)	(635.7)	—	(637.6)
Balance at End of Year	$433.0	$—	$6.2	$—	$10.0	$449.2
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	December 31, 2021		December 31, 2020
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$286.2	$286.2	$297.9	$297.9
Short-term Investments	284.1	284.1	875.4	875.4
Mortgage Loans	96.8	96.8	54.6	54.6
Company-Owned Life Insurance	448.1	448.1	327.4	327.4
Equity Securities at Modified Cost	32.3	32.3	40.1	40.1
Financial Liabilities:
Long-term Debt, Current and Non-current	$1,121.9	$1,152.1	$1,172.8	$1,247.8
Policyholder Contract Liabilities	401.9	401.9	407.8	407.8
The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short-term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The fair value of Company-Owned Life Insurance approximates cash surrender value. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2021 and 2020 were:

DOLLARS IN MILLIONS	2021	2020
Specialty Property & Casualty Insurance	$1,043.0	$845.0
Preferred Property & Casualty Insurance	49.6	49.6
Life & Health Insurance	219.4	219.4
Total	$1,312.0	$1,114.0
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2021. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on January 1, 2017. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit tested.
The Gross carrying amount and accumulated amortization of Definite and Indefinite life intangible assets at December 31, 2021 and 2020 were:

	2021			2020
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Definite Life Intangibles:
Value of Business Acquired	$237.5	$218.5	$19.0	$194.5	$174.2	$20.3
Customer Relationships	43.8	38.1	5.7	39.0	35.6	3.4
Agent Relationships	81.6	23.6	58.0	74.4	16.8	57.6
Trade Names	1.8	0.9	0.9	—	—	—
Internal-Use Software	341.7	132.4	209.3	299.6	108.6	191.0
Total Definite Life Intangible Assets	706.4	413.5	292.9	607.5	335.2	272.3
Indefinite Life Intangible Assets:
Trade Names	5.2	—	5.2	5.2	—	5.2
Insurance Licenses	45.1	—	45.1	42.6	—	42.6
Total Indefinite Life Intangible Assets	50.3	—	50.3	47.8	—	47.8

Total Intangible Assets	$756.7	$413.5	$343.2	$655.3	$335.2	$320.1
The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheets. Definite life intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite life intangible assets are not amortized, but rather tested annually for impairment. In 2021 and 2020, the Company recognized amortization expense on definite life intangible assets of $87.0 million and $42.3 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. GOODWILL AND INTANGIBLE ASSETS (Continued)
The amount of amortization expense expected to be recorded in the next five years for definite life intangible assets is as follows:

DOLLARS IN MILLIONS	2022	2023	2024	2025	2026
Definite Life Intangible Assets:
Value of Business Acquired	$3.6	$2.0	$1.9	$1.8	$1.7
Customer Relationships	3.0	1.1	0.4	0.4	0.3
Agent Relationships	7.3	7.3	5.5	4.9	4.9
Trade Names	0.9	—	—	—	—
Internal-Use Software	33.3	30.4	23.9	18.9	16.2
Total	$48.1	$40.8	$31.7	$26.0	$23.1
NOTE 12. VARIABLE INTEREST ENTITIES

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
The Company’s interest in the Alternative Energy Partnership Investment is considered an investment in a variable interest entity (“VIE”). To determine whether the investment should be consolidated in the Consolidated Financial Statements, the Company evaluates whether it is the primary beneficiary of the VIE. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance of the entity and therefore is not required to consolidate the VIE. The project sponsor governs the entity and the Company only has consent rights that have been deemed protective in nature and does not participate in key economic decisions of the entity.
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax Expense (Benefit) on the Consolidated Statements of Income.
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments as of the periods indicated:

	Year Ended
(Dollars in millions)	Dec 31, 2021	Dec 31, 2020
Fundings	$80.0	$20.0
Cash distribution from investment	0.5	—
Gain (loss) on investments in Alternative Energy Partnership	(61.2)	—
Income tax credits recognized	73.9	3.6
Tax benefit (expense) recognized from HLBV application	5.1	(0.4)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. VARIABLE INTEREST ENTITIES (Continued)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of the dates indicated:

(Dollars in millions)	Dec 31, 2021
Cash	$21.5
Equipment, net of depreciation	310.5
Other assets	3.0
Total unconsolidated assets	335.0
Maximum loss exposure	39.6
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $39.6 million, which is the carrying value of the investment at December 31, 2021.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the years ended December 31, 2021, 2020 and 2019 were:

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2019	$119.3	$—	$(94.5)	$(3.0)	$21.8
Other Comprehensive Income (Loss) Before Reclassifications	342.4	—	(6.1)	0.3	336.6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $5.8, $—, $—, $— and $5.8	(22.3)	—	—	—	(22.3)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(85.2), $—, $1.7, $(0.1) and $(83.6)	320.1	—	(6.1)	0.3	314.3
Balance as of December 31, 2019	$439.4	$—	$(100.6)	$(2.7)	$336.1
Other Comprehensive Income (Loss) Before Reclassifications	304.4	(2.1)	4.3	0.4	307.0
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $3.6, $—, $(13.5), $— and $(9.9)	(13.2)	—	50.6	—	37.4
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(78.7), $0.5, $(15.3), $— and $(93.5)	291.2	(2.1)	54.9	0.4	344.4
Balance as of December 31, 2020	$730.6	$(2.1)	$(45.7)	$(2.3)	$680.5
Other Comprehensive Income (Loss) Before Reclassifications	(182.0)	(1.6)	(6.5)	—	(190.1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $11.3, $—, $—, $(0.1) and $11.2	(42.8)	—	0.1	0.4	(42.3)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $59.7, $0.4, $2.4, $(0.1) and $62.4	(224.8)	(1.6)	(6.4)	0.4	(232.4)
Balance as of December 31, 2021	$505.8	$(3.7)	$(52.1)	$(1.9)	$448.1

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Consolidated Statements of Income Line Item Affected by Reclassifications
Net unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Gains on Sales of Investments and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gain (Loss) on Cash Flow Hedges	Interest and Other Expenses

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 14. SHAREHOLDERS’ EQUITY
Common Stock Issuance
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2021 and 2020. There were 63,684,628 shares and 65,436,207 shares of common stock outstanding at December 31, 2021 and 2020, respectively.
On June 7, 2019, the Company completed a public offering of its common stock and issued 1.6 million shares of common stock, at $83.00 per share. Gross proceeds from the offering were $128.9 million. Transaction costs, including the underwriting discount, were $1.7 million. In July 2019, the Company used the net proceeds of $127.2 million from the offering, together with a portion of the proceeds from the 2023 Term Loan (see Note 19, “Debt”) to redeem all $150.0 million in aggregate outstanding principal of its 7.375% Subordinated Debentures due 2054.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.0 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million as of December 31, 2020. As of December 31, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the years ended 2021 and 2020, Kemper repurchased and retired approximately 2,085,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and $110.4 million and an average cost per share of $77.58 and $68.29, respectively.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Kemper did not repurchase any of its common stock in open market transactions in the fourth quarter of 2021.
Employee Stock Purchase Plan
During the years ended December 31, 2021, 2020, and 2019, the Company issued 79,000, 61,000, and 24,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $58.08, $61.57, and $66.08 per share. Compensation costs charged against income were $0.8 million, $0.7 million, and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Dividends
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $347.0 million to Kemper in 2021. In 2022, Kemper’s insurance subsidiaries would be able to pay $191.2 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $4.5 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2021.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $446.0 million and $430.4 million at December 31, 2021 and 2020, respectively. Statutory net income (loss) for the Company’s life and health insurance subsidiaries was $(12.4) million, $60.7 million and $90.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $1.5 billion and $1.7 billion at December 31, 2021 and 2020, respectively. Statutory net income (loss) for the Company’s property and casualty insurance subsidiaries was $(206.9) million, $361.6 million and $347.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $157.7 million at December 31, 2021. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 14. SHAREHOLDERS’ EQUITY (Continued)
property and casualty insurance subsidiaries collectively was $668.2 million at December 31, 2021. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2021, Kemper issued dividends and dividend equivalents of $81.0 million, of which $80.6 million was paid to shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2021. Kemper had the ability to pay without restrictions of $1.2 billion in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2021.
NOTE 15. PENSION BENEFITS
Kemper sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 3,145 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2021 and 2020 is presented below.

DOLLARS IN MILLIONS	2021	2020
Fair Value of Plan Assets at Beginning of Year	$405.4	$664.6
Actual Return on Plan Assets	(0.7)	92.1
Employer Contributions	—	—
Benefits Paid	(13.0)	(145.9)
Settlement Benefits	—	(205.4)
Fair Value of Plan Assets at End of Year	391.7	405.4
Projected Benefit Obligation at Beginning of Year	382.3	660.5
Interest Cost	7.2	16.5
Benefits Paid	(13.0)	(145.9)
Settlement Benefits	—	(205.4)
Plan Amendments	18.3	—
Actuarial (Gains) Losses	(16.0)	56.6
Projected Benefit Obligation at End of Year	378.8	382.3
Funded Status—Plan Assets in Excess (Deficit) of Projected Benefit Obligation	$12.9	$23.1
Unamortized Amount Reported in AOCI at End of Year	$(77.6)	$(68.2)
Accumulated Benefit Obligation at End of Year	$378.8	$382.3
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2021” and “2020” were December 31, 2021 and December 31, 2020, respectively.
In 2021, the Plan was amended to update the actuarial equivalence used to determine both the early retirement factors and the optional form factors as of December 31, 2021. The result of this amendment was an increase to the Projected Benefit Obligation of $18.3 million, which was recognized in Prior Service Cost for the year ended December 31, 2021.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 15. PENSION BENEFITS (Continued)
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2021 and 2020 were:

	2021	2020
Discount Rate	2.89%	2.56%
Rate of Increase in Future Compensation Levels	3.40	3.40
Asset allocations for the Pension Plan at December 31, 2021 and 2020 by asset category were:

ASSET CATEGORY	2021	2020
Corporate Bonds and Notes	30%	37%
Common and Preferred Stocks	—	24
Bond Exchange Traded Funds	32	27
Cash and Short-term Investments	36	2
Other Assets	2	10
Total	100%	100%
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
The trust investment committee for the Pension Plan, along with its third party fiduciary advisor, periodically reviews the performance of the Pension Plan’s investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (see Note 25, “Related Parties,” to the Consolidated Financial Statements), manage the equity investments of the trust for the Pension Plan. Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plan. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plan.
The Company determines its Expected Long Term Rate of Return on Plan Assets based primarily on the Company’s expectations of future returns, with consideration to historical returns, for the Pension Plan’s investments, based on target allocations of the Pension Plan’s investments.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 15. PENSION BENEFITS (Continued)
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 10, “Fair Value Measurements,” to the Consolidated Financial Statements. Fair value measurements for the Pension Plan’s assets at December 31, 2021 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$54.6	$—	$—	$—	$54.6
States and Political Subdivisions	—	0.1	—	—	0.1
Foreign Governments	—	0.6	—	—	0.6
Corporate Bonds and Notes	—	62.3	—	—	62.3
Equity Securities:
Other Equity Interests:
Bond Exchange Traded Funds	125.0	—	—	—	125.0
Limited Liability Companies and Limited Partnerships	—	—	—	8.4	8.4
Short-term Investments	140.2	—	—	—	140.2
Receivables and Other	0.5	—	—	—	0.5
Total	$320.3	$63.0	$—	$8.4	$391.7
Fair value measurements for the Pension Plan’s assets at December 31, 2020 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$68.3	$—	$—	$—	$68.3
States and Political Subdivisions	—	0.7	—	—	0.7
Corporate Bonds and Notes	—	81.3	—	—	81.3
Equity Securities:
Common Stocks:
Other Industries	64.8	—	—	—	64.8
Other Equity Interests:
Collective Investment Funds	—	—	—	32.1	32.1
Bond Exchange Traded Funds	108.6	—	—	—	108.6
Limited Liability Companies and Limited Partnerships	—	—	—	41.6	41.6
Short-term Investments	7.4	—	—	—	7.4
Receivables and Other	0.6	—	—	—	0.6
Total	$249.7	$82.0	$—	$73.7	$405.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 15. PENSION BENEFITS (Continued)
The components of Comprehensive Pension Expense (Income) for the Pension Plan for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Service Cost Earned During the Year	$—	$—	$—
Interest Cost on Projected Benefit Obligation	7.2	16.5	22.3
Expected Return on Plan Assets	(9.5)	(27.6)	(30.6)
Amortization of Actuarial Loss	2.9	5.6	2.9
Settlement Expense	—	64.1	—
Pension Expense (Income) Recognized in Consolidated Statements of Income	0.6	58.6	(5.4)
Unrecognized Pension Gain (Loss) Arising During the Year	(6.0)	(7.8)	4.2
Prior Service Credit Arising During the Year	18.3	—	—
Amortization of Accumulated Unrecognized Pension Loss	(2.9)	(69.8)	(2.9)
Comprehensive Pension Expense (Income)	$10.0	$(19.0)	$(4.1)
The actuarial loss included in AOCI at December 31, 2021 is being amortized over approximately 27 years, the remaining average estimated life expectancy of participants. The Company estimates that Pension Income for the Pension Plan for the year ended December 31, 2022 will include expense of $3.7 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2021.
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
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2021, 2020 and 2019 were:

	2021	2020	2019
Weighted-average Discount Rate	2.56%	2.56%	4.28%
Service Cost Discount Rate	2.41	2.42	4.26
Interest Cost Discount Rate	1.90	1.89	3.91
Rate of Increase in Future Compensation Levels	3.40	3.40	3.40
Expected Long Term Rate of Return on Plan Assets	2.70	4.90	5.70
The Company did not contribute to the Pension Plan in 2020 or 2021. The Company does not expect that it will be required to contribute to the Pension Plan in 2022, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service of certain participants that remain eligible for a benefit accrual, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2022	2023	2024	2025	2026	2027-2031
Estimated Pension Benefit Payments	$17.0	$16.5	$17.3	$18.1	$18.7	$97.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 15. PENSION BENEFITS (Continued)
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $28.0 million and $30.7 million at December 31, 2021 and 2020, respectively. Pension expense for the Supplemental Plan was $0.7 million, $0.8 million, and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. An actuarial gain of $1.3 million before taxes, an actuarial loss of $2.7 million before taxes and an actuarial loss of $5.6 million before taxes are included in Other Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $28.9 million, $26.1 million and $26.0 million in 2021, 2020 and 2019, respectively.
NOTE 16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Kemper and Infinity sponsor other than pension postretirement employee benefit plans (“OPEB”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.
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
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2021 and 2020 were:

DOLLARS IN MILLIONS
	2021	2020
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	1.1	1.5
Plan Participants’ Contributions	0.1	0.2
Benefits Paid	(1.2)	(1.7)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	13.7	12.8
Service Cost	0.3	0.2
Interest Cost	0.1	0.3
Plan Participants’ Contributions	0.1	0.2
Benefits Paid	(1.2)	(1.7)
Actuarial (Gain) Loss	(1.8)	1.9
Accumulated Postretirement Benefit Obligation at End of Year	11.2	13.7
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(11.2)	$(13.7)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$17.5	$18.7
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2021” and “2020” were December 31, 2021 and December 31, 2020, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2021 and 2020 were:

	2021	2020
Discount Rate	2.56%	2.13%
Rate of Increase in Future Compensation Levels	2.20	2.20
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2021 was 6.29% for 2022, gradually declining to 4.8% in the year 2028 and remaining at that level thereafter for medical benefits and 7.04% for 2022, gradually declining to 4.8% in the year 2029 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2020 was 6.5% for 2021, gradually declining to 4.8% in the year 2027 and remaining at that level thereafter for medical benefits and 7.5% for 2021, gradually declining to 4.8% in the year 2028 and remaining at that level thereafter for prescription drug benefits.
The components of Comprehensive OPEB Expense (Income) for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Service Cost Earned During the Year	$0.3	$0.2	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.3	0.4
Amortization of Prior Service Credit	(1.3)	(1.3)	(1.3)
Amortization of Accumulated Unrecognized OPEB Gain	(1.7)	(1.9)	(2.4)
OPEB Income Recognized in Consolidated Statements of Income	(2.6)	(2.7)	(3.1)
Unrecognized OPEB (Gain) Loss Arising During the Year	(1.8)	1.9	(1.7)
Amortization of Prior Service Credit	1.3	1.3	1.3
Amortization of Accumulated Unrecognized OPEB Gain	1.7	1.9	2.4
Comprehensive OPEB (Income) Expense	$(1.4)	$2.4	$(1.1)
The Company estimates that OPEB Expense for the year ended December 31, 2022 will include income of $2.9 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2021.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2021, 2020 and 2019 were:

	2021	2020	2019
Weighted-average Discount Rate	1.99%	2.96%	4.08%
Service Cost Discount Rate	2.06	2.94	4.16
Interest Cost Discount Rate	1.19	2.47	3.69
Rate of Increase in Future Compensation Levels	2.20	2.20	2.20
The Company expects to contribute $1.2 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2022.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2022	2023	2024	2025	2026	2027-2031
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$1.2	$1.2	$1.2	$1.1	$1.0	$3.8
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$1.2	$1.2	$1.2	$1.1	$1.0	$3.8
NOTE 17. LONG-TERM EQUITY-BASED COMPENSATION
On May 5, 2020, Kemper’s shareholders approved the 2020 Omnibus Equity Plan (“2020 Omnibus Plan”). A maximum number of 7,000,000 shares of Kemper common stock may be issued under the 2020 Omnibus Plan (the “Share Authorization”). After the approval date of the 2020 Omnibus Plan, no new awards will be granted under the 2011 Omnibus Equity Plan (“2011 Omnibus Plan”) that had been approved by Kemper’s Shareholders on May 4, 2011, but awards previously granted under the 2011 Omnibus Plan remain outstanding in accordance with their original terms. As of December 31, 2021, there were 5,253,076 common shares available for future grants under the 2020 Omnibus Plan, of which 1,814,274 shares were reserved for future grants based on the performance results under the terms of outstanding performance share units (“PSUs”).
The design of the 2020 Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include time-based restricted stock units (collectively “RSUs”) and PSUs.
Outstanding equity-based compensation awards at December 31, 2021 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), RSUs, PSUs and Deferred Stock Units (“DSUs”). RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of DSUs received full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
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
For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance units granted. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $28.0 million, $24.9 million and $25.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
unamortized compensation expense related to unvested awards at December 31, 2021 was $23.6 million, which is expected to be recognized over the next three years ending December 31, 2022, 2023 and 2024.
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
Under the Non-employee Director compensation program in effect for 2021, each Non-employee Director elected at the 2021 annual shareholder meeting received an annual RSU award with an aggregate grant date fair value of $130,000 (“Director RSUs”) at the conclusion of the meeting, and new Non-employee Directors who joined the Board received an initial award of Director RSUs valued at the percentage of the full grant date fair value of $130,000 that represents the number of quarterly
Board meetings the new director was expected to attend during the remaining portion of the then-current annual compensation period that ends on the date of the next annual shareholder meeting. The Director RSUs vest over a period of one year, enable the award holder to make an election to defer the conversion to shares of common stock in accordance with applicable deferral rules, and include the right to receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled. Each Non-employee Director elected at the 2020 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, and, each Non-employee Director elected at the 2019 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, under the Non-employee Director compensation program in effect for the applicable year.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2021, 2020 and 2019 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2021, 2020 and 2019 are presented below.

	2021			2020			2019
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	33.67%	-	38.04%	29.22%	-	37.27%	28.97%	-	33.78%
Risk-free Interest Rate	0.26	-	1.33	0.17	-	1.46	1.35	-	2.60
Expected Dividend Yield	1.18	-	1.78	1.19	-	1.48	1.05	-	1.38
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6	4	-	6	4	-	6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Tandem Award activity for the year ended December 31, 2021 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	1,900,957	$60.97
Granted	406,553	69.88
Exercised	(75,802)	60.84
Forfeited or Expired	(127,729)	73.59
Outstanding at December 31, 2021	2,103,979	61.93	6.50	$12.1
Vested and Expected to Vest at December 31, 2021	2,039,134	$61.57	6.44	$12.1
Exercisable at December 31, 2021	1,389,206	$56.26	5.50	$12.0
The weighted-average grant-date fair values of Tandem Awards granted during 2021, 2020 and 2019 were $19.29, $19.24 and $20.99, respectively. Total intrinsic value of Tandem Awards exercised was $1.3 million, $7.1 million and $7.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash received from exercises of Tandem Awards was $3.7 million, $5.0 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.3 million, $1.5 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Information pertaining to Tandem Awards outstanding at December 31, 2021 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$20.01	-	30.00	108,562	$27.79	4.03	108,562	$27.79
30.01	-	40.00	122,906	34.42	3.33	122,906	34.42
40.01	-	50.00	345,616	42.44	4.74	345,616	42.44
50.01	-	60.00	335,000	59.80	5.97	331,639	59.87
60.01	-	70.00	405,923	69.26	8.75	50,325	66.90
70.01	-	80.00	749,520	76.31	7.22	406,480	76.31
80.01	-	90.00	36,452	83.69	6.16	23,678	84.23
20.01	-	90.00	2,103,979	61.93	6.50	1,389,206	56.26
The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant.
Activity related to nonvested RSUs for the year ended December 31, 2021 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	132,026	$72.30
Granted	38,375	68.38
Vested	(81,967)	72.85
Forfeited	(6,733)	73.40
Nonvested Balance at December 31, 2021	81,701	$69.82

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
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
Activity related to nonvested PSU awards for the year ended December 31, 2021 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	502,857	$78.12
Granted	385,244	72.07
Vested	(195,847)	62.18
Forfeited	(91,933)	79.96
Nonvested Balance at December 31, 2021	600,321	$79.15
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2021, 2020 and 2019 three-year performance periods was 265,765 common shares, 220,392 common shares and 118,601 common shares, respectively, (as “full value awards,” the equivalent of 797,295 shares, 661,176 shares, and 355,803 shares, respectively, under the Share Authorization) at December 31, 2021.
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
Sixty-seven percent of the PSU awards granted to employees in 2021, Sixty-seven percent of the PSU awards granted to employees in 2020 and fifty percent of the PSU awards granted to employees in 2019 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2021, 2020 and 2019 awards end on January 31, 2024, January 31, 2023 and January 31, 2022, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Thirty-three percent of the PSU awards granted to employees and officers in 2021, Thirty-three percent of the PSU awards granted to employees in 2020 and fifty percent of the PSU awards granted to employees in 2019 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2021, 2020 and 2019 awards end on December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2021 was $19.6 million. The tax benefits for tax deductions realized from such awards was $4.1 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2020 was $20.4 million. The tax benefits for tax deductions realized from such awards was $4.3 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2019 was $24.8 million. The tax benefits for tax deductions realized from such awards was $5.2 million.
The grant-date fair values of DSU awards granted to Non-employee Directors were determined using the closing price of Kemper common stock on the date of grant. Beginning in 2019 DSU awards are no longer issued to Non-employee Directors. All previously granted shares had vested upon issuance and as such, no DSUs vested during the years ended December 31, 2021, 2020 and 2019.
Activity related to DSU awards for the year ended December 31, 2021 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	44,820	$44.74
Reduction for Shares Issued on Conversion	—	—
Vested Balance at December 31, 2021	44,820	$44.74
NOTE 18. POLICYHOLDER OBLIGATIONS
Policyholder Obligations at December 31, 2021 and 2020 were as follows:

DOLLARS IN MILLIONS	December 31,
	2021	2020
FHLB Funding Agreements	$401.9	$407.8
Universal Life-type Policyholder Account Balances	102.1	59.2
Total	$504.0	$467.0
Kemper’s subsidiary, United Insurance has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. United Insurance received advances of $385.4 million from the FHLB of Chicago and made repayments of $391.3 million under the spread lending program in 2021. United Insurance received advances of $466.4 million and made repayments of $302.0 million from the FHLB of Chicago in 2020 under the spread lending program.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 18. POLICYHOLDER OBLIGATIONS (Continued)
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at December 31, 2021 and 2020 is presented below.

DOLLARS IN MILLIONS	2021	2020
Liability under Funding Agreements	$401.9	$407.8
Fair Value of Collateral Pledged	556.6	530.5
FHLB of Chicago Common Stock Owned at Cost	11.8	11.8
NOTE 19. DEBT
Amended and Extended Credit Agreement and Term Loan Facility
On June 8, 2018, the Company entered into an amended and extended credit agreement and term loan facility. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $300.0 million and extended the maturity date to June 8, 2023. On June 4, 2019, the Company utilized the accordion feature under the credit agreement to increase its credit borrowing capacity by $100.0 million, resulting in the available credit commitments increasing from $300.0 million to $400.0 million. The Company incurred $0.1 million in additional debt issuance costs in connection with the utilization of the accordion feature which, in addition to the $0.5 million of remaining unamortized costs under the credit agreement, will be amortized under the remaining term of the credit agreement. There were no outstanding borrowings under the credit agreement at either December 31, 2021 or December 31, 2020.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or, in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at December 31, 2021 and 2020 was:

(Dollars in Millions)	Dec 31, 2021	Dec 31, 2020
Term Loan due July 5, 2023	$—	$49.9
5.000% Senior Notes due September 19, 2022	276.7	278.3
4.350% Senior Notes due February 15, 2025	449.0	448.8
2.400% Senior Notes due September 30, 2030	396.2	395.8
Total Long-term Debt Outstanding	$1,121.9	$1,172.8
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

NOTE 19. DEBT (Continued)
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and Alliance are members of the FHLBs of Chicago, Dallas and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at December 31, 2021 or December 31, 2020. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 18, “Policyholder Obligations,” to the Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $43.6 million, $36.0 million and $42.5 million for the years ended December 31, 2021, 2020 and 2019 respectively. Interest paid, including facility fees, was $43.9 million, $34.6 million and $44.0 million for the years ended December 31, 2021, 2020 and 2019 respectively.
NOTE 20. LEASES
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	2021	2020
Operating Lease Right-of-Use Assets	$64.4	$68.6
Operating Lease Liabilities	84.8	89.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 20. LEASES (Continued)
Lease expenses are primarily included in insurance expenses in the Consolidated Statements of Income. Additional information regarding the Company’s operating leases is presented below.

(Dollars in Millions)	2021	2020
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$0.2	$0.3
Operating Lease Cost	22.3	20.9
Variable Lease Cost	0.2	—
Short-Term Lease Cost (1)	5.0	4.6
Total Lease Expense	$27.7	$25.8
Less: Sub-Lease Income	0.3	—
Total Lease Cost	$27.4	$25.8
(1) - Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet.

Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the year ended December 31, 2021 and 2020 is as follows:

(Dollars in Millions)	2021	2020
Operating Cash Flows from Operating Lease (Fixed Payments)	$23.6	$15.8
Operating Cash Flows from Operating Lease (Liability Reduction)	20.6	17.5
Financing Cash Flows from Finance Leases	0.2	0.3
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	15.5	11.0
Significant judgments and assumptions for determining lease asset and liability at December 31, 2021 and 2020 are presented below.

	2021	2020
Weighted-average Remaining Lease Term - Finance Leases	1.0 year	0.7 years
Weighted-average Remaining Lease Term - Operating Leases	5.8 years	6.7 years
Weighted-average Discount Rate - Finance Leases	0.6%	4.0%
Weighted-average Discount Rate - Operating Leases	3.4%	4.0%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum lease payments under operating leases at December 31, 2021 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
2022	$23.8
2023	21.1
2024	15.2
2025	9.9
2026	4.2
2027 and Thereafter	20.5
Total Future Payments	$94.7
Less Imputed Interest	9.9
Present Value of Minimum Lease Payments	$84.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 21. CATASTROPHE REINSURANCE
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
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. In 2021, the property business written through the Life & Health segment was included in the catastrophe reinsurance program. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and an annual aggregate excess property catastrophe reinsurance contract.
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2021 to December 31, 2021 is provided in various layers as presented below.

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
In the event that the incurred catastrophe losses and LAE covered by the catastrophe reinsurance programs presented in the three preceding tables exceed the retention for that particular layer, each of the programs allow for one reinstatement of such

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 21. CATASTROPHE REINSURANCE (Continued)
coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer.
Coverage provided under the 2021 aggregate property catastrophe reinsurance contract is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
Coverage provided under the 2020 aggregate property catastrophe reinsurance contract is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
The catastrophe reinsurance in 2021, 2020 and 2019 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida.
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2021, 2020 and 2019 by the following:

DOLLARS IN MILLIONS	2021	2020	2019
Specialty Property & Casualty Insurance	$7.0	$4.8	$0.2
Preferred Property & Casualty Insurance	22.0	20.7	20.2
Life & Health Insurance	1.3	1.2	0.1
Total Ceded Catastrophe Reinsurance Premiums	$30.3	$26.7	$20.5
The Company did not pay any reinstatement premiums in 2021, 2020, or 2019.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2021, 2020 and 2019 by business segment are presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Specialty Property & Casualty Insurance	$16.0	$12.5	$11.6
Preferred Property & Casualty Insurance	73.5	81.5	44.6
Life & Health Insurance	12.9	12.9	3.9
Total Catastrophe Losses and LAE	$102.4	$106.9	$60.1
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2021 and 2020.
Total prior year catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $5.4 million in 2021, adversely by $0.2 million in 2020 and favorably by $17.1 million in 2019. The Specialty Property & Casualty Insurance segment reported adverse catastrophe reserve development of $0.3 million, $0.2 million, and $0.5 million in 2021, 2020 and 2019, respectively. The Preferred Property & Casualty Insurance segment reported favorable catastrophe reserve development of $5.6 million, $0.5 million and $18.4 million in 2021, 2020 and 2019, respectively. The Life & Health Insurance segment reported favorable catastrophe reserve development of $0.1 million in 2021 and adverse development of $0.5 million and $0.8 million in 2020 and 2019, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 21. CATASTROPHE REINSURANCE (Continued)
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
NOTE 22. OTHER REINSURANCE
In addition to the reinsurance programs described in Note 21, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Kemper’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets.
Earned Premiums ceded on long-duration and short-duration policies were $36.1 million, $31.2 million and $27.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which $30.3 million, $26.7 million and $20.5 million, respectively, was related to catastrophe reinsurance. See Note 21, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $56.7 million, $73.8 million and $92.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $17.3 million, $18.1 million and $19.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $4.7 million, $4.9 million and $5.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Six employees of the Company serve as directors of Capitol’s six member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine member board of directors. Kemper’s subsidiary, United Insurance, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Kemper’s subsidiary, The Reliable Life Insurance Company, and who are employed by United Insurance, are also appointed by Capitol and ORCC to sell property insurance products for the Company’s Life & Health Insurance segment. The Company also provides certain investment services to Capitol and ORCC.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 23. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2021 and 2020 were:

DOLLARS IN MILLIONS	2021	2020
Deferred Income Tax Assets:
Insurance Reserves	$31.9	$18.4
Unearned Premium Reserves	78.3	66.7
Tax Capitalization of Policy Acquisition Costs	46.6	46.6
Payroll and Employee Benefit Accruals	36.4	35.6
Net Operating Loss Carryforwards	3.6	1.1
Other	11.6	13.4
Total Deferred Income Tax Assets	208.4	181.8
Deferred Income Tax Liabilities:
Investments	209.1	258.8
Deferred Policy Acquisition Costs	142.4	123.7
Life VIF and P&C Customer Relationships	4.6	5.0
Goodwill and Other Intangible Assets Acquired	38.0	35.5
Depreciable Assets	38.7	42.1
Other	2.6	2.4
Total Deferred Income Tax Liabilities	435.4	467.5
Net Deferred Income Tax Liabilities	$227.0	$285.7
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2021 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2027	$0.8	$0.2
2028	4.4	0.9
No Expiration	12.3	2.5
Total All Years	$17.5	$3.6
The NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2021, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2021	2020	2019
Liabilities for Unrecognized Tax Benefits at Beginning of Year	$—	$—	$4.4
Additions for Tax Positions of Current Year	—	—	—
Reductions for Tax Positions of Prior Years	—	—	(4.4)
Liabilities for Unrecognized Tax Benefits at End of Year	$—	$—	$—
There were no Unrecognized Tax Benefits at December 31, 2021 and 2020. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. There were no liabilities for accrued interest and penalties as of December 31, 2021 and 2020.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 23. INCOME TAXES (Continued)
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to September 30, 2022. Tax years 2018, 2019 and 2020 are subject to a statute of three years from the extended due dates of October 15, 2019, 2020 and 2021, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The components of Income Tax Expense from Operations for the years ended December 31, 2021, 2020 and 2019 were:

DOLLARS IN MILLIONS	2021	2020	2019
Current Income Tax Benefit (Expense)	$122.7	$(86.6)	$(66.4)
Deferred Income Tax Benefit (Expense)	2.1	(13.6)	(68.5)
(Increase) Decrease Unrecognized Tax Benefits	—	—	4.4
Income Tax Benefit (Expense)	$124.8	$(100.2)	$(130.5)
Income taxes paid, net of income tax refunds received, were $38.0 million, $55.8 million, and $68.1 million in 2021, 2020, and 2019, respectively.
A reconciliation of the Statutory Federal Income Tax Benefit (Expense) and Rate to the Company’s Effective Income Tax Benefit (Expense) and Rate from Operations for the years ended December 31, 2021, 2020 and 2019 is presented below.

DOLLARS IN MILLIONS	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Benefit (Expense)	$51.5	21.0%	$(107.1)	21.0%	$(138.9)	21.0%
Tax-exempt Income and Dividends Received Deduction	4.6	1.9	4.0	(0.8)	4.3	(0.7)
Untaxed Earnings on Company-Owned Life Insurance	5.4	2.2	2.7	(0.5)	1.6	(0.2)
Investment tax credits	66.1	27.0	3.2	(0.6)	—	—
Stock-Based Compensation	0.3	0.1	2.2	(0.5)	4.4	(0.7)
Nondeductible Executive Compensation	(2.7)	(1.1)	(2.7)	0.5	(2.5)	0.4
Other, Net	(0.4)	(0.2)	(2.5)	0.5	0.6	(0.1)
Effective Income Tax Benefit (Expense)	$124.8	50.9%	$(100.2)	19.6%	$(130.5)	19.7%
Comprehensive Income Tax (Expense) Benefit included in the Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019 was:

DOLLARS IN MILLIONS	2021	2020	2019
Income Tax Benefit (Expense):
Operations	$124.8	$(100.2)	$(130.5)
Unrealized Depreciation (Appreciation) on Securities	(60.1)	(78.3)	(85.2)
Tax Effects from Postretirement Benefit Plans	(2.4)	(15.3)	1.7
Tax Effects from Cash Flow Hedge	0.1	—	(0.1)
Comprehensive Income Tax (Expense) Benefit	$62.4	$(193.8)	$(214.1)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 24. CONTINGENCIES
In the ordinary course of its businesses, the Company is involved in legal proceedings including lawsuits, arbitrations, regulatory examinations, audits and inquiries. Except with regard to the matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Over the last decade there have been multiple initiatives that intend, in various ways, to impose new duties on life insurance companies to proactively search for information related to the deaths of their insureds. These initiatives, which include legislation, audits, regulatory examinations and litigation, seek to alter the terms of life insurance contracts by imposing requirements that did not exist and were not contemplated at the time the issuing companies entered into such contracts. In 2016, the Company voluntarily began implementation of a comprehensive process to compare the records of its life insurance subsidiaries against one or more death verification databases to determine if any of its insureds may be deceased.

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

NOTE 25. RELATED PARTIES
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

As described in Note 22, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders, and its subsidiary, ORCC.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Fixed Maturities at Fair Value - Refer to Notes 2, 8, and 10 to the consolidated financial statements
Critical Audit Matter Description
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
February 10, 2022

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021.
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

/s/ JOSEPH P. LACHER, JR.	/s/ JAMES J. MCKINNEY
Joseph P. Lacher, Jr.	James J. McKinney
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Kemper Corporation	Kemper Corporation
February 10, 2022

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Business Experience of Nominees,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2022 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2021, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2022 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2022 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	2,103,979	$61.93	5,253,076
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,103,979	$61.93	5,253,076
(1) Includes 1,814,274 shares reserved for future grants based on performance results under the terms of outstanding PSU awards.
Kemper’s 2020 Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, RSUs, and PSUs.
The design of the 2020 Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include RSUs and PSUs, if settled with stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2022 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2022 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report
1.Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2021 and 2020, and the consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for the years ended December 31, 2021, 2020 and 2019, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2021 Annual Report.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	August 5, 2021
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.3	Form of Senior Indenture, dated as of August 6, 2010, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	S-3	333-168605	4.4	August 6, 2010
4.4	First Supplemental Indenture, dated as of September 17, 2012, by and between Infinity Property and Casualty Corporation and U.S. Bank National Association, as Trustee	8-K	000-50167	4.1	September 17, 2012
4.5	Guarantee by Kemper Corporation of the 5.000% Senior Notes due 2022 of Infinity Property and Casualty Corporation	8-K	001-18298	4.1	December 3, 2018
4.6	Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.1	September 29, 2020
4.7	First Supplemental Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.2	September 29, 2020
4.8	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.7	February 20, 2019
4.9	Description of Capital Stock					X
10.1	Second Amended and Restated Credit Agreement, by and among Kemper Corporation, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and Bank of America, N.A. and Wells Fargo Bank, National Association as syndication agents	8-K	001-18298	10.1	June 12, 2018
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4	Advances and Security Agreement, effective August 14, 2020, between Alliance United Insurance Company and the Federal Home Loan Bank of San Francisco	8-K/A	001-18298	10.1	August 20, 2020
10.5	Term Loan Credit Agreement, dated as of June 4, 2019, among Kemper Corporation, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, and BMO Capital Markets Corp., as Joint Lead Arranger	8-K	001-18298	10.1	June 7, 2019
10.6*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.7*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.8*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective March 16, 2016	10-Q	001-18298	10.3	May 5, 2016
10.9*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.10*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.11*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of August 25, 2011, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.13	February 17, 2012
10.12*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.1	May 2, 2013
10.13*	Form of Deferred Stock Unit Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.2	May 2, 2013
10.14*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.24	February 14, 2014
10.15*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.31	February 13, 2017
10.16*	Form of Performance Share Unit Award Agreement (Adjusted ROE), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.34	February 13, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17*	Form of Performance Share Unit Award Agreement (Relative TSR), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.35	February 13, 2018
10.18*	Form of Restricted Stock Unit Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.37	February 13, 2018
10.19*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.39	February 13, 2018
10.20*	Kemper Executive Performance Plan, amended and restated as of May 1, 2018	10-Q	001-18298	10.2	July 30, 2018
10.21*	Form of Non-Employee Director Restricted Stock Unit Award Agreement, as of April 30, 2019, under the Kemper 2011 Omnibus Equity Plan	8-K	001-18298	10.1	May 1, 2019
10.22*	Form of individual Indemnification Agreements between Kemper and its directors and executive officers	8-K	001-18298	10.1	February 11, 2020
10.23*	2020 Omnibus Plan	Schedule 14A	001-18298	Appendix B	March 25, 2020
10.24*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.1	May 11, 2020
10.25*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.2	May 11, 2020
10.26*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.3	May 11, 2020
10.27*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.4	May 11, 2020
10.28*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.5	May 11, 2020
10.29*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.6	May 11, 2020
10.30*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.7	May 11, 2020
10.31*	Form of individual change in control severance agreements between Kemper and its executive officers	10-K	001-18298	10.42	February 13, 2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
Each of the agreements is identical except that the multipliers for benefits related to bonus, severance, life insurance and health insurance are 150%, 3 years, 3 years and 36 months, respectively, for the Chief Executive Officer and 110%, 2 years, 2 years and 24 months, respectively, for the other officers.
10.32*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.33*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.34*	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.35*	Form of Restricted Stock Unit Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.36*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.37*	Form of Performance Share Unit Award Agreement (Relative TSR) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.38*	Form of Special Equity Award Agreement as of February 1, 2022 under the 2020 Omnibus Equity Plan					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, James J. McKinney, Executive Vice President and Chief Financial Officer, and Anastasios Omiridis, Senior Vice President and Deputy Chief Financial Officer, so long as such individual remains an executive officer of Kemper Corporation, his or her true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2021 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2021 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2022.

KEMPER CORPORATION (Registrant)

By:	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 10, 2022.

Signature	Title
/s/ JOSEPH P. LACHER, JR.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Joseph P. Lacher, Jr.

/s/ JAMES J. MCKINNEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James J. McKinney

/s/ ANASTASIOS OMIRIDIS	Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)
Anastasios Omiridis

/s/ ROBERT J. JOYCE	Director
Robert J. Joyce

/s/ TERESA A. CANIDA	Director
Teresa A. Canida

/s/ GEORGE N. COCHRAN	Director
George N. Cochran

/s/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/s/ LACY M. JOHNSON	Director
Lacy M. Johnson

/s/ GERALD LADERMAN	Director
Gerald Laderman

/s/ STUART B. PARKER	Director
Stuart B. Parker

/s/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/s/ DAVID P. STORCH	Director
David P. Storch

/s/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2021
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$610.1	$637.4	$637.4
States and Political Subdivisions	1,752.5	1,890.1	1,890.1
Foreign Governments	6.7	5.5	5.5
Corporate Securities:
Other Bonds and Notes	3,929.0	4,386.9	4,386.9
Redeemable Preferred Stocks	7.0	7.4	7.4
Collateralized Loan Obligations	756.0	752.1	752.1
Other Mortgage- and Asset-backed	296.9	307.5	307.5
Total Investments in Fixed Maturities	7,358.2	7,986.9	7,986.9
Equity Securities at Fair Value:
Preferred Stocks	51.8	51.8	51.8
Common Stocks	21.8	21.8	21.8
Other Equity Interests	757.0	757.0	757.0
Total Investments in Equity Securities	830.6	830.6	830.6
Equity Securities at Modified Cost	32.3	XXX.X	32.3

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	241.9	XXX.X	241.9
Alternative Energy Partnership Investments	39.6	XXX.X	39.6
Convertible Securities at Fair Value	46.4	46.4	46.4
Loans, Real Estate and Other Investments	925.6	XXX.X	925.6
Short-term Investments	284.1	XXX.X	284.1
Total Investments	$9,758.7		$10,387.4
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2021	2020
ASSETS
Investments in Subsidiaries	$4,729.1	$4,896.0
Fixed Maturities at Fair Value (Amortized Cost: 2021 – $0.3; 2020 - $91.8)	0.4	99.8
Equity Securities at Fair Value (Cost: 2021 - $106.8; 2020 - $73.4)	107.4	78.8
Short-term Investments	96.9	508.2
Cash	27.7	46.0
Other Receivables	2.3	1.1
Right-of-Use Assets	12.8	13.4
Other Assets	18.9	29.2
Total Assets	$4,995.5	$5,672.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Term Loan due July 5, 2023 (Fair Value: 2021 – $—; 2020 – $50.0)	$—	$49.9
Senior Notes Payable, 4.35% due 2025 (Fair Value: 2021 – $481.4; 2020 – $499.5)	449.0	448.8
Senior Notes Payable, 2.40% due 2030 (Fair Value: 2021 – $387.8, 2020 – $405.6)	396.2	395.8
Current Income Tax Liability	18.5	41.5
Deferred Income Tax Liability	46.5	38.9
Liabilities for Benefit Plans	42.3	47.6
Right-of-Use Liabilities	25.8	26.9
Accrued Expenses and Other Liabilities	9.5	59.7
Total Liabilities	987.8	1,109.1
Shareholders’ Equity:
Common Stock	6.4	6.5
Additional Paid-in Capital	1,790.7	1,805.2
Retained Earnings	1,762.5	2,071.2
Accumulated Other Comprehensive Income	448.1	680.5
Total Shareholders’ Equity	4,007.7	4,563.4
Total Liabilities and Shareholders’ Equity	$4,995.5	$5,672.5

See Accompanying Report of Independent Registered Public Accounting Firm.

1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2021	2020	2019
Net Investment Income	$3.4	$1.4	$2.1
Income from Change in Fair Value of Equity Securities	10.0	4.3	1.6
Net Realized Gains (Losses) on Sales of Investments	10.6	0.1	0.3
Total Revenues	24.0	5.8	4.0
Interest Expense	32.0	24.2	28.5
Loss from Early Extinguishment of Debt	—	—	5.8
Pension Settlement Expense	—	64.1	—
Other Operating (Benefits) Expenses	5.9	(3.6)	4.0
Total Operating Expenses	37.9	84.7	38.3
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(13.9)	(78.9)	(34.3)
Income Tax Benefit (Expense)	(0.6)	13.4	9.4
Loss before Equity in Net Income (Loss) of Subsidiaries	(14.5)	(65.5)	(24.9)
Equity in Net Income (Loss) of Subsidiaries	(106.0)	475.4	556.0
Net Income (Loss)	$(120.5)	$409.9	$531.1
See Accompanying Report of Independent Registered Public Accounting Firm.

2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2021	2020	2019
Net Income (Loss)	$(120.5)	$409.9	$531.1
Other Comprehensive Income (Loss):
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Income (Loss):
Securities Held by Subsidiaries	(230.4)	378.7	433.2
Securities Held by Parent	—	8.0	0.2
Having Credit Losses Recognized in Consolidated Statements of Income (Loss):
Securities Held by Subsidiaries	(2.0)	(2.6)	—
Reclassification Adjustment for Amounts Included in Net Income (Loss):
Securities Held by Subsidiaries	(43.5)	(16.6)	(27.9)
Securities Held by Parent	(10.6)	(0.1)	(0.2)
Unrecognized Postretirement Benefit Costs Arising During the Year:
Securities Held by Subsidiaries	0.6	—	(0.6)
Securities Held by Parent	(9.5)	3.6	(4.2)
Reclassification Adjustments for Amounts Included in Net Income (Loss):
Pension Settlement Cost Recognized	—	64.1	—
Amortization of Unrecognized Postretirement Benefits (Costs)	0.1	2.5	(3.0)
Gains (Losses) on Cash Flow Hedge	0.5	0.4	0.4
Other Comprehensive Income (Loss) before Income Taxes	(294.8)	438.0	397.9
Income Tax Benefit (Expense):
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Income (Loss):
Securities Held by Subsidiaries	48.4	(80.6)	(91.0)
Securities Held by Parent	—	(1.7)	—
Having Credit Losses Recognized in Consolidated Statements of Income (Loss):
Securities Held by Subsidiaries	0.4	0.5	—
Reclassification Adjustment for Amounts Included in Net Income (Loss):
Securities Held by Subsidiaries	9.1	3.5	5.8
Securities Held by Parent	2.2	—	—
Unrecognized Postretirement Benefit Costs Arising During the Year:
Securities Held by Subsidiaries	(0.1)	—	—
Securities Held by Parent	2.5	(1.3)	1.0
Reclassification Adjustments for Amounts Included in Net Income (Loss):
Pension Settlement Cost Recognized	—	(13.5)	—
Amortization of Unrecognized Postretirement Benefit Costs	—	(0.5)	0.7
Changes in Gain (Loss) on Cash Flow Hedges	(0.1)	—	(0.1)
Income Tax Benefit (Expense)	62.4	(93.6)	(83.6)
Other Comprehensive Income (Loss)	(232.4)	344.4	314.3
Total Comprehensive Income (Loss)	$(352.9)	$754.3	$845.4

See Accompanying Report of Independent Registered Public Accounting Firm.
3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net Income (Loss)	$(120.5)	$409.9	$531.1
Adjustment Required to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Equity in Net Income (Loss) of Subsidiaries	106.0	(475.4)	(556.0)
Cash Dividends from Subsidiaries	170.3	216.2	239.0
Net Realized Investment (Gains) Losses	(10.6)	(0.1)	(0.3)
Settlement Costs Related to Defined Benefit Pension Plan	—	64.1	—
Contribution to Defined Benefit Pension Plan	—	—	(55.3)
Loss from Early Extinguishment of Debt	—	—	5.8
Decrease (Increase) in Value of Equity and Convertible Securities at Fair Value	(10.0)	(4.3)	(1.6)
Other, Net	(35.3)	52.2	9.8
Net Cash Provided by Operating Activities	99.9	262.6	172.5
Investing Activities:
Capital Contributed to Subsidiaries	(36.5)	(62.0)	(83.0)
Capital Distribution from Subsidiaries	—	—	85.0
Proceeds from Sales, Calls and Maturities of Fixed Maturities	181.3	2.0	12.7
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	28.5	2.2	15.3
Purchases of Investments:
Equity Securities	(48.7)	(21.0)	(48.9)
Net Sales (Purchases) of Short-term Investments	411.3	(415.7)	(23.3)
Acquisition of Business	(370.9)	—	—
Net Cash Provided (Used) by Investing Activities	165.0	(494.5)	(42.2)
Financing Activities:
Net Proceeds from Issuance of Long-term Debt	—	395.6	49.9
Repayments of Long-term Debt	(50.0)	—	(185.0)
Proceeds from Issuance of Common Stock, Net of Transaction Costs	—	—	127.5
Proceeds from Shares Issued under Employee Stock Purchase Plan	5.4	4.4	1.6
Common Stock Repurchases	(161.7)	(110.4)	—
Dividends and Dividend Equivalents Paid	(80.6)	(78.9)	(67.8)
Other	3.7	5.4	2.4
Net Cash Provided (Used) by Financing Activities	(283.2)	216.1	(71.4)
Increase (Decrease) in Cash	(18.3)	(15.8)	58.9
Cash, Beginning of Year	46.0	61.8	2.9
Cash, End of Year	$27.7	$46.0	$61.8

See Accompanying Report of Independent Registered Public Accounting Firm.
4

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial information of Kemper Corporation (“Kemper” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Kemper’s subsidiaries are accounted for using the equity method of accounting. Equity in net income (loss) of these subsidiaries is presented on the Statements of Operations as Equity in Net Income (Loss) of Subsidiaries.
NOTE 2. GUARANTEES
On November 30, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 5.0% Senior Notes due September 19, 2022 of Infinity Property and Casualty Corporation, a wholly owned subsidiary of Kemper.
NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper received $189.0 million and $106.0 million of securities in non-cash settlement of dividends from subsidiaries in 2021 and 2020, respectively. Kemper made non-cash capital contributions of $103.3 million to subsidiaries in 2021. Kemper did not make any non-cash capital contributions in 2020.
NOTE 4. LEASES
Kemper leases certain office space for its current and former corporate headquarters under non-cancelable operating leases.
The following table presents operating lease ROU assets and lease liabilities at December 31, 2021 and 2020.

DOLLARS IN MILLIONS	2021	2020
Operating Lease Right-of-Use Assets	$12.8	$13.4
Operating Lease Liabilities	25.8	26.9
Supplemental cash flow information related to Kemper’s operating leases for the year-ended December 31, 2021 and December 31, 2020 respectively are presented follows.

DOLLARS IN MILLIONS	2021	2020
Operating Cash Flows from Operating Leases (Fixed Payments)	$2.2	$(2.1)
Operating Cash Flows from Operating Leases (Liability Reduction)	1.1	0.3
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	—	—

Significant judgments and assumptions for determining lease asset and liability as December 31, 2021 and December 31, 2020 respectively are presented below.

DOLLARS IN MILLIONS	2021	2020
Weighted-average Remaining Lease Term - Operating Leases	11.9 years	13.0 years
Weighted-average Discount Rate - Operating Leases	4.0%	4.0%
Kemper’s leases do not provide an implicit rate. Accordingly, Kemper uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

5

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 4. LEASES (Continued)
Future minimum operating lease payments at December 31, 2021 were:

DOLLARS IN MILLIONS	Operating Leases
2022	$2.4
2023	2.4
2024	2.5
2025	2.6
2026	2.6
2027 and Thereafter	20.4
Total Future Payments	$32.9
Less Discount	7.1
Present Value of Minimum Lease Payments	$25.8
NOTE 5. DEBT
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
6

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2021
Specialty Property & Casualty Insurance	$3,948.5	$4,057.3	$4.1	$152.5	$3,593.7	$546.7	$227.8	$219.0	$2,319.7	$1,545.9
Preferred Property & Casualty Insurance	651.7	642.0	—	68.6	537.4	103.8	102.6	49.2	433.2	331.6
Life & Health Insurance (1)	653.5	N/A	(1.3)	202.7	469.7	33.8	325.1	409.4	3,544.5	21.2
Other	—	N/A	2.0	3.5	—	—	(121.7)	—	16.2	—
Total	$5,253.7	N/A	$4.8	$427.3	$4,600.8	$684.3	$533.8	$677.6	$6,313.6	$1,898.7
2020
Specialty Property & Casualty Insurance	$3,335.3	$3,435.5	$1.8	$114.1	$2,378.4	$497.5	$154.4	$177.4	$1,544.8	$1,262.9
Preferred Property & Casualty Insurance	688.2	653.0	0.1	37.7	503.1	111.2	109.9	51.2	411.6	329.2
Life & Health Insurance (1)	648.7	N/A	0.6	198.8	442.0	33.1	301.8	360.7	3,532.1	23.0
Other	—	N/A	92.1	(2.4)	0.1	—	(107.4)	—	21.5	—
Total	$4,672.2	N/A	$94.6	$348.2	$3,323.6	$641.8	$458.7	$589.3	$5,510.0	$1,615.1
2019
Specialty Property & Casualty Insurance	$3,078.4	$3,211.3	$7.0	$107.5	$2,278.9	$224.9	$330.7
Preferred Property & Casualty Insurance	750.3	739.3	—	44.1	508.8	120.1	113.2
Life & Health Insurance (1)	643.7	N/A	8.5	206.4	402.7	63.3	270.7
Other	—	N/A	20.0	6.3	(2.1)	—	(103.2)
Total	$4,472.4	N/A	$35.5	$364.3	$3,188.3	$408.3	$611.4

(1)The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2021
Life Insurance in Force	$20,287.7	$372.3	$144.5	$20,059.9	0.7%
Premiums:
Life Insurance	$401.9	$0.9	$0.7	$401.7	0.2%
Accident and Health Insurance	185.8	0.3	4.4	189.9	2.3
Property and Liability Insurance	4,667.4	34.9	29.6	4,662.1	0.6
Total Premiums	$5,255.1	$36.1	$34.7	$5,253.7	0.7%
Year Ended December 31, 2020
Life Insurance in Force	$19,706.2	$387.7	$152.3	$19,470.8	0.8%
Premiums:
Life Insurance	$386.0	$1.1	$0.8	$385.7	0.2%
Accident and Health Insurance	195.5	1.6	5.4	199.3	2.7
Property and Liability Insurance	4,071.1	28.5	44.6	4,087.2	1.1
Total Premiums	$4,652.6	$31.2	$50.8	$4,672.2	1.1%
Year Ended December 31, 2019
Life Insurance in Force	$19,479.9	$411.6	$162.8	$19,231.1	0.8%
Premiums:
Life Insurance	$383.6	$1.2	$0.9	$383.3	0.2%
Accident and Health Insurance	188.5	1.7	5.3	192.1	2.8
Property and Liability Insurance	3,835.4	24.5	86.1	3,897.0	2.2
Total Premiums	$4,407.5	$27.4	$92.3	$4,472.4	2.1%
See Accompanying Report of Independent Registered Public Accounting Firm.

1