Form 10-Q
period 2022-03-31
KEMPER Corp
filed 2022-05-02
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 3/31/2022
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
(312) 661-4600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	KMPR	NYSE
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	KMPB	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
63,800,711 shares of common stock, $0.10 par value, were outstanding as of April 28, 2022.

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
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2021 (the “2021 Annual Report”), the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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

•The impact of inflation on insurance claims, including, but not limited to, the effects on material costs and personal injury claims of increasing medical costs;
•The effects on property claims attributed to supply chain disruption and scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;
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
Factors relating to the business environment in which Kemper and its subsidiaries operate

•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, geopolitical events, significant global catastrophes such as the COVID-19 outbreak and subsequent global pandemic, and fluctuating values of particular investments held by the Company;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
Revenues:
Earned Premiums	$1,338.6	$1,200.8
Net Investment Income	100.0	103.1
Change in Value of Alternative Energy Partnership Investments	(16.7)	(15.4)
Other Income (Loss)	2.4	1.5
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(28.2)	52.2
Net Realized Gains on Sales of Investments	1.5	13.8
Impairment Losses	(8.9)	(4.0)
Total Revenues	1,388.7	1,352.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,153.4	889.5
Insurance Expenses	304.0	283.7
Loss from Early Extinguishment of Debt	3.7	—
Interest and Other Expenses	54.1	57.2
Total Expenses	1,515.2	1,230.4
Income (Loss) before Income Taxes	(126.5)	121.6
Income Tax Benefit (Expense)	31.7	1.6
Net Income (Loss)	$(94.8)	$123.2
Net Income (Loss) Per Unrestricted Share:
Basic	$(1.49)	$1.88
Diluted	$(1.49)	$1.85

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
Net Income (Loss)	$(94.8)	$123.2
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income	(644.6)	(364.0)
Credit Losses Recognized in Condensed Consolidated Statements of Income	(7.4)	(2.1)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(0.1)	0.3
Gain (Loss) on Cash Flow Hedges	6.1	0.1
Other Comprehensive Income (Loss) Before Income Taxes	(646.0)	(365.7)
Other Comprehensive Income Tax Benefit (Expense)	135.6	75.7
Other Comprehensive Income (Loss), Net of Taxes	(510.4)	(290.0)
Total Comprehensive Income (Loss)	$(605.2)	$(166.8)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2022	Dec 31, 2021
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2022 - $7,810.4; 2021 - $7,358.2 Allowance for Credit Losses: 2022 - $9.1; 2021 - $7.5)	$7,783.9	$7,986.9
Equity Securities at Fair Value (Cost: 2022 - $466.0; 2021 - $618.7)	571.5	830.6
Equity Securities at Modified Cost	35.2	32.3
Equity Method Limited Liability Investments	230.0	241.9
Alternative Energy Partnership Investments	22.4	39.6
Convertible Securities at Fair Value	46.1	46.4
Short-term Investments at Cost which Approximates Fair Value	243.8	284.1
Other Investments	1,035.2	925.6
Total Investments	9,968.1	10,387.4
Cash	297.3	148.2
Receivables from Policyholders (Allowance for Credit Losses: 2022 - $13.0; 2021 - $13.6)	1,404.5	1,418.7
Other Receivables	203.4	207.3
Deferred Policy Acquisition Costs	680.0	677.6
Goodwill	1,312.0	1,312.0
Current Income Tax Assets	183.0	173.1
Other Assets	566.4	592.2
Total Assets	$14,614.7	$14,916.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,556.3	$3,540.9
Property and Casualty	2,760.1	2,772.7
Total Insurance Reserves	6,316.4	6,313.6
Unearned Premiums	1,890.5	1,898.7
Policyholder Obligations	655.0	504.0
Deferred Income Tax Liabilities	69.6	227.0
Accrued Expenses and Other Liabilities	903.5	843.6
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2022 - $1,343.9; 2021 - $1,152.1)	1,385.2	1,121.9
Total Liabilities	11,220.2	10,908.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,800,041 Shares Issued and Outstanding at March 31, 2022 and 63,684,628 Shares Issued and Outstanding at December 31, 2021	6.4	6.4
Paid-in Capital	1,803.1	1,790.7
Retained Earnings	1,647.3	1,762.5
Accumulated Other Comprehensive Income (Loss)	(62.3)	448.1
Total Shareholders’ Equity	3,394.5	4,007.7
Total Liabilities and Shareholders’ Equity	$14,614.7	$14,916.5
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(94.8)	$123.2
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized Investment (Gains) Losses	(1.5)	(13.8)
Impairment Losses	8.9	4.0
Depreciation and Amortization of Property, Equipment and Software	13.4	11.1
Amortization of Intangibles Assets Acquired	6.2	3.2
Loss from Early Extinguishment of Debt	3.7	—
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(5.8)	(18.1)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	16.7	15.4
(Increase) Decrease in Value of Equity and Convertible Securities	28.2	(52.2)
Changes in:
Receivables from Policyholders	14.2	(66.7)
Reinsurance Recoverables	(0.3)	5.0
Deferred Policy Acquisition Costs	(2.4)	(21.3)
Insurance Reserves	2.9	29.8
Unearned Premiums	(8.2)	97.9
Income Taxes	(30.5)	(37.3)
Other Assets and Liabilities	31.1	60.4
Net Cash Provided by (Used in) Operating Activities	(18.2)	140.6
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	128.6	291.2
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	249.7	27.3
Mortgage Loans	22.8	12.8
Other Investments	20.5	7.0
Purchases of Investments:
Fixed Maturities	(527.2)	(503.2)
Equity Securities	(21.3)	(12.5)
Real Estate Investments	—	(0.2)
Company-Owned Life Insurance	(100.0)	(100.0)
Mortgage Loans	(21.3)	(33.7)
Other Investments	(1.9)	(50.1)
Net Sales (Purchases) of Short-term Investments	40.3	677.4
Acquisition of Software and Long-lived Assets	(16.0)	(9.2)
Other	0.7	4.9
Net Cash Provided by (Used in) Investing Activities	(225.1)	311.7
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(280.0)	(50.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	396.3	—
Issuance Fees on 3.800% Senior Notes due February 23, 2032	(1.2)	—
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.6	—
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	(0.9)	—
Proceeds from Policyholder Obligations	208.6	60.7
Repayment of Policyholder Obligations	(57.8)	(61.5)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.3	1.2
Common Stock Repurchases	—	(42.1)
Dividends and Dividend Equivalents Paid	(19.8)	(21.0)
Other	0.3	1.7
Net Cash Provided by (Used in) Financing Activities	392.4	(111.0)
Increase (Decrease) in Cash	149.1	341.3
Cash, Beginning of Year	148.2	206.1
Cash, End of Period	$297.3	$547.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31, 2022
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2021	63.7	$6.4	$1,790.7	$1,762.5	$448.1	$4,007.7
Net Income (Loss)	—	—	—	(94.8)	—	(94.8)
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	(510.4)	(510.4)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(19.6)	—	(19.6)
Repurchases of Common Stock (Note 10)	—	—	—	—	—	—
Shares Issued Under Employee Stock Purchase Plan (Note 10)	—	—	1.3	—	—	1.3
Equity-based Compensation Cost	—	—	11.9	—	—	11.9
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.8)	(0.8)	—	(1.6)
Balance, March 31, 2022	63.8	$6.4	$1,803.1	$1,647.3	$(62.3)	$3,394.5

	Three Months Ended March 31, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Income (Loss)	—	—	—	123.2	—	123.2
Other Comprehensive Income (Loss), Net of Taxes (Note 9)	—	—	—	—	(290.0)	(290.0)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(21.0)	—	(21.0)
Repurchases of Common Stock (Note 10)	(0.6)	—	(16.4)	(30.7)	—	(47.1)
Shares Issued Under Employee Stock Purchase Plan (Note 10)	—	—	1.2	—	—	1.2
Equity-based Compensation Cost	—	—	12.3	—	—	12.3
Equity-based Awards, Net of Shares Exchanged	0.2	—	(0.2)	(2.7)	—	(2.9)
Balance, March 31, 2021	65.0	$6.5	$1,802.1	$2,140.0	$390.5	$4,339.1

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
Certain financial information that is included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The preparation of interim financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, annualizing the results of operations for the three months ended March 31, 2022 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2021.
During the first quarter of 2022, the Company began including anticipated net investment income in the premium deficiency analysis performed at the Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments. The Company believes the accounting principle change is preferable as it best reflects the ultimate profitability of an insurance contract in using all cash flows from the in-force policies, inclusive of related investment income, and provides improved comparability with industry peers. This accounting principle change had no impact on the results of the premium deficiency analysis in the current or prior periods presented.

Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2022. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2022 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
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
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the three months ended March 31, 2022 and 2021 is presented below.

	Three Months Ended
(Dollars in Millions, except per share amounts)	Mar 31, 2022	Mar 31, 2021
Net Income (Loss)	$(94.8)	$123.2
Less: Net Income Attributed to Participating Awards	—	0.1
Net Income (Loss) Attributed to Unrestricted Shares	(94.8)	123.1
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Net Income (Loss) Attributed to Unrestricted Shares	$(94.8)	$123.1
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	63,743.7	65,424.6
Equity-based Compensation Equivalent Shares	—	1,128.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	63,743.7	66,552.8
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$(1.49)	$1.88
Diluted Net Income (Loss) Per Unrestricted Share	$(1.49)	$1.85
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2022 and 2021, because the effect of inclusion would be anti-dilutive, is presented below.

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2022	Mar 31, 2021
Equity-based Compensation Equivalent Shares	2,550.8	1,212.8
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	2,550.8	1,212.8
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
During the first quarter of 2022, the Company finalized its estimates of the fair value of assets acquired and liabilities assumed. There were no changes to the Company’s preliminary estimates or allocation of the purchase price to the assets acquired and liabilities assumed.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Acquisition of Business (Continued)
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Acquisition of Business (Continued)

	Three Months Ended
(Dollars in millions)	Mar 31, 2022	Mar 31, 2021
Total Revenues	$1,388.7	$1,443.2
Total Expenses	1,515.9	1,303.9
Income (Loss) from Continuing Operations before Income Taxes	(127.2)	139.3
Net Income (Loss)	$(95.3)	$136.8

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
The Specialty Property & Casualty Insurance segment’s principal products are personal automobile insurance and commercial automobile insurance. The Preferred Property & Casualty Insurance segment’s principal products are personal automobile insurance, homeowners insurance and other personal insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. These products are distributed by career agents employed by the Company and independent agents and brokers.
Earned Premiums by product line for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Specialty Property & Casualty Insurance:
Personal Automobile	$901.7	$785.4
Commercial Automobile	119.9	92.2
Preferred Property & Casualty Insurance:
Personal Automobile	96.0	103.0
Homeowners	51.3	50.8
Other Personal Lines	8.3	8.4
Life & Health Insurance:
Life	101.3	98.1
Accident and Health	45.8	47.4
Property	14.3	15.5
Total Earned Premiums	$1,338.6	$1,200.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$1,021.6	$877.6
Net Investment Income	34.9	35.0
Change in Value of Alternative Energy Partnership Investments	(8.4)	(7.3)
Other Income	1.7	0.9
Total Specialty Property & Casualty Insurance	1,049.8	906.2
Preferred Property & Casualty Insurance:
Earned Premiums	155.6	162.2
Net Investment Income	12.5	15.9
Change in Value of Alternative Energy Partnership Investments	(3.9)	(4.1)
Total Preferred Property & Casualty Insurance	164.2	174.0
Life & Health Insurance:
Earned Premiums	161.4	161.0
Net Investment Income	49.4	51.1
Change in Value of Alternative Energy Partnership Investments	(4.4)	(4.0)
Other Income	—	0.1
Total Life & Health Insurance	206.4	208.2
Total Segment Revenues	1,420.4	1,288.4
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(28.2)	52.2
Net Realized Gains on Sales of Investments	1.5	13.8
Net Impairment Losses Recognized in Earnings	(8.9)	(4.0)
Other	3.9	1.6
Total Revenues	$1,388.7	$1,352.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Segment Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes, for the three months ended March 31, 2022 and 2021 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$(60.2)	$85.2
Preferred Property & Casualty Insurance	(9.5)	3.0
Life & Health Insurance	1.2	(0.8)
Total Segment Operating Income (Loss)	(68.5)	87.4
Corporate and Other Operating Income (Loss) From:
Other	(14.0)	(11.5)
Corporate and Other Operating Income (Loss)	(14.0)	(11.5)
Adjusted Consolidated Operating Income (Loss)	(82.5)	75.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(28.2)	52.2
Net Realized Gains on Sales of Investments	1.5	13.8
Impairment Losses	(8.9)	(4.0)
Acquisition Related Transaction, Integration and Other Costs	(4.7)	(16.3)
Loss from Early Extinguishment of Debt	(3.7)	—
Income (Loss) before Income Taxes	$(126.5)	$121.6
Segment Net Operating Income (Loss), including a reconciliation to Net Income (Loss), for the three months ended March 31, 2022 and 2021 was:

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2022	Mar 31, 2021
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(44.7)	$80.1
Preferred Property & Casualty Insurance	(6.1)	9.6
Life & Health Insurance	3.1	7.3
Total Segment Net Operating Income (Loss)	(47.7)	97.0
Corporate and Other Net Operating Income (Loss) From:
Other	(12.4)	(9.8)
Total Corporate and Other Net Operating Income (Loss)	(12.4)	(9.8)
Adjusted Consolidated Net Operating Income (Loss)	(60.1)	87.2
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(22.3)	41.2
Net Realized Gains on Sales of Investments	1.2	10.9
Impairment Losses	(7.0)	(3.2)
Acquisition Related Transaction, Integration and Other Costs	(3.7)	(12.9)
Loss from Early Extinguishment of Debt	(2.9)	—
Net Income (Loss)	$(94.8)	$123.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2022 and 2021 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,772.7	$1,982.5
Less Reinsurance Recoverables at Beginning of Year	41.9	50.1
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	2,730.8	1,932.4
Incurred Losses and LAE Related to:
Current Year	1,041.9	777.0
Prior Years	(2.7)	0.1
Total Incurred Losses and LAE	1,039.2	777.1
Paid Losses and LAE Related to:
Current Year	373.9	258.0
Prior Years	676.9	500.3
Total Paid Losses and LAE	1,050.8	758.3
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	2,719.2	1,951.2
Plus Reinsurance Recoverables at End of Period	40.9	48.3
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$2,760.1	$1,999.5
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
For the three months ended March 31, 2022, the Company decreased its property and casualty insurance reserves by $2.7 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $8.3 million due primarily to the emergence of more favorable loss patterns than expected for liability and physical damage insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $5.2 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $1.6 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $4.4 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $3.2 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.
For the three months ended March 31, 2021, the Company increased its property and casualty insurance reserves by $0.1 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $4.0 million due primarily to the emergence of more favorable loss patterns than expected for liability insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $3.0 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $1.3 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $2.6 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $2.3 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.

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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the three months ended March 31, 2022.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,418.7	$13.6
Provision for Expected Credit Losses		11.3
Write-offs of Uncollectible Receivables from Policyholders		(11.9)
Balance at End of Period	$1,404.5	$13.0
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the three months ended March 31, 2021.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,194.5	$20.9
Provision for Expected Credit Losses		12.8
Write-offs of Uncollectible Receivables from Policyholders		(22.4)
Balance at End of Period	$1,260.9	$11.3
Note 6 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2022 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$644.8	$10.7	$(25.1)	$—	$630.4
States and Political Subdivisions	1,808.6	64.4	(102.8)	—	1,770.2
Foreign Governments	6.2	—	(1.2)	—	5.0
Corporate Securities:
Bonds and Notes	4,103.5	192.6	(130.9)	(9.1)	4,156.1
Redeemable Preferred Stocks	7.0	—	(0.2)	—	6.8
Collateralized Loan Obligations	909.7	0.6	(12.4)	—	897.9
Other Mortgage- and Asset-backed	330.6	2.4	(15.5)	—	317.5
Investments in Fixed Maturities	$7,810.4	$270.7	$(288.1)	$(9.1)	$7,783.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
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
Other Receivables included $1.9 million and $0.6 million of unsettled sales of Investments in Fixed Maturities at March 31, 2022 and December 31, 2021, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $73.4 million and $12.7 million at March 31, 2022 and December 31, 2021, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2022 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$154.3	$155.8
Due after One Year to Five Years	1,055.8	1,059.2
Due after Five Years to Ten Years	1,578.8	1,549.2
Due after Ten Years	3,275.8	3,318.2
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,745.7	1,701.5
Investments in Fixed Maturities	$7,810.4	$7,783.9
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2022 consisted of securities issued by the Government National Mortgage Association with a fair value of $390.7 million, securities issued by the Federal National Mortgage Association with a fair value of $65.8 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $29.5 million, and securities issued by other non-governmental issuers with a fair value of $1,215.5 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2022 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$410.7	$(24.5)	$4.0	$(0.6)	$414.7	$(25.1)
States and Political Subdivisions	822.9	(98.1)	26.8	(4.7)	849.7	(102.8)
Foreign Governments	2.1	(0.7)	2.1	(0.5)	4.2	(1.2)
Corporate Securities:
Bonds and Notes	1,488.5	(107.2)	168.4	(23.7)	1,656.9	(130.9)
Redeemable Preferred Stocks	5.3	(0.2)	—	—	5.3	(0.2)
Collateralized Loan Obligations	533.4	(6.5)	228.6	(5.9)	762.0	(12.4)
Other Mortgage- and Asset-backed	222.9	(15.5)	0.1	—	223.0	(15.5)
Total Fixed Maturities	$3,485.8	$(252.7)	$430.0	$(35.4)	$3,915.8	$(288.1)
Investment-grade fixed maturity investments comprised $270.9 million and below-investment-grade fixed maturity investments comprised $17.2 million of the unrealized losses on investments in fixed maturities at March 31, 2022. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 6% of the amortized cost basis of the investment.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
At March 31, 2022 and December 31, 2021, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at March 31, 2022 and December 31, 2021. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for three months ended March 31, 2022.

	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$7.5	$7.5
Additions for Securities for which No Previous Expected Credit Losses were Recognized	3.8	3.8
Reduction Due to Sales	—	—
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	1.3	1.3
Write-offs Charged Against Allowance	(3.5)	(3.5)
End of the Period	$9.1	$9.1
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the three months ended March 31, 2021.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.3	$3.0	$3.3
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	1.3	1.3
Reduction Due to Sales	—	(0.3)	(0.3)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.2	0.3	0.5
Write-offs Charged Against Allowance	(0.2)	—	(0.2)
End of the Period	$0.3	$4.3	$4.6
Equity Securities
Investments in Equity Securities at Fair Value were $571.5 million and $830.6 million at March 31, 2022 and December 31, 2021, respectively. Net unrealized losses arising during the three months ended March 31, 2022 and recognized in earnings, related to such investments still held as of March 31, 2022, were $24.0 million.
Investments in Equity Securities at Modified Cost were $35.2 million and $32.3 million at March 31, 2022 and December 31, 2021, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the three months ended March 31, 2022. The Company did not recognize any impairment on Equity Securities at Modified Cost for three months ended March 31, 2022 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $10.0 million of cumulative impairments on Equity Securities at Modified Cost held as of March 31, 2022.
There were no unsettled purchases of Investments in Equity Securities at March 31, 2022. There were $2.7 million of unsettled purchases of Investments in Equity Securities at December 31, 2021. There were no unsettled sales of Investments in Equity Securities at March 31, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss at March 31, 2022 is limited to the total carrying value of $230.0 million. In addition, the Company had outstanding commitments totaling approximately $92.2 million to fund Equity Method Limited Liability Investments at March 31, 2022. At March 31, 2022, 3.2% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 10.8% was reported with a one month lag and the remainder was reported with more than a one month lag.
There were $0.5 million of unsettled purchases of Equity Method Limited Liability Investments at March 31, 2022. There were no unsettled purchases of Equity Method Limited Liability Investments at December 31, 2021. There were $4.7 million and $1.2 million unsettled sales of Equity Method Limited Liability Investments at March 31, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss at March 31, 2022 is limited to the total carrying value of $22.4 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of March 31, 2022. Alternative Energy Partnership Investments are reported on a three month lag.
Other Investments
The carrying values of the Company’s Other Investments at March 31, 2022 and December 31, 2021 were:

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Company-Owned Life Insurance	$556.4	$448.1
Loans to Policyholders at Unpaid Principal	284.7	286.2
Real Estate at Depreciated Cost	93.3	94.0
Mortgage Loans and Other	100.8	97.3
Total	$1,035.2	$925.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Net Investment Income
Net Investment Income for the three months ended March 31, 2022 and 2021 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Investment Income:
Interest on Fixed Income Securities	$68.7	$69.0
Dividends on Equity Securities Excluding Alternative Investments	1.5	2.1
Alternative Investments:
Equity Method Limited Liability Investments	13.3	22.5
Limited Liability Investments Included in Equity Securities	7.6	4.5
Total Alternative Investments	20.9	27.0
Short-term Investments	0.1	1.2
Loans to Policyholders	5.5	5.5
Real Estate	2.2	2.4
Other	10.0	4.7
Total Investment Income	108.9	111.9
Investment Expenses:
Real Estate	2.5	2.1
Other Investment Expenses	6.4	6.7
Total Investment Expenses	8.9	8.8
Net Investment Income	$100.0	$103.1
Gross gains and losses on sales of investments in fixed maturities for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Fixed Maturities:
Gains on Sales	$0.4	$13.2
Losses on Sales	(0.8)	(1.1)

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
The valuation of assets measured at fair value in Company’s Condensed Consolidated Balance Sheets at March 31, 2022 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$127.3	$503.1	$—	$—	$630.4
States and Political Subdivisions	—	1,770.2	—	—	1,770.2
Foreign Governments	—	5.0	—	—	5.0
Corporate Securities:
Bonds and Notes	—	3,950.5	205.6	—	4,156.1
Redeemable Preferred Stock	—	1.2	5.6	—	6.8
Collateralized Loan Obligations	—	897.9	—	—	897.9
Other Mortgage and Asset-backed	—	311.3	6.2	—	317.5
Total Investments in Fixed Maturities	127.3	7,439.2	217.4	—	7,783.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	33.0	—	—	33.0
Other Industries	—	14.9	1.5	—	16.4
Common Stocks:
Finance, Insurance and Real Estate	0.9	—	—	—	0.9
Other Industries	1.4	0.4		—	1.8
Other Equity Interests:
Exchange Traded Funds	201.6	—	—	—	201.6
Limited Liability Companies and Limited Partnerships	—	—	—	317.8	317.8
Total Investments in Equity Securities at Fair Value	203.9	48.3	1.5	317.8	571.5
Convertible Securities at Fair Value	—	46.1	—	—	46.1
Total	$331.2	$7,533.6	$218.9	$317.8	$8,401.5
At March 31, 2022, the Company had unfunded commitments to invest an additional $101.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests when funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Fair Value Measurements (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2021 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$132.8	$504.6	$—	$—	$637.4
States and Political Subdivisions	—	1,890.1	—	—	1,890.1
Foreign Governments	—	5.5	—	—	5.5
Corporate Securities:
Bonds and Notes	—	4,150.1	236.8	—	4,386.9
Redeemable Preferred Stocks	—	1.3	6.1	—	7.4
Collateralized Loan Obligations	—	752.1	—	—	752.1
Other Mortgage and Asset-backed	—	300.5	7.0	—	307.5
Total Investments in Fixed Maturities	132.8	7,604.2	249.9	—	7,986.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	34.2	—	—	34.2
Other Industries	—	16.1	1.5	—	17.6
Common Stocks:
Finance, Insurance and Real Estate	18.9	—	—	—	18.9
Other Industries	2.9	—	—	—	2.9
Other Equity Interests:
Exchange Traded Funds	432.0	—	—	—	432.0
Limited Liability Companies and Limited Partnerships	—	—	—	325.0	325.0
Total Investments in Equity Securities at Fair Value	453.8	50.3	1.5	325.0	830.6
Other Investments:
Convertible Securities at Fair Value	—	46.4	—	—	46.4
Total	$586.6	$7,700.9	$251.4	$325.0	$8,863.9
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2022.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$98.5	3.5%	-	11.0%	6.7%
Non-investment-grade:
Senior Debt	Market Yield	40.1	5.9	-	26.0	10.1
Junior Debt	Market Yield	51.6	6.0	-	28.5	16.0
Other	Various	27.2
Total Level 3 Fixed Maturity Investments		$217.4
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Fair Value Measurements (Continued)
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but for callable securities the fair value increase is generally limited to par, unless security is currently callable at a premium..
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2022 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$236.8	$6.1	$—	$7.0	$1.5	$251.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(5.7)	—	—	—	—	(5.7)
Included in Other Comprehensive Income (Loss)	(1.7)	(0.5)	—	(0.8)	—	(3.0)
Purchases	13.7	—	—	—	—	13.7
Settlements	—	—	—	—	—	—
Sales	(42.8)	—	—	—	—	(42.8)
Transfers into Level 3	5.3	—	—	—	—	5.3
Transfers out of Level 3	—	—	—	—	—	—
Balance at End of Period	$205.6	$5.6	$—	$6.2	$1.5	$218.9
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Fair Value Measurements (Continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	March 31, 2022		December 31, 2021
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$284.7	$284.7	$286.2	$286.2
Short-term Investments	243.8	243.8	284.1	284.1
Mortgage Loans	99.8	99.8	96.8	96.8
Company-Owned Life Insurance	556.4	556.4	$448.1	$448.1
Equity Securities at Modified Cost	35.2	35.2	32.3	32.3
Financial Liabilities:
Long-term Debt	$1,385.2	$1,343.9	$1,121.9	$1,152.1
Policyholder Obligations	553.1	553.1	401.9	401.9
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Variable Interest Entities (Continued)
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments as of the periods indicated:

	Three Months Ended
(Dollars in millions)	Mar 31, 2022	Mar 31, 2021
Fundings	$—	$48.5
Cash distribution from investment	0.4	—
Gain (loss) on investments in Alternative Energy Partnership	(16.7)	(15.4)
Income tax credits recognized	3.9	28.4
Tax benefit (expense) recognized from Alternative Energy Partnership	3.1	0.2
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of the dates indicated:

(Dollars in millions)	Mar 31, 2022
Cash	$19.3
Equipment, net of depreciation	271.1
Other assets	2.9
Total unconsolidated assets	293.3
Maximum loss exposure	22.4
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $22.4 million, which is the carrying value of the investment at March 31, 2022.
Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the three months ended March 31, 2022 and 2021.

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2022	505.8	(3.7)	(52.1)	(1.9)	448.1
Other Comprehensive Income (Loss) Before Reclassifications	(515.1)	(5.8)	—	4.7	(516.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(1.5), $—, $—, $— and $(1.5)	5.8	—	—	—	5.8
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $135.2, $1.6, $—, $(1.2) and $135.6	(509.3)	(5.8)	—	4.7	(510.4)
Balance as of March 31, 2022	(3.5)	(9.5)	(52.1)	2.8	(62.3)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Continued)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2021	730.6	(2.1)	(45.7)	(2.3)	680.5
Other Comprehensive Income (Loss) Before Reclassifications	(281.5)	(1.7)	0.8	0.1	(282.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $2.1, $—, $—, $— and $2.1	(7.7)	—	—	—	(7.7)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $74.8, $0.4, $0.5, $— and $75.7	(289.2)	(1.7)	0.8	0.1	(290.0)
Balance as of March 31, 2021	441.4	(3.8)	(44.9)	(2.2)	390.5
Amounts reclassified from Accumulated Other Comprehensive Income (Loss) shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Consolidated Statements of Income Line Item Affected by Reclassifications
Net unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Gains on Sales of Investments and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gain (Loss) on Cash Flow Hedges	Interest and Other Expenses
Note 10 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of March 31, 2022 the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the three months ended March 31, 2022 Kemper did not repurchase any shares of its common stock. During the three months ended March 31, 2021 Kemper repurchased and retired approximately 590,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $47.1 million and an average cost per share of $79.36.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Employee Stock Purchase Plan
During the three months ended March 31, 2022 and 2021, the Company issued approximately 22,000 and 15,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $48.06 and $67.76 per share. Compensation costs charged against income were $0.2 million and $0.2 million for the year ended March 31, 2022 and 2021, respectively.
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
The components of Pension (Benefit) Expense for the Pension Plan for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Interest Cost on Projected Benefit Obligation	$2.2	$1.8
Expected Return on Plan Assets	(1.9)	(2.3)
Amortization of Prior Service Cost	0.2	—
Amortization of Net Actuarial Loss	0.4	0.7
Total Pension (Benefit) Expense	$0.9	$0.2
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.
The components of OPEB benefits for the OPEB Plans for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Service Cost	$0.1	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	—	—
Amortization of Prior Service Credit	(0.3)	(0.3)
Amortization of Net Gain	(0.4)	(0.4)
Total OPEB (Benefit) Expense	$(0.6)	$(0.6)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Income.
Note 12 - Policyholder Obligations
Policyholder Obligations at March 31, 2022 and December 31, 2021 were as follows:

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
FHLB Funding Agreements	$553.1	$401.9
Universal Life-type Policyholder Account Balances	101.9	102.1
Total	$655.0	$504.0
Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the Federal Home Loan Bank (“FHLB”) of Chicago in exchange for cash, which it uses for spread lending purposes. During the three months ended March 31, 2022, United Insurance received advances of $208.4 million from the FHLB of Chicago and made repayments of $57.1 million under the spread lending program.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Policyholder Obligations (Continued)
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at March 31, 2022 and December 31, 2021 is presented below.

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Liability under Funding Agreements	$553.1	$401.9
Fair Value of Collateral Pledged	622.5	556.6
FHLB of Chicago Common Stock Owned at Cost	14.7	11.8
Note 13 - Debt
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either March 31, 2022 or December 31, 2021.
The Company incurred $2.2 million debt issuance costs in relation to the amended agreement. As of March 31, 2022 there were $2.6 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.

Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at March 31, 2022 and December 31, 2021 was:

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Senior Notes:
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.1	449.0
2.400% Senior Notes due September 30, 2030	396.3	396.2
3.800% Senior Notes due February 23, 2032	395.1	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	144.7	—
Total Long-term Debt Outstanding	$1,385.2	$1,121.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Debt (Continued)
Redemption of 5.000% Senior Notes Due 2022
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
On February 23, 2022, Kemper issued a notice of redemption for the entire $275.0 million aggregate principal outstanding of the 2022 Senior Notes at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On March 25, 2022, Kemper completed the redemption, and the 2022 Senior Notes were repaid in full. The Company recognized a Loss from Early Extinguishment of Debt of $3.7 million in its March 31, 2022 Condensed Consolidated Statement of Income.
The Company used the proceeds received from Kemper’s 2032 Senior Notes offering to repay the 2022 Senior Notes. See “3.800% Senior Notes Due 2032” below for additional information regarding the debt issuance.
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
3.800% Senior Notes Due 2032
On February 15, 2022, Kemper offered and sold $400.0 million aggregate principal of 3.800% senior notes due February 23, 2032 (the “2032 Senior Notes”). The net proceeds of issuance were $395.1 million, net of discount and transaction costs for an effective yield of 3.950%. The 2032 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time, at Kemper’s option, at specified redemption prices.
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income (Loss). Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.1 million for the three months ended March 31, 2022. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended March 31, 2023 as interest expense on the debt is recognized.
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062
On March 10, 2022, Kemper issued $150.0 million aggregate principal amount of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due March 15, 2062 (the “2062 Junior Debentures”). The net proceeds from issuance were $144.7 million, net of discount and transaction costs. The 2062 Junior Debentures will bear interest from and including the date

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Debt (Continued)

of original issue to, but excluding, March 15, 2027 (the “First Reset Date”) at the fixed rate of 5.875% per annum. The interest rate on the First Reset Date, and subsequent Reset Dates, will be equal to the Five-Year Treasury Rate as of the most recent Reset Date plus 4.140% to be reset on each Reset Date. Interest is due quarterly in arrears beginning on June 15, 2022. The Company has the option to defer interest payments for one or more optional deferral periods of up to five consecutive years, provided that no optional deferral period shall extend beyond March 15, 2062, or any earlier accelerated maturity date arising from an event of default or any earlier redemption of the 2062 Junior Debentures.

The 2062 Junior Debentures are unsecured and may be redeemed in whole or in part on the First Reset Date or any time thereafter, at a redemption price equal to the principal amount of the debentures being redeemed plus any accrued and unpaid interest.

Short-term Debt

Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and Alliance are members of the FHLBs of Chicago, Dallas and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at March 31, 2022 or December 31, 2021. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $12.7 million for the three months ended March 31, 2022. Interest paid, including facility fees, was $22.0 million for the three months ended March 31, 2022. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $11.1 million for the three months ended March 31, 2021. Interest paid, including facility fees, was $21.7 million for the three months ended March 31, 2021.
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Operating Lease Right-of-Use Assets	$60.4	$64.4
Operating Lease Liabilities	80.1	84.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Leases (Continued)
Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$—	$0.1
Operating Lease Cost	5.6	5.1
Variable Lease Cost	0.1	—
Short-Term Lease Cost (1)	1.2	0.9
Total Lease Expense	$6.9	$6.1
Less: Sub-Lease Income	0.1	—
Total Lease Cost	$6.8	$6.1
(1) - Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Operating Cash Flows from Operating Lease (Fixed Payments)	$6.2	$5.4
Operating Cash Flows from Operating Lease (Liability Reduction)	5.5	4.6
Financing Cash Flows from Finance Leases	—	0.1
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	1.0	2.3
Significant judgments and assumptions for determining lease asset and liability at March 31, 2022 and 2021 are presented below.

	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
Weighted-average Remaining Lease Term - Finance Leases	0.8 years	0.5 years
Weighted-average Remaining Lease Term - Operating Leases	5.8 years	6.6 years
Weighted-average Discount Rate - Finance Leases	0.6%	4.0%
Weighted-average Discount Rate - Operating Leases	3.4%	4.0%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Leases (Continued)
Future minimum lease payments under operating leases at March 31, 2022 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
Remainder of 2022	$18.2
2023	21.7
2024	15.7
2025	10.2
2026	4.5
2027 and Thereafter	20.5
Total Future Payments	$90.8
Less Imputed Interest	10.7
Present Value of Minimum Lease Payments	$80.1
Note 15 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to September 30, 2022. Tax years 2018, 2019 and 2020 are subject to a statute of three years from the extended due dates of October 15, 2019, 2020, and 2021, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.

There were no unrecognized tax benefits at March 31, 2022 or December 31, 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Income taxes paid, net of refunds received, were less than $0.1 million for the three months ended March 31, 2022. Income taxes paid, net of refunds received, were $30.1 million for the three months ended March 31, 2021.

Note 16 - Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings- including lawsuits, arbitration, regulatory examinations, audits and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s interim Condensed Consolidated Financial Statements and Notes to the interim Condensed Consolidated Financial Statements.
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
Net Loss was $94.8 million ($(1.49) per unrestricted common share) for the three months ended March 31, 2022, compared to Net Income of $123.2 million ($1.88 per unrestricted common share) for the same period in 2021.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results of operations. The numbers referenced in the following paragraphs are estimates. The actual impacts could ultimately differ from the stated estimates, although the Company believes any difference would likely not be material.
For the three months ended March 31, 2022, the Company estimates that its net results were negatively impacted by $120 million related to the effects of the COVID-19 pandemic and related economic conditions. The impact to net results was primarily related to underwriting losses in the P&C business attributable to rising loss costs fueled by higher inflation, as well as pandemic-related auto industry shortages of supplies such as chips, high demand for used cars, and higher labor costs. Additionally, the Life & Health insurance segment continued to experience excess pandemic-related mortality.
For the three months ended March 31, 2021, the Company estimated that its net results were negatively impacted by $5 million related to the effects of the COVID-19 pandemic and related economic conditions. The decrease to net income was primarily attributed to excess mortality in the Life & Health Insurance segment, partially offset by favorable underwriting results driven by lower frequency in the auto business of the P&C segments as a significant reduction in miles driven occurred.
For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1 and Item 1A., Risk Factors, of Part I of the Company’s 2021 Annual Report on Form 10-K.
A reconciliation of Net Income (Loss) to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the three months ended March 31, 2022 and 2021 is presented below.

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2022	Mar 31, 2021	Increase (Decrease)
Net Income (Loss)	$(94.8)	$123.2	$(218.0)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(22.3)	41.2	(63.5)
Net Realized Gains on Sales of Investments	1.2	10.9	(9.7)
Impairment Losses	(7.0)	(3.2)	(3.8)
Acquisition Related Transaction, Integration and Other Costs	(3.7)	(12.9)	9.2
Loss from Early Extinguishment of Debt	(2.9)	—	$(2.9)
Adjusted Consolidated Net Operating Income (Loss)	$(60.1)	$87.2	$(147.3)

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(44.7)	$80.1	$(124.8)
Preferred Property & Casualty Insurance	(6.1)	9.6	(15.7)
Life & Health Insurance	3.1	7.3	(4.2)
Total Segment Net Operating Income (Loss)	(47.7)	97.0	(144.7)
Corporate and Other Net Operating Income (Loss) From:
Other	(12.4)	(9.8)	(2.6)
Corporate and Other Net Operating Income (Loss)	(12.4)	(9.8)	(2.6)
Adjusted Consolidated Net Operating Income (Loss)	$(60.1)	$87.2	$(147.3)

Summary of Results (Continued)
Net Income
Net Income decreased by $218.0 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower Adjusted Consolidated Net Operating Income and loss from Change in Fair Value of Equity and Convertible Securities. Adjusted Consolidated Net Operating Income decreased by $147.3 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Income, Preferred Property & Casualty Segment Insurance Net Operating Income, Life & Health Insurance Segment Net Operating Income, and Corporate and Other Net Operating Income.

See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income decreased due primarily to increased interest expense resulting from the issuance of the 2032 Senior Notes. The Company’s investment results deteriorated for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to a $63.5 million after-tax decrease in income from the change in fair value of equity and convertible securities, a $9.7 million after-tax decrease in net realized gains on sales of investments, and a $3.8 million after-tax increase in impairment losses. See MD&A, “Investment Results,” for additional discussion.

Revenues
Earned Premiums were $1,338.6 million for the three months ended March 31, 2022, compared to $1,200.8 million for the same period in 2021, an increase of $137.8 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $144.0 million for the three months ended March 31, 2022, compared to the same period in 2021. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $6.6 million for the three months ended March 31, 2022, compared to the same period in 2021. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance”, for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $3.1 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower return from Alternative Investments, lower yields on fixed income securities, partially offset by higher levels of fixed maturities and higher levels and rate on Company-Owned Life Insurance.
Loss from the Change in Value of Alternative Energy Partnership Investments was $16.7 million for the three months ended March 31, 2022, compared to $15.4 million for the same period 2021. Tax benefits related to the Alternative Energy Partnership Investments were $7.0 million and $28.6 million for the three months ended March 31, 2022 and 2021, respectively. This resulted in a net loss of $9.7 million and net income of $13.2 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2022 and 2021, respectively.
Other Income was $2.4 million for the three months ended March 31, 2022, compared to $1.5 million for the same period in 2021.
Net Realized Gains on Sales of Investments were $1.5 million for the three months ended March 31, 2022, compared to $13.8 million for the same period in 2021.
Impairment Losses were $8.9 million for the three months ended March 31, 2022, compared to $4.0 million for the same period in 2021.
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

Non-GAAP Financial Measures (Continued)
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
(i) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Gains or Losses on Sales of Investments;
(iii) Impairment Losses;
(iv) Acquisition Related Transaction, Integration and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income (Loss). There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the three months ended March 31, 2022 or 2021.
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

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Net Premiums Written	$1,023.7	$972.0
Earned Premiums	$1,021.6	$877.6
Net Investment Income	34.9	35.0
Change in Value of Alternative Energy Partnership Investments	(8.4)	(7.3)
Other Income	1.7	0.9
Total Revenues	1,049.8	906.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	911.7	650.0
Catastrophe Losses and LAE	2.1	1.7
Prior Years:
Non-catastrophe Losses and LAE	(3.8)	(1.4)
Catastrophe Losses and LAE	0.7	0.4
Total Incurred Losses and LAE	910.7	650.7
Insurance Expenses	199.3	170.3
Operating Income (Loss)	(60.2)	85.2
Income Tax Benefit (Expense)	15.5	(5.1)
Segment Net Operating Income (Loss)	$(44.7)	$80.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	89.2%	74.1%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	0.1	—
Total Incurred Loss and LAE Ratio	89.1	74.1
Insurance Expense Ratio	19.5	19.4
Combined Ratio	108.6%	93.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	89.2%	74.1%
Insurance Expense Ratio	19.5	19.4
Underlying Combined Ratio	108.7%	93.5%
Non-GAAP Measure Reconciliation
Combined Ratio	108.6%	93.5%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.2	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	0.1	—
Underlying Combined Ratio	108.7%	93.5%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Insurance Reserves:
Personal Automobile	$1,952.3	$1,985.8
Commercial Automobile	356.5	333.9
Insurance Reserves	$2,308.8	$2,319.7
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,166.0	$1,157.9
Incurred But Not Reported	934.0	953.0
Total Loss and LAE Reserves	2,100.0	2,110.9
Unallocated LAE Reserves	208.8	208.8
Insurance Reserves	$2,308.8	$2,319.7
See MD&A, “Critical Accounting Estimates,” of the 2021 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $44.7 million for the three months ended March 31, 2022, compared to Segment Net Operating Income of $80.1 million for the same period in 2021. Segment Net Operating Income decreased by $124.8 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums related to higher claim frequency and severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $144.0 million for the three months ended March 31, 2022, compared to the same period in 2021, driven by the acquisition of AAC and higher average earned premium per exposure resulting from rate increases associated with higher loss trends. Policies-in-force were lower in Private Passenger Auto, excluding AAC, as a result of ongoing profit improvement actions.

Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $0.1 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower return from Alternative Investments, partially offset by higher levels of investments and rate on Company-Owned Life Insurance, and higher levels of investments in fixed income securities.
Loss related to Change in Value of Alternative Energy Partnership Investments was $8.4 million for the three months ended March 31, 2022, compared to $7.3 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $3.6 million and $13.6 million for the three months ended March 31, 2022 and 2021, respectively. This resulted in a net loss of $4.8 million and net income of $6.3 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 89.2% for the three months ended March 31, 2022, a deterioration of 15.1 percentage points, compared to the same period in 2021, due primarily to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to near pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $3.1 million for the three months ended March 31, 2022, compared to $1.0 million for the same period in

Specialty Property & Casualty Insurance (Continued)
2021. Catastrophe losses and LAE (excluding reserve development) were $2.1 million for the three months ended March 31, 2022, compared to $1.7 million for the same period in 2021, a deterioration of $0.4 million. Insurance Expenses were $199.3 million, or 19.5% of earned premiums, for the three months ended March 31, 2022, a deterioration of 0.1 percentage points compared to the same period in 2021.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Net Premiums Written	$884.8	$861.5
Earned Premiums	$901.7	$785.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$827.7	$586.4
Catastrophe Losses and LAE	2.0	1.6
Prior Years:
Non-catastrophe Losses and LAE	(9.0)	(4.4)
Catastrophe Losses and LAE	0.7	0.4
Total Incurred Losses and LAE	$821.4	$584.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	91.8%	74.7%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(1.0)	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	0.1	0.1
Total Incurred Loss and LAE Ratio	91.1%	74.4%
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums from personal automobile insurance increased by $116.3 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to the acquisition of AAC and higher average earned premium per exposure resulting from rate increases associated with higher loss costs, partially offset by a decrease in new business driven by targeted underwriting actions focused on improving profitability. Incurred losses and LAE were $821.4 million, or 91.1% of earned premiums for the three months ended March 31, 2022, compared to $584.0 million, or 74.4% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premium. Underlying losses and LAE as a percentage of related earned premiums were 91.8% for the three months ended March 31, 2022, compared to 74.7% for the same period in 2021, a deterioration of 17.1 points due to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to near pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Favorable loss and LAE reserve development was $8.3 million for the three months ended March 31, 2022, compared to $4.0 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $2.0 million for the three months ended March 31, 2022, compared to $1.6 million for the same period in 2021.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Net Premiums Written	$138.9	$110.5
Earned Premiums	$119.9	$92.2

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$84.0	$63.6
Catastrophe Losses and LAE	0.1	0.1
Prior Years:
Non-catastrophe Losses and LAE	5.2	3.0
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$89.3	$66.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.1%	68.9%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	4.3	3.3
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	74.5%	72.3%
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums from commercial automobile insurance increased by $27.7 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $89.3 million, or 74.5% of earned premiums in 2022, compared to $66.7 million, or 72.3% of earned premiums in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 70.1% in 2022, compared to 68.9% in 2021, a deterioration of 1.2 percentage points due primarily to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $5.2 million for the three months ended March 31, 2022, compared to $3.0 million for the same period in 2021.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Net Premiums Written	$137.4	$154.4
Earned Premiums	$155.6	$162.2
Net Investment Income	12.5	15.9
Changes in Value of Alternative Energy Partnership Investments	(3.9)	(4.1)
Other Income	—	—
Total Revenues	164.2	174.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	112.2	96.2
Catastrophe Losses and LAE	11.4	24.0
Prior Years:
Non-catastrophe Losses and LAE	2.1	0.1
Catastrophe Losses and LAE	(3.2)	(0.3)
Total Incurred Losses and LAE	122.5	120.0
Insurance Expenses	51.2	51.0
Operating Income (Loss)	(9.5)	3.0
Income Tax Benefit (Expense)	3.4	6.6
Segment Net Operating Income (Loss)	$(6.1)	$9.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.2%	59.3%
Current Year Catastrophe Losses and LAE Ratio	7.3	14.8
Prior Years Non-catastrophe Losses and LAE Ratio	1.3	0.1
Prior Years Catastrophe Losses and LAE Ratio	(2.1)	(0.2)
Total Incurred Loss and LAE Ratio	78.7	74.0
Insurance Expense Ratio	32.9	31.4
Combined Ratio	111.6%	105.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.2%	59.3%
Insurance Expense Ratio	32.9	31.4
Underlying Combined Ratio	105.1%	90.7%
Non-GAAP Measure Reconciliation
Combined Ratio	111.6%	105.4%
Less:
Current Year Catastrophe Losses and LAE Ratio	7.3	14.8
Prior Years Non-catastrophe Losses and LAE Ratio	1.3	0.1
Prior Years Catastrophe Losses and LAE Ratio	(2.1)	(0.2)
Underlying Combined Ratio	105.1%	90.7%

Preferred Property & Casualty Insurance (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Three Months Ended
	Mar 31, 2022		Mar 31, 2021
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	11	$11.4	11	$8.9
$5 - $10	—	—	—	—
$10 - $15	—	—	—	—
$15 - $20	—	—	1	15.1
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	11	$11.4	12	$24.0
INSURANCE RESERVES

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Insurance Reserves:
Personal Automobile	$307.9	$308.6
Homeowners	93.1	95.4
Other	30.6	29.2
Insurance Reserves	$431.6	$433.2
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$271.1	$272.5
Incurred But Not Reported	131.8	131.9
Total Loss and LAE Reserves	402.9	404.4
Unallocated LAE Reserves	28.7	28.8
Insurance Reserves	$431.6	$433.2
See MD&A, “Critical Accounting Estimates,” of the 2021 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $6.1 million for the three months ended March 31, 2022, compared to Segment Net Operating Income of $9.6 million for the same period in 2021. Segment Net Operating Loss decreased by $15.7 million due primarily to higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower catastrophe losses and LAE.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $6.6 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.

Preferred Property & Casualty Insurance (Continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $3.4 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower return from Alternative Investments, partially offset by higher levels of investments and rate on Company-Owned Life Insurance, and higher levels of investments in fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $3.9 million for the three months ended March 31, 2022, compared to $4.1 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $1.6 million and $7.6 million for the three months ended March 31, 2022 and 2021, respectively. This resulted in a net loss of $2.3 million and net income of $3.5 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 72.2% and 59.3% for the three months ended March 31, 2022 and 2021, respectively. Underlying losses and LAE as a percentage of earned premiums increased primarily due to severity trends caused by ongoing supply chain issues and rising inflation. Catastrophe losses and LAE (excluding reserve development) were $11.4 million in 2022, compared to $24.0 million in 2021, a decreased of $12.6 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2022, compared to 2021. There was zero catastrophic event above $5 million in 2022, compared to one catastrophic events above $5 million in 2021. Favorable loss and LAE reserve development (including catastrophe reserve development) was $1.1 million in 2022, compared to $0.2 million in 2021.
Insurance expenses were $51.2 million, or 32.9% of earned premiums in 2022, a deterioration of 1.5% percentage points compared to 2021.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Preferred Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Net Premiums Written	$84.2	$100.4
Earned Premiums	$96.0	$103.0

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$80.5	$67.8
Catastrophe Losses and LAE	0.5	0.6
Prior Years:
Non-catastrophe Losses and LAE	1.5	1.2
Catastrophe Losses and LAE	0.1	0.1
Total Incurred Losses and LAE	$82.6	$69.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	83.8%	65.8%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.6	1.2
Prior Years Catastrophe Losses and LAE Ratio	0.1	0.1
Total Incurred Loss and LAE Ratio	86.0%	67.7%

Preferred Property & Casualty Insurance (Continued)
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums in preferred personal automobile insurance decreased by $7.0 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $82.6 million, or 86.0% of earned premiums, for the three months ended March 31, 2022, compared to $69.7 million, or 67.7% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of earned premiums were 83.8% for the three months ended March 31, 2022, compared to 65.8% for the same period in 2021, a deterioration of 18.0 percentage points primarily due to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $1.6 million for the three months ended March 31, 2022, compared to $1.3 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $0.5 million for the three months ended March 31, 2022, compared to $0.6 million for the same period in 2021.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Net Premiums Written	$45.5	$46.1
Earned Premiums	$51.3	$50.8

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$27.5	$24.2
Catastrophe Losses and LAE	10.8	22.0
Prior Years:
Non-catastrophe Losses and LAE	(1.6)	(2.5)
Catastrophe Losses and LAE	(2.8)	(0.1)
Total Incurred Losses and LAE	$33.9	$43.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	53.6%	47.6%
Current Year Catastrophe Losses and LAE Ratio	21.1	43.3
Prior Years Non-catastrophe Losses and LAE Ratio	(3.1)	(4.9)
Prior Years Catastrophe Losses and LAE Ratio	(5.5)	(0.2)
Total Incurred Loss and LAE Ratio	66.1%	85.8%
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums in homeowners insurance increased by $0.5 million for the three months ended March 31, 2022, compared to the same period in 2021. Incurred losses and LAE were $33.9 million, or 66.1% of earned premiums, for the three months ended March 31, 2022, compared to $43.6 million, or 85.8% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss reserve development) and increased favorable prior year development, partially offset by higher underlying losses and LAE as a percentage of earned premiums . Underlying losses and LAE as a percentage of earned premiums were 53.6% for the three months ended March 31, 2022, compared to 47.6% for the same period in 2021, an increase of 6.0 percentage points. Catastrophe losses and LAE (excluding reserve development) were $10.8 million for the three months ended March 31, 2022, compared to $22.0 million for the same period in 2021. There were zero catastrophic event above $5 million for the three months ended March 31, 2022, compared to one catastrophic event above $5 million for the same period in 2021. Favorable

Preferred Property & Casualty Insurance (Continued)
loss and LAE reserve development (including catastrophe loss reserve development) was $4.4 million for the three months ended March 31, 2022, compared to $2.6 million for the same period in 2021.
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Net Premiums Written	$7.7	$7.9
Earned Premiums	$8.3	$8.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$4.2	$4.2
Catastrophe Losses and LAE	0.1	1.4
Prior Years:
Non-catastrophe Losses and LAE	2.2	1.4
Catastrophe Losses and LAE	(0.5)	(0.3)
Total Incurred Losses and LAE	$6.0	$6.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.6%	50.0%
Current Year Catastrophe Losses and LAE Ratio	1.2	16.7
Prior Years Non-catastrophe Losses and LAE Ratio	26.5	16.7
Prior Years Catastrophe Losses and LAE Ratio	(6.0)	(3.6)
Total Incurred Loss and LAE Ratio	72.3%	79.8%
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums in other personal insurance decreased by $0.1 million for the three months ended March 31, 2022, compared to the same period in 2021. Incurred losses and LAE were $6.0 million, or 72.3% of earned premiums, for the three months ended March 31, 2022, compared to $6.7 million, or 79.8% of earned premiums, for the same period in 2021. Underlying losses and LAE as a percentage of earned premiums were 50.6% for the three months ended March 31, 2022, compared to 50.0% for the same period in 2021, a deterioration of 0.6 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $0.1 million for the three months ended March 31, 2022, compared to $1.4 million for the same period in 2021. Adverse loss and LAE reserve development (including catastrophe losses development) for the three months ended March 31, 2022 was $1.7 million, compared to $1.1 million for the same period in 2021.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Earned Premiums	$161.4	$161.0
Net Investment Income	49.4	51.1
Changes in Value of Alternative Energy Partnership Investments	(4.4)	(4.0)
Other Income	—	0.1
Total Revenues	206.4	208.2
Policyholders’ Benefits and Incurred Losses and LAE	120.1	118.7
Insurance Expenses	85.1	90.3
Operating Income (Loss)	1.2	(0.8)
Income Tax Benefit (Expense)	1.9	8.1
Segment Net Operating Income (Loss)	$3.1	$7.3
INSURANCE RESERVES

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Insurance Reserves:
Future Policyholder Benefits	$3,467.5	$3,454.1
Incurred Losses and LAE Reserves:
Life	63.6	60.7
Accident and Health	25.2	26.1
Property	3.1	3.6
Total Incurred Losses and LAE Reserves	91.9	90.4
Insurance Reserves	$3,559.4	$3,544.5
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
Overall
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums in the Life & Health Insurance segment increased by $0.4 million for the three months ended March 31, 2022, compared to the same period in 2021. This is due primarily to higher volume on life insurance products partially offset by lower volume on accident and health insurance products and property insurance products.
Net Investment Income decreased by $1.7 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower return from Alternative Investments, lower yields on fixed income securities, partially offset by higher levels of investments and rate on Company-Owned Life Insurance.

Life & Health Insurance (Continued)
Loss related to Changes in Value of Alternative Energy Partnership Investments was $4.4 million for the three months ended March 31, 2022, compared to $4.0 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $1.8 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively. This resulted in a net loss of $2.6 million and net income of $3.4 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2022 and 2021, respectively.
Policyholders’ Benefits and Incurred Losses and LAE increased by $1.4 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to higher persistency and mortality for life insurance related to COVID-19, partially offset by lower frequency of accident and health insurance claims.
Insurance Expenses in the Life & Health Insurance segment decreased by $5.2 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business.
Segment Net Operating Income in the Life & Health Insurance segment was $3.1 million for the three months ended March 31, 2022, compared to $7.3 million in 2021.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Life Insurance
Selected financial information for the life insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Earned Premiums	$101.3	$98.1
Net Investment Income	47.9	49.6
Changes in Value of Alternative Energy Partnership Investments	(4.0)	(3.8)
Total Revenues	145.2	143.9
Policyholders’ Benefits and Incurred Losses and LAE	90.6	87.9
Insurance Expenses	57.4	58.0
Operating Income (Loss)	(2.8)	(2.0)
Income Tax Benefit (Expense)	2.6	8.0
Total Product Line Net Operating Income (Loss)	$(0.2)	$6.0
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums from life insurance increased by $3.2 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to increased new business and higher persistency. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $90.6 million for the three months ended March 31, 2022, compared to $87.9 million for the same period in 2021, an increase of $2.7 million due primarily to higher persistency and mortality related to COVID-19.

Insurance Expenses decreased by $0.6 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business.

Life & Health Insurance (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Earned Premiums	$45.8	$47.4
Net Investment Income	0.7	1.0
Changes in Value of Alternative Energy Partnership Investments	(0.1)	(0.1)
Other Income	—	0.1
Total Revenues	46.4	48.4
Policyholders’ Benefits and Incurred Losses and LAE	23.5	24.5
Insurance Expenses	20.8	24.4
Operating Income (Loss)	2.1	(0.5)
Income Tax Benefit (Expense)	(0.4)	0.2
Total Product Line Net Operating Income (Loss)	$1.7	$(0.3)
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums from accident and health insurance decreased by $1.6 million for the three months ended March 31, 2022, compared to the same period in 2021. This is due primarily to lower volume on new business sales. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $23.5 million for the three months ended March 31, 2022, compared to $24.5 million for the same period in 2021. This is due primarily to lower frequency of claims.
Insurance Expenses decreased by $3.6 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business.

Life & Health Insurance (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Earned Premiums	$14.3	$15.5
Net Investment Income (Loss)	0.8	0.5
Changes in Value of Alternative Energy Partnership Investments	(0.3)	(0.1)
Total Revenues	14.8	15.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	4.1	3.2
Catastrophe Losses and LAE	0.4	1.9
Prior Years:
Non-catastrophe Losses and LAE	0.6	0.7
Catastrophe Losses and LAE	0.9	0.5
Total Incurred Losses and LAE	6.0	6.3
Insurance Expenses	6.9	7.9
Operating Income (Loss)	1.9	1.7
Income Tax Benefit (Expense)	(0.3)	(0.1)
Total Product Line Net Operating Income (Loss)	$1.6	$1.6
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	28.7%	20.6%
Current Year Catastrophe Losses and LAE Ratio	2.8	12.3
Prior Years Non-catastrophe Losses and LAE Ratio	4.2	4.5
Prior Years Catastrophe Losses and LAE Ratio	6.3	3.2
Total Incurred Loss and LAE Ratio	42.0%	40.6%
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Earned Premiums from property insurance decreased by $1.2 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to a lower volume of property insurance products. Incurred losses and LAE on property insurance were $6.0 million, or 42.0% of earned premiums, for the three months ended March 31, 2022, compared to $6.3 million, or 40.6% of earned premiums for the same period in 2021. Underlying losses and LAE were $4.1 million, or 28.7% of earned premiums for the three months ended March 31, 2022, compared to $3.2 million, or 20.6% of earned premiums for the same period in 2021, an increase of 8.1 percentage points due primarily to higher claim frequency. Catastrophe losses and LAE (excluding loss reserve development) were $0.4 million for the three months ended March 31, 2022, compared to $1.9 million for the same period in 2021. Catastrophe losses and LAE decreased $1.5 million due primarily to lower severity of catastrophe claims. Adverse loss and LAE reserve development was $1.5 million for the three months ended March 31, 2022, compared to an adverse development of $1.2 million in the same period in 2021.
Insurance expenses decreased $1.0 million for the three months ended March 31, 2022, compared to the same period in 2021 due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business.

Investment Results
Net Investment Income
Net Investment Income for the three months ended March 31, 2022 and 2021 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Investment Income:
Interest on Fixed Income Securities	$68.7	$69.0
Dividends on Equity Securities Excluding Alternative Investments	1.5	2.1
Alternative Investments:
Equity Method Limited Liability Investments	13.3	22.5
Limited Liability Investments Included in Equity Securities	7.6	4.5
Total Alternative Investments	20.9	27.0
Short-term Investments	0.1	1.2
Loans to Policyholders	5.5	5.5
Real Estate	2.2	2.4
Other	10.0	4.7
Total Investment Income	108.9	111.9
Investment Expenses:
Real Estate	2.5	2.1
Other Investment Expenses	6.4	6.7
Total Investment Expenses	8.9	8.8
Net Investment Income	$100.0	$103.1
Net Investment Income was $100.0 million and $103.1 million for the three months ended March 31, 2022 and 2021, respectively. Net Investment Income decreased by $3.1 million in 2022 due primarily to lower valuations of Equity Method Limited Liability Investments partially offset by higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities. Increase in Other Net Investment Income is driven by income from Company-Owned Life Insurance due to higher average investment balance and rate.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(28.2)	$52.2
Gains on Sales	2.4	14.9
Losses on Sales	(0.9)	(1.1)
Impairment Losses	(8.9)	(4.0)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	(35.6)	62.0
Recognized in Other Comprehensive Income (Loss)	(651.9)	(366.1)
Total Comprehensive Investment Gains (Losses)	$(687.5)	$(304.1)

Investment Results (Continued)
Total Comprehensive Investment Gains (Losses) decreased by $383.4 million primarily due to a decrease in the fair value of the Company’s fixed income bond portfolio and a loss from the change in fair value of the Company’s fair value method equity and convertible securities.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Preferred Stocks	$(2.4)	$0.5
Common Stocks	0.4	0.4
Other Equity Interests:
Exchange Traded Funds	(30.9)	25.9
Limited Liability Companies and Limited Partnerships	4.5	23.2
Total Other Equity Interests	(26.4)	49.1
Income (Loss) from Change in Fair Value of Equity Securities	(28.4)	50.0
Income (Loss) from Change in Fair Value of Convertible Securities	0.2	2.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(28.2)	$52.2
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Fixed Maturities:
Gains on Sales	$0.4	$13.2
Losses on Sales	(0.8)	(1.1)
Equity Securities:
Gains on Sales	2.0	1.7
Losses on Sales	(0.1)	—
Net Realized Gains on Sales of Investments	$1.5	$13.8

Gross Gains on Sales	$2.4	$14.9
Gross Losses on Sales	(0.9)	(1.1)
Net Realized Gains on Sales of Investments	$1.5	$13.8

Investment Results (Continued)
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
	Mar 31, 2022		Mar 31, 2021
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(8.9)	17	$(3.2)	6
Equity Securities	—	—	(0.8)	1
Impairment Losses	$(8.9)		$(4.0)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At March 31, 2022, 94.9% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2022 and December 31, 2021:

(Dollars in Millions)		Mar 31, 2022		Dec 31, 2021
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$5,302.9	68.1%	$5,351.6	67.0%
2	BBB	2,087.4	26.8	2,215.1	27.7
3-4	BB, B	307.0	4.0	331.0	4.2
5-6	CCC or Lower	86.6	1.1	89.2	1.1
Total Investments in Fixed Maturities		$7,783.9	100.0%	$7,986.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $17.2 million and $9.0 million at March 31, 2022 and December 31, 2021, respectively.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2022 and December 31, 2021:

	Mar 31, 2022		Dec 31, 2021
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$630.4	6.3%	$637.4	6.1%
States and Political Subdivisions:
Revenue Bonds	1,421.4	14.3	1,516.1	14.6
States	219.3	2.2	235.8	2.3
Political Subdivisions	129.5	1.3	138.2	1.3
Foreign Governments	5.0	0.1	5.5	0.1
Total Investments in Governmental Fixed Maturities	$2,405.6	24.2%	$2,533.0	24.4%

The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2022 and December 31, 2021.

	Mar 31, 2022		Dec 31, 2021
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,135.8	21.4%	$1,996.7	19.2%
Manufacturing	1,445.9	14.5	1,571.0	15.1
Transportation, Communication and Utilities	769.1	7.7	815.8	7.9
Services	597.7	6.0	617.5	5.9
Mining	239.0	2.4	254.3	2.4
Retail Trade	162.4	1.6	171.4	1.7
Construction	20.4	0.2	13.1	0.1
Other	7.9	0.1	14.1	0.1
Wholesale Trade	0.2	—	—	—
Total Investments in Non-governmental Fixed Maturities	$5,378.4	53.9%	$5,453.9	52.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2022.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	669	$1,405.8
$5 -$10	211	1,549.2
$10 - $20	116	1,541.9
$20 - $30	30	730.8
Greater Than $30	4	150.6
Total	1,030	$5,378.3
The Company’s short-term investments primarily consist of money market funds and short term bonds. At March 31, 2022, the Company had $243.5 million invested in money market funds which primarily invest in U.S. Treasury securities and $0.4 million invested in U.S. treasury bills and short-term bonds.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at March 31, 2022:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$136.6	1.4%
California	103.7	1.0
New York	91.4	0.9
Georgia	89.8	0.9
Michigan	76.6	0.8
Florida	70.8	0.7
Louisiana	69.7	0.7
Colorado	65.2	0.7
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	112.1	1.1
iShares® Core MSCI Total International Stock ETF	75.6	0.8
Total	$891.5	9.0%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2022 and December 31, 2021 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2022	Dec 31, 2021
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$40.2	$121.0	$120.0
Senior Debt	49.0	25.8	27.5
Distressed Debt	—	18.9	21.7
Secondary Transactions	2.1	12.9	11.7
Leveraged Buyout	0.9	9.2	8.7
Growth Equity	—	1.3	0.7
Real Estate	—	29.7	29.9
Hedge Fund	—	0.5	8.7
Other	—	10.7	13.0
Total Equity Method Limited Liability Investments	92.2	230.0	241.9

Alternative Energy Partnership Investments	—	22.4	39.6

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	52.5	131.8	129.3
Senior Debt	15.7	30.2	29.9
Distressed Debt	18.6	45.2	44.9
Secondary Transactions	5.6	3.7	4.0
Hedge Funds	—	68.1	82.7
Leveraged Buyout	8.3	34.8	32.2
Growth Equity	0.5	4.0	2.0
Other	—	—	—
Total Reported as Other Equity Interests at Fair Value	101.2	317.8	325.0
Reported as Equity Securities at Modified Cost:
Other	—	7.6	7.7
Total Reported as Equity Securities at Modified Cost	—	7.6	7.7
Total Investments in Limited Liability Companies and Limited Partnerships	$193.4	$577.8	$614.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Expenses
Expenses for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2022	Mar 31, 2021
Insurance Expenses:
Commissions	$191.9	$195.2
General Expenses	87.1	84.6
Taxes, Licenses and Fees	25.4	25.4
Total Costs Incurred	304.4	305.2
Net Policy Acquisition Costs Amortized (Deferred)	(2.5)	(22.4)
Amortization of Value of Business Acquired (“VOBA”)	2.1	0.9
Insurance Expenses	304.0	283.7
Loss from Early Extinguishment of Debt	3.7	—
Interest and Other Expenses:
Interest Expense	12.7	11.1
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	4.7	16.3
Other	36.7	29.8
Other Expenses	41.4	46.1
Interest and Other Expenses	54.1	57.2
Total Expenses	$361.8	$340.9
Insurance Expenses
Insurance Expenses increased by $20.3 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to a lower net deferral of policy acquisition costs as premium growth slowed due to ongoing profit improvement actions.

Loss from Early Extinguishment of Debt
Loss from Early Extinguishment of Debt increased by $3.7 million for the three months ended March 31, 2022, compared to the same period in 2021 due to the redemption of the 2022 Senior Notes.
Interest and Other Expenses
Interest expense increased by $1.6 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to the addition of the 2032 Senior Notes and the 2062 Junior Debentures during the three months ended March 31, 2022.
Other expenses decreased by $4.7 million for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to a decrease in acquisition-related integration expenses, partially offset by an increase in miscellaneous corporate expenses.
Income Taxes
The federal corporate statutory income tax rate was 21% for the three months ended March 31, 2022 and March 31, 2021. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and (5) a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $6.3 million for the three months ended March 31, 2022, compared to $5.0 million for the same period in 2021.The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $8.3 million for the three months ended March 31, 2022, compared to $4.6 million for the

Income Taxes (Continued)
same period in 2021. The Company realized net investment tax credits of $3.5 million for the three months ended March 31, 2022, compared to $25.4 million for the same period in 2021. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $3.6 million higher than the amount that would be deductible under the IRC for the three months ended March 31, 2022, compared to $1.5 million lower for the same period in 2021. The amount of nondeductible executive compensation was $3.1 million for the three months ended March 31, 2022, compared to $3.5 million for the same period in 2021.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2022. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2022 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at March 31, 2022 and December 31, 2021 was:

(Dollars in Millions)	Mar 31, 2022	Dec 31, 2021
Senior Notes:
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.1	449.0
2.400% Senior Notes due September 30, 2030	396.3	396.2
3.800% Senior Notes due February 23, 2032	395.1	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	144.7	—
Total Long-term Debt Outstanding	$1,385.2	$1,121.9
See Note 13, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either March 31, 2022 or December 31, 2021.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity and Alliance are members of the FHLB of Chicago, Dallas and San Francisco, respectively. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United, Trinity and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $14.7 million and $11.8 million at March 31, 2022 and December 31, 2021, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million at March 31, 2022 and December 31, 2021, respectively. The carrying value of FHLB of San Francisco common stock was $1.7 million at March 31, 2022 and December 31, 2021, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.

Liquidity and Capital Resources (Continued)
During the first three months of 2022, United Insurance received advances of $208.4 million from the FHLB of Chicago and made repayments of $57.1 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $553.1 million at March 31, 2022. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $622.5 million at March 31, 2022. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of March 31, 2022 the remaining share repurchase authorization under the repurchase program was $171.6 million. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the three months ended March 31, 2022 the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2021 the Company repurchased approximately 590,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $47.1 million and an average cost per share of $79.36.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the first quarter of 2022. Dividends and dividend equivalents paid were $19.8 million for the three months ended March 31, 2022.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively did not pay any dividends to Kemper during the first three months of 2022. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $128.6 million in additional dividends to Kemper during the remainder of 2022 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $318.3 million at March 31, 2022, compared to $233.9 million at December 31, 2021.
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
Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. During periods of growth, property and casualty insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to

Liquidity and Capital Resources (Continued)
sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Information about the Company’s cash flows for three months ended March 31, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	March 31, 2022	March 31, 2021
Net Cash Provided by (Used in) Operating Activities	$(18.2)	$140.6
Net Cash Provided by (Used in) Investing Activities	(225.1)	311.7
Net Cash Provided by (Used in) Financing Activities	392.4	(111.0)
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Cash Provided by (Used in) Operating Activities
Net cash used by Operating Activities was $18.2 million for the three months ended March 31, 2022, compared to generating $140.6 million of net cash for the same period in 2021, a decrease of $158.8 million. Cash from operating activities decreased primarily due to higher paid losses within the P&C business in 2022 due to an increase in frequency and rising loss costs from increased severity trends caused by rising inflation and supply chain constraints. This is partially offset by higher premium collections due to the acquisition of AAC in the second quarter of 2021.

Cash Provided by (Used in) Investing Activities

Net cash used by Investing Activities for the three months ended March 31, 2022 was $225.1 million, compared to cash provided of $311.7 million for the same period in 2021, a decrease of $536.8 million. This was primarily due to the sale of short-term investments in 2021 to fund the cash acquisition of AAC. The Company also had increased net purchases of fixed maturities, mostly funded by higher proceeds from sales, calls and maturities of the existing fixed maturity portfolio and sales of equity securities.

Cash Provided by (Used in) Financing Activities

Net cash provided by Financing Activities for the three months ended March 31, 2022 was $392.4 million, compared to cash used of $111.0 million for the same period in 2021, an increase of $503.4 million. This was primarily due to the issuance of the 2032 Senior Notes and 2062 Junior Debentures, partially of offset by the redemption of the 2022 Senior Notes. Additionally, the Company increased its net advances under the FHLB spread-lending program due to a more attractive interest rate environment in 2022.

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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations. The Company’s critical accounting policies are described in the MD&A included in the 2021 Annual Report. There have been no material changes to the information disclosed in the 2021 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2021 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2021 Annual Report. Readers are also advised to consider other factors not presently known by, or considered material to, the Company that could materially affect the Company’s business, financial condition and results of operations, along with other information disclosed in the 2021 Annual Report and this Quarterly Report on Form 10-Q, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1 of the 2021 Annual Report and on page 1 of this Quarterly Report on Form 10-Q, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the quarter ended March 31, 2022, Kemper did not repurchase any shares. As of March 31, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program.
All purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Second Supplemental Indenture, dated as of February 23, 2022, by and between the Company and U.S. Bank Trust Company, National Association	8-K	001-18298	4.2	February 23, 2022
4.2	Third Supplemental Indenture, dated as of March 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association	8-K	001-18298	4.2	March 10, 2022
10.1	Third Amended and Restated Credit Agreement, dated as of March 15, 2022, by and among the Company, as the borrower, the lenders and issuing banks from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-18298	10.1	March 17, 2022
18.1	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	May 2, 2022	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2022	/s/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2022	/s/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)