Form 10-Q
period 2022-06-30
KEMPER Corp
filed 2022-08-01
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 6/30/2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
63,851,935 shares of common stock, $0.10 par value, were outstanding as of July 28, 2022.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Revenues:
Earned Premiums	$2,692.3	$2,538.5	$1,353.7	$1,337.7
Net Investment Income	218.5	217.0	118.5	113.9
Change in Value of Alternative Energy Partnership Investments	(21.6)	(23.1)	(4.9)	(7.7)
Other Income (Loss)	3.3	8.5	0.9	7.0
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(68.7)	93.0	(40.5)	40.8
Net Realized Investment Gains (Losses)	12.5	33.0	11.0	19.2
Impairment Losses	(13.8)	(7.2)	(4.9)	(3.2)
Total Revenues	2,822.5	2,859.7	1,433.8	1,507.7
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	2,323.7	2,113.6	1,170.3	1,224.1
Insurance Expenses	611.7	597.7	307.7	314.0
Loss from Early Extinguishment of Debt	3.7	—	—	—
Interest and Other Expenses	107.6	116.5	53.5	59.3
Total Expenses	3,046.7	2,827.8	1,531.5	1,597.4
Income (Loss) before Income Taxes	(224.2)	31.9	(97.7)	(89.7)
Income Tax Benefit (Expense)	54.7	28.7	23.0	27.1
Net Income (Loss)	$(169.5)	$60.6	$(74.7)	$(62.6)
Net Income (Loss) Per Unrestricted Share:
Basic	$(2.66)	$0.93	$(1.17)	$(0.97)
Diluted	$(2.66)	$0.92	$(1.17)	$(0.97)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Income (Loss)	$(169.5)	$60.6	$(74.7)	$(62.6)
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	(1,231.7)	(173.2)	(587.1)	190.8
Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	(0.5)	(2.4)	6.9	(0.3)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(0.1)	0.4	—	0.1
Gain (Loss) on Cash Flow Hedges	5.9	0.2	(0.2)	0.1
Other Comprehensive Income (Loss) Before Income Taxes	(1,226.4)	(175.0)	(580.4)	190.7
Other Comprehensive Income Tax Benefit (Expense)	257.5	37.5	121.9	(38.2)
Other Comprehensive Income (Loss), Net of Taxes	(968.9)	(137.5)	(458.5)	152.5
Total Comprehensive Income (Loss)	$(1,138.4)	$(76.9)	$(533.2)	$89.9

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Jun 30, 2022	Dec 31, 2021
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2022 - $7,830.1; 2021 - $7,358.2 Allowance for Credit Losses: 2022 - $13.6; 2021 - $7.5)	$7,218.8	$7,986.9
Equity Securities at Fair Value (Cost: 2022 - $363.1; 2021 - $618.7)	395.0	830.6
Equity Method Limited Liability Investments	228.9	241.9
Alternative Energy Partnership Investments	17.0	39.6
Short-term Investments at Cost which Approximates Fair Value	230.2	284.1
Company-Owned Life Insurance	566.2	448.1
Loans to Policyholders	282.3	286.2
Other Investments	276.9	270.0
Total Investments	9,215.3	10,387.4
Cash	348.6	148.2
Receivables from Policyholders (Allowance for Credit Losses: 2022 - $12.7; 2021 - $13.6)	1,375.1	1,418.7
Other Receivables	206.5	207.3
Deferred Policy Acquisition Costs	680.5	677.6
Goodwill	1,312.0	1,312.0
Current Income Tax Assets	200.8	173.1
Deferred Income Tax Assets	57.1	—
Other Assets	557.1	592.2
Total Assets	$13,953.0	$14,916.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,568.0	$3,540.9
Property and Casualty	2,758.4	2,772.7
Total Insurance Reserves	6,326.4	6,313.6
Unearned Premiums	1,854.4	1,898.7
Policyholder Obligations	704.5	504.0
Deferred Income Tax Liabilities	—	227.0
Accrued Expenses and Other Liabilities	831.9	843.6
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2022 - $1,279.0; 2021 - $1,152.1)	1,385.8	1,121.9
Total Liabilities	11,103.0	10,908.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,849,577 Shares Issued and Outstanding at June 30, 2022 and 63,684,628 Shares Issued and Outstanding at December 31, 2021	6.4	6.4
Paid-in Capital	1,812.5	1,790.7
Retained Earnings	1,551.9	1,762.5
Accumulated Other Comprehensive Income (Loss)	(520.8)	448.1
Total Shareholders’ Equity	2,850.0	4,007.7
Total Liabilities and Shareholders’ Equity	$13,953.0	$14,916.5
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2022	Jun 30, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(169.5)	$60.6
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized Investment (Gains) Losses	(12.5)	(33.1)
Impairment Losses	13.8	7.2
Depreciation and Amortization of Property, Equipment and Software	26.5	22.2
Amortization of Intangibles Assets Acquired	11.2	30.6
Loss from Early Extinguishment of Debt	3.7	—
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(18.3)	(38.9)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	21.6	23.1
(Increase) Decrease in Value of Equity and Convertible Securities	68.7	(93.0)
Changes in:
Receivables from Policyholders	43.6	(136.4)
Reinsurance Recoverables	0.3	21.2
Deferred Policy Acquisition Costs	(2.9)	(63.5)
Insurance Reserves	12.9	248.8
Unearned Premiums	(44.3)	175.2
Income Taxes	(49.1)	(67.3)
Other Assets and Liabilities	4.3	81.0
Net Cash Provided by (Used in) Operating Activities	(90.0)	237.7
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	564.9	726.1
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	403.7	81.6
Real Estate Investments	—	2.3
Mortgage Loans	46.6	30.3
Other Investments	36.9	57.9
Purchases of Investments:
Fixed Maturities	(1,025.9)	(967.1)
Equity Securities	(39.1)	(38.4)
Real Estate Investments	(2.9)	(1.3)
Company-Owned Life Insurance	(100.0)	(100.0)
Mortgage Loans	(45.0)	(65.5)
Other Investments	(4.9)	(72.8)
Net Sales (Purchases) of Short-term Investments	54.0	605.7
Acquisition of Business, Net of Cash Acquired	—	(316.5)
Acquisition of Software and Long-lived Assets	(23.7)	(25.5)
Other	2.9	5.3
Net Cash Provided by (Used in) Investing Activities	(132.5)	(77.9)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(280.0)	(50.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	396.3	—
Issuance Fees on 3.800% Senior Notes due February 23, 2032	(1.2)	—
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.6	—
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	(0.9)	—
Proceeds from Policyholder Obligations	289.6	132.7
Repayment of Policyholder Obligations	(89.3)	(156.8)
Proceeds from Shares Issued under Employee Stock Purchase Plan	2.5	2.5
Common Stock Repurchases	—	(151.7)
Dividends and Dividend Equivalents Paid	(40.0)	(41.2)
Other	0.3	3.7
Net Cash Provided by (Used in) Financing Activities	422.9	(260.8)
Increase (Decrease) in Cash	200.4	(101.0)
Cash, Beginning of Year	148.2	206.1
Cash, End of Period	$348.6	$105.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30, 2022
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2021	63.7	$6.4	$1,790.7	$1,762.5	$448.1	$4,007.7
Net Income (Loss)	—	—	—	(169.5)	—	(169.5)
Other Comprehensive Income (Loss), Net of Taxes (Note 10)	—	—	—	—	(968.9)	(968.9)
Cash Dividends and Dividend Equivalents to Shareholders ($0.62 per share)	—	—	—	(40.2)	—	(40.2)
Shares Issued Under Employee Stock Purchase Plan (Note 11)	—	—	2.5	—	—	2.5
Equity-based Compensation Cost	—	—	20.2	—	—	20.2
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.9)	(0.9)	—	(1.8)
Balance, June 30, 2022	63.8	$6.4	$1,812.5	$1,551.9	$(520.8)	$2,850.0

	Six Months Ended June 30, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Income (Loss)	—	—	—	60.6	—	60.6
Other Comprehensive Income (Loss), Net of Taxes (Note 10)	—	—	—	—	(137.5)	(137.5)
Cash Dividends and Dividend Equivalents to Shareholders ($0.62 per share)	—	—	—	(41.4)	—	(41.4)
Repurchases of Common Stock (Note 11)	(2.0)	(0.2)	(56.7)	(101.8)	—	(158.7)
Shares Issued Under Employee Stock Purchase Plan (Note 11)	—	—	2.5	—	—	2.5
Equity-based Compensation Cost	—	—	18.5	—	—	18.5
Equity-based Awards, Net of Shares Exchanged	0.2	0.1	1.4	(2.7)	—	(1.2)
Balance, June 30, 2021	63.6	$6.4	$1,770.9	$1,985.9	$543.0	$4,306.2

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30, 2022
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2022	63.8	$6.4	$1,803.1	$1,647.3	$(62.3)	$3,394.5
Net Income (Loss)	—	—	—	(74.7)	—	(74.7)
Other Comprehensive Income (Loss), Net of Taxes (Note 10)	—	—	—	—	(458.5)	(458.5)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.6)	—	(20.6)
Shares Issued Under Employee Stock Purchase Plan (Note 11)	—	—	1.2	—	—	1.2
Equity-based Compensation Cost	—	—	8.3	—	—	8.3
Equity-based Awards, Net of Shares Exchanged	—	—	(0.1)	(0.1)	—	(0.2)
Balance, June 30, 2022	63.8	$6.4	$1,812.5	$1,551.9	$(520.8)	$2,850.0

	Three Months Ended June 30, 2021
(Dollars and Shares in Millions, Except Per Share Amounts)	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2021	65.0	$6.5	$1,802.1	$2,140.0	$390.5	$4,339.1
Net Income (Loss)	—	—	—	(62.6)	—	(62.6)
Other Comprehensive Income (Loss), Net of Taxes (Note 10)	—	—	—	—	152.5	152.5
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.4)	—	(20.4)
Repurchases of Common Stock (Note 11)	(1.4)	(0.2)	(40.3)	(71.1)	—	(111.6)
Shares Issued Under Employee Stock Purchase Plan (Note 11)	—	—	1.3	—	—	1.3
Equity-based Compensation Cost	—	—	6.2	—	—	6.2
Equity-based Awards, Net of Shares Exchanged	—	0.1	1.6	—	—	1.7
Balance, June 30, 2021	63.6	$6.4	$1,770.9	$1,985.9	$543.0	$4,306.2

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
Certain financial information that is included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The preparation of interim financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, annualizing the results of operations for the six months ended June 30, 2022 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2021.
During the first quarter of 2022, the Company began including anticipated net investment income in the premium deficiency analysis performed at the Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments. The Company believes the accounting principle change is preferable as it best reflects the ultimate profitability of an insurance contract in using all cash flows from the in-force policies, inclusive of related investment income, and provides improved comparability with industry peers. This accounting principle change had no impact on the results of the premium deficiency analysis in the first quarter of 2022 or prior periods presented.

As of June 30, 2022, the Company has elected to separately display its investments in Company-Owned Life Insurance and Loans to Policyholders in the Condensed Consolidated Balance Sheets. These were previously reported in Other Investments on the Condensed Consolidated Balance Sheets. Additionally, the Company has elected to include Equity Securities at Modified Cost and Convertible Securities at Fair Value within Other Investments on the Condensed Consolidated Balance Sheets.

Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2022. There were no adoptions of such accounting pronouncements during the six months ended June 30, 2022 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
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
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the six and three months ended June 30, 2022 and 2021 is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions, except per share amounts)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Income (Loss)	$(169.5)	$60.6	$(74.7)	$(62.6)
Less: Net Income Attributed to Participating Awards	—	0.1	—	—
Net Income (Loss) Attributed to Unrestricted Shares	(169.5)	60.5	(74.7)	(62.6)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Income (Loss) Attributed to Unrestricted Shares	$(169.5)	$60.5	$(74.7)	$(62.6)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	63,779.9	64,897.8	63,815.6	64,376.8
Equity-based Compensation Equivalent Shares	—	1,153.7	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	63,779.9	66,051.5	63,815.6	64,376.8
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$(2.66)	$0.93	$(1.17)	$(0.97)
Diluted Net Income (Loss) Per Unrestricted Share	$(2.66)	$0.92	$(1.17)	$(0.97)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2022 and 2021, because the effect of inclusion would be anti-dilutive, is presented below.

	Six Months Ended		Three Months Ended
(Number of Shares in Thousands)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Equity-based Compensation Equivalent Shares	2,480.9	1,197.8	2,411.0	2,190.4
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	2,480.9	1,197.8	2,411.0	2,190.4
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

	Six Months Ended		Three Months Ended
(Dollars in millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Total Revenues	$2,822.5	$2,950.9	$1,433.8	$1,507.7
Total Expenses	3,047.1	2,901.2	1,531.2	1,597.1
Income (Loss) from Continuing Operations before Income Taxes	(224.6)	49.7	(97.4)	(89.4)
Net Income (Loss)	$(169.8)	$74.3	$(74.5)	$(62.4)

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
Earned Premiums by product line for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Specialty Property & Casualty Insurance:
Personal Automobile	$1,807.5	$1,695.0	$905.8	$909.6
Commercial Automobile	257.8	192.9	137.9	100.7
Preferred Property & Casualty Insurance:
Personal Automobile	190.0	206.5	94.0	103.5
Homeowners	99.0	102.1	47.7	51.3
Other Personal Lines	16.5	16.8	8.2	8.4
Life & Health Insurance:
Life	204.2	198.7	102.9	100.6
Accident and Health	90.9	95.3	45.1	47.9
Property	26.4	31.2	12.1	15.7
Total Earned Premiums	$2,692.3	$2,538.5	$1,353.7	$1,337.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$2,065.3	$1,887.9	$1,043.7	$1,010.3
Net Investment Income	68.9	77.7	34.0	42.7
Change in Value of Alternative Energy Partnership Investments	(10.9)	(11.0)	(2.5)	(3.7)
Other Income	2.7	1.9	1.0	1.0
Total Specialty Property & Casualty Insurance	2,126.0	1,956.5	1,076.2	1,050.3
Preferred Property & Casualty Insurance:
Earned Premiums	305.5	325.4	149.9	163.2
Net Investment Income	24.4	35.4	11.9	19.5
Change in Value of Alternative Energy Partnership Investments	(5.0)	(6.1)	(1.1)	(2.0)
Total Preferred Property & Casualty Insurance	324.9	354.7	160.7	180.7
Life & Health Insurance:
Earned Premiums	321.5	325.2	160.1	164.2
Net Investment Income	111.3	103.5	61.9	52.4
Change in Value of Alternative Energy Partnership Investments	(5.7)	(6.0)	(1.3)	(2.0)
Other Income	(0.8)	0.2	(0.8)	0.1
Total Life & Health Insurance	426.3	422.9	219.9	214.7
Total Segment Revenues	2,877.2	2,734.1	1,456.8	1,445.7
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(68.7)	93.0	(40.5)	40.8
Net Realized Investment Gains (Losses)	12.5	33.0	11.0	19.2
Net Impairment Losses Recognized in Earnings	(13.8)	(7.2)	(4.9)	(3.2)
Other	15.3	6.8	11.4	5.2
Total Revenues	$2,822.5	$2,859.7	$1,433.8	$1,507.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Segment Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes, for the six and three months ended June 30, 2022 and 2021 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$(111.2)	$(36.9)	$(51.0)	$(122.1)
Preferred Property & Casualty Insurance	(31.1)	(10.4)	(21.6)	(13.4)
Life & Health Insurance	22.0	12.4	20.8	13.2
Total Segment Operating Income (Loss)	(120.3)	(34.9)	(51.8)	(122.3)
Corporate and Other Operating Income (Loss) From:
Other	(15.6)	(25.3)	(1.6)	(13.8)
Corporate and Other Operating Income (Loss)	(15.6)	(25.3)	(1.6)	(13.8)
Adjusted Consolidated Operating Income (Loss)	(135.9)	(60.2)	(53.4)	(136.1)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(68.7)	93.0	(40.5)	40.8
Net Realized Investment Gains (Losses)	12.5	33.0	11.0	19.2
Impairment Losses	(13.8)	(7.2)	(4.9)	(3.2)
Acquisition Related Transaction, Integration and Other Costs	(14.6)	(26.7)	(9.9)	(10.4)
Loss from Early Extinguishment of Debt	(3.7)	—	—	—
Income (Loss) before Income Taxes	$(224.2)	$31.9	$(97.7)	$(89.7)
Segment Net Operating Income (Loss), including a reconciliation to Net Income (Loss), for the six and three months ended June 30, 2022 and 2021 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(83.6)	$(11.6)	$(38.9)	$(91.7)
Preferred Property & Casualty Insurance	(22.9)	1.3	(16.8)	(8.3)
Life & Health Insurance	20.8	20.3	17.7	13.0
Total Segment Net Operating Income (Loss)	(85.7)	10.0	(38.0)	(87.0)
Corporate and Other Net Operating Income (Loss) From:
Other	(14.1)	(22.2)	(1.7)	(12.4)
Total Corporate and Other Net Operating Income (Loss)	(14.1)	(22.2)	(1.7)	(12.4)
Adjusted Consolidated Net Operating Income (Loss)	(99.8)	(12.2)	(39.7)	(99.4)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(54.3)	73.5	(32.0)	32.3
Net Realized Investment Gains (Losses)	9.9	26.1	8.7	15.2
Impairment Losses	(10.9)	(5.7)	(3.9)	(2.5)
Acquisition Related Transaction, Integration and Other Costs	(11.5)	(21.1)	(7.8)	(8.2)
Loss from Early Extinguishment of Debt	(2.9)	—	—	—
Net Income (Loss)	$(169.5)	$60.6	$(74.7)	$(62.6)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2022 and 2021 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,772.7	$1,982.5
Less Reinsurance Recoverables at Beginning of Year	41.9	50.1
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	2,730.8	1,932.4
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	211.1
Incurred Losses and LAE Related to:
Current Year	2,116.5	1,809.6
Prior Years	(15.6)	82.8
Total Incurred Losses and LAE	2,100.9	1,892.4
Paid Losses and LAE Related to:
Current Year	1,032.9	815.6
Prior Years	1,080.2	833.4
Total Paid Losses and LAE	2,113.1	1,649.0
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	2,718.6	2,386.9
Plus Reinsurance Recoverables at End of Period	39.8	43.9
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$2,758.4	$2,430.8
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
For the six months ended June 30, 2022, the Company decreased its property and casualty insurance reserves by $15.6 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $25.0 million due primarily to the emergence of more favorable loss patterns than expected for liability and physical damage insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $7.4 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $1.6 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $5.3 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $5.8 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.
For the six months ended June 30, 2021, the Company increased its property and casualty insurance reserves by $82.8 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $72.0 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $8.3 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $4.7 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $4.2 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $2.0 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.

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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the six months ended June 30, 2022.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,418.7	$13.6
Provision for Expected Credit Losses		26.7
Write-offs of Uncollectible Receivables from Policyholders		(27.6)
Balance at End of Period	$1,375.1	$12.7
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the six months ended June 30, 2021.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,194.5	$20.9
Provision for Expected Credit Losses		23.0
Write-offs of Uncollectible Receivables from Policyholders		(33.2)
Balance at End of Period	$1,479.9	$10.7
Note 6 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2022 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$626.8	$5.6	$(56.5)	$—	$575.9
States and Political Subdivisions	1,888.4	29.4	(186.6)	—	1,731.2
Foreign Governments	7.0	—	(1.5)	—	5.5
Corporate Securities:
Bonds and Notes	3,954.8	42.2	(349.5)	(13.6)	3,633.9
Redeemable Preferred Stocks	9.0	—	(0.9)	—	8.1
Collateralized Loan Obligations	1,009.9	0.1	(49.7)	—	960.3
Other Mortgage- and Asset-backed	334.2	0.8	(31.1)	—	303.9
Investments in Fixed Maturities	$7,830.1	$78.1	$(675.8)	$(13.6)	$7,218.8

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
Other Receivables included $5.9 million and $0.6 million of unsettled sales of Investments in Fixed Maturities at June 30, 2022 and December 31, 2021, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $16.7 million and $12.7 million at June 30, 2022 and December 31, 2021, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2022 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$178.4	$177.5
Due after One Year to Five Years	1,008.2	980.1
Due after Five Years to Ten Years	1,416.3	1,295.8
Due after Ten Years	3,395.5	3,062.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,831.7	1,703.1
Investments in Fixed Maturities	$7,830.1	$7,218.8
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2022 consisted of securities issued by the Government National Mortgage Association with a fair value of $351.5 million, securities issued by the Federal National Mortgage Association with a fair value of $60.3 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $27.1 million, and securities issued by other non-governmental issuers with a fair value of $1,264.2 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at June 30, 2022 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$456.8	$(55.5)	$4.1	$(1.0)	$460.9	$(56.5)
States and Political Subdivisions	1,117.7	(181.0)	20.0	(5.6)	1,137.7	(186.6)
Foreign Governments	2.8	(0.9)	2.3	(0.6)	5.1	(1.5)
Corporate Securities:
Bonds and Notes	2,776.3	(311.1)	155.1	(38.4)	2,931.4	(349.5)
Redeemable Preferred Stocks	7.8	(0.9)	—	—	7.8	(0.9)
Collateralized Loan Obligations	702.7	(34.9)	240.9	(14.8)	943.6	(49.7)
Other Mortgage- and Asset-backed	294.3	(30.8)	4.8	(0.3)	299.1	(31.1)
Total Fixed Maturities	$5,358.4	$(615.1)	$427.2	$(60.7)	$5,785.6	$(675.8)
Investment-grade fixed maturity investments comprised $641.9 million and below-investment-grade fixed maturity investments comprised $33.9 million of the unrealized losses on investments in fixed maturities at June 30, 2022. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 10% of the amortized cost basis of the investment.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
At June 30, 2022 and December 31, 2021, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at June 30, 2022 and December 31, 2021. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for six months ended June 30, 2022.

	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$7.5	$7.5
Additions for Securities for which No Previous Expected Credit Losses were Recognized	3.8	3.8
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	5.8	5.8
Write-offs Charged Against Allowance	(3.5)	(3.5)
End of the Period	$13.6	$13.6
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the six months ended June 30, 2021.

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
Equity Securities at Fair Value
Investments in Equity Securities at Fair Value were $395.0 million and $830.6 million at June 30, 2022 and December 31, 2021, respectively. Net unrealized losses arising during the six months ended June 30, 2022 and recognized in earnings, related to such investments still held as of June 30, 2022, were $19.3 million.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at June 30, 2022. There were $2.7 million of unsettled purchases of Investments in Equity Securities at Fair Value at December 31, 2021. There were no unsettled sales of Investments in Equity Securities at Fair Value at June 30, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss at June 30, 2022 is limited to the total carrying value of $228.9 million. In addition, the Company had outstanding commitments totaling approximately $87.9 million to fund Equity Method Limited Liability Investments at June 30, 2022. At June 30, 2022, 2.7% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 4.2% was reported with a one month lag and the remainder was reported with more than a one month lag.
There were no unsettled purchases of Equity Method Limited Liability Investments at June 30, 2022. There were no unsettled purchases of Equity Method Limited Liability Investments at December 31, 2021. There were $4.5 million and $1.2 million unsettled sales of Equity Method Limited Liability Investments at June 30, 2022 and December 31, 2021, respectively.
Alternative Energy Partnership Investments
Alternative Energy Partnership Investments include partnerships formed to invest in newly installed residential solar leases and power purchase agreements. As a result of this investment, the Company has the right to certain investment tax credits and tax depreciation benefits, and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. The Hypothetical Liquidation at Book Value (“HLBV”) equity method of accounting is used for the Company’s investments in Alternative Energy Partnership Investments. Alternative Energy Partnership Investments are reported on a three month lag.
The Company’s maximum exposure to loss at June 30, 2022 is limited to the total carrying value of $17.0 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of June 30, 2022.
Company-Owned Life Insurance
The Company has purchased life insurance policies on certain key employees. Company-Owned Life Insurance (“COLI”) is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. The carrying values of the Company’s COLI investment at June 30, 2022 and December 31, 2021 was $566.2 and $448.1, respectively.
Loans to Policyholders
Loans to Policyholders represents funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at June 30, 2022 and December 31, 2021 was $282.3 and $286.2, respectively.

Other Investments
The carrying values of the Company’s Other Investments at June 30, 2022 and December 31, 2021 were:

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
Equity Securities at Modified Cost	$37.2	$32.3
Convertible Securities at Fair Value	43.5	46.4
Real Estate at Depreciated Cost	95.2	94.0
Mortgage Loans	99.7	96.8
Other	1.3	0.5
Total	$276.9	$270.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Investments in Equity Securities at Modified Cost were $37.2 million and $32.3 million at June 30, 2022 and December 31, 2021, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the six months ended June 30, 2022. The Company did not recognize any impairment on Equity Securities at Modified Cost for six months ended June 30, 2022 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $9.6 million of cumulative impairments on Equity Securities at Modified Cost held as of June 30, 2022.
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2022 and 2021 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Investment Income:
Interest on Fixed Income Securities	$141.5	$138.7	$72.8	$69.7
Dividends on Equity Securities Excluding Alternative Investments	3.2	6.9	1.7	4.8
Alternative Investments:
Equity Method Limited Liability Investments	28.6	38.9	15.3	16.4
Limited Liability Investments Included in Equity Securities	26.1	19.8	18.5	15.3
Total Alternative Investments	54.7	58.7	33.8	31.7
Short-term Investments	0.3	0.4	0.2	(0.8)
Loans to Policyholders	10.8	10.9	5.3	5.4
Real Estate	4.5	4.8	2.3	2.4
Company-Owned Life Insurance	18.1	11.1	9.8	6.5
Other	3.4	2.9	1.7	2.8
Total Investment Income	236.5	234.4	127.6	122.5
Investment Expenses:
Real Estate	3.5	4.2	1.0	2.1
Other Investment Expenses	14.5	13.2	8.1	6.5
Total Investment Expenses	18.0	17.4	9.1	8.6
Net Investment Income	$218.5	$217.0	$118.5	$113.9
Gross gains and losses on sales of investments in fixed maturities for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Fixed Maturities:
Gains on Sales	$13.8	$32.4	$13.4	$19.2
Losses on Sales	(3.6)	(1.3)	(2.8)	(0.2)
Gains (Losses) on Hedging Activity	0.3	—	0.3	—

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Derivatives

The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates. From time to time, the Company uses derivative financial instruments to reduce fluctuations of earnings related to interest rate exposure.

The Company entered into derivative agreements with maturity dates throughout 2022. Derivative instruments are carried at fair value on the Condensed Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Condensed Consolidated Statements of Income (Loss) within Net Realized Investment Gains (Losses) along with the corresponding change in the designated hedge assets.

Interest Rate Risk

The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates. The Company has entered into treasury lock agreements classified as fair value hedges to manage exposure to changes in the fair value of designated assets.

The Company assesses the effectiveness of fair value hedges using the dollar-offset method. Based on the results of the assessment, the hedge is determined to be highly effective.

Primary Risks Managed by Derivatives

The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives:

		Jun 30, 2022			Dec 31, 2021
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Treasury Lock	Interest Rate Risk	200.0	—	3.6	—	—	—

Effects of Derivatives on the Interim Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

The below table reflects the effects of changes in the designated hedged asset’s impacts on AOCI and Net Realized Investment Gains (Losses) as well as the derivative instruments designated as fair value hedges impact on Net Realized Investment Gains (Losses) for the six and three months ended June 30, 2022 and 2021:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Increase (Decrease) in Fair Value of Hedged Assets Reclassified from AOCI	$3.9	$—	$3.9	$—
Increase (Decrease) in Derivative Instruments Designated as Fair Value Hedges	(3.6)	—	(3.6)	—
Net Gain (Loss) from Hedging Activity	$0.3	$—	$0.3	$—

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Derivatives (Continued)

Fair Value Hedges

The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

(Dollars in Millions)	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
Balance Sheet Line Item	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Fixed Maturities at Fair Value	197.2	—	3.9	—

Note 8 - Fair Value Measurements
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The valuation of assets and liabilities measured at fair value in Company’s Condensed Consolidated Balance Sheets at June 30, 2022 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$121.6	$454.3	$—	$—	$575.9
States and Political Subdivisions	—	1,731.2	—	—	1,731.2
Foreign Governments	—	5.5	—	—	5.5
Corporate Securities:
Bonds and Notes	—	3,456.8	177.1	—	3,633.9
Redeemable Preferred Stock	—	1.2	6.9	—	8.1
Collateralized Loan Obligations	—	960.3	—	—	960.3
Other Mortgage and Asset-backed	—	298.3	5.6	—	303.9
Total Investments in Fixed Maturities	121.6	6,907.6	189.6	—	7,218.8
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	30.1	—	—	30.1
Other Industries	—	14.0	1.7	—	15.7
Common Stocks:
Finance, Insurance and Real Estate	0.9	—	—	—	0.9
Other Industries	0.6	—	—	—	0.6
Other Equity Interests:
Exchange Traded Funds	75.8	—	—	—	75.8
Limited Liability Companies and Limited Partnerships	—	—	—	271.9	271.9
Total Investments in Equity Securities at Fair Value	77.3	44.1	1.7	271.9	395.0
Convertible Securities at Fair Value	—	43.5	—	—	43.5
Total Assets	$198.9	$6,995.2	$191.3	$271.9	$7,657.3
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Designated as Fair Value Hedges	$—	$3.6	$—	$—	$3.6
Total Liabilities	$—	$3.6	$—	$—	$3.6

At June 30, 2022, the Company had unfunded commitments to invest an additional $102.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2021 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$132.8	$504.6	$—	$—	$637.4
States and Political Subdivisions	—	1,890.1	—	—	1,890.1
Foreign Governments	—	5.5	—	—	5.5
Corporate Securities:
Bonds and Notes	—	4,150.1	236.8	—	4,386.9
Redeemable Preferred Stocks	—	1.3	6.1	—	7.4
Collateralized Loan Obligations	—	752.1	—	—	752.1
Other Mortgage and Asset-backed	—	300.5	7.0	—	307.5
Total Investments in Fixed Maturities	132.8	7,604.2	249.9	—	7,986.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	34.2	—	—	34.2
Other Industries	—	16.1	1.5	—	17.6
Common Stocks:
Finance, Insurance and Real Estate	18.9	—	—	—	18.9
Other Industries	2.9	—	—	—	2.9
Other Equity Interests:
Exchange Traded Funds	432.0	—	—	—	432.0
Limited Liability Companies and Limited Partnerships	—	—	—	325.0	325.0
Total Investments in Equity Securities at Fair Value	453.8	50.3	1.5	325.0	830.6
Other Investments:
Convertible Securities at Fair Value	—	46.4	—	—	46.4
Total Assets	$586.6	$7,700.9	$251.4	$325.0	$8,863.9
The Company’s investments in Fixed Maturities that are classified as Level 1 primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities at Fair Value that are classified as Level 1 consist of either investments in publicly-traded common stocks or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 primarily consist of investments in corporate bonds, obligations of states and political subdivisions, collateralized loan obligations, and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities at Fair Value that are classified as Level 2 primarily consist of investments in preferred stocks. The Company’s Derivative Instruments Designated as Fair Value Hedges that are classified as Level 2 primarily consist of hedges against the Company’s available for sale debt securities portfolio. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)

models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios.
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at June 30, 2022.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$60.9	4.6%	-	10.6%	6.9%
Non-investment-grade:
Senior Debt	Market Yield	26.7	5.3	-	25.6	12.3
Junior Debt	Market Yield	43.8	6.0	-	25.0	17.2
Other	Various	58.2
Total Level 3 Fixed Maturity Investments		$189.6
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2021.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$87.9	2.3%	-	10.3%	5.4%
Non-investment-grade:
Senior Debt	Market Yield	76.1	5.1	-	20.2	8.5
Junior Debt	Market Yield	53.9	6.0	-	27.5	15.0
Other	Various	32.0
Total Level 3 Fixed Maturity Investments		$249.9
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but for callable securities the fair value increase is generally limited to par, unless the security is currently callable at a premium.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2022 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$236.8	$6.1	$7.0	$1.5	$251.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(5.9)	—	—	—	(5.9)
Included in Other Comprehensive Income (Loss)	(9.4)	(1.2)	(1.4)	0.2	(11.8)
Purchases	21.6	2.0	—	—	23.6
Settlements	—	—	—	—	—
Sales	(65.6)	—	—	—	(65.6)
Transfers into Level 3	5.3	—	—	—	5.3
Transfers out of Level 3	(5.7)	—	—	—	(5.7)
Balance at End of Period	$177.1	$6.9	$5.6	$1.7	$191.3
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2022 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$205.6	$5.6	$6.2	$1.5	$218.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income (Loss)	(0.2)	—	—	—	(0.2)
Included in Other Comprehensive Income (Loss)	(7.7)	(0.7)	(0.6)	0.2	(8.8)
Purchases	7.9	2.0	—	—	9.9
Settlements	—	—	—	—	—
Sales	(22.8)	—	—	—	(22.8)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(5.7)	—	—	—	(5.7)
Balance at End of Period	$177.1	$6.9	$5.6	$1.7	$191.3
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2021 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$433.0	$6.2	$—	$10.0	$—	$449.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income (Loss)	—	—	—	—	—	—
Included in Other Comprehensive Income (Loss)	0.8	—	0.1	(0.5)	—	0.4
Purchases	39.5	—	17.7	9.0	1.7	67.9
Settlements	—	—	—	(0.1)	—	(0.1)
Sales	(66.0)	—	—	(0.2)	—	(66.2)
Transfers into Level 3	2.5	—	10.0	—	1.7	14.2
Transfers out of Level 3	(0.6)	—	—	—	—	(0.6)
Balance at End of Period	$409.2	$6.2	$27.8	$18.2	$3.4	$464.8
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	June 30, 2022		December 31, 2021
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$282.3	$282.3	$286.2	$286.2
Short-term Investments	230.2	230.2	284.1	284.1
Mortgage Loans	99.7	99.7	96.8	96.8
Company-Owned Life Insurance	566.2	566.2	$448.1	$448.1
Equity Securities at Modified Cost	37.2	37.2	32.3	32.3
Financial Liabilities:
Long-term Debt	$1,385.8	$1,279.0	$1,121.9	$1,152.1
Policyholder Obligations	602.8	602.8	401.9	401.9
The fair value measurement for loans to policyholders are categorized as Level 3 within the fair value hierarchy. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The cash surrender value of Company-Owned Life Insurance approximates fair value. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

Note 9 - Variable Interest Entities
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Variable Interest Entities (Continued)
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the six and three months ended June 30, 2022 and 2021.

	Six Months Ended		Three Months Ended
(Dollars in millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Fundings	$—	$48.5	$—	$—
Cash distribution from investment	0.9	—	0.5	—
Gain (loss) on investments in Alternative Energy Partnership	(21.6)	(23.1)	(4.9)	(7.7)
Income tax credits recognized	3.9	36.1	—	7.7
Tax benefit (expense) recognized from Alternative Energy Partnership	4.2	1.1	1.1	0.9
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of June 30, 2022 and December 31, 2021.

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Cash	$10.0	$21.5
Equipment, net of depreciation	271.1	310.5
Other assets	11.4	3.0
Total unconsolidated assets	292.5	335.0
Maximum loss exposure	17.0	39.6
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.0 million and $39.6 million, which is the carrying value of the investment at June 30, 2022 and December 31, 2021, respectively.
Note 10 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the six months ended June 30, 2022 and 2021.

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2022	505.8	(3.7)	(52.1)	(1.9)	448.1
Other Comprehensive Income (Loss) Before Reclassifications	(972.0)	(0.4)	—	4.7	(967.7)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $0.2, $—, $—, $— and $0.2	(1.1)	—	(0.1)	—	(1.2)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $258.6, $0.1, $—, $(1.2) and $257.5	(973.1)	(0.4)	(0.1)	4.7	(968.9)
Balance as of June 30, 2022	(467.3)	(4.1)	(52.2)	2.8	(520.8)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (Continued)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2021	730.6	(2.1)	(45.7)	(2.3)	680.5
Other Comprehensive Income (Loss) Before Reclassifications	(116.3)	(1.9)	—	—	(118.2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $5.4, $—, $0.4, $— and $5.8	(20.3)	—	0.8	0.2	(19.3)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $36.6, $0.5, $0.4, $— and $37.5	(136.6)	(1.9)	0.8	0.2	(137.5)
Balance as of June 30, 2021	594.0	(4.0)	(44.9)	(2.1)	543.0

The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the three months ended June 30, 2022 and 2021.

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of March 31, 2022	(3.5)	(9.5)	(52.1)	2.8	(62.3)
Other Comprehensive Income (Loss) Before Reclassifications	(456.9)	5.4	—	—	(451.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $1.7, $—, $—, $— and $1.7	(6.9)	—	(0.1)	—	(7.0)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $123.4, $(1.5), $—, $— and $121.9	(463.8)	5.4	(0.1)	—	(458.5)
Balance as of June 30, 2022	(467.3)	(4.1)	(52.2)	2.8	(520.8)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (Continued)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of March 31, 2021	441.4	(3.8)	(44.9)	(2.2)	390.5
Other Comprehensive Income (Loss) Before Reclassifications	165.2	(0.2)	—	—	165.0
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $3.3, $—, $0.1, $— and $3.7	(12.6)	—	—	0.1	(12.5)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(38.2), $0.1, $(0.1), $— and $(38.2)	152.6	(0.2)	—	0.1	152.5
Balance as of June 30, 2021	594.0	(4.0)	(44.9)	(2.1)	543.0
Amounts reclassified from Accumulated Other Comprehensive Income (Loss) shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Consolidated Statements of Income Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Investment Gains (Losses) and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gain (Loss) on Cash Flow Hedges	Interest and Other Expenses
Note 11 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of June 30, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the six months ended June 30, 2022 Kemper did not repurchase any shares of its common stock. During the six months ended June 30, 2021, Kemper repurchased and retired approximately 2,045,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $158.7 million and an average cost per share of $77.63.
During the three months ended June 30, 2022 Kemper did not repurchase any shares of its common stock. During the three months ended June 30, 2021, Kemper repurchased and retired approximately 1,451,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $111.6 million and an average cost per share of $76.92.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Employee Stock Purchase Plan
During the six months ended June 30, 2022 and 2021, the Company issued 48,000 and 32,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $44.15 and $65.09 per share. Compensation costs charged against income were $0.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Shareholders’ Equity (Continued)
During the three months ended June 30, 2022 and 2021, the Company issued 26,000 and 17,000 shares under the ESPP, respectively, at a discounted price of $40.72 and $62.82 per share. Compensation costs charged against income were $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively.
Note 12 - Pension Benefits and Postretirement Benefits Other Than Pensions
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
The components of Pension (Benefit) Expense for the Pension Plan for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Interest Cost on Projected Benefit Obligation	$4.3	$3.5	$2.1	$1.7
Expected Return on Plan Assets	(3.7)	(4.7)	(1.8)	(2.4)
Amortization of Prior Service Cost	0.3	—	0.1	—
Amortization of Net Actuarial Loss	0.9	1.5	0.5	0.8
Total Pension (Benefit) Expense	$1.8	$0.3	$0.9	$0.1
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.
The components of OPEB benefits for the OPEB Plans for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Service Cost	$0.1	$0.1	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.1	0.1	0.1
Amortization of Prior Service Credit	(0.7)	(0.7)	(0.4)	(0.4)
Amortization of Net Gain	(0.8)	(0.7)	(0.4)	(0.3)
Total OPEB (Benefit) Expense	$(1.3)	$(1.2)	$(0.7)	$(0.6)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Income.
Note 13 - Policyholder Obligations
Policyholder Obligations at June 30, 2022 and December 31, 2021 were as follows:

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
FHLB Funding Agreements	$602.8	$401.9
Universal Life-type Policyholder Account Balances	101.7	102.1
Total	$704.5	$504.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Policyholder Obligations (Continued)
Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the Federal Home Loan Bank (“FHLB”) of Chicago in exchange for cash, which it uses for spread lending purposes. During the six months ended June 30, 2022, United Insurance received advances of $288.9 million from the FHLB of Chicago and made repayments of $88.0 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at June 30, 2022 and December 31, 2021 is presented below.

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
Liability under Funding Agreements	$602.8	$401.9
Fair Value of Collateral Pledged	728.1	556.6
FHLB of Chicago Common Stock Owned at Cost	16.0	11.8
Note 14 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either June 30, 2022 or December 31, 2021.
The Company incurred $2.2 million debt issuance costs in relation to the amended agreement. As of June 30, 2022 there were $2.5 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.

Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at June 30, 2022 and December 31, 2021 was:

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.2	449.0
2.400% Senior Notes due September 30, 2030	396.4	396.2
3.800% Senior Notes due February 23, 2032	395.2	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.0	—
Total Long-term Debt Outstanding	$1,385.8	$1,121.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Debt (Continued)
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
On February 23, 2022, Kemper issued a notice of redemption for the entire $275.0 million aggregate principal outstanding of the 2022 Senior Notes at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On March 25, 2022, Kemper completed the redemption, and the 2022 Senior Notes were repaid in full. The Company recognized a Loss from Early Extinguishment of Debt of $3.7 million in the first quarter of 2022 in the Condensed Consolidated Statement of Income.
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
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income (Loss). Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.2 million for the six months ended June 30, 2022. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended June 30, 2023 as interest expense on the debt is recognized.
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062
On March 10, 2022, Kemper issued $150.0 million aggregate principal amount of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due March 15, 2062 (the “2062 Junior Debentures”). The net proceeds from issuance were

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Debt (Continued)

$144.7 million, net of discount and transaction costs. The 2062 Junior Debentures will bear interest from and including the date of original issue to, but excluding, March 15, 2027 (the “First Reset Date”) at the fixed rate of 5.875% per annum. The interest rate on the First Reset Date, and subsequent Reset Dates, will be equal to the Five-Year Treasury Rate as of the most recent Reset Date plus 4.140% to be reset on each Reset Date. Interest is due quarterly in arrears beginning on June 15, 2022. The Company has the option to defer interest payments for one or more optional deferral periods of up to five consecutive years, provided that no optional deferral period shall extend beyond March 15, 2062, or any earlier accelerated maturity date arising from an event of default or any earlier redemption of the 2062 Junior Debentures.

The 2062 Junior Debentures are unsecured and may be redeemed in whole or in part on the First Reset Date or any time thereafter, at a redemption price equal to the principal amount of the debentures being redeemed plus any accrued and unpaid interest.

Short-term Debt

Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”), American Access Casualty Company, and Alliance are members of the FHLBs of Chicago, Dallas, Chicago, and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at June 30, 2022 or December 31, 2021. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $26.7 million and $14.0 million for the six and three months ended June 30, 2022. Interest paid, including facility fees, was $24.4 million and $2.4 million for the six and three months ended June 30, 2022. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $22.3 million and $11.2 million for the six and three months ended June 30, 2021. Interest paid, including facility fees, was $22.1 million and $0.4 million for the six and three months ended June 30, 2021.
Note 15 - Leases
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
Operating Lease Right-of-Use Assets	$60.8	$64.4
Operating Lease Liabilities	79.9	84.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Leases (Continued)
Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$—	$0.1	$—	$—
Operating Lease Cost	11.4	11.0	5.8	5.9
Variable Lease Cost	0.1	0.1	—	0.1
Short-Term Lease Cost (1)	2.2	1.6	1.0	0.7
Total Lease Expense	$13.7	$12.8	$6.8	6.7
Less: Sub-Lease Income	0.1	—	—	—
Total Lease Cost	$13.6	$12.8	$6.8	$6.7
(1) - Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021
Operating Cash Flows from Operating Lease (Fixed Payments)	$12.7	$11.4
Operating Cash Flows from Operating Lease (Liability Reduction)	11.3	10.2
Financing Cash Flows from Finance Leases	—	0.1
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	6.6	18.2
Significant judgments and assumptions for determining lease asset and liability at June 30, 2022 and 2021 are presented below.

	Six Months Ended
	Jun 30, 2022	Jun 30, 2021
Weighted-average Remaining Lease Term - Finance Leases	0.6 years	0.3 years
Weighted-average Remaining Lease Term - Operating Leases	5.7 years	6.6 years
Weighted-average Discount Rate - Finance Leases	0.6%	4.0%
Weighted-average Discount Rate - Operating Leases	3.4%	3.4%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Leases (Continued)
Future minimum lease payments under operating leases at June 30, 2022 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
Remainder of 2022	$12.7
2023	23.1
2024	17.0
2025	11.4
2026	5.1
2027 and Thereafter	20.6
Total Future Payments	$89.9
Less Imputed Interest	10.0
Present Value of Minimum Lease Payments	$79.9
Note 16 - Income Taxes
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

There were no unrecognized tax benefits at June 30, 2022 or December 31, 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Income tax refunds received, net of income taxes paid, were $0.3 million for the six months ended June 30, 2022. Income taxes paid, net of refunds received, were $38.0 million for the six months ended June 30, 2021.

Note 17 - Contingencies
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 18 - Subsequent Events
On July 29, 2022, Kemper entered into an agreement to sell Reserve National Insurance Company and its subsidiaries (d/b/a Kemper Health), which are predominantly focused on accident and health insurance, to Medical Mutual of Ohio for $90.0 million. The transaction is subject to regulatory approval and other closing conditions with an expected closing in the second half of 2022 or early 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Loss was $169.5 million ($(2.66) per unrestricted common share) for the six months ended June 30, 2022, compared to Net Income of $60.6 million ($0.93 per unrestricted common share) for the same period in 2021.
Net Loss was $74.7 million ($(1.17) per unrestricted common share) for the three months ended June 30, 2022, compared to $62.6 million ($(0.97) per unrestricted common share) for the same period in 2021.
Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results of operations. The numbers referenced in the following paragraphs are estimates. The actual impacts could ultimately differ from the stated estimates, although the Company believes any difference would likely not be material.
For the six months ended June 30, 2022, the Company estimates that its net results were negatively impacted by $240 million related to the effects of the COVID-19 pandemic and related economic conditions. The impact to net results was primarily related to underwriting losses in the P&C business attributable to rising loss costs fueled by higher inflation, as well as pandemic-related auto industry shortages of supplies such as chips, high demand for used cars, and higher labor costs. Additionally, the Life & Health insurance segment continued to experience excess pandemic-related mortality.
For the six months ended June 30, 2021, the Company estimated that its net results were negatively impacted by $110 million related to the effects of the COVID-19 pandemic and related economic conditions. The decrease to net income was primarily attributed to excess mortality in the Life & Health Insurance segment, partially offset by favorable underwriting results driven by lower frequency in the auto business of the P&C segments as a significant reduction in miles driven occurred.
For the three months ended June 30, 2022, the Company estimates that its net results were negatively impacted by $120 million related to the effects of the COVID-19 pandemic and related economic conditions. The impact to net results was primarily related to underwriting losses in the P&C business attributable to rising loss costs fueled by higher inflation, as well as pandemic-related auto industry shortages of supplies such as chips, high demand for used cars, and higher labor costs. Additionally, the Life & Health insurance segment continued to experience excess pandemic-related mortality.
For the three months ended June 30, 2021, the Company estimated that its net results were negatively impacted by $105 million related to the effects of the COVID-19 pandemic and related economic conditions. The decrease to net income was primarily attributed to excess mortality in the Life & Health Insurance segment, partially offset by favorable underwriting results driven by lower frequency in the auto business of the P&C segments as a significant reduction in miles driven occurred.
For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Caution Regarding Forward-Looking Statements” beginning on page 1 and Item 1A., Risk Factors, of Part I of the Company’s 2021 Annual Report on Form 10-K.

Summary of Results (Continued)
A reconciliation of Net Income (Loss) to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the six and three months ended June 30, 2022 and 2021 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2022	Jun 30, 2021	Increase (Decrease)	Jun 30, 2022	Jun 30, 2021	Increase (Decrease)
Net Income (Loss)	(169.5)	60.6	(230.1)	(74.7)	(62.6)	(12.1)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(54.3)	73.5	(127.8)	(32.0)	32.3	(64.3)
Net Realized Investment Gains (Losses)	9.9	26.1	(16.2)	8.7	15.2	(6.5)
Impairment Losses	(10.9)	(5.7)	(5.2)	(3.9)	(2.5)	(1.4)
Acquisition Related Transaction, Integration and Other Costs	(11.5)	(21.1)	9.6	(7.8)	(8.2)	0.4
Loss from Early Extinguishment of Debt	(2.9)	—	(2.9)	—	—	—
Adjusted Consolidated Net Operating Income (Loss)	$(99.8)	$(12.2)	$(87.6)	$(39.7)	$(99.4)	$59.7

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(83.6)	$(11.6)	$(72.0)	$(38.9)	$(91.7)	$52.8
Preferred Property & Casualty Insurance	(22.9)	1.3	(24.2)	(16.8)	(8.3)	(8.5)
Life & Health Insurance	20.8	20.3	0.5	17.7	13.0	4.7
Total Segment Net Operating Income (Loss)	(85.7)	10.0	(95.7)	(38.0)	(87.0)	49.0
Corporate and Other Net Operating Income (Loss) From:
Other	(14.1)	(22.2)	8.1	(1.7)	(12.4)	10.7
Corporate and Other Net Operating Income (Loss)	(14.1)	(22.2)	8.1	(1.7)	(12.4)	10.7
Adjusted Consolidated Net Operating Income (Loss)	$(99.8)	$(12.2)	$(87.6)	$(39.7)	$(99.4)	$59.7
Net Income
Net Income decreased by $230.1 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower Adjusted Consolidated Net Operating Income (Loss) and loss from Change in Fair Value of Equity and Convertible securities. Adjusted Consolidated Net Operating Loss increased by $87.6 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to higher Specialty Property & Casualty Segment Insurance Net Operating Loss and Preferred Property & Casualty Segment Insurance Net Operating Loss, partially offset by lower Corporate and Other Net Operating Loss.
See MD&A, “Specialty Property & Casualty Insurance,” “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income increased due primarily to decreased general expenses. The Company’s investment results deteriorated for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to a $127.8 million after-tax decrease in income from the change in fair value of equity and convertible securities, a $16.2 million after-tax decrease in net realized investment gains, and a $5.2 million after-tax increase in impairment losses. See MD&A, “Investment Results,” for additional discussion.
Net Income decreased by $12.1 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to a loss from Change in Fair Value of Equity and Convertible securities partially offset by a lower Adjusted Consolidated Net Operating Loss. Adjusted Consolidated Net Operating Loss decreased by $59.7 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Loss, lower Corporate and Other Net Operating Loss, and higher Life & Health Insurance Segment Net Operating Income, partially offset by a higher Preferred Property & Casualty Segment Insurance Net Operating Loss.

Summary of Results (Continued)
Revenues
Earned Premiums were $2,692.3 million for the six months ended June 30, 2022, compared to $2,538.5 million for the same period in 2021, an increase of $153.8 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $177.4 million for the six months ended June 30, 2022, compared to the same period in 2021. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $19.9 million for the six months ended June 30, 2022, compared to the same period in 2021. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance,” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,353.7 million for the three months ended June 30, 2022, compared to $1,337.7 million for the same period in 2021, an increase of $16.0 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $33.4 million for the three months ended June 30, 2022, compared to the same period in 2021. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $13.3 million for the three months ended June 30, 2022, compared to the same period in 2021. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $1.5 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to higher average investment balance and rate on Company-Owned Life Insurance, higher levels of investments in Fixed Income Securities, and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities, partially offset by lower valuations on Equity Method Limited Liability Investments and lower rate on Fixed Income Securities.
Net Investment Income increased by $4.6 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to higher average investment balance and rate on Company-Owned Life Insurance, higher levels of investments in Fixed Income Securities, and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities, partially offset by lower rate on Fixed Income Securities.
Loss from the Change in Value of Alternative Energy Partnership Investments was $21.6 million for the six months ended June 30, 2022 compared to $23.1 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $8.1 million and $37.2 million for the six months ended June 30, 2022 and 2021 respectively. This resulted in net loss of $13.5 million and net income of $14.1 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2022 and 2021, respectively.
Loss from the Change in Value of Alternative Energy Partnership Investments was $4.9 million for the three months ended June 30, 2022, compared to $7.7 million for the same period 2021. Tax benefits related to the Alternative Energy Partnership Investments were $1.1 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively. This resulted in a net loss of $3.8 million and net income of $0.9 million attributable to Alternative Energy Partnership Investments for the three months ended June 30, 2022 and 2021, respectively.
Other Income was $3.3 million for the six months ended June 30, 2022, compared to $8.5 million for the same period in 2021.
Other Income was $0.9 million for the three months ended June 30, 2022, compared to $7.0 million for the same period in 2021.
Net Realized Investment Gains were $12.5 million for the six months ended June 30, 2022, compared to $33.0 million for the same period in 2021. Net Realized Investment Gains were $11.0 million for the three months ended June 30, 2022, compared to $19.2 million for the same period in 2021.
Impairment Losses were $13.8 million for the six months ended June 30, 2022, compared to $7.2 million for the same period in 2021. Impairment Losses were $4.9 million for the three months ended June 30, 2022, compared to $3.2 million for the same period in 2021.
See MD&A, “Investment Results,” under the sub-captions “Net Realized Investment Gains (Losses)” and “Impairment Losses” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.

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
(ii) Net Realized Investment Gains (Losses);
(iii) Impairment Losses;
(iv) Acquisition Related Transaction, Integration and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income (Loss). There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the six months ended June 30, 2022 or 2021.
The Company believes that Adjusted Consolidated Net Operating Income (Loss) provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Investment Gains (Losses) and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition Related Transaction and Integration Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.

Non-GAAP Financial Measures (Continued)
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Premiums Written	$2,043.6	$2,054.0	$1,019.9	$1,082.0
Earned Premiums	$2,065.3	$1,887.9	$1,043.7	$1,010.3
Net Investment Income	68.9	77.7	34.0	42.7
Change in Value of Alternative Energy Partnership Investments	(10.9)	(11.0)	(2.5)	(3.7)
Other Income	2.7	1.9	1.0	1.0
Total Revenues	2,126.0	1,956.5	1,076.2	1,050.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,841.9	1,527.4	930.2	877.4
Catastrophe Losses and LAE	8.3	9.8	6.2	8.1
Prior Years:
Non-catastrophe Losses and LAE	(18.2)	79.9	(14.4)	81.3
Catastrophe Losses and LAE	0.5	0.4	(0.2)	—
Total Incurred Losses and LAE	1,832.5	1,617.5	921.8	966.8
Insurance Expenses	404.7	375.9	205.4	205.6
Other Expenses	—	—	—	—
Operating Income (Loss)	(111.2)	(36.9)	(51.0)	(122.1)
Income Tax Benefit (Expense)	27.6	25.3	12.1	30.4
Segment Net Operating Income (Loss)	$(83.6)	$(11.6)	$(38.9)	$(91.7)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	89.2%	81.0%	89.1%	86.9%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.5	0.6	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	4.2	(1.4)	8.0
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	88.7	85.7	88.3	95.7
Insurance Expense Ratio	19.6	19.9	19.7	20.4
Combined Ratio	108.3%	105.6%	108.0%	116.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	89.2%	81.0%	89.1%	86.9%
Insurance Expense Ratio	19.6	19.9	19.7	20.4
Underlying Combined Ratio	108.8%	100.9%	108.8%	107.3%
Non-GAAP Measure Reconciliation
Combined Ratio	108.3%	105.6%	108.0%	116.1%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.4	0.5	0.6	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	4.2	(1.4)	8.0
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	108.8%	100.9%	108.8%	107.3%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
Insurance Reserves:
Personal Automobile	$1,915.2	$1,985.8
Commercial Automobile	385.9	333.9
Insurance Reserves	$2,301.1	$2,319.7
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,151.0	$1,157.9
Incurred But Not Reported	940.4	953.0
Total Loss and LAE Reserves	2,091.4	2,110.9
Unallocated LAE Reserves	209.7	208.8
Insurance Reserves	$2,301.1	$2,319.7
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
Overall
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $83.6 million for the six months ended June 30, 2022, compared to Segment Net Operating Loss of $11.6 million for the same period in 2021. Segment Net Operating Loss increased by $72.0 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums related to higher claim frequency and severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $177.4 million for the six months ended June 30, 2022, compared to the same period in 2021, driven by the acquisition of AAC and higher average earned premium per exposure resulting from rate increases associated with higher loss trends. Policies-in-force were lower in Private Passenger Auto as a result of ongoing profit improvement actions.
Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $8.8 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments, partially offset by higher returns from Company-Owned Life Insurance and higher levels of investments in fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $10.9 million for the six months ended June 30, 2022, compared to $11.0 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $4.1 million and $17.8 million for the six months ended June 30, 2022 and 2021. This resulted in net loss of $6.8 million and net income of $6.8 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 89.2% for the six months ended June 30, 2022, a deterioration of 8.2 percentage points, compared to the same period in 2021, due primarily to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to near pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $17.7 million for the six months ended June 30, 2022, compared to adverse reserve development of $80.3 million for the same period in 2021.

Specialty Property & Casualty Insurance (Continued)
Catastrophe losses and LAE (excluding reserve development) were $8.3 million in 2022, compared to $9.8 million for the same period in 2021, an improvement of $1.5 million. Insurance Expenses were $404.7 million, or 19.6% of earned premiums, for the six months ended June 30, 2022, an improvement of 0.3 percentage point compared to the same period in 2021.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $38.9 million for the three months ended June 30, 2022, compared to a Segment Net Operating Loss of $91.7 million for the same period in 2021. Segment Net Operating Loss decreased by $52.8 million due primarily to favorable prior year loss and LAE reserve development as a percentage of earned premiums, compared to adverse prior year loss and LAE reserve development for the same period in 2021.

Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $33.4 million for the three months ended June 30, 2022, compared to the same period in 2021, driven by higher average earned premium per exposure resulting from rate increases associated with higher loss trends. Policies-in-force were lower in Private Passenger Auto as a result of ongoing profit improvement actions.

Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $8.7 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments, partially offset by higher returns from Company-Owned Life Insurance and higher levels of investments in fixed income securities.
Loss related to Change in Value of Alternative Energy Partnership Investments was $2.5 million for the three months ended June 30, 2022, compared to $3.7 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $0.5 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively. This resulted in a net loss of $2.0 million and net income of $0.3 million attributable to Alternative Energy Partnership Investments for the three months ended June 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 89.1% for the three months ended June 30, 2022, a deterioration of 2.2 percentage points, compared to the same period in 2021, due primarily to higher claim severity trends. Frequency trends improved as a result of positive responses to targeted underwriting actions focused on improving profitability. Severity trends increased due to rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $14.6 million for the three months ended June 30, 2022, compared to adverse development of $81.3 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $6.2 million for the three months ended June 30, 2022, compared to $8.1 million for the same period in 2021, a improvement of $1.9 million. Insurance Expenses were $205.4 million, or 19.7% of earned premiums, for the three months ended June 30, 2022, an improvement of 0.7 percentage points compared to the same period in 2021.

The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Premiums Written	$1,737.1	$1,825.8	$852.3	$964.3
Earned Premiums	$1,807.5	$1,695.0	$905.8	$909.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,656.3	$1,391.5	$828.6	$805.1
Catastrophe Losses and LAE	7.8	9.0	5.8	7.4
Prior Years:
Non-catastrophe Losses and LAE	(25.5)	71.6	(16.5)	76.0
Catastrophe Losses and LAE	0.5	0.4	(0.2)	—
Total Incurred Losses and LAE	$1,639.1	$1,472.5	$817.7	$888.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	91.7%	82.2%	91.5%	88.5%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.5	0.6	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	(1.4)	4.2	(1.8)	8.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	90.7%	86.9%	90.3%	97.7%
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from personal automobile insurance increased by $112.5 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to the acquisition of AAC and higher average earned premium per exposure resulting from rate increases associated with higher loss costs, partially offset by a decrease in new business driven by targeted underwriting actions focused on improving profitability. Incurred losses and LAE were $1,639.1 million, or 90.7% of earned premiums for the six months ended June 30, 2022, compared to $1,472.5 million, or 86.9% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premium, partially offset by a favorable change in prior year loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 91.7% for the six months ended June 30, 2022, compared to 82.2% for the same period in 2021, a deterioration of 9.5 points due to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity normalizing as compared to pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Favorable loss and LAE reserve development was $25.0 million for the six months ended June 30, 2022, compared to adverse development of $72.0 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $7.8 million for the six months ended June 30, 2022, compared to $9.0 million for the same period in 2021.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from personal automobile insurance decreased by $3.8 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to decreases in new business driven by targeted underwriting actions focused on improving profitability. Incurred losses and LAE were $817.7 million, or 90.3% of earned premiums for the three months ended June 30, 2022, compared to $888.5 million, or 97.7% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to favorable loss and LAE reserve development as a percentage of earned premium, compared to the same period in 2021. Underlying losses and LAE as a percentage of related earned premiums were 91.5% for the three months ended June 30, 2022, compared to 88.5% for the same period in 2021, a deterioration of 3.0 points due to higher claim severity trends. Frequency trends improved as a result of positive responses to targeted underwriting actions focused on improving profitability. Severity trends increased due to rising inflation and supply chain constraints. Favorable loss and LAE reserve development was $16.7 million for the three months ended June 30, 2022, compared to adverse reserve development of $76.0 million for the same period in 2021. Catastrophe losses and LAE (excluding

Specialty Property & Casualty Insurance (Continued)

reserve development) were $5.8 million for the three months ended June 30, 2022, compared to $7.4 million for the same period in 2021.

Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Premiums Written	$306.5	$228.2	$167.6	$117.7
Earned Premiums	$257.8	$192.9	$137.9	$100.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$185.6	$135.9	$101.6	$72.3
Catastrophe Losses and LAE	0.5	0.8	0.4	0.7
Prior Years:
Non-catastrophe Losses and LAE	7.3	8.3	2.1	5.3
Catastrophe Losses and LAE	—	—	—	—
Total Incurred Losses and LAE	$193.4	$145.0	$104.1	$78.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.0%	70.5%	73.7%	71.8%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.4	0.3	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	2.8	4.3	1.5	5.3
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	75.0%	75.2%	75.5%	77.8%
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from commercial automobile insurance increased by $64.9 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $193.4 million, or 75.0% of earned premiums in 2022, compared to $145.0 million, or 75.2% of earned premiums in 2021. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower development on prior year claims, partially offset by a deterioration in underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 72.0% in 2022, compared to 70.5% in 2021, a deterioration of 1.5 percentage points due primarily to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $7.3 million in 2022, compared to $8.3 million in 2021.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from commercial automobile insurance increased by $37.2 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $104.1 million, or 75.5% of earned premiums in 2022, compared to $78.3 million, or 77.8% of earned premiums in 2021. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower development on prior year claims, partially offset by a deterioration in underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 73.7% in 2022, compared to 71.8% in 2021, a deterioration of 1.9 percentage points due primarily to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $2.1 million in 2022, compared to $5.3 million in 2021.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Premiums Written	$278.7	$324.0	$141.3	$169.6
Earned Premiums	$305.5	$325.4	$149.9	$163.2
Net Investment Income	24.4	35.4	11.9	19.5
Changes in Value of Alternative Energy Partnership Investments	(5.0)	(6.1)	(1.1)	(2.0)
Other Income	—	—	—	—
Total Revenues	324.9	354.7	160.7	180.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	222.7	212.4	110.5	116.2
Catastrophe Losses and LAE	34.9	48.2	23.5	24.2
Prior Years:
Non-catastrophe Losses and LAE	3.9	5.1	1.8	5.0
Catastrophe Losses and LAE	(4.0)	(3.7)	(0.8)	(3.4)
Total Incurred Losses and LAE	257.5	262.0	135.0	142.0
Insurance Expenses	98.5	103.1	47.3	52.1
Operating Income (Loss)	(31.1)	(10.4)	(21.6)	(13.4)
Income Tax Benefit (Expense)	8.2	11.7	4.8	5.1
Segment Net Operating Income (Loss)	$(22.9)	$1.3	$(16.8)	$(8.3)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.9%	65.2%	73.7%	71.2%
Current Year Catastrophe Losses and LAE Ratio	11.4	14.8	15.7	14.8
Prior Years Non-catastrophe Losses and LAE Ratio	1.3	1.6	1.2	3.1
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(1.1)	(0.5)	(2.1)
Total Incurred Loss and LAE Ratio	84.3	80.5	90.1	87.0
Insurance Expense Ratio	32.2	31.7	31.6	31.9
Combined Ratio	116.5%	112.2%	121.7%	118.9%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.9%	65.2%	73.7%	71.2%
Insurance Expense Ratio	32.2	31.7	31.6	31.9
Underlying Combined Ratio	105.1%	96.9%	105.3%	103.1%
Non-GAAP Measure Reconciliation
Combined Ratio	116.5%	112.2%	121.7%	118.9%
Less:
Current Year Catastrophe Losses and LAE Ratio	11.4	14.8	15.7	14.8
Prior Years Non-catastrophe Losses and LAE Ratio	1.3	1.6	1.2	3.1
Prior Years Catastrophe Losses and LAE Ratio	(1.3)	(1.1)	(0.5)	(2.1)
Underlying Combined Ratio	105.1%	96.9%	105.3%	103.1%

Preferred Property & Casualty Insurance (Continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2022		Jun 30, 2021
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	33	$34.9	26	$22.3
$5 - $10	—	—	2	10.8
$10 - $15	—	—	—	—
$15 - $20	—	—	1	15.1
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	33	$34.9	29	$48.2
Insurance Reserves

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
Insurance Reserves:
Personal Automobile	$306.8	$308.6
Homeowners	100.6	95.4
Other	31.6	29.2
Insurance Reserves	$439.0	$433.2
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$270.0	$272.5
Incurred But Not Reported	139.9	131.9
Total Loss and LAE Reserves	409.9	404.4
Unallocated LAE Reserves	29.1	28.8
Insurance Reserves	$439.0	$433.2
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
Overall
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $22.9 million for the six months ended June 30, 2022, compared to Segment Net Operating Income of $1.3 million for the same period in 2021. Segment Net Operating Income decreased by $24.2 million due primarily to higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower catastrophe losses and LAE and Net Investment Income.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $19.9 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.

Preferred Property & Casualty Insurance (Continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $11.0 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments and lower levels of investments and returns on equity securities, partially offset by higher returns on Company-Owned Life Insurance.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $5.0 million for the six months ended June 30, 2022, compared to $6.1 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $1.9 million and $9.9 million for the six months ended June 30, 2022 and 2021, respectively. This resulted in a net loss of $3.1 million and net income of $3.8 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 72.9% and 65.2% for the six months ended June 30, 2022 and 2021, respectively. Underlying losses and LAE as a percentage of earned premiums increased primarily due to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Catastrophe losses and LAE (excluding reserve development) were $34.9 million in 2022, compared to $48.2 million in 2021, a decrease of $13.3 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2022 compared to 2021. There were zero catastrophic events above $5 million in 2022, compared to three catastrophic events above $5 million in 2021. Favorable loss and LAE reserve development (including catastrophe reserve development) was $0.1 million in 2022, compared to adverse development of $1.4 million in 2021.
Insurance expenses were $98.5 million, or 32.2% of earned premiums in 2022, a deterioration of 0.5% percentage points compared to 2021.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $16.8 million for the three months ended June 30, 2022, compared to a Segment Net Operating Loss of $8.3 million for the same period in 2021. Segment Net Operating Income decreased by $8.5 million due primarily to higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower Net Investment Income, compared to the same period in 2021.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $13.3 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $7.6 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments and lower levels of investments and returns on Equity Securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $1.1 million for the three months ended June 30, 2022, compared to $2.0 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $0.3 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively. This resulted in a net loss of $0.8 million and net income of $0.3 million attributable to Alternative Energy Partnership Investments for the three months ended June 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 73.7% and 71.2% for the three months ended June 30, 2022 and 2021, respectively. Underlying losses and LAE as a percentage of earned premiums increased primarily due to severity trends caused by ongoing supply chain issues and rising inflation. Catastrophe losses and LAE (excluding reserve development) were $23.5 million in 2022, compared to $24.2 million in 2021, a decrease of $0.7 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2022, compared to 2021. There were zero catastrophic events above $5 million in 2022, compared to two catastrophic events above $5 million in 2021. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.0 million in 2022, compared to $1.6 million in 2021.
Insurance expenses were $47.3 million, or 31.6% of earned premiums in 2022, a deterioration of 0.3% percentage points compared to 2021.

Preferred Property & Casualty Insurance (Continued)
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Preferred Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Premiums Written	$168.8	$204.8	$84.6	$104.4
Earned Premiums	$190.0	$206.5	$94.0	$103.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$158.3	$149.4	$77.8	$81.6
Catastrophe Losses and LAE	2.1	3.4	1.6	2.8
Prior Years:
Non-catastrophe Losses and LAE	1.5	4.8	—	3.6
Catastrophe Losses and LAE	0.1	(0.1)	—	(0.2)
Total Incurred Losses and LAE	$162.0	$157.5	$79.4	$87.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	83.3%	72.4%	82.8%	78.8%
Current Year Catastrophe Losses and LAE Ratio	1.1	1.6	1.7	2.7
Prior Years Non-catastrophe Losses and LAE Ratio	0.8	2.3	—	3.5
Prior Years Catastrophe Losses and LAE Ratio	0.1	—	—	(0.2)
Total Incurred Loss and LAE Ratio	85.3%	76.3%	84.5%	84.8%
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums on personal automobile insurance decreased by $16.5 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $162.0 million, or 85.3% of earned premiums, for the six months ended June 30, 2022, compared to $157.5 million, or 76.3% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of prior year loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 83.3% for the six months ended June 30, 2022, compared to 72.4% for the same period in 2021, a deterioration of 10.9 percentage points primarily due to higher claim frequency and severity trends. Frequency trends increased as a result of driving activity returning to pre-pandemic levels. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $1.6 million for the six months ended June 30, 2022, compared to $4.7 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $2.1 million for the six months ended June 30, 2022, compared to $3.4 million in for the same period in 2021.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums on preferred personal automobile insurance decreased by $9.5 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $79.4 million, or 84.5% of earned premiums, for the three months ended June 30, 2022, compared to $87.8 million, or 84.8% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower levels of adverse prior year reserve development, partially offset by a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of earned premiums were 82.8% for the three months ended June 30, 2022, compared to 78.8% for the same period in 2021, a deterioration of 4.0 percentage

Preferred Property & Casualty Insurance (Continued)
points primarily due to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $0.0 million for the three months ended June 30, 2022, compared to $3.4 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $1.6 million for the three months ended June 30, 2022, compared to $2.8 million for the same period in 2021.
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Premiums Written	$94.7	$102.4	$49.2	$56.3
Earned Premiums	$99.0	$102.1	$47.7	$51.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$56.1	$54.7	$28.6	$30.5
Catastrophe Losses and LAE	32.1	43.8	21.3	21.8
Prior Years:
Non-catastrophe Losses and LAE	(1.7)	(2.3)	(0.1)	0.2
Catastrophe Losses and LAE	(3.6)	(1.9)	(0.8)	(1.8)
Total Incurred Losses and LAE	$82.9	$94.3	$49.0	$50.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	56.6%	53.7%	59.9%	59.4%
Current Year Catastrophe Losses and LAE Ratio	32.4	42.9	44.7	42.5
Prior Years Non-catastrophe Losses and LAE Ratio	(1.7)	(2.3)	(0.2)	0.4
Prior Years Catastrophe Losses and LAE Ratio	(3.6)	(1.9)	(1.7)	(3.5)
Total Incurred Loss and LAE Ratio	83.7%	92.4%	102.7%	98.8%
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums in homeowners insurance decreased by $3.1 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $82.9 million, or 83.7% of earned premiums, for the six months ended June 30, 2022, compared to $94.3 million, or 92.4% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss reserve development) and increased favorable prior year development, partially offset by higher underlying losses and LAE. Underlying losses and LAE as a percentage of earned premiums were 56.6% for the six months ended June 30, 2022, compared to 53.7% for the same period in 2021, a deterioration of 2.9 percentage points. Catastrophe losses and LAE (excluding reserve development) were $32.1 million for the six months ended June 30, 2022, compared to $43.8 million for the same period in 2021. There were zero catastrophic events above $5 million for the six months ended June 30, 2022, compared to three catastrophic events above $5 million for the same period in 2021. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $5.3 million for the six months ended June 30, 2022, compared to $4.2 million for the same period in 2021.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums in homeowners insurance decreased by $3.6 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $49.0 million, or 102.7% of earned premiums, for the three months ended June 30, 2022, compared to $50.7 million, or 98.8% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses (excluding loss reserve development). Underlying losses and LAE

Preferred Property & Casualty Insurance (Continued)
as a percentage of earned premiums were 59.9% for the three months ended June 30, 2022, compared to 59.4% for the same period in 2021, an increase of 0.5 percentage points. Catastrophe losses and LAE (excluding reserve development) were $21.3 million for the three months ended June 30, 2022, compared to $21.8 million for the same period in 2021. There were zero catastrophic events above $5 million for the three months ended June 30, 2022, compared to three catastrophic events above $5 million for the same period in 2021. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $0.9 million for the three months ended June 30, 2022, compared to $1.6 million for the same period in 2021.
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net Premiums Written	$15.2	$16.8	$7.5	$8.9
Earned Premiums	$16.5	$16.8	$8.2	$8.4

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$8.3	$8.3	$4.1	$4.1
Catastrophe Losses and LAE	0.7	1.0	0.6	(0.4)
Prior Years:
Non-catastrophe Losses and LAE	4.1	2.6	1.9	1.2
Catastrophe Losses and LAE	(0.5)	(1.7)	—	(1.4)
Total Incurred Losses and LAE	$12.6	$10.2	$6.6	$3.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	50.4%	49.3%	50.0%	48.9%
Current Year Catastrophe Losses and LAE Ratio	4.2	6.0	7.3	(4.8)
Prior Years Non-catastrophe Losses and LAE Ratio	24.8	15.5	23.2	14.3
Prior Years Catastrophe Losses and LAE Ratio	(3.0)	(10.1)	—	(16.7)
Total Incurred Loss and LAE Ratio	76.4%	60.7%	80.5%	41.7%
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums in other personal insurance decreased by $0.3 million for the six months ended June 30, 2022, compared to the same period in 2021. Incurred losses and LAE was $12.6 million, or 76.4% of earned premiums for the six months ended June 30, 2022, compared to $10.2 million, or 60.7% of earned premiums, for the same period in 2021. Underlying losses and LAE as a percentage of earned premiums were 50.4% for the six months ended June 30, 2022, compared to 49.3% for the same period in 2021, a deterioration of 1.1 percentage points. Catastrophe losses and LAE (excluding loss reserve development) was $0.7 million for the six months ended June 30, 2022, compared to $1.0 million for the same period in 2021. Adverse loss and LAE reserve development (including catastrophe losses development) for the six months ended June 30, 2022 was $3.6 million, compared to $0.9 million for the same period in 2021.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums in other personal insurance decreased by $0.2 million for the three months ended June 30, 2022, compared to the same period in 2021. Incurred losses and LAE were $6.6 million, or 80.5% of earned premiums, for the three months ended June 30, 2022, compared to $3.5 million, or 41.7% of earned premiums, for the same period in 2021. Underlying losses and LAE as a percentage of earned premiums were 50.0% for the three months ended June 30, 2022, compared to 48.9% for the same period in 2021, a deterioration of 1.1 percentage points. Catastrophe losses and LAE (excluding loss reserve development) was $0.6 million for the three months ended June 30, 2022, compared to $(0.4) million for the same period in 2021. Adverse

Preferred Property & Casualty Insurance (Continued)
loss and LAE reserve development (including catastrophe losses development) for the three months ended June 30, 2022 was $1.9 million, compared to favorable development of $0.2 million for the same period in 2021.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Earned Premiums	$321.5	$325.2	$160.1	$164.2
Net Investment Income	111.3	103.5	61.9	52.4
Changes in Value of Alternative Energy Partnership Investments	(5.7)	(6.0)	(1.3)	(2.0)
Other Income	(0.8)	0.2	(0.8)	0.1
Total Revenues	426.3	422.9	219.9	214.7
Policyholders’ Benefits and Incurred Losses and LAE	233.6	234.0	113.5	115.3
Insurance Expenses	170.7	176.5	85.6	86.2
Operating Income (Loss)	22.0	12.4	20.8	13.2
Income Tax Benefit (Expense)	(1.2)	7.9	(3.1)	(0.2)
Segment Net Operating Income (Loss)	$20.8	$20.3	$17.7	$13.0
Insurance Reserves

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
Insurance Reserves:
Future Policyholder Benefits	$3,486.3	$3,454.1
Incurred Losses and LAE Reserves:
Life	56.7	60.7
Accident and Health	25.0	26.1
Property	3.1	3.6
Total Incurred Losses and LAE Reserves	84.8	90.4
Insurance Reserves	$3,571.1	$3,544.5
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File maintained by the Social Security Administration and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its IBNR liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company reduced its estimate of the initial impact of using death verification databases by $30.3 million.
Overall
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums in the Life & Health Insurance segment decreased by $3.7 million for the six months ended June 30, 2022, compared to the same period in 2021. This is due primarily to lower volume on accident and health insurance products and property insurance products, partially offset by higher volume on life insurance products.

Net Investment Income increased by $7.8 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to higher returns from Alternative Investments and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower levels of investments and yields on equity securities.

Life & Health Insurance (Continued)
Loss related to Changes in Value of Alternative Energy Partnership Investments was $5.7 million for the six months ended June 30, 2022, compared to $6.0 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $2.1 million and $9.6 million for the six months ended June 30, 2022 and 2021, respectively. This resulted in net loss of $3.6 million and net income of $3.6 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2022 and 2021, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $0.4 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower frequency of accident and health insurance claims and lower current year property catastrophe losses and LAE, partially offset by higher mortality for life insurance.

Insurance Expenses in the Life & Health Insurance segment decreased by $5.8 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business and reduction in expenses due to lower volume of accident and health insurance products and property insurance products.

Segment Net Operating Income in the Life & Health Insurance segment was $20.8 million for the six months ended June 30, 2022, compared to $20.3 million in 2021.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums in the Life & Health Insurance segment decreased by $4.1 million for the three months ended June 30, 2022, compared to the same period in 2021. This is due primarily to lower volume on accident and health insurance products and property insurance products, partially offset by higher volume on life insurance products.

Net Investment Income increased by $9.5 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to higher returns from Alternative Investments and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower levels of investments and yields on equity securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $1.3 million for the three months ended June 30, 2022, compared to $2.0 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $0.3 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively. This resulted in a net loss of $1.0 million and net income of $0.2 million attributable to Alternative Energy Partnership Investments for the three months ended June 30, 2022 and 2021, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $1.8 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower frequency of accident and health insurance claims and lower current year property catastrophe losses and LAE, partially offset by higher mortality for life insurance.

Insurance Expenses in the Life & Health Insurance segment decreased by $0.6 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business and reduction in expenses due to lower volume of accident and health insurance products and property insurance products.

Segment Net Operating Income in the Life & Health Insurance segment was $17.7 million for the three months ended June 30, 2022, compared to $13.0 million in 2021.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Life & Health Insurance (Continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Earned Premiums	$204.2	$198.7	$102.9	$100.6
Net Investment Income	108.0	100.5	60.1	50.9
Changes in Value of Alternative Energy Partnership Investments	(5.3)	(5.7)	(1.3)	(1.9)
Other Income	(1.1)	—	(1.1)	—
Total Revenues	305.8	293.5	160.6	149.6
Policyholders’ Benefits and Incurred Losses and LAE	174.7	169.8	84.1	81.9
Insurance Expenses	116.3	113.6	58.9	55.6
Operating Income (Loss)	14.8	10.1	17.6	12.1
Income Tax Benefit (Expense)	0.2	7.9	(2.4)	(0.1)
Total Product Line Net Operating Income (Loss)	$15.0	$18.0	$15.2	$12.0
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from life insurance increased by $5.5 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to increased new business. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $174.7 million for the six months ended June 30, 2022, compared to $169.8 million for the same period in 2021, an increase of $4.9 million due primarily to higher mortality.
Insurance Expenses increased by $2.7 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to higher volume of life insurance products.

Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from life insurance increased by $2.3 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to increased new business. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $84.1 million for the three months ended June 30, 2022, compared to $81.9 million for the same period 2021, an increase of $2.2 million due primarily to higher mortality.
Insurance Expenses increased by $3.3 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to higher volume of life insurance products.

Life & Health Insurance (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Earned Premiums	$90.9	$95.3	$45.1	$47.9
Net Investment Income	1.7	1.8	1.0	0.8
Changes in Value of Alternative Energy Partnership Investments	(0.1)	(0.1)	—	—
Other Income	0.3	0.2	0.3	0.1
Total Revenues	92.8	97.2	46.4	48.8
Policyholders’ Benefits and Incurred Losses and LAE	48.0	51.3	24.5	26.8
Insurance Expenses	40.9	46.6	20.1	22.2
Operating Income (Loss)	3.9	(0.7)	1.8	(0.2)
Income Tax Expense (Benefit)	(0.8)	0.3	(0.4)	0.1
Total Product Line Net Operating Income (Loss)	$3.1	$(0.4)	$1.4	$(0.1)
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from accident and health insurance decreased by $4.4 million for the six months ended June 30, 2022, compared to the same period in 2021. This is due primarily to lower volume of sales. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $48.0 million for the six months ended June 30, 2022, compared to $51.3 million for the same period in 2021. This is due primarily to lower frequency of claims.
Insurance Expenses decreased by $5.7 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business and a reduction in expenses due to lower volume of accident and health insurance products.

Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from accident and health insurance decreased by $2.8 million for the three months ended June 30, 2022, compared to the same period in 2021. This is due primarily to lower volume of sales. Policyholders’ Benefit and Incurred Losses and LAE on accident and health insurance were $24.5 million for the three months ended June 30, 2022, compared to $26.8 million for the same period in 2021. This is due primarily to lower frequency of claims.
Insurance Expenses decreased by $2.1 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business and reduction in expenses due to lower volume of accident and health insurance products.

Life & Health Insurance (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Earned Premiums	$26.4	$31.2	$12.1	$15.7
Net Investment Income (Loss)	1.6	1.2	0.8	0.7
Changes in Value of Alternative Energy Partnership Investments	(0.3)	(0.2)	—	(0.1)
Total Revenues	27.7	32.2	12.9	16.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	7.7	7.4	3.6	4.2
Catastrophe Losses and LAE	1.0	4.4	0.6	2.5
Prior Years:
Non-catastrophe Losses and LAE	1.1	0.8	0.5	0.1
Catastrophe Losses and LAE	1.1	0.3	0.2	(0.2)
Total Incurred Losses and LAE	10.9	12.9	4.9	6.6
Insurance Expenses	13.5	16.3	6.6	8.4
Operating Income (Loss)	3.3	3.0	1.4	1.3
Income Tax Benefit (Expense)	(0.6)	(0.3)	(0.3)	(0.2)
Total Product Line Net Operating Income (Loss)	$2.7	$2.7	$1.1	$1.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	29.1%	23.6%	29.7%	26.8%
Current Year Catastrophe Losses and LAE Ratio	3.8	14.1	5.0	15.9
Prior Years Non-catastrophe Losses and LAE Ratio	4.2	2.6	4.1	0.6
Prior Years Catastrophe Losses and LAE Ratio	4.2	1.0	1.7	(1.3)
Total Incurred Loss and LAE Ratio	41.3%	41.3%	40.5%	42.0%
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from property insurance decreased by $4.8 million for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $10.9 million, or 41.3% of earned premiums, for the six months ended June 30, 2022, compared to $12.9 million, or 41.3% of earned premiums for the same period in 2021. Underlying losses and LAE were $7.7 million, or 29.1% of earned premiums for the six months ended June 30, 2022, compared to $7.4 million, or 23.6% of earned premiums for the same period in 2021, an increase of 5.5 percentage points due primarily to higher claim severity. Catastrophe losses and LAE (excluding loss reserve development) were $1.0 million for the six months ended June 30, 2022, compared to $4.4 million for the same period in 2021. Catastrophe losses and LAE decreased $3.4 million due primarily to lower frequency of catastrophe claims. Adverse loss and LAE reserve development was $2.2 million for the six months ended June 30, 2022, compared to adverse development of $1.1 million in the same period in 2021.
Insurance expenses decreased $2.8 million for the six months ended June 30, 2022, compared to the same period in 2021 due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business and reduction in expenses due to lower volume of property insurance products.

Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Earned Premiums from property insurance decreased by $3.6 million for the three months ended June 30, 2022, compared to the same period in 2021, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $4.9 million, or 40.5% of earned premiums, for the three months ended June 30, 2022, compared to $6.6 million, or 42.0% of earned premiums for the same period in 2021. Underlying losses and LAE were $3.6 million, or 29.7% of

Life & Health Insurance (Continued)
earned premiums for the three months ended June 30, 2022, compared to $4.2 million, or 26.8% of earned premiums for the same period in 2021, an increase of 2.9 percentage points due primarily to higher claim severity. Catastrophe losses and LAE (excluding loss reserve development) were $0.6 million for the three months ended June 30, 2022, compared to $2.5 million for the same period in 2021. Catastrophe losses and LAE decreased $1.9 million due primarily to lower frequency of catastrophe claims. Adverse loss and LAE reserve development was $0.7 million for the three months ended June 30, 2022, compared to favorable development of $0.1 million in the same period in 2021.
Insurance expenses decreased $1.8 million for the three months ended June 30, 2022, compared to the same period in 2021 due primarily to lower levels of initiative spend on investments made to modernize and enhance the capabilities of the business and reduction in expenses due to lower volume of property insurance products.

Investment Results
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2022 and 2021 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Investment Income:
Interest on Fixed Income Securities	$141.5	$138.7	$72.8	$69.7
Dividends on Equity Securities Excluding Alternative Investments	3.2	6.9	1.7	4.8
Alternative Investments:
Equity Method Limited Liability Investments	28.6	38.9	15.3	16.4
Limited Liability Investments Included in Equity Securities	26.1	19.8	18.5	15.3
Total Alternative Investments	54.7	58.7	33.8	31.7
Short-term Investments	0.3	0.4	0.2	(0.8)
Loans to Policyholders	10.8	10.9	5.3	5.4
Real Estate	4.5	4.8	2.3	2.4
Company-Owned Life Insurance	18.1	11.1	9.8	6.5
Other	3.4	2.9	1.7	2.8
Total Investment Income	236.5	234.4	127.6	122.5
Investment Expenses:
Real Estate	3.5	4.2	1.0	2.1
Other Investment Expenses	14.5	13.2	8.1	6.5
Total Investment Expenses	18.0	17.4	9.1	8.6
Net Investment Income	$218.5	$217.0	$118.5	$113.9
Net Investment Income was $218.5 million and $217.0 million for the six months ended June 30, 2022 and 2021, respectively. Net Investment Income increased by $1.5 million in 2022 due primarily to higher average investment balance and rate on Company-Owned Life Insurance, higher levels of investments in Fixed Income Securities, and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities, partially offset by lower valuations on Equity Method Limited Liability Investments and lower rate on Fixed Income Securities.
Net Investment Income was $118.5 million and $113.9 million for the three months ended June 30, 2022 and 2021, respectively. Net Investment Income increased by $4.6 million in 2022 due primarily to higher average investment balance and rate on Company-Owned Life Insurance and higher levels of investments in Fixed Income Securities, partially offset by lower rate on Fixed Income Securities.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Investment Results (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(68.7)	$93.0	$(40.5)	$40.8
Gains on Sales	15.9	34.3	13.5	19.4
Losses on Sales	(3.7)	(1.3)	(2.8)	(0.2)
Gains (Losses) on Hedging Activity	0.3	—	0.3	—
Impairment Losses	(13.8)	(7.2)	(4.9)	(3.2)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	(70.0)	118.8	(34.4)	56.8
Recognized in Other Comprehensive Income (Loss)	(1,232.2)	(176.6)	(580.3)	189.5
Total Comprehensive Investment Gains (Losses)	$(1,302.2)	$(57.8)	$(614.7)	$246.3
Total Comprehensive Investment Losses were $1,302.2 million and $57.8 million for the six months ended June 30, 2022 and 2021, respectively. Total Comprehensive Investment Losses decreased by $1,244.4 million primarily due to a decrease in the fair value of the Company’s fixed income bond portfolio and a loss from the change in fair value of the Company’s fair value method equity and convertible securities.
Total Comprehensive Investment Losses were $614.7 million for the three months ended June 30, 2022 compared to Total Comprehensive Investment Gains of $246.3 million in the same period 2021. Total Comprehensive Investment Gains decreased by $861.0 million primarily due to a decrease in the fair value of the Company’s fixed income bond portfolio and a loss from the change in fair value of the Company’s fair value method equity and convertible securities.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Preferred Stocks	$(5.9)	$1.7	$(3.5)	$1.2
Common Stocks	(1.3)	4.3	(1.7)	3.9
Other Equity Interests:
Exchange Traded Funds	(45.5)	57.2	(14.6)	31.3
Limited Liability Companies and Limited Partnerships	(12.2)	27.6	(16.7)	4.4
Total Other Equity Interests	(57.7)	84.8	(31.3)	35.7
Income (Loss) from Change in Fair Value of Equity Securities	(64.9)	90.8	(36.5)	40.8
Income (Loss) from Change in Fair Value of Convertible Securities	(3.8)	2.2	(4.0)	—
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(68.7)	$93.0	$(40.5)	$40.8

Investment Results (Continued)
Net Realized Investment Gains (Losses)
The components of Net Realized Investment Gains (Losses) for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Fixed Maturities:
Gains on Sales	$13.8	$32.4	$13.4	$19.2
Losses on Sales	(3.6)	(1.3)	(2.8)	(0.2)
Gains (Losses) on Hedging Activity	0.3	—	0.3	—
Equity Securities:
Gains on Sales	2.1	1.7	0.1	—
Losses on Sales	(0.1)	—	—	—
Real Estate:
Gains on Sales	—	0.2	—	0.2
Net Realized Investment Gains (Losses)	$12.5	$33.0	$11.0	$19.2

Gross Gains on Sales	$15.9	$34.3	$13.5	$19.4
Gross Losses on Sales	(3.7)	(1.3)	(2.8)	(0.2)
Gains (Losses) on Hedging Activity	0.3	—	0.3	—
Net Realized Investment Gains (Losses)	$12.5	$33.0	$11.0	$19.2
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2022		Jun 30, 2021		Jun 30, 2022		Jun 30, 2021
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(13.8)	17	$(3.8)	15	$(4.9)	12	$(0.6)	9
Equity Securities	—	—	(3.4)	11	—	—	(2.6)	10
Real Estate	—	—	—	—	—	—	—	—
Impairment Losses	$(13.8)		$(7.2)		$(4.9)		$(3.2)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At June 30, 2022, 94.8% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.

Investment Quality and Concentrations (Continued)
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2022 and December 31, 2021:

(Dollars in Millions)		Jun 30, 2022		Dec 31, 2021
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$5,027.3	69.7%	$5,351.6	67.0%
2	BBB	1,810.5	25.1	2,215.1	27.7
3-4	BB, B	298.1	4.1	331.0	4.2
5-6	CCC or Lower	82.9	1.1	89.2	1.1
Total Investments in Fixed Maturities		$7,218.8	100.0%	$7,986.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $33.9 million and $9.0 million at June 30, 2022 and December 31, 2021, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2022 and December 31, 2021:

	Jun 30, 2022		Dec 31, 2021
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$575.9	6.2%	$637.4	6.1%
States and Political Subdivisions:
Revenue Bonds	1,397.5	15.2	1,516.1	14.6
States	210.8	2.3	235.8	2.3
Political Subdivisions	122.9	1.3	138.2	1.3
Foreign Governments	5.5	0.1	5.5	0.1
Total Investments in Governmental Fixed Maturities	$2,312.6	25.1%	$2,533.0	24.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2022 and December 31, 2021.

	Jun 30, 2022		Dec 31, 2021
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,084.5	22.6%	$1,996.7	19.2%
Manufacturing	1,157.6	12.6	1,571.0	15.1
Transportation, Communication and Utilities	695.1	7.5	815.8	7.9
Services	581.2	6.3	617.5	5.9
Mining	197.3	2.1	254.3	2.4
Retail Trade	153.2	1.7	171.4	1.7
Construction	24.6	0.3	13.1	0.1
Other	12.6	0.1	14.1	0.1
Wholesale Trade	0.1	—	—	—
Total Investments in Non-governmental Fixed Maturities	$4,906.2	53.2%	$5,453.9	52.4%

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2022.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	747	$1,542.7
$5 -$10	207	1,520.0
$10 - $20	102	1,365.8
$20 - $30	16	372.9
Greater Than $30	3	104.8
Total	1,075	$4,906.2
The Company’s short-term investments primarily consist of money market funds and short term bonds. At June 30, 2022, the Company had $105.8 million invested in money market funds which primarily invest in U.S. Treasury securities and $124.4 million invested in U.S. treasury bills and short-term bonds.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at June 30, 2022:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$146.0	1.6%
California	101.2	1.1
Georgia	84.3	0.9
Michigan	84.0	0.9
New York	81.1	0.9
Pennsylvania	69.7	0.8
Florida	68.7	0.7
Louisiana	66.9	0.7
Colorado	58.5	0.6
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	63.2	0.7
Total	$823.6	8.9%

Investment Quality and Concentrations (Continued)
Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2022 and December 31, 2021 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2022	Dec 31, 2021
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$38.8	$120.6	$120.0
Senior Debt	46.4	25.7	27.5
Distressed Debt	—	5.0	21.7
Secondary Transactions	1.9	13.2	11.7
Leveraged Buyout	0.8	9.2	8.7
Growth Equity	—	1.3	0.7
Real Estate	—	43.3	29.9
Hedge Fund	—	0.5	8.7
Other	—	10.1	13.0
Total Equity Method Limited Liability Investments	87.9	228.9	241.9

Alternative Energy Partnership Investments	—	17.0	39.6

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	50.9	133.5	129.3
Senior Debt	14.0	30.1	29.9
Distressed Debt	20.2	41.4	44.9
Secondary Transactions	5.7	3.6	4.0
Hedge Funds	—	24.4	82.7
Leveraged Buyout	6.6	33.8	32.2
Growth Equity	4.8	5.1	2.0
Total Reported as Other Equity Interests at Fair Value	102.2	271.9	325.0
Reported as Equity Securities at Modified Cost:
Other	—	8.3	7.7
Total Reported as Equity Securities at Modified Cost	—	8.3	7.7
Total Investments in Limited Liability Companies and Limited Partnerships	$190.1	$526.1	$614.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Expenses
Expenses for the six and three months ended June 30, 2022 and 2021 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Insurance Expenses:
Commissions	$382.8	$415.3	$190.9	$220.1
General Expenses	178.5	166.9	91.4	82.3
Taxes, Licenses and Fees	50.6	52.6	25.2	27.2
Total Costs Incurred	611.9	634.8	307.5	329.6
Net Policy Acquisition Costs Amortized (Deferred)	(3.0)	(63.5)	(0.5)	(41.1)
Amortization of Value of Business Acquired (“VOBA”)	2.8	26.4	0.7	25.5
Insurance Expenses	611.7	597.7	307.7	314.0
Loss from Early Extinguishment of Debt	3.7	—	—	—
Interest and Other Expenses:
Interest Expense	26.7	22.3	14.0	11.2
Other Expenses:
Acquisition Related Transaction, Integration and Other Costs	14.6	26.7	9.9	10.4
Other	66.3	67.5	29.6	37.7
Other Expenses	80.9	94.2	39.5	48.1
Interest and Other Expenses	107.6	116.5	53.5	59.3
Total Expenses	$723.0	$714.2	$361.2	$373.3
Insurance Expenses
Insurance Expenses were $611.7 million for the six months ended June 30, 2022, compared to $597.7 million for the same period in 2021. Insurance Expenses increased by $14.0 million in 2022 due primarily to a lower net deferral of policy acquisition costs as the acquisition of AAC led to higher deferrals in 2021. This is partially offset by a corresponding decrease in the amortization of VOBA from the acquisition of AAC and lower commissions as premium growth has slowed due to ongoing profit improvement actions.
Insurance Expenses were $307.7 million for the three months ended June 30, 2022, compared to $314.0 million for the same period in 2021. Insurance Expenses decreased by $6.3 million in 2022 due primarily to lower commissions as premium growth has slowed due to ongoing profit improvement actions, a lower net deferral of policy acquisition costs as the acquisition of AAC led to higher deferrals in 2021 and a decrease in the amortization of the VOBA asset established as a result of the acquisition of AAC.
Interest and Other Expenses
Interest and Other Expenses was $107.6 million for the six months ended June 30, 2022, compared to $116.5 million for the same period in 2021. Interest expense increased by $4.4 million in 2022 due primarily to the addition of the 2032 Senior Notes and the 2062 Junior Debentures in 2022. Other expenses decreased by $13.3 million in 2022 due primarily to lower AAC-related acquisition and integration costs.
Interest and Other Expenses was $53.5 million for the three months ended June 30, 2022, compared to $59.3 million for the same period in 2021. Interest expense increased by $2.8 million in 2022 due primarily to the addition of the 2032 Senior Notes and the 2062 Junior Debentures in 2022. Other expenses decreased by $8.6 million in 2022 due primarily to lower overhead expenses.
Income Taxes
The federal corporate statutory income tax rate was 21% for the six months ended June 30, 2022 and June 30, 2021. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life

Income Taxes (Continued)
Insurance, (3) Alternative Energy Partnership Investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, and (5) a permanent difference associated with nondeductible executive compensation.
Tax-exempt investment income and dividends received deductions collectively were $12.3 million for the six months ended June 30, 2022, compared to $11.4 million for the same period in 2021. Tax-exempt investment income and dividends received deductions collectively were $6.0 million for the three months ended June 30, 2022, compared to $6.4 million for the same period in 2021.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $18.1 million for the six months ended June 30, 2022, compared to $11.0 million for the same period in 2021. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $9.8 million for the three months ended June 30, 2022, compared to $6.4 million for the same period in 2021.
The Company realized net investment tax credits of $3.5 million and $0.0 million for the six months ended and three months ended June 30, 2022, respectively. The company realized net investment tax credits of $32.3 million and $6.9 million for the six months ended and three months ended June 30, 2021, respectively.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $5.1 million higher than the amount that would be deductible under the IRC for the six months ended June 30, 2022, compared to $1.8 million lower for the same period in 2021. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.5 million higher than the amount that would be deductible under the IRC for the three months ended June 30, 2022, compared to $0.3 million lower for the same period in 2021.
The amount of nondeductible executive compensation was $6.2 million for the six months ended June 30, 2022, compared to $7.0 million for the same period in 2021. The amount of nondeductible executive compensation was $3.1 million for the three months ended June 30, 2022, compared to $3.5 million for the same period in 2021.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2022. There were no adoptions of such accounting pronouncements during the six months ended June 30, 2022 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at June 30, 2022 and December 31, 2021 was:

(Dollars in Millions)	Jun 30, 2022	Dec 31, 2021
Senior Notes:
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.2	449.0
2.400% Senior Notes due September 30, 2030	396.4	396.2
3.800% Senior Notes due February 23, 2032	395.2	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.0	—
Total Long-term Debt Outstanding	$1,385.8	$1,121.9
See Note 14, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.

Liquidity and Capital Resources (Continued)
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either June 30, 2022 or December 31, 2021.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity, American Access Casualty Company, and Alliance are members of the FHLB of Chicago, Dallas, Chicago, and San Francisco, respectively. American Access Casualty Company became a member of the FHLB of Chicago in May 2022. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United, Trinity, American Access Casualty Company, and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity, American Access Casualty Company, and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $16.1 million and $11.8 million at June 30, 2022 and December 31, 2021, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively. The carrying value of FHLB of San Francisco common stock was $1.4 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first six months of 2022, United Insurance received advances of $288.9 million from the FHLB of Chicago and made repayments of $88.0 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $602.8 million at June 30, 2022. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $728.1 million at June 30, 2022. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 12, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of June 30, 2022 the remaining share repurchase authorization under the repurchase program was $171.6 million. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the six months ended June 30, 2022 the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2021 the Company repurchased approximately 2,045,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $158.7 million and an average cost per share of $77.63.
During the three months ended June 30, 2022 the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2021 the Company repurchased approximately 1,451,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $111.6 million and an average cost per share of $76.92.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the second quarter of 2022. Dividends and dividend equivalents paid were $40.0 million for the six months ended June 30, 2022.

Liquidity and Capital Resources (Continued)
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively did not pay any dividends to Kemper during the first six months of 2022. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $105.2 million in additional dividends to Kemper during the remainder of 2022 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $275.9 million at June 30, 2022, compared to $233.9 million at December 31, 2021.
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
Information about the Company’s cash flows for six months ended June 30, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	June 30, 2022	June 30, 2021
Net Cash Provided by (Used in) Operating Activities	$(90.0)	$237.7
Net Cash Provided by (Used in) Investing Activities	(132.5)	(77.9)
Net Cash Provided by (Used in) Financing Activities	422.9	(260.8)
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Cash Provided by (Used in) Operating Activities
Net cash used in Operating Activities was $90.0 million for the six months ended June 30, 2022, compared to net cash provided of $237.7 million for the same period in 2021, a decrease of $327.7 million. Cash from operating activities decreased primarily due to higher paid losses within the P&C business in 2022 due to an increase in frequency and rising loss costs from increased severity trends caused by rising inflation and supply chain constraints.

Cash Provided by (Used in) Investing Activities

Net cash used in Investing Activities for the six months ended June 30, 2022 was $132.5 million, compared to $77.9 million for the same period in 2021, a decrease of $54.6 million. This was primarily due to lower net sales of short term investments. Net sales of short term investments in 2021 were primarily used to fund the purchase of AAC and the repurchase of Kemper common stock. Proceeds from the sale of equity securities increased as the Company shifted its investment portfolio more heavily to fixed maturities.

Liquidity and Capital Resources (Continued)

Cash Provided by (Used in) Financing Activities

Net cash provided by Financing Activities for the six months ended June 30, 2022 was $422.9 million, compared to cash used of $260.8 million for the same period in 2021, an increase of $683.7 million. This was primarily due to the issuance of the 2032 Senior Notes and 2062 Junior Debentures, share repurchases in 2021, and increased net advances under the FHLB spread-lending program due to a more attractive interest rate environment in 2022. These were partially of offset by the redemption of the 2022 Senior Notes.

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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 17, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the quarter ended June 30, 2022, Kemper did not repurchase any shares. As of June 30, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Advances, Collateral Pledge, and Security Agreement	8-K	001-18298	10.1	May 11, 2022
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	August 1, 2022	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2022	/s/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2022	/s/ ANASTASIOS OMIRIDIS
Anastasios Omiridis
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)