Form 10-Q
period 2022-09-30
KEMPER Corp
filed 2022-11-02
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 9/30/2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
63,885,142 shares of common stock, $0.10 par value, were outstanding as of October 31, 2022.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Revenues:
Earned Premiums	$3,999.3	$3,894.6	$1,307.0	$1,356.1
Net Investment Income	316.3	318.9	97.8	101.9
Change in Value of Alternative Energy Partnership Investments	(21.2)	(46.9)	0.4	(23.8)
Other Income (Loss)	7.3	20.8	4.0	12.3
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(79.9)	92.4	(11.2)	(0.6)
Net Realized Investment Gains (Losses)	0.4	43.1	(12.1)	10.1
Impairment Losses	(22.1)	(7.8)	(8.3)	(0.6)
Total Revenues	4,200.1	4,315.1	1,377.6	1,455.4
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	3,426.1	3,324.8	1,102.4	1,211.2
Insurance Expenses	913.0	909.0	301.3	311.3
Loss from Early Extinguishment of Debt	3.7	—	—	—
Interest and Other Expenses	171.1	179.2	63.5	62.7
Total Expenses	4,513.9	4,413.0	1,467.2	1,585.2
Income (Loss) before Income Taxes	(313.8)	(97.9)	(89.6)	(129.8)
Income Tax Benefit (Expense)	68.1	83.2	13.4	54.5
Net Income (Loss)	$(245.7)	$(14.7)	$(76.2)	$(75.3)
Net Income (Loss) Per Unrestricted Share:
Basic	$(3.85)	$(0.23)	$(1.19)	$(1.18)
Diluted	$(3.85)	$(0.23)	$(1.19)	$(1.18)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Income (Loss)	$(245.7)	$(14.7)	$(76.2)	$(75.3)
Other Comprehensive Income (Loss) Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	(1,643.2)	(254.0)	(411.5)	(80.8)
Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	(1.3)	(1.9)	(0.8)	0.5
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	(0.3)	0.3	(0.2)	(0.1)
Gain (Loss) on Cash Flow Hedges	5.9	0.3	—	0.1
Other Comprehensive Income (Loss) Before Income Taxes	(1,638.9)	(255.3)	(412.5)	(80.3)
Other Comprehensive Income Tax Benefit (Expense)	344.2	54.2	86.7	16.7
Other Comprehensive Income (Loss), Net of Taxes	(1,294.7)	(201.1)	(325.8)	(63.6)
Total Comprehensive Income (Loss)	$(1,540.4)	$(215.8)	$(402.0)	$(138.9)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2022	Dec 31, 2021
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2022 - $7,575.3; 2021 - $7,358.2 Allowance for Credit Losses: 2022 - $7.5; 2021 - $7.5)	$6,577.1	$7,986.9
Equity Securities at Fair Value (Cost: 2022 - $302.4; 2021 - $618.7)	322.7	830.6
Equity Method Limited Liability Investments	226.0	241.9
Alternative Energy Partnership Investments	16.9	39.6
Short-term Investments at Cost which Approximates Fair Value	357.2	284.1
Company-Owned Life Insurance	578.6	448.1
Loans to Policyholders	283.2	286.2
Other Investments	274.2	270.0
Total Investments	8,635.9	10,387.4
Cash	249.2	148.2
Receivables from Policyholders (Allowance for Credit Losses: 2022 - $12.5; 2021 - $13.6)	1,345.8	1,418.7
Other Receivables	228.7	207.3
Deferred Policy Acquisition Costs	634.7	677.6
Goodwill	1,298.8	1,312.0
Current Income Tax Assets	165.1	173.1
Deferred Income Tax Assets	182.0	—
Assets Held-for-Sale	172.8	—
Other Assets	544.8	592.2
Total Assets	$13,457.8	$14,916.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,534.6	$3,540.9
Property and Casualty	2,720.3	2,772.7
Total Insurance Reserves	6,254.9	6,313.6
Unearned Premiums	1,794.8	1,898.7
Policyholder Obligations	704.0	504.0
Deferred Income Tax Liabilities	—	227.0
Liabilities Held-for-Sale	84.8	—
Accrued Expenses and Other Liabilities	795.3	843.6
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2022 - $1,204.1; 2021 - $1,152.1)	1,386.4	1,121.9
Total Liabilities	11,020.2	10,908.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,884,152 Shares Issued and Outstanding at September 30, 2022 and 63,684,628 Shares Issued and Outstanding at December 31, 2021	6.4	6.4
Paid-in Capital	1,822.2	1,790.7
Retained Earnings	1,455.6	1,762.5
Accumulated Other Comprehensive Income (Loss)	(846.6)	448.1
Total Shareholders’ Equity	2,437.6	4,007.7
Total Liabilities and Shareholders’ Equity	$13,457.8	$14,916.5
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2022	Sep 30, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(245.7)	$(14.7)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized Investment (Gains) Losses	(0.4)	(43.1)
Impairment Losses	22.1	7.8
Depreciation and Amortization of Property, Equipment and Software	38.9	32.8
Amortization of Intangibles Assets Acquired	16.0	46.4
Loss from Early Extinguishment of Debt	3.7	—
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(13.7)	(50.9)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	21.2	46.9
(Increase) Decrease in Value of Equity and Convertible Securities	79.9	(92.4)
Changes in:
Receivables from Policyholders	69.6	(137.7)
Reinsurance Recoverables	(1.8)	24.4
Deferred Policy Acquisition Costs	4.2	(87.3)
Insurance Reserves	(9.3)	429.8
Unearned Premiums	(93.4)	172.9
Income Taxes	(66.2)	(121.5)
Other Assets and Liabilities	4.8	94.2
Net Cash Provided by (Used in) Operating Activities	(170.1)	307.6
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	1,019.4	1,015.6
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	458.3	139.7
Real Estate Investments	—	6.2
Mortgage Loans	69.9	53.1
Other Investments	41.9	39.7
Purchases of Investments:
Fixed Maturities	(1,386.7)	(1,322.2)
Equity Securities	(55.3)	(106.0)
Real Estate Investments	(2.9)	(3.6)
Company-Owned Life Insurance	(110.0)	(100.0)
Mortgage Loans	(67.3)	(94.0)
Other Investments	(9.7)	(92.1)
Net Sales (Purchases) of Short-term Investments	(73.6)	715.1
Acquisition of Business, Net of Cash Acquired	—	(316.6)
Sale of Infinity Security, Net of Cash Acquired	4.9	—
Acquisition of Software and Long-lived Assets	(27.1)	(43.9)
Other	8.6	10.0
Net Cash Provided by (Used in) Investing Activities	(129.6)	(99.0)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2022	Sep 30, 2021
Net Cash Provided by (Used in) Investing Activities (Carryforward from page 7)	(129.6)	(99.0)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(280.0)	(50.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	396.3	—
Issuance Fees on 3.800% Senior Notes due February 23, 2032	(1.2)	—
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.6	—
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	(0.9)	—
Proceeds from Policyholder Obligations	319.9	298.1
Repayment of Policyholder Obligations	(120.1)	(328.1)
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.8	3.9
Common Stock Repurchases	—	(161.7)
Dividends and Dividend Equivalents Paid	(59.9)	(60.8)
Other	0.3	3.7
Net Cash Provided by (Used in) Financing Activities	403.8	(294.9)

Net increase (decrease) in cash, Including Held-for-Sale	104.1	(86.3)
Cash at beginning of year, Including Held-for-Sale	148.2	206.1
Cash at end of period, Including Held-for-Sale	252.3	119.8

Net increase (decrease) in cash, Held-for-Sale	3.1	—
Cash at beginning of year, Held-for-Sale	—	—
Cash at end of period, Held-for-Sale	3.1	—

Net increase (decrease) in cash, Net of Held-for-Sale	101.0	(86.3)
Cash at beginning of year, Net of Held-for-Sale	148.2	206.1
Cash at end of period, Net of Held-for-Sale	$249.2	$119.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2022
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2021	63.7	$6.4	$1,790.7	$1,762.5	$448.1	$4,007.7
Net Income (Loss)	—	—	—	(245.7)	—	(245.7)
Other Comprehensive Income (Loss), Net of Taxes (Note 11)	—	—	—	—	(1,294.7)	(1,294.7)
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(60.3)	—	(60.3)
Shares Issued Under Employee Stock Purchase Plan (Note 12)	0.1	—	3.8	—	—	3.8
Equity-based Compensation Cost	—	—	28.5	—	—	28.5
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.8)	(0.9)	—	(1.7)
Balance, September 30, 2022	63.9	$6.4	$1,822.2	$1,455.6	$(846.6)	$2,437.6

	Nine Months Ended September 30, 2021
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Income (Loss)	—	—	—	(14.7)	—	(14.7)
Other Comprehensive Income (Loss), Net of Taxes (Note 11)	—	—	—	—	(201.1)	(201.1)
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(61.1)	—	(61.1)
Repurchases of Common Stock (Note 12)	(2.1)	(0.2)	(57.8)	(103.7)	—	(161.7)
Shares Issued Under Employee Stock Purchase Plan (Note 12)	0.1	—	3.9	—	—	3.9
Equity-based Compensation Cost	—	—	24.6	—	—	24.6
Equity-based Awards, Net of Shares Exchanged	0.3	0.1	1.1	(3.3)	—	(2.1)
Balance, September 30, 2021	63.7	$6.4	$1,777.0	$1,888.4	$479.4	$4,151.2

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2022	63.8	$6.4	$1,812.5	$1,551.9	$(520.8)	$2,850.0
Net Income (Loss)	—	—	—	(76.2)	—	(76.2)
Other Comprehensive Income (Loss), Net of Taxes (Note 11)	—	—	—	—	(325.8)	(325.8)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.1)	—	(20.1)
Shares Issued Under Employee Stock Purchase Plan (Note 12)	0.1	—	1.3	—	—	1.3
Equity-based Compensation Cost	—	—	8.3	—	—	8.3
Equity-based Awards, Net of Shares Exchanged	—	—	0.1	—	—	0.1
Balance, September 30, 2022	63.9	$6.4	$1,822.2	$1,455.6	$(846.6)	$2,437.6

	Three Months Ended September 30, 2021
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	63.6	$6.4	$1,770.9	$1,985.9	$543.0	$4,306.2
Net Income (Loss)	—	—	—	(75.3)	—	(75.3)
Other Comprehensive Income (Loss), Net of Taxes (Note 11)	—	—	—	—	(63.6)	(63.6)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(19.7)	—	(19.7)
Repurchases of Common Stock (Note 11)	(0.1)	—	(1.1)	(1.9)	—	(3.0)
Shares Issued Under Employee Stock Purchase Plan (Note 12)	0.1	—	1.4	—	—	1.4
Equity-based Compensation Cost	—	—	6.1	—	—	6.1
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.3)	(0.6)	—	(0.9)
Balance, September 30, 2021	63.7	$6.4	$1,777.0	$1,888.4	$479.4	$4,151.2

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
Certain financial information that is included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods presented. The preparation of interim financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions and the impacts of COVID-19, annualizing the results of operations for the nine months ended September 30, 2022 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2021.
Premium Deficiency

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

Company-Owned Life Insurance

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

Held-for-Sale

The Company classifies a business as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the business exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in net investment gains (losses). Assets and liabilities related to the business classified as held-for-sale are separately reported in the Company's consolidated balance sheets in the period in which the business is classified as held-for-sale. See Note 4, “Dispositions”, for information on a held-for-sale business. As the component of the Company classified as held-for-sale does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, the results of the component are reported in continuing operations.

Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2022. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2022 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
Guidance Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of ASU 2018-12 by one year for public business entities. ASU 2018-12 is now effective for fiscal years beginning after December 15, 2022, and interim periods within those annual periods. The amendments in ASU 2018-12 (i) require cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited pay long duration contracts to be updated at least annually with the recognition and remeasurement recorded in net income. It also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting period, and recognized in other comprehensive income, (ii) simplify the amortization of deferred acquisition costs to be amortized on a constant level basis over the expected term of the contract, (iii) require all market risk benefits to be measured at fair value, and (iv) enhance certain presentation and disclosure requirements which include disaggregated rollforwards for liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, deferred acquisition costs, and information about significant inputs, judgments and methods used in the measurement. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method, with a transition date of the earliest period presented, January 1, 2021. Using this transition method, the Company estimates the after-tax impact as of the transition date will be a decrease to Shareholders’ Equity of approximately $1.0 to $1.1 billion. The most significant driver of the transition adjustment will be the effect of updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be generally equivalent to a single-A rated corporate bond interest rate. Holding all else equal, but using the discount rates as of September 30, 2022, the after-tax transition impact would have been an increase in Shareholders’ Equity due to the change in reserves of approximately $175.0 to $275.0 million. The discount rate impact to Accumulated Other Comprehensive Income (Loss) (“AOCI”) would reflect the impact of both the change in future policy benefits and the change in the fair value of invested assets, with the impact to the fair value of invested assets not included in the range above. Adoption will also significantly expand the Company’s disclosures, and will have an impact on systems, processes, and controls.

Note 2 - Net Income Per Unrestricted Share
The Company’s awards of deferred stock units granted to Kemper’s non-employee directors prior to 2019 contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the nine and three months ended September 30, 2022 and 2021 is presented below.

	Nine Months Ended		Three Months Ended
(Dollars in Millions, except per share amounts)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Income (Loss)	$(245.7)	$(14.7)	$(76.2)	$(75.3)
Less: Net Income Attributed to Participating Awards	—	—	—	—
Net Income (Loss) Attributed to Unrestricted Shares	(245.7)	(14.7)	(76.2)	(75.3)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Income (Loss) Attributed to Unrestricted Shares	$(245.7)	$(14.7)	$(76.2)	$(75.3)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	63,804.4	64,469.9	63,852.8	63,628.1
Equity-based Compensation Equivalent Shares	—	—	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	63,804.4	64,469.9	63,852.8	63,628.1
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$(3.85)	$(0.23)	$(1.19)	$(1.18)
Diluted Net Income (Loss) Per Unrestricted Share	$(3.85)	$(0.23)	$(1.19)	$(1.18)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2 - Net Income Per Unrestricted Share (Continued)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2022 and 2021, because the effect of inclusion would be anti-dilutive, is presented below.

	Nine Months Ended		Three Months Ended
(Number of Shares in Thousands)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Equity-based Compensation Equivalent Shares	2,439.1	2,205.4	2,355.5	2,170.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	2,439.1	2,205.4	2,355.5	2,170.2
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

	Nine Months Ended		Three Months Ended
(Dollars in millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Total Revenues	$4,200.1	$4,406.3	$1,377.6	$1,455.4
Total Expenses	4,515.4	4,484.9	1,468.3	1,583.7
Income (Loss) from Continuing Operations before Income Taxes	(315.3)	(78.6)	(90.7)	(128.3)
Net Income (Loss)	$(246.9)	$0.1	$(77.0)	$(74.1)

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
Note 4 - Dispositions
Disposition of Reserve National Insurance Company
In July 2022, the Company entered into a definitive agreement to sell Reserve National Insurance Company and its wholly-owned subsidiaries (collectively, “RNIC”) to Medical Mutual of Ohio for $90.0 million in total consideration. In connection with the pending sale, an expected loss of $2.0 million, or $1.6 million net of income tax, was recorded for the nine and three months ended September 30, 2022, which is reflected in Interest and Other Expenses on the Condensed Consolidated Statements of Income (Loss). Prior to measuring the Held for Sale loss, the goodwill assigned to the reporting unit was tested for impairment. Using the agreed upon sale price as the disposal unit’s fair value, an impairment of $4.5 million was recognized. RNIC’s results of operations are reported in the Life & Health segment’s adjusted earnings through September 30, 2022. See Note 1, “Basis of Presentation and Accounting Policies”, for information on accounting for divested business. The transaction is expected to receive all necessary regulatory approval and close late in the fourth quarter of 2022.

The pending disposition meets the criteria for held-for-sale accounting but does not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities are included in the separate held-for-sale line items of the asset and liability sections of the interim condensed consolidated balance sheet.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Dispositions (Continued)

The following table summarizes the assets and liabilities held-for-sale:

(Dollars in millions)	Sep 30, 2022
Assets Held-for-Sale:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: $121.1)	$102.0
Short-term Investments at Cost which Approximates Fair Value	0.4
Loans to Policyholders	0.7
Total Investments	103.1
Cash	3.1
Receivables from Policyholders	3.3
Other Receivables	2.5
Deferred Policy Acquisition Costs	38.7
Goodwill	8.7
Current Income Tax Assets	7.3
Deferred Income Tax Assets	3.6
Other Assets	2.5
Total Assets Held-for-Sale	$172.8
Liabilities Held-for-Sale:
Health Insurance Reserves	$49.5
Unearned Premiums	10.5
Accrued Expenses and Other Liabilities	24.8
Total Liabilities Held-for-Sale	$84.8
Note 5 - Business Segments
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Earned Premiums by product line for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Specialty Property & Casualty Insurance:
Personal Automobile	$2,666.3	$2,615.6	$858.8	$920.6
Commercial Automobile	398.5	300.6	140.7	107.7
Preferred Property & Casualty Insurance:
Personal Automobile	279.5	309.1	89.5	102.6
Homeowners	150.9	154.6	51.9	52.5
Other Personal Lines	24.4	25.4	7.9	8.6
Life & Health Insurance:
Life	304.6	300.2	100.4	101.5
Accident and Health	136.8	142.3	45.9	47.0
Property	38.3	46.8	11.9	15.6
Total Earned Premiums	$3,999.3	$3,894.6	$1,307.0	$1,356.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$3,064.8	$2,916.2	$999.5	$1,028.3
Net Investment Income	102.8	114.7	33.9	37.0
Change in Value of Alternative Energy Partnership Investments	(10.6)	(22.3)	0.3	(11.3)
Other Income	5.0	3.1	2.3	1.2
Total Specialty Property & Casualty Insurance	3,162.0	3,011.7	1,036.0	1,055.2
Preferred Property & Casualty Insurance:
Earned Premiums	454.8	489.1	149.3	163.7
Net Investment Income	36.2	51.5	11.8	16.1
Change in Value of Alternative Energy Partnership Investments	(5.0)	(12.5)	—	(6.4)
Total Preferred Property & Casualty Insurance	486.0	528.1	161.1	173.4
Life & Health Insurance:
Earned Premiums	479.7	489.3	158.2	164.1
Net Investment Income	163.9	151.9	52.6	48.4
Change in Value of Alternative Energy Partnership Investments	(5.6)	(12.1)	0.1	(6.1)
Other Income	(0.8)	0.3	—	0.1
Total Life & Health Insurance	637.2	629.4	210.9	206.5
Total Segment Revenues	4,285.2	4,169.2	1,408.0	1,435.1
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(79.9)	92.4	(11.2)	(0.6)
Net Realized Investment Gains (Losses)	0.4	43.1	(12.1)	10.1
Net Impairment Losses Recognized in Earnings	(22.1)	(7.8)	(8.3)	(0.6)
Other	16.5	18.2	1.2	11.4
Total Revenues	$4,200.1	$4,315.1	$1,377.6	$1,455.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Segment Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes, for the nine and three months ended September 30, 2022 and 2021 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$(150.4)	$(128.7)	$(39.2)	$(91.8)
Preferred Property & Casualty Insurance	(34.4)	(27.8)	(3.3)	(17.4)
Life & Health Insurance	35.8	6.5	13.8	(5.9)
Total Segment Operating Income (Loss)	(149.0)	(150.0)	(28.7)	(115.1)
Corporate and Other Operating Income (Loss) From:
Other	(32.2)	(40.8)	(16.6)	(15.5)
Corporate and Other Operating Income (Loss)	(32.2)	(40.8)	(16.6)	(15.5)
Adjusted Consolidated Operating Income (Loss)	(181.2)	(190.8)	(45.3)	(130.6)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(79.9)	92.4	(11.2)	(0.6)
Net Realized Investment Gains (Losses)	0.4	43.1	(12.1)	10.1
Impairment Losses	(22.1)	(7.8)	(8.3)	(0.6)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(27.3)	(34.8)	(12.7)	(8.1)
Loss from Early Extinguishment of Debt	(3.7)	—	—	—
Income (Loss) before Income Taxes	$(313.8)	$(97.9)	$(89.6)	$(129.8)
Segment Net Operating Income (Loss), including a reconciliation to Net Income (Loss), for the nine and three months ended September 30, 2022 and 2021 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(112.3)	$(70.9)	$(28.7)	$(59.3)
Preferred Property & Casualty Insurance	(25.0)	(5.1)	(2.1)	(6.4)
Life & Health Insurance	33.4	23.1	12.6	2.8
Total Segment Net Operating Income (Loss)	(103.9)	(52.9)	(18.2)	(62.9)
Corporate and Other Net Operating Income (Loss) From:
Other	(26.4)	(35.1)	(12.3)	(12.9)
Total Corporate and Other Net Operating Income (Loss)	(26.4)	(35.1)	(12.3)	(12.9)
Adjusted Consolidated Net Operating Income (Loss)	(130.3)	(88.0)	(30.5)	(75.8)
Net Income (Loss) From:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(63.1)	73.0	(8.8)	(0.5)
Net Realized Investment Gains (Losses)	0.3	34.0	(9.6)	7.9
Impairment Losses	(17.5)	(6.2)	(6.6)	(0.5)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(32.2)	(27.5)	(20.7)	(6.4)
Loss from Early Extinguishment of Debt	(2.9)	—	—	—
Net Income (Loss)	$(245.7)	$(14.7)	$(76.2)	$(75.3)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2022 and 2021 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,772.7	$1,982.5
Less Reinsurance Recoverables at Beginning of Year	41.9	50.1
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	2,730.8	1,932.4
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	211.1
Incurred Losses and LAE Related to:
Current Year	3,125.0	2,885.7
Prior Years	(22.5)	107.9
Total Incurred Losses and LAE	3,102.5	2,993.6
Paid Losses and LAE Related to:
Current Year	1,748.9	1,503.9
Prior Years	1,406.6	1,080.4
Total Paid Losses and LAE	3,155.5	2,584.3
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	2,677.8	2,552.8
Plus Reinsurance Recoverables at End of Period	42.5	43.4
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$2,720.3	$2,596.2
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
For the nine months ended September 30, 2022, the Company decreased its property and casualty insurance reserves by $22.5 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $31.6 million due primarily to the emergence of more favorable loss patterns than expected for liability and physical damage insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $7.5 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $1.9 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $6.1 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $5.8 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.
For the nine months ended September 30, 2021, the Company increased its property and casualty insurance reserves by $107.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $97.0 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $8.3 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Preferred personal automobile insurance loss and LAE reserves developed adversely by $4.9 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $4.3 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $2.0 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Property and Casualty Insurance Reserves (Continued)
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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the nine months ended September 30, 2022.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses (1)	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,418.7	$13.6
Provision for Expected Credit Losses		36.7
Write-offs of Uncollectible Receivables from Policyholders		(37.8)
Balance at End of Period	$1,349.1	$12.5
(1) Includes receivables classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2022 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$612.7	$1.3	$(87.2)	$—	$526.8
States and Political Subdivisions	1,810.0	8.9	(266.4)	(0.4)	1,552.1
Foreign Governments	4.8	—	(1.1)	—	3.7
Corporate Securities:
Bonds and Notes	3,913.9	10.5	(575.8)	(7.1)	3,341.5
Redeemable Preferred Stocks	9.0	—	(1.0)	—	8.0
Collateralized Loan Obligations	1,006.9	—	(54.3)	—	952.6
Other Mortgage- and Asset-backed	339.1	0.8	(45.5)	—	294.4
Investments in Fixed Maturities (1)	$7,696.4	$21.5	$(1,031.3)	$(7.5)	$6,679.1
(1) Includes securities classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
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
Other Receivables included $5.7 million and $0.6 million of unsettled sales of Investments in Fixed Maturities at September 30, 2022 and December 31, 2021, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $7.6 million and $12.7 million at September 30, 2022 and December 31, 2021, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2022 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$192.3	$188.5
Due after One Year to Five Years	937.6	893.3
Due after Five Years to Ten Years	1,339.7	1,156.2
Due after Ten Years	3,407.5	2,797.4
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,819.3	1,643.7
Investments in Fixed Maturities (1)	$7,696.4	$6,679.1
(1) Includes securities classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2022 consisted of securities issued by the Government National Mortgage Association with a fair value of $251.4 million, securities issued by the Federal National Mortgage Association with a fair value of $77.0 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $68.3 million, and securities issued by other non-governmental issuers with a fair value of $1,247.0 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2022 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$427.0	$(79.0)	$33.3	$(8.2)	$460.3	$(87.2)
States and Political Subdivisions	1,095.5	(221.7)	123.5	(44.7)	1,219.0	(266.4)
Foreign Governments	1.9	(0.1)	1.8	(1.0)	3.7	(1.1)
Corporate Securities:
Bonds and Notes	2,903.1	(507.2)	250.5	(68.6)	3,153.6	(575.8)
Redeemable Preferred Stocks	7.7	(1.0)	—	—	7.7	(1.0)
Collateralized Loan Obligations	689.2	(38.4)	261.4	(15.9)	950.6	(54.3)
Other Mortgage- and Asset-backed	228.3	(32.4)	61.2	(13.1)	289.5	(45.5)
Total Fixed Maturities (1)	$5,352.7	$(879.8)	$731.7	$(151.5)	$6,084.4	$(1,031.3)
(1) Includes securities classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
Investment-grade fixed maturity investments comprised $998.2 million and below-investment-grade fixed maturity investments comprised $33.1 million of the unrealized losses on investments in fixed maturities at September 30, 2022. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 11% of the amortized cost basis of the investment.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
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
At September 30, 2022 and December 31, 2021, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at September 30, 2022 and December 31, 2021. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for nine months ended September 30, 2022.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$—	$7.5	$7.5
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.4	5.2	5.6
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	—	5.1	5.1
Write-offs Charged Against Allowance	—	(10.7)	(10.7)
End of the Period	$0.4	$7.1	$7.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the nine months ended September 30, 2021.

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
Equity Securities at Fair Value
Investments in Equity Securities at Fair Value were $322.7 million and $830.6 million at September 30, 2022 and December 31, 2021, respectively. Net unrealized losses arising during the nine months ended September 30, 2022 and recognized in earnings, related to such investments still held as of September 30, 2022, were $24.4 million.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at September 30, 2022. There were $2.7 million of unsettled purchases of Investments in Equity Securities at Fair Value at December 31, 2021. There were no unsettled sales of Investments in Equity Securities at Fair Value at September 30, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss at September 30, 2022 is limited to the total carrying value of $226.0 million. In addition, the Company had outstanding commitments totaling approximately $83.7 million to fund Equity Method Limited Liability Investments at September 30, 2022. At September 30, 2022, 4.7% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 0.2% was reported with a one month lag and the remainder was reported with more than a one month lag.
There were $1.0 million unsettled purchases of Equity Method Limited Liability Investments at September 30, 2022. There were no unsettled purchases of Equity Method Limited Liability Investments at December 31, 2021. There were $27.8 million and $1.2 million unsettled sales of Equity Method Limited Liability Investments at September 30, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss at September 30, 2022 is limited to the total carrying value of $16.9 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of September 30, 2022.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
Company-Owned Life Insurance
The Company has purchased life insurance policies on certain key employees. Company-Owned Life Insurance (“COLI”) is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. The carrying values of the Company’s COLI investment at September 30, 2022 and December 31, 2021 was $578.6 million and $448.1 million, respectively.
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at September 30, 2022 and December 31, 2021 was $283.9 million and $286.2 million, respectively. The September 30, 2022 Loans to Policyholders at Unpaid Principal balance includes $0.7 million of Loans to Policyholders classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.

Other Investments
The carrying values of the Company’s Other Investments at September 30, 2022 and December 31, 2021 were:

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
Equity Securities at Modified Cost	$37.0	$32.3
Convertible Securities at Fair Value	42.6	46.4
Real Estate at Depreciated Cost	94.3	94.0
Mortgage Loans	98.7	96.8
Other	1.6	0.5
Total	$274.2	$270.0
Investments in Equity Securities at Modified Cost were $37.0 million and $32.3 million at September 30, 2022 and December 31, 2021, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statement of Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the nine months ended September 30, 2022. The Company did not recognize any impairment on Equity Securities at Modified Cost for nine months ended September 30, 2022 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $9.6 million of cumulative impairments on Equity Securities at Modified Cost held as of September 30, 2022.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2022 and 2021 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Investment Income:
Interest on Fixed Income Securities	$218.4	$207.1	$76.9	$68.4
Dividends on Equity Securities Excluding Alternative Investments	4.3	9.8	1.1	2.9
Alternative Investments:
Equity Method Limited Liability Investments	28.0	50.9	(0.6)	12.0
Limited Liability Investments Included in Equity Securities	34.9	29.3	8.8	9.5
Total Alternative Investments	62.9	80.2	8.2	21.5
Short-term Investments	1.4	0.6	1.1	0.2
Loans to Policyholders	16.3	16.3	5.5	5.4
Real Estate	7.6	7.1	3.1	2.3
Company-Owned Life Insurance	28.0	18.3	9.9	7.2
Other	5.1	4.8	1.7	1.9
Total Investment Income	344.0	344.2	107.5	109.8
Investment Expenses:
Real Estate	5.8	6.8	2.3	2.6
Other Investment Expenses	21.9	18.5	7.4	5.3
Total Investment Expenses	27.7	25.3	9.7	7.9
Net Investment Income	$316.3	$318.9	$97.8	$101.9
Gross gains and losses on sales of investments in fixed maturities for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Fixed Maturities:
Gains on Sales	$28.0	$42.7	$14.2	$10.3
Losses on Sales	(27.5)	(1.7)	(23.9)	(0.4)
Gains (Losses) on Hedging Activity	—	—	(0.3)	—

Note 8 - Derivatives

The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates. From time to time, the Company uses derivative financial instruments to reduce fluctuations of earnings related to interest rate exposure.

The Company entered into derivative agreements with maturity dates throughout 2022 and 2023. Derivative instruments are carried at fair value on the Condensed Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Condensed Consolidated Statements of Income (Loss) within Net Realized Investment Gains (Losses) along with the corresponding change in the designated hedge assets.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Derivatives (Continued)

Interest Rate Risk

The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates.

Interest Swap Lock

The Company has entered into interest swap lock agreements classified as cash flow hedges to manage exposure to changes in future purchase prices of fixed maturity securities attributable to changes in the benchmark (treasury) interest rate. The Company assesses the effectiveness of cash flow hedges using the hypothetical derivative method. Based on the results of the assessment, the hedge is determined to be highly effective.

Treasury Lock
During 2022 the Company entered into treasury lock agreements classified as fair value hedges to manage exposure to changes in the fair value of designated assets. These agreements matured in the third quarter of 2022. The results are shown in the Fair Value Hedges section below. The Company assesses the effectiveness of fair value hedges using the dollar-offset method. Based on the results of the assessment, the hedge is determined to be highly effective.

Primary Risks Managed by Derivatives

The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives:

		Sep 30, 2022			Dec 31, 2021
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Interest Swap Lock	Interest Rate Risk	5.0	—	0.3	—	—	—

Effects of Derivatives on the Interim Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

Cash Flow Hedges

The below table reflects the amounts of Gains (Losses) deferred into AOCI and subsequently reclassified into Net Income through Net Realized Investment Gains (Losses) for derivatives qualifying as cash flow hedges for the nine and three months ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Amount of Gains (Losses) Deferred in AOCI	$(0.3)	$—	$(0.3)	$—
Amount of Gains (Losses) Reclassified into Income	—	—	—	—
Net Comprehensive Gain (Loss) from Cash Flow Hedges	$(0.3)	$—	$(0.3)	$—

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Derivatives (Continued)

Fair Value Hedges

The below table reflects the effects of changes in the designated hedged asset’s impacts on AOCI and Net Realized Investment Gains (Losses) as well as the derivative instruments designated as fair value hedges impact on Net Realized Investment Gains (Losses) for the nine and three months ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Increase (Decrease) in Derivative Instruments Designated as Fair Value Hedges	$1.1	$—	$4.7	$—
Increase (Decrease) in Fair Value of Hedged Assets Reclassified from AOCI	(1.1)	—	(5.0)	—
Net Gain (Loss) from Hedging Activity	$—	$—	$(0.3)	$—

Note 9 - Fair Value Measurements
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Fair Value Measurements (Continued)
The valuation of assets and liabilities measured at fair value in Company’s Condensed Consolidated Balance Sheets at September 30, 2022 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$112.0	$414.8	$—	$—	$526.8
States and Political Subdivisions	—	1,552.1	—	—	1,552.1
Foreign Governments	—	3.7	—	—	3.7
Corporate Securities:
Bonds and Notes	—	3,122.8	218.7	—	3,341.5
Redeemable Preferred Stock	—	1.2	6.8	—	8.0
Collateralized Loan Obligations	—	952.6	—	—	952.6
Other Mortgage and Asset-backed	—	289.2	5.2	—	294.4
Total Investments in Fixed Maturities (1)	112.0	6,336.4	230.7	—	6,679.1
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	29.8	—	—	29.8
Other Industries	—	9.7	2.0	—	11.7
Common Stocks:
Finance, Insurance and Real Estate	0.9	—	—	—	0.9
Other Industries	0.2	0.4	0.5	—	1.1
Other Equity Interests:
Exchange Traded Funds	70.7	—	—	—	70.7
Limited Liability Companies and Limited Partnerships	—	—	—	208.5	208.5
Total Investments in Equity Securities at Fair Value	71.8	39.9	2.5	208.5	322.7
Convertible Securities at Fair Value	—	42.6	—	—	42.6
Total Assets	$183.8	$6,418.9	$233.2	$208.5	$7,044.4
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Designated as Cash Flow Hedges	$—	$0.3	$—	$—	$0.3
Total Liabilities	$—	$0.3	$—	$—	$0.3

(1) Includes securities classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
At September 30, 2022, the Company had unfunded commitments to invest an additional $92.5 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Fair Value Measurements (Continued)
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
(Unaudited)
Note 9 - Fair Value Measurements (Continued)

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at September 30, 2022.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$63.4	4.6%	-	12.9%	8.6%
Non-investment-grade:
Senior Debt	Market Yield	67.6	6.2	-	34.5	10.3
Junior Debt	Market Yield	48.0	9.1	-	27.9	17.7
Other	Various	51.7
Total Level 3 Fixed Maturity Investments		$230.7
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Fair Value Measurements (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2022 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$236.8	$6.1	$7.0	$1.5	$251.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(12.2)	—	—	—	(12.2)
Included in Other Comprehensive Income (Loss)	(12.2)	(1.3)	(1.8)	0.2	(15.1)
Purchases	115.1	2.0	—	2.7	119.8
Settlements	—	—	—	—	—
Sales	(126.0)	—	—	(1.9)	(127.9)
Transfers into Level 3	22.9	—	—	—	22.9
Transfers out of Level 3	(5.7)	—	—	—	(5.7)
Balance at End of Period	$218.7	$6.8	$5.2	$2.5	$233.2
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2022 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$177.1	$6.9	$5.6	$1.7	$191.3
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income (Loss)	(6.3)	—	—	—	(6.3)
Included in Other Comprehensive Income (Loss)	(2.8)	(0.1)	(0.4)	—	(3.3)
Purchases	93.5	—	—	2.7	96.2
Settlements	—	—	—	—	—
Sales	(60.4)	—	—	(1.9)	(62.3)
Transfers into Level 3	17.6	—	—	—	17.6
Transfers out of Level 3	—	—	—	—	—
Balance at End of Period	$218.7	$6.8	$5.2	$2.5	$233.2
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Fair Value Measurements (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2021 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$433.0	$6.2	$—	$10.0	$—	$449.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income (Loss)	0.9	—	—	—	0.3	1.2
Included in Other Comprehensive Income (Loss)	5.5	(0.1)	0.1	(0.5)	—	5.0
Purchases	46.9	—	17.7	16.2	1.7	82.5
Settlements	—	—	—	(0.1)	—	(0.1)
Sales	(94.4)	—	(10.0)	(0.2)	—	(104.6)
Transfers into Level 3	2.5	—	10.0	—	1.7	14.2
Transfers out of Level 3	(180.8)	—	(17.8)	(11.1)	(2.6)	(212.3)
Balance at End of Period	$213.6	$6.1	$—	$14.3	$1.1	$235.1
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Fair Value Measurements (Continued)
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	September 30, 2022		December 31, 2021
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders (1)	$283.9	$283.9	$286.2	$286.2
Short-term Investments (1)	357.6	357.6	284.1	284.1
Mortgage Loans	98.7	98.7	96.8	96.8
Company-Owned Life Insurance	578.6	578.6	$448.1	$448.1
Equity Securities at Modified Cost	37.0	37.0	32.3	32.3
Financial Liabilities:
Long-term Debt	$1,386.4	$1,204.1	$1,121.9	$1,152.1
Policyholder Obligations	602.6	602.6	401.9	401.9
(1) September 30, 2022 includes investments classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
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

Note 10 - Variable Interest Entities
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Variable Interest Entities (Continued)
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the nine and three months ended September 30, 2022 and 2021.

	Nine Months Ended		Three Months Ended
(Dollars in millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Fundings	$—	$80.0	$—	$31.5
Cash distribution from investment	1.5	0.2	0.6	0.2
Gain (loss) on investments in Alternative Energy Partnership	(21.2)	(46.9)	0.4	(23.8)
Income tax credits recognized	3.9	64.8	—	28.7
Tax benefit (expense) recognized from Alternative Energy Partnership	4.1	3.0	(0.1)	1.9
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of September 30, 2022 and December 31, 2021.

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Cash	$2.8	$21.5
Equipment, net of depreciation	265.8	310.5
Other assets	4.4	3.0
Total unconsolidated assets	272.9	335.0
Maximum loss exposure	16.9	39.6
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $16.9 million and $39.6 million, which is the carrying value of the investment at September 30, 2022 and December 31, 2021, respectively.
Note 11 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the nine months ended September 30, 2022 and 2021.

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of January 1, 2022	505.8	(3.7)	(52.1)	(1.9)	448.1
Other Comprehensive Income (Loss) Before Reclassifications	(1,281.0)	(1.0)	—	4.7	(1,277.3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $4.5, $—, $—, $— and $4.5	(17.2)	—	(0.2)	—	(17.4)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $345.0, $0.3, $0.1, $(1.2) and $344.2	(1,298.2)	(1.0)	(0.2)	4.7	(1,294.7)
Balance as of September 30, 2022	(792.4)	(4.7)	(52.3)	2.8	(846.6)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (Continued)

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

The tables below display the changes in Accumulated Other Comprehensive Income (Loss) by component for the three months ended September 30, 2022 and 2021.

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of June 30, 2022	(467.3)	(4.1)	(52.2)	2.8	(520.8)
Other Comprehensive Income (Loss) Before Reclassifications	(309.0)	(0.6)	—	—	(309.6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $4.3, $—, $—, $— and $4.3	(16.1)	—	(0.1)	—	(16.2)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $86.4, $0.2, $0.1, $— and $86.7	(325.1)	(0.6)	(0.1)	—	(325.8)
Balance as of September 30, 2022	(792.4)	(4.7)	(52.3)	2.8	(846.6)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (Continued)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Total
Balance as of June 30, 2021	594.0	(4.0)	(44.9)	(2.1)	543.0
Other Comprehensive Income (Loss) Before Reclassifications	(56.5)	0.4	—	—	(56.1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $2.0, $—,$0.1, $(0.1) and $2.0	(7.5)	—	(0.1)	0.1	(7.5)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $16.8, $(0.1), $0.1, $(0.1) and $16.7	(64.0)	0.4	(0.1)	0.1	(63.6)
Balance as of September 30, 2021	530.0	(3.6)	(45.0)	(2.0)	479.4
Amounts reclassified from Accumulated Other Comprehensive Income (Loss) shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Consolidated Statements of Income Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Investment Gains (Losses) and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gain (Loss) on Cash Flow Hedges	Interest and Other Expenses
Note 12 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of September 30, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the nine months ended September 30, 2022 Kemper did not repurchase any shares of its common stock. During the nine months ended September 30, 2021, Kemper repurchased and retired approximately 2,085,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and an average cost per share of $77.58.
During the three months ended September 30, 2022 Kemper did not repurchase any shares of its common stock. During the three months ended September 30, 2021, Kemper repurchased and retired approximately 40,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $3.0 million and an average cost per share of $74.79.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Employee Stock Purchase Plan
During the nine months ended September 30, 2022 and 2021, the Company issued 79,000 and 54,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $40.54 and $61.74 per share. Compensation costs charged against income were $0.6 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Shareholders’ Equity (Continued)
During the three months ended September 30, 2022 and 2021, the Company issued 31,000 and 22,000 shares under the ESPP, respectively, at a discounted price of $35.07 and $56.77 per share. Compensation costs charged against income were $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.
Note 13 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”) that covers approximately 3,100 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
The components of Pension (Benefit) Expense for the Pension Plan for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Interest Cost on Projected Benefit Obligation	$6.5	$5.3	$2.2	$1.8
Expected Return on Plan Assets	(5.6)	(7.0)	(1.9)	(2.3)
Amortization of Prior Service Cost	0.5	—	0.2	—
Amortization of Net Actuarial Loss	1.3	2.2	0.4	0.7
Total Pension (Benefit) Expense	$2.7	$0.5	$0.9	$0.2
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 330 retired and 490 active employees.
The components of OPEB benefits for the OPEB Plans for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Service Cost	$0.1	$0.2	$—	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	0.1	—	—
Amortization of Prior Service Credit	(1.0)	(1.0)	(0.3)	(0.3)
Amortization of Net Gain	(1.3)	(1.3)	(0.5)	(0.6)
Total OPEB (Benefit) Expense	$(2.1)	$(2.0)	$(0.8)	$(0.8)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Income.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Policyholder Obligations
Policyholder Obligations at September 30, 2022 and December 31, 2021 were as follows:

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
FHLB Funding Agreements	$602.6	$401.9
Universal Life-type Policyholder Account Balances	101.4	102.1
Total	$704.0	$504.0
Kemper’s subsidiary, United Insurance Company of America ("United Insurance") has entered into funding agreements with the Federal Home Loan Bank (“FHLB”) of Chicago in exchange for cash, which it uses for spread lending purposes. During the nine months ended September 30, 2022, United Insurance received advances of $319.1 million from the FHLB of Chicago and made repayments of $118.3 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at September 30, 2022 and December 31, 2021 is presented below.

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
Liability under Funding Agreements	$602.6	$401.9
Fair Value of Collateral Pledged	686.8	556.6
FHLB of Chicago Common Stock Owned at Cost	16.0	11.8
Note 15 - Debt
Amended and Extended Credit Agreement and Term Loan Facility
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either September 30, 2022 or December 31, 2021.
The Company incurred $2.2 million debt issuance costs in relation to the amended agreement. As of September 30, 2022 there were $2.3 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.

Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Debt (Continued)
Total amortized cost of Long-term Debt outstanding at September 30, 2022 and December 31, 2021 was:

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.3	449.0
2.400% Senior Notes due September 30, 2030	396.5	396.2
3.800% Senior Notes due February 23, 2032	395.3	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.3	—
Total Long-term Debt Outstanding	$1,386.4	$1,121.9
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
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income (Loss). Beginning with the issuance of the 2032 Senior Notes described in the preceding

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Debt (Continued)
paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.4 million for the nine months ended September 30, 2022. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended September 30, 2023 as interest expense on the debt is recognized.
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

Short-term Debt

Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”), American Access Casualty Company, and Alliance are members of the FHLBs of Chicago, Dallas, Chicago, and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at September 30, 2022 or December 31, 2021. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 14, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $41.0 million and $14.3 million for the nine and three months ended September 30, 2022. Interest paid, including facility fees, was $49.4 million and $25.0 million for the nine and three months ended September 30, 2022. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $33.0 million and $10.7 million for the nine and three months ended September 30, 2021. Interest paid, including facility fees, was $43.7 million and $21.6 million for the nine and three months ended September 30, 2021.
Note 16 - Leases
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16 - Leases (Continued)
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
Operating Lease Right-of-Use Assets	$59.3	$64.4
Operating Lease Liabilities	77.8	84.8
Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statement of Income. Additional information regarding the Company’s lease cost is presented below.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$—	$0.2	$—	$0.1
Operating Lease Cost	17.2	16.8	5.8	5.8
Variable Lease Cost	0.2	0.1	0.1	—
Short-Term Lease Cost (1)	3.2	2.4	1.0	0.8
Total Lease Expense	$20.6	$19.5	$6.9	6.7
Less: Sub-Lease Income	0.1	0.2	—	0.2
Total Lease Cost	$20.5	$19.3	$6.9	$6.5
(1) - Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021
Operating Cash Flows from Operating Lease (Fixed Payments)	$19.1	$17.5
Operating Cash Flows from Operating Lease (Liability Reduction)	17.1	15.6
Financing Cash Flows from Finance Leases	—	0.2
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	10.1	19.4
Significant judgments and assumptions for determining lease asset and liability at September 30, 2022 and 2021 are presented below.

	Nine Months Ended
	Sep 30, 2022	Sep 30, 2021
Weighted-average Remaining Lease Term - Finance Leases	0.3 years	1.3 years
Weighted-average Remaining Lease Term - Operating Leases	5.6 years	6.5 years
Weighted-average Discount Rate - Finance Leases	0.6%	0.6%
Weighted-average Discount Rate - Operating Leases	3.4%	3.3%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16 - Leases (Continued)
Future minimum lease payments under operating leases at September 30, 2022 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
Remainder of 2022	$6.4
2023	23.9
2024	17.8
2025	12.2
2026	5.8
2027 and Thereafter	21.1
Total Future Payments	$87.2
Less Imputed Interest	9.4
Present Value of Minimum Lease Payments	$77.8
Note 17 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to December 31, 2023. Tax years 2018, 2019 and 2020 are subject to a statute of three years from the extended due dates of October 15, 2019, 2020, and 2021, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.

There were no unrecognized tax benefits at September 30, 2022 or December 31, 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Income tax refunds received, net of income taxes paid, were $0.4 million for the nine months ended September 30, 2022. Income taxes paid, net of refunds received, were $38.0 million for the nine months ended September 30, 2021.

Note 18 - Contingencies
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
Net Loss was $245.7 million ($(3.85) per unrestricted common share) for the nine months ended September 30, 2022, compared to $14.7 million ($(0.23) per unrestricted common share) for the same period in 2021.
Net Loss was $76.2 million ($(1.19) per unrestricted common share) for the three months ended September 30, 2022, compared to $75.3 million ($(1.18) per unrestricted common share) for the same period in 2021.
A reconciliation of Net Income (Loss) to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the nine and three months ended September 30, 2022 and 2021 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2022	Sep 30, 2021	Increase (Decrease)	Sep 30, 2022	Sep 30, 2021	Increase (Decrease)
Net Income (Loss)	(245.7)	(14.7)	(231.0)	(76.2)	(75.3)	(0.9)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(63.1)	73.0	(136.1)	(8.8)	(0.5)	(8.3)
Net Realized Investment Gains (Losses)	0.3	34.0	(33.7)	(9.6)	7.9	(17.5)
Impairment Losses	(17.5)	(6.2)	(11.3)	(6.6)	(0.5)	(6.1)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(32.2)	(27.5)	(4.7)	(20.7)	(6.4)	(14.3)
Loss from Early Extinguishment of Debt	(2.9)	—	(2.9)	—	—	—
Adjusted Consolidated Net Operating Income (Loss)	$(130.3)	$(88.0)	$(42.3)	$(30.5)	$(75.8)	$45.3

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(112.3)	$(70.9)	$(41.4)	$(28.7)	$(59.3)	$30.6
Preferred Property & Casualty Insurance	(25.0)	(5.1)	(19.9)	(2.1)	(6.4)	4.3
Life & Health Insurance	33.4	23.1	10.3	12.6	2.8	9.8
Total Segment Net Operating Income (Loss)	(103.9)	(52.9)	(51.0)	(18.2)	(62.9)	44.7
Corporate and Other Net Operating Income (Loss) From:
Other	(26.4)	(35.1)	8.7	(12.3)	(12.9)	0.6
Corporate and Other Net Operating Income (Loss)	(26.4)	(35.1)	8.7	(12.3)	(12.9)	0.6
Adjusted Consolidated Net Operating Income (Loss)	$(130.3)	$(88.0)	$(42.3)	$(30.5)	$(75.8)	$45.3
Net Income (Loss)
Net Loss increased by $231.0 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower Adjusted Consolidated Net Operating Income (Loss) and loss from Change in Fair Value of Equity and Convertible securities. Adjusted Consolidated Net Operating Loss increased by $42.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to higher Specialty Property & Casualty Segment Insurance Net Operating Loss and Preferred Property & Casualty Segment Insurance Net Operating Loss, partially offset by higher Life & Health Insurance Segment Net Operating Income and lower Corporate and Other Net Operating Loss.
See MD&A, “Specialty Property & Casualty Insurance,” “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Income increased due primarily to decreased general expenses. The Company’s investment results deteriorated for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to a $136.1 million after-tax decrease in income from the change in fair value of equity and convertible securities, a $33.7 million after-tax decrease in net realized investment gains, and a $11.3 million after-tax increase in impairment losses. See MD&A, “Investment Results,” for additional discussion.

Summary of Results (Continued)
Net Loss increased by $0.9 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to increases in Net Realized Investment Losses, Impairment Losses and Loss from Change in Fair Value of Equity and Convertible securities, partially offset by a lower Adjusted Consolidated Net Operating Loss. Adjusted Consolidated Net Operating Loss decreased by $45.3 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Loss, higher Life & Health Insurance Segment Net Operating Income, and lower Preferred Property & Casualty Segment Insurance Net Operating Loss.
Revenues
Earned Premiums were $3,999.3 million for the nine months ended September 30, 2022, compared to $3,894.6 million for the same period in 2021, an increase of $104.7 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $148.6 million for the nine months ended September 30, 2022, compared to the same period in 2021. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $34.3 million for the nine months ended September 30, 2022, compared to the same period in 2021. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance,” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,307.0 million for the three months ended September 30, 2022, compared to $1,356.1 million for the same period in 2021, a decrease of $49.1 million. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $28.8 million for the three months ended September 30, 2022, compared to the same period in 2021. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $14.4 million for the three months ended September 30, 2022, compared to the same period in 2021. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance,” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $2.6 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower valuations on Equity Method Limited Liability Investments, lower rate on Fixed Income Securities, and lower balances in Equity Securities, partially offset by higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities.
Net Investment Income decreased by $4.1 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower valuations on Equity Method Limited Liability Investments, partially offset by higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance.
Loss from the Change in Value of Alternative Energy Partnership Investments was $21.2 million for the nine months ended September 30, 2022 compared to $46.9 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $8.0 million and $67.9 million for the nine months ended September 30, 2022 and 2021 respectively. This resulted in net loss of $13.2 million and net income of $21.0 million attributable to Alternative Energy Partnership Investments for the nine months ended September 30, 2022 and 2021, respectively.
Income from the Change in Value of Alternative Energy Partnership Investments was $0.4 million for the three months ended September 30, 2022, compared to a loss of $23.8 million for the same period 2021. Tax expense related to the Alternative Energy Partnership Investments was $0.1 million for the three months ended September 30, 2022, compared to tax benefits of $30.6 million for the same period in 2021. This resulted in a net income of $0.3 million and $6.8 million attributable to Alternative Energy Partnership Investments for the three months ended September 30, 2022 and 2021, respectively.
Other Income was $7.3 million for the nine months ended September 30, 2022, compared to $20.8 million for the same period in 2021.
Other Income was $4.0 million for the three months ended September 30, 2022, compared to $12.3 million for the same period in 2021.
Net Realized Investment Gains were $0.4 million for the nine months ended September 30, 2022, compared to $43.1 million for the same period in 2021. Net Realized Investment Gains were $12.1 million for the three months ended September 30, 2022, compared to $10.1 million for the same period in 2021.
Impairment Losses were $22.1 million for the nine months ended September 30, 2022, compared to $7.8 million for the same period in 2021. Impairment Losses were $8.3 million for the three months ended September 30, 2022, compared to $0.6 million for the same period in 2021.

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
Adjusted Consolidated Net Operating Income (Loss)
Adjusted Consolidated Net Operating Income (Loss) is an after-tax, non-GAAP financial measure and is computed by excluding from Net Income (Loss) the after-tax impact of:
(i) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment Gains (Losses);
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income (Loss). There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the nine months ended September 30, 2022 or 2021.
The Company believes that Adjusted Consolidated Net Operating Income (Loss) provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Investment Gains (Losses) and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension, and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as

Non-GAAP Financial Measures (Continued)
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

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Premiums Written	$3,012.1	$3,078.3	$968.5	$1,024.3
Earned Premiums	$3,064.8	$2,916.2	$999.5	$1,028.3
Net Investment Income	102.8	114.7	33.9	37.0
Change in Value of Alternative Energy Partnership Investments	(10.6)	(22.3)	0.3	(11.3)
Other Income	5.0	3.1	2.3	1.2
Total Revenues	3,162.0	3,011.7	1,036.0	1,055.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,709.9	2,451.8	868.0	924.4
Catastrophe Losses and LAE	23.1	13.2	14.8	3.4
Prior Years:
Non-catastrophe Losses and LAE	(24.8)	105.0	(6.6)	25.1
Catastrophe Losses and LAE	0.7	0.3	0.2	(0.1)
Total Incurred Losses and LAE	2,708.9	2,570.3	876.4	952.8
Insurance Expenses	603.5	570.1	198.8	194.2
Other Expenses	—	—	—	—
Operating Income (Loss)	(150.4)	(128.7)	(39.2)	(91.8)
Income Tax Benefit (Expense)	38.1	57.8	10.5	32.5
Segment Net Operating Income (Loss)	$(112.3)	$(70.9)	$(28.7)	$(59.3)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	88.4%	84.0%	86.9%	90.0%
Current Year Catastrophe Losses and LAE Ratio	0.8	0.5	1.5	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(0.8)	3.6	(0.7)	2.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	88.4	88.1	87.7	92.7
Insurance Expense Ratio	19.7	19.5	19.9	18.9
Combined Ratio	108.1%	107.6%	107.6%	111.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	88.4%	84.0%	86.9%	90.0%
Insurance Expense Ratio	19.7	19.5	19.9	18.9
Underlying Combined Ratio	108.1%	103.5%	106.8%	108.9%
Non-GAAP Measure Reconciliation
Combined Ratio	108.1%	107.6%	107.6%	111.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.8	0.5	1.5	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(0.8)	3.6	(0.7)	2.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	108.1%	103.5%	106.8%	108.9%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
Insurance Reserves:
Personal Automobile	$1,857.0	$1,985.8
Commercial Automobile	417.8	333.9
Insurance Reserves	$2,274.8	$2,319.7
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,110.7	$1,157.9
Incurred But Not Reported	968.2	953.0
Total Loss and LAE Reserves	2,078.9	2,110.9
Unallocated LAE Reserves	195.9	208.8
Insurance Reserves	$2,274.8	$2,319.7
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
Overall
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $112.3 million for the nine months ended September 30, 2022, compared to Segment Net Operating Loss of $70.9 million for the same period in 2021. Segment Net Operating Loss increased by $41.4 million due primarily to an increase in underlying losses and LAE as a percentage of earned premiums related to higher severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $148.6 million for the nine months ended September 30, 2022, compared to the same period in 2021, driven by the acquisition of AAC and higher average earned premium per exposure resulting from rate increases associated with higher loss trends. Policies-in-force were lower in Private Passenger Auto as a result of ongoing profit improvement actions.
Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $11.9 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments and lower levels of Equity Securities, partially offset by higher yields and levels of Company-Owned Life Insurance and investments in fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $10.6 million for the nine months ended September 30, 2022, compared to $22.3 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $4.0 million and $32.2 million for the nine months ended September 30, 2022 and 2021. This resulted in net loss of $6.6 million and net income of $9.9 million attributable to Alternative Energy Partnership Investments for the nine months ended September 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 88.4% for the nine months ended September 30, 2022, a deterioration of 4.4 percentage points, compared to the same period in 2021, due primarily to higher severity trends. Severity trends increased due to rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $24.1 million for the nine months ended September 30, 2022, compared to adverse reserve development of $105.3 million for the same period in 2021.

Specialty Property & Casualty Insurance (Continued)
Catastrophe losses and LAE (excluding reserve development) were $23.1 million in 2022, compared to $13.2 million for the same period in 2021, a deterioration of $9.9 million. Insurance Expenses were $603.5 million, or 19.7% of earned premiums, for the nine months ended September 30, 2022, a deterioration of 0.2 percentage point compared to the same period in 2021.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $28.7 million for the three months ended September 30, 2022, compared to a Segment Net Operating Loss of $59.3 million for the same period in 2021. Segment Net Operating Loss decreased by $30.6 million due primarily to a decrease in underlying losses and LAE as a percentage of earned premiums and favorable prior year loss and LAE reserve development as a percentage of earned premiums compared to adverse prior year loss and LAE reserve development for the same period in 2021.

Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $28.8 million for the three months ended September 30, 2022, compared to the same period in 2021, driven by lower policies-in-force as a result of ongoing profit improvement actions, offset by higher average earned premium per exposure resulting from rate increases associated with higher loss trends.

Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $3.1 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments, partially offset by higher levels of investments in fixed income securities.
Gain related to Change in Value of Alternative Energy Partnership Investments was $0.3 million for the three months ended September 30, 2022, compared to a loss of $11.3 million for the same period in 2021. Tax expense related to the Alternative Energy Partnership Investments was $0.1 million and tax benefit related to the Alternative Energy Partnership Investment was $14.4 million for the three months ended September 30, 2022 and 2021, respectively. This resulted in net income of $0.2 million and $3.1 million attributable to Alternative Energy Partnership Investments for the three months ended September 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 86.9% for the three months ended September 30, 2022, an improvement of 3.1 percentage points, compared to the same period in 2021, due primarily to lower frequency trends offset by higher claim severity trends. Frequency trends improved as a result of positive responses to targeted underwriting actions focused on improving profitability. Severity trends increased due to rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $6.4 million for the three months ended September 30, 2022, compared to adverse development of $25.0 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $14.8 million for the three months ended September 30, 2022, compared to $3.4 million for the same period in 2021, a deterioration of $11.4 million. Insurance Expenses were $198.8 million, or 19.9% of earned premiums, for the three months ended September 30, 2022, a deterioration of 1.0 percentage points compared to the same period in 2021.

The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Premiums Written	$2,542.3	$2,728.5	$805.2	$902.7
Earned Premiums	$2,666.3	$2,615.6	$858.8	$920.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$2,414.1	$2,235.4	$757.8	$843.9
Catastrophe Losses and LAE	20.9	12.1	13.1	3.1
Prior Years:
Non-catastrophe Losses and LAE	(32.2)	96.7	(6.7)	25.1
Catastrophe Losses and LAE	0.6	0.3	0.1	(0.1)
Total Incurred Losses and LAE	$2,403.4	$2,344.5	$764.3	$872.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	90.5%	85.4%	88.3%	91.7%
Current Year Catastrophe Losses and LAE Ratio	0.8	0.5	1.5	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(1.2)	3.7	(0.8)	2.7
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	90.1%	89.6%	89.0%	94.7%
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from personal automobile insurance increased by $50.7 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to the acquisition of AAC and higher average earned premium per exposure resulting from rate increases associated with higher loss costs, partially offset by a decrease in new business driven by targeted underwriting actions focused on improving profitability. Incurred losses and LAE were $2,403.4 million, or 90.1% of earned premiums for the nine months ended September 30, 2022, compared to $2,344.5 million, or 89.6% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premium, partially offset by a favorable change in prior year loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 90.5% for the nine months ended September 30, 2022, compared to 85.4% for the same period in 2021, a deterioration of 5.1 points due to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Favorable loss and LAE reserve development was $31.6 million for the nine months ended September 30, 2022, compared to adverse development of $97.0 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $20.9 million for the nine months ended September 30, 2022, compared to $12.1 million for the same period in 2021, due primarily to losses arising from Hurricane Ian.
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from personal automobile insurance decreased by $61.8 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to decreases in new business driven by targeted underwriting actions focused on improving profitability. Incurred losses and LAE were $764.3 million, or 89.0% of earned premiums for the three months ended September 30, 2022, compared to $872.0 million, or 94.7% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to a decrease in underlying losses and LAE as a percentage of earned premiums and favorable loss and LAE reserve development as a percentage of earned premium, compared to adverse loss and LAE reserve development as a percentage of earned premium in the same period of 2021. Underlying losses and LAE as a percentage of related earned premiums were 88.3% for the three months ended September 30, 2022, compared to 91.7% for the same period in 2021, an improvement of 3.4 points due to lower frequency trends offset by higher claim severity trends. Frequency trends improved as a result of positive responses to targeted underwriting actions focused on improving profitability.

Specialty Property & Casualty Insurance (Continued)

Severity trends increased due to rising inflation and supply chain constraints. Favorable loss and LAE reserve development was $6.6 million for the three months ended September 30, 2022, compared to adverse reserve development of $25.0 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $13.1 million for the three months ended September 30, 2022, compared to $3.1 million for the same period in 2021, due primarily to losses arising from Hurricane Ian.

Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Premiums Written	$469.8	$349.8	$163.3	$121.6
Earned Premiums	$398.5	$300.6	$140.7	$107.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$295.8	$216.4	$110.2	$80.5
Catastrophe Losses and LAE	2.2	1.1	1.7	0.3
Prior Years:
Non-catastrophe Losses and LAE	7.4	8.3	0.1	—
Catastrophe Losses and LAE	0.1	—	0.1	—
Total Incurred Losses and LAE	$305.5	$225.8	$112.1	$80.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.2%	71.9%	78.3%	74.7%
Current Year Catastrophe Losses and LAE Ratio	0.6	0.4	1.2	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	1.9	2.8	0.1	—
Prior Years Catastrophe Losses and LAE Ratio	—	—	0.1	—
Total Incurred Loss and LAE Ratio	76.7%	75.1%	79.7%	75.0%
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from commercial automobile insurance increased by $97.9 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $305.5 million, or 76.7% of earned premiums in 2022, compared to $225.8 million, or 75.1% of earned premiums in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to an increase in underlying losses and LAE as a percentage of earned premiums and lower development on prior year claims. Underlying losses and LAE as a percentage of earned premiums were 74.2% in 2022, compared to 71.9% in 2021, a deterioration of 2.3 percentage points due primarily to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $7.5 million in 2022, compared to $8.3 million in 2021.
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from commercial automobile insurance increased by $33.0 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $112.1 million, or 79.7% of earned premiums in 2022, compared to $80.8 million, or 75.0% of earned premiums in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to an increase in underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 78.3% in 2022, compared to 74.7% in 2021, a deterioration of 3.6 percentage points due primarily to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $0.2 million in 2022, compared to $0.0 million in 2021.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Premiums Written	$412.0	$488.8	$133.3	$164.8
Earned Premiums	$454.8	$489.1	$149.3	$163.7
Net Investment Income	36.2	51.5	11.8	16.1
Changes in Value of Alternative Energy Partnership Investments	(5.0)	(12.5)	—	(6.4)
Other Income	—	—	—	—
Total Revenues	486.0	528.1	161.1	173.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	333.4	328.0	110.7	115.6
Catastrophe Losses and LAE	45.7	71.6	10.8	23.4
Prior Years:
Non-catastrophe Losses and LAE	3.6	5.1	(0.3)	—
Catastrophe Losses and LAE	(4.7)	(3.6)	(0.7)	0.1
Total Incurred Losses and LAE	378.0	401.1	120.5	139.1
Insurance Expenses	142.4	154.8	43.9	51.7
Operating Income (Loss)	(34.4)	(27.8)	(3.3)	(17.4)
Income Tax Benefit (Expense)	9.4	22.7	1.2	11.0
Segment Net Operating Income (Loss)	$(25.0)	$(5.1)	$(2.1)	$(6.4)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.3%	67.1%	74.2%	70.6%
Current Year Catastrophe Losses and LAE Ratio	10.0	14.6	7.2	14.3
Prior Years Non-catastrophe Losses and LAE Ratio	0.8	1.0	(0.2)	—
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(0.7)	(0.5)	0.1
Total Incurred Loss and LAE Ratio	83.1	82.0	80.7	85.0
Insurance Expense Ratio	31.3	31.6	29.4	31.6
Combined Ratio	114.4%	113.6%	110.1%	116.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	73.3%	67.1%	74.2%	70.6%
Insurance Expense Ratio	31.3	31.6	29.4	31.6
Underlying Combined Ratio	104.6%	98.7%	103.6%	102.2%
Non-GAAP Measure Reconciliation
Combined Ratio	114.4%	113.6%	110.1%	116.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	10.0	14.6	7.2	14.3
Prior Years Non-catastrophe Losses and LAE Ratio	0.8	1.0	(0.2)	—
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(0.7)	(0.5)	0.1
Underlying Combined Ratio	104.6%	98.7%	103.6%	102.2%

Preferred Property & Casualty Insurance (Continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2022		Sep 30, 2021
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	49	$45.7	45	$36.5
$5 - $10	—	—	3	20.4
$10 - $15	—	—	1	14.7
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	49	$45.7	49	$71.6
Insurance Reserves

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
Insurance Reserves:
Personal Automobile	$303.6	$308.6
Homeowners	93.7	95.4
Other	29.7	29.2
Insurance Reserves	$427.0	$433.2
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$259.6	$272.5
Incurred But Not Reported	138.1	131.9
Total Loss and LAE Reserves	397.7	404.4
Unallocated LAE Reserves	29.3	28.8
Insurance Reserves	$427.0	$433.2
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
Overall
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $25.0 million for the nine months ended September 30, 2022, compared to a Segment Net Operating Loss of $5.1 million for the same period in 2021. Segment Net Operating Loss increased by $19.9 million due primarily to higher underlying losses and LAE as a percentage of earned premiums, partially offset by lower catastrophe losses and LAE and Net Investment Income.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $34.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.

Preferred Property & Casualty Insurance (Continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $15.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments and lower levels of Equity Securities.

Loss related to Changes in Value of Alternative Energy Partnership Investments was $5.0 million for the nine months ended September 30, 2022, compared to $12.5 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $1.9 million and $18.1 million for the nine months ended September 30, 2022 and 2021, respectively. This resulted in a net loss of $3.1 million and net income of $5.6 million attributable to Alternative Energy Partnership Investments for the nine months ended September 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 73.3% and 67.1% for the nine months ended September 30, 2022 and 2021, respectively. Underlying losses and LAE as a percentage of earned premiums increased primarily due to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Catastrophe losses and LAE (excluding reserve development) were $45.7 million in 2022, compared to $71.6 million in 2021, a decrease of $25.9 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2022 compared to 2021. There were zero catastrophic events above $5 million in 2022, compared to four catastrophic events above $5 million in 2021. Favorable loss and LAE reserve development (including catastrophe reserve development) was $1.1 million in 2022, compared to adverse development of $1.5 million in 2021.
Insurance expenses were $142.4 million, or 31.3% of earned premiums in 2022, an improvement of 0.3% percentage points compared to 2021.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income, and dividends received deductions.
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $2.1 million for the three months ended September 30, 2022, compared to a Segment Net Operating Loss of $6.4 million for the same period in 2021. Segment Net Operating Loss decreased by $4.3 million due primarily to lower Catastrophe Losses and LAE as a percentage of earned premiums, partially offset by higher underlying losses and LAE as a percentage of earned premiums and lower Net Investment Income compared to the same period in 2021.
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $14.4 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $4.3 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower returns from Alternative Investments.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $0.0 million for the three months ended September 30, 2022, compared to $6.4 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $0.0 million and $8.2 million for the three months ended September 30, 2022, and 2021, respectively. This resulted in a net income of $0.0 million and $1.8 million attributable to Alternative Energy Partnership Investments for the three months ended September 30, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 74.2% and 70.6% for the three months ended September 30, 2022 and 2021, respectively. Underlying losses and LAE as a percentage of earned premiums increased primarily due to severity trends caused by ongoing supply chain issues and rising inflation. Catastrophe losses and LAE (excluding reserve development) were $10.8 million in 2022, compared to $23.4 million in 2021, a decrease of $12.6 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a decrease in severity of catastrophic events in 2022, compared to 2021. There were zero catastrophic events above $5 million in 2022, compared to one catastrophic events above $5 million in 2021. Favorable loss and LAE reserve development (including catastrophe reserve development) was $1.0 million in 2022, compared to adverse loss and LAE reserve development (including catastrophe reserve development) of $0.1 million in 2021.

Preferred Property & Casualty Insurance (Continued)
Insurance expenses were $43.9 million, or 29.4% of earned premiums in 2022, an improvement of 2.2% percentage points compared to 2021.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income, and dividends received deductions.
Preferred Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Premiums Written	$242.1	$304.7	$73.3	$99.9
Earned Premiums	$279.5	$309.1	$89.5	$102.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$235.0	$234.2	$76.7	$84.8
Catastrophe Losses and LAE	3.2	6.1	1.1	2.7
Prior Years:
Non-catastrophe Losses and LAE	1.7	4.9	0.2	0.1
Catastrophe Losses and LAE	0.2	—	0.1	0.1
Total Incurred Losses and LAE	$240.1	$245.2	$78.1	$87.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.1%	75.7%	85.8%	82.7%
Current Year Catastrophe Losses and LAE Ratio	1.1	2.0	1.2	2.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	1.6	0.2	0.1
Prior Years Catastrophe Losses and LAE Ratio	0.1	—	0.1	0.1
Total Incurred Loss and LAE Ratio	85.9%	79.3%	87.3%	85.5%
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums on personal automobile insurance decreased by $29.6 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $240.1 million, or 85.9% of earned premiums, for the nine months ended September 30, 2022, compared to $245.2 million, or 79.3% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of prior year loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 84.1% for the nine months ended September 30, 2022, compared to 75.7% for the same period in 2021, a deterioration of 8.4 percentage points primarily due to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $1.9 million for the nine months ended September 30, 2022, compared to $4.9 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $3.2 million for the nine months ended September 30, 2022, compared to $6.1 million in for the same period in 2021.
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums on preferred personal automobile insurance decreased by $13.1 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $78.1 million, or 87.3% of earned premiums, for the three months ended September 30, 2022, compared to $87.7 million, or 85.5% of earned premiums, for the same period in 2021. Incurred losses and

Preferred Property & Casualty Insurance (Continued)
LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio offset by lower incurred catastrophe losses (excluding loss reserve development). Underlying losses and LAE as a percentage of earned premiums were 85.8% for the three months ended September 30, 2022, compared to 82.7% for the same period in 2021, a deterioration of 3.1 percentage points primarily due to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $0.3 million for the three months ended September 30, 2022, compared to $0.2 million for the same period in 2021. Catastrophe losses and LAE (excluding reserve development) were $1.1 million for the three months ended September 30, 2022, compared to $2.7 million for the same period in 2021.

Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Premiums Written	$147.5	$158.5	$52.8	$56.1
Earned Premiums	$150.9	$154.6	$51.9	$52.5

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$84.9	$81.3	$28.8	$26.6
Catastrophe Losses and LAE	41.5	64.2	9.4	20.4
Prior Years:
Non-catastrophe Losses and LAE	(1.7)	(2.5)	—	(0.2)
Catastrophe Losses and LAE	(4.4)	(1.8)	(0.8)	0.1
Total Incurred Losses and LAE	$120.3	$141.2	$37.4	$46.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	56.2%	52.6%	55.5%	50.6%
Current Year Catastrophe Losses and LAE Ratio	27.5	41.5	18.1	38.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.1)	(1.6)	—	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(2.9)	(1.2)	(1.5)	0.2
Total Incurred Loss and LAE Ratio	79.7%	91.3%	72.1%	89.3%
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums in homeowners insurance decreased by $3.7 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $120.3 million, or 79.7% of earned premiums, for the nine months ended September 30, 2022, compared to $141.2 million, or 91.3% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss reserve development) and increased favorable prior year development, partially offset by higher underlying losses and LAE. Underlying losses and LAE as a percentage of earned premiums were 56.2% for the nine months ended September 30, 2022, compared to 52.6% for the same period in 2021, a deterioration of 3.6 percentage points. Catastrophe losses and LAE (excluding reserve development) were $41.5 million for the nine months ended September 30, 2022, including Hurricane Ian, compared to $64.2 million for the same period in 2021. There were zero catastrophic events above $5 million for the nine months ended September 30, 2022, compared to four catastrophic events above $5 million for the same period in 2021. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $6.1 million for the nine months ended September 30, 2022, compared to $4.3 million for the same period in 2021.

Preferred Property & Casualty Insurance (Continued)
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums in homeowners insurance decreased by $0.6 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume as a result of ongoing profit improvement actions.
Incurred losses and LAE were $37.4 million, or 72.1% of earned premiums, for the three months ended September 30, 2022, compared to $46.9 million, or 89.3% of earned premiums, for the same period in 2021. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower incurred catastrophe losses (excluding loss reserve development). Underlying losses and LAE as a percentage of earned premiums were 55.5% for the three months ended September 30, 2022, compared to 50.6% for the same period in 2021, an increase of 4.9 percentage points. Catastrophe losses and LAE (excluding reserve development) were $9.4 million for the three months ended September 30, 2022, including Hurricane Ian, compared to $20.4 million for the same period in 2021. There were zero catastrophic events above $5 million for the three months ended September 30, 2022, compared to one catastrophic event above $5 million for the same period in 2021. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $0.8 million for the three months ended September 30, 2022, compared to $0.1 million for the same period in 2021.
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners, and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net Premiums Written	$22.4	$25.6	$7.2	$8.8
Earned Premiums	$24.4	$25.4	$7.9	$8.6

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$13.5	$12.5	$5.2	$4.2
Catastrophe Losses and LAE	1.0	1.3	0.3	0.3
Prior Years:
Non-catastrophe Losses and LAE	3.6	2.7	(0.5)	0.1
Catastrophe Losses and LAE	(0.5)	(1.8)	—	(0.1)
Total Incurred Losses and LAE	$17.6	$14.7	$5.0	$4.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	55.2%	49.3%	65.8%	48.8%
Current Year Catastrophe Losses and LAE Ratio	4.1	5.1	3.8	3.5
Prior Years Non-catastrophe Losses and LAE Ratio	14.8	10.6	(6.3)	1.2
Prior Years Catastrophe Losses and LAE Ratio	(2.0)	(7.1)	—	(1.2)
Total Incurred Loss and LAE Ratio	72.1%	57.9%	63.3%	52.3%
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums in other personal insurance decreased by $1.0 million for the nine months ended September 30, 2022, compared to the same period in 2021. Incurred losses and LAE was $17.6 million, or 72.1% of earned premiums for the nine months ended September 30, 2022, compared to $14.7 million, or 57.9% of earned premiums, for the same period in 2021. Underlying losses and LAE as a percentage of earned premiums were 55.2% for the nine months ended September 30, 2022, compared to 49.3% for the same period in 2021, a deterioration of 5.9 percentage points. Catastrophe losses and LAE (excluding loss reserve development) was $1.0 million for the nine months ended September 30, 2022, compared to $1.3 million for the same period in 2021. Adverse loss and LAE reserve development (including catastrophe losses development) for the nine months ended September 30, 2022 was $3.1 million, compared to $0.9 million for the same period in 2021.

Preferred Property & Casualty Insurance (Continued)
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums in other personal insurance decreased by $0.7 million for the three months ended September 30, 2022, compared to the same period in 2021. Incurred losses and LAE were $5.0 million, or 63.3% of earned premiums, for the three months ended September 30, 2022, compared to $4.5 million, or 52.3% of earned premiums, for the same period in 2021. Underlying losses and LAE as a percentage of earned premiums were 65.8% for the three months ended September 30, 2022, compared to 48.8% for the same period in 2021, a deterioration of 17.0 percentage points. Catastrophe losses and LAE (excluding loss reserve development) was $0.3 million for the three months ended September 30, 2022, compared to $0.3 million for the same period in 2021. Favorable loss and LAE reserve development (including catastrophe losses development) for the three months ended September 30, 2022 was $0.5 million, compared to favorable development of $0.0 million for the same period in 2021.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Earned Premiums	$479.7	$489.3	$158.2	$164.1
Net Investment Income	163.9	151.9	52.6	48.4
Changes in Value of Alternative Energy Partnership Investments	(5.6)	(12.1)	0.1	(6.1)
Other Income	(0.8)	0.3	—	0.1
Total Revenues	637.2	629.4	210.9	206.5
Policyholders’ Benefits and Incurred Losses and LAE	339.2	353.5	105.6	119.5
Insurance Expenses	262.2	269.4	91.5	92.9
Operating Income (Loss)	35.8	6.5	13.8	(5.9)
Income Tax Benefit (Expense)	(2.4)	16.6	(1.2)	8.7
Segment Net Operating Income (Loss)	$33.4	$23.1	$12.6	$2.8
INSURANCE RESERVES

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
Insurance Reserves:
Future Policyholder Benefits	$3,505.0	$3,454.1
Incurred Losses and LAE Reserves:
Life	55.7	60.7
Accident and Health	23.4	26.1
Property	3.6	3.6
Total Incurred Losses and LAE Reserves	82.7	90.4
Insurance Reserves (1)	$3,587.7	$3,544.5
(1) September 30, 2022 includes reserves classified as Liabilities Held-for-Sale on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
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
Overall
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums in the Life & Health Insurance segment decreased by $9.6 million for the nine months ended September 30, 2022, compared to the same period in 2021. This is due primarily to lower volume on accident and health insurance products and property insurance products, partially offset by higher volume on life insurance products.

Net Investment Income increased by $12.0 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to higher levels of investments in Fixed Income Securities, higher returns from Alternative Investments and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on Fixed Income Securities and lower levels of investments and yields on Equity Securities.

Life & Health Insurance (Continued)

Loss related to Changes in Value of Alternative Energy Partnership Investments was $5.6 million for the nine months ended September 30, 2022, compared to $12.1 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $2.1 million and $17.6 million for the nine months ended September 30, 2022 and 2021, respectively. This resulted in net loss of $3.5 million and net income of $5.5 million attributable to Alternative Energy Partnership Investments for the nine months ended September 30, 2022 and 2021, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $14.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower mortality for life insurance, lower frequency of accident and health insurance claims and lower current year property catastrophe losses and LAE.

Insurance Expenses in the Life & Health Insurance segment decreased by $7.2 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower commission expense and a reduction in expenses due to lower volume of accident and health insurance products and property insurance products.

Segment Net Operating Income in the Life & Health Insurance segment was $33.4 million for the nine months ended September 30, 2022, compared to $23.1 million in 2021.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income, and dividends received deductions.
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums in the Life & Health Insurance segment decreased by $5.9 million for the three months ended September 30, 2022, compared to the same period in 2021. This is due primarily to lower volume on accident and health insurance products and property insurance products.

Net Investment Income increased by $4.2 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance, partially offset by lower levels of investments in Equity Securities.
Income related to Changes in Value of Alternative Energy Partnership Investments was $0.1 million for the three months ended September 30, 2022, compared to loss of $6.1 million for the same period in 2021. Tax expense related to the Alternative Energy Partnership Investments was $0.0 million for the three months ended September 30, 2022, compared to tax benefits of $8.0 million for the same period in 2021. This resulted in net income of $0.1 million and $1.9 million attributable to Alternative Energy Partnership Investments for the three months ended September 30, 2022 and 2021, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $13.9 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower mortality for life insurance, lower frequency of accident and health insurance claims and lower current year property catastrophe losses and LAE.

Insurance Expenses in the Life & Health Insurance segment decreased by $1.4 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower commission expense.

Segment Net Operating Income in the Life & Health Insurance segment was $12.6 million for the three months ended September 30, 2022, compared to $2.8 million in 2021.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.

Life & Health Insurance (Continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Earned Premiums	$304.6	$300.2	$100.4	$101.5
Net Investment Income	159.0	147.5	51.0	47.0
Changes in Value of Alternative Energy Partnership Investments	(5.2)	(11.5)	0.1	(5.8)
Other Income	(1.2)	—	(0.1)	—
Total Revenues	457.2	436.2	151.4	142.7
Policyholders’ Benefits and Incurred Losses and LAE	253.3	257.1	78.6	87.3
Insurance Expenses	178.8	175.1	62.5	61.5
Operating Income (Loss)	25.1	4.0	10.3	(6.1)
Income Tax Benefit (Expense)	(0.3)	16.3	(0.5)	8.4
Total Product Line Net Operating Income (Loss)	$24.8	$20.3	$9.8	$2.3
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from life insurance increased by $4.4 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to increased volume of sales. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $253.3 million for the nine months ended September 30, 2022, compared to $257.1 million for the same period in 2021, a decrease of $3.8 million due primarily to lower mortality.
Insurance Expenses increased by $3.7 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to higher commission from a higher volume of life insurance products.

Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from life insurance decreased by $1.1 million for the three months ended September 30, 2022, compared to the same period in 2021. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $78.6 million for the three months ended September 30, 2022, compared to $87.3 million for the same period 2021, a decrease of $8.7 million due primarily to lower mortality.
Insurance Expenses increased by $1.0 million for the three months ended September 30, 2022, compared to the same period in 2021.

Life & Health Insurance (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Earned Premiums	$136.8	$142.3	$45.9	$47.0
Net Investment Income	2.5	2.7	0.8	0.9
Changes in Value of Alternative Energy Partnership Investments	(0.1)	(0.2)	—	(0.1)
Other Income	0.4	0.3	0.1	0.1
Total Revenues	139.6	145.1	46.8	47.9
Policyholders’ Benefits and Incurred Losses and LAE	70.3	74.2	22.3	22.9
Insurance Expenses	63.3	70.1	22.4	23.5
Operating Income (Loss)	6.0	0.8	2.1	1.5
Income Tax Benefit (Expense)	(1.2)	0.1	(0.4)	(0.2)
Total Product Line Net Operating Income (Loss)	$4.8	$0.9	$1.7	$1.3
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from accident and health insurance decreased by $5.5 million for the nine months ended September 30, 2022, compared to the same period in 2021. This is due primarily to lower volume of sales. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $70.3 million for the nine months ended September 30, 2022, compared to $74.2 million for the same period in 2021. This is due primarily to lower frequency of claims.
Insurance Expenses decreased by $6.8 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume of accident and health insurance products.

Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from accident and health insurance decreased by $1.1 million for the three months ended September 30, 2022, compared to the same period in 2021. This is due primarily to lower volume of sales. Policyholders’ Benefit and Incurred Losses and LAE on accident and health insurance were $22.3 million for the three months ended September 30, 2022, compared to $22.9 million for the same period in 2021. This is due primarily to lower frequency of claims.
Insurance Expenses decreased by $1.1 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume of accident and health insurance products.

Life & Health Insurance (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Earned Premiums	$38.3	$46.8	$11.9	$15.6
Net Investment Income (Loss)	2.4	1.7	0.8	0.5
Changes in Value of Alternative Energy Partnership Investments	(0.3)	(0.4)	—	(0.2)
Total Revenues	40.4	48.1	12.7	15.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	10.5	11.0	2.8	3.6
Catastrophe Losses and LAE	2.4	10.1	1.4	5.7
Prior Years:
Non-catastrophe Losses and LAE	1.2	1.2	0.1	0.4
Catastrophe Losses and LAE	1.5	(0.1)	0.4	(0.4)
Total Incurred Losses and LAE	15.6	22.2	4.7	9.3
Insurance Expenses	20.1	24.2	6.6	7.9
Operating Income (Loss)	4.7	1.7	1.4	(1.3)
Income Tax Benefit (Expense)	(0.9)	0.2	(0.3)	0.5
Total Product Line Net Operating Income (Loss)	$3.8	$1.9	$1.1	$(0.8)
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	27.4%	23.4%	23.5%	23.1%
Current Year Catastrophe Losses and LAE Ratio	6.3	21.6	11.8	36.5
Prior Years Non-catastrophe Losses and LAE Ratio	3.1	2.6	0.8	2.6
Prior Years Catastrophe Losses and LAE Ratio	3.9	(0.2)	3.4	(2.6)
Total Incurred Loss and LAE Ratio	40.7%	47.4%	39.5%	59.6%
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from property insurance decreased by $8.5 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $15.6 million, or 40.7% of earned premiums, for the nine months ended September 30, 2022, compared to $22.2 million, or 47.4% of earned premiums for the same period in 2021. Underlying losses and LAE were $10.5 million, or 27.4% of earned premiums for the nine months ended September 30, 2022, compared to $11.0 million, or 23.4% of earned premiums for the same period in 2021, an increase of 4.0 percentage points due primarily to higher claim severity. Catastrophe losses and LAE (excluding loss reserve development) were $2.4 million for the nine months ended September 30, 2022, compared to $10.1 million for the same period in 2021. Catastrophe losses and LAE decreased $7.7 million due primarily to lower frequency of catastrophe claims. Adverse loss and LAE reserve development was $2.7 million for the nine months ended September 30, 2022, compared to adverse development of $1.1 million in the same period in 2021.
Insurance expenses decreased $4.1 million for the nine months ended September 30, 2022, compared to the same period in 2021 due primarily to lower volume of property insurance products.

Three Months Ended September 30, 2022 Compared to the Same Period in 2021
Earned Premiums from property insurance decreased by $3.7 million for the three months ended September 30, 2022, compared to the same period in 2021, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $4.7 million, or 39.5% of earned premiums, for the three months ended September 30, 2022, compared to $9.3 million, or 59.6% of earned premiums for the same period in 2021. Underlying losses and LAE were $2.8 million, or 23.5% of

Life & Health Insurance (Continued)
earned premiums for the three months ended September 30, 2022, compared to $3.6 million, or 23.1% of earned premiums for the same period in 2021, an increase of 0.4 percentage points due primarily to higher claim severity. Catastrophe losses and LAE (excluding loss reserve development) were $1.4 million for the three months ended September 30, 2022, compared to $5.7 million for the same period in 2021. Catastrophe losses and LAE decreased $4.3 million due primarily to lower frequency and lower severity of catastrophe claims. Adverse loss and LAE reserve development was $0.5 million for the three months ended September 30, 2022, compared to no development for the same period in 2021.

Insurance expenses decreased $1.3 million for the three months ended September 30, 2022, compared to the same period in 2021 due primarily to lower volume of property insurance products.

Investment Results
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2022 and 2021 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Investment Income:
Interest on Fixed Income Securities	$218.4	$207.1	$76.9	$68.4
Dividends on Equity Securities Excluding Alternative Investments	4.3	9.8	1.1	2.9
Alternative Investments:
Equity Method Limited Liability Investments	28.0	50.9	(0.6)	12.0
Limited Liability Investments Included in Equity Securities	34.9	29.3	8.8	9.5
Total Alternative Investments	62.9	80.2	8.2	21.5
Short-term Investments	1.4	0.6	1.1	0.2
Loans to Policyholders	16.3	16.3	5.5	5.4
Real Estate	7.6	7.1	3.1	2.3
Company-Owned Life Insurance	28.0	18.3	9.9	7.2
Other	5.1	4.8	1.7	1.9
Total Investment Income	344.0	344.2	107.5	109.8
Investment Expenses:
Real Estate	5.8	6.8	2.3	2.6
Other Investment Expenses	21.9	18.5	7.4	5.3
Total Investment Expenses	27.7	25.3	9.7	7.9
Net Investment Income	$316.3	$318.9	$97.8	$101.9
Net Investment Income was $316.3 million and $318.9 million for the nine months ended September 30, 2022 and 2021, respectively. Net Investment Income decreased by $2.6 million in 2022 due primarily to lower valuations on Equity Method Limited Liability Investments, lower rate on Fixed Income Securities, and lower balances in Equity Securities, partially offset by higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance and higher volume of distributions received from appreciated Limited Liability Investments included in Equity Securities.
Net Investment Income was $97.8 million and $101.9 million for the three months ended September 30, 2022 and 2021, respectively. Net Investment Income decreased by $4.1 million in 2022 due primarily to lower valuations on Equity Method Limited Liability Investments, partially offset by higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Investment Results (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Recognized in Condensed Consolidated Statements of Income:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(79.9)	$92.4	$(11.2)	$(0.6)
Gains on Sales	34.6	45.0	18.7	10.7
Losses on Sales	(34.2)	(1.9)	(30.5)	(0.6)
Gains (Losses) on Hedging Activity	—	—	(0.3)	—
Impairment Losses	(22.1)	(7.8)	(8.3)	(0.6)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Income	(101.6)	127.7	(31.6)	8.9
Recognized in Other Comprehensive Income (Loss)	(1,644.5)	(255.9)	(412.3)	(79.3)
Total Comprehensive Investment Gains (Losses)	$(1,746.1)	$(128.2)	$(443.9)	$(70.4)
Total Comprehensive Investment Losses were $1,746.1 million and $128.2 million for the nine months ended September 30, 2022 and 2021, respectively. Total Comprehensive Investment Losses increased by $1,617.9 million primarily due to a decrease in the fair value of the Company’s fixed income bond portfolio and a loss from the change in fair value of the Company’s fair value method equity and convertible securities.
Total Comprehensive Investment Losses were $443.9 million for the three months ended September 30, 2022 compared to Total Comprehensive Investment Losses of $70.4 million in the same period 2021. Total Comprehensive Investment Losses increased by $373.5 million primarily due to a decrease in the fair value of the Company’s fixed income bond portfolio and a loss from the change in fair value of the Company’s fair value method equity and convertible securities.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Preferred Stocks	$(8.4)	$1.8	$(2.5)	$0.1
Common Stocks	(0.5)	3.2	0.8	(1.1)
Other Equity Interests:
Exchange Traded Funds	(52.1)	50.1	(6.6)	(7.1)
Limited Liability Companies and Limited Partnerships	(14.5)	35.5	(2.3)	7.9
Total Other Equity Interests	(66.6)	85.6	(8.9)	0.8
Income (Loss) from Change in Fair Value of Equity Securities	(75.5)	90.6	(10.6)	(0.2)
Income (Loss) from Change in Fair Value of Convertible Securities	(4.4)	1.8	(0.6)	(0.4)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$(79.9)	$92.4	$(11.2)	$(0.6)

Investment Results (Continued)
Net Realized Investment Gains (Losses)
The components of Net Realized Investment Gains (Losses) for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Fixed Maturities:
Gains on Sales	$28.0	$42.7	$14.2	$10.3
Losses on Sales	(27.5)	(1.7)	(23.9)	(0.4)
Gains (Losses) on Hedging Activity	—	—	(0.3)	—
Equity Securities:
Gains on Sales	6.6	1.8	4.5	0.1
Losses on Sales	(6.7)	(0.2)	(6.6)	(0.2)
Equity Method Limited Liability Investments:
Gains on Sales	—	0.4	—	0.4
Real Estate:
Gains on Sales	—	0.1	—	(0.1)
Net Realized Investment Gains (Losses)	$0.4	$43.1	$(12.1)	$10.1

Gross Gains on Sales	$34.6	$45.0	$18.7	$10.7
Gross Losses on Sales	(34.2)	(1.9)	(30.5)	(0.6)
Gains (Losses) on Hedging Activity	—	—	(0.3)	—
Net Realized Investment Gains (Losses)	$0.4	$43.1	$(12.1)	$10.1
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of Income in the period that the declines are evaluated. The components of Impairment Losses in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2022		Sep 30, 2021		Sep 30, 2022		Sep 30, 2021
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(22.1)	39	$(3.3)	15	$(8.3)	34	$0.5	—
Equity Securities	—	—	(4.1)	13	—	—	(0.7)	2
Real Estate	—	—	(0.4)	1	—	—	(0.4)	1
Impairment Losses	$(22.1)		$(7.8)		$(8.3)		$(0.6)
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At September 30, 2022, 95.1% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB

Investment Quality and Concentrations (Continued)
from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2022 and December 31, 2021:

(Dollars in Millions)		Sep 30, 2022		Dec 31, 2021
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$4,717.6	70.6%	$5,351.6	67.0%
2	BBB	1,639.2	24.5	2,215.1	27.7
3-4	BB, B	251.4	3.8	331.0	4.2
5-6	CCC or Lower	70.9	1.1	89.2	1.1
Total Investments in Fixed Maturities (1)		$6,679.1	100.0%	$7,986.9	100.0%
(1) Includes securities classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $33.1 million and $9.0 million at September 30, 2022 and December 31, 2021, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2022 and December 31, 2021:

	Sep 30, 2022		Dec 31, 2021
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$526.8	6.1%	$637.4	6.1%
States and Political Subdivisions:
Revenue Bonds	1,240.4	14.4	1,516.1	14.6
States	200.8	2.3	235.8	2.3
Political Subdivisions	110.9	1.3	138.2	1.3
Foreign Governments	3.7	—	5.5	0.1
Total Investments in Governmental Fixed Maturities	$2,082.6	24.1%	$2,533.0	24.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2022 and December 31, 2021.

	Sep 30, 2022		Dec 31, 2021
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,972.7	22.8%	$1,996.7	19.2%
Manufacturing	1,046.9	12.1	1,571.0	15.1
Transportation, Communication and Utilities	689.8	8.0	815.8	7.9
Services	524.4	6.1	617.5	5.9
Mining	167.6	1.9	254.3	2.4
Retail Trade	158.7	1.8	171.4	1.7
Construction	21.6	0.3	13.1	0.1
Other	14.8	0.2	14.1	0.1
Total Investments in Non-governmental Fixed Maturities	$4,596.5	53.2%	$5,453.9	52.4%

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2022.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	789	$1,504.9
$5 -$10	193	1,452.9
$10 - $20	93	1,266.6
$20 - $30	13	304.7
Greater Than $30	2	67.4
Total	1,090	$4,596.5
The Company’s short-term investments primarily consist of money market funds and short term bonds. At September 30, 2022, the Company had $173.6 million invested in money market funds which primarily invest in U.S. Treasury securities and $184.0 million invested in U.S. treasury bills and short-term bonds. The September 30, 2022 short-term investments balance includes $0.4 million of short-term investments classified as Held-for-Sale Assets on the Condensed Consolidated Balance Sheets. See Note 4, “Dispositions,” for more information.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2022:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$133.3	1.5%
California	84.7	1.0
Georgia	78.2	0.9
Michigan	76.7	0.9
Louisiana	63.5	0.7
New York	61.9	0.7
Pennsylvania	61.4	0.7
Florida	55.2	0.6
Colorado	51.5	0.6
Equity Securities at Fair Value—Other Equity Interests:
Vanguard Total World Stock ETF	58.4	0.7
Total	$724.8	8.3%

Investment Quality and Concentrations (Continued)
Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2022 and December 31, 2021 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2022	Dec 31, 2021
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$36.7	$121.0	$120.0
Senior Debt	44.7	23.8	27.5
Distressed Debt	—	4.4	21.7
Secondary Transactions	1.7	11.1	11.7
Leveraged Buyout	0.6	9.2	8.7
Growth Equity	—	1.3	0.7
Real Estate	—	43.4	29.9
Hedge Fund	—	0.5	8.7
Other	—	11.3	13.0
Total Equity Method Limited Liability Investments	83.7	226.0	241.9

Alternative Energy Partnership Investments	—	16.9	39.6

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	48.2	107.3	129.3
Senior Debt	6.2	21.7	29.9
Distressed Debt	19.3	29.0	44.9
Secondary Transactions	4.2	3.6	4.0
Hedge Funds	—	21.4	82.7
Leveraged Buyout	6.4	20.6	32.2
Growth Equity	8.2	5.1	2.0
Total Reported as Other Equity Interests at Fair Value	92.5	208.7	325.0
Reported as Equity Securities at Modified Cost:
Other	—	8.3	7.7
Total Reported as Equity Securities at Modified Cost	—	8.3	7.7
Total Investments in Limited Liability Companies and Limited Partnerships	$176.2	$459.9	$614.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Expenses
Expenses for the nine and three months ended September 30, 2022 and 2021 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Insurance Expenses:
Commissions	$559.1	$625.3	$176.3	$210.0
General Expenses	272.0	252.0	93.5	85.1
Taxes, Licenses and Fees	74.2	79.1	23.6	26.5
Total Costs Incurred	905.3	956.4	293.4	321.6
Net Policy Acquisition Costs Amortized (Deferred)	4.3	(87.3)	7.3	(23.8)
Amortization of Value of Business Acquired (“VOBA”)	3.4	39.9	0.6	13.5
Insurance Expenses	913.0	909.0	301.3	311.3
Loss from Early Extinguishment of Debt	3.7	—	—	—
Interest and Other Expenses:
Interest Expense	41.0	33.0	14.3	10.7
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	27.3	34.7	12.7	8.0
Other	102.8	111.5	36.5	44.0
Other Expenses	130.1	146.2	49.2	52.0
Interest and Other Expenses	171.1	179.2	63.5	62.7
Total Expenses	$1,087.8	$1,088.2	$364.8	$374.0
Insurance Expenses
Insurance Expenses were $913.0 million for the nine months ended September 30, 2022, compared to $909.0 million for the same period in 2021. Insurance Expenses increased by $4.0 million in 2022 due primarily to net amortization of policy acquisition costs as the acquisition of AAC led to higher deferrals in 2021. This is partially offset by a corresponding decrease in the amortization of VOBA from the acquisition of AAC and lower commissions as premium growth has slowed due to ongoing profit improvement actions.
Insurance Expenses were $301.3 million for the three months ended September 30, 2022, compared to $311.3 million for the same period in 2021. Insurance Expenses decreased by $10.0 million in 2022 due primarily to lower commissions as premium growth has slowed due to ongoing profit improvement actions and a decrease in the amortization of the VOBA asset established as a result of the acquisition of AAC in 2021. This is partially offset by net amortization of policy acquisition costs due to the slowing of premium growth as part of the ongoing profit improvement actions.
Interest and Other Expenses
Interest and Other Expenses was $171.1 million for the nine months ended September 30, 2022, compared to $179.2 million for the same period in 2021. Interest expense increased by $8.0 million in 2022 due primarily to the addition of the 2032 Senior Notes and the 2062 Junior Debentures in 2022. Other expenses decreased by $16.1 million in 2022 due primarily to lower acquisition and integration costs, partially offset by the loss on the sale of RNIC and goodwill impairment.
Interest and Other Expenses was $63.5 million for the three months ended September 30, 2022, compared to $62.7 million for the same period in 2021. Interest expense increased by $3.6 million in 2022 due primarily to the addition of the 2032 Senior Notes and the 2062 Junior Debentures in 2022. Other expenses decreased by $2.8 million in 2022 due primarily to lower overhead expenses, partially offset by the loss on the sale of RNIC and goodwill impairment.

Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2022 and September 30, 2021. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, (5) a permanent difference associated with nondeductible executive compensation, and (6) taxes related to sold and available for sale subsidiaries.
The Inflation Reduction Act (the "Law") was signed into law on August 16, 2022, which will become generally effective on January 1, 2023. Included in the provisions of the Law are various changes to the tax code, including the establishment of a Corporate Alternative Minimum tax. Kemper has evaluated the the provisions of the Law and do not expect a material impact. The Company will continue to monitor guidance released by the IRS and Treasury.
Tax-exempt investment income and dividends received deductions collectively were $17.9 million for the nine months ended September 30, 2022, compared to $16.4 million for the same period in 2021. Tax-exempt investment income and dividends received deductions collectively were $5.6 million for the three months ended September 30, 2022, compared to $5.0 million for the same period in 2021.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $28.0 million for the nine months ended September 30, 2022, compared to $18.2 million for the same period in 2021. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $9.9 million for the three months ended September 30, 2022, compared to $7.2 million for the same period in 2021.
The Company realized net investment and other federal income tax credits of $5.8 million and $2.3 million for the nine months ended and three months ended September 30, 2022, respectively. The company realized net investment tax credits of $58.0 million and $25.7 million for the nine months ended and three months ended September 30, 2021, respectively.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $6.1 million higher than the amount that would be deductible under the IRC for the nine months ended September 30, 2022, compared to $1.6 million lower for the same period in 2021. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.0 million higher than the amount that would be deductible under the IRC for the three months ended September 30, 2022, compared to $0.2 million higher for the same period in 2021.
The amount of nondeductible executive compensation was $9.3 million for the nine months ended September 30, 2022, compared to $10.5 million for the same period in 2021. The amount of nondeductible executive compensation was $3.1 million for the three months ended September 30, 2022, compared to $3.5 million for the same period in 2021.
The amount of tax expense recognized related to sold and available for sale subsidiaries was $10.5 million for the nine and three months ended September 30, 2022, compared to none for the same periods in 2021.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2022. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2022 that had a material impact on the Company’s Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at September 30, 2022 and December 31, 2021 was:

(Dollars in Millions)	Sep 30, 2022	Dec 31, 2021
Senior Notes:
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.3	449.0
2.400% Senior Notes due September 30, 2030	396.5	396.2
3.800% Senior Notes due February 23, 2032	395.3	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.3	—
Total Long-term Debt Outstanding	$1,386.4	$1,121.9
See Note 15, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either September 30, 2022 or December 31, 2021.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity, American Access Casualty Company, and Alliance are members of the FHLB of Chicago, Dallas, Chicago, and San Francisco, respectively. American Access Casualty Company became a member of the FHLB of Chicago in May 2022. Alliance became a member of the FHLB of San Francisco in August 2020. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United, Trinity, American Access Casualty Company, and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity, American Access Casualty Company, and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Equity Securities at Modified Cost. The carrying value of FHLB of Chicago common stock was $16.1 million and $11.8 million at September 30, 2022 and December 31, 2021, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million and $3.4 million at September 30, 2022 and December 31, 2021, respectively. The carrying value of FHLB of San Francisco common stock was $1.4 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first nine months of 2022, United Insurance received advances of $319.1 million from the FHLB of Chicago and made repayments of $118.3 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $602.6 million at September 30, 2022. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $686.8 million at September 30, 2022. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 14, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.

Liquidity and Capital Resources (Continued)
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of September 30, 2022 the remaining share repurchase authorization under the repurchase program was $171.6 million. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the nine months ended September 30, 2022 the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2021 the Company repurchased approximately 2,085,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and an average cost per share of $77.58.
During the three months ended September 30, 2022 the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2021 the Company repurchased approximately 40,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $3.0 million and an average cost per share of $74.79.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the third quarter of 2022. Dividends and dividend equivalents paid were $59.9 million for the nine months ended September 30, 2022.
Subsidiary Dividends and Capital Contributions
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $300.0 million in dividends to Kemper during the first nine months of 2022. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $31.4 million in additional dividends to Kemper during the remainder of 2022 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $449.8 million at September 30, 2022, compared to $233.9 million at December 31, 2021.
The primary sources of funds available for repayment of Kemper’s indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes and term loan, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income, proceeds from the sales, and maturity of investments, advances from the FHLBs of Chicago, Dallas and San Francisco, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Chicago, Dallas and San Francisco.
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

Liquidity and Capital Resources (Continued)
Information about the Company’s cash flows for nine months ended September 30, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	Sep 30, 2022	Sep 30, 2021
Net Cash Provided by (Used in) Operating Activities	$(170.1)	$307.6
Net Cash Provided by (Used in) Investing Activities	(129.6)	(99.0)
Net Cash Provided by (Used in) Financing Activities	403.8	(294.9)
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Cash Provided by (Used in) Operating Activities
Net cash used in Operating Activities was $170.1 million for the nine months ended September 30, 2022, compared to net cash provided of $307.6 million for the same period in 2021, a decrease of $477.7 million. Cash from operating activities decreased primarily due to higher paid losses within the P&C business in 2022 due to an increase in frequency and rising loss costs from increased severity trends caused by rising inflation and supply chain constraints.

Cash Provided by (Used in) Investing Activities

Net cash used in Investing Activities for the nine months ended September 30, 2022 was $129.6 million, compared to $99.0 million for the same period in 2021, a decrease of $30.6 million. This was primarily due to lower net sales of short term investments. Net sales of short term investments in 2021 were primarily used to fund the purchase of AAC and the repurchase of Kemper common stock. Proceeds from the sale of equity securities increased as the Company shifted its investment portfolio more heavily to fixed maturities. This is partially offset by higher proceeds from the sale of equity securities.

Cash Provided by (Used in) Financing Activities

Net cash provided by Financing Activities for the nine months ended September 30, 2022 was $403.8 million, compared to cash used of $294.9 million for the same period in 2021, an increase of $698.7 million. This was primarily due to the issuance of the 2032 Senior Notes and 2062 Junior Debentures, share repurchases in 2021, and increased net advances under the FHLB spread-lending program due to a more attractive interest rate environment in 2022. These were partially of offset by the redemption of the 2022 Senior Notes.

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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 18, “Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2021, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the quarter ended September 30, 2022, Kemper did not repurchase any shares. As of September 30, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program.
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

Kemper Corporation

Date:	November 2, 2022	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	/s/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2022	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)