Form 10-K
period 2022-12-31
KEMPER Corp
filed 2023-02-09
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.0 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 63,959,923 shares of common stock outstanding as of February 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2022 Annual Report on Form 10-K (the “2022 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2022 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2022 Annual Report, the reader should consider the following list of factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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
•Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates or related to business practices in the insurance industry;
•Governmental actions, including, but not limited to, implementation of new laws and regulations, and court decisions interpreting existing and future laws and regulations or policy provisions;
•Uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, dividends from insurance subsidiaries, acquisitions of businesses or strategic initiatives and other matters within the purview of insurance regulators;
•Increased costs and initiatives required to address new legal and regulatory requirements; liabilities, costs and other impacts arising from developments related to cybersecurity, privacy and data governance, including, without limitation, cyber incidents that have occurred or could occur;

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
•Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the frequency and severity of insurance claims, changes in claims handling procedures and closure patterns, development patterns and the impacts of COVID-19 and associated governmental responses, and technological and other environmental conditions;

•The impact of inflation on insurance claims, including, but not limited to, the effects on material costs and personal injury claims of increasing medical costs and the severity of claims resulting from a catastrophe;
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
•Expected benefits and synergies from mergers, acquisitions, divestitures and/or strategic initiatives that may not be realized to the extent anticipated, within expected time frames or at all, due to a number of factors including, but not limited to, the loss of key agents/brokers, customers or employees, increased costs, fees, expenses and related charges and delays caused by unanticipated developments or factors outside of the Company’s control;
•The successful formulation and execution of the Company’s plan with regard to corporate strategy and significant operational changes;
•Increase in competition as a result of new competitors to the property and casualty insurance industry or existence of competitors that receive substantial infusion of capital or access to third-party capital;
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
•Regulatory, accounting or tax changes that may affect the Company’s earnings, the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

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
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate, including impacts related to COVID-19. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2022 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, and other insurance products to individuals and businesses. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, and as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, which also maintains an Internet site at sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
The Kemper family of companies is one of the nation’s leading specialized insurers. With nearly $13.4 billion in assets, Kemper is improving the world of insurance by providing affordable and easy-to-use personalized solutions to individuals, families and businesses through its Auto, Personal Insurance, and Life brands. Kemper serves over 5.3 million policies, is represented by more than 29,000 agents and brokers, and has approximately 9,500 associates dedicated to meeting the ever-changing needs of its customers.
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance and Life & Health Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 9,500 associates supporting their operations, of which approximately 4,700 are employed in the Specialty Property & Casualty Insurance Segment, approximately 550 are employed in the Preferred Property & Casualty Insurance segment, approximately 3,150 are employed in the Life & Health Insurance segment and the remainder are employed in various corporate and other staff and shared functions.
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

Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 28 states under the Kemper Auto brand. As shown in the following table, three states provided 88% of the segment’s premium revenues in 2022.

State	Percentage of Total Premiums
California	53%
Florida	19%
Texas	16%
The Specialty Property & Casualty Insurance segment provides personal and commercial automobile insurance to consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. The segment also meets the insurance needs of other specialty markets such as urban and Hispanic consumers. The segment’s insurance products accounted for 77%, 75% and 71% of the Company’s consolidated insurance premiums in 2022, 2021 and 2020, respectively. The segment’s insurance products are marketed through approximately 21,100 independent agents and brokers.
Preferred Property & Casualty Insurance
The Preferred Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 45 states and the District of Columbia. As shown in the following table, five states provided 66% of the segment’s premium revenues in 2022.

State	Percentage of Total Premiums
California	23%
New York	20%
Texas	9%
North Carolina	8%
Connecticut	6%
The Preferred Property & Casualty Insurance segment primarily sells preferred automobile insurance, homeowners insurance and other personal insurance. The segment’s insurance products accounted for 11%, 12% and 15% of the Company’s consolidated insurance premiums in 2022, 2021 and 2020, respectively. The segment’s insurance products are marketed by approximately 5,550 independent insurance agents and brokers to individuals who have demonstrated favorable risk characteristics and loss history.
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves by business segment at December 31, 2022 and 2021 were:

DOLLARS IN MILLIONS	2022	2021
Business Segments:
Specialty Property & Casualty Insurance	$2,321.1	$2,319.7
Preferred Property & Casualty Insurance	419.1	433.2
Life & Health Insurance	2.3	3.6
Total Business Segments	2,742.5	2,756.5
Unallocated Reserves	14.4	16.2
Total Property & Casualty Insurance Reserves	$2,756.9	$2,772.7

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
See Note 7, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2018-2022 accident years as of December 31, 2022, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2022. See Note 7, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2022 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition” for a discussion of catastrophe risk. See Note 23, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.

Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. To limit its exposure to catastrophic events, the Company maintains a catastrophe reinsurance program for its property and casualty insurance companies. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts. The Company’s insurance subsidiaries also purchase reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s catastrophe reinsurance program.
The 2023 catastrophe reinsurance program covering the property and casualty insurance companies is provided by a combination of annual and multi-year excess of loss reinsurance contracts.
Multi-year Excess of Loss Reinsurance Contracts
The first multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2021 through December 31, 2023 (the “2021 Reinsurance Contract”). The 2021 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million. Under the 2021 Reinsurance Contract, the percentage of coverage is 27.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2021 Reinsurance Contract provides coverage for 27.66% of losses on individual catastrophes of $200 million in excess of $50 million in 2023.
The second multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2022 through December 31, 2024 (the “2022 Reinsurance Contract”). The 2022 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million, which is consistent with the coverage provided under the 2021 Reinsurance Contract. Under the 2022 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2022 Reinsurance Contract provides coverage for 31.67% of losses on individual catastrophes of $200 million in excess of $50 million in 2023.
Annual Excess of Loss Reinsurance Contract
The 2023 Annual Excess of Loss Contracts provide coverage for the annual period of January 1, 2023 through December 31, 2023. The 2023 Annual Excess of Loss Contracts provide coverage in four layers for losses on individual catastrophes of $275 million in excess of $50 million. The 2023 Annual Excess of Loss Contract provides 35.67% coverage in two layers of losses on individual catastrophes of $200 million in excess of $50 million. The 2023 Annual Excess of Loss Contract then provides 95% coverage in two layers of losses on individual catastrophes of $75 million in excess of $250 million.
Summary of Excess of Loss Reinsurance Contracts
Coverage on individual catastrophes provided under the multi-year excess of loss reinsurance contracts for 2023 (January 1, 2023 to December 31, 2023) and the 2023 Annual Excess of Loss Contracts is provided in various layers as summarized below.

	Catastrophe Losses and LAE		Combined Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	95.0
2nd Layer of Coverage	150.0	250.0	95.0
3rd Layer of Coverage	250.0	295.0	95.0
4th Layer of Coverage	295.0	325.0	95.0
The estimated annual premium in 2023 for the two multi-year excess of loss reinsurance contracts and the 2023 Annual Excess of Loss Contracts presented in the preceding table is $21.7 million. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for one reinstatement of such coverage. In such an instance, the Company must pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. The reinstatement premium for the first layer of coverage is a percentage of the full original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’

coverage limit. The reinstatement premium for the second, third, and fourth layers of coverage is a percentage of half the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
Other
In addition to the catastrophe loss exposures caused by natural events described above, Kemper’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature, occurrence and severity of which in any period cannot be accurately predicted. The companies have reinsurance coverage to address certain exposures to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act. The coverage for non-certified events is available in the catastrophe reinsurance program for property and casualty insurance companies. However, certain perils, such as biological, chemical, nuclear pollution or contamination, are excluded from the reinsurance coverage for non-certified events.
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
For further discussion of the reinsurance programs, see Note 23, “Catastrophe Reinsurance,” and Note 24, “Other Reinsurance,” to the Consolidated Financial Statements.
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
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2021, there were 1,118 property and casualty insurance groups in the United States. Kemper’s property and casualty group, adjusted for the inclusion of American Access Casualty Company’s (“AAC”) unaudited pro forma results for the entire year was among the top 7% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and net admitted assets in 2021. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 11th largest writer as measured by net written premiums in 2021.
Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	49	96%
Net Written Premiums	29	97
Capital and Surplus	75	93
In 2021, the U.S. property and casualty insurance industry’s estimated net premiums written were $720.1 billion, of which nearly 81% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2021 premium volume.
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
Life and Health Insurance Business
The Company’s Life & Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”), Kemper Bermuda Ltd. (“Kemper Bermuda”), and Reserve National Insurance Company (“Reserve National”), which was sold on December 1, 2022. For further discussion of the Reserve National Disposition, see Note 5, “Dispositions,” to the Consolidated Financial Statements. As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career” agents. These career agents are paid commissions for their services. Earned premiums from life insurance accounted for 8%, of the Company’s consolidated insurance premiums earned in 2022, 2021, and 2020.
As shown in the following table, five states provided 52% of the premium revenues in this segment in 2022.

State	Percentage of Total Premiums
Texas	22%
Louisiana	11
Alabama	8
Mississippi	6
Georgia	5
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. During 2022, approximately 74% of the Life & Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,350 career agents, operating in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average approximately $27 per policy per month with an average face value of $6,208. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute and/or service certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, which was sold on December 1, 2022, is based in Oklahoma City, Oklahoma, and licensed in 49 states and the District of Columbia. For further discussion of the Reserve National Disposition, see Note 5, “Dispositions,” to the Consolidated Financial Statements. The Company specialized in the sale of supplemental accident & health insurance products such as: Medicare Supplement, fixed hospital indemnity, home health care, specified disease, and accident-only plans.
Reserve National distributed products through two channels, Kemper Traditional and Kemper Benefits. The Traditional channel had historically served individuals in rural areas who often did not have access to a broad array of accident and health insurance products, though had more recently broadened to include suburban and urban areas. Insurance products could be tailored to meet individual and family needs and are distributed through approximately 700 independent agents. Kemper Benefits sold voluntary worksite products in the employer market place through Employee Benefit brokers and enrollers. In total, Reserve National had approximately 3,100 independent agents appointed.

Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance subsidiaries utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. As the face amounts of the Company’s issued policies are relatively small, the ceded risks and corresponding premiums are also relatively small, particularly when compared to other companies in the industry. The segment is also exposed to losses from catastrophes arising from insurance policies distributed by career agents of the Kemper Home Service Companies. During 2022, Kemper Home Service Companies intentionally reduced their exposure to catastrophic events through the non-renewal of their dwelling insurance business. The Kemper Home Services Companies are parties to the FHCF and the Property & Casualty catastrophe excess of loss reinsurance contracts.
Premiums for Medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulators. All Medicare Supplement premiums are ceded to Reserve National which was sold to Medical Mutual of Ohio on December 1, 2022.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life & Health Insurance segment’s lapse ratio for individual life insurance was 6%, 3%, and 4% in 2022, 2021 and 2020 respectively.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2021, there were 402 life and health insurance company groups in the United States. The Company’s Life & Health Insurance segment ranked in the top 25% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	91	77%
Net Written Premiums	89	78
Capital and Surplus	99	75
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
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short- and medium-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 9, “Investments,” Note 10, “Income from Investments,” Note 11, “Derivatives,” and Note 12, “Fair Value Measurements,” to the Consolidated Financial Statements.
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
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws and regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards developed by the NAIC. Similar reporting obligations and requirements are imposed under Bermuda law on Kemper Bermuda Ltd., Kemper’s offshore subsidiary. RBC standards are intended to enable regulators to assess the level of risk inherent in an insurance company’s business based on asset risk, credit risk, underwriting risk and other business risks relevant to its operations. A company’s requirements are calculated based on an RBC formula and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2022, the total amount of capital held by each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements.

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
Privacy and Cybersecurity Regulation
The Company is subject to numerous federal and state laws and state insurance regulations that impose significant requirements and standards for protecting personally identifiable information of insurance company policyholders, employees, and other individuals.
Gramm-Leach-Bliley Act
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
State Laws and Regulations
In recent years, state insurance regulators have focused increasing attention on cybersecurity. For example, insurance companies are required to maintain a cybersecurity program, incident response plan and information technology system safeguards that protect customer information under extensive cybersecurity regulations implemented by the New York Department of Financial Services and statutes adopted by a number of states based on a model data security law adopted by the NAIC. In addition, state insurance regulators focus significant attention on data security during financial exams, and the NAIC has strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. Additional state laws outside of the insurance industry impose notification requirements in the event of cybersecurity breaches affecting their residents. On the privacy front, the California Consumer Privacy Act, as amended, by the California Privacy Rights Act (“CPRA”), which went into effect in January 2023, among other things, requires companies to provide privacy notices and respond to any request made to the company by a California resident regarding his or her personal information used or maintained by the company outside the scope of the GLBA privacy laws. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.
Holding Company Regulation, Including Enterprise Risk Management and Governance
The Company is regulated as an insurance holding company system and is subject to the insurance holding company acts of the states in which its insurance subsidiaries are domiciled and, in some cases, additional states in which the insurance subsidiary is deemed commercially domiciled. These laws and related regulations contain certain reporting requirements as well as restrictions on transactions between an insurer and its affiliates. They also generally require insurance companies within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file certain reports with those insurance departments describing capital structure, ownership, financial condition, certain intercompany transactions, an enterprise risk report and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within the insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.
Dividends
As a holding company with no significant business operations of its own, Kemper relies on dividends from its insurance subsidiaries to meet its obligations. Certain dividends and distributions by an insurance subsidiary are subject to prior approval by the insurance regulator in which it is domiciled or commercially domiciled. See Item 1A., “Risk Factors,” under the caption, “The ability of Kemper to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.”

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
Our culture enables everyone, at every level, to take authority and accountability for their respective roles and responsibilities and strive towards high performance. We promote this through dynamic, diverse, and innovative team members who Act Like an Owner and are continually driven by intellectual curiosity, analytic superiority, and being world class operators.

Diversity, Equity and Inclusion
Diversity, equity and inclusion (“DE&I”) are fundamental to the Company’s success. Kemper is committed to driving our DE&I efforts within our workforce, workplace, and marketplace, as outlined below:
•Workplace: Maintain an inclusive workplace culture where all colleagues believe they can own their career while contributing to the success of the company
•Workforce: Our workforce reaches its fullest potential by attracting, developing, and retaining diverse talent
•Marketplace: Our business growth in the marketplace is driven by our ability to grow the Kemper brand in diverse communities throughout our footprint

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
Kemper maintains an open communication environment to all employees that features multiple channels for reporting instances of fraud, theft, violence, and misconduct. Our compliance reporting protocol enhances our efforts to foster a culture of integrity and ethical behavior while facilitating corrective actions necessary to address identified problems. In addition, Kemper encourages employees to reach out to their direct manager, another manager, the Kemper Corporate Responsibility Hotline or Human Resources with any compliance or ethical misconduct questions or concerns.
Employee Development
Kemper’s long-term success is inextricably linked to our employee’s development and engagement. Kemper provides valuable opportunities for personal development and professional challenge at all stages of careers, from early career programs including internships and rotational development programs to leadership development. Kemper promotes individual growth and development through various programs and outlets, including the Own Your Career initiative. This program provides employees with the resources and tools necessary to continue to build momentum toward career success and development. Kemper’s commitment to Own Your Career is closely tied to our Act Like An Owner culture, and offers individuals the opportunity for skill building, developing talents, and opportunities to connect with peers and managers who will support employees on their path forward.
Engagement with Company Culture
Employee engagement is a critical element in driving the Company’s culture and success. Kemper encourages elevated engagement through various initiatives and programs, and reinforces behaviors through recognition to employees who consistently go above and beyond in their contributions to the Company’s success.
We measure engagement through an employee survey which offers all team members the opportunity to provide feedback on key drivers of overall work satisfaction, including career growth and development, company leadership, pay and benefits, recognition, collaboration, communication, resources, culture, DE&I, and ethics. The feedback is evaluated by our business, functional and Human Resources leadership teams to understand employees’ emotional commitment to the most critical areas of employee engagement, further define and improve our culture, and address areas of opportunity to enhance the work experience.
Total Rewards
Total rewards represent investments Kemper makes to recognize and reward employees for their contributions. Total rewards includes both benefits and compensation (base salary, short- and long-term incentives). Kemper is committed to providing a robust and market competitive total rewards package that enable us to attract and retain the talent we need to grow our company, and achieve our results. Our total rewards are a vital part of the employee experience at Kemper and are designed to add value to our business and promote the health and well-being of all employees.

Kemper is focused on investing in the physical, emotional, financial and social well-being of our people by providing a wide range of benefits. These benefits include, but are not limited to:
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
•Employee Assistance & Work/Life Program (EAP)
•Tuition reimbursement
•Adoption assistance
•Employee discount programs
•Voluntary benefit programs
•Leave and time off programs
•Flexible work arrangements based on function and role
•Wellness resources, including diabetes, hypertension, weight management and pregnancy support
•Commuter benefits
•Benefits navigation

COVID-19 Response and Future Working Model
Kemper’s top priority in responding to the COVID-19 pandemic over the past three years has been to ensure the health, safety, and well-being of our employees, agents, and customers. The Company continues to adhere to local, state and federal safety guidelines. As the business landscape has shifted, Kemper has pro-actively responded by evolving to more defined working models to stay competitive. The Future of Work initiative was deployed in 2022 to focus on creating a framework for how the company drives a multifaceted approach to work location. The approach is supported by three key work models: Office-based, Hybrid, and Remote-Based. This is designed to continue to attract and retain a high performing workforce, cultivate a culture that supports teamwork and collaboration, remain highly adaptive to environmental changes, and continue to deliver promises to customers.

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known or considered material by the Company. Readers are advised to consider all of these factors along with the other information included in this 2022 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements”, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
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
These estimates can be inaccurate or may change over time due to many variables, including changes driven by the evolving legal and regulatory landscape and economic, technological, and other environmental conditions in which the Company operates and the rising costs of insurance claims from increased litigation (in part as a result of proliferation of class-action suits and growth in third party litigation funding), increase in so-called "nuclear verdicts" leading to higher jury awards, broader definitions of liability, other effects of legal system abuse and societal trends referred to as social inflation. In recent periods, these estimates have been impacted by the effect the COVID-19 pandemic and the related governmental responses have had on certain of these variables. See the risk factor below titled “The impact of COVID-19 and related economic conditions could materially affect Kemper’s results of operations, financial position and/or liquidity.”
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimates. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in these estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
If the Company is unable to charge competitive yet profitable rates to its customers, the Company’s business, results of operations and financial condition could be materially and adversely affected.
The Company considers trends in the severity and frequency of claims and other factors when determining the premium rates to charge for its property and casualty insurance products. An unanticipated change in any one or more of these factors or trends, as well as a change in competitive conditions, may result in inadequate premium rates charged for insurance policies issued by Kemper’s property and casualty insurance subsidiaries in the future. Typically there is a time lag between when changes in frequency and severity are identified and when rate changes are approved, implemented and earned in. Material changes in frequency and severity and the time lag between when rates are approved, implemented and earned into the Company’s results of operations may have a material adverse impact on the Company’s operations. Because of restrictions placed on the Company’s ability to increase premium rates in certain states, including California, a pricing inadequacy may continue for a prolonged period. These pricing inadequacies have had and could continue to have a material impact on the Company’s operating results in recent periods. If the Company overestimates the severity or frequency of claims and other factors in determining the rates to charge for insurance products, the rates for the Company’s products could be noncompetitive and result in loss of revenue and market share.

Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition.

Kemper’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, wildfires and pandemics, and may also include man-made events, such as cyber events, terrorist attacks, and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable and may be impacted by the uncertain effects of climate change, which could cause increases in hurricanes, floods, wildfires, and other risks that could produce losses affecting our business. The extent of the Company’s losses from a catastrophe is a function of both the total amount of its insured exposure in the geographic area affected by the event and the severity of the event. The effects of inflation could increase the severity of claims resulting from a catastrophe. For example, in recent periods, the effects of inflation, including as a result of post-event damage surge, have increased catastrophe losses, and this could continue in the future. Furthermore, the Company could experience more than one severe catastrophic event in any given period.
The property and casualty insurance subsidiaries use catastrophe modeling tools developed by third parties to project their potential exposure to property damage resulting from certain types of catastrophic events under various scenarios. These models are based on various assumptions and judgments which may turn out to be wrong or materially different than our actual results. The actual impact of one or more catastrophic events could adversely and materially differ from these projections.
Kemper’s life insurance subsidiaries are particularly exposed to risks of catastrophic mortality, such as pandemics or other events that result in large numbers of deaths. For example, the COVID-19 pandemic resulted in increased mortality that had an adverse impact on our Life business. See the risk factor below titled “The impact of COVID-19 and related economic conditions could materially affect Kemper’s results of operations, financial position and/or liquidity.” In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on the Company’s workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate.
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
Kemper’s property and casualty insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing appropriate guidelines for insurable structures, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which Kemper’s subsidiaries can manage their exposure through these strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may not renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally, participation in these pools and associations is based on an insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s property and casualty insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. In addition, laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s property and casualty insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market.
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
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as management effectiveness, product pricing, service quality, ease of doing business, innovation, financial strength and name recognition. Additionally, in recent years, various types of investors have increasingly sought to participate in the insurance industry. Well-capitalized new entrants to the property and casualty insurance industry, or existing competitors that receive substantial infusions of capital or access to third-party capital, provide increasing competition, which may adversely impact our business and profitability. Competitive success is based on many factors, including, but not limited to, the following:
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
See “Competition” in Item 1 of Part I for more information on the competitive rankings in the property and casualty insurance markets and the life insurance markets, respectively, in the United States.

Risks Relating to Legal and Regulatory Environment
Kemper’s insurance subsidiaries are subject to significant regulation, and the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations affect a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims handling practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates, climate change, and consumer privacy and data security. Kemper subsidiaries must also file annual and quarterly financial reports and holding company reports. Pre-approval requirements often restrict or delay actions to implement premium rate changes for insurance policies, or to introduce new, or make changes to existing, policy forms and many other actions. These delays can adversely impact Kemper’s business, especially where external factors, such as the COVID-19 pandemic, may result in a pricing imbalance for the Company’s insurance products.
Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and related emerging developments, see “Regulation” in Item 1.
These laws and regulations, and their application by regulators and courts, are subject to continuous interpretation and revision. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, new issues may emerge. These changes and emerging issues could adversely affect Kemper’s business in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims increasing the likelihood of class-action suits and other legislative and judicial actions, accelerating the payment of claims, repealing or weakening tort reforms or otherwise adding to operational costs or adversely affecting the Company’s competitive advantages. Practices in the industry or within the Company that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
One area where the legal and regulatory landscape experienced significant change is in connection with the mandated use of death verification databases by life insurance companies. A majority of states now have laws requiring insurers to proactively use such databases, including the Social Security Administration’s Death Master File (the “DMF”), in order to ascertain if an insured may be deceased. Kemper cannot predict whether additional states will enact similar legislation. These laws require the insurer to initiate the claims process even though the insureds’ beneficiaries have not submitted a claim and the insurer was otherwise unaware of the insured’s death. In a related development, many states expanded their unclaimed property laws, particularly as they relate to life insurance proceeds, and have examined life insurance companies with respect to the reporting and remittance of such proceeds under these laws. The push to alter practices previously considered lawful and appropriate relative to both claims handling and remittance of life insurance proceeds has led to the Company’s involvement in compliance audits, market conduct examinations and litigation. The Company has a comprehensive process in place to compare life insurance records against the DMF and other databases to determine if any of its insureds may be deceased. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for further details.
In addition, there is increased legislative and regulatory focus on cybersecurity and on amendments to state holding company laws that expand the oversight and examination powers of insurance regulators beyond licensed insurance companies to include non-insurance affiliates and their organizations as a whole, particularly with respect to enterprise risk. See the discussion of these matters under “Regulation” in Item 1.
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
California and Florida represented 69% of the Company’s total personal automobile insurance gross written premiums in 2022. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects Kemper’s revenues and profitability. For example, in Florida, recent unfavorable court decisions to the insurance industry for Florida personal injury protection (“PIP”) resulting in increased severity in PIP coverage has resulted in significant adverse loss and LAE reserve development in 2021. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. Changes in any of these conditions could negatively impact the Company's results of operations.
Legal and regulatory proceedings are unpredictable and could produce one or more unexpected outcomes that could materially and adversely affect the Company’s financial results for any given period.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to industry business practices. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the punitive classes. These matters often raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. Even where the possibility of an adverse outcome is remote under traditional legal analysis, juries sometimes substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could materially and adversely affect the Company’s financial results for any given period.
For information about the Company’s pending legal proceedings, see Note 26, “Contingencies,” to the Consolidated Financial Statements.
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
The Company could be adversely affected by future changes in U.S. Federal income tax laws
Changes to tax laws or interpretation of such laws could increase Kemper’s corporate tax and reduce earnings. It is possible that tax law could be changed through a technical corrections bill or with entirely new legislation or be interpreted by regulatory authorities in a manner different than the Company’s interpretation. It is difficult to predict whether there will be any tax law changes, guidance issued by tax authorities or other interpretations which would have a material adverse effect on our business or financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the taxing authorities.
If our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective, the Company could be adversely affected.

Kemper’s business is highly dependent on its ability engage on a real-time basis in a large number of insurance underwriting, claim processing and investment activities, and these are highly sophisticated yet complicated and constantly evolving. These activities are frequently subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If the Company’s controls are not effective (including with respect to the prevention or identification of misconduct by employees or others with whom we do business), it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting, litigation, regulatory proceedings or damage to our reputation.

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
System security breaches can result in data loss, business interruption, reputational damages, ransom demands, investigations and litigation. The Company has been and may continue to be exposed to damages, regulatory penalties and other liabilities, reputational risk and significant increases in compliance and litigation costs.
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
Data and analytics play an increasingly important role in the insurance industry. The Company may periodically initiate multi-year technology projects to enhance operations or replace systems. While technology developments can facilitate the use and enhance the value of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can present significant economic and organizational challenges to the Company and potential short-term cost and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time or system development projects may not deliver the benefits or perform as expected. If the Company does not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than expected, the Company’s ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner and the Company’s ability to implement our strategic initiatives could be adversely impacted.
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
The interest rate environment has a significant impact on the Company’s financial results and position. An increase in interest rates or credit spreads would generally reduce the carrying value of the Company’s investment portfolio, particularly fixed income securities, and limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”) that invest in distressed and mezzanine debt of other companies that exhibit debt-like characteristics. A decline in interest rates would adversely affect the Company’s investment income as it invests cash in new investments that may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may seek to refinance their borrowings at lower rates and, accordingly, prepay or redeem securities the Company holds as investments more quickly than the Company initially expected. Such prepayment or redemption action may cause the Company to reinvest the redeemed proceeds in lower yielding investments.
Kemper’s Life business writes long duration insurance contracts which are priced in consideration of the interest rate environment. If the Company is not able to purchase investments that match that duration of the liabilities and there is a decline in interest rates, the Company could experience a significant deterioration in results.
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

The Company’s entire investment portfolio is subject to broad risks inherent in the financial markets, including, but not limited to, inflation, regulatory changes, inactive capital markets, governmental and social stability, economic outlooks, unemployment, and recession. Changes to these risks and how the market perceives them may impact the financial performance of the Company’s investments, and in such cases, more securities may require additional subjectivity and management judgment.
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
As a holding company, Kemper depends on the dividend income that it receives from its subsidiaries as a primary source of funds to meet its payment obligations. Kemper’s insurance subsidiaries are subject to regulatory restrictions under insurance laws and regulations that limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. In addition, third-party rating agencies monitor statutory capital and surplus levels for capital adequacy. Even though a dividend may be payable without regulatory approval, an insurance subsidiary may forgo paying a dividend to Kemper and retain the capital to maintain or improve ratings or to offset increases in required capital from increases in premium volume or investment risk. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to pay its debt obligations on time, pay dividends to its shareholders or undertake funding for targeted transactions.
General Risks Relating to Mergers, Acquisitions, Divestitures, and/or other Strategic Initiatives
The expected benefits and synergies from mergers, acquisitions, divestitures, and/or other new strategic initiatives may not be realized to the extent anticipated or within the anticipated time frames.
The Company routinely evaluates opportunities for transactions such as mergers, acquisitions, divestitures, and/or other strategic initiatives that would enhance its business and align with the Company’s strategic plans. Kemper’s ability to achieve the anticipated financial benefits from transactions may not be realized due to any number of factors, including, but not limited to, integration or execution difficulties or failures that may result in substantial disruptions, costs, or delays and adversely affect the Company’s ability to compete, the loss of key agents/brokers, customers or employees, unexpected or underestimated liabilities, increased costs, fees, expenses and charges related to transactions, or may be delayed by factors outside of the Company’s control. Furthermore, these adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. Failure to successfully and timely realize the anticipated benefits of these transactions or initiatives could have a negative impact on Kemper’s financial condition, profitability, and results from operations.
Risks Relating to COVID-19
The impact of the COVID-19 pandemic and related economic conditions have had and could continue to have a material effect on Kemper’s results of operations, financial position and/or liquidity.
Beginning in March 2020, the global pandemic related to the novel coronavirus that causes COVID-19 began to adversely impact the global economy and resulted in an enormous global economic downturn, including in the United States where the Company predominantly conducts its operations. While overall economic activity rebounded significantly in 2022, the effects of the COVID-19 pandemic continued throughout 2022.
As the result of the COVID-19 pandemic and the related economic consequences, including governmental responses to the pandemic and the effects of the dramatic surge in economic activity as pandemic lockdowns ended, the Company experienced in 2022 a significant increase in loss frequency and severity in its Property and Casualty line of business. In addition, COVID’s emerging variants, now and in the future, may result in increased mortality, which may adversely affect the Life business. As the impact of the pandemic continues to be felt, the Company could be subject to the following risks, any of which could individually or collectively have a material, adverse effect on its business, financial condition, liquidity, and results of operations as a result of COVID-19:
•Adverse impact on economic conditions, including increased rate of inflation, negative impact on employment levels, supply chain disruptions, and changing consumer patterns that could impact Kemper’s businesses
•Adverse impact on investment portfolio as a result of ratings downgrades, increased bankruptcies and credit spread widening in distressed industries
•Increase in estimated credit losses on fixed maturity investments held at fair value as well as other investments and receivables from policyholders
•Increased cybersecurity and business interruption risk resulting from an increased overall reliance on our IT infrastructure due to a distributed workforce
•Increased risk to key employees should a variant emerge and dominate a region of the United States

Risks Relating to General Economic and Market Factors
Changes in the global economy and capital markets could adversely impact the Company’s results of operations and financial condition.
Significant changes in the economic and capital market environment could adversely affect consumer demands for the Company’s products, results of operations, investment returns and financial condition. The following are examples of economic market conditions that could adversely affect the Company’s financial condition, liquidity, and results of operations:
•Volatility in debt and equity markets
•Changes in interest rates
•Increases in inflation
•Reduced availability of credit
•Economic downturns
•Increased unemployment and reduced consumer spending

Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio.

The Company’s deferred tax assets could become impaired which would adversely impact the Company’s results of operations and financial condition.
The realization of deferred tax assets depends on the recognition of sufficient taxable income and character. If future events differ from our current forecasts, it is possible we could determine that some or all of our gross deferred tax assets cannot be realized and a deferred tax valuation allowance would be recorded as an adverse charge.

Item 1B.    Unresolved Staff Comments.
The Company has no unresolved staff comments issued more than 180 days before December 31, 2022, the date of this Annual Report on Form 10-K.
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
Leased Facilities
The Company leases four floors, or approximately 92,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 581,000 at 18 locations in nine states. The latest expiration date of the existing leases is in June 2031. Kemper’s life and health insurance subsidiaries lease facilities with aggregate square footage of approximately 376,000 at 98 locations in 23 states. The latest expiration date of the existing leases is in September 2029.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations. Leased properties with aggregate square footage of 280,000 are not currently utilized in the Company's operations and are not expected to be utilized by the Company throughout the remainder of their respective lease terms.
Item 3.    Legal Proceedings.
Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 26, “Contingencies,” to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the NYSE under the symbol of “KMPR.”

Holders
As of January 31, 2023, the number of record holders of Kemper’s common stock was 2,715.

Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Dec 31, 2022
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Dec 31, 2021
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 16, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the year ended 2022 Kemper did not repurchase any of its common stock. During the years ended 2021 and 2020 Kemper repurchased and retired approximately 2,085,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and $110.4 million and an average cost per share of $77.58 and $68.29, respectively.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2017 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Comparison of Cumulative Five Year Total Return
$180
$160
$140
$120
$100
$80
$60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Kemper Corporation
S&P MidCap 400 Index
S&P Supercomposite Insurance Index

Company / Index	2017	2018	2019	2020	2021	2022
Kemper Corporation	$100.00	$97.70	$115.57	$116.54	$90.78	$77.89
S&P MidCap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
S&P Supercomposite Insurance Index	100.00	90.33	116.11	114.60	148.83	162.71

Item 6.     Selected Financial Data.
[Reserved]

MDA Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Loss was $301.2 million ($(4.72) per unrestricted common share) for the year ended December 31, 2022, compared to Net Loss of $120.5 million ($(1.87) per unrestricted common share) for the year ended December 31, 2021.
A reconciliation of Net (Loss) Income to Adjusted Consolidated Net Operating (Loss) Income (a non-GAAP financial measure) for the years ended December 31, 2022, 2021 and 2020 is presented below.

DOLLARS IN MILLIONS	2022	2021	Change in Loss from 2021 to 2022	2020	Change in (Loss) Income from 2020 to 2021
Net (Loss) Income	$(301.2)	$(120.5)	$(180.7)	$409.9	$(530.4)
Less:
(Loss) Income from Change in Fair Value of Equity and Convertible Securities	(63.1)	90.5	(153.6)	57.0	33.5
Net Realized Investment Gains	3.4	51.2	(47.8)	30.1	21.1
Impairment Losses	(20.4)	(8.7)	(11.7)	(15.4)	6.7
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(61.3)	(34.7)	(26.6)	(50.0)	15.3
Debt Extinguishment, Pension and Other Charges	(2.9)	—	(2.9)	(50.6)	50.6
Adjusted Consolidated Net Operating (Loss) Income	$(156.9)	$(218.8)	$61.9	$438.8	$(657.6)

Components of Adjusted Consolidated Net Operating (Loss) Income:
Segment Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(147.4)	$(196.1)	$48.7	$337.9	$(534.0)
Preferred Property & Casualty Insurance	(25.9)	(12.5)	(13.4)	3.5	(16.0)
Life & Health Insurance	54.2	28.2	26.0	60.0	(31.8)
Segment Net Operating (Loss) Income	(119.1)	(180.4)	61.3	401.4	(581.8)
Corporate and Other Net Operating (Loss) Income From:
Partial Satisfaction of Judgment	—	—	—	70.6	(70.6)
Other	(37.8)	(38.4)	0.6	(33.2)	(5.2)
Corporate and Other Net Operating (Loss) Income	(37.8)	(38.4)	0.6	37.4	(75.8)
Adjusted Consolidated Net Operating (Loss) Income	$(156.9)	$(218.8)	$61.9	438.8	$(657.6)
Net (Loss) Income
2022 Compared with 2021
Net Loss increased by $180.7 million in 2022, compared to 2021, due primarily to increased losses from Change in Fair Value of Equity and Convertible securities, decreased Net Realized Investment Gains, and increased Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, partially offset by lower Adjusted Consolidated Net Operating Losses. Adjusted Consolidated Net Operating Loss decreased by $61.9 million in 2022, compared to 2021, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Loss, higher Life & Health Insurance Segment Net Operating Income and lower Corporate and Other Net Operating Losses, partially offset by higher Preferred Property & Casualty Net Operating Losses.
See MD&A, “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Loss decreased due primarily to increased Net Investment Income.
The Company’s investment results were unfavorable in 2022, compared to 2021, primarily driven by a $153.6 million after-tax decrease from the change in fair value of the equity and convertible securities, $47.8 million after-tax decrease from net realized gains on sales of investments, and $11.7 million after-tax increase in impairment losses. See MD&A, “Investment Results,” MD&A, “Income Taxes,” and Note 26, “Contingencies.” to the Consolidated Financial Statements for additional discussion.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SUMMARY OF RESULTS (Continued)
Revenues
2022 Compared with 2021
Earned Premiums were $5,266.3 million in 2022, compared to $5,253.7 million in 2021, an increase of $12.6 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $97.9 million for the year ended December 31, 2022. Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $56.2 million for the year ended December 31, 2022. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $4.7 million in 2022 due primarily to lower valuations on Equity Method Limited Liability Investments, lower balances in Equity Securities, and lower rate on Fixed Income Securities, partially offset by higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $19.9 million for the year ended December 31, 2022, compared to a net loss of $61.2 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $8.0 million, compared to tax benefits of $79.0 million for the year ended December 31, 2022 and 2021, respectively. This resulted in a net loss of $11.9 million and a net income of $17.8 million attributable to Alternative Energy Partnership Investments for the year ended December 31, 2022 and 2021, respectively.
Other Income increased by $4.4 million for the year ended December 31, 2022, compared to the same period in 2021.
Net Realized Gains on Sales of Investments were $4.3 million in 2022, compared to $64.8 million in 2021. Impairment Losses were $25.8 million in 2022, compared to $11.0 million for the same period in 2021.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2022, 2021 and 2020 are presented below.

	Year Ended
	Dec 31, 2022		Dec 31, 2021		Dec 31, 2020
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	59	$54.6	65	$56.1	60	$51.2
$5 - $10	2	10.2	2	16.5	5	40.2
$10 - $15	1	14.5	—	—	—	—
$15 - $20	—	—	2	35.2	1	15.3
$20 - $25	—	—	—	—	—	—
Greater Than $25	—	—	—	—	—	—
Total	62	$79.3	69	$107.8	66	$106.7

Specialty Property & Casualty Insurance		23.0		15.7		12.3
Preferred Property & Casualty Insurance		54.5		79.1		82.0
Life & Health Insurance		1.8		13.0		12.4
Total Catastrophe Losses and LAE		$79.3		$107.8		$106.7
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
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2022 and 2021. See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life and Health Insurance Business” sections of Item 1(c), “Description of Business,” and Note 23, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2022, 2021 and 2020 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	$(10.5)	$112.1	$36.2
Catastrophe	(4.1)	(5.4)	0.2
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$(14.6)	$106.7	$36.4
See MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Preferred Property & Casualty Insurance,” MD&A, “Life & Health Insurance,” and Note 7, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LOSS AND LAE RESERVE DEVELOPMENT (Continued)
additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2022 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
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
Adjusted Consolidated Net Operating (Loss) Income
Adjusted Consolidated Net Operating (Loss) Income is an after-tax, non-GAAP financial measure and is computed by excluding from Net (Loss) Income the after-tax impact of:
(i) (Loss) Income from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Gains or Losses on Sales of Investments;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net (Loss) Income. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating (Loss) Income for the years ended December 31, 2022, 2021 or 2020.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

NON-GAAP FINANCIAL MEASURES (Continued)
The Company believes that Adjusted Consolidated Net Operating (Loss) Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. (Loss) Income from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains or Losses on Sales of Investments and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction Costs, Integration Costs, and Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Net Premiums Written	$3,934.4	$4,057.3	$3,435.5
Earned Premiums	$4,046.4	$3,948.5	$3,335.3
Net Investment Income	140.7	152.5	114.1
Change in Value of Alternative Energy Partnership Investments	(9.9)	(29.0)	—
Other Income	6.0	4.1	1.8
Total Revenues	4,183.2	4,076.1	3,451.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	3,569.2	3,480.3	2,350.8
Catastrophe Losses and LAE	23.0	15.7	12.3
Prior Years:
Non-catastrophe Losses and LAE	(14.6)	97.4	15.1
Catastrophe Losses and LAE	0.6	0.3	0.2
Total Incurred Losses and LAE	3,578.2	3,593.7	2,378.4
Insurance Expenses	801.9	774.5	651.9
Operating (Loss) Income	(196.9)	(292.1)	420.9
Income Tax Benefit (Expense)	49.5	96.0	(83.0)
Segment Net Operating (Loss) Income	$(147.4)	$(196.1)	$337.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	88.2%	88.1%	70.4%
Current Year Catastrophe Losses and LAE Ratio	0.6	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	2.5	0.5
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	88.4	91.0	71.3
Insurance Expense Ratio	19.8	19.6	19.5
Combined Ratio	108.2%	110.6%	90.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	88.2%	88.1%	70.4%
Insurance Expense Ratio	19.8	19.6	19.5
Underlying Combined Ratio	108.0%	107.7%	89.9%
Non-GAAP Measure Reconciliation
Combined Ratio	108.2%	110.6%	90.8%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.6	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	2.5	0.5
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Underlying Combined Ratio	108.0%	107.7%	89.9%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2022	Dec 31, 2021
Insurance Reserves:
Personal Automobile	$1,875.8	$1,985.8
Commercial Automobile	445.3	333.9
Total Insurance Reserves	$2,321.1	$2,319.7

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,099.9	$1,157.9
Incurred But Not Reported	1,041.2	953.0
Total Loss and LAE Reserves	2,141.1	2,110.9
Unallocated LAE Reserves	180.0	208.8
Total Insurance Reserves	$2,321.1	$2,319.7
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
Overall
2022 Compared with 2021
The Specialty Property & Casualty Insurance segment reported Segment Net Operating Loss of $147.4 million for the year ended December 31, 2022, compared to Net Operating Loss of $196.1 million in 2021. Segment net operating losses decreased by $48.7 million due primarily to favorable prior year loss and LAE reserve development in 2022 of $14.6 million compared to adverse development in 2021 of $97.4 million.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $97.9 million in 2022, compared to 2021 driven by the acquisition of AAC and higher average earned premium per exposure resulting from rate increases. Policies-in-force were lower in Private Passenger Auto as a result of lower levels of new business due to ongoing profit improvement actions.
Net Investment Income in the Specialty Property & Casualty Insurance segment decreased by $11.8 million in 2022, compared to 2021, due primarily to lower returns from Alternative Investments and Equity Securities, partially offset by higher yields and levels of investments in fixed income securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $9.9 million for the year ended December 31, 2022, compared to a loss of $29.0 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $4.1 million and tax benefits of $37.4 million for the year ended December 31, 2022 and 2021, respectively. This resulted in a net loss of $5.8 million and a net income of $8.4 million attributable to Alternative Energy Partnership Investments for the year ended December 31, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 88.2% in 2022, a deterioration of 0.1 percentage points, compared to 2021, due primarily to higher severity trends partially offset by earned rate increases and lower claim frequency. Severity trends increased due to rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $14.0 million in 2022, compared to adverse reserve development of $97.7 million in 2021.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Catastrophe losses and LAE (excluding reserve development) were $23.0 million in 2022, compared to $15.7 million for the same period in 2021, a deterioration of $7.3 million. Insurance Expenses were $801.9 million, or 19.8% of earned premiums, for the year ended December 31, 2022, a deterioration of 0.2 percentage point compared to the same period in 2021.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2022, 2021, and 2020 is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Net Premiums Written	$3,305.1	$3,587.2	$3,086.5
Earned Premiums	$3,496.7	$3,533.7	$3,031.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$3,153.9	$3,173.9	$2,160.9
Catastrophe Losses and LAE	20.7	14.4	11.6
Prior Years:
Non-catastrophe Losses and LAE	(18.1)	85.0	28.0
Catastrophe Losses and LAE	0.5	0.3	0.2
Total Incurred Losses and LAE	$3,157.0	$3,273.6	$2,200.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	90.2%	89.8%	71.3%
Current Year Catastrophe Losses and LAE Ratio	0.6	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.5)	2.4	0.9
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	90.3%	92.6%	72.6%
2022 Compared with 2021
Earned Premiums on specialty personal automobile insurance decreased by $37.0 million in 2022, compared to 2021, due primarily to the decrease in new business driven by targeted underwriting actions to improve profitability partially offset by the acquisition of AAC and higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $3,157.0 million, or 90.3% of earned premiums, in 2022, compared to $3,273.6 million, or 92.6% of earned premiums, in 2021. Incurred losses and LAE as a percentage of earned premiums improved primarily due to a favorable change in prior year loss and LAE reserve development, partially offset by deterioration in underlying losses and LAE as a percentage of earned premium. Underlying losses and LAE as a percentage of related earned premiums were 90.2% in 2022, compared to 89.8% in 2021, a deterioration of 0.4 points due to higher claim severity trends partially offset by earned premium per exposure increases and lower claim frequency. Severity trends increased due to rising inflation and supply chain constraints. Favorable loss and LAE reserve development was $17.6 million in 2022, compared to adverse loss and LAE reserve developments of $85.3 million in 2021, Catastrophe losses and LAE (excluding reserve development) were $20.7 million in 2022, compared to $14.4 million in 2021, due primarily to losses arising from Hurricane Ian.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Net Premiums Written	$629.3	$470.1	$349.0
Earned Premiums	$549.7	$414.8	$304.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$415.3	$306.4	$189.9
Catastrophe Losses and LAE	2.3	1.3	0.7
Prior Years:
Non-catastrophe Losses and LAE	3.5	12.4	(12.9)
Catastrophe Losses and LAE	0.1	—	—
Total Incurred Losses and LAE	$421.2	$320.1	$177.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	75.6%	73.9%	62.5%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.3	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	3.0	(4.2)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	76.6%	77.2%	58.5%
2022 Compared with 2021
Earned premiums in commercial automobile insurance increased by $134.9 million in 2022, compared to 2021, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $421.2 million, or 76.6% of earned premiums, in 2022, compared to $320.1 million, or 77.2% of earned premiums, in 2021. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower levels of adverse prior year development on prior year claims offset by an increase in underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 75.6% in 2022, compared to 73.9% in 2021, a deterioration of 1.7 percentage points due primarily to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $3.6 million in 2022, compared to adverse reserve development of $12.4 million in 2021.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE
Selected financial information for the Preferred Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Net Premiums Written	$527.1	$642.0	$653.0
Earned Premiums	$595.5	$651.7	$688.2
Net Investment Income	49.7	68.6	37.7
Change in Value of Alternative Energy Partnership Investments	(4.7)	(16.3)	—
Other Income	—	—	0.1
Total Revenues	640.5	704.0	726.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	442.3	450.4	400.9
Catastrophe Losses and LAE	54.5	79.1	82.0
Prior Years:
Non-catastrophe Losses and LAE	2.8	13.5	20.7
Catastrophe Losses and LAE	(6.2)	(5.6)	(0.5)
Total Incurred Losses and LAE	493.4	537.4	503.1
Insurance Expenses	183.5	206.4	221.1
Operating (Loss) Income	(36.4)	(39.8)	1.8
Income Tax Benefit	10.5	27.3	1.7
Segment Net Operating (Loss) Income	$(25.9)	$(12.5)	$3.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.2%	69.2%	58.3%
Current Year Catastrophe Losses and LAE Ratio	9.2	12.1	11.9
Prior Years Non-catastrophe Losses and LAE Ratio	0.5	2.1	3.0
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(0.9)	(0.1)
Total Incurred Loss and LAE Ratio	82.9	82.5	73.1
Insurance Expense Ratio	30.8	31.7	32.1
Combined Ratio	113.7%	114.2%	105.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	74.2%	69.2%	58.3%
Insurance Expense Ratio	30.8	31.7	32.1
Underlying Combined Ratio	105.0%	100.9%	90.4%
Non-GAAP Measure Reconciliation
Combined Ratio	113.7%	114.2%	105.2%
Less:
Current Year Catastrophe Losses and LAE Ratio	9.2	12.1	11.9
Prior Years Non-catastrophe Losses and LAE Ratio	0.5	2.1	3.0
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(0.9)	(0.1)
Underlying Combined Ratio	105.0%	100.9%	90.4%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

	Dec 31, 2022		Dec 31, 2021
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event[1]:
Below $5	60	$49.4	58	$42.6
$5 - $10	1	5.1	3	21.5
$10 - $15	—	—	1	15.0
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	61	$54.5	62	$79.1

[1] Current accident year net incurred catastrophe Losses and LAE only
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2022	Dec 31, 2021
Insurance Reserves:
Preferred Automobile	$298.4	$308.6
Homeowners	91.8	95.4
Other	28.9	29.2
Total Insurance Reserves	$419.1	$433.2
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$251.6	$272.5
Incurred But Not Reported	139.0	131.9
Total Loss and LAE Reserves	390.6	404.4
Unallocated LAE Reserves	28.5	28.8
Total Insurance Reserves	$419.1	$433.2
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
Overall
2022 Compared with 2021
The Preferred Property & Casualty Insurance segment reported Segment Net Operating Loss of $25.9 million for the year ended December 31, 2022, compared to Segment Net Operating Loss of $12.5 million in 2021. Segment net operating results decreased by $13.4 million due primarily to higher underlying losses and LAE as a percentage of earned premiums and lower net investment income, partially offset by lower catastrophe losses and lower levels of adverse prior year reserve development.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $56.2 million in 2022, compared to 2021, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $18.9 million in 2022, compared to 2021, due primarily to lower returns from Alternative Investments and Equity Securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $4.7 million for the year ended December 31, 2022 compared to a loss of $16.3 million in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $1.8 million, compared to tax benefits of $21.1 million for the year ended December 31, 2022 and 2021, respectively. This resulted in a net loss of $2.9 million and a net income of $4.8 million attributable to Alternative Energy Partnership Investments for the year ended December 31, 2022 and 2021, respectively.
Underlying losses and LAE as a percentage of earned premiums were 74.2% and 69.2% in 2022 and 2021, respectively. Underlying losses and LAE as a percentage of earned premiums increased primarily due to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Catastrophe losses and LAE (excluding reserve development) were $54.5 million in 2022, compared to $79.1 million in 2021, which is a decrease of $24.6 million. Catastrophe losses and LAE (excluding reserve development) decreased due primarily to a lack of larger catastrophic events in 2022, compared to 2021, There was one catastrophic event above $5 million in 2022, compared to four catastrophic events above $5 million in 2021. Favorable loss and LAE reserve development (including catastrophe reserve development) was $3.4 million in 2022, compared to adverse development of $7.9 million in 2021.
Insurance expenses were $183.5 million, or 30.8% of earned premiums, in 2022, an improvement of 0.9 percentage points compared to 2021.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions
Preferred Personal Automobile Insurance
Selected financial information for the preferred personal automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Net Premiums Written	$308.2	$399.9	$407.5
Earned Premiums	$363.7	$410.5	$431.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	310.7	330.4	279.9
Catastrophe Losses and LAE	3.8	7.4	4.4
Prior Years:
Non-catastrophe Losses and LAE	1.8	12.2	27.7
Catastrophe Losses and LAE	—	(0.1)	(1.0)
Total Incurred Losses and LAE	$316.3	$349.9	$311.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	85.5%	80.4%	64.8%
Current Year Catastrophe Losses and LAE Ratio	1.0	1.8	1.0
Prior Years Non-catastrophe Losses and LAE Ratio	0.5	3.0	6.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	(0.2)
Total Incurred Loss and LAE Ratio	87.0%	85.2%	72.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED PROPERTY & CASUALTY INSURANCE (Continued)
2022 Compared with 2021
Earned premiums on personal automobile insurance decreased by $46.8 million in 2022, compared to 2021, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $316.3 million, or 87.0% of earned premiums, in 2022, compared to $349.9 million, or 85.2% of earned premiums, in 2021. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in the underlying loss and LAE ratio, partially offset by lower levels of prior year loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 85.5% in 2022, compared to 80.4% in 2021, a deterioration of 5.1 percentage points primarily due to higher claim severity trends. Severity trends increased due to rising inflation and supply chain constraints. Catastrophe losses and LAE (excluding reserve development) were $3.8 million in 2022, compared to $7.4 million in 2021. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $1.8 million in 2022, compared to adverse development of $12.1 million in 2021.
Homeowners Insurance
Selected financial information for the homeowners insurance product line is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Net Premiums Written	$189.9	$208.4	$211.1
Earned Premiums	$200.0	$207.3	$220.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	115.0	104.1	108.7
Catastrophe Losses and LAE	49.8	70.2	71.2
Prior Years:
Non-catastrophe Losses and LAE	(2.0)	(2.6)	(2.8)
Catastrophe Losses and LAE	(5.6)	(3.9)	0.7
Total Incurred Losses and LAE	$157.2	$167.8	$177.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	57.5%	50.2%	49.3%
Current Year Catastrophe Losses and LAE Ratio	24.9	33.9	32.3
Prior Years Non-catastrophe Losses and LAE Ratio	(1.0)	(1.3)	(1.3)
Prior Years Catastrophe Losses and LAE Ratio	(2.8)	(1.9)	0.3
Total Incurred Loss and LAE Ratio	78.6%	80.9%	80.6%
2022 Compared with 2021
Earned premiums in homeowners insurance decreased by $7.3 million in 2022, compared to 2021, due primarily to lower volume as a result of ongoing profit improvement actions partially offset by earned rate increases and the earned benefit of increases in the inflation adjustment for home construction values. Incurred losses and LAE were $157.2 million, or 78.6% of earned premiums, in 2022, compared to $167.8 million, or 80.9% of earned premiums, in 2021. Incurred losses and LAE as a percentage of earned premiums improved due primarily to lower incurred catastrophe losses (excluding loss reserve development), partially offset by higher underlying losses and LAE. Underlying losses and LAE as a percentage of earned premiums were 57.5% in 2022, compared to 50.2% in 2021, a deterioration of 7.3 percentage points. Catastrophe losses and LAE (excluding reserve development) were $49.8 million in 2022, compared to $70.2 million in 2021. There was one catastrophic event above $5 million in 2022, compared to four catastrophic events above $5 million in 2021. Favorable Loss and LAE reserve development (including catastrophe loss reserve development) was $7.6 million in 2022, compared to favorable development of $6.5 million in 2021.

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

DOLLARS IN MILLIONS	2022	2021	2020
Net Premiums Written	$29.0	$33.7	$34.4
Earned Premiums	$31.8	$33.9	$35.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	16.6	15.9	12.3
Catastrophe Losses and LAE	0.9	1.5	6.4
Prior Years:
Non-catastrophe Losses and LAE	3.0	3.9	(4.2)
Catastrophe Losses and LAE	(0.6)	(1.6)	(0.2)
Total Incurred Losses and LAE	$19.9	$19.7	$14.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	52.3%	46.9%	34.3%
Current Year Catastrophe Losses and LAE Ratio	2.8	4.4	17.9
Prior Years Non-catastrophe Losses and LAE Ratio	9.4	11.5	(11.7)
Prior Years Catastrophe Losses and LAE Ratio	(1.9)	(4.7)	(0.6)
Total Incurred Loss and LAE Ratio	62.6%	58.1%	39.9%
2022 Compared with 2021
Earned premiums in other personal insurance decreased by $2.1 million in 2022, compared to 2021. Incurred losses and LAE were $19.9 million, or 62.6% of earned premiums, in 2022, compared to $19.7 million, or 58.1% of earned premiums, in 2021. Underlying losses and LAE as a percentage of earned premiums were 52.3% in 2022, compared to 46.9% in 2021, a deterioration of 5.4 percentage points. Catastrophe losses and LAE (excluding reserve development) were $0.9 million in 2022, compared to $1.5 million in 2021. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $2.4 million in 2022, compared to adverse development of $2.3 million in 2021.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE
Selected financial information for the Life & Health Insurance segment is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Earned Premiums	$624.4	$653.5	$648.7
Net Investment Income	216.5	202.7	198.8
Change in Value of Alternative Energy Partnership Investments	(5.3)	(15.8)	—
Other (Loss) Income	(0.6)	(1.3)	0.6
Total Revenues	835.0	839.1	848.1
Policyholders’ Benefits and Incurred Losses and LAE	432.6	469.7	442.0
Insurance Expenses	342.9	358.9	334.9
Operating Income	59.5	10.5	71.2
Income Tax (Expense) Benefit	(5.3)	17.7	(11.2)
Segment Net Operating Income	$54.2	$28.2	$60.0
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2022	Dec 31, 2021
Insurance Reserves:
Future Policyholder Benefits	$3,496.4	$3,454.1
Incurred Losses and LAE Reserves:
Life	53.3	60.7
Accident and Health	4.3	26.1
Property	2.3	3.6
Total Incurred Losses and LAE Reserves	59.9	90.4
Total Insurance Reserves	$3,556.3	$3,544.5
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

2022 Compared with 2021
The financial information for the Life & Health Insurance Segment includes the results of Reserve National through December 1, 2022, the date it was sold.
Earned Premiums in the Life & Health Insurance segment decreased by $29.1 million for the year ended December 31, 2022, compared to 2021 due primarily to lower volume on accident and health insurance products and property insurance products, partially offset by increased average premium rate on life insurance products.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Net Investment Income increased by $13.8 million in 2022, compared to 2021, due primarily to higher levels of investments in Fixed Income Securities, higher returns from Alternative Investments and higher levels of investments and rate on Company-Owned Life Insurance, partially offset by lower yields on Fixed Income Securities and lower levels of investments and yields on Equity Securities.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $5.3 million for the year ended December 31, 2022 compared to a loss of $15.8 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $2.1 million and $20.4 million for the year ended December 31, 2022 and 2021, respectively. This resulted in a net loss of $3.2 million and a net income of $4.6 million attributable to Alternative Energy Partnership Investment for the year ended December 31, 2022 and 2021, respectively.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $37.1 million in 2022, compared to 2021, due primarily to lower mortality for life insurance, lower frequency of accident and health insurance claims and lower current year property catastrophe losses and LAE.
Insurance Expenses in the Life & Health Insurance segment decreased by $16.0 million in 2022, compared to 2021, due primarily to lower commission expense and a reduction in expenses due to lower volume of accident and health insurance products and property insurance products.
Segment Net Operating Income in the Life & Health Insurance segment was $54.2 million for the year ended December 31, 2022, compared to $28.2 million in 2021.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investment tax credits, tax-exempt investment income and dividends received deductions.
Life Insurance
Selected financial information for the life insurance product line is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Earned Premiums	$405.7	$401.7	$385.7
Net Investment Income	210.0	196.8	193.3
Change in Value of Alternative Energy Partnership Investments	(4.9)	(15.0)	—
Other Income	(1.1)	(1.6)	—
Total Revenues	609.7	581.9	579.0
Policyholders’ Benefits and Incurred Losses and LAE	329.0	345.3	318.2
Insurance Expenses	237.3	235.6	218.8
Operating Income	43.4	1.0	42.0
Income Tax (Expense) Benefit	(2.3)	18.7	(5.2)
Total Product Line Net Operating Income	$41.1	$19.7	$36.8
2022 Compared with 2021
Earned premiums on life insurance increased by $4.0 million in 2022, compared to 2021, due primarily to increased average premium rate. Policyholders’ benefits and incurred losses and LAE on life insurance were $329.0 million in 2022, compared to $345.3 million in 2021, a decrease of $16.3 million due primarily to lower mortality.
Insurance Expenses increased by $1.7 million in 2022, compared to 2021, due primarily to higher volume of life insurance products.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Accident and Health Insurance
Selected financial information for the Accident and Health Insurance product line is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Earned Premiums	$168.2	$189.9	$199.3
Net Investment Income	3.3	3.6	5.0
Change in Value of Alternative Energy Partnership Investments	(0.1)	(0.3)	—
Other Income	0.5	0.3	0.6
Total Revenues	171.9	193.5	204.9
Policyholders’ Benefits and Incurred Losses and LAE	86.5	96.1	95.3
Insurance Expenses	79.1	91.6	91.9
Operating Income	6.3	5.8	17.7
Income Tax Expense	(1.1)	(0.9)	(3.6)
Total Product Line Net Operating Income	$5.2	$4.9	$14.1
2022 Compared with 2021
The financial information for the Accident and Health Insurance product line includes the results of Reserve National through December 1, 2022, the date it was sold.
Earned premiums on accident and health insurance decreased by $21.7 million in 2022, compared to 2021. This is due primarily to a lower volume of sales and the disposition of Reserve National. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $86.5 million in 2022, compared to $96.1 million in 2021 due primarily to lower frequency of claims.
Insurance expenses decreased by $12.5 million in 2022, compared to 2021, due primarily to lower volume of accident and health insurance products.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE & HEALTH INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Earned Premiums	$50.5	$61.9	$63.7
Net Investment Income	3.2	2.3	0.5
Change in Value of Alternative Energy Partnership Investments	(0.3)	(0.5)	—
Total Revenues	53.4	63.7	64.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	12.5	14.2	15.2
Catastrophe Losses and LAE	1.8	13.0	12.4
Prior Years:
Non-catastrophe Losses and LAE	1.3	1.2	0.4
Catastrophe Losses and LAE	1.5	(0.1)	0.5
Total Incurred Losses and LAE	17.1	28.3	28.5
Insurance Expenses	26.5	31.7	24.2
Operating Income	9.8	3.7	11.5
Income Tax Expense	(1.9)	(0.1)	(2.4)
Total Product Line Net Operating Income	$7.9	$3.6	$9.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	24.7%	23.0%	23.8%
Current Year Catastrophe Losses and LAE Ratio	3.6	21.0	19.5
Prior Years Non-catastrophe Losses and LAE Ratio	2.6	1.9	0.6
Prior Years Catastrophe Losses and LAE Ratio	3.0	(0.2)	0.8
Total Incurred Loss and LAE Ratio	33.9%	45.7%	44.7%
2022 Compared with 2021
Earned premiums from property insurance decreased by $11.4 million in 2022, compared to 2021, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $17.1 million, or 33.9% of earned premiums, in 2022, compared to $28.3 million, or 45.7% earned premiums, in 2021. Underlying losses and LAE were $12.5 million, or 24.7% of property insurance earned premiums, in 2022, compared to $14.2 million, or 23.0% of property insurance earned premiums, in 2021, an increase of 1.7 percentage points due primarily to higher claim severity. Catastrophe losses and LAE (excluding loss reserve development) were $1.8 million in 2022, compared to $13.0 million in 2021. Catastrophe losses and LAE decreased $11.2 million due primarily to both lower frequency of catastrophe claims and lower claim severity. Adverse loss and LAE reserve development was $2.8 million in 2022, compared to adverse development of $1.1 million in 2021.
Insurance expenses decreased $5.2 million in 2022, compared to 2021, due primarily to lower volume of property insurance products.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2022, 2021 and 2020 is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Investment Income:
Interest on Fixed Income Securities	$300.1	$277.7	$289.8
Dividends on Equity Securities Excluding Alternative Investments	6.3	15.9	15.4
Alternative Investments:
Equity Method Limited Liability Investments	31.3	56.7	4.9
Limited Liability Investments Included in Equity Securities	42.1	46.9	22.1
Total Alternative Investments	73.4	103.6	27.0
Short-term Investments	3.7	1.0	5.5
Loans to Policyholders	21.5	21.7	22.1
Real Estate	10.1	9.3	9.6
Company-Owned Life Insurance	37.9	25.7	12.9
Other	7.7	6.7	0.3
Total Investment Income	460.7	461.6	382.6
Investment Expenses:
Real Estate	7.9	9.7	8.8
Other Investment Expenses	30.2	24.6	25.6
Total Investment Expenses	38.1	34.3	34.4
Net Investment Income	$422.6	$427.3	$348.2
2022 Compared with 2021
Net Investment Income was $422.6 million and $427.3 million for the years ended December 31, 2022 and 2021, respectively. Net Investment Income decreased by $4.7 million in 2022 due primarily to lower valuations on Equity Method Limited Liability Investments, lower balances in Equity Securities, and lower rate on Fixed Income Securities, partially offset by higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.
Total Comprehensive Investment (Losses) Gains
The components of Total Comprehensive Investment (Losses) Gains for the years ended December 31, 2022, 2021 and 2020 are presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Recognized in Consolidated Statements of (Loss) Income:
(Loss) Income from Change in Fair Value of Equity and Convertible Securities	$(79.9)	$114.6	$72.1
Gains on Sales	41.3	68.0	48.3
Losses on Sales	(38.7)	(3.2)	(10.2)
Gains on Hedging Activity	1.7	—	—
Impairment Losses	(25.8)	(11.0)	(19.5)
Net (Loss) Gain Recognized in Consolidated Statements of (Loss) Income	(101.4)	168.4	90.7
Recognized in Other Comprehensive (Loss) Income	(1,541.2)	(286.6)	367.4
Total Comprehensive Investment (Losses) Gains	$(1,642.6)	$(118.2)	$458.1

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Losses increased by $1,524.4 million primarily due to to a decrease in the fair value of the Company’s fixed income bond portfolio.
(Loss) Income From Change in Fair Value of Equity and Convertible Securities
The components of (Loss) Income from Change in Fair Value of Equity and Convertible Securities for the years ended December 31, 2022 and 2021 are presented below.

DOLLARS IN MILLIONS	2022	2021
Preferred Stocks	$(8.9)	$1.9
Common Stocks	(0.4)	1.7
Other Equity Interests:
Exchange Traded Funds	(46.5)	75.8
Limited Liability Companies and Limited Partnerships	(21.2)	31.3
Total Other Equity Interests	(67.7)	107.1
(Loss) Income from Change in Fair Value of Equity Securities	(77.0)	110.7
(Loss) Income from Change in Fair Value of Convertible Securities	(2.9)	3.9
(Loss) Income from Change in Fair Value of Equity and Convertible Securities	$(79.9)	$114.6
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the year ended December 31, 2022, 2021 and 2020 are presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Fixed Maturities:
Gains on Sales	$31.6	$63.4	$40.6
Losses on Sales	(31.9)	(2.1)	(7.9)
Gains on Hedging Activity	1.7	—	—
Equity Securities:
Gains on Sales	9.7	4.1	5.9
Losses on Sales	(6.8)	(0.7)	(1.9)
Equity Method Limited Liability Investments:
Gains on Sales	—	0.4	—
Losses on Sales	—	—	(0.4)
Real Estate:
Gains on Sales	—	0.1	1.8
Losses on Sales	—	(0.4)	—
Net Realized Investment Gains	$4.3	$64.8	$38.1

Gross Gains on Sales	$41.3	$68.0	$48.3
Gross Losses on Sales	(38.7)	(3.2)	(10.2)
Gains on Hedging Activity	1.7	—	—
Net Realized Investment Gains	$4.3	$64.8	$38.1
Fixed Maturities
Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2022 primarily relate to normal portfolio management and to a lesser extent, a repositioning of the portfolio for duration extension purposes.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2021 primarily relate to normal portfolio management and to a lesser extent, a repositioning of the portfolio for duration extension purposes.
Equity Securities
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2022 primarily relate disposals of equity method limited liability investments and preferred stock.
Net Realized Gains on Sales of Equity Securities for the year ended December 31, 2021 primarily relate to transactions whereby the Company’s interests in Equity Securities at Modified Cost were acquired by other companies.
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Consolidated Statements of (Loss) Income in the period that the declines are evaluated. The components of Impairment Losses in the Consolidated Statements of (Loss) Income for the year ended December 31, 2022, 2021 and 2020 is presented below.

	2022		2021		2020
DOLLARS IN MILLIONS	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(25.8)	57	$(6.4)	17	$(16.7)	14
Equity Securities	—	—	(4.2)	13	(2.8)	2
Real Estate	—	—	(0.4)	1	—	—
Impairment Losses	$(25.8)		$(11.0)		$(19.5)
Fixed Maturities
Impairment Losses recognized in the Consolidated Statements of (Loss) Income for the year ended December 31, 2022 related primarily to investments in Fixed Maturities where the Company established an allowance for expected credit loss.
Impairment Losses recognized in the Consolidated Statements of (Loss) Income for the year ended December 31, 2021 related primarily to investments in Fixed Maturities where the Company established an allowance for expected credit loss.
Equity Securities
The Company did not recognize any Impairment Losses in the Consolidated Statements of (Loss) Income for the year ended December 31, 2022. Impairment Losses recognized in the Consolidated Statements of (Loss) Income for the year ended December 31, 2021 primarily related to investments in Equity Securities at Modified Cost where the Company had the intent or requirement to sell.
Real Estate
The Company did not recognize any Impairment Losses in the Consolidated Statements of (Loss) Income for the year ended December 31, 2022. Impairment Losses recognized in the Consolidated Statements of (Loss) Income for the year ended December 31, 2021 related to investments in Real Estate held with the intent to sell.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At December 31, 2022, approximately 95.5% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the NAIC of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at December 31, 2022 and 2021.

NAIC Rating	Rating	Dec 31, 2022		Dec 31, 2021
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,896.4	71.0%	$5,351.6	67.0%
2	BBB	1,687.4	24.5	2,215.1	27.7
3-4	BB, B	239.7	3.5	331.0	4.2
5-6	CCC or Lower	71.3	1.0	89.2	1.1
Total Investments in Fixed Maturities		$6,894.8	100.0%	$7,986.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $32.8 million and $9.0 million at December 31, 2022 and 2021, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2022 and 2021.

	Dec 31, 2022		Dec 31, 2021
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$528.0	6.0%	$637.4	6.1%
States and Political Subdivisions:
Revenue Bonds	1,324.3	15.1	1,516.1	14.6
States	143.8	1.6	235.8	2.3
Political Subdivisions	100.8	1.1	138.2	1.3
Foreign Governments	4.1	—	5.5	0.1
Total Investments in Governmental Fixed Maturities	$2,101.0	23.8%	$2,533.0	24.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2022 and 2021.

	Dec 31, 2022		Dec 31, 2021
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,007.5	22.8%	$1,996.7	19.2%
Manufacturing	1,085.9	12.4	1,571.0	15.1
Transportation, Communication and Utilities	733.7	8.3	815.8	7.9
Services	602.4	6.9	617.5	5.9
Mining	173.3	2.0	254.3	2.4
Retail Trade	165.1	1.9	171.4	1.7
Construction	11.7	0.1	13.1	0.1
Other	14.2	0.2	14.1	0.1
Total Investments in Non-governmental Fixed Maturities	$4,793.8	54.6%	$5,453.9	52.4%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2022.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	821	$1,548.1
$5 -$10	185	1,398.1
$10 - $20	98	1,337.2
$20 - $30	18	433.5
Greater Than $30	2	76.9
Total	1,124	$4,793.8
The Company’s short-term investments primarily consist of money market funds and short term bonds. At December 31, 2022, the Company had $250.3 million invested in money market funds which primarily invest in U.S. Treasury securities and $28.1 million invested in U.S. treasury bills and short-term bonds.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investment, at December 31, 2022.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$139.0	1.6%
California	126.7	1.4
New York	85.8	1.0
Michigan	83.9	1.0
Georgia	78.5	0.9
Louisiana	64.3	0.7
Pennsylvania	60.9	0.7
Florida	57.1	0.6
Colorado	50.5	0.6
Massachusetts	47.9	0.5
Total	$794.6	9.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity, Interests, and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at December 31, 2022 and 2021 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2022	Dec 31, 2022	Dec 31, 2021
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$51.6	$114.3	$120.0
Senior Debt	42.0	21.6	27.5
Distressed Debt	—	9.4	21.7
Secondary Transactions	1.7	9.3	11.7
Leveraged Buyout	0.6	8.9	8.7
Growth Equity	—	1.2	0.7
Real Estate	—	43.3	29.9
Hedge Fund	—	0.5	8.7
Other	—	8.5	13.0
Total Equity Method Limited Liability Investments	95.9	217.0	241.9

Alternative Energy Partnership Investments	—	16.3	39.6

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	56.0	106.0	129.3
Senior Debt	6.0	21.9	29.9
Distressed Debt	13.0	12.5	44.9
Secondary Transactions	4.2	3.5	4.0
Hedge Funds	—	18.1	82.7
Leveraged Buyout	9.0	21.6	32.2
Growth Equity	7.9	5.4	2.0
Other	0.2	0.1	—
Total Reported as Other Equity Interests at Fair Value	96.3	189.1	325.0
Reported as Equity Securities at Modified Cost:
Other	—	8.3	7.7
Total Reported as Equity Securities at Modified Cost	—	8.3	7.7
Total Investments in Limited Liability Companies and Limited Partnerships	$192.2	$430.7	$614.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INSURANCE, INTEREST AND OTHER EXPENSES
Expenses for the year ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Insurance Expenses:
Commissions	$724.8	$817.6	$745.8
General Expenses	358.4	339.5	307.4
Taxes, Licenses and Fees	99.5	104.3	94.2
Total Costs Incurred	1,182.7	1,261.4	1,147.4
Net Policy Acquisition Costs Amortized (Deferred)	13.8	(88.3)	(51.6)
Amortization of Value of Business Acquired (“VOBA”)	4.1	45.0	4.7
Insurance Expenses	1,200.6	1,218.1	1,100.5
Loss from Early Extinguishment of Debt	3.7	—	—
Interest and Other Expenses:
Interest Expense	54.7	43.6	36.0
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	62.9	43.9	63.3
Pension Settlement Expense	—	—	64.1
Other	140.0	131.9	108.1
Other Expenses	202.9	175.8	235.5
Interest and Other Expenses	257.6	219.4	271.5
Total Expenses	$1,461.9	$1,437.5	$1,372.0
Insurance Expenses
Insurance Expenses decreased by $17.5 million for the year ended December 31, 2022, compared to 2021, due primarily to net amortization of policy acquisition costs as the acquisition of AAC led to higher deferrals in 2021. This is partially offset by a corresponding decrease in the amortization of VOBA from the acquisition of AAC and lower commissions as premium growth has slowed due to ongoing profit improvement actions.
Interest and Other Expenses
Interest expense increased by $11.1 million for the year ended December 31, 2022, compared to 2021, due primarily to the addition of the 2032 Senior Notes and the 2062 Junior Debentures in 2022. See MD&A, “Liquidity and Capital Resources,” and Note 21, “Debt,” to the Consolidated Financial Statements for additional discussion of debt activity.
Other Expenses increased by $27.1 million for the year ended December 31, 2022, compared to 2021, due primarily to higher restructuring expenses, loss on the sale of Reserve National, and goodwill impairment.
INCOME TAXES
The federal corporate statutory income tax rate was 21% for the year ended December 31, 2022 and 2021. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, (5) a permanent difference associated with nondeductible executive compensation, and (6) taxes related to sold subsidiaries.
The Inflation Reduction Act (the "Law") was signed into law on August 16, 2022, which will become generally effective on January 1, 2023. Included in the provisions of the Law are various changes to the tax code, including the establishment of a Corporate Alternative Minimum tax. The Company has evaluated the provisions of the Law and does not expect a material impact. The Company will continue to monitor guidance as it is released by the Internal Revenue Service (“IRS”) and United States Treasury.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES (Continued)
Tax-exempt investment income and dividends received deductions were $25.1 million and $21.8 million for the years ended December 31, 2022 and 2021, respectively. The nontaxable increase in cash surrender value on Company-Owned Life Insurance (“COLI”) was $37.9 million and $25.7 million for the years ended December 31, 2022 and 2021, respectively. The Company realized net investment and general business tax credits of $6.5 million and $66.1 million for the years ended December 31, 2022 and 2021, respectively. The amount of expense recognized for long-term equity-based compensation expense under U.S. GAAP was $6.3 million higher than the amount that would be deductible under the Internal Revenue Code (“IRC”) for the year ended December 31, 2022, compared to $1.3 million lower for the same period in 2021. The amount of nondeductible executive compensation was $7.3 million and $13.0 million for the years ended December 31, 2022 and 2021, respectively. The amount of tax expense recognized related to sold subsidiaries was $11.5 million for the year ended December 31, 2022, compared to none for the same period in 2021.
See Note 25, “Income Taxes,” to the Consolidated Financial Statements for additional discussion of income taxes.
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
Common Stock Offering
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2022 and 2021. There were 63,912,762 shares and 63,684,628 shares of common stock outstanding at December 31, 2022 and 2021, respectively.
Long-term Debt
From time to time, the Company looks to opportunistically raise capital in the debt markets. The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at December 31, 2022 and December 31, 2021 was:

(Dollars in Millions)	Dec 31, 2022	Dec 31, 2021
Senior Notes
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.3	449.0
2.400% Senior Notes due September 30, 2030	396.6	396.2
3.800% Senior Notes due February 23, 2032	395.5	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	145.5	—
Total Long-term Debt Outstanding	$1,386.9	$1,121.9
See Note 21, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Amended and Extended Credit Agreement and Term Loan Facility
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either December 31, 2022 or December 31, 2021.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”), American Access Casualty Company (“AAC”), and Alliance United Insurance Company (“Alliance”) are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas, Chicago, and San Francisco, respectively. American Access Casualty Company became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Alliance became a member of the FHLB of San Francisco in August 2020. Under their memberships, United Insurance, Trinity, AAC, and Alliance may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity, AAC, and Alliance must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $17.5 million and $11.8 million at December 31, 2022 and December 31, 2021, respectively. The carrying value of FHLB of Dallas common stock was $3.4 million and $3.4 million at December 31, 2022 and December 31, 2021, respectively. The carrying value of FHLB of San Francisco common stock was $1.4 million and $1.7 million at December 31, 2022 and December 31, 2021, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During 2022, United Insurance received advances of $415.8 million from the FHLB of Chicago and made repayments of $216.7 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $601.0 million at December 31, 2022. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $744.6 million at December 31, 2022. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 20, “Policyholder Obligations,” to the Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company did not repurchase any of its common stock in 2022. The Company repurchased approximately $161.7 million and $110.4 million of stock at an average cost per share of $77.58 and $68.29 in 2021 and 2020, respectively. As of December 31, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.31 per common share for each quarter of 2022 and $0.31 per common share for each quarter of 2021, respectively. Dividends and dividend equivalents paid were $79.7 million and $80.6 million for the years ended December 31, 2022 and 2021, respectively.
Subsidiary Dividends and Capital Contributions
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $311.7 million, $347.0 million and $322.0 million in dividends to Kemper in 2022, 2021 and 2020, respectively. In 2023, Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $108.9 million in dividends to Kemper without prior regulatory approval.
Kemper made capital contributions to insurance subsidiaries of $270.0 million and $126.0 million during 2022 and 2021, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Sources and Uses of Funds
The Company directly held cash and investments totaling $417.6 million at December 31, 2022, compared to $233.9 million at December 31, 2021.
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
Information about the Company’s cash flows for the years ended December 31, 2022, 2021 and 2020 is presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Net Cash (Used in) Provided by Operating Activities	$(210.3)	$350.7	$448.0
Net Cash Used in Investing Activities	(108.4)	(118.2)	(757.0)
Net Cash Provided by (Used in) Financing Activities	382.9	(290.4)	378.3
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Cash (Used in) Provided by Operating Activities

Net cash used by Operating Activities was $210.3 million in 2022, compared to $350.7 million generated in 2021, a decrease of $561.0 million. Cash from operating activities decreased primarily due to higher paid losses within the P&C business in 2022 due to an increase in frequency and rising loss costs from increased severity trends caused by rising inflation and supply chain constraints.

Cash Used in Investing Activities

Net cash used by Investing Activities was $108.4 million in 2022, compared to $118.2 million used in 2021, a year over year increase of $9.8 million. This was primarily due to lower net sales of short term investments. Net sales of short term investments in 2021 were primarily used to fund the purchase of AAC and the repurchase of Kemper common stock. Proceeds from the sale of equity securities increased as the Company shifted its investment portfolio more heavily to fixed maturities. This was partially offset by proceeds from the sale of Reserve National and Infinity Security.

Cash Provided by (Used in) Financing Activities

Net cash provided by Financing Activities was $382.9 million in 2022, compared to cash used by financing activities of $290.4 million in 2021, a year over year increase of $673.3 million. This was primarily due to the issuance of the 2032 Senior
Notes and 2062 Junior Debentures, share repurchases in 2021, and increased net advances under the FHLB spread-lending

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

program due to a more attractive interest rate environment in 2022. These were partially of offset by the redemption of the 2022 Senior Notes.

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2022 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2023 to Dec 31, 2023	Jan 1, 2024 to Dec 31, 2025	Jan 1, 2026 to Dec 31, 2027	After Dec 31, 2027	Total
Long Term Debt Obligations	$—	$449.3	$—	$937.6	$1,386.9
Life and Health Insurance Policy Benefits	284.5	555.3	527.5	8,260.2	9,627.5
Property and Casualty Insurance Reserves	1,918.8	688.5	105.0	44.6	2,756.9
Total Contractual Obligations	$2,203.3	$1,693.1	$632.5	$9,242.4	$13,771.3
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $5.3 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheets at December 31, 2022.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $192.2 million at December 31, 2022. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, valuation of pension benefit obligations, and recoverability of deferred tax assets.
Valuation of Investments
The reported value of the Company’s investments was $8,789.5 million at December 31, 2022, of which $7,183.0 million, or 82%, was reported at fair value, $233.3 million, or 3%, was reported under the equity method of accounting, $374.5 million, or 4%, was reported at unpaid principal balance and $998.7 million, or 11%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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
The fair value of the Company’s investments measured and reported at fair value was $7,183.0 million at December 31, 2022, of which $6,763.9 million, or 94%, were investments that were based on quoted market prices or significant value drivers that are observable, $230.0 million, or 3%, were investments where at least one significant value driver was unobservable and $189.1 million or 3% were investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2022 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features which are recorded on the Consolidated Balance Sheets as Convertible Securities. Accordingly, both the reported and fair values of the Company’s investments in Convertible Securities accounted for under the fair value option method of accounting were $43.3 million at December 31, 2022. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2022. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive (Loss) Income (“AOCI”) until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $6,894.8 million at December 31, 2022.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $243.2 million at December 31, 2022. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
The Company’s portfolio also includes investments in Alternative Energy Partnerships that are accounted for under the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to investors reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these funds. Attributing income and loss under the HLBV method requires the use of significant assumptions and forecasts to calculate the amounts that fund investors would receive upon a hypothetical liquidation. See Note 1 “Basis of Presentation and Significant Estimates” to the Consolidated Financial Statements for additional information.
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net loss for the year ended December 31, 2022, would have increased by $1,216.3 million.
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
•Current market conditions;
•Changes in credit ratings; and
•Changes in the regulatory environment.

Changes in these factors from their December 31, 2022 evaluation date could result in the Company determining that a decline in the fair value exists for an investment held and evaluated at December 31, 2022. Such determination would result in an impairment loss in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $2,756.9 million and $2,772.7 million of gross loss and LAE reserves at December 31, 2022 and 2021, respectively.
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2022 and 2021 were:

DOLLARS IN MILLIONS	2022	2021
Business Segments:
Specialty Property & Casualty Insurance	$2,321.1	$2,319.7
Preferred Property & Casualty Insurance	419.1	433.2
Life & Health Insurance	2.3	3.6
Total Business Segments	2,742.5	2,756.5
Unallocated Reserves	14.4	16.2
Total Property and Casualty Insurance Reserves	$2,756.9	$2,772.7
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain, and the actual ultimate cost of known and unknown claims may vary materially from the estimated amounts reserved.
The Company’s actuaries conduct a comprehensive quarterly loss reserve review for each product line of business based on a variety of methodologies in accordance with Actuarial Standards of Practice. A reasonable range of unpaid loss estimates is derived from, but not limited to, the following methodologies:

•Incurred Loss Development Methodology;
•Paid Loss Development Methodology;
•Bornhuetter-Ferguson Incurred Loss Methodology;
•Bornhuetter-Ferguson Paid Loss Methodology; and
•Frequency and Severity Methodology.
The actuarial best estimate for each product line of business for ultimate losses and LAE represents an expected value considering a range of reasonable outcomes.

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
•Changes to claims practices, including, but not limited to, changes in the reporting and impact of large losses, timing of reported claims, changes in claims closing and re-opening patterns, adequacy of case reserves.
•Implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;
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
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that its specialty personal automobile insurance loss and LAE reserves could have varied by $178.9 million in either direction at December 31, 2022 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2022 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a quantitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2022. The quantitative assessment compares the estimated fair value of a reporting unit to its carrying value to determine if there is an impairment of goodwill. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions by the Company. The estimates and assumptions included, but were not limited to, projections of future cash flows, operating results, discount rates, investment yields and market conditions. Such projections are inherently uncertain and, accordingly, actual future results may differ materially from the Company’s projections. For each reporting unit tested, with the exception of Reserve National Insurance Company (“Reserve National”), which was sold during 2022, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable. Goodwill attributed to Reserve National as part of the entity’s sale in 2022 was separately tested for recoverability which resulted in goodwill impairment of $11.4 million, $6.9 million of which was recognized in the fourth quarter of 2022. See Note 13, “Goodwill and Intangibles,” for more information.
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
A change in any one or more of these assumptions is likely to result in a projected benefit obligation or pension cost that differs from the actuarial estimates at December 31, 2022. Such changes in estimates may be material.
Recoverability of Deferred Tax Assets
The evaluation of the recoverability of our deferred tax assets and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.
Recent events, including changes in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the deferred tax assets, we have considered forecasts of future income for each of our businesses, inclusive of the impact of rate increases as well as assumptions about future macro-economic and other specific conditions and events, and any impact these conditions and events may have on our

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP recognized by the FASB that is applicable to the Company. The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in the FASB ASC.
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2023. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements, which were not material. For all recently issued accounting pronouncements with effective dates after December 31, 2022, the Company does not expect adoption to have a material impact on its financial statements, with the exception of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.

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
For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive financial instruments are generally classified as held for purposes other than trading. The Company has no significant holdings of financial instruments acquired for trading purposes. As of December 31, 2022 the Company had $105.0 million notional amount of derivatives holdings.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2022 and 2021 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2022 and 2021. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2022 and 2021. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2022 and 2021, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.41 and 0.68 at December 31, 2022 and 2021, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The Equity Securities at Fair Value portfolio’s weighted-average beta was calculated using each security’s assumed forward looking betas based on underlying investment characteristics weighted by the fair value of such securities as of December 31, 2022 and 2021. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2022 and 2021.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. (Continued)

The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2022 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,894.8	$(503.3)	$—	$(503.3)
Investments in Equity Securities	243.2	(1.2)	(24.7)	(25.9)
LIABILITIES
Debt	$1,195.1	$58.7	$—	$58.7
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2021 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$7,986.9	$(643.8)	$—	$(643.8)
Investments in Equity Securities	830.6	(2.1)	(160.0)	(162.1)
LIABILITIES
Debt	$1,152.1	$47.1	$—	$47.1
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	For the Year Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2022	2021	2020
Revenues:
Earned Premiums	$5,266.3	$5,253.7	$4,672.2
Net Investment Income	422.6	427.3	348.2
Change in Value of Alternative Energy Partnership Investments	(19.9)	(61.2)	—
Other Income	9.2	4.8	94.6
(Loss) Income from Change in Fair Value of Equity and Convertible Securities	(79.9)	114.6	72.1
Net Realized Investment Gains	4.3	64.8	38.1
Impairment Losses	(25.8)	(11.0)	(19.5)
Total Revenues	5,576.8	5,793.0	5,205.7
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	4,504.4	4,600.8	3,323.6
Insurance Expenses	1,200.6	1,218.1	1,100.5
Loss from Early Extinguishment of Debt	3.7	—	—
Interest and Other Expenses	257.6	219.4	271.5
Total Expenses	5,966.3	6,038.3	4,695.6
(Loss) Income before Income Taxes	(389.5)	(245.3)	510.1
Income Tax Benefit (Expense)	88.3	124.8	(100.2)
Net (Loss) Income	$(301.2)	$(120.5)	$409.9
Net (Loss) Income Per Unrestricted Share:
Basic	$(4.72)	$(1.87)	$6.24
Diluted	$(4.72)	$(1.87)	$6.14
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2022	2021	2020
Net (Loss) Income	$(301.2)	$(120.5)	$409.9

Other Comprehensive (Loss) Income Before Income Taxes:
Changes in Net Unrealized Holding (Losses) Gains on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of (Loss) Income	(1,551.1)	(284.5)	369.9
Credit Losses Recognized in Consolidated Statements of (Loss) Income	1.9	(2.0)	(2.6)
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	18.9	(8.8)	70.2
Gain on Cash Flow Hedges	5.9	0.5	0.4
Other Comprehensive (Loss) Income Before Income Taxes	(1,524.4)	(294.8)	437.9
Other Comprehensive Income Tax Benefit (Expense)	320.3	62.4	(93.5)
Other Comprehensive (Loss) Income, Net of Taxes	(1,204.1)	(232.4)	344.4
Total Comprehensive (Loss) Income	$(1,505.3)	$(352.9)	$754.3
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2022	2021
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2022 - $7,811.8; 2021 - $7,358.2 Allowance for Credit Losses: 2022 - $9.6; 2021 - $7.5)	$6,894.8	$7,986.9
Equity Securities at Fair Value (Cost: 2022 - $247.6; 2021 - $618.7)	243.2	830.6
Equity Method Limited Liability Investments	217.0	241.9
Alternative Energy Partnership Investments	16.3	39.6
Short-term Investments at Cost which Approximates Fair Value	278.4	284.1
Company-Owned Life Insurance	586.5	448.1
Loans to Policyholders	283.4	286.2
Other Investments	269.9	270.0
Total Investments	8,789.5	10,387.4
Cash	212.4	148.2
Receivables from Policyholders (Allowance for Credit Losses: 2022 - $13.1; 2021 - $13.6)	1,286.6	1,418.7
Other Receivables	262.6	207.3
Deferred Policy Acquisition Costs	625.6	677.6
Goodwill	1,300.3	1,312.0
Current Income Tax Assets	167.6	173.1
Deferred Income Tax Assets	189.4	—
Other Assets	530.0	592.2
Total Assets	$13,364.0	$14,916.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,554.0	$3,540.9
Property and Casualty	2,756.9	2,772.7
Total Insurance Reserves	6,310.9	6,313.6
Unearned Premiums	1,704.4	1,898.7
Policyholder Obligations	701.3	504.0
Deferred Income Tax Liabilities	—	227.0
Accrued Expenses and Other Liabilities	817.3	843.6
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2022 - $1,195.1; 2021 - $1,152.1)	1,386.9	1,121.9
Total Liabilities	10,920.8	10,908.8
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,912,762 Shares Issued and Outstanding at December 31, 2022 and 63,684,628 Shares Issued and Outstanding at December 31, 2021	6.4	6.4
Paid-in Capital	1,812.7	1,790.7
Retained Earnings	1,380.1	1,762.5
Accumulated Other Comprehensive (Loss) Income	(756.0)	448.1
Total Shareholders’ Equity	2,443.2	4,007.7
Total Liabilities and Shareholders’ Equity	$13,364.0	$14,916.5
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2022	2021	2020
Cash Flows from Operating Activities:
Net (Loss) Income	$(301.2)	$(120.5)	$409.9
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Net Realized Investment Gains	(4.3)	(64.8)	(38.1)
Impairment Losses	25.8	11.0	19.5
Depreciation and Amortization of Property, Equipment and Software	50.5	46.3	36.2
Amortization of Intangible Assets Acquired	20.4	53.5	18.8
Settlement Costs Related to Defined Benefit Pension Plan	—	—	64.1
Loss from Early Extinguishment of Debt	3.7	—	—
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(9.5)	(33.5)	(4.0)
Loss from Change in Value of Alternative Energy Partnership Investments	19.9	61.2	—
Decrease (Increase) in Value of Equity and Convertible Securities	79.9	(114.6)	(72.1)
Changes in:
Receivables from Policyholders	129.4	(75.2)	(77.4)
Reinsurance Recoverables	(1.9)	20.6	16.8
Deferred Policy Acquisition Costs	13.8	(88.3)	(52.3)
Insurance Reserves	45.4	623.1	38.3
Unearned Premiums	(183.5)	105.9	69.6
Income Taxes	(87.5)	(163.1)	46.5
Other Assets and Liabilities	(11.2)	89.1	(27.8)
Net Cash (Used in) Provided by Operating Activities	(210.3)	350.7	448.0
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	1,295.5	1,388.9	972.4
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	536.0	316.6	434.4
Real Estate Investments	—	8.0	5.4
Mortgage Loans	91.3	70.8	25.5
Other Investments	52.1	47.5	45.2
Purchases of Investments:
Fixed Maturities	(1,815.8)	(1,825.4)	(1,293.3)
Equity Securities	(58.9)	(124.3)	(319.1)
Real Estate Investments	(3.1)	(5.1)	(0.5)
Corporate-Owned Life Insurance	(110.0)	(100.0)	(100.0)
Mortgage Loans	(81.1)	(119.9)	(52.7)
Other Investments	(13.0)	(104.9)	(43.5)
Net Sales (Purchases) of Short-term Investments	6.1	687.2	(390.8)
Acquisition of Business, Net of Cash Acquired	—	(316.6)	—
Sales of Businesses, Net of Cash Disposed	14.8	—	—
Acquisition of Software and Long-lived Assets	(30.8)	(57.8)	(53.4)
Other	8.5	16.8	13.4
Net Cash Used in Investing Activities	(108.4)	(118.2)	(757.0)
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2022	2021	2020
Net Cash Provided Used in Investing Activities (Carryforward from page 71)	(108.4)	(118.2)	(757.0)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(280.0)	(50.0)	—
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	396.3	—	—
Issuance Fees on 3.800% Senior Notes due February 23, 2032	(1.2)	—	—
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.6	—	—
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	(0.9)	—	—
Proceeds from Issuance of 2.400% Senior Notes due September 30, 2030	—	—	396.8
Issuance Fees on 2.400% Senior Notes due September 30, 2030	—	—	(1.2)
Proceeds from Policyholder Contract Obligations	335.5	386.8	467.0
Repayment of Policyholder Contract Obligations	(138.2)	(394.0)	(304.8)
Proceeds from Shares Issued under Employee Stock Purchase Plan	4.9	5.4	4.4
Common Stock Repurchases	—	(161.7)	(110.4)
Dividends Paid	(79.7)	(80.6)	(78.9)
Other	0.6	3.7	5.4
Net Cash Provided by (Used in) Financing Activities	382.9	(290.4)	378.3

Net increase (decrease) in cash	64.2	(57.9)	69.3
Cash, Beginning of Year	148.2	206.1	136.8
Cash, End of Year	$212.4	$148.2	$206.1
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Year Ended December 31, 2022, 2021 and 2020
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2019	66.7	$6.7	$1,819.2	$1,810.3	$336.1	$3,972.3
Net Income	—	—	—	409.9	—	409.9
Other Comprehensive Income, Net of Taxes (Note 15)	—	—	—	—	344.4	344.4
Cash Dividends and Dividend Equivalents to Shareholders ($1.20 per share)	—	—	—	(79.4)	—	(79.4)
Issuances of Common Stock (Note 16)	(1.6)	(0.2)	(44.2)	(66.0)	—	(110.4)
Shares Issued Under Employee Stock Purchase Plan (Note 16)	—	—	4.4	—	—	4.4
Equity-based Compensation Cost (Note 19)	—	—	24.9	—	—	24.9
Equity-based Awards, Net of Shares Exchanged (Note 19)	0.3	—	0.9	(3.6)	—	(2.7)
BALANCE, DECEMBER 31, 2020	65.4	$6.5	$1,805.2	$2,071.2	$680.5	$4,563.4
Net Loss	—	—	—	(120.5)	—	(120.5)
Other Comprehensive Loss, Net of Taxes (Note 15)	—	—	—	—	(232.4)	(232.4)
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(81.0)	—	(81.0)
Repurchases of Common Stock (Note 16)	(2.1)	(0.2)	(57.8)	(103.7)	—	(161.7)
Shares Issued Under Employee Stock Purchase Plan (Note 16)	0.1	—	5.4	—	—	5.4
Equity-based Compensation Cost (Note 19)	—	—	37.0	—	—	37.0
Equity-based Awards, Net of Shares Exchanged (Note 19)	0.3	0.1	0.9	(3.5)	—	(2.5)
BALANCE, DECEMBER 31, 2021	63.7	$6.4	$1,790.7	$1,762.5	$448.1	$4,007.7
Net Loss	—	—	—	(301.2)	—	(301.2)
Other Comprehensive Loss, Net of Taxes (Note 15)	—	—	—	—	(1,204.1)	(1,204.1)
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.4)	—	(80.4)
Shares Issued Under Employee Stock Purchase Plan (Note 16)	0.1	—	4.9	—	—	4.9
Equity-based Compensation Cost (Note 19)	—	—	17.7	—	—	17.7
Equity-based Awards, Net of Shares Exchanged (Note 19)	0.1	—	(0.6)	(0.8)	—	(1.4)
BALANCE, DECEMBER 31, 2022	63.9	$6.4	$1,812.7	$1,380.1	$(756.0)	$2,443.2
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES
The Consolidated Financial Statements include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty, life subsidiaries and a health subsidiary through the date of its sale of December 1, 2022 (collectively referred to herein as the “Company”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated.
Periodically, Kemper may acquire an additional company which then becomes one of the various subsidiaries of Kemper. When an acquisition occurs, Kemper will include the results of the acquired company in the consolidated financial results from the date of its acquisition and forward. When a disposition occurs, Kemper will include the results of the disposed subsidiary in the consolidated financial results prior to the date of sale.
In 2021, the Company elected to begin displaying its investments in Alternative Energy Partnerships in the Consolidated Statements of (Loss) Income and Consolidated Balance Sheets as Change in Value of Alternative Energy Partnership Investments and Alternative Energy Partnership Investments, respectively. These were previously reported in Equity Method Limited Liability Investments on the Consolidated Balance Sheets. Impacts to prior period presentation are not material.
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
The process of estimating and establishing reserves for losses and loss adjustment expenses (“LAE”) for property and casualty insurance is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim costs differing from the estimated reserve. Changes in such estimates may be material and would be recognized in the Consolidated Financial Statements when such estimates change.
The process of determining whether an asset is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Projections are inherently uncertain, and, accordingly, actual future cash flows and operating results may differ materially from those projected. As a result, the Company’s assessment of the impairment of long-lived assets and recoverability of deferred tax assets is susceptible to the risk inherent in making such projections.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES
Investments
Investments in Fixed Maturities include bonds, notes and redeemable preferred stocks. Investments in Fixed Maturities are classified as available for sale and reported at fair value. Net Investment Income, including amortization of purchased premiums and accretion of market discounts, on Investments in Fixed Maturities is recognized as interest over the period that it is earned using the effective yield method. Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities classified as available for sale is reported in Accumulated Other Comprehensive (Loss) Income (“AOCI”) included in Shareholders’ Equity.
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, money market mutual funds and limited liability companies, and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets. The changes in the fair value of such equity securities are reported in the Consolidated Statements of (Loss) Income. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting whereby changes in net asset values (“NAV”) are recorded in Net Investment Income in the Consolidated Statements of (Loss) Income. Certain partnerships for which results are not available on a timely basis are reported on a lag.
Investments in Alternative Energy Partnerships are measured using the HLBV method of equity method accounting whereby changes in the estimated amount the Company would receive upon the liquidation and distribution of the equity investment’s net assets are recorded in Net Investment Income. Tax credits allocated from investments in Alternative Energy Partnerships are recognized using the flow-through method, where credits are recorded as a reduction to tax expense in the period earned. Differences in the basis calculated under tax law and GAAP are recognized using the income statement approach, where basis differences are recorded to Income Tax Benefit (Expense) immediately, rather than deferred as adjustments to the carrying value of the asset. Certain partnerships for which results are not available on a timely basis are reported on a lag.
Short-term Investments include certificates of deposit and other fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and overnight interest-bearing accounts. Short-term Investments are reported at cost, which approximates fair value.
Company-Owned Life Insurance (“COLI”) is reported at cash surrender value with changes due to cost of insurance and investment experience reported in Net Investment Income in the Consolidated Statements of (Loss) Income.
Loans to Policyholders are carried at unpaid principal balance.
Other Investments primarily include Equity Securities at Modified Cost, Convertible Securities at Fair Value, Real Estate and Mortgage Loans. Equity Securities at Modified Cost do not have readily determinable fair values and are held at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Investments in Convertible Securities include fixed maturities with equity conversion features. The Company has elected the fair value option method of accounting for investments in Convertible Securities and records Convertible Securities at fair value on the Consolidated Balance Sheets. Real Estate is carried at cost, net of accumulated depreciation. Real Estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real Estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment loss on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows as well as the fair value, or, in the case of a property classified as held for sale, when the carrying value exceeds the fair value, net of costs to sell. Mortgage Loans are carried at amortized cost, net of a reserve for expected credit losses as applicable.
Investments in Fixed Maturities - Impairment Losses
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
Any increase or decrease in the expected allowance for credit losses related to investments is recognized in Impairment Losses. The expected allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis and is adjusted for any additional expected credit losses or subsequent recoveries. The amortized cost basis of the investment is not adjusted for the expected allowance for credit loss. The impairment related to other factors (non-credit related) is reported in Other Comprehensive (Loss) Income, net of applicable taxes.
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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance contracts and short-duration health insurance contracts are amortized over the period in which premiums are earned. Costs deferred on traditional life insurance products and other long-duration insurance contracts are primarily amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the annual premiums to the total premiums anticipated, which is estimated using the same assumptions used in calculating policy reserves.
Goodwill
The cost of an acquired entity over the fair value of net assets acquired is reported as Goodwill. Goodwill is not amortized, but rather is tested for recoverability annually or when certain triggering events require testing.
Insurance Reserves
Reserves for losses and LAE on property and casualty insurance coverage and health insurance coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid at the end of any given accounting period. Such estimates are based on individual case estimates for

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
reported claims and estimates for incurred but not reported (“IBNR”) losses, including expected development on reported claims. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of (Loss) Income in the period of change. Changes in such estimates may be material.
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
Other Receivables
Other Receivables primarily include reinsurance recoverables, accrued investment income, ceded reinsurance reserves and receivables from limited liability investments and investments in partnerships. Reinsurance Recoverables were $39.6 million and $41.9 million at December 31, 2022 and 2021, respectively. Accrued Investment Income was $94.3 million and $79.6 million at December 31, 2022 and 2021, respectively. Ceded Reinsurance Reserves were $41.2 million and $42.1 million at December 31, 2022 and 2021, respectively. Receivables from limited liability investments and investments in partnerships were $35.2 million and $2.6 million at December 31, 2022 and 2021, respectively.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $15.4 million and $19.0 million at December 31, 2022 and 2021, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships were $2.7 million and $5.7 million at December 31, 2022 and 2021, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships were $50.6 million and $58.0 million at December 31, 2022 and 2021, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include drafts payable, accrued salaries and commissions, pension benefits, postretirement medical benefits, lease liability and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short-duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. The Company performs a premium deficiency analysis typically at a segment level, namely Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance, which is consistent with the manner in which the Company acquires and services policies and measures profitability. Anticipated investment income is included in this analysis. A premium deficiency is recognized when the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums by first reducing related deferred policy acquisition costs to an amount, but not below zero, at which the premium deficiency would not exist. If a premium deficiency remains after first reducing deferred policy acquisition costs, a premium deficiency reserve is established and reported as a liability in the Consolidated Financial Statements.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance, if any, is maintained for the portion of deferred income tax assets that the Company does not expect to recover. Increases, if any, in the valuation allowance for deferred income tax assets are recognized as Income Tax Benefit (Expense). Decreases, if any, in the valuation allowance for deferred income tax assets are generally recognized as income tax benefit. The effect on deferred income tax assets and liabilities of a change in tax law including a change in tax rates is recognized in income from operations in the period in which the change is enacted.
The Company reports a liability for unrecognized tax benefits, if any, resulting from uncertain tax positions taken, or expected to be taken, in an income tax return, if any. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Benefit (Expense).
Premium Deficiency
Commencing in 2022, the Company began including anticipated net investment income in the premium deficiency analysis performed at the Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments. The Company believes this accounting principle change is preferable as it best reflects the ultimate profitability of an insurance contract in using all cash flows from the in-force policies, inclusive of related investment income, and provides improved comparability with industry peers. This accounting principle change had no impact on the results of the premium deficiency analysis in prior periods presented.

Company-Owned Life Insurance

In 2022, the Company has elected to separately display its investments in Company-Owned Life Insurance (“COLI”) and Loans to Policyholders on the Consolidated Balance Sheets. These were previously reported in Other Investments on the Consolidated Balance Sheets.

Adoption of New Accounting Guidance
Guidance Adopted in 2022
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2023. There were no adoptions of such accounting pronouncements during the year ended December 31, 2022 that had a material impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Guidance Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. ASU 2018-12 amends the accounting model for certain long-duration insurance contracts and requires the insurer to provide additional disclosures in annual and interim reporting periods. In November 2020, the FASB issued ASU 2020-11 which deferred the effective date of ASU 2018-12 by one year for public business entities. ASU 2018-12 is now effective for fiscal years beginning after December 15, 2022, and interim periods within those annual periods. The amendments in ASU 2018-12 (i) require cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited pay long-duration contracts to be updated at least annually with the recognition and remeasurement recorded in net income. It also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting period, and recognized in other comprehensive income, (ii) simplify the amortization of deferred acquisition costs to be amortized on a constant level basis over the expected term of the contract, (iii) require all market risk benefits to be measured at fair value, and (iv) enhance certain presentation and disclosure requirements which include disaggregated rollforwards for liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, deferred acquisition costs, and information about significant inputs, judgments and methods used in the measurement. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method, with a transition date of the earliest period presented, January 1, 2021. Using this transition method, the Company estimates the after-tax impact as of the transition date will be a decrease to Shareholders’ Equity of approximately $1.0 billion to $1.1 billion. The most significant driver of the transition adjustment will be the effect of

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
updating the discount rate assumption to reflect an upper-medium grade fixed-income instrument yield, which will be generally equivalent to a single-A rated corporate bond interest rate. Holding all else equal, but using the discount rates as of December 31, 2022, the after-tax transition impact would have been an increase in Shareholders’ Equity due to the change in reserves of approximately $130.0 million to $230.0 million. The discount rate impact to AOCI would reflect the impact of both the change in future policy benefits and the change in the fair value of invested assets, with the impact to the fair value of invested assets not included in the range above. Adoption will also significantly expand the Company’s disclosures, and will have an impact on systems, processes, and controls.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. The Company is currently evaluating the impact of the TDR guidance on its financial statements. The vintage disclosure guidance is not applicable.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 3. NET (LOSS) INCOME PER UNRESTRICTED SHARE
The Company’s awards of deferred stock units granted to Kemper’s non-employee directors prior to 2019 contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator used in the calculation of Basic Net (Loss) Income Per Unrestricted Share and Diluted Net (Loss) Income Per Unrestricted Share for the years ended December 31, 2022, 2021 and 2020 is presented below.

	2022	2021	2020
DOLLARS IN MILLIONS
Net (Loss) Income	$(301.2)	$(120.5)	$409.9
Less: Net Income Attributed to Participating Awards	—	—	0.4
Net (Loss) Income Attributed to Unrestricted Shares	(301.2)	(120.5)	409.5
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—
Diluted Net (Loss) Income Attributed to Unrestricted Shares	$(301.2)	$(120.5)	$409.5
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	63,825.5	64,264.4	65,636.1
Equity-based Compensation Equivalent Shares	—	—	1,093.7
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	63,825.5	64,264.4	66,729.8
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Net (Loss) Income Per Unrestricted Share	$(4.72)	$(1.87)	$6.24
Diluted Net (Loss) Income Per Unrestricted Share	$(4.72)	$(1.87)	$6.14

The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2022, 2021 and 2020, because the effect of inclusion would be anti-dilutive, is presented below.

SHARES IN THOUSANDS	2022	2021	2020
Equity-based Compensation Equivalent Shares	2,410.7	2,180.1	874.5
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	2,410.7	2,180.1	874.5
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
During 2022, the Company finalized its estimates of the fair value of assets acquired and liabilities assumed. There were no changes to the Company’s preliminary estimates or allocation of the purchase price to the assets acquired and liabilities assumed.

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 4 - ACQUISITION OF BUSINESS (Continued)
Unaudited Pro Forma Results
The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of AAC occurred on January 1, 2021. The adjustments to arrive at the pro forma information below included adjustments for the lost investment income on the cash used to fund the acquisition, amortization of the acquired intangible assets and the exclusion of certain acquisition related costs considered to be non-recurring in nature.

	Year Ended
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Total Revenues	$5,576.8	$5,884.2
Total Expenses	5,968.8	6,109.5
Loss from Continuing Operations before Income Taxes	(392.0)	(225.3)
Net Loss	$(303.1)	$(105.1)

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

NOTE 5. DISPOSITIONS

Disposition of Reserve National Insurance Company
In July 2022, the Company entered into a definitive agreement to sell Reserve National Insurance Company and its wholly-owned subsidiaries (collectively, “Reserve National”) to Medical Mutual of Ohio for approximately $90.0 million in total consideration. The sale closed on December 1, 2022. Subsequent adjustments to this purchase price could occur pursuant to the definitive agreement but are not expected to be material. In connection with the sale, a loss of $2.0 million, or $1.6 million net of income tax, was recorded for the year ended December 31, 2022, which is reflected in Interest and Other Expenses on the Consolidated Statements of (Loss) Income. Prior to measuring the final loss on sale, the goodwill assigned to the reporting unit was tested for impairment, which resulted in a total impairment loss of $11.4 million on the sale of Reserve National, $6.9 million of which was recognized in the fourth quarter of 2022 and also reflected in Interest and Other Expenses on the Consolidated Statements of (Loss) Income. Reserve National’s results of operations are reported in the Life & Health segment’s adjusted earnings through December 1, 2022.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 5. DISPOSITIONS (Continued)

The following table summarizes the assets and liabilities included in the sale on December 1, 2022:

(Dollars in millions)	Dec 1, 2022
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: $43.3)	$36.7
Short-term Investments at Cost which Approximates Fair Value	0.7
Loans to Policyholders	0.7
Total Investments	38.1
Cash	81.0
Receivables from Policyholders	2.6
Other Receivables	1.6
Deferred Policy Acquisition Costs	38.7
Goodwill	0.3
Other Assets	3.1
Investment in Subsidiaries	0.2
Total Assets	$165.6
Liabilities:
Insurance Reserves:
Health Insurance Reserves	$48.2
Unearned Premiums	10.8
Deferred Income Tax Liabilities	1.8
Accrued Expenses and Other Liabilities	13.8
Total Liabilities	$74.6
NOTE 6. BUSINESS SEGMENTS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through three operating segments: Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance, and Life & Health Insurance.
The Specialty Property & Casualty Insurance segment’s principal products are specialty automobile insurance and commercial automobile insurance. The Preferred Property & Casualty Insurance segment’s principal products are preferred automobile insurance, homeowners insurance and other personal insurance. These products are distributed primarily through independent agents and brokers. The Life & Health Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. These products are distributed by career agents employed by the Company.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of (Loss) Income to its insurance operations. The amount of such allocated corporate expenses was $127.8 million, $121.9 million and $109.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company does not allocate (Loss) Income from Change in Fair Value of Equity and Convertible Securities, Net Realized Gains on Sales of Investments, Impairment Losses, Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, Loss from Early Extinguishment of Debt, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. BUSINESS SEGMENTS (Continued)
Segment Assets at December 31, 2022 and 2021 were:

DOLLARS IN MILLIONS	2022	2021
Specialty Property & Casualty Insurance	$5,492.3	$5,936.5
Preferred Property & Casualty Insurance	1,175.3	1,230.1
Life & Health Insurance	4,850.8	6,062.6
Corporate and Other, Net	1,845.6	1,687.3
Total Assets	$13,364.0	$14,916.5
Earned Premiums by product line for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Specialty Property & Casualty Insurance:
Personal Automobile	$3,496.7	$3,533.7	$3,031.3
Commercial Automobile	549.7	414.8	304.0
Preferred Property & Casualty Insurance:
Preferred Automobile	363.7	410.5	431.7
Homeowners	200.0	207.3	220.7
Other Personal Lines	31.8	33.9	35.8
Life & Health Insurance:
Life	405.7	401.7	385.7
Accident & Health	168.2	189.9	199.3
Property	50.5	61.9	63.7
Total Earned Premiums	$5,266.3	$5,253.7	$4,672.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. BUSINESS SEGMENTS (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$4,046.4	$3,948.5	$3,335.3
Net Investment Income	140.7	152.5	114.1
Change in Value of Alternative Energy Partnership Investments	(9.9)	(29.0)	—
Other Income	6.0	4.1	1.8
Total Specialty Property & Casualty Insurance	4,183.2	4,076.1	3,451.2
Preferred Property & Casualty Insurance:
Earned Premiums	595.5	651.7	688.2
Net Investment Income	49.7	68.6	37.7
Change in Value of Alternative Energy Partnership Investments	(4.7)	(16.3)	—
Other Income	—	—	0.1
Total Preferred Property & Casualty Insurance	640.5	704.0	726.0
Life & Health Insurance:
Earned Premiums	624.4	653.5	648.7
Net Investment Income	216.5	202.7	198.8
Change in Value of Alternative Energy Partnership Investments	(5.3)	(15.8)	—
Other (Loss) Income	(0.6)	(1.3)	0.6
Total Life & Health Insurance	835.0	839.1	848.1
Total Segment Revenues	5,658.7	5,619.2	5,025.3
(Loss) Income from Change in Fair Value of Equity and Convertible Securities	(79.9)	114.6	72.1
Net Realized Investment Gains	4.3	64.8	38.1
Net Impairment Losses Recognized in Earnings	(25.8)	(11.0)	(19.5)
Other	19.5	5.4	89.7
Total Revenues	$5,576.8	$5,793.0	$5,205.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 6. BUSINESS SEGMENTS (Continued)
Segment Operating (Loss) Income, including a reconciliation to (Loss) Income before Income Taxes, for the years ended December 31, 2022, 2021 and 2020 was:

DOLLARS IN MILLIONS	2022	2021	2020
Segment Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(196.9)	$(292.1)	$420.9
Preferred Property & Casualty Insurance	(36.4)	(39.8)	1.8
Life & Health Insurance	59.5	10.5	71.2
Total Segment Operating (Loss) Income	(173.8)	(321.4)	493.9
Corporate and Other Operating (Loss) Income From:
Partial Satisfaction of Judgment	—	—	89.4
Other	(47.7)	(48.4)	(36.5)
Corporate and Other Operating (Loss) Income	(47.7)	(48.4)	52.9
Adjusted Consolidated Operating (Loss) Income	(221.5)	(369.8)	546.8
(Loss) Income from Change in Fair Value of Equity and Convertible Securities	(79.9)	114.6	72.1
Net Realized Investment Gains	4.3	64.8	38.1
Impairment Losses	(25.8)	(11.0)	(19.5)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(62.9)	(43.9)	(63.3)
Pension Obligation Settlement Costs	—	—	(64.1)
Loss from Early Extinguishment of Debt	(3.7)	—	—
(Loss) Income before Income Taxes	$(389.5)	$(245.3)	$510.1
Segment Net Operating (Loss) Income, including a reconciliation to Net (Loss) Income, for the years ended December 31, 2022, 2021 and 2020 was:

DOLLARS IN MILLIONS	2022	2021	2020
Segment Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(147.4)	$(196.1)	$337.9
Preferred Property & Casualty Insurance	(25.9)	(12.5)	3.5
Life & Health Insurance	54.2	28.2	60.0
Total Segment Net Operating (Loss) Income	(119.1)	(180.4)	401.4
Corporate and Other Net Operating (Loss) Income From:
Partial Satisfaction of Judgment	—	—	70.6
Other	(37.8)	(38.4)	(33.2)
Total Corporate and Other Net Operating (Loss) Income	(37.8)	(38.4)	37.4
Adjusted Consolidated Net Operating (Loss) Income	(156.9)	(218.8)	438.8
Net (Loss) Income From:
Change in Fair Value of Equity and Convertible Securities	(63.1)	90.5	57.0
Net Realized Investment Gains	3.4	51.2	30.1
Impairment Losses	(20.4)	(8.7)	(15.4)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(61.3)	(34.7)	(50.0)
Pension Obligation Settlement Costs	—	—	(50.6)
Loss from Early Extinguishment of Debt	(2.9)	—	—
Net (Loss) Income	$(301.2)	$(120.5)	$409.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES
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
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2022, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2018 through 2021 is presented as supplementary information and is unaudited.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2022
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$1,324.0	$1,310.5	$1,307.8	$1,314.5	$1,316.1	$12.7	509,081
2019		1,461.5	1,494.7	1,506.1	1,508.3	27.2	548,271
2020			1,401.2	1,406.4	1,407.8	52.5	476,238
2021				1,856.9	1,824.7	152.4	583,773
2022					1,765.9	552.2	440,324
Total					7,822.8

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019	2020	2021	2022
2018	$541.3	$1,050.8	$1,211.8	$1,265.5	$1,292.6
2019		567.3	1,200.7	1,382.0	1,452.3
2020			555.2	1,107.6	1,287.8
2021				657.1	1,429.4
2022					738.2
Total					6,200.3
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2018, Net of Reinsurance					20.0
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,642.5
1Tables retrospectively include Infinity and AAC’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2022
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$558.9	$548.6	$548.0	$547.8	$548.1	$(0.2)	309,625
2019		624.3	630.3	629.6	629.7	(9.7)	324,516
2020			650.5	659.5	659.5	(1.3)	296,417
2021				958.0	967.5	(12.2)	361,716
2022					993.5	25.8	297,398
Total					3,798.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019	2020	2021	2022
2018	$509.4	$553.1	$549.0	$548.3	$548.2
2019		570.8	634.8	630.6	630.0
2020			585.5	663.8	659.7
2021				890.1	977.5
2022					921.9
Total					3,737.3
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2018, Net of Reinsurance					1.7
Loss and Allocated LAE Reserves, Net of Reinsurance					$62.7
1Tables retrospectively include Infinity and AAC’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2022
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$123.2	$116.5	$113.0	$110.9	$111.2	$3.9	20,213
2019		128.4	126.1	126.6	128.1	7.5	19,624
2020			140.5	152.0	154.0	15.3	19,581
2021				225.6	228.6	42.2	27,143
2022					305.1	153.0	28,674
Total					927.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2018	2019	2020	2021	2022
2018	$36.8	$68.8	$88.1	$98.1	$104.3
2019		32.4	75.7	99.5	113.1
2020			37.0	87.6	111.7
2021				50.8	128.0
2022					72.2
Total					529.3
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2018, Net of Reinsurance					16.6
Loss and Allocated LAE Reserves, Net of Reinsurance					$414.3
1Tables retrospectively include Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2022
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$23.6	$23.5	$23.6	$23.6	$23.6	$0.1	9,570
2019		26.0	27.1	26.9	26.8	(0.5)	9,311
2020			31.9	32.2	32.1	0.1	11,039
2021				52.4	51.9	(0.1)	17,687
2022					74.5	2.0	20,280
Total					208.9

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2018	2019	2020	2021	2022
2018	$21.7	$23.6	$23.6	$23.6	$23.6
2019		23.0	26.9	26.8	26.8
2020			26.2	31.9	32.0
2021				43.3	51.9
2022					66.8
Total					201.1
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2018, Net of Reinsurance					0.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$8.3
1Tables retrospectively include Infinity’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2022
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$157.6	$156.3	$161.7	$163.4	$163.4	$1.1	31,701
2019		172.2	195.5	200.0	201.8	2.7	34,586
2020			148.9	153.6	151.8	7.0	24,746
2021				176.9	179.8	21.9	27,449
2022					165.0	56.1	22,833
Total					861.8

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019	2020	2021	2022
2018	$55.5	$107.6	$132.7	$147.4	$155.8
2019		62.7	127.9	160.8	181.1
2020			44.4	92.8	117.7
2021				50.3	106.1
2022					55.0
Total					615.7
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2018, Net of Reinsurance					8.7
Loss and Allocated LAE Reserves, Net of Reinsurance					$254.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Preferred Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2022
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$113.9	$111.0	$110.4	$110.4	$110.3	$0.1	61,733
2019		126.4	125.8	125.9	125.8	0.4	67,101
2020			96.1	98.0	97.9	0.3	47,639
2021				118.5	117.9	(0.2)	53,626
2022					110.9	(2.7)	45,908
Total					562.8

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019	2020	2021	2022
2018	$107.2	$111.4	$110.4	$110.3	$110.2
2019		120.7	126.5	125.6	125.4
2020			90.9	98.4	97.6
2021				113.1	118.1
2022					108.7
Total					560.0
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2018, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$2.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2022
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$185.9	$183.0	$183.6	$185.3	$185.0	$4.5	16,065
2019		162.9	161.8	163.1	162.8	2.1	14,558
2020			157.0	149.8	144.6	3.0	14,036
2021				149.9	149.8	7.8	13,590
2022					142.7	10.0	10,304
Total					784.9

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019	2020	2021	2022
2018	$127.4	$180.2	$180.0	$183.1	$183.6
2019		111.1	150.4	157.7	159.5
2020			94.6	130.8	137.4
2021				100.6	132.6
2022					97.0
Total					710.1
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2018, Net of Reinsurance					3.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$78.3
The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2022 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheets at December 31, 2022.

DOLLARS IN MILLIONS	2022
Property and Casualty Insurance Reserves, Net of Reinsurance:
Specialty Personal Automobile Insurance—Liability	$1,642.5
Specialty Personal Automobile Insurance—Physical Damage	62.7
Commercial Automobile Insurance—Liability	414.3
Commercial Automobile Insurance—Physical Damage	8.3
Preferred Personal Automobile Insurance—Liability	254.8
Preferred Personal Automobile Insurance—Physical Damage	2.8
Homeowners Insurance	78.3
Other	44.1
Total	$2,507.8
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Specialty Personal Automobile Insurance—Liability	$1.5
Specialty Personal Automobile Insurance—Physical Damage	—
Commercial Automobile Insurance—Liability	19.2
Commercial Automobile Insurance—Physical Damage	—
Preferred Personal Automobile Insurance—Liability	10.1
Preferred Personal Automobile Insurance—Physical Damage	—
Homeowners Insurance	4.9
Other	3.9
Total	39.6
Unallocated LAE	209.5
Property and Casualty Insurance Reserves, Gross of Reinsurance	$2,756.9
The following is supplementary information about average historical claims duration as of December 31, 2022.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Specialty Personal Automobile Insurance—Liability	39.2%	79.1%	91.7%	96.2%	98.2%
Specialty Personal Automobile Insurance—Physical Damage	91.4	100.9	100.1	100.0	100.0
Commercial Automobile Insurance—Liability	25.7	58.5	76.5	88.3	93.8
Commercial Automobile Insurance—Physical Damage	86.4	99.8	99.8	99.9	99.9
Preferred Personal Automobile Insurance—Liability	31.1	62.3	79.5	90.0	95.3
Preferred Personal Automobile Insurance—Physical Damage	96.0	100.5	99.8	99.8	99.9
Homeowners Insurance	67.5	92.2	96.4	98.5	99.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2022, 2021 and 2020 was:

DOLLARS IN MILLIONS	2022	2021	2020
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,772.7	$1,982.5	$1,969.8
Less Reinsurance Recoverables at Beginning of Year	41.9	50.1	65.6
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,730.8	1,932.4	1,904.2
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	211.1	—
Incurred Losses and LAE related to:
Current Year	4,103.3	4,052.7	2,873.6
Prior Years	(14.6)	106.7	36.4
Total Incurred Losses and LAE	4,088.7	4,159.4	2,910.0
Paid Losses and LAE related to:
Current Year:	2,460.5	2,303.4	1,679.1
Prior Years	1,641.7	1,268.7	1,202.7
Total Paid Losses and LAE	4,102.2	3,572.1	2,881.8
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	2,717.3	2,730.8	1,932.4
Plus Reinsurance Recoverables at End of Year	39.6	41.9	50.1
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$2,756.9	$2,772.7	$1,982.5
Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Consolidated Statements of (Loss) Income in the period of change.
In 2022, the Company decreased its property and casualty insurance reserves by $14.6 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed favorably by $17.6 million due primarily to the emergence of more favorable loss patterns than expected for liability and physical damage insurance. Commercial Automobile insurance loss and LAE reserves developed adversely by $3.6 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Preferred Personal Automobile insurance loss and LAE reserves developed adversely by $1.8 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Homeowners insurance loss and LAE reserves developed favorably by $7.6 million due primarily to the emergence of more favorable loss patterns than expected. Other personal lines loss and LAE reserves developed adversely by $5.2 million due primarily to the emergence of less favorable loss patterns than expected for prior accident years.
In 2021, the Company increased its property and casualty insurance reserves by $106.7 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $85.3 million due primarily to legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Commercial Automobile insurance loss and LAE reserves included adverse development of $12.4 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Preferred Personal Automobile insurance loss and LAE reserves developed adversely by $12.1 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Homeowners insurance loss and LAE reserves developed favorably by $6.5 million due primarily to the emergence of more favorable loss patterns than expected. Other personal lines loss and LAE reserves developed adversely by $3.4 million due primarily to the emergence of less favorable loss patterns than expected for prior accident years.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
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
Reinsurance recoverables on property and casualty insurance reserves were $39.6 million and $41.9 million at December 31, 2022 and 2021, respectively. These recoverables are concentrated with several reinsurers, the majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2022 and 2021, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the year ended December 31, 2022.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,418.7	$13.6
Provision for Expected Credit Losses		48.0
Write-offs of Uncollectible Receivables from Policyholders		(48.5)
Balance at End of Year	$1,286.6	$13.1

The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the year ended December 31, 2021.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,194.5	$20.9
Provision for Expected Credit Losses		50.5
Write-offs of Uncollectible Receivables from Policyholders		(57.8)
Balance at End of Year	$1,418.7	$13.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 8. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Commissions	$724.8	$817.6	$745.8
General Expenses	358.4	339.5	307.4
Premium Tax Expense	99.5	104.3	94.2
Total Costs Incurred	1,182.7	1,261.4	1,147.4
Policy Acquisition Costs:
Deferred	(691.5)	(772.6)	(693.4)
Amortized	705.3	684.3	641.8
Net Policy Acquisition Costs Amortized (Deferred)	13.8	(88.3)	(51.6)
Amortization of VOBA	4.1	45.0	4.7
Insurance Expenses	$1,200.6	$1,218.1	$1,100.5
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized. The Company recorded amortization of Deferred Policy Acquisition Costs of $705.3 million, $684.3 million and $641.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 9. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2022 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$612.5	$1.3	$(85.8)	$—	$528.0
States and Political Subdivisions	1,797.6	10.3	(238.3)	(0.7)	1,568.9
Foreign Governments	5.0	—	(0.9)	—	4.1
Corporate Securities:
Bonds and Notes	4,030.3	17.7	(499.7)	(8.9)	3,539.4
Redeemable Preferred Stocks	9.0	—	(1.0)	—	8.0
Collateralized Loan Obligations	1,014.7	—	(60.8)	—	953.9
Other Mortgage- and Asset-backed	342.7	0.1	(50.3)	—	292.5
Investments in Fixed Maturities	$7,811.8	$29.4	$(936.8)	$(9.6)	$6,894.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. INVESTMENTS (Continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2021 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
DOLLARS IN MILLIONS		Gains	Losses
U.S. Government and Government Agencies and Authorities	$610.1	$29.2	$(1.9)	$—	$637.4
States and Political Subdivisions	1,752.5	144.6	(7.0)	—	1,890.1
Foreign Governments	6.7	—	(1.2)	—	5.5
Corporate Securities:
Bonds and Notes	3,929.0	481.4	(16.0)	(7.5)	4,386.9
Redeemable Preferred Stocks	7.0	0.4	—		7.4
Collateralized Loan Obligations	756.0	0.9	(4.8)	—	752.1
Other Mortgage- and Asset-backed	296.9	12.4	(1.8)	—	307.5
Investments in Fixed Maturities	$7,358.2	$668.9	$(32.7)	$(7.5)	$7,986.9
Other Receivables included $5.8 million and $0.6 million of unsettled sales of Investments in Fixed Maturities at December 31, 2022 and December 31, 2021, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $25.9 million and $12.7 million at December 31, 2022 and 2021, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2022 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$151.1	$146.9
Due after One Year to Five Years	991.8	952.3
Due after Five Years to Ten Years	1,231.1	1,071.9
Due after Ten Years	3,598.8	3,070.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,839.0	1,653.4
Investments in Fixed Maturities	$7,811.8	$6,894.8
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2022 consisted of securities issued by the Government National Mortgage Association with a fair value of $245.6 million, securities issued by the Federal National Mortgage Association with a fair value of $95.5 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $65.9 million and securities of other non-governmental issuers with a fair value of $1,246.5 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2022 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$337.3	$(49.3)	$126.5	$(36.5)	$463.8	$(85.8)
States and Political Subdivisions	854.7	(140.6)	276.8	(97.7)	1,131.5	(238.3)
Foreign Governments	0.1	—	2.6	(0.9)	2.7	(0.9)
Corporate Securities:
Bonds and Notes	2,730.6	(373.9)	424.4	(125.8)	3,155.0	(499.7)
Redeemable Preferred Stocks	7.7	(1.0)	—	—	7.7	(1.0)
Collateralized Loan Obligations	568.2	(34.2)	373.9	(26.6)	942.1	(60.8)
Other Mortgage- and Asset-backed	205.4	(28.9)	79.5	(21.4)	284.9	(50.3)
Total Fixed Maturities	$4,704.0	$(627.9)	$1,283.7	$(308.9)	$5,987.7	$(936.8)
The Company regularly reviews its fixed maturity investment portfolio for factors that may indicate that a decline in fair value of an investment has resulted from an expected credit loss. The portions of the declines in the fair values of fixed maturity investments that are determined to be due to expected credit losses are reported as losses in the Consolidated Statements of (Loss) Income in the periods when such determinations are made.
Investment-grade fixed maturity investments comprised $904.0 million and below-investment-grade fixed maturity investments comprised $32.8 million of the unrealized losses on investments in fixed maturities at December 31, 2022. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was 11% of the amortized cost basis.
At December 31, 2022 and December 31, 2021, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at December 31, 2022 and December 31, 2021. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. INVESTMENTS (Continued)
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
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for year ended December 31, 2022.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$—	$7.5	$7.5
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.7	6.3	7.0
Net Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	—	5.8	5.8
Write-offs Charged Against Allowance	—	(10.7)	(10.7)
End of Year	$0.7	$8.9	$9.6
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for year ended December 31, 2021.

	Foreign Governments	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.3	$3.0	$3.3
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	5.6	5.6
Net Decrease in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.3)	(0.8)	(1.1)
Write-offs Charged Against Allowance	—	(0.3)	(0.3)
End of Year	$—	$7.5	$7.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. INVESTMENTS (Continued)
Equity Securities
Equity Securities at Fair Value
Equity securities with readily-determinable fair values, including equity securities which the Company previously classified as Fair Value Option Investments, are classified as Equity Securities at Fair Value in the Consolidated Balance Sheets with changes in fair value recorded as Income from Change in Fair Value of Equity and Convertible Securities in the Consolidated Statements of (Loss) Income. Net unrealized gains arising during the year ended December 31, 2022 and recognized in earnings, related to such investments still held as of December 31, 2022 were $6.2 million.
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

In 2022 and 2021, aggregate investment income from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments for all periods presented in the Consolidated Financial Statements. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $5,585.9 million, $5,042.5 million and $3,554.5 million, as of December 31, 2022, 2021, and 2020, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $2,367.0 million, $2,074.8 million and $1,602.5 million, as of December 31, 2022, 2021, and 2020, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $381.8 million, $585.1 million and $74.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2022 is limited to the total carrying value of $217.0 million. In addition, the Company had outstanding commitments totaling approximately $95.9 million to fund Equity Method Limited Liability Investments at December 31, 2022. At December 31, 2022, 2.1% of Equity Method Limited Liability Investments were reported without a reporting lag, 6.2% of the total carrying value were reported with a one month lag, and the remainder were reported with more than a one month lag.
There were no unsettled purchases of Equity Method Limited Liability Investments as of December 31, 2022 and 2021. There were $35.2 million and $1.2 million unsettled sales of Equity Method Limited Liability Investments at December 31, 2022 and December 31, 2021, respectively.

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
The Company’s maximum exposure to loss at December 31, 2022 is limited to the total carrying value of $16.3 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of December 31, 2022. Alternative Energy Partnership Investments are reported on a three month lag.
Company-Owned Life Insurance
The carrying values of the Company’s COLI investment at December 31, 2022 and December 31, 2021 were $586.5 million and $448.1 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 9. INVESTMENTS (Continued)
Loans to Policyholders
Loans to Policyholders represents funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in Net Investment Income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at December 31, 2022 and December 31, 2021 were $283.4 million and $286.2 million, respectively.
Other Investments
The carrying values of the Company’s Other Investments at December 31, 2022 and 2021 were:

DOLLARS IN MILLIONS	2022	2021
Equity Securities at Modified Cost	$38.4	$32.3
Convertible Securities at Fair Value	43.3	46.4
Real Estate at Depreciated Cost	93.6	94.0
Mortgage Loans	91.1	96.8
Other	3.5	0.5
Total	$269.9	$270.0
Investments in Equity Securities at Modified Cost were $38.4 million and $32.3 million at December 31, 2022 and December 31, 2021, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Consolidated Statements of (Loss) Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the year ended December 31, 2022. The Company did not recognize any impairment on Equity Securities at Modified Cost for the year ended December 31, 2022 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $9.6 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2022.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2022, 2021 and 2020 was:

DOLLARS IN MILLIONS	2022	2021	2020
Investment Income:
Interest on Fixed Income Securities	$300.1	$277.7	$289.8
Dividends on Equity Securities Excluding Alternative Investments	6.3	15.9	15.4
Alternative Investments:
Equity Method Limited Liability Investments	31.3	56.7	4.9
Limited Liability Investments Included in Equity Securities	42.1	46.9	22.1
Total Alternative Investments	73.4	103.6	27.0
Short-term Investments	3.7	1.0	5.5
Loans to Policyholders	21.5	21.7	22.1
Real Estate	10.1	9.3	9.6
Company-Owned Life Insurance	37.9	25.7	12.9
Other	7.7	6.7	0.3
Total Investment Income	460.7	461.6	382.6
Investment Expenses:
Real Estate	7.9	9.7	8.8
Other Investment Expenses	30.2	24.6	25.6
Total Investment Expenses	38.1	34.3	34.4
Net Investment Income	$422.6	$427.3	$348.2
Other Receivables includes accrued investment income of $94.3 million and $79.6 million at December 31, 2022 and 2021, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 10. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Fixed Maturities:
Gains on Sales	$31.6	$63.4	$40.6
Losses on Sales	(31.9)	(2.1)	(7.9)
Gains on Hedging Activity	1.7	—	—
Equity Securities:
Gains on Sales	9.7	4.1	5.9
Losses on Sales	(6.8)	(0.7)	(1.9)
Equity Method Limited Liability Investments:
Gains on Sales	—	0.4	—
Losses on Sales	—	—	(0.4)
Real Estate:
Gains on Sales	—	0.1	1.8
Losses on Sales	—	(0.4)	—
Net Realized Investment Gains	$4.3	$64.8	$38.1

Gross Gains on Sales	$41.3	$68.0	$48.3
Gross Losses on Sales	(38.7)	(3.2)	(10.2)
Gains on Hedging Activity	1.7	—	—
Net Realized Investment Gains	$4.3	$64.8	$38.1

The components of Impairment Losses reported in the Consolidated Statements of (Loss) Income for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Fixed Maturities	$(25.8)	$(6.4)	$(16.7)
Equity Securities	—	(4.2)	(2.8)
Real Estate	—	(0.4)	—
Net Impairment Losses Recognized in Earnings	$(25.8)	$(11.0)	$(19.5)
NOTE 11. DERIVATIVES

The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates. From time to time, the Company uses derivative financial instruments to reduce fluctuations of earnings related to interest rate exposure.
The Company entered into derivative agreements with maturity dates throughout 2022 and future periods. Derivative instruments are carried at fair value on the Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Consolidated Statements of (Loss) Income within Net Realized Investment Gains or Accumulated Other Comprehensive (Loss) Income along with the corresponding change in the designated hedge assets.
Interest Rate Risk
The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. DERIVATIVES (Continued)

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

Reverse Treasury Lock
During 2022 the Company entered into a Reverse Treasury Lock agreement to manage reinvestment risk on future purchases of fixed maturity securities. The Reverse Treasury Lock agreement did not qualify for hedge accounting. The results are shown in the Reverse Treasury Lock section below.

Primary Risks Managed by Derivatives
The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives:

		Dec 31, 2022			Dec 31, 2021
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Interest Swap Lock	Interest Rate Risk	$5.0	$—	$0.4	$—	$—	$—

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Reverse Treasury Lock	Interest Rate Risk	$100.0	$1.7	$—	$—	$—	$—

Effects of Derivatives on the Statements of Income and Comprehensive (Loss) Income
Cash Flow Hedges
The below table reflects the amounts of Losses deferred into AOCI and subsequently reclassified into Net (Loss) Income through Net Realized Investment Gains for derivatives qualifying as cash flow hedges for the years ended December 31, 2022 and 2021:

	Year Ended
(Dollars in Millions)	Dec 31, 2022	Dec 31, 2021
Amount of Losses Deferred in AOCI	$(0.4)	$—
Amount of Losses Reclassified into Income	—	—
Net Comprehensive Loss from Cash Flow Hedges	$(0.4)	$—

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 11. DERIVATIVES (Continued)

Fair Value Hedges

The below table reflects the effects of changes in the designated hedged asset’s impacts on AOCI and Net Realized Investment Gains as well as the derivative instruments designated as fair value hedges impact on Net Realized Investment Gains for the years ended December 31, 2022 and 2021:

	Year Ended
(Dollars in Millions)	Dec 31, 2022	Dec 31, 2021
Increase in Derivative Instruments Designated as Fair Value Hedges	$1.1	$—
Decrease in Fair Value of Hedged Assets Reclassified from AOCI	(1.1)	—
Net Gain from Hedging Activity	$—	$—

Derivatives Not Designated or Not Qualifying as Hedging Instruments
Reverse Treasury Lock
A portion of the Company’s derivatives were not designated or did not qualify as part of a hedging relationship at both December 31, 2022 and 2021. The changes in value of the derivatives not qualifying for hedge accounting are recognized in Net Realized Investment Gains on the Consolidated Statements of (Loss) Income. The below table reflects the amounts recognized in Net Realized Investment Gains for the years ended December 31, 2022 and 2021:

	Year Ended
(Dollars in Millions)	Dec 31, 2022	Dec 31, 2021
Net Realized Investment Gains	$1.7	$—

NOTE 12. FAIR VALUE MEASUREMENTS
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2022 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

DOLLARS IN MILLIONS	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$103.6	$424.4	$—	$—	$528.0
States and Political Subdivisions	—	1,568.9	—	—	1,568.9
Foreign Governments	—	4.1	—	—	4.1
Corporate Securities:
Bonds and Notes	—	3,323.4	216.0	—	3,539.4
Redeemable Preferred Stocks	—	1.2	6.8	—	8.0
Collateralized Loan Obligations	—	953.9	—	—	953.9
Other Mortgage- and Asset-backed	—	287.4	5.1	—	292.5
Total Investments in Fixed Maturities	103.6	6,563.3	227.9	—	6,894.8
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	29.0	—	—	29.0
Other Industries	—	9.2	1.6	—	10.8
Common Stocks:
Finance, Insurance and Real Estate	0.9	—	—	—	0.9
Other Industries	0.3	0.4	0.5	—	1.2
Other Equity Interests:
Exchange Traded Funds	12.2	—	—	—	12.2
Limited Liability Companies and Limited Partnerships	—	—	—	189.1	189.1
Total Investments in Equity Securities at Fair Value	13.4	38.6	2.1	189.1	243.2
Convertible Securities at Fair Value	—	43.3	—	—	43.3
Other Liabilities:
Derivative Instruments Not Designated as Hedges	—	1.7	—	—	1.7
Total Assets	$117.0	$6,646.9	$230.0	$189.1	$7,183.0
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Designated as Cash Flow Hedges	$—	(0.4)	$—	$—	$(0.4)
Total Liabilities	$—	$(0.4)	$—	$—	$(0.4)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2021 is summarized below.

DOLLARS IN MILLIONS	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$132.8	$504.6	$—	$—	$637.4
States and Political Subdivisions	—	1,890.1	—	—	1,890.1
Foreign Governments	—	5.5	—	—	5.5
Corporate Securities:
Bonds and Notes	—	4,150.1	236.8	—	4,386.9
Redeemable Preferred Stocks	—	1.3	6.1	—	7.4
Collateralized Loan Obligations	—	752.1	—	—	752.1
Other Mortgage- and Asset-backed	—	300.5	7.0	—	307.5
Total Investments in Fixed Maturities	132.8	7,604.2	249.9	—	7,986.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	34.2	—	—	34.2
Other Industries	—	16.1	1.5	—	17.6
Common Stocks:
Finance, Insurance and Real Estate	18.9	—	—	—	18.9
Other Industries	2.9	—	—	—	2.9
Other Equity Interests:
Exchange Traded Funds	432.0	—	—	—	432.0
Limited Liability Companies and Limited Partnerships	—	—	—	325.0	325.0
Total Investments in Equity Securities at Fair Value	453.8	50.3	1.5	325.0	830.6
Other Investments:
Convertible Securities at Fair Value	—	46.4	—	—	46.4
Total Assets	$586.6	$7,700.9	$251.4	$325.0	$8,863.9
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Designated as Cash Flow Hedges	$—	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—	$—

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
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

The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2022.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$56.5	4.6%	-	14.5%	9.2%
Non-investment-grade:
Senior Debt	Market Yield	72.9	4.6	-	36.7	10.9
Junior Debt	Market Yield	42.1	8.8	-	22.5	15.1
Other	Various	56.4
Total Level 3 Fixed Maturity Investments		$227.9
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2022 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$236.8	$6.1	$7.0	$1.5	$251.4
Total Losses:
Included in Consolidated Statements of (Loss) Income	(12.7)	—	—	—	(12.7)
Included in Other Comprehensive (Loss) Income	(19.2)	(1.3)	(1.9)	(0.2)	(22.6)
Purchases	107.8	2.0	—	2.7	112.5
Settlements	—	—	—	—	—
Sales	(114.1)	—	—	(1.9)	(116.0)
Transfers into Level 3	23.1	—	—	—	23.1
Transfers out of Level 3	(5.7)	—	—	—	(5.7)
Balance at End of Year	$216.0	$6.8	$5.1	$2.1	$230.0
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2021 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities	Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks
Balance at Beginning of Year	$433.0	$6.2	$—	$10.0	$—	$449.2
Total Gains (Losses):
Included in Consolidated Statements of (Loss) Income	2.8	—	—	—	—	2.8
Included in Other Comprehensive (Loss) Income	1.2	(0.1)	0.1	(0.5)	0.7	1.4
Purchases	104.6	—	17.7	16.2	1.7	140.2
Settlements	—	—	—	(0.1)	—	(0.1)
Sales	(128.1)	—	(10.0)	(0.2)	—	(138.3)
Transfers into Level 3	8.1	—	10.0	—	1.7	19.8
Transfers out of Level 3	(184.8)	—	(17.8)	(18.4)	(2.6)	(223.6)
Balance at End of Year	$236.8	$6.1	$—	$7.0	$1.5	$251.4
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of December 31, 2022 and 2021, respectively.

Dollars in Millions	December 31, 2022		December 31, 2021
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$114.3	$51.6	$120.0	$43.3
Senior Debt	21.6	42.0	27.5	46.7
Distressed Debt	9.4	—	21.7	100.1
Secondary Transactions	9.3	1.7	11.7	8.3
Hedge Fund	0.5	—	8.7	—
Leveraged Buyout	8.9	0.6	8.7	0.1
Growth Equity	1.2	—	0.7	—
Real Estate	43.3	—	29.9	—
Other	8.5	—	13.0	—
Total Equity Method Limited Liability Investments	217.0	95.9	241.9	198.5

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	106.0	56.0	129.3	53.7
Senior Debt	21.9	6.0	29.9	15.1
Distressed Debt	12.5	13.0	44.9	20.0
Secondary Transactions	3.5	4.2	4.0	6.8
Hedge Funds	18.1	—	82.7	—
Leveraged Buyout	21.6	9.0	32.2	6.0
Growth Equity	5.4	7.9	2.0	0.7
Other	0.1	0.2	—	—
Total Reported as Other Equity Interests at Fair Value	189.1	96.3	325.0	102.3

Reported as Equity Securities at Modified Cost:
Other	8.3	—	7.7	—
Total Reported as Equity Securities at Modified Cost	8.3	—	7.7	—
Total Investments in Limited Liability Companies and Limited Partnerships	$414.4	$192.2	$574.6	$300.8
At December 31, 2022, the Company had unfunded commitments to invest an additional $192.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests and Equity Method Limited Liability Investments if funded.
The fund investments included above (excluding Hedge Funds) are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. The funds are generally expected to have approximately 10 year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments.
The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notices period. The majority of the hedge fund investments are redeemable monthly or quarterly.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	December 31, 2022		December 31, 2021
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$283.4	$283.4	$286.2	$286.2
Short-term Investments	278.4	278.4	284.1	284.1
Mortgage Loans	91.1	91.1	96.8	96.8
Company-Owned Life Insurance	586.5	586.5	448.1	448.1
Equity Securities at Modified Cost	38.4	38.4	32.3	32.3
Financial Liabilities:
Long-term Debt	$1,386.9	$1,195.1	$1,121.9	$1,152.1
Policyholder Obligations	601.0	601.0	401.9	401.9
Loans to policyholders are carried at unpaid principal balance which approximates fair value and are categorized as Level 3 within the fair value hierarchy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short-term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The cash surrender value of Company-Owned Life Insurance approximates fair value. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2022 and 2021 were:

DOLLARS IN MILLIONS	2022	2021
Specialty Property & Casualty Insurance	$1,043.0	$1,043.0
Preferred Property & Casualty Insurance	49.6	49.6
Life & Health Insurance	207.7	219.4
Total	$1,300.3	$1,312.0
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a quantitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2022, principally using projections of discounted cash flows to estimate the fair values of the reporting units. For each unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable for each reporting unit tested, with the exception of Reserve National.

In 2022, Kemper completed the sale of Reserve National to Medical Mutual of Ohio. As a result of the sale, goodwill attributed to Reserve National was separately tested for recoverability and the Company incurred goodwill impairment of $11.4 million. The remaining $0.3 million of goodwill attributable to Reserve National was derecognized at the time of the sale. See Note 5, “Dispositions”, for more information.

The gross carrying amount and accumulated amortization of Definite and Indefinite life intangible assets at December 31, 2022 and 2021 were:

	2022			2021
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Definite Life Intangible Assets:
Value of Business Acquired	$237.5	$222.1	$15.4	$237.5	$218.5	$19.0
Customer Relationships	43.8	41.1	2.7	43.8	38.1	5.7
Agent Relationships	81.6	31.0	50.6	81.6	23.6	58.0
Trade Names	1.8	1.7	0.1	1.8	0.9	0.9
Internal-Use Software	352.1	153.9	198.2	341.7	132.4	209.3
Total Definite Life Intangible Assets	716.8	449.8	267.0	706.4	413.5	292.9
Indefinite Life Intangible Assets:
Trade Names	5.2	—	5.2	5.2	—	5.2
Insurance Licenses	44.5	—	44.5	45.1	—	45.1
Total Indefinite Life Intangible Assets	49.7	—	49.7	50.3	—	50.3

Total Intangible Assets	$766.5	$449.8	$316.7	$756.7	$413.5	$343.2
The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheets. Definite life intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite life intangible assets are not amortized, but rather tested annually for impairment. In 2022 and 2021, the Company recognized amortization expense on definite life intangible assets of $53.7 million and $87.0 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 13. GOODWILL AND INTANGIBLE ASSETS (Continued)
The amount of amortization expense expected to be recorded in the next five years for definite life intangible assets is as follows:

DOLLARS IN MILLIONS	2023	2024	2025	2026	2027
Definite Life Intangible Assets:
Value of Business Acquired	$1.8	$1.6	$1.6	$1.5	$1.5
Customer Relationships	1.1	0.4	0.4	0.3	0.2
Agent Relationships	7.3	5.5	4.9	4.9	1.2
Internal-Use Software	37.2	30.3	23.8	20.2	15.3
Total	$47.4	$37.8	$30.7	$26.9	$18.2
NOTE 14. VARIABLE INTEREST ENTITIES

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
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax Benefit (Expense) on the Consolidated Statements of (Loss) Income.
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments as of the periods indicated:

	Year Ended
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Fundings	$—	$80.0
Cash distribution from investment	3.3	0.5
Loss on investments in Alternative Energy Partnership	(19.9)	(61.2)
Income tax credits recognized	4.3	73.9
Tax benefit recognized from Alternative Energy Partnership	3.7	5.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 14. VARIABLE INTEREST ENTITIES (Continued)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of the dates indicated:

(Dollars in millions)	Dec 31, 2022
Cash	$3.0
Equipment, net of depreciation	261.7
Other assets	5.1
Total unconsolidated assets	269.7
Maximum loss exposure	16.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $16.3 million, which is the carrying value of the investment at December 31, 2022.
NOTE 15. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The tables below display the changes in Accumulated Other Comprehensive (Loss) Income by component for the years ended December 31, 2022, 2021 and 2020:

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	(Loss) Gain on Cash Flow Hedges	Total
Balance as of January 1, 2020	$439.4	$—	$(100.6)	$(2.7)	$336.1
Other Comprehensive Income (Loss) Before Reclassifications	304.4	(2.1)	4.3	0.4	307.0
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax Benefit (Expense) of $3.6, $—, $(13.5), $— and $(9.9)	(13.2)	—	50.6	—	37.4
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(78.7), $0.5, $(15.3), $— and $(93.5)	291.2	(2.1)	54.9	0.4	344.4
Balance as of December 31, 2020	$730.6	$(2.1)	$(45.7)	$(2.3)	$680.5
Other Comprehensive Loss Before Reclassifications	(182.0)	(1.6)	(6.5)	—	(190.1)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit (Expense) of $11.3, $—, $—, $(0.1) and $11.2	(42.8)	—	0.1	0.4	(42.3)
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $59.7, $0.4, $2.4, $(0.1) and $62.4	(224.8)	(1.6)	(6.4)	0.4	(232.4)
Balance as of December 31, 2021	$505.8	$(3.7)	$(52.1)	$(1.9)	$448.1
Other Comprehensive (Loss) Income Before Reclassifications	(1,215.1)	2.0	15.2	4.7	(1,193.2)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $2.7, $0.1, $0.1, $— and $2.9	(10.1)	(0.5)	(0.3)	—	(10.9)
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $325.9, $(0.4), $(4.0), $(1.2) and $320.3	(1,225.2)	1.5	14.9	4.7	(1,204.1)
Balance as of December 31, 2022	$(719.4)	$(2.2)	$(37.2)	$2.8	$(756.0)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 15. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (Continued)
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income shown above are reported in Net (Loss) Income as follows:

Components of AOCI	Consolidated Statements of (Loss) Income Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Investment Gains and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
(Loss) Gain on Cash Flow Hedges	Interest and Other Expenses
NOTE 16. SHAREHOLDERS’ EQUITY
Common Stock Issuance
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2022 and 2021. There were 63,912,762 shares and 63,684,628 shares of common stock outstanding at December 31, 2022 and 2021, respectively.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the year ended 2022 Kemper did not repurchase any of its common stock. During the years ended 2021 and 2020 Kemper repurchased and retired approximately 2,085,000 and 1,617,000 shares, respectively, of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and $110.4 million and an average cost per share of $77.58 and $68.29, respectively.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Employee Stock Purchase Plan
During the years ended December 31, 2022, 2021, and 2020, the Company issued 102,000, 79,000, and 61,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $40.83, $58.08, and $61.57 per share. Compensation costs charged against income were $0.7 million, $0.8 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Dividends
Various insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $311.7 million to Kemper in 2022. In 2023, Kemper’s insurance subsidiaries would be able to pay approximately $108.9 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of approximately $3.5 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2022.
Kemper’s US based insurance subsidiaries are required to file financial statements prepared on the basis of US statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s US based life and health insurance subsidiaries was approximately $265.2 million and $446.0 million at December 31, 2022 and 2021, respectively. US Statutory net income (loss) for the Company’s life and health insurance subsidiaries was approximately $174.4 million, $(12.4) million and $60.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 16. SHAREHOLDERS’ EQUITY (Continued)
approximately $1.6 billion and $1.5 billion at December 31, 2022 and 2021, respectively. Statutory net (loss) income for the Company’s property and casualty insurance subsidiaries was approximately $(226.7) million, $(206.9) million and $361.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus for US subsidiaries, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s US based life and health insurance subsidiaries collectively was approximately $50.0 million at December 31, 2022. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was approximately $665.7 million at December 31, 2022. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2022, Kemper issued dividends and dividend equivalents of $80.4 million, of which $79.7 million was paid to shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2022. Kemper had the ability to pay without restrictions of $0.8 billion in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2022.
NOTE 17. PENSION BENEFITS
Kemper sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 3,100 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ ERISA”).
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	2022	2021
Fair Value of Plan Assets at Beginning of Year	$391.7	$405.4
Actual Return on Plan Assets	(65.1)	(0.7)
Benefits Paid	(13.7)	(13.0)
Settlement Benefits	2.9	—
Fair Value of Plan Assets at End of Year	315.8	391.7
Projected Benefit Obligation at Beginning of Year	378.8	382.3
Interest Cost	8.7	7.2
Benefits Paid	(13.7)	(13.0)
Settlement Benefits	2.9	—
Plan Amendments	—	18.3
Actuarial Gains	(84.5)	(16.0)
Projected Benefit Obligation at End of Year	292.2	378.8
Funded Status—Plan Assets in Excess of Projected Benefit Obligation	$23.6	$12.9
Unamortized Amount Reported in AOCI at End of Year	$(63.1)	$(77.6)
Accumulated Benefit Obligation at End of Year	$289.3	$378.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2022” and “2021” were December 31, 2022 and December 31, 2021, respectively.
In 2021, the Plan was amended to update the actuarial equivalence used to determine both the early retirement factors and the optional form factors as of December 31, 2021. The result of this amendment was an increase to the Projected Benefit Obligation of $18.3 million, which was recognized in Prior Service Cost for the year ended December 31, 2021. No such amendments took place for the year ended December 31, 2022.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2022 and 2021 were:

	2022	2021
Discount Rate	5.05%	2.89%
Rate of Increase in Future Compensation Levels	—	—
Asset allocations for the Pension Plan at December 31, 2022 and 2021 by asset category were:

ASSET CATEGORY	2022	2021
Corporate Bonds and Notes	27%	30%
Bond Exchange Traded Funds	35	32
Cash and Short-term Investments	37	36
Other Assets	1	2
Total	100%	100%
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
The trust investment committee for the Pension Plan, along with its third party fiduciary advisor, periodically reviews the performance of the Pension Plan’s investments and asset allocation. Several external investment managers manage the equity investments of the trust for the Pension Plan. Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plan. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plan.
The Company determines its Expected Long Term Rate of Return on Plan Assets based primarily on the Company’s expectations of future returns, with consideration to historical returns, for the Pension Plan’s investments, based on target allocations of the Pension Plan’s investments.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 12, “Fair Value Measurements,” to the Consolidated Financial Statements. Fair value measurements for the Pension Plan’s assets at December 31, 2022 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$40.1	$—	$—	$—	$40.1
States and Political Subdivisions	—	0.1	—	—	0.1
Foreign Governments	—	0.4	—	—	0.4
Corporate Bonds and Notes	—	45.4	—	—	45.4
Equity Securities:
Other Equity Interests:
Bond Exchange Traded Funds	111.1	—	—	—	111.1
Limited Liability Companies and Limited Partnerships	—	—	—	1.8	1.8
Short-term Investments	116.1	—	—	—	116.1
Receivables and Other	0.8	—	—	—	0.8
Total	$268.1	$45.9	$—	$1.8	$315.8
Fair value measurements for the Pension Plan’s assets at December 31, 2021 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$54.6	$—	$—	$—	$54.6
States and Political Subdivisions	—	0.1	—	—	0.1
Foreign Governments	—	0.6	—	—	0.6
Corporate Bonds and Notes	—	62.3	—	—	62.3
Equity Securities:
Other Equity Interests:
Bond Exchange Traded Funds	125.0	—	—	—	125.0
Limited Liability Companies and Limited Partnerships	—	—	—	8.4	8.4
Short-term Investments	140.2	—	—	—	140.2
Receivables and Other	0.5	—	—	—	0.5
Total	$320.3	$63.0	$—	$8.4	$391.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
The components of Comprehensive Pension (Income) Expense for the Pension Plan for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Service Cost Earned During the Year	$—	$—	$—
Interest Cost on Projected Benefit Obligation	8.7	7.2	16.5
Expected Return on Plan Assets	(7.4)	(9.5)	(27.6)
Amortization of Prior Service Cost	0.7	—	—
Amortization of Actuarial Loss	1.8	2.9	5.6
Settlement Expense	—	—	64.1
Pension Expense Recognized in Consolidated Statements of (Loss) Income	3.8	0.6	58.6
Unrecognized Pension Loss Arising During the Year	(12.0)	(6.0)	(7.8)
Prior Service Cost Arising During the Year	—	18.3	—
Amortization of Prior Service Cost	(0.7)	—	—
Amortization of Accumulated Unrecognized Pension Loss	(1.8)	(2.9)	(69.8)
Comprehensive Pension (Income) Expense	$(10.7)	$10.0	$(19.0)
The actuarial loss included in AOCI at December 31, 2022 is being amortized over approximately 26 years, the remaining average estimated life expectancy of participants. The Company estimates that Pension Expense for the Pension Plan for the year ended December 31, 2023 will include $1.4 million resulting from the amortization of the related accumulated actuarial loss included in AOCI at December 31, 2022.
Settlements
In the fourth quarter of 2020, the Company’s defined benefit pension plan purchased annuities on behalf of certain plan participants currently receiving benefits and offered to make lump-sum payments to certain inactive, vested plan participants that are not currently receiving benefit payments and elected to receive lump-sum payments. Group annuity contracts were purchased from Banner Life Insurance Company (“Banner”) for $202.5 million for a portion of plan participants for whom Banner irrevocably assumed the pension obligations. For plan participants who elected lump-sum payments during the election window, a payment of $117.1 million was distributed. These transactions resulted in a partial settlement of the defined pension plan and a $50.6 million noncash settlement charge to net income for the unamortized net unrecognized postretirement benefit costs related to the settled obligations.
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2022, 2021 and 2020 were:

	2022	2021	2020
Weighted-average Discount Rate	2.89%	2.56%	2.56%
Service Cost Discount Rate	N/A	2.41	2.42
Interest Cost Discount Rate	2.35	1.90	1.89
Rate of Increase in Future Compensation Levels	3.40	3.40	3.40
Expected Long Term Rate of Return on Plan Assets	2.08	2.70	4.90
The Company did not contribute to the Pension Plan in 2020, 2021 or 2022. The Company does not expect that it will be required to contribute to the Pension Plan in 2023, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 17. PENSION BENEFITS (Continued)
The following benefit payments (net of participant contributions), which consider expected future service of certain participants that remain eligible for a benefit accrual, as appropriate, are expected to be paid from the Pension Plan:

DOLLARS IN MILLIONS	Years Ending December 31,
	2023	2024	2025	2026	2027	2028-2032
Estimated Pension Benefit Payments	$18.0	$17.2	$18.0	$18.7	$19.2	$99.1
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $22.0 million and $28.0 million at December 31, 2022 and 2021, respectively. Pension expense for the Supplemental Plan was $0.8 million, $0.7 million, and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. An actuarial gain of $4.8 million before taxes, an actuarial gain of $1.3 million before taxes and an actuarial loss of $2.7 million before taxes are included in Other Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $30.6 million, $28.9 million and $26.1 million in 2022, 2021 and 2020, respectively.
NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Kemper and Infinity Property and Casualty Corporation (“Infinity”) sponsor other than pension postretirement employee benefit plans (“OPEB”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.
Kemper has historically self-insured the benefits under the Kemper OPEB Plan. The Kemper medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally has required participant contributions, with most contributions adjusted annually. On December 30, 2016, Kemper amended the Kemper OPEB Plan and, effective December 31, 2016, no longer offers coverage to post-65 Medicare-eligible retirees and Medicare-eligible spouses under the self-insured portion of its coverage. Rather, beginning on January 1, 2017, the Kemper OPEB Plan offers access to a private, third-party Medicare exchange and provides varying levels of a Company-determined subsidy via health reimbursement accounts to certain Medicare-eligible retirees and spouses in order to help fund a portion of the participants’ cost. Further, the amendment eliminates the requirement for such participants to contribute to the Kemper OPEB Plan.
In conjunction with the amendment, the Company recorded a pre-tax reduction to its Accumulated Postretirement Benefit Obligation of $11.0 million through Other Comprehensive (Loss) Income. This prior service credit is being amortized into income over the remaining average life of the Kemper OPEB Plan’s participants.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2022 and 2021 were:

DOLLARS IN MILLIONS
	2022	2021
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	1.0	1.1
Plan Participants’ Contributions	0.3	0.1
Benefits Paid	(1.3)	(1.2)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	11.2	13.7
Service Cost	0.2	0.3
Interest Cost	0.2	0.1
Plan Participants’ Contributions	0.3	0.1
Benefits Paid	(1.3)	(1.2)
Actuarial Gain	(2.5)	(1.8)
Accumulated Postretirement Benefit Obligation at End of Year	8.1	11.2
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(8.1)	$(11.2)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$16.9	$17.5
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2022” and “2021” were December 31, 2022 and December 31, 2021, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2022 and 2021 were:

	2022	2021
Discount Rate	5.08%	2.56%
Rate of Increase in Future Compensation Levels	2.20	2.20
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2022 was 6.04% for 2023, gradually declining to 4.8% in the year 2029 and remaining at that level thereafter for medical benefits and 6.66% for 2023, gradually declining to 4.8% in the year 2030 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2021 was 6.29% for 2022, gradually declining to 4.8% in the year 2028 and remaining at that level thereafter for medical benefits and 7.04% for 2022, gradually declining to 4.8% in the year 2029 and remaining at that level thereafter for prescription drug benefits.
The components of Comprehensive OPEB (Income) Expense for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Service Cost Earned During the Year	$0.2	$0.3	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	0.2	0.1	0.3
Amortization of Prior Service Credit	(1.3)	(1.3)	(1.3)
Amortization of Accumulated Unrecognized OPEB Gain	(1.8)	(1.7)	(1.9)
OPEB Income Recognized in Consolidated Statements of (Loss) Income	(2.7)	(2.6)	(2.7)
Unrecognized OPEB (Gain) Loss Arising During the Year	(2.5)	(1.8)	1.9
Amortization of Prior Service Credit	1.3	1.3	1.3
Amortization of Accumulated Unrecognized OPEB Gain	1.8	1.7	1.9
Comprehensive OPEB (Income) Expense	$(2.1)	$(1.4)	$2.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The Company estimates that OPEB Expense for the year ended December 31, 2023 will include income of $3.1 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2022.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2022, 2021 and 2020 were:

	2022	2021	2020
Weighted-average Discount Rate	2.56%	1.99%	2.96%
Service Cost Discount Rate	2.79	2.06	2.94
Interest Cost Discount Rate	1.97	1.19	2.47
Effective Rate for Interest on Service Cost	2.54	—	—
Rate of Increase in Future Compensation Levels	2.20	2.20	2.20
The Company expects to contribute $1.0 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2023.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2023	2024	2025	2026	2027	2028-2032
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$1.0	$1.1	$1.0	$0.9	$0.8	$3.2
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$1.0	$1.1	$1.0	$0.9	$0.8	$3.2
NOTE 19. LONG-TERM EQUITY-BASED COMPENSATION
On May 5, 2020, Kemper’s shareholders approved the 2020 Omnibus Equity Plan (“2020 Omnibus Plan”). A maximum number of 7,000,000 shares of Kemper common stock may be issued under the 2020 Omnibus Plan (the “Share Authorization”). After the approval date of the 2020 Omnibus Plan, no new awards will be granted under the 2011 Omnibus Equity Plan (“2011 Omnibus Plan”) that had been approved by Kemper’s Shareholders on May 4, 2011, but awards previously granted under the 2011 Omnibus Plan remain outstanding in accordance with their original terms. As of December 31, 2022, there were 2,873,336 common shares available for future grants under the 2020 Omnibus Plan, of which 1,831,722 shares were reserved for future grants based on the performance results under the terms of outstanding performance share units (“PSUs”).
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
Outstanding equity-based compensation awards at December 31, 2022 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), RSUs, PSUs and Deferred Stock Units (“DSUs”). RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of DSUs received full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
For grants under the 2020 Omnibus Plan, and for grants under the 2011 Plan beginning in November 2017, recipients of RSUs and PSUs receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
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
For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $17.7 million, $28.0 million and $24.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total unamortized compensation expense related to unvested awards at December 31, 2022 was $24.3 million, which is expected to be recognized over the next three years ending December 31, 2023, 2024 and 2025.
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
Under the Non-employee Director compensation program in effect for 2022, each Non-employee Director elected at the 2022 annual shareholder meeting received an annual RSU award with an aggregate grant date fair value of $130,000 (“Director RSUs”) at the conclusion of the meeting, and new Non-employee Directors who joined the Board received an initial award of Director RSUs valued at the percentage of the full grant date fair value of $130,000 that represents the number of quarterly Board meetings the new director was expected to attend during the remaining portion of the then-current annual compensation period that ends on the date of the next annual shareholder meeting. The Director RSUs vest over a period of one year, enable the award holder to make an election to defer the conversion to shares of common stock in accordance with applicable deferral rules, and include the right to receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled. Each Non-employee Director elected at the 2021 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, and, each Non-employee Director elected at the 2020 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, under the Non-employee Director compensation program in effect for the applicable year.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2022, 2021 and 2020 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2022, 2021 and 2020 are presented below.

	2022			2021			2020
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	33.20%	-	37.67%	33.67%	-	38.04%	29.22%	-	37.27%
Risk-free Interest Rate	1.20	-	4.33	0.26	-	1.33	0.17	-	1.46
Expected Dividend Yield	1.59	-	2.25	1.18	-	1.78	1.19	-	1.48
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6	4	-	6	4	-	6
Tandem Award activity for the year ended December 31, 2022 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	2,103,979	$61.93
Granted	537,768	52.70
Exercised	(18,937)	35.95
Forfeited or Expired	(297,234)	69.06
Outstanding at December 31, 2022	2,325,576	59.10	6.23	$6.2
Vested and Expected to Vest at December 31, 2022	2,259,869	$59.05	6.16	$6.2
Exercisable at December 31, 2022	1,565,065	$58.91	5.05	$6.2
The weighted-average grant-date fair values of Tandem Awards granted during 2022, 2021 and 2020 were $14.67, $19.29 and $19.24, respectively. Total intrinsic value of Tandem Awards exercised was $0.3 million, $1.3 million and $7.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash received from exercises of Tandem Awards was $0.6 million, $3.7 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.1 million, $0.3 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Information pertaining to Tandem Awards outstanding at December 31, 2022 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$20.01	-	30.00	104,562	$27.71	3.17	104,562	$27.71
30.01	-	40.00	107,969	33.98	2.23	107,969	33.98
40.01	-	50.00	345,616	42.44	3.74	345,616	42.44
50.01	-	60.00	798,652	55.44	7.57	306,082	59.83
60.01	-	70.00	335,981	69.24	7.54	149,172	68.72
70.01	-	80.00	604,689	76.60	6.38	527,043	76.53
80.01	-	90.00	28,107	83.40	6.54	24,621	83.74
20.01	-	90.00	2,325,576	59.10	6.23	1,565,065	58.91
The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested RSUs for the year ended December 31, 2022 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	81,701	$69.82
Granted	531,841	52.29
Vested	(30,591)	71.43
Forfeited	(104,697)	53.60
Nonvested Balance at December 31, 2022	478,254	$53.78
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
•is below a “minimum” performance level, none of the PSUs originally issued to the award recipient will vest.
Activity related to nonvested PSU awards for the year ended December 31, 2022 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	600,321	$79.15
Granted	305,035	55.90
Vested	(113,651)	73.69
Forfeited	(181,131)	78.38
Nonvested Balance at December 31, 2022	610,574	$68.78
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2022, 2021 and 2020 three-year performance periods was 219,691 common shares, 214,076 common shares and 176,807 common shares, respectively, (as “full value awards,” the equivalent of 659,073 shares, 642,228 shares, and 530,421 shares, respectively, under the Share Authorization) at December 31, 2022.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 19. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials.
Sixty-seven percent of the PSU awards granted to employees in 2022, sixty-seven percent of the PSU awards granted to employees in 2021 and sixty-seven percent of the PSU awards granted to employees in 2020 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2022, 2021 and 2020 awards end on January 31, 2025, January 31, 2024 and January 31, 2023, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Thirty-three percent of the PSU awards granted to employees and officers in 2022, thirty-three percent of the PSU awards granted to employees in 2021 and thirty-three percent of the PSU awards granted to employees in 2020 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2022, 2021 and 2020 awards end on December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2022 was $7.5 million. The tax benefits for tax deductions realized from such awards was $1.6 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2021 was $19.6 million. The tax benefits for tax deductions realized from such awards was $4.1 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2020 was $20.4 million. The tax benefits for tax deductions realized from such awards was $4.3 million.
The grant-date fair values of DSU awards granted to Non-employee Directors were determined using the closing price of Kemper common stock on the date of grant. Beginning in 2019 DSU awards are no longer issued to Non-employee Directors. All previously granted shares had vested upon issuance and as such, no DSUs vested during the years ended December 31, 2022, 2021 and 2020.
Activity related to DSU awards for the year ended December 31, 2022 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	44,820	$44.74
Reduction for Shares Issued on Conversion	(8,220)	42.43
Vested Balance at December 31, 2022	36,600	$45.25
NOTE 20. POLICYHOLDER OBLIGATIONS
Policyholder Obligations at December 31, 2022 and 2021 were as follows:

DOLLARS IN MILLIONS	December 31,
	2022	2021
FHLB Funding Agreements	$601.0	$401.9
Universal Life-type Policyholder Account Balances	100.3	102.1
Total	$701.3	$504.0
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. United Insurance received advances of

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 20. POLICYHOLDER OBLIGATIONS (Continued)
$334.8 million from the FHLB of Chicago and made repayments of $135.7 million under the spread lending program in 2022. United Insurance received advances of $300.4 million and made repayments of $306.3 million from the FHLB of Chicago in 2021 under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at December 31, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	2022	2021
Liability under Funding Agreements	$601.0	$401.9
Fair Value of Collateral Pledged	744.6	556.6
FHLB of Chicago Common Stock Owned at Cost	17.5	11.8
NOTE 21. DEBT
Amended and Extended Credit Agreement and Term Loan Facility
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by $200.0 million to a total of $800.0 million. There were no outstanding borrowings under the credit agreement at either December 31, 2022 or December 31, 2021.
The Company incurred $2.2 million of debt issuance costs in relation to the amended agreement. As of December 31, 2022 there were $2.2 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or, in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at December 31, 2022 and 2021 was:

(Dollars in Millions)	Dec 31, 2022	Dec 31, 2021
Senior Notes:
5.000% Senior Notes due September 19, 2022	$—	$276.7
4.350% Senior Notes due February 15, 2025	449.3	449.0
2.400% Senior Notes due September 30, 2030	396.6	396.2
3.800% Senior Notes due February 23, 2032	395.5	—
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	145.5	—
Total Long-term Debt Outstanding	$1,386.9	$1,121.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 21. DEBT (Continued)
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
On February 23, 2022, Kemper issued a notice of redemption for the entire $275.0 million aggregate principal outstanding of the 2022 Senior Notes at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On March 25, 2022, Kemper completed the redemption, and the 2022 Senior Notes were repaid in full. The Company recognized a Loss from Early Extinguishment of Debt of $3.7 million in the first quarter of 2022 which is reflected in the Consolidated Statements of (Loss) Income.
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
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive (Loss) Income. Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.5 million for the year ended December 31, 2022. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2023 as interest expense on the debt is recognized.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 21. DEBT (Continued)
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”), American Access Casualty Company, and Alliance United Insurance Company (“Alliance”) are members of the FHLBs of Chicago, Dallas, Chicago, and San Francisco, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity and Alliance maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. The Company received advances and made repayments of $81.0 million and $85.0 million for the years ended December 31, 2022 and 2021, respectively, for cash and risk management purposes. There were no short-term debt advances from the FHLBs of Chicago, Dallas or San Francisco outstanding at December 31, 2022 or December 31, 2021. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 20, “Policyholder Obligations,” to the Consolidated Financial Statements.

Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $54.7 million, $43.6 million and $36.0 million for the years ended December 31, 2022, 2021 and 2020 respectively. Interest paid, including facility fees, was $51.5 million, $43.9 million and $34.6 million for the years ended December 31, 2022, 2021 and 2020 respectively.
NOTE 22. LEASES
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	2022	2021
Operating Lease Right-of-Use Assets	$45.1	$64.4
Operating Lease Liabilities	72.6	84.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 22. LEASES (Continued)
Lease expenses are primarily included in insurance expenses in the Consolidated Statements of (Loss) Income. Additional information regarding the Company’s operating leases is presented below.

(Dollars in Millions)	2022	2021
Lease Cost:
Amortization of Right-of-Use Assets - Finance Leases	$—	$0.2
Operating Lease Cost	21.3	22.3
Variable Lease Cost	0.3	0.2
Short-Term Lease Cost (1)	3.8	5.0
Total Lease Expense	$25.4	$27.7
Less: Sub-Lease Income	0.1	0.3
Total Lease Cost	$25.3	$27.4
(1) - Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating and finance leases for the year ended December 31, 2022 and 2021 is as follows:

(Dollars in Millions)	2022	2021
Operating Cash Flows from Operating Lease (Fixed Payments)	$24.0	$23.6
Operating Cash Flows from Operating Lease (Liability Reduction)	21.4	20.6
Financing Cash Flows from Finance Leases	—	0.2
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	9.7	15.5
Significant judgments and assumptions for determining lease asset and liability at December 31, 2022 and 2021 are presented below.

	2022	2021
Weighted-average Remaining Lease Term - Finance Leases	0.1 years	1.0 year
Weighted-average Remaining Lease Term - Operating Leases	5.6 years	5.8 years
Weighted-average Discount Rate - Finance Leases	0.6%	0.6%
Weighted-average Discount Rate - Operating Leases	3.6%	3.4%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum lease payments under operating leases at December 31, 2022 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
2023	$23.4
2024	17.6
2025	12.8
2026	6.2
2027	3.9
2028 and Thereafter	17.9
Total Future Payments	$81.8
Less Imputed Interest	9.2
Present Value of Minimum Lease Payments	$72.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 23. CATASTROPHE REINSURANCE
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
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. In 2022, the property business written through the Life & Health segment was included in the catastrophe reinsurance program. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and an annual aggregate excess property catastrophe reinsurance contract.
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2022 to December 31, 2022 is provided in various layers as presented below.

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 23. CATASTROPHE REINSURANCE (Continued)
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
Coverage provided under the 2022 aggregate property catastrophe reinsurance contract is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$65.0
Coverage	65.0	115.0
Coverage provided under the 2021 aggregate property catastrophe reinsurance contract is summarized below.

	Aggregate Catastrophe Losses and LAE
DOLLARS IN MILLIONS	In Excess of	Up to
Retained	$—	$60.0
Coverage	60.0	110.0
The catastrophe reinsurance in 2022, 2021 and 2020 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life & Health Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida.
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2022, 2021 and 2020 by the following:

DOLLARS IN MILLIONS	2022	2021	2020
Specialty Property & Casualty Insurance	$8.9	$7.0	$4.8
Preferred Property & Casualty Insurance	22.5	22.0	20.7
Life & Health Insurance	0.6	1.3	1.2
Total Ceded Catastrophe Reinsurance Premiums	$32.0	$30.3	$26.7
The Company did not pay any reinstatement premiums in 2022, 2021, or 2020.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2022, 2021 and 2020 by business segment are presented below.

DOLLARS IN MILLIONS	2022	2021	2020
Specialty Property & Casualty Insurance	$23.6	$16.0	$12.5
Preferred Property & Casualty Insurance	48.3	73.5	81.5
Life & Health Insurance	3.3	12.9	12.9
Total Catastrophe Losses and LAE	$75.2	$102.4	$106.9
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2022 and 2021.
Total prior year catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $4.1 million in 2022, favorably by $5.4 million in 2021 and adversely by $0.2 million in 2020. The Specialty Property & Casualty Insurance segment reported adverse catastrophe reserve development of $0.6 million, $0.3 million, and $0.2 million in 2022, 2021 and 2020, respectively. The Preferred Property & Casualty Insurance segment reported favorable catastrophe reserve development of $6.2 million, $5.6 million and $0.5 million in 2022, 2021 and 2020, respectively. The Life & Health Insurance segment

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 23. CATASTROPHE REINSURANCE (Continued)
reported adverse catastrophe reserve development of $1.5 million, favorable development of $0.1 million and adverse development of $0.5 million in 2022, 2021 and 2020, respectively.
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
NOTE 24. OTHER REINSURANCE
In addition to the reinsurance programs described in Note 23, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Kemper’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets.
Earned Premiums ceded on long-duration and short-duration policies were $42.7 million, $36.1 million and $31.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $32.0 million, $30.3 million and $26.7 million, respectively, was related to catastrophe reinsurance. See Note 23, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $41.4 million, $56.7 million and $73.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $11.9 million, $17.3 million and $18.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $3.2 million, $4.7 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 25. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2022 and 2021 were:

DOLLARS IN MILLIONS	2022	2021
Deferred Income Tax Assets:
Insurance Reserves	$33.5	$31.9
Unearned Premium Reserves	70.8	78.3
Tax Capitalization of Policy Acquisition Costs	45.9	46.6
Payroll and Employee Benefit Accruals	32.8	36.4
Investments	152.2	—
Net Operating Loss and Credit Carryforwards	49.7	3.6
Other	22.6	11.6
Total Deferred Income Tax Assets	407.5	208.4
Deferred Income Tax Liabilities:
Investments	—	209.1
Deferred Policy Acquisition Costs	131.3	142.4
Life VIF and P&C Customer Relationships	3.7	4.6
Goodwill and Other Intangible Assets Acquired	36.9	38.0
Depreciable Assets	35.7	38.7
Other	10.5	2.6
Total Deferred Income Tax Liabilities	218.1	435.4
Net Deferred Income Tax Assets / (Liabilities)	$189.4	$(227.0)
Based on the weight of available positive and negative evidence, the deferred tax assets are more likely than not to be realized based on Management’s assessment and a valuation allowance has not been recorded as of December 31, 2022 and 2021.

The expiration of federal net operating loss (“NOL”) and tax credit carryforwards and their related deferred income tax assets at December 31, 2022 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2039	$1.4	$1.4
2040	1.4	1.4
2041	46.0	46.0
No Expiration	4.3	0.9
Total All Years	$53.1	$49.7
The carryforwards primarily relate to general business and investment tax credits which the Company expects to fully utilize prior to expiration. The reported federal NOL carryforward does not expire but is limited to use against 80% of federal taxable income.
There were no Unrecognized Tax Benefits at December 31, 2022, 2021 or 2020. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Benefit (Expense). There were no liabilities for accrued interest and penalties as of December 31, 2022, 2021 or 2020.
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018. As a result of the Company filing amended federal income tax returns,

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 25. INCOME TAXES (Continued)
tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to December 31, 2023. Tax years 2019, 2020 and 2021 are subject to a statute of three years from the extended due dates of October 15, 2020, 2021 and 2022, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The components of Income Tax Benefit (Expense) from Operations for the years ended December 31, 2022, 2021 and 2020 were:

DOLLARS IN MILLIONS	2022	2021	2020
Current Income Tax Benefit (Expense)	$(6.2)	$122.7	$(86.6)
Deferred Income Tax Benefit (Expense)	94.5	2.1	(13.6)
Income Tax Benefit (Expense)	$88.3	$124.8	$(100.2)
Income taxes paid, net of income tax refunds received, were $0.7 million, $38.0 million, and $55.8 million in 2022, 2021, and 2020, respectively.
A reconciliation of the Statutory Federal Income Tax Benefit (Expense) and Rate to the Company’s Effective Income Tax Benefit (Expense) and Rate from Operations for the years ended December 31, 2022, 2021 and 2020 is presented below.

DOLLARS IN MILLIONS	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Benefit (Expense)	$81.8	21.0%	$51.5	21.0%	$(107.1)	21.0%
Tax-exempt Income and Dividends Received Deduction	5.3	1.3	4.6	1.9	4.0	(0.8)
Untaxed Earnings on Company-Owned Life Insurance	8.0	2.1	5.4	2.2	2.7	(0.5)
Tax credits	6.5	1.7	66.1	27.0	3.2	(0.6)
Stock-Based Compensation	(1.3)	(0.3)	0.3	0.1	2.2	(0.5)
Nondeductible Executive Compensation	(1.5)	(0.4)	(2.7)	(1.1)	(2.7)	0.5
Expense on Transactions	(11.5)	(3.0)	—	—	—	—
Other, Net	1.0	0.3	(0.4)	(0.2)	(2.5)	0.5
Effective Income Tax Benefit (Expense)	$88.3	22.7%	$124.8	50.9%	$(100.2)	19.6%
Comprehensive Income Tax Benefit (Expense) included in the Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020 was:

DOLLARS IN MILLIONS	2022	2021	2020
Income Tax Benefit (Expense):
Operations	$88.3	$124.8	$(100.2)
Unrealized Depreciation (Appreciation) on Securities	325.5	(60.1)	(78.3)
Tax Effects from Postretirement Benefit Plans	(4.0)	(2.4)	(15.3)
Tax Effects from Cash Flow Hedge	(1.2)	0.1	—
Comprehensive Income Tax Benefit (Expense)	$408.6	$62.4	$(193.8)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 26. COMMITMENTS AND CONTINGENCIES
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

NOTE 27. RELATED PARTIES
As described in Note 24, “Other Reinsurance,” to the Consolidated Financial Statements, the Company has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, in 2022 the Company began including anticipated net investment income in the premium deficiency analysis performed for the Specialty Property & Casualty Insurance and Preferred Property & Casualty Insurance segments.

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

Property and Casualty Insurance Reserves - Refer to Notes 2 and 7 to the consolidated financial statements
Critical Audit Matter Description
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

Fixed Maturities at Fair Value - Refer to Notes 2, 9, and 12 to the consolidated financial statements
Critical Audit Matter Description
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
February 9, 2023

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022.
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
February 9, 2023

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Business Experience of Nominees,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2023 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2022, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2023 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2023 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	2,325,576	$59.10	2,873,336
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,325,576	$59.10	2,873,336
(1) Includes 1,831,722 shares reserved for future grants based on performance results under the terms of outstanding PSU awards.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2023 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2023 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report
1.Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2022 and 2021, and the consolidated statements of (loss) income, comprehensive (loss) income, cash flows and shareholders’ equity for the years ended December 31, 2022, 2021 and 2020, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2022 Annual Report.
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
3.Exhibits. An Exhibit Index has been filed as part of this report on pages 148 through 152.
(b)Exhibits. Included in Item 15(a)3 above
(c)Financial Statement Schedules. Included in Item 15(a)2 above

Item 16.     Form 10-K Summary
None

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	December 6, 2022
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.3	Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.1	September 29, 2020
4.4	First Supplemental Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association (Including the form of 2.400% Senior Notes due 2030)	8-K	001-18298	4.2	September 29, 2020
4.5	Second Supplemental Indenture, dated as of February 23, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 3.800% Senior Notes due 2032)	8-K	001-18298	4.2	February 23, 2022
4.6	Third Supplemental Indenture, dated as of March 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062)	8-K	001-18298	4.2	March 10, 2022
4.7	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.7	February 20, 2019
4.8	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1	Third Amended and Restated Credit Agreement, dated as of March 15, 2022, by and among the Company, as the borrower, the lenders and issuing banks from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-18298	10.1	March 17, 2022
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4	Advances and Security Agreement, effective August 14, 2020, between Alliance United Insurance Company and the Federal Home Loan Bank of San Francisco	8-K/A	001-18298	10.1	August 20, 2020
10.5	Advances, Collateral Pledge, and Security Agreement, dated as of May 10, 2022, between American Access Casualty Company and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	May 11, 2022
10.6*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.7*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.8*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective March 16, 2016	10-Q	001-18298	10.3	May 5, 2016
10.9*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.10*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.11*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of August 25, 2011, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.13	February 17, 2012
10.12*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.1	May 2, 2013
10.13*	Form of Deferred Stock Unit Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.2	May 2, 2013
10.14*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.24	February 14, 2014
10.15*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.31	February 13, 2017
10.16*	Form of Performance Share Unit Award Agreement (Adjusted ROE), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.34	February 13, 2018
10.17*	Form of Performance Share Unit Award Agreement (Relative TSR), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.35	February 13, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.18*	Form of Restricted Stock Unit Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.37	February 13, 2018
10.19*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.39	February 13, 2018
10.20*	Kemper Executive Performance Plan, amended and restated as of May 1, 2018	10-Q	001-18298	10.2	July 30, 2018
10.21*	Form of Non-Employee Director Restricted Stock Unit Award Agreement, as of April 30, 2019, under the Kemper 2011 Omnibus Equity Plan	8-K	001-18298	10.1	May 1, 2019
10.22*	Form of individual Indemnification Agreements between Kemper and its directors and executive officers	8-K	001-18298	10.1	February 11, 2020
10.23*	2020 Omnibus Plan	Schedule 14A	001-18298	Appendix B	March 25, 2020
10.24*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.1	May 11, 2020
10.25*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.2	May 11, 2020
10.26*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.3	May 11, 2020
10.27*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.4	May 11, 2020
10.28*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.5	May 11, 2020
10.29*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.6	May 11, 2020
10.30*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.7	May 11, 2020
10.31*	Form of individual change in control severance agreements between Kemper and its executive officers	10-K	001-18298	10.42	February 13, 2017
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

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, James J. McKinney, Executive Vice President and Chief Financial Officer, and James A. Alexander, Senior Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his or her true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2022 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2022 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2023.

KEMPER CORPORATION (Registrant)

By:	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 9, 2023.

Signature	Title
/s/ JOSEPH P. LACHER, JR.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Joseph P. Lacher, Jr.

/s/ JAMES J. MCKINNEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James J. McKinney

/s/ JAMES A. ALEXANDER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
James A. Alexander

/s/ ROBERT J. JOYCE	Director
Robert J. Joyce

/s/ TERESA A. CANIDA	Director
Teresa A. Canida

/s/ GEORGE N. COCHRAN	Director
George N. Cochran

/s/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/s/ LACY M. JOHNSON	Director
Lacy M. Johnson

/s/ GERALD LADERMAN	Director
Gerald Laderman

/s/ STUART B. PARKER	Director
Stuart B. Parker

/s/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/s/ JASON N. GOREVIC	Director
Jason N. Gorevic

/s/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2022
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$612.5	$528.0	$528.0
States and Political Subdivisions	1,797.6	1,568.9	1,568.9
Foreign Governments	5.0	4.1	4.1
Corporate Securities:
Other Bonds and Notes	4,030.3	3,539.4	3,539.4
Redeemable Preferred Stocks	9.0	8.0	8.0
Collateralized Loan Obligations	1,014.7	953.9	953.9
Other Mortgage- and Asset-backed	342.7	292.5	292.5
Total Investments in Fixed Maturities	7,811.8	6,894.8	6,894.8
Equity Securities at Fair Value:
Preferred Stocks	39.8	39.8	39.8
Common Stocks	2.1	2.1	2.1
Other Equity Interests	201.3	201.3	201.3
Total Investments in Equity Securities	243.2	243.2	243.2

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	217.0	XXX.X	217.0
Alternative Energy Partnership Investments	16.3	XXX.X	16.3
Short-term Investments	278.4	XXX.X	278.4
Company-Owned Life Insurance	586.5	XXX.X	586.5
Loans to Policyholders	283.4	XXX.X	283.4
Other Investments	269.9	XXX.X	269.9
Total Investments	$9,706.5		$8,789.5
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2022	2021
ASSETS
Investments in Subsidiaries	$3,621.6	$4,729.1
Fixed Maturities at Fair Value (Amortized Cost: 2022 – $122.5; 2021 - $0.3)	120.0	0.4
Equity Securities at Fair Value (Cost: 2022 - $39.3; 2021 - $106.8)	24.1	107.4
Short-term Investments	67.7	96.9
Cash	66.3	27.7
Other Receivables	5.6	2.3
Current Income Taxes	12.0	—
Right-of-Use Assets	12.2	12.8
Other Assets	35.6	18.9
Total Assets	$3,965.1	$4,995.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 4.350% due 2025 (Fair Value: 2022 – $438.5; 2021 – $481.4)	$449.3	$449.0
Senior Notes Payable, 2.400% due 2030 (Fair Value: 2022 – $310.3; 2021 – $387.8)	396.6	396.2
Senior Notes Payable, 3.800% due 2032 (Fair Value: 2022 - $336.2; 2021 - $0.0)	395.5	—
Fixed-Rate Reset Junior Subordinated Debentures, 5.875% due 2062 (Fair Value: 2022 - $110.1; 2021 - $0.0)	145.5	—
Current Income Tax Liability	—	18.5
Deferred Income Tax Liability	49.1	46.5
Liabilities for Benefit Plans	35.4	42.3
Right-of-Use Liabilities	24.4	25.8
Accrued Expenses and Other Liabilities	26.1	9.5
Total Liabilities	1,521.9	987.8
Shareholders’ Equity:
Common Stock	6.4	6.4
Additional Paid-in Capital	1,812.7	1,790.7
Retained Earnings	1,380.1	1,762.5
Accumulated Other Comprehensive (Loss) Income	(756.0)	448.1
Total Shareholders’ Equity	2,443.2	4,007.7
Total Liabilities and Shareholders’ Equity	$3,965.1	$4,995.5

See Accompanying Report of Independent Registered Public Accounting Firm.

2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF (LOSS) INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2022	2021	2020
Net Investment Income	$16.6	$3.4	$1.4
(Loss) Income from Change in Fair Value of Equity Securities	(14.8)	10.0	4.3
Net Realized Investment Gains	3.0	10.6	0.1
Impairment Losses	(0.2)	—	—
Other Income	1.1	—	—
Total Revenues	5.7	24.0	5.8
Interest Expense	52.6	32.0	24.2
Pension Settlement Expense	—	—	64.1
Other Operating Expenses (Benefits)	6.6	5.9	(3.6)
Total Operating Expenses	59.2	37.9	84.7
Loss before Income Taxes and Equity in Net (Loss) Income of Subsidiaries	(53.5)	(13.9)	(78.9)
Income Tax Benefit (Expense)	14.0	(0.6)	13.4
Loss before Equity in Net Loss of Subsidiaries	(39.5)	(14.5)	(65.5)
Equity in Net (Loss) Income of Subsidiaries	(261.7)	(106.0)	475.4
Net (Loss) Income	$(301.2)	$(120.5)	$409.9
See Accompanying Report of Independent Registered Public Accounting Firm.

3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Millions)

	For the Year Ended December 31,
	2022	2021	2020
Net (Loss) Income	$(301.2)	$(120.5)	$409.9
Other Comprehensive (Loss) Income:
Changes in Net Unrealized (Losses) Gains on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of (Loss) Income:
Securities Held by Subsidiaries	(1,535.7)	(230.4)	378.7
Securities Held by Parent	(2.6)	—	8.0
Having Credit Losses Recognized in Consolidated Statements of (Loss) Income:
Securities Held by Subsidiaries	1.9	(2.0)	(2.6)
Reclassification Adjustment for Amounts Included in Net (Loss) Income:
Securities Held by Subsidiaries	(12.8)	(43.5)	(16.6)
Securities Held by Parent	—	(10.6)	(0.1)
Unrecognized Postretirement Benefit Costs Arising During the Year:
Securities Held by Subsidiaries	1.1	0.6	—
Securities Held by Parent	18.2	(9.5)	3.6
Reclassification Adjustments for Amounts Included in Net (Loss) Income:
Pension Settlement Cost Recognized	—	—	64.1
Amortization of Unrecognized Postretirement Benefit Costs	(0.4)	0.1	2.5
Gains on Cash Flow Hedge	5.9	0.5	0.4
Other Comprehensive (Loss) Income before Income Taxes	(1,524.4)	(294.8)	438.0
Income Tax Benefit (Expense):
Changes in Net Unrealized (Losses) Gains on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of (Loss) Income:
Securities Held by Subsidiaries	322.7	48.4	(80.6)
Securities Held by Parent	0.5	—	(1.7)
Having Credit Losses Recognized in Consolidated Statements of (Loss) Income:
Securities Held by Subsidiaries	(0.4)	0.4	0.5
Reclassification Adjustment for Amounts Included in Net (Loss) Income:
Securities Held by Subsidiaries	2.7	9.1	3.5
Securities Held by Parent	—	2.2	—
Unrecognized Postretirement Benefit Costs Arising During the Year:
Securities Held by Subsidiaries	(0.2)	(0.1)	—
Securities Held by Parent	(3.9)	2.5	(1.3)
Reclassification Adjustments for Amounts Included in Net (Loss) Income:
Pension Settlement Cost Recognized	—	—	(13.5)
Amortization of Unrecognized Postretirement Benefit Costs	0.1	—	(0.5)
Changes in Gain on Cash Flow Hedges	(1.2)	(0.1)	—
Income Tax Benefit (Expense)	320.3	62.4	(93.6)
Other Comprehensive (Loss) Income	(1,204.1)	(232.4)	344.4
Total Comprehensive (Loss) Income	$(1,505.3)	$(352.9)	$754.3

See Accompanying Report of Independent Registered Public Accounting Firm.
4

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net (Loss) Income	$(301.2)	$(120.5)	$409.9
Adjustment Required to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operations:
Equity in Net Loss (Income) of Subsidiaries	261.7	106.0	(475.4)
Cash Dividends from Subsidiaries	25.3	170.3	216.2
Net Realized Investment Gains	(3.0)	(10.6)	(0.1)
Settlement Costs Related to Defined Benefit Pension Plan	—	—	64.1
Impairment Losses	0.2	—	—
Loss (Income) from Change in Fair Value of Equity and Convertible Securities	14.8	(10.0)	(4.3)
Other, Net	(48.9)	(35.3)	52.2
Net Cash (Used in) Provided by Operating Activities	(51.1)	99.9	262.6
Investing Activities:
Capital Contributed to Subsidiaries	(537.8)	(36.5)	(62.0)
Proceeds from Sales, Calls and Maturities of Fixed Maturities	0.1	181.3	2.0
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	71.9	28.5	2.2
Purchases of Investments:
Fixed Maturities	(40.3)	—	—
Equity Securities	(5.6)	(48.7)	(21.0)
Net Sales (Purchases) of Short-term Investments	138.9	411.3	(415.7)
Acquisition of Business	—	(370.9)	—
Other	(3.1)	—	—
Net Cash (Used in) Provided by Investing Activities	(375.9)	165.0	(494.5)
Financing Activities:
Notes Payable Proceeds:
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	396.3	—	—
Issuance Fees from Issuance of 3.800% Senior Notes due February 23, 2032	(1.2)	—	—
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	145.6	—	—
Issuance Fees from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	(0.9)	—	—
Proceeds from Issuance of 2.400% Senior Notes due September 30, 2030	—	—	396.8
Issuance Fees from Issuance of 2.400% Senior Notes due September 30, 2030	—	—	(1.2)
Repayments of Long-term Debt	—	(50.0)	—
Proceeds from Shares Issued under Employee Stock Purchase Plan	4.9	5.4	4.4
Common Stock Repurchases	—	(161.7)	(110.4)
Dividends and Dividend Equivalents Paid	(79.7)	(80.6)	(78.9)
Other	0.6	3.7	5.4
Net Cash Provided by (Used in) Financing Activities	465.6	(283.2)	216.1
Increase (Decrease) in Cash	38.6	(18.3)	(15.8)
Cash, Beginning of Year	27.7	46.0	61.8
Cash, End of Year	$66.3	$27.7	$46.0

See Accompanying Report of Independent Registered Public Accounting Firm.
5

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial information of Kemper Corporation (“Kemper” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Kemper’s subsidiaries are accounted for using the equity method of accounting. Equity in net (loss) income of these subsidiaries is presented on the Statements of Operations as Equity in Net (Loss) Income of Subsidiaries.
NOTE 2. GUARANTEES
On November 30, 2018 Kemper executed a guarantee to fully and unconditionally guarantee the payment and performance obligations of the 5.000% Senior Notes due September 19, 2022 of Infinity Property and Casualty Corporation, a wholly owned subsidiary of Kemper.
On February 23, 2022, Kemper issued a notice of redemption for the entire $275.0 million aggregate principal outstanding of the 2022 Senior Notes at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On March 25, 2022, Kemper completed the redemption, and the 2022 Senior Notes were repaid in full. The Company recognized a Loss from Early Extinguishment of Debt of $3.7 million in the first quarter of 2022 which is reflected in the Consolidated Statements of (Loss) Income.
The Company used the proceeds received from Kemper’s 2032 Senior Notes offering to repay the 2022 Senior Notes. See “3.800% Senior Notes Due 2032” in the Debt disclosure, Note 21 for additional information regarding the debt issuance.
On July 1, 2022, Kemper executed an indefinite agreement with its subsidiary, Kemper Bermuda Ltd, that provides financial guarantees of up to $300.0 million in contributed capital to maintain its minimum Enhanced Capital Requirement (“ECR”) as required by the Bermuda Monetary Authority as a Class C insurer. As of December 31, 2022, Kemper had contributed $5.0 million under this agreement.

NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper received $300.1 million and $189.0 million in non-cash dividends from subsidiaries in 2022 and 2021, respectively. Kemper made non-cash capital contributions of $156.3 million and $103.3 million to subsidiaries in 2022 and 2021, respectively.
NOTE 4. LEASES
Kemper leases certain office space for its current and former corporate headquarters under non-cancelable operating leases.
The following table presents operating lease Right-of-Use (“ROU”) assets and lease liabilities at December 31, 2022 and 2021.

DOLLARS IN MILLIONS	2022	2021
Operating Lease Right-of-Use Assets	$12.2	$12.8
Operating Lease Liabilities	24.4	25.8
Supplemental cash flow information related to Kemper’s operating leases for the year-ended December 31, 2022 and December 31, 2021 respectively are presented follows.

DOLLARS IN MILLIONS	2022	2021
Operating Cash Flows from Operating Leases (Fixed Payments)	$2.4	$2.2
Operating Cash Flows from Operating Leases (Liability Reduction)	1.4	1.1
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	—	—

6

NOTE 4. LEASES (Continued)

Significant judgments and assumptions for determining lease asset and liability as December 31, 2022 and December 31, 2021 respectively are presented below.

DOLLARS IN MILLIONS	2022	2021
Weighted-average Remaining Lease Term - Operating Leases	11.0 years	11.9 years
Weighted-average Discount Rate - Operating Leases	4.0%	4.0%
Kemper’s leases do not provide an implicit rate. Accordingly, Kemper uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum operating lease payments at December 31, 2022 were:

DOLLARS IN MILLIONS	Operating Leases
2023	$2.4
2024	2.5
2025	2.6
2026	2.6
2027	2.7
2028 and Thereafter	17.7
Total Future Payments	$30.5
Less Discount	6.1
Present Value of Minimum Lease Payments	$24.4
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
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive (Loss) Income. Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.5 million for the year ended December 31, 2022. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2023 as interest expense on the debt is recognized.
7

NOTE 5. DEBT (Continued)
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
8

SCHEDULE III
KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2022
Specialty Property & Casualty Insurance	$4,046.4	$3,934.4	$6.0	$140.7	$3,578.2	$569.8	$232.1	$192.6	$2,321.1	$1,431.5
Preferred Property & Casualty Insurance	595.5	527.1	—	49.7	493.4	93.5	90.0	38.1	419.1	264.0
Life & Health Insurance (1)	624.4	N/A	(0.6)	216.5	432.6	42.0	300.9	394.9	3,556.3	8.9
Other	—	N/A	3.8	15.7	0.2	—	(127.7)	—	14.4	—
Total	$5,266.3	N/A	$9.2	$422.6	$4,504.4	$705.3	$495.3	$625.6	$6,310.9	$1,704.4
2021
Specialty Property & Casualty Insurance	$3,948.5	$4,057.3	$4.1	$152.5	$3,593.7	$546.7	$227.8	$219.0	$2,319.7	$1,545.9
Preferred Property & Casualty Insurance	651.7	642.0	—	68.6	537.4	103.8	102.6	49.2	433.2	331.6
Life & Health Insurance (1)	653.5	N/A	(1.3)	202.7	469.7	33.8	325.1	409.4	3,544.5	21.2
Other	—	N/A	2.0	3.5	—	—	(121.7)	—	16.2	—
Total	$5,253.7	N/A	$4.8	$427.3	$4,600.8	$684.3	$533.8	$677.6	$6,313.6	$1,898.7
2020
Specialty Property & Casualty Insurance	$3,335.3	$3,435.5	$1.8	$114.1	$2,378.4	$497.5	$154.4
Preferred Property & Casualty Insurance	688.2	653.0	0.1	37.7	503.1	111.2	109.9
Life & Health Insurance (1)	648.7	N/A	0.6	198.8	442.0	33.1	301.8
Other	—	N/A	92.1	(2.4)	0.1	—	(107.4)
Total	$4,672.2	N/A	$94.6	$348.2	$3,323.6	$641.8	$458.7

(1)The Company’s Life & Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life & Health Insurance segment.
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2022
Life Insurance in Force	$19,885.1	$354.8	$137.1	$19,667.4	0.7%
Premiums:
Life Insurance	$408.7	$3.6	$0.6	$405.7	0.1%
Accident and Health Insurance	167.9	1.1	1.4	168.2	0.8
Property and Liability Insurance	4,706.1	38.0	24.3	4,692.4	0.5
Total Premiums	$5,282.7	$42.7	$26.3	$5,266.3	0.5%
Year Ended December 31, 2021
Life Insurance in Force	$20,287.7	$372.3	$144.5	$20,059.9	0.7%
Premiums:
Life Insurance	$401.9	$0.9	$0.7	$401.7	0.2%
Accident and Health Insurance	185.8	0.3	4.4	189.9	2.3
Property and Liability Insurance	4,667.4	34.9	29.6	4,662.1	0.6
Total Premiums	$5,255.1	$36.1	$34.7	$5,253.7	0.7%
Year Ended December 31, 2020
Life Insurance in Force	$19,706.2	$387.7	$152.3	$19,470.8	0.8%
Premiums:
Life Insurance	$386.0	$1.1	$0.8	$385.7	0.2%
Accident and Health Insurance	195.5	1.6	5.4	199.3	2.7
Property and Liability Insurance	4,071.1	28.5	44.6	4,087.2	1.1
Total Premiums	$4,652.6	$31.2	$50.8	$4,672.2	1.1%
See Accompanying Report of Independent Registered Public Accounting Firm.

1