Form 10-Q
period 2023-03-31
KEMPER Corp
filed 2023-05-08
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 3/31/2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
63,991,262 shares of common stock, $0.10 par value, were outstanding as of May 4, 2023.

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
In addition to those factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2022 (the “2022 Annual Report”), the reader should consider the following list of general factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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
•The interest rate environment, including proposed rate changes by the U.S. Federal Reserve, which may cause material fluctuations in our life policyholder benefit reserves;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Dollars in millions, except per share amounts)
(Unaudited)

	Period Ended
	Mar 31, 2023	Mar 31, 2022[1]
Revenues:
Earned Premiums (Changes in Deferred Profit Liability: 2023 - $19.2; 2022 - $20.3)	$1,180.9	$1,320.0
Net Investment Income	101.8	100.0
Change in Value of Alternative Energy Partnership Investments	0.7	(16.7)
Other Income	1.2	2.4
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	1.7	(28.2)
Net Realized Investment Gains	6.4	1.5
Impairment Gains (Losses)	2.1	(8.9)
Total Revenues	1,294.8	1,370.1
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses (Changes in Liability for Future Policyholder Benefits: 2023 - $1.9; 2022 - $18.6)	1,052.0	1,123.2
Insurance Expenses	269.3	304.8
Loss from Early Extinguishment of Debt	—	3.7
Interest and Other Expenses	77.4	54.1
Total Expenses	1,398.7	1,485.8
Loss before Income Taxes	(103.9)	(115.7)
Income Tax Benefit	23.8	29.4
Net Loss	$(80.1)	$(86.3)
Net Loss Per Unrestricted Share:
Basic	$(1.25)	$(1.36)
Diluted	$(1.25)	$(1.36)
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recasted to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2023	Mar 31, 2022[1]
Net Loss	$(80.1)	$(86.3)

Other Comprehensive Loss Before Income Taxes:
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Loss	187.2	(644.6)
Credit Losses Recognized in Condensed Consolidated Statements of Loss	—	(7.4)
Change in Net Unrecognized Postretirement Benefit Costs	(0.5)	(0.1)
Gain on Cash Flow Hedges	—	6.1
Change in Discount Rate on Future Life Policyholder Benefits	(109.8)	562.3
Other Comprehensive Income (Loss) Before Income Taxes	76.9	(83.7)
Other Comprehensive Income Tax (Expense) Benefit	(16.7)	17.5
Other Comprehensive Income (Loss), Net of Taxes	60.2	(66.2)
Total Comprehensive Loss	$(19.9)	$(152.5)
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recasted to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2023	Dec 31, 2022[1]
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2023 - $7,923.6; 2022 - $7,811.8 Allowance for Credit Losses: 2023 - $7.4; 2022 - $9.6)	$7,189.4	$6,894.8
Equity Securities at Fair Value (Cost: 2023 - $230.6; 2022 - $247.6)	243.6	243.2
Equity Method Limited Liability Investments	218.7	217.0
Alternative Energy Partnership Investments	17.0	16.3
Short-term Investments at Cost which Approximates Fair Value	278.4	278.4
Company-Owned Life Insurance	595.3	586.5
Loans to Policyholders	283.1	283.4
Other Investments	271.8	269.9
Total Investments	9,097.3	8,789.5
Cash	60.6	212.4
Receivables from Policyholders (Allowance for Credit Losses: 2023 - $11.3; 2022 - $13.1)	1,344.0	1,286.6
Other Receivables	249.4	262.6
Deferred Policy Acquisition Costs	651.5	635.6
Goodwill	1,300.3	1,300.3
Current Income Tax Assets	15.0	167.6
Deferred Income Tax Assets	166.0	129.0
Other Assets	519.6	530.0
Total Assets	$13,403.7	$13,313.6
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,399.6	$3,276.2
Property and Casualty	2,721.1	2,756.9
Total Insurance Reserves	6,120.7	6,033.1
Unearned Premiums	1,778.0	1,704.4
Policyholder Obligations	700.6	701.3
Accrued Expenses and Other Liabilities	770.0	817.3
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2023 - $1,222.0; 2022 - $1,195.1)	1,387.5	1,386.9
Total Liabilities	10,756.8	10,643.0
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,982,224 Shares Issued and Outstanding at March 31, 2023 and 63,912,762 Shares Issued and Outstanding at December 31, 2022	6.4	6.4
Paid-in Capital	1,828.9	1,812.7
Retained Earnings	1,266.3	1,366.4
Accumulated Other Comprehensive Loss	(454.7)	(514.9)
Total Shareholders’ Equity	2,646.9	2,670.6
Total Liabilities and Shareholders’ Equity	$13,403.7	$13,313.6
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recasted to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2023	Mar 31, 2022[1]
Cash Flows from Operating Activities:
Net Loss	$(80.1)	$(86.3)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Net Realized Investment Gains	(6.4)	(1.5)
Impairment (Gains) Losses	(2.1)	8.9
Depreciation and Amortization of Property, Equipment and Software	11.9	13.4
Amortization of Intangibles Assets Acquired	4.3	6.2
Loss from Early Extinguishment of Debt	—	3.7
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	0.8	(5.8)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	(0.7)	16.7
(Increase) Decrease in Value of Equity and Convertible Securities	(1.7)	28.2
Changes in:
Receivables from Policyholders	(57.4)	14.2
Reinsurance Recoverables	4.1	(0.3)
Deferred Policy Acquisition Costs	(15.9)	(1.6)
Insurance Reserves	(21.8)	(8.7)
Unearned Premiums	73.6	(8.2)
Income Taxes	106.2	(28.2)
Other Assets and Liabilities	(9.6)	31.1
Net Cash Provided by (Used in) Operating Activities	5.2	(18.2)
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	154.0	128.6
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	19.5	249.7
Mortgage Loans	18.6	22.8
Other Investments	2.6	20.5
Purchases of Investments:
Fixed Maturities	(293.3)	(527.2)
Equity Securities	(13.2)	(21.3)
Real Estate Investments	(0.2)	—
Company-Owned Life Insurance	—	(100.0)
Mortgage Loans	(13.3)	(21.3)
Other Investments	(4.7)	(1.9)
Net Sales of Short-term Investments	0.7	40.3
Acquisition of Software and Long-lived Assets	(10.0)	(16.0)
Other	1.1	0.7
Net Cash Used in Investing Activities	(138.2)	(225.1)
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recasted to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2023	Mar 31, 2022[1]
Net Cash Used in Investing Activities (Carryforward from page 7)	(138.2)	(225.1)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	—	(280.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	—	396.3
Issuance Fees on 3.800% Senior Notes due February 23, 2032	—	(1.2)
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	145.6
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	(0.9)
Proceeds from Policyholder Contract Obligations	89.3	208.6
Repayment of Policyholder Contract Obligations	(90.0)	(57.8)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.0	1.3
Dividends Paid	(19.4)	(19.8)
Other	0.3	0.3
Net Cash (Used in) Provided by Financing Activities	(18.8)	392.4

Net (decrease) increase in cash	(151.8)	149.1
Cash, Beginning of Year	212.4	148.2
Cash, End of Period	$60.6	$297.3
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recasted to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2022[1]	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$2,670.6
Net Loss	—	—	—	(80.1)	—	(80.1)
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	60.2	60.2
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(19.4)	—	(19.4)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	1.0	—	—	1.0
Equity-based Compensation Cost	—	—	15.6	—	—	15.6
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.4)	(0.6)	—	(1.0)
Balance, March 31, 2023	64.0	$6.4	$1,828.9	$1,266.3	$(454.7)	$2,646.9

	Three Months Ended March 31, 2022[1]
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2021	63.7	$6.4	$1,790.7	$1,734.2	$(401.6)	$3,129.7
Net Loss	—	—	—	(86.3)	—	(86.3)
Other Comprehensive Loss, Net of Taxes (Note 12)	—	—	—	—	(66.2)	(66.2)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(19.6)	—	(19.6)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	1.3	—	—	1.3
Equity-based Compensation Cost	—	—	11.9	—	—	11.9
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.8)	(0.8)	—	(1.6)
Balance, March 31, 2022	63.8	$6.4	$1,803.1	$1,627.5	$(467.8)	$2,969.2
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recasted to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies
The unaudited Condensed Consolidated Financial Statements include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty, life subsidiaries and a health subsidiary through the date of its sale of December 1, 2022 (collectively referred to herein as the “Company”).
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
Certain financial information that is included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the three months ended March 31, 2023 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2022 except for Note 6 “Liability for Future Policyholder Benefits”, Note 7 “Deferred Policy Acquisition Costs”, Note 12 ”Other Comprehensive Loss and Accumulated Other Comprehensive Loss” and Note 15 “Policyholder Obligations” which were impacted due to the implementation of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-12 Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2023. Other than discussed below, there were no adoptions of such accounting pronouncements during the three months ended March 31, 2023 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Guidance Adopted in 2023
The Company adopted Financial Accounting Standards Board ASU 2018-12 for the liability for future policyholder benefits and deferred acquisition costs on a modified retrospective basis as of January 1, 2023, such that those balances were adjusted to conform to ASU 2018-12 on January 1, 2021.
The new standard requires cash flow assumptions used to measure the liability for future policyholder benefits for nonparticipating traditional and limited pay long-duration contracts be updated at least annually with the recognition and remeasurement recorded in net income. It also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting period, and recognized in other comprehensive income. ASU 2018-12 also simplifies the amortization of deferred acquisition costs to a constant level basis over the expected term of the contract, requires all market risk benefits to be measured at fair value, and enhances certain presentation and disclosure requirements, as discussed in Notes 6 and 7.
As a result of the adoption of ASU 2018-12, beginning retained earnings was reduced by $25.1 million and Accumulated Other Comprehensive Income (“AOCI”) reduced by $1,030.3 million as of January 1, 2021.
The table below presents the transition adjustment for the adoption of ASU 2018-12:

	Pre-Adoption Balance 12/31/2020	Adjustments to AOCI	Adjustments to Retained Earnings	Post- Adoption Balance 1/1/2021
Retained Earnings	$(2,071.2)	—	25.1	$(2,046.1)
AOCI	$(680.5)	1,030.3	—	$349.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
For the liability for future policyholder benefits, the net transition adjustment is related to the difference in the historical discount rates used pre-transition and the discount rate at December 31, 2020. At transition, there were no adjustments related to premium deficiencies, as the balance is only applicable to Kemper’s universal life contracts which are stated at account value.
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Loss for the three months ended March 31, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Earned Premiums	$1,338.6	(18.6)	$1,320.0
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	$1,153.4	(30.2)	$1,123.2
Insurance Expenses	$304.0	0.8	$304.8
Income Tax Benefit	$31.7	(2.3)	$29.4
Net Loss	$(94.8)	8.5	$(86.3)

Net Loss Per Unrestricted Share:
Basic	$(1.49)	$0.13	$(1.36)
Diluted	$(1.49)	$0.13	$(1.36)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Deferred Policy Acquisition Costs	$625.6	10.0	$635.6
Deferred Income Tax Assets	$189.4	(60.4)	$129.0
Total Assets	$13,364.0	(50.4)	$13,313.6
Life and Health Insurance Reserves	$3,554.0	(277.8)	$3,276.2
Total Liabilities	$10,920.8	(277.8)	$10,643.0
Retained Earnings	$1,380.1	(13.7)	$1,366.4
Accumulated Other Comprehensive (Loss) Income	$(756.0)	241.1	$(514.9)
Total Shareholders’ Equity	$2,443.2	227.4	$2,670.6

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Change in Discount Rate on Future Life Policyholder Benefits	$—	562.3	$562.3
Other Comprehensive Loss Before Income Taxes	$(646.0)	562.3	$(83.7)
Other Comprehensive Income Tax Benefit	$135.6	(118.1)	$17.5
Other Comprehensive Loss, Net of Taxes	$(510.4)	444.2	$(66.2)
Total Comprehensive Loss	$(605.2)	452.7	$(152.5)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Cash Flows from Operating Activities:
Net Loss	$(94.8)	8.5	$(86.3)
Change in Deferred Policy Acquisition Costs	$(2.4)	0.8	$(1.6)
Change in Insurance Reserves	$2.9	(11.6)	$(8.7)
Change in Income Taxes	$(30.5)	2.3	$(28.2)
Net Cash Used in Operating Activities	$(18.2)	—	$(18.2)
Guidance Not Yet Adopted

In March 2023, the FASB issued ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period, and a net presentation within the income tax line item. ASU 2023-02 is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. The Company is currently evaluating impact of this guidance on its financial statements.

Significant Accounting Policies Related to ASU 2018-12
The below outlines those significant accounting policies related to ASU 2018-12 that are effective January 1, 2023.
Liability for Future Policyholder Benefits
A liability for future policyholder benefits, which is the present value of estimated future policyholder benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. The liability is estimated using current assumptions that include discount rate, mortality, lapses and expenses. These current assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.

The liability is adjusted for differences between actual and expected experience. Each quarter, the Company reviews and updates its estimate of cash flows expected over the lifetime of a group of contracts using actual historical experience and current future cash flow assumptions to calculate its revised net premium ratio. The revised net premium ratios are then used to calculate an updated liability for future policyholder benefits for the current reporting period, discounted at the original contract issuance discount rate. The Company has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Resulting changes in the liability due to differences in actual versus expected experience, changes in current cash flow assumptions, and prefunding and payout of benefits compared to the carrying amount of the liability as of that same date are recorded as a separate component of benefit expense in the Condensed Consolidated Statements of Loss.

The current discount rate assumption is an equivalent spot rate curve of annually compounded rates at monthly increments that is derived based on A-credit rated fixed-income instruments reflecting the duration characteristics of the liability. The Company utilizes published corporate yield curves from Bloomberg’s BVAL Investment Grade Corporate Sector curve. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in Other Comprehensive Income (Loss). For liability cash flows that are projected beyond the maximum observable point on the yield curve, the underlying yield curve is held constant.
Deferred Profit Liability

For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policyholder benefits, including discount rate, mortality, lapses, and expenses.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
The DPL is amortized and recognized as premium revenue in proportion to insurance in force for nonparticipating limited-payment contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimates of cash flows for the DPL at the same time as the estimates of cash flows for the liability for future policyholder benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, and any difference is recognized as either an increase or decrease to Earned Premiums.
Deferred Policy Acquisition Costs
Deferred costs are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. These deferred costs are amortized on a constant level basis for grouped contracts over the expected term of the related contracts to approximate straight-line amortization. The expected term of the contract used for amortization is determined using mortality and termination assumptions that are based on the Company’s experience, industry data, and other factors and are consistent with those used for the liability for future policyholder benefits. If those projected assumptions change in future periods, they will be reflected in the straight-line amortization horizon at that time. Unexpected terminations, due to higher mortality and termination experience than expected, are recognized in the current period as a reduction of the capitalized balances. Amortization of deferred policy acquisition costs is included in Insurance Expenses in the Condensed Consolidated Statements of Loss.

Note 2 - Net Loss Per Unrestricted Share
The Company’s awards of deferred stock units granted to Kemper’s non-employee directors prior to 2019 contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator used in the calculation of Basic Net Loss Per Unrestricted Share and Diluted Net Loss Per Unrestricted Share for the three months ended March 31, 2023 and 2022 is presented below.

	Three Months Ended
(Dollars in Millions, except per share amounts)	Mar 31, 2023	Mar 31, 2022
Net Loss	$(80.1)	$(86.3)
Less: Net Loss Attributed to Participating Awards	—	—
Net Loss Attributed to Unrestricted Shares	(80.1)	(86.3)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Net Loss Attributed to Unrestricted Shares	$(80.1)	$(86.3)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	63,946.6	63,743.7
Equity-based Compensation Equivalent Shares	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	63,946.6	63,743.7
(Per Unrestricted Share in Whole Dollars)
Basic Net Loss Per Unrestricted Share	$(1.25)	$(1.36)
Diluted Net Loss Per Unrestricted Share	$(1.25)	$(1.36)
Note 3 - Dispositions
Disposition of Reserve National Insurance Company
In July 2022, the Company entered into a definitive agreement to sell Reserve National Insurance Company and its wholly-owned subsidiaries (collectively, “Reserve National”) to Medical Mutual of Ohio, for approximately $90.0 million in total consideration. The sale closed on December 1, 2022 and a loss of $1.6 million, net of income tax, was recorded for the year ended December 31, 2022. Subsequent adjustments to this purchase price could occur pursuant to the definitive agreement but

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Dispositions (Continued)

are not expected to be material. The Company reported Reserve National’s results of operations in the Life & Health Insurance segment through December 1, 2022.

Note 4 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life insurance businesses. The Company conducts its operations through three operating segments: Specialty Property & Casualty Insurance, Preferred Property & Casualty Insurance, and Life & Health Insurance.
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
Earned Premiums by product line for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Specialty Property & Casualty Insurance:
Personal Automobile	$787.9	$901.7
Commercial Automobile	156.3	119.9
Preferred Property & Casualty Insurance:
Preferred Automobile	78.2	96.0
Homeowners	52.2	51.3
Other Personal Lines	7.0	8.3
Life & Health Insurance:
Life	82.2	82.7
Accident and Health	5.9	45.8
Property	11.2	14.3
Total Earned Premiums	$1,180.9	$1,320.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$944.2	$1,021.6
Net Investment Income	38.5	34.9
Change in Value of Alternative Energy Partnership Investments	0.4	(8.4)
Other Income	0.9	1.7
Total Specialty Property & Casualty Insurance	984.0	1,049.8
Preferred Property & Casualty Insurance:
Earned Premiums	137.4	155.6
Net Investment Income	10.5	12.5
Change in Value of Alternative Energy Partnership Investments	0.1	(3.9)
Total Preferred Property & Casualty Insurance	148.0	164.2
Life & Health Insurance:
Earned Premiums	99.3	142.8
Net Investment Income	49.8	49.4
Change in Value of Alternative Energy Partnership Investments	0.2	(4.4)
Other Loss	(0.4)	—
Total Life & Health Insurance	148.9	187.8
Total Segment Revenues	1,280.9	1,401.8
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	1.7	(28.2)
Net Realized Investment Gains	6.4	1.5
Net Impairment Gains (Losses) Recognized in Earnings	2.1	(8.9)
Other	3.7	3.9
Total Revenues	$1,294.8	$1,370.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Segment Operating Income (Loss), including a reconciliation to Loss before Income Taxes, for the three months ended March 31, 2023 and 2022 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Segment Operating Income (Loss):
Specialty Property & Casualty Insurance	$(74.7)	$(60.2)
Preferred Property & Casualty Insurance	(12.2)	(9.5)
Life & Health Insurance	14.8	12.0
Total Segment Operating Loss	(72.1)	(57.7)
Corporate and Other Operating Loss From:
Other	(12.9)	(14.0)
Corporate and Other Operating Loss	(12.9)	(14.0)
Adjusted Consolidated Operating Loss	(85.0)	(71.7)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	1.7	(28.2)
Net Realized Investment Gains	6.4	1.5
Impairment Gains (Losses)	2.1	(8.9)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(29.1)	(4.7)
Loss from Early Extinguishment of Debt	—	(3.7)
Loss before Income Taxes	$(103.9)	$(115.7)
Segment Net Operating Income (Loss), including a reconciliation to Net Loss, for the three months ended March 31, 2023 and 2022 was:

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2023	Mar 31, 2022
Segment Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$(58.4)	$(44.7)
Preferred Property & Casualty Insurance	(9.5)	(6.1)
Life & Health Insurance	13.2	11.6
Total Segment Net Operating Loss	(54.7)	(39.2)
Corporate and Other Net Operating Loss From:
Other	(10.5)	(12.4)
Total Corporate and Other Net Operating Income Loss	(10.5)	(12.4)
Adjusted Consolidated Net Operating Loss	(65.2)	(51.6)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	1.3	(22.3)
Net Realized Investment Gains	5.1	1.2
Impairment Gains (Losses)	1.7	(7.0)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(23.0)	(3.7)
Loss from Early Extinguishment of Debt	—	(2.9)
Net Loss	$(80.1)	$(86.3)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2023 and 2022 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,756.9	$2,772.7
Less Reinsurance Recoverables at Beginning of Year	39.6	41.9
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,717.3	2,730.8
Incurred Losses and Loss Adjustment Expenses (“ LAE”) Related to:
Current Year	944.0	1,041.9
Prior Years	41.9	(2.7)
Total Incurred Losses and LAE	985.9	1,039.2
Paid Losses and LAE Related to:
Current Year	325.5	373.9
Prior Years	690.9	676.9
Total Paid Losses and LAE	1,016.4	1,050.8
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	2,686.8	2,719.2
Plus Reinsurance Recoverables at End of Period	34.3	40.9
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$2,721.1	$2,760.1
Property and casualty insurance reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Condensed Consolidated Statements of Loss in the period of change.
For the three months ended March 31, 2023, the Company increased its property and casualty insurance reserves by $41.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $22.9 million due primarily to higher than expected emergence in loss patterns related to third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages. Commercial automobile insurance loss and LAE reserves developed adversely by $8.2 million due to higher than expected emergence in loss patterns related to 2021 and 2022 bodily injury coverages. Preferred personal automobile insurance loss and LAE reserves developed adversely by $3.4 million due to higher than expected emergence in loss patterns related to the third and fourth accident quarters of 2022 within the physical damage coverages. Homeowners loss and LAE reserves developed adversely by $5.5 million. Other lines loss and LAE reserves developed adversely by $1.9 million due to higher than expected loss patterns related to fourth quarter 2022 non-weather and weather related losses.

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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a rollforward of changes in the allowance for expected credit losses for the three months ended March 31, 2023.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,286.6	$13.1
Provision for Expected Credit Losses		11.0
Write-offs of Uncollectible Receivables from Policyholders		(12.8)
Balance at End of Period	$1,344.0	$11.3
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Liability for Future Policyholder Benefits

The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the three months ended March 31, 2023 and March 31, 2022:

	Present Value of Expected Net Premiums
	Mar 31, 2023	Mar 31, 2022
Balance, Beginning of Year	$688.6	$669.0

Beginning Balance at Original Discount Rate	$728.9	$599.8
Effect of Changes in Cash Flow Assumptions	—	—
Effect of Actual Variances from Expected Experience	0.7	12.5
Adjusted Beginning of Year Balance	729.6	612.3
Issuances	31.8	41.6
Interest Accrual	7.0	5.1
Net Premiums Collected	(23.9)	(21.1)
Ending Balance at Original Discount Rate	744.5	637.9
Effect of Changes in Discount Rate Assumptions	(22.1)	23.1
Balance, End of Period	$722.4	$661.0

	Present Value of Expected Future Policyholder Benefits
	Mar 31, 2023	Mar 31, 2022
Balance, Beginning of Year	$3,561.0	$4,933.1

Beginning Balance at Original Discount Rate	$3,906.2	$3,788.1
Effect of Changes in Cash Flow Assumptions	—	—
Effect of Actual Variances From Expected Experience	0.3	12.7
Adjusted Beginning of Year Balance	3,906.5	3,800.8
Issuances	31.8	41.6
Interest Accrual	42.4	40.8
Benefit Payments	(63.8)	(71.0)
Ending Balance at Original Discount Rate	3,916.9	3,812.2
Effect of Changes in Discount Rate Assumptions	(217.4)	536.5
Balance, End of Period	$3,699.5	$4,348.7

	Net Liability for Future Policyholder Benefits
	Mar 31, 2023	Mar 31, 2022
Net Liability for Future Policyholder Benefits	$2,977.1	$3,687.7
Less: Reinsurance Recoverable	—	—
Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,977.1	$3,687.7

The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Mar 31, 2023	Mar 31, 2022
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	14.9	17.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Liability for Future Policyholder Benefits (Continued)

The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

	Mar 31, 2023	Mar 31, 2022
Present Value of Expected Future Policyholder benefits	$3,699.5	$4,348.7
Less: Present Value of Expected Net Premiums	722.4	661.0
Net Liability for Future Policyholder benefits	2,977.1	3,687.7
Deferred Profit Liability	272.6	213.9
Other[1]	149.9	202.6
Total Life and Health Insurance Reserves	$3,399.6	$4,104.2
1Other primarily consists of Accident and Health and Universal Life reserves

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, were as follows:

	Mar 31, 2023	Mar 31, 2022
Expected Future Benefit Payments, undiscounted	$10,177.7	$9,536.9
Expected Future Gross Premiums, undiscounted	$4,464.2	$3,808.5
Expected Future Gross Premiums, discounted	$2,931.1	$2,912.1

The amount of revenue and interest recognized in the Condensed Consolidated Statements of Loss is as follows:

	Three Months Ended
	Mar 31, 2023	Mar 31, 2022
Gross Premiums or Assessments	$103.8	$101.4
Interest Expense	$35.4	$35.6

The weighted-average interest rate is as follows:

	Mar 31, 2023	Mar 31, 2022
Interest Accretion Rate	4.55%	4.55%
Current Discount Rate	5.05%	3.76%
Significant assumption inputs to the calculation of the liability for future policyholder benefits for term life, permanent limited pay, permanent recurring pay, and guaranteed issue products include mortality, lapses, and discount rates (both accretion and current). In the first quarter of 2023, the Company reviewed all significant assumptions and did not make any changes to mortality and lapse assumptions as actual experience for mortality and lapse across these products was materially consistent with the underlying assumptions. Market data that underlies current discount rates was updated from December 31, 2022.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Deferred Policy Acquisition Costs

The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Life and Health and Property and Casualty business for the three months ended March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
	Life and Health	Property and Casualty	Total	Life and Health	Property and Casualty	Total
Balance, Beginning of Year	$404.5	$231.1	$635.6	$419.3	$268.7	$688.0
Capitalizations	15.4	149.5	164.9	16.5	165.7	182.2
Amortization Expense	(5.6)	(142.3)	(147.9)	(7.2)	(171.5)	(178.7)
Experience Adjustment	(1.1)	—	(1.1)	(1.9)	—	(1.9)
Balance, End of Period	$413.2	$238.3	$651.5	$426.7	$262.9	$689.6

Costs directly associated with the successful acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance contracts are amortized over the period in which premiums are earned. Costs deferred on traditional life insurance products and other long-duration insurance contracts are amortized on a constant level basis over the expected life of the contracts in accordance with the assumptions used to estimate the liability for future policyholder benefits for nonparticipating traditional and limited-payment contracts. The underlying assumptions for deferred policy acquisition costs and the liability for future policyholder benefits were updated concurrently.

In the first quarter of 2023, the Company did not make any changes to future assumptions.

Note 8 - Investments
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2023 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$633.6	$3.4	$(73.0)	$—	$564.0
States and Political Subdivisions	1,794.8	23.1	(194.2)	(0.8)	1,622.9
Foreign Governments	4.8	—	(0.8)	—	4.0
Corporate Securities:
Bonds and Notes	4,097.0	31.4	(418.5)	(6.6)	3,703.3
Redeemable Preferred Stocks	9.0	—	(1.0)	—	8.0
Collateralized Loan Obligations	1,033.0	0.1	(51.2)	—	981.9
Other Mortgage- and Asset-backed	351.4	0.3	(46.4)	—	305.3
Investments in Fixed Maturities	$7,923.6	$58.3	$(785.1)	$(7.4)	$7,189.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Investments (Continued)
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
Other Receivables included $11.4 million and $5.8 million of unsettled sales of Investments in Fixed Maturities at March 31, 2023 and December 31, 2022, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $3.7 million and $25.9 million at March 31, 2023 and December 31, 2022, respectively.
The amortized cost and estimated fair value of the Company’s Investments in Fixed Maturities at March 31, 2023 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$152.7	$144.4
Due after One Year to Five Years	1,000.6	969.2
Due after Five Years to Ten Years	1,193.0	1,058.3
Due after Ten Years	3,705.0	3,305.5
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,872.3	1,712.0
Investments in Fixed Maturities	$7,923.6	$7,189.4
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2023 consisted of securities issued by the Government National Mortgage Association with a fair value of $259.6 million, securities issued by the Federal National Mortgage Association with a fair value of $97.5 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $67.9 million, and securities issued by other non-governmental issuers with a fair value of $1,287.0 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Investments (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2023 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$123.6	$(7.3)	$330.9	$(65.7)	$454.5	$(73.0)
States and Political Subdivisions	332.1	(17.5)	724.1	(176.7)	1,056.2	(194.2)
Foreign Governments	0.6	—	2.4	(0.8)	3.0	(0.8)
Corporate Securities:
Bonds and Notes	1,811.8	(132.9)	1,312.7	(285.6)	3,124.5	(418.5)
Redeemable Preferred Stocks	3.0	(0.2)	4.7	(0.8)	7.7	(1.0)
Collateralized Loan Obligations	278.5	(11.9)	694.2	(39.3)	972.7	(51.2)
Other Mortgage- and Asset-backed	105.6	(8.5)	189.6	(37.9)	295.2	(46.4)
Total Fixed Maturities	$2,655.2	$(178.3)	$3,258.6	$(606.8)	$5,913.8	$(785.1)
Investment-grade fixed maturity investments comprised $753.7 million and below-investment-grade Fixed Maturity Investments comprised $31.4 million of the unrealized losses on investments in fixed maturities at March 31, 2023. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 11.3% of the amortized cost basis of the investment.
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
Note 8 - Investments (Continued)

Fixed Maturities - Expected Credit Losses

The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for three months ended March 31, 2023.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.7	$8.9	$9.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	0.3	0.3
Reduction Due to Sales	—	(1.9)	(1.9)
Net Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.1	(0.7)	(0.6)
Write-offs Charged Against Allowance	—	—	—
End of the Period	$0.8	$6.6	$7.4
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the three months ended March 31, 2022.

	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$7.5	$7.5
Additions for Securities for which No Previous Expected Credit Losses were Recognized	3.8	3.8
Net Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	1.3	1.3
Write-offs Charged Against Allowance	(3.5)	(3.5)
End of the Period	$9.1	$9.1
Equity Securities at Fair Value
Investments in Equity Securities at Fair Value were $243.6 million and $243.2 million at March 31, 2023 and December 31, 2022, respectively. Net unrealized gains arising during the three months ended March 31, 2023 and recognized in earnings, related to such investments still held as of March 31, 2023, were $4.4 million.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at March 31, 2023. There were no unsettled purchases of Investments in Equity Securities at Fair Value at December 31, 2022. There were no unsettled sales of Investments in Equity Securities at Fair Value at March 31, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss at March 31, 2023 is limited to the total carrying value of $218.7 million. In addition, the Company had outstanding commitments totaling approximately $96.4 million to fund Equity Method Limited Liability Investments at March 31, 2023. At March 31, 2023, 2.0% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 5.6% was reported with a one month lag and the remainder was reported with more than a one month lag.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Investments (Continued)
There were no unsettled purchases of Equity Method Limited Liability Investments at March 31, 2023 and December 31, 2022, respectively. There were $29.9 million and $35.2 million unsettled sales of Equity Method Limited Liability Investments at March 31, 2023 and December 31, 2022, respectively. Unsettled sales of Equity Method Limited Liability Investments are carried within Other Receivables on the Condensed Consolidated Balance Sheets.
Alternative Energy Partnership Investments
Alternative Energy Partnership Investments include partnerships formed to invest in newly installed residential solar leases and power purchase agreements. As a result of this investment, the Company has the right to certain investment tax credits and tax depreciation benefits, and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. The Hypothetical Liquidation Book Value (“HLBV”) equity method of accounting is used for the Company’s investments in Alternative Energy Partnership Investments.
The Company’s maximum exposure to loss at March 31, 2023 is limited to the total carrying value of $17.0 million. The Company had no outstanding commitments to fund Alternative Energy Partnership Investments as of March 31, 2023. Alternative Energy Partnership Investments are reported on a three month lag.
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at March 31, 2023 and December 31, 2022 were $283.1 million and $283.4 million, respectively.

Other Investments
The carrying values of the Company’s Other Investments at March 31, 2023 and December 31, 2022 were:

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Equity Securities at Modified Cost	$37.1	$38.4
Convertible Securities at Fair Value	45.3	43.3
Real Estate at Depreciated Cost	93.0	93.6
Mortgage Loans	85.7	91.1
Other	10.7	3.5
Total	$271.8	$269.9
The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of Loss to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the three months ended March 31, 2023. The Company did not recognize any impairment on Equity Securities at Modified Cost for three months ended March 31, 2023 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $9.6 million of cumulative impairments on Equity Securities at Modified Cost held as of March 31, 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Investments (Continued)
Net Investment Income
Net Investment Income for the three months ended March 31, 2023 and 2022 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Investment Income:
Interest on Fixed Income Securities	$86.2	$68.7
Dividends on Equity Securities Excluding Alternative Investments	1.0	1.5
Alternative Investments:
Equity Method Limited Liability Investments	1.1	13.3
Limited Liability Investments Included in Equity Securities	2.6	7.6
Total Alternative Investments	3.7	20.9
Short-term Investments	2.3	0.1
Loans to Policyholders	5.4	5.5
Real Estate	2.4	2.2
Company-Owned Life Insurance	8.8	8.3
Other	3.0	1.7
Total Investment Income	112.8	108.9
Investment Expenses:
Real Estate	2.1	2.5
Other Investment Expenses	8.9	6.4
Total Investment Expenses	11.0	8.9
Net Investment Income	$101.8	$100.0
Gross gains and losses on sales of investments in fixed maturities for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Fixed Maturities:
Gains on Sales	$1.1	$0.4
Losses on Sales	(3.3)	(0.8)

Note 9 - Derivatives

The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates. From time to time, the Company uses derivative financial instruments to reduce fluctuations of earnings related to interest rate exposure.

The Company entered into derivative agreements with maturity dates throughout 2023. Derivative instruments are carried at fair value on the Condensed Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Condensed Consolidated Statements of Loss within Net Realized Investment Gains or Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Derivatives (Continued)

Interest Rate Risk

The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates.

Interest Swap Lock

The Company entered into an interest swap lock agreement in the third quarter of 2022 classified as cash flow hedges to manage exposure to changes in future purchase prices of fixed maturity securities attributable to changes in the benchmark (Treasury) interest rate. The Company assesses the effectiveness of cash flow hedges using the hypothetical derivative method. Based on the results of the assessment, the hedge was determined to be effective. The interest swap lock agreement was closed out in the first quarter of 2023.

Ultra-Long Treasury Futures

During 2023, the Company entered into two transactions of exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly, with the longest future transaction being executed in 2024. A portion of the futures qualified for hedge accounting as a cash flow hedge. The remaining futures did not qualify for hedge accounting. The results are shown in the Treasury Futures section below.

Reverse Treasury Lock

During 2022 the Company entered into a Reverse Treasury Lock agreement to manage reinvestment risk on future purchases of fixed maturity securities. The Reverse Treasury Lock agreement did not qualify for hedge accounting and matured in the first quarter of 2023. The results are shown in the Reverse Treasury Lock section below.

Primary Risks Managed by Derivatives
The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives:

		March 31, 2023			December 31, 2022
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Interest Swap Lock	Interest Rate Risk	$—	$—	$—	$5.0	$—	$0.4
Treasury Futures	Interest Rate Risk	$100.0	$3.5	$—	$—	$—	$—

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$100.0	$4.5	$—	$—	$—	$—
Reverse Treasury Lock	Interest Rate Risk	$—	$—	$—	$100.0	$1.7	$—

Note 10 - Fair Value Measurements
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Fair Value Measurements (Continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2023 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$120.8	$443.2	$—	$—	$564.0
States and Political Subdivisions	—	1,622.9	—	—	1,622.9
Foreign Governments	—	4.0	—	—	4.0
Corporate Securities:
Bonds and Notes	—	3,507.2	196.1	—	3,703.3
Redeemable Preferred Stock	—	1.2	6.8	—	8.0
Collateralized Loan Obligations	—	981.9	—	—	981.9
Other Mortgage- and Asset-backed	—	300.0	5.3	—	305.3
Total Investments in Fixed Maturities	120.8	6,860.4	208.2	—	7,189.4
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	28.8	—	—	28.8
Other Industries	—	9.6	1.6	—	11.2
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	0.2	—	0.4	—	0.6
Other Equity Interests:
Exchange Traded Funds	6.8	—	—	—	6.8
Limited Liability Companies and Limited Partnerships	—	—	—	195.6	195.6
Total Investments in Equity Securities at Fair Value	7.6	38.4	2.0	195.6	243.6
Other Investments:
Convertible Securities at Fair Value	—	45.3	—	—	45.3
Derivative Investments Designated as Cash Flow Hedges	—	3.5	—	—	3.5
Derivative Instruments Not Designated as Hedges	—	4.5	—	—	4.5
Total Assets	$128.4	$6,952.1	$210.2	$195.6	$7,486.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Fair Value Measurements (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2022 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$103.6	$424.4	$—	$—	$528.0
States and Political Subdivisions	—	1,568.9	—	—	1,568.9
Foreign Governments	—	4.1	—	—	4.1
Corporate Securities:
Bonds and Notes	—	3,323.4	216.0	—	3,539.4
Redeemable Preferred Stocks	—	1.2	6.8	—	8.0
Collateralized Loan Obligations	—	953.9	—	—	953.9
Other Mortgage- and Asset-backed	—	287.4	5.1	—	292.5
Total Investments in Fixed Maturities	103.6	6,563.3	227.9	—	6,894.8
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	29.0	—	—	29.0
Other Industries	—	9.2	1.6	—	10.8
Common Stocks:
Finance, Insurance and Real Estate	0.9	—	—	—	0.9
Other Industries	0.3	0.4	0.5	—	1.2
Other Equity Interests:
Exchange Traded Funds	12.2	—	—	—	12.2
Limited Liability Companies and Limited Partnerships	—	—	—	189.1	189.1
Total Investments in Equity Securities at Fair Value	13.4	38.6	2.1	189.1	243.2
Convertible Securities at Fair Value	—	43.3	—	—	43.3
Other Investments:
Derivative Instruments Not Designated as Hedges	—	1.7	—	—	1.7
Total Assets	$117.0	$6,646.9	$230.0	$189.1	$7,183.0
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Designated as Cash Flow Hedges	$—	$(0.4)	$—	$—	$(0.4)
Total Liabilities	$—	$(0.4)	$—	$—	$(0.4)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Fair Value Measurements (Continued)
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2023.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$64.1	4.2%	-	14.0%	8.9%
Non-investment-grade:
Senior Debt	Market Yield	48.6	4.6	-	36.7	12.8
Junior Debt	Market Yield	36.8	11.5	-	23.3	15.2
Other	Various	58.7
Total Level 3 Fixed Maturity Investments		$208.2
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
(Unaudited)
Note 10 - Fair Value Measurements (Continued)
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2023 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$216.0	$6.8	$5.1	$2.1	$230.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of Loss	0.4	—	—	(0.5)	(0.1)
Included in Other Comprehensive (Loss) Income	1.5	—	0.2	—	1.7
Purchases	19.4	—	—	—	19.4
Settlements	—	—	—	—	—
Sales	(41.2)	—	—	—	(41.2)
Transfers into Level 3	—	—	—	0.4	0.4
Transfers out of Level 3	—	—	—	—	—
Balance at End of Period	$196.1	$6.8	$5.3	$2.0	$210.2
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2022 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$236.8	$6.1	$7.0	$1.5	$251.4
Total Losses:
Included in Condensed Consolidated Statements of Loss	(5.7)	—	—	—	(5.7)
Included in Other Comprehensive Income Loss	(1.7)	(0.5)	(0.8)	—	(3.0)
Purchases	13.7	—	—	—	13.7
Settlements	—	—	—	—	—
Sales	(42.8)	—	—	—	(42.8)
Transfers into Level 3	5.3	—	—	—	5.3
Transfers out of Level 3	—	—	—	—	—
Balance at End of Period	$205.6	$5.6	$6.2	$1.5	$218.9
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of March 31, 2023 and December 31, 2022.

(Dollars in Millions)	March 31, 2023		December 31, 2022
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$117.3	$53.3	$114.3	$51.6
Senior Debt	21.8	40.7	21.6	42.0
Distressed Debt	8.3	—	9.4	—
Secondary Transactions	9.1	1.7	9.3	1.7
Hedge Fund	0.1	—	0.5	—
Leveraged Buyout	9.2	0.7	8.9	0.6
Growth Equity	1.2	—	1.2	—
Real Estate	43.3	—	43.3	—
Other	8.4	—	8.5	—
Total Equity Method Limited Liability Investments	218.7	96.4	217.0	95.9

Alternative Energy Partnership Investments	17.0	—	16.3	—

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	111.4	62.4	106.0	56.0
Senior Debt	21.9	6.0	21.9	6.0
Distressed Debt	12.7	13.0	12.5	13.0
Secondary Transactions	3.1	4.3	3.5	4.2
Hedge Funds	17.7	—	18.1	—
Leveraged Buyout	22.3	7.9	21.6	9.0
Growth Equity	6.3	6.7	5.4	7.9
Real Estate	0.2	0.2	—	—
Other	—	—	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	195.6	100.5	189.1	96.3

Reported as Equity Securities at Modified Cost:
Other	8.3	—	8.3	—
Total Reported as Equity Securities at Modified Cost	8.3	—	8.3	—
Total Investments in Limited Liability Companies and Limited Partnerships	$439.6	$196.9	$430.7	$192.2
At March 31, 2023, the Company had unfunded commitments to invest an additional $196.9 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests and Equity Method Limited Liability Investments if funded.
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
(Unaudited)
Note 10 - Fair Value Measurements (Continued)
The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notices period. The majority of the hedge fund investments are redeemable monthly or quarterly.

The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	March 31, 2023		December 31, 2022
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$283.1	$283.1	$283.4	$283.4
Short-term Investments	278.4	278.4	278.4	278.4
Mortgage Loans	85.7	85.7	91.1	91.1
Company-Owned Life Insurance	595.3	595.3	$586.5	$586.5
Equity Securities at Modified Cost	37.1	37.1	38.4	38.4
Financial Liabilities:
Long-term Debt	$1,387.5	$1,222.0	$1,386.9	$1,195.1
Policyholder Obligations	601.0	601.0	601.0	601.0
Loans to policyholders are carried at unpaid principal balance which approximates fair value and are categorized as Level 3 within the fair value hierarchy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short-term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The cash surrender value of Company-Owned Life Insurance approximates fair value and is considered to be a Level 2 investment. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Fair Value Measurements (Continued)
preceding table consist of advances from the Federal Home Loan Bank (“ FHLB”) of Chicago, and the inputs used in the valuation are considered Level 2 measurements.
Note 11 - Variable Interest Entities
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
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Condensed Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax (Expense) Benefit on the Condensed Consolidated Statements of Loss.
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the three months ended March 31, 2023 and 2022.

	Three Months Ended
(Dollars in millions)	Mar 31, 2023	Mar 31, 2022
Fundings	$—	$—
Cash Distribution from Investment	0.5	0.4
Income (Loss) on Investments in Alternative Energy Partnership	0.7	(16.7)
Income Tax (Recapture) Credits Recognized	(0.1)	3.9
Tax (Expense) Benefit Recognized from Alternative Energy Partnership	(0.2)	3.1
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of March 31, 2023 and December 31, 2022.

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Cash	$2.9	$3.0
Equipment, Net of Depreciation	259.1	261.7
Other Assets	5.7	5.1
Total Unconsolidated Assets	267.7	269.7
Maximum Loss Exposure	17.0	16.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.0 million and $16.3 million, which is the carrying value of the investment at March 31, 2023 and December 31, 2022, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive Loss and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the three months ended March 31, 2023 and 2022.

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2023	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	$(514.9)
Other Comprehensive Income (Loss) Before Reclassifications	147.5	1.4	—	—	(86.7)	62.2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $0.0, $0.4, $(0.1), $0.1, $0.0 and $0.4	(0.1)	(1.4)	(0.4)	(0.1)	—	(2.0)
Other Comprehensive Income (Loss) Net of Tax Benefit (Expense) of $(39.8), $(0.4), $0.0, $0.0, $23.1 and $(17.1)	147.4	—	(0.4)	(0.1)	(86.7)	60.2
Balance as of March 31, 2023	$(572.0)	$(2.2)	$(37.6)	$2.7	$154.4	$(454.7)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	(Loss) Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2022, as Reported	$505.8	$(3.7)	$(52.1)	$(1.9)	$(849.7)	$(401.6)
Other Comprehensive (Loss) Income Before Reclassifications	(515.1)	(5.8)	—	4.7	444.2	(72.0)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $(1.5), $0.0, $0.0, $0.0, $0.0 and $(1.5)	5.8	—	—	—	—	5.8
Other Comprehensive (Loss) Income Net of Tax (Expense) Benefit of $135.2, $1.6, $0.0, $(1.2), $(118.1) and $17.5	(509.3)	(5.8)	—	4.7	444.2	(66.2)
Balance as of March 31, 2022	$(3.5)	$(9.5)	$(52.1)	$2.8	$(405.5)	$(467.8)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Loss as follows:

Components of Accumulated Other Comprehensive Loss	Consolidated Statements of Income Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Other Investments and Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Realized Investment Gains (Losses) and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gain (Loss) on Cash Flow Hedges	Interest and Other Expenses
Change in Discount Rate on Future Life Policyholder Benefits	Not applicable

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of March 31, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the three months ended March 31, 2023 and 2022, Kemper did not repurchase any shares of its common stock.
Employee Stock Purchase Plan
During the three months ended March 31, 2023 and 2022, respectively, the Company issued approximately 18,000 and 22,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”) at an average discounted price of $46.46 and $48.06 per share. Compensation costs charged against income was $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Note 14 - Pension Benefits and Postretirement Benefits Other Than Pensions
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
The components of Pension Expense for the Pension Plan for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Interest Cost on Projected Benefit Obligation	$3.4	$2.2
Expected Return on Plan Assets	(3.3)	(1.9)
Amortization of Prior Service Cost	0.2	0.2
Amortization of Net Actuarial Loss	—	0.4
Total Pension Expense	$0.3	$0.9
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.
The components of OPEB Benefit for the OPEB Plans for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Service Cost	$—	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.1	—
Amortization of Prior Service Credit	(0.3)	(0.3)
Amortization of Net Gain	(0.4)	(0.4)
Total OPEB Benefit	$(0.6)	$(0.6)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Loss.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Policyholder Obligations
Policyholder Obligations at March 31, 2023 and December 31, 2022 were as follows:

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
FHLB Funding Agreements	$601.0	$601.0
Universal Life-type Policyholder Account Balances	99.6	100.3
Total	$700.6	$701.3
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the three months ended March 31, 2023, United Insurance received advances of $89.1 million from the FHLB of Chicago and made repayments of $89.1 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at March 31, 2023 and December 31, 2022 is presented below.

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Liability under Funding Agreements	$601.0	$601.0
Fair Value of Collateral Pledged	772.9	744.6
FHLB of Chicago Common Stock Owned at Cost	17.5	17.5
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% for the three months ended March 31, 2023 and March 31, 2022, respectively. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $306.8 million and $311.4 million as of March 31, 2023 and December 31, 2022, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts were $100.0 million as of March 31, 2023 and December 31, 2022, respectively.
Note 16 - Debt
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total maximum capacity of $800.0 million.
Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of March 31, 2023 was $520.0 million. There were no outstanding borrowings under the credit agreement at either March 31, 2023 or December 31, 2022.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16 - Debt (Continued)
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at March 31, 2023 and December 31, 2022 was:

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Senior Notes:
4.350% Senior Notes due February 15, 2025	$449.4	$449.3
2.400% Senior Notes due September 30, 2030	396.7	396.6
3.800% Senior Notes due February 23, 2032	395.6	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.8	145.5
Total Long-term Debt Outstanding	$1,387.5	$1,386.9
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
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income (Loss). Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.1 million for the three months ended March 31, 2023. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended March 31, 2024 as interest expense on the debt is recognized.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16 - Debt (Continued)
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

Short-term Debt

Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023 and ceased to exist as an insurance company. As a requirement of membership in the FHLBs, United Insurance, Trinity, and AAC maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at March 31, 2023 or December 31, 2022. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 15, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $14.1 million for the three months ended March 31, 2023. Interest paid, including facility fees, was $24.8 million for the three months ended March 31, 2023. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $12.7 million for the three months ended March 31, 2022. Interest paid, including facility fees, was $22.0 million for the three months ended March 31, 2022.
Note 17 - Leases
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Operating Lease Right-of-Use Assets	$40.0	$45.1
Operating Lease Liabilities	68.5	72.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17 - Leases (Continued)
Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statements of Loss. Additional information regarding the Company’s lease cost is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Lease Cost:
Operating Lease Cost	$4.1	$5.6
Variable Lease Cost	0.1	0.1
Short-Term Lease Cost (1)	—	1.2
Total Lease Expense	$4.2	$6.9
Less: Sub-Lease Income	—	0.1
Total Lease Cost	$4.2	$6.8
(1) - Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Operating Cash Flows from Operating Lease (Fixed Payments)	$6.1	$6.2
Operating Cash Flows from Operating Lease (Liability Reduction)	5.5	5.5
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	1.4	1.0
As of March 31, 2023, the Company does not have any finance leases.
Significant judgments and assumptions for determining lease asset and liability at March 31, 2023 and 2022 are presented below.

	Three Months Ended
	Mar 31, 2023	Mar 31, 2022
Weighted-average Remaining Lease Term - Finance Leases	N/A	0.8 years
Weighted-average Remaining Lease Term - Operating Leases	5.6 years	5.8 years
Weighted-average Discount Rate - Finance Leases	N/A	0.6%
Weighted-average Discount Rate - Operating Leases	3.6%	3.4%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17 - Leases (Continued)
Future minimum lease payments under operating leases at March 31, 2023 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)
Remainder of 2023	$17.3
2024	17.6
2025	13.0
2026	6.5
2027	4.2
2028 and Thereafter	17.9
Total Future Payments	$76.5
Less Imputed Interest	8.0
Present Value of Minimum Lease Payments	$68.5
Note 18 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carry-back adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to December 31, 2023. Tax years 2019, 2020 and 2021 are subject to a statute of three years from the extended due dates of October 15, 2020, 2021, and 2022, respectively.

The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.

There were no Unrecognized Tax Benefits at March 31, 2023 or December 31, 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Benefit.

For the three months ended March 31, 2023, federal income tax refunds received, net of income taxes paid, were $124.7 million. For the three months ended March 31, 2022, federal income taxes paid, net of refunds received, were $0.1 million.

For the three months ended March 31, 2023 and March 31, 2022, state income tax refunds, net of income taxes paid, were negligible. There were no foreign income taxes paid or refunds received for the three months ended March 31, 2023 and March 31, 2022, respectively.

Note 19 - Commitments and Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings including lawsuits, arbitration, regulatory examinations, audits and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
As discussed in Note 1, “Basis of Presentation and Accounting Policies”, to the Condensed Consolidated Financial Statements effective January 1, 2023, the Company adopted Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments” (“LDTI”) under the modified retrospective method. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. Related financial data shown in Management's Discussion and Analysis of Financial Condition and Results of Operations also have been adjusted.

Net Loss was $80.1 million ($(1.25) per unrestricted common share) for the three months ended March 31, 2023, compared to Net Loss of $86.3 million ($(1.36) per unrestricted common share) for the same period in 2022.

A reconciliation of Net Loss to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the three months ended March 31, 2023 and 2022 is presented below.

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2023	Mar 31, 2022	Increase (Decrease)
Net Loss	$(80.1)	$(86.3)	$6.2
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	1.3	(22.3)	23.6
Net Realized Investment Gains	5.1	1.2	3.9
Impairment Gains (Losses)	1.7	(7.0)	8.7
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(23.0)	(3.7)	(19.3)
Debt Extinguishment, Pension, and Other Charges	—	(2.9)	$2.9
Adjusted Consolidated Net Operating Loss	$(65.2)	$(51.6)	$(13.6)

Components of Adjusted Consolidated Net Operating (Loss) Income:
Segment Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(58.4)	$(44.7)	$(13.7)
Preferred Property & Casualty Insurance	(9.5)	(6.1)	(3.4)
Life & Health Insurance	13.2	11.6	1.6
Segment Net Operating Loss	(54.7)	(39.2)	(15.5)
Corporate and Other Net Operating Loss From:
Other	(10.5)	(12.4)	1.9
Corporate and Other Net Operating Loss	(10.5)	(12.4)	1.9
Adjusted Consolidated Net Operating Loss	$(65.2)	$(51.6)	$(13.6)
Net Loss
Net Loss decreased by $6.2 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to increased income from Change in Fair Value of Equity and Convertible securities, partially offset by increases in Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs. Adjusted Consolidated Net Operating Loss increased by $13.6 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to higher Segment Insurance Net Operating Losses in the Specialty and Preferred Property & Casualty Segments, partially offset by higher net income in the Life and Health Insurance Segment.

See “Specialty Property & Casualty Insurance,” “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Loss decreased due primarily to increases in Net Investment Income.

Summary of Results (Continued)
Revenues
Earned Premiums were $1,180.9 million for the three months ended March 31, 2023, compared to $1,320.0 million for the same period in 2022, a decrease of $139.1 million. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $77.4 million for the three months ended March 31, 2023, compared to the same period in 2022. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $18.2 million for the three months ended March 31, 2023, compared to the same period in 2022. Earned premiums in the Life & Health Insurance segments decreased by $43.5 million for the three months ended March 31, 2023, compared to the same period in 2022. See “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance,” and “ Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income increased by $1.8 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to higher rates and levels of investments in Fixed Income Securities and higher rates on Short Term Investments offset by lower returns on Equity Method Limited Liability Investments and lower balances in Equity Securities.
Gain from the Change in Value of Alternative Energy Partnership Investments was $0.7 million for the three months ended March 31, 2023, compared to loss of $16.7 million for the same period 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.3 million and tax benefits of $7.0 million for the three months ended March 31, 2023 and 2022, respectively. This resulted in a net income of $0.4 million and net loss of $9.7 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2023 and 2022, respectively.
Other Income was $1.2 million for the three months ended March 31, 2023, compared to $2.4 million for the same period in 2022.
Net Realized Gains on Sales of Investments were $6.4 million for the three months ended March 31, 2023, compared to $1.5 million for the same period in 2022.
Impairment Gains were $2.1 million for the three months ended March 31, 2023, compared to an Impairment Loss of $8.9 million for the same period in 2022.
See “Investment Results,” under the sub-captions “Net Realized Investment Gains (Losses)” and “Impairment Losses” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
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

Non-GAAP Financial Measures (Continued)
Adjusted Consolidated Net Operating (Loss) Income
Adjusted Consolidated Net Operating (Loss) Income is an after-tax, non-GAAP financial measure and is computed by excluding from Net (Loss) Income the after-tax impact of
(i) (Loss) Income from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Gains or Losses on Sales of Investments;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges; and
(vi) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net (Loss) Income. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating (Loss) Income for the three months ended March 31, 2023 or 2022.
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

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Net Premiums Written	$1,022.1	$1,023.7
Earned Premiums	$944.2	$1,021.6
Net Investment Income	38.5	34.9
Change in Value of Alternative Energy Partnership Investments	0.4	(8.4)
Other Income	0.9	1.7
Total Revenues	984.0	1,049.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	825.4	911.7
Catastrophe Losses and LAE	8.4	2.1
Prior Years:
Non-catastrophe Losses and LAE	31.6	(3.8)
Catastrophe Losses and LAE	(0.5)	0.7
Total Incurred Losses and LAE	864.9	910.7
Insurance Expenses	193.8	199.3
Operating Loss	(74.7)	(60.2)
Income Tax Benefit	16.3	15.5
Segment Net Operating Loss	$(58.4)	$(44.7)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	87.5%	89.2%
Current Year Catastrophe Losses and LAE Ratio	0.9	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	3.3	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	0.1
Total Incurred Loss and LAE Ratio	91.6	89.1
Insurance Expense Ratio	20.5	19.5
Combined Ratio	112.1%	108.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	87.5%	89.2%
Insurance Expense Ratio	20.5	19.5
Underlying Combined Ratio	108.0%	108.7%
Non-GAAP Measure Reconciliation
Combined Ratio	112.1%	108.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.9	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	3.3	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	0.1
Underlying Combined Ratio	108.0%	108.7%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Insurance Reserves:
Personal Automobile	$1,805.6	$1,875.8
Commercial Automobile	491.4	445.3
Insurance Reserves	$2,297.0	$2,321.1

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,094.8	$1,099.9
Incurred But Not Reported	1,027.0	1,041.2
Total Loss and LAE Reserves	2,121.8	2,141.1
Unallocated LAE Reserves	175.2	180.0
Insurance Reserves	$2,297.0	$2,321.1
See “Critical Accounting Estimates,” of the 2022 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $58.4 million for the three months ended March 31, 2023, compared to a Net Operating Loss of $44.7 million for the same period in 2022. Segment net operating losses increased by $13.7 million mostly driven by a $14.4 million decrease in net income from our commercial automobile insurance business due primarily to an increase in the underlying loss ratio from higher claim frequency. The decrease was partially offset by an $0.7 million increase in net income from personal automobile insurance due primarily to higher average earned premiums per exposure resulting from rate increases that were mostly offset by unfavorable prior year loss and LAE development.

Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $77.4 million for the three months ended March 31, 2023, compared to the same period in 2022, due to a decrease in new business resulting from targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure from rate increases.

Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $3.6 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to higher rates in Fixed Income Securities and Short Term Investments offset by lower returns on Equity Method Limited Liability Investments and lower balances in Equity Securities.
Income related to the Change in Value of Alternative Energy Partnership Investments was $0.4 million for the three months ended March 31, 2023, compared to a loss of $8.4 million for the same period in 2022. Tax expenses related to the Alternative Energy Partnership Investments was $0.1 million for the three months ended March 31, 2023, compared to a tax benefit of $3.6 million for the three months ended March 31, 2022. This resulted in a net income of $0.3 million and net loss of $4.8 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2023 and 2022, respectively.
Underlying losses and LAE as a percentage of earned premiums were 87.5% for the three months ended March 31, 2023, an improvement of 1.7 percentage points, compared to the same period in 2022, driven by higher average earned premium per exposure resulting from rate increases mostly offset by higher claims frequency from commercial automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Unfavorable loss and LAE reserve development (including catastrophe reserve development) was $31.1 million for the three months ended

Specialty Property & Casualty Insurance (Continued)
March 31, 2023, compared to $3.1 million of favorable development for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $8.4 million for the three months ended March 31, 2023, compared to $2.1 million for the same period in 2022, a deterioration of $6.3 million.

Insurance Expenses were $193.8 million, or 20.5% of earned premiums, for the three months ended March 31, 2023, a deterioration of 1.0 percentage points compared to the same period in 2022.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Corporate Owned Life Insurance, tax-exempt investment income and dividends received deductions.
Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Net Premiums Written	$842.4	$884.8
Earned Premiums	$787.9	$901.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$697.6	$827.7
Catastrophe Losses and LAE	7.7	2.0
Prior Years:
Non-catastrophe Losses and LAE	23.4	(9.0)
Catastrophe Losses and LAE	(0.5)	0.7
Total Incurred Losses and LAE	$728.2	$821.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	88.5%	91.8%
Current Year Catastrophe Losses and LAE Ratio	1.0	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	(1.0)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	0.1
Total Incurred Loss and LAE Ratio	92.4%	91.1%
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums from personal automobile insurance decreased by $113.8 million for the three months ended March 31, 2023, compared to the same period in 2022, due to a decrease in new business driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $728.2 million, or 92.4% of earned premiums for the three months ended March 31, 2023, compared to $821.4 million, or 91.1% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to unfavorable prior year loss and LAE development, offset by improvement in underlying losses and LAE as a percentage of earned premium. Underlying losses and LAE as a percentage of earned premiums were 88.5% for the three months ended March 31, 2023, compared to 91.8% for the same period in 2022, an improvement of 3.3 points. Unfavorable loss and LAE reserve development was $22.9 million for the three months ended March 31, 2023, compared to favorable development of $8.3 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $7.7 million for the three months ended March 31, 2023 primarily driven by multiple California weather events, compared to $2.0 million for the same period in 2022.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Net Premiums Written	$179.7	$138.9
Earned Premiums	$156.3	$119.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$127.8	$84.0
Catastrophe Losses and LAE	0.7	0.1
Prior Years:
Non-catastrophe Losses and LAE	8.2	5.2
Catastrophe Losses and LAE	—	—
Total Incurred Losses and LAE	$136.7	$89.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	81.9%	70.1%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	5.2	4.3
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	87.5%	74.5%
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums from commercial automobile insurance increased by $36.4 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $136.7 million, or 87.5% of earned premiums in 2023, compared to $89.3 million, or 74.5% of earned premiums in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums, as well as adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 81.9% in 2023, compared to 70.1% in 2022, a deterioration of 11.8 percentage points due primarily to a higher frequency of bodily injury claims. Severity trends increased due to rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $8.2 million for the three months ended March 31, 2023, compared to $5.2 million for the same period in 2022.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Net Premiums Written	$124.0	$137.4
Earned Premiums	$137.4	$155.6
Net Investment Income	10.5	12.5
Changes in Value of Alternative Energy Partnership Investments	0.1	(3.9)
Total Revenues	148.0	164.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	90.4	112.2
Catastrophe Losses and LAE	17.0	11.4
Prior Years:
Non-catastrophe Losses and LAE	6.9	2.1
Catastrophe Losses and LAE	2.9	(3.2)
Total Incurred Losses and LAE	117.2	122.5
Insurance Expenses	43.0	51.2
Operating Loss	(12.2)	(9.5)
Income Tax Benefit	2.7	3.4
Segment Net Operating Loss	$(9.5)	$(6.1)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	65.8%	72.2%
Current Year Catastrophe Losses and LAE Ratio	12.4	7.3
Prior Years Non-catastrophe Losses and LAE Ratio	5.0	1.3
Prior Years Catastrophe Losses and LAE Ratio	2.1	(2.1)
Total Incurred Loss and LAE Ratio	85.3	78.7
Insurance Expense Ratio	31.3	32.9
Combined Ratio	116.6%	111.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	65.8%	72.2%
Insurance Expense Ratio	31.3	32.9
Underlying Combined Ratio	97.1%	105.1%
Non-GAAP Measure Reconciliation
Combined Ratio	116.6%	111.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	12.4	7.3
Prior Years Non-catastrophe Losses and LAE Ratio	5.0	1.3
Prior Years Catastrophe Losses and LAE Ratio	2.1	(2.1)
Underlying Combined Ratio	97.1%	105.1%

Preferred Property & Casualty Insurance (Continued)
CATASTROPHE FREQUENCY AND SEVERITY

Three Months Ended
	Mar 31, 2023		Mar 31, 2022
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event
Below $5	24	$17.0	11	$11.4
$5 - $10	—	—	—	—
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	24	$17.0	11	$11.4

INSURANCE RESERVES

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Insurance Reserves:
Personal Automobile	$284.1	$298.4
Homeowners	94.7	91.8
Other	29.1	28.9
Insurance Reserves	$407.9	$419.1
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$250.3	$251.6
Incurred But Not Reported	129.0	139.0
Total Loss and LAE Reserves	379.3	390.6
Unallocated LAE Reserves	28.6	28.5
Insurance Reserves	$407.9	$419.1
See “Critical Accounting Estimates,” of the 2022 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $9.5 million for the three months ended March 31, 2023, compared to Segment Net Operating Loss of $6.1 million for the same period in 2022. Segment net operating results decreased by $3.4 million mostly driven by a $6.9 million decrease in net income from homeowners insurance due primarily to higher prior year loss and LAE development and higher levels of catastrophe activity, partially offset by a $3.7 million increase in net income from preferred personal automobile insurance mostly due to higher average earned premiums per exposure from resulting rate increases and lower automobile frequency of claims.

Preferred Property & Casualty Insurance (Continued)
Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $18.2 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $2.0 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to lower returns on Equity Method Limited Liability Investments offset by higher rates in Fixed Income Securities.
Income related to Changes in Value of Alternative Energy Partnership Investments was $0.1 million for the three months ended March 31, 2023, compared to a loss of $3.9 million for the same period in 2022. Tax expense related to the Alternative Energy Partnership Investments was $0.1 million for the three months ended March 31, 2023, compared to a tax benefit of $1.6 million for the three months ended March 31, 2022. This resulted in a net income of $0.0 million and net loss of $2.3 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2023 and 2022, respectively.
Underlying losses and LAE as a percentage of earned premiums were 65.8% and 72.2% for the three months ended March 31, 2023 and 2022, respectively. Underlying losses and LAE as a percentage of earned premiums decreased as a result of higher average earned premiums per exposure resulting from rate increases and lower frequency of auto claims. Catastrophe losses and LAE (excluding reserve development) were $17.0 million in 2023 primarily driven by California rain events, compared to $11.4 million in 2022, an increase of $5.6 million. Catastrophe losses and LAE (excluding reserve development) increased due primarily to an increase in frequency of catastrophic events in 2023, compared to the same period in 2022. There were no catastrophic events above $5 million in 2023 or in the same period in 2022. Unfavorable loss and LAE reserve development (including catastrophe reserve development) was $9.8 million in 2023, compared to favorable development of $1.1 million in 2022.

Insurance expenses were $43.0 million, or 31.3% of earned premiums in 2023, an improvement of 1.6% percentage points compared to 2022.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.
Preferred Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Net Premiums Written	$71.8	$84.2
Earned Premiums	$78.2	$96.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$62.7	$80.5
Catastrophe Losses and LAE	1.2	0.5
Prior Years:
Non-catastrophe Losses and LAE	2.9	1.5
Catastrophe Losses and LAE	0.5	0.1
Total Incurred Losses and LAE	$67.3	$82.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.3%	83.8%
Current Year Catastrophe Losses and LAE Ratio	1.5	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	3.7	1.6
Prior Years Catastrophe Losses and LAE Ratio	0.6	0.1
Total Incurred Loss and LAE Ratio	86.1%	86.0%

Preferred Property & Casualty Insurance (Continued)
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums in preferred personal automobile insurance decreased by $17.8 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $67.3 million, or 86.1% of earned premiums, for the three months ended March 31, 2023, compared to $82.6 million, or 86.0% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to an improvement in the underlying loss and LAE ratio, offset by unfavorable prior year development. Underlying losses and LAE as a percentage of earned premiums were 80.3% for the three months ended March 31, 2023, compared to 83.8% for the same period in 2022, an improvement of 3.5 percentage points due to ongoing profit improvement actions. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $3.4 million for the three months ended March 31, 2023, compared to $1.6 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $1.2 million for the three months ended March 31, 2023, compared to $0.5 million for the same period in 2022.

Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Net Premiums Written	$46.2	$45.5
Earned Premiums	$52.2	$51.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$23.9	$27.5
Catastrophe Losses and LAE	14.9	10.8
Prior Years:
Non-catastrophe Losses and LAE	3.1	(1.6)
Catastrophe Losses and LAE	2.4	(2.8)
Total Incurred Losses and LAE	$44.3	$33.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	45.9%	53.6%
Current Year Catastrophe Losses and LAE Ratio	28.5	21.1
Prior Years Non-catastrophe Losses and LAE Ratio	5.9	(3.1)
Prior Years Catastrophe Losses and LAE Ratio	4.6	(5.5)
Total Incurred Loss and LAE Ratio	84.9%	66.1%
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums in homeowners insurance increased by $0.9 million for the three months ended March 31, 2023, compared to the same period in 2022 driven by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $44.3 million, or 84.9% of earned premiums, for the three months ended March 31, 2023, compared to $33.9 million, or 66.1% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher incurred catastrophe losses (excluding loss reserve development),and unfavorable development on prior year underlying and catastrophe losses and LAE, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 45.9% for the three months ended March 31, 2023, compared to 53.6% for the same period in 2022, a decrease of 7.7 percentage points. Catastrophe losses and LAE (excluding reserve development) were $14.9 million for the three months ended March 31, 2023, compared to $10.8 million for the same period in 2022. There were no catastrophic events above $5 million in 2023, or in the same period in 2022. Unfavorable loss and LAE reserve development (including catastrophe loss reserve development) was $5.5 million for the three months ended March 31, 2023, compared to favorable development of $4.4 million for the same period in 2022.

Preferred Property & Casualty Insurance (Continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Net Premiums Written	$6.0	$7.7
Earned Premiums	$7.0	$8.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$3.8	$4.2
Catastrophe Losses and LAE	0.9	0.1
Prior Years:
Non-catastrophe Losses and LAE	0.9	2.2
Catastrophe Losses and LAE	—	(0.5)
Total Incurred Losses and LAE	$5.6	$6.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	54.2%	50.6%
Current Year Catastrophe Losses and LAE Ratio	12.9	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	12.9	26.5
Prior Years Catastrophe Losses and LAE Ratio	—	(6.0)
Total Incurred Loss and LAE Ratio	80.0%	72.3%
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums in other personal insurance decreased by $1.3 million for the three months ended March 31, 2023, compared to the same period in 2022. Incurred losses and LAE were $5.6 million, or 80.0% of earned premiums, for the three months ended March 31, 2023, compared to $6.0 million, or 72.3% of earned premiums, for the same period in 2022. Underlying losses and LAE as a percentage of earned premiums were 54.2% for the three months ended March 31, 2023, compared to 50.6% for the same period in 2022, a deterioration of 3.6 percentage points. Catastrophe losses and LAE (excluding loss reserve development) were $0.9 million for the three months ended March 31, 2023, compared to $0.1 million for the same period in 2022. Adverse loss and LAE reserve development (including catastrophe losses development) for the three months ended March 31, 2023 was $0.9 million, compared to $1.7 million for the same period in 2022.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Earned Premiums	$99.3	$142.8
Net Investment Income	49.8	49.4
Changes in Value of Alternative Energy Partnership Investments	0.2	(4.4)
Other Loss	(0.4)	—
Total Revenues	148.9	187.8
Policyholders’ Benefits and Incurred Losses and LAE	69.9	89.9
Insurance Expenses	64.2	85.9
Operating Income	14.8	12.0
Income Tax Expense	(1.6)	(0.4)
Segment Net Operating Income	$13.2	$11.6
INSURANCE RESERVES

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Insurance Reserves:
Future Policyholder Benefits	$3,346.9	$3,218.5
Incurred Losses and LAE Reserves:
Life	48.3	53.3
Accident and Health	4.4	4.3
Property	2.7	2.3
Total Incurred Losses and LAE Reserves	55.4	59.9
Insurance Reserves	$3,402.3	$3,278.4
Use of Death Verification Databases
In the third quarter of 2016, the Company’s Life & Health segment voluntarily began implementing a comprehensive process under which it cross-references its life insurance policies against the Death Master File maintained by the Social Security Administration and other death verification databases to identify potential situations where the beneficiaries may not have filed a claim following the death of an insured and initiate an outreach process to identify and contact beneficiaries and settle claims. Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses for the year ended December 31, 2016 included a pre-tax charge of $77.8 million to recognize the initial impact of using death verification databases in the Company’s operations, including to determine its Incurred But Not Reported (“IBNR”) liability for unpaid claims and claims adjustment expenses for life insurance products. Subsequently, the Company reduced its estimate of the initial impact of using death verification databases by $30.3 million.

See Note 1 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.

Overall
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Segment Net Operating Income in the Life & Health Insurance segment was $13.2 million for the three months ended March 31, 2023, compared to $11.6 million in 2022.
Earned Premiums in the Life & Health Insurance segment decreased by $43.5 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and lower volume on property insurance products.

Life & Health Insurance (Continued)
Net Investment Income increased by $0.4 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to higher rate earned on Fixed Income Securities, offset by lower returns from Equity Method Limited Liability Investments and increased investment expenses.
Income related to Changes in Value of Alternative Energy Partnership Investments was $0.2 million for the three months ended March 31, 2023, compared to loss of $4.4 million for the same period in 2022. Tax expenses related to the Alternative Energy Partnership Investments were $0.1 million and tax benefits of $1.8 million for the three months ended March 31, 2023 and 2022, respectively. This resulted in a net income of $0.1 million and net loss of $2.6 million attributable to Alternative Energy Partnership Investments for the three months ended March 31, 2023 and 2022, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $20.0 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and lower current year property non-catastrophe losses and LAE.
Insurance Expenses in the Life & Health Insurance segment decreased by $21.7 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022, lower commission expense and a reduction in expenses due to lower volume of property insurance products.
The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.
Life Insurance
Selected financial information for the life insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Earned Premiums	$82.2	$82.7
Net Investment Income	49.5	47.9
Changes in Value of Alternative Energy Partnership Investments	0.2	(4.0)
Other Loss	(0.5)	—
Total Revenues	131.4	126.6
Policyholders’ Benefits and Incurred Losses and LAE	64.1	60.4
Insurance Expenses	56.1	58.2
Operating Income	11.2	8.0
Income Tax (Expense) Benefit	(0.9)	0.3
Total Product Line Net Operating Income	$10.3	$8.3
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums from life insurance decreased by $0.5 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to lower volume of life insurance products and partially offset by increased average premium rate. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $64.1 million for the three months ended March 31, 2023, compared to $60.4 million for the same period in 2022, an increase of $3.7 million due primarily to changes in mortality experience.

Insurance Expenses decreased by $2.1 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to lower commission expense.

Life & Health Insurance (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Earned Premiums	$5.9	$45.8
Net Investment Income	—	0.7
Changes in Value of Alternative Energy Partnership Investments	—	(0.1)
Other Income	0.1	—
Total Revenues	6.0	46.4
Policyholders’ Benefits and Incurred Losses and LAE	2.0	23.5
Insurance Expenses	2.0	20.8
Operating Income	2.0	2.1
Income Tax Expense	(0.4)	(0.4)
Total Product Line Net Operating Income	$1.6	$1.7
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums from accident and health insurance decreased by $39.9 million for the three months ended March 31, 2023, compared to the same period in 2022. This is due primarily to the disposition of Reserve National in December 2022. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $2.0 million for the three months ended March 31, 2023, compared to $23.5 million for the same period in 2022. This is due primarily to the disposition of Reserve National in December 2022.
Insurance Expenses decreased by $18.8 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022.

Life & Health Insurance (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Earned Premiums	$11.2	$14.3
Net Investment Income	0.3	0.8
Changes in Value of Alternative Energy Partnership Investments	—	(0.3)
Total Revenues	11.5	14.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2.2	4.1
Catastrophe Losses and LAE	0.6	0.4
Prior Years:
Non-catastrophe Losses and LAE	0.8	0.6
Catastrophe Losses and LAE	0.2	0.9
Total Incurred Losses and LAE	3.8	6.0
Insurance Expenses	6.1	6.9
Operating Income	1.6	1.9
Income Tax Expense	(0.3)	(0.3)
Total Product Line Net Operating Income	$1.3	$1.6
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	19.6%	28.7%
Current Year Catastrophe Losses and LAE Ratio	5.4	2.8
Prior Years Non-catastrophe Losses and LAE Ratio	7.1	4.2
Prior Years Catastrophe Losses and LAE Ratio	1.8	6.3
Total Incurred Loss and LAE Ratio	33.9%	42.0%
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
Earned Premiums from property insurance decreased by $3.1 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $3.8 million, or 33.9% of earned premiums, for the three months ended March 31, 2023, compared to $6.0 million, or 42.0% of earned premiums for the same period in 2022. Underlying losses and LAE were $2.2 million, or 19.6% of earned premiums for the three months ended March 31, 2023, compared to $4.1 million, or 28.7% of earned premiums for the same period in 2022, a decrease of 9.1 percentage points due primarily to lower claim frequency and severity. Catastrophe losses and LAE (excluding loss reserve development) were $0.6 million for the three months ended March 31, 2023, compared to $0.4 million for the same period in 2022. Catastrophe losses and LAE increased $0.2 million due primarily to both higher frequency of catastrophe claims and higher claim severity. Adverse loss and LAE reserve development was $1.0 million for the three months ended March 31, 2023, compared to an adverse development of $1.5 million in the same period in 2022.
Insurance expenses decreased $0.8 million for the three months ended March 31, 2023, compared to the same period in 2022 due primarily to lower volume of property insurance products.

Investment Results
Net Investment Income
Net Investment Income for the three months ended March 31, 2023 and 2022 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Investment Income:
Interest on Fixed Income Securities	$86.2	$68.7
Dividends on Equity Securities Excluding Alternative Investments	1.0	1.5
Alternative Investments:
Equity Method Limited Liability Investments	1.1	13.3
Limited Liability Investments Included in Equity Securities	2.6	7.6
Total Alternative Investments	3.7	20.9
Short-term Investments	2.3	0.1
Loans to Policyholders	5.4	5.5
Real Estate	2.4	2.2
Company-Owned Life Insurance	8.8	8.3
Other	3.0	1.7
Total Investment Income	112.8	108.9
Investment Expenses:
Real Estate	2.1	2.5
Other Investment Expenses	8.9	6.4
Total Investment Expenses	11.0	8.9
Net Investment Income	$101.8	$100.0
Net Investment Income was $101.8 million and $100.0 million for the three months ended March 31, 2023 and 2022, respectively. Net Investment Income increased by $1.8 million in 2023 due primarily to higher rates and levels of investments in Fixed Income Securities and higher rates on Short Term Investments offset by lower returns on Equity Method Limited Liability Investments and lower balances in Equity Securities.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Recognized in Condensed Consolidated Statements of Loss:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$1.7	$(28.2)
Gains on Sales	9.7	2.4
Losses on Sales	(3.3)	(0.9)
Gains on Hedging Activity	—	—
Impairment Gains (Losses)	2.1	(8.9)
Net Gains (Losses) Recognized in Condensed Consolidated Statements of Loss	10.2	(35.6)
Recognized in Other Comprehensive Income (Loss)	179.8	(651.9)
Total Comprehensive Investment Gains (Losses)	$190.0	$(687.5)

Investment Results (Continued)
Total Comprehensive Investment Gains (Losses) were $190.0 million and $(687.5) million for the three months ended March 31, 2023 and 2022, respectively. Total Comprehensive Investment Losses decreased by $877.5 million primarily due to an a decrease in the Company’s unrealized loss position on the fixed income bond portfolio.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Preferred Stocks	$0.1	$(2.4)
Common Stocks	(0.5)	0.4
Other Equity Interests:
Exchange Traded Funds	0.1	(30.9)
Limited Liability Companies and Limited Partnerships	1.7	4.5
Total Other Equity Interests	1.8	(26.4)
Income (Loss) from Change in Fair Value of Equity Securities	1.4	(28.4)
Income from Change in Fair Value of Convertible Securities	0.3	0.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$1.7	$(28.2)
Net Realized Gains on Sales of Investment
The components of Net Realized Investment Gains for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Fixed Maturities:
Gains on Sales	$1.1	$0.4
Losses on Sales	(3.3)	(0.8)
Equity Securities:
Gains on Sales	—	2.0
Losses on Sales	—	(0.1)
Other:
Gains on Sales	8.6	—
Net Realized Investment Gains	$6.4	$1.5

Gross Gains on Sales	$9.7	$2.4
Gross Losses on Sales	(3.3)	(0.9)
Net Realized Investment Gains	$6.4	$1.5
Impairment Gains (Losses)
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of Loss in the period that the declines are evaluated. Conversely, an increase in the fair value or disposal of an investment with a previously established credit allowance will result in the recognition of impairment gain reported in the Condensed Consolidated Statements of Loss in the period.

Investment Results (Continued)
The components of Impairment Gains (Losses) in the Condensed Consolidated Statements of Loss for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
	Mar 31, 2023		Mar 31, 2022
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$2.1	14	$(8.9)	17
Equity Securities	—	—	—	—
Real Estate	—	—	—	—
Impairment Gains (Losses)	$2.1		$(8.9)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At March 31, 2023, 95.9% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2023 and December 31, 2022:

(Dollars in Millions)		Mar 31, 2023		Dec 31, 2022
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$5,179.6	72.0%	$4,896.4	71.0%
2	BBB	1,718.7	23.9	1,687.4	24.5
3-4	BB, B	225.2	3.2	239.7	3.5
5-6	CCC or Lower	65.9	0.9	71.3	1.0
Total Investments in Fixed Maturities		$7,189.4	100.0%	$6,894.8	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $31.4 million and $32.8 million at March 31, 2023 and December 31, 2022, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2023 and December 31, 2022:

	Mar 31, 2023		Dec 31, 2022
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$564.0	6.2%	$528.0	6.0%
States and Political Subdivisions:
Revenue Bonds	1,374.1	15.1	1,324.3	15.1
States	144.8	1.6	143.8	1.6
Political Subdivisions	104.0	1.1	100.8	1.1
Foreign Governments	4.0	—	4.1	—
Total Investments in Governmental Fixed Maturities	$2,190.9	24.0%	$2,101.0	23.8%

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2023 and December 31, 2022.

	Mar 31, 2023		Dec 31, 2022
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,086.3	22.9%	$2,007.5	22.8%
Manufacturing	1,100.1	12.1	1,085.9	12.4
Transportation, Communication and Utilities	804.7	8.8	733.7	8.3
Services	640.7	7.0	602.4	6.9
Mining	182.2	2.0	173.3	2.0
Retail Trade	158.8	1.7	165.1	1.9
Construction	8.8	0.1	11.7	0.1
Other	16.9	0.2	14.2	0.2
Total Investments in Non-governmental Fixed Maturities	$4,998.5	54.8%	$4,793.8	54.6%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at March 31, 2023.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	740	$1,480.1
$5 -$10	187	1,407.7
$10 - $20	109	1,478.8
$20 - $30	20	482.3
Greater Than $30	4	149.6
Total	1,060	$4,998.5
The Company’s short-term investments primarily consist of money market funds and short term bonds. At March 31, 2023, the Company had $186.9 million invested in money market funds which primarily invest in U.S. Treasury securities and $91.5 million invested in U.S. treasury bills and short-term bonds.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at March 31, 2023:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$143.6	1.6%
California	133.1	1.5
Michigan	93.6	1.0
New York	89.5	1.0
Georgia	80.3	0.9
Louisiana	65.5	0.7
Florida	59.2	0.7
Pennsylvania	59.2	0.7
Colorado	52.9	0.6
Massachusetts	49.2	0.5
Total	$826.1	9.2%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2023 and December 31, 2022 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2023	Dec 31, 2022
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$53.3	$117.3	$114.3
Senior Debt	40.7	21.8	21.6
Distressed Debt	—	8.3	9.4
Secondary Transactions	1.7	9.1	9.3
Leveraged Buyout	0.7	9.2	8.9
Growth Equity	—	1.2	1.2
Real Estate	—	43.3	43.3
Hedge Fund	—	0.1	0.5
Other	—	8.4	8.5
Total Equity Method Limited Liability Investments	96.4	218.7	217.0

Alternative Energy Partnership Investments	—	17.0	16.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	62.4	111.4	106.0
Senior Debt	6.0	21.9	21.9
Distressed Debt	13.0	12.7	12.5
Secondary Transactions	4.3	3.1	3.5
Hedge Funds	—	17.7	18.1
Leveraged Buyout	7.9	22.3	21.6
Growth Equity	6.7	6.3	5.4
Real Estate	0.2	0.2	—
Other	—	—	0.1
Total Reported as Other Equity Interests at Fair Value	100.5	195.6	189.1
Reported as Equity Securities at Modified Cost:
Other	—	8.3	8.3
Total Reported as Equity Securities at Modified Cost	—	8.3	8.3
Total Investments in Limited Liability Companies and Limited Partnerships	$196.9	$439.6	$430.7
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2023	Mar 31, 2022
Insurance Expenses:
Commissions	$166.9	$191.9
General Expenses	94.2	87.1
Taxes, Licenses and Fees	23.6	25.4
Total Costs Incurred	284.7	304.4
Net Policy Acquisition Costs Deferred	(15.9)	(1.7)
Amortization of Value of Business Acquired (“VOBA”)	0.5	2.1
Insurance Expenses	269.3	304.8
Loss from Early Extinguishment of Debt	—	3.7
Interest and Other Expenses:
Interest Expense	14.1	12.7
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	29.1	4.7
Other	34.2	36.7
Other Expenses	63.3	41.4
Interest and Other Expenses	77.4	54.1
Total Expenses	$346.7	$362.6
Insurance Expenses
Insurance Expenses decreased by $35.5 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to less business being written.

Loss from Early Extinguishment of Debt
Loss from Early Extinguishment of Debt decreased by $3.7 million for the three months ended March 31, 2023, compared to the same period in 2022 due to the redemption of the 2022 Senior Notes.
Interest and Other Expenses
Interest expense increased by $1.4 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the addition of the 2032 Senior Notes and the 2062 Junior Debentures.
Other expenses increased by $21.9 million for the three months ended March 31, 2023, compared to the same period in 2022, due primarily to increases in restructuring costs of the Company’s operations.
Income Taxes
The federal corporate statutory income tax rate was 21% for the three months ended March 31, 2023 and March 31, 2022. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income and (5) a permanent difference associated with nondeductible executive compensation.
The Inflation Reduction Act (H.R. 5376 or the "Law") was signed into law on August 16, 2022, and became generally effective on January 1, 2023. Included in the provisions of the Law are various changes to the tax code, including the establishment of a Corporate Alternative Minimum tax. The Company has evaluated the provisions of the Law and does not expect a material impact. The Company will continue to monitor guidance as it is released by the Internal Revenue Service and United States Treasury.

Income Taxes (Continued)
Tax-exempt investment income and dividends received deductions collectively were $7.7 million for the three months ended March 31, 2023, compared to $6.3 million for the same period in 2022. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $8.9 million for the three months ended March 31, 2023, compared to $8.3 million for the same period in 2022. The Company realized net investment tax credit recaptures of $0.1 million for the three months ended March 31, 2023, compared to net investment tax credits of $3.5 million for the same period in 2022. The amount of expense recognized for long-term equity-based compensation expense under GAAP did not differ from the amount that would be deductible under the IRC for the three months ended March 31, 2023, compared to $3.6 million higher for the same period in 2022. The amount of nondeductible executive compensation was $4.9 million for the three months ended March 31, 2023, compared to $3.1 million for the same period in 2022.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to March 31, 2023.
In August 2018, the FASB issued ASU 2018-12. The Company’s adoption of LDTI was effective January 1, 2023 under the modified retrospective transition method. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for more information.
Other than discussed above, there were no adoptions of such accounting pronouncements during the three months ended March 31, 2023 that had a material impact on the Company’s Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by and additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of March 31, 2023 was $520.0 million. There were no outstanding borrowings under the credit agreement at either March 31, 2023 or December 31, 2022.

Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at March 31, 2023 and December 31, 2022 was:

(Dollars in Millions)	Mar 31, 2023	Dec 31, 2022
Senior Notes:
4.350% Senior Notes due February 15, 2025	$449.4	$449.3
2.400% Senior Notes due September 30, 2030	396.7	396.6
3.800% Senior Notes due February 23, 2032	395.6	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	145.8	145.5
Total Long-term Debt Outstanding	$1,387.5	$1,386.9
See Note 16, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and American Access Casualty Company (“AAC”) are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023 and ceased to exist as an insurance company. American Access Casualty Company became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. As a requirement of membership in the

Liquidity and Capital Resources (Continued)
FHLB, United Insurance, Trinity and AAC must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments.  The carrying value of FHLB of Chicago common stock was $17.5 million at March 31, 2023 and December 31, 2022, respectively. The carrying value of FHLB of Dallas common stock was $3.5 million and $3.4 million at March 31, 2023 and December 31, 2022, respectively. The carrying value of FHLB of San Francisco common stock was $1.4 million at December 31, 2022. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first three months of 2023, United Insurance received advances of $89.1 million from the FHLB of Chicago and made repayments of $89.1 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $601.0 million at March 31, 2023. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $772.9 million at March 31, 2023. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 15, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of March 31, 2023 the remaining share repurchase authorization under the repurchase program was $171.6 million. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the three months ended March 31, 2023 and 2022, Kemper did not repurchase any shares of its common stock.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the first quarter of 2023. Dividends and dividend equivalents paid were $19.4 million for the three months ended March 31, 2023.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively did not pay any dividends to Kemper during the first three months of 2023. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $95.7 million in additional dividends to Kemper during the remainder of 2023 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $240.6 million at March 31, 2023, compared to $417.6 million at December 31, 2022.
The primary sources of funds available for repayment of Kemper’s indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes and term loan, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income, proceeds from the sales, and maturity of investments, advances from the FHLBs of Chicago, Dallas and San Francisco, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under

Liquidity and Capital Resources (Continued)
property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Chicago, Dallas and San Francisco.
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
Information about the Company’s cash flows for three months ended March 31, 2023 and 2022 is presented below.

DOLLARS IN MILLIONS	March 31, 2023	March 31, 2022
Net Cash Provided by (Used in) Operating Activities	$5.2	$(18.2)
Net Cash Used in Investing Activities	(138.2)	(225.1)
Net Cash (Used in) Provided by Financing Activities	(18.8)	392.4
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Cash Provided by (Used in) Operating Activities
Net cash provided in Operating Activities was $5.2 million for the three months ended March 31, 2023, compared to net cash used of $18.2 million for the same period in 2022, an increase of $23.4 million. Cash from operating activities increased primarily due to a $124.7 million federal income tax refund that was received in first quarter 2023 and mostly offset by paid losses within the P&C business due to an increase in frequency of claims.

Cash Used in Investing Activities

Net cash used in Investing Activities for the three months ended March 31, 2023 was $138.2 million, compared to cash used of $225.1 million for the same period in 2022, a decrease in cash used of $86.9 million. This was primarily due to a decrease in purchases of Corporate-Owned Life Insurance.

Cash (Used in) Provided by Financing Activities

Net cash used in Financing Activities for the three months ended March 31, 2023 was $18.8 million, compared to cash provided of $392.4 million for the same period in 2022, decrease of $411.2 million. This was primarily due to a decrease in debt raising activities in 2023.

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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of liability for future policyholder benefits, the assessment of recoverability of goodwill, the valuation of pension benefit obligations, and the recoverability of deferred tax assets. The Company’s critical accounting policies are described in the MD&A included in the 2022 Annual Report. There have been no material changes to the information disclosed in the 2022 Annual Report with respect to these critical accounting

Critical Accounting Estimates (Continued)
estimates and the Company’s significant accounting policies, other than the addition of significant accounting policies related to the adoption of ASU 2018-12 included in Note 1, “Basis of Presentation and Accounting Policies” to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2022 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 19, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2022 Annual Report. Readers are also advised to consider other factors not presently known by, or considered material to, the Company that could materially affect the Company’s business, financial condition and results of operations, along with other information disclosed in the 2022 Annual Report and this Quarterly Report on Form 10-Q, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1 of the 2022 Annual Report and on page 1 of this Quarterly Report on Form 10-Q, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the quarter ended March 31, 2023, Kemper did not repurchase any shares. As of March 31, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
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

Kemper Corporation

Date:	May 8, 2023	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2023	/s/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2023	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)