Form 10-Q
period 2023-06-30
KEMPER Corp
filed 2023-08-07
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 6/30/2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
64,056,329 shares of common stock, $0.10 par value, were outstanding as of August 3, 2023.

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
Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (the “SEC”)
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate, including impacts related to COVID-19. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this Quarterly Report on Form 10-Q. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2023	Jun 30, 2022[1]	Jun 30, 2023	Jun 30, 2022[1]
Revenues:
Earned Premiums (Changes in Deferred Profit Liability for the Six and Three Months Ended: 2023 - $35.7 and $16.5; 2022 - $37.7 and $17.4)	$2,347.8	$2,657.6	$1,166.9	$1,337.6
Net Investment Income	208.1	218.5	106.3	118.5
Change in Value of Alternative Energy Partnership Investments	1.5	(21.6)	0.8	(4.9)
Other Income	2.9	3.3	1.7	0.9
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	4.1	(68.7)	2.4	(40.5)
Net Realized Investment (Losses) Gains	(8.0)	12.5	(14.4)	11.0
Impairment Gains (Losses)	1.2	(13.8)	(0.9)	(4.9)
Total Revenues	2,557.6	2,787.8	1,262.8	1,417.7
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses (Changes in Liability for Future Policyholder Benefits for the Six and Three Months Ended: 2023 - $2.5 and $0.6; 2022 - $20.3 and $1.7)	2,036.7	2,274.3	984.7	1,151.1
Insurance Expenses	535.4	612.5	266.1	307.7
Loss from Early Extinguishment of Debt	—	3.7	—	—
Interest and Other Expenses	155.7	107.6	78.3	53.5
Goodwill Impairment	49.6	—	49.6	—
Total Expenses	2,777.4	2,998.1	1,378.7	1,512.3
Loss before Income Taxes	(219.8)	(210.3)	(115.9)	(94.6)
Income Tax Benefit	42.6	51.8	18.8	22.4
Net Loss	$(177.2)	$(158.5)	$(97.1)	$(72.2)
Net Loss Per Unrestricted Share:
Basic	$(2.77)	$(2.49)	$(1.52)	$(1.13)
Diluted	$(2.77)	$(2.49)	$(1.52)	$(1.13)
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

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2023	Jun 30, 2022[1]	Jun 30, 2023	Jun 30, 2022[1]
Net Loss	$(177.2)	$(158.5)	$(97.1)	$(72.2)

Other Comprehensive Income (Loss) Before Income Taxes
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Loss	104.0	(1,231.7)	(83.2)	(587.1)
Credit Losses Recognized in Condensed Consolidated Statements of Loss	(0.1)	(0.5)	(0.1)	6.9
Change in Net Unrecognized Postretirement Benefit Costs	(1.1)	(0.1)	(0.6)	—
(Loss) Gain on Cash Flow Hedges	(0.1)	5.9	(0.1)	(0.2)
Change in Discount Rate on Future Life Policyholder Benefits	(59.2)	1,090.0	50.6	527.7
Other Comprehensive Income (Loss) Before Income Taxes	43.5	(136.4)	(33.4)	(52.7)
Other Comprehensive Income Tax (Expense) Benefit	(9.4)	28.6	7.3	11.1
Other Comprehensive Income (Loss), Net of Taxes	34.1	(107.8)	(26.1)	(41.6)
Total Comprehensive Loss	$(143.1)	$(266.3)	$(123.2)	$(113.8)
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

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Jun 30, 2023	Dec 31, 2022[1]
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2023 - $7,761.7; 2022 - $7,811.8 Allowance for Credit Losses: 2023 - $7.1; 2022 - $9.6)	$6,943.8	$6,894.8
Equity Securities at Fair Value (Cost: 2023 - $232.4; 2022 - $247.6)	247.0	243.2
Equity Method Limited Liability Investments	225.1	217.0
Alternative Energy Partnership Investments	16.8	16.3
Short-term Investments at Cost which Approximates Fair Value	406.3	278.4
Company-Owned Life Insurance	500.5	586.5
Loans to Policyholders	281.6	283.4
Other Investments	275.6	269.9
Total Investments	8,896.7	8,789.5
Cash	73.6	212.4
Receivables from Policyholders (Allowance for Credit Losses: 2023 - $12.0; 2022 - $13.1)	1,246.3	1,286.6
Other Receivables	262.0	262.6
Deferred Policy Acquisition Costs	646.2	635.6
Goodwill	1,250.7	1,300.3
Current Income Tax Assets	9.0	167.6
Deferred Income Tax Assets	208.0	129.0
Other Assets	503.8	530.0
Total Assets	$13,096.3	$13,313.6
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,363.8	$3,276.2
Property and Casualty	2,680.1	2,756.9
Total Insurance Reserves	6,043.9	6,033.1
Unearned Premiums	1,665.2	1,704.4
Policyholder Obligations	700.2	701.3
Accrued Expenses and Other Liabilities	786.7	817.3
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2023 - $1,183.5; 2022 - $1,195.1)	1,388.1	1,386.9
Total Liabilities	10,584.1	10,643.0
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 64,054,430 Shares Issued and Outstanding at June 30, 2023 and 63,912,762 Shares Issued and Outstanding at December 31, 2022	6.4	6.4
Paid-in Capital	1,837.6	1,812.7
Retained Earnings	1,149.0	1,366.4
Accumulated Other Comprehensive Loss	(480.8)	(514.9)
Total Shareholders’ Equity	2,512.2	2,670.6
Total Liabilities and Shareholders’ Equity	$13,096.3	$13,313.6
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

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2023	Jun 30, 2022[1]
Cash Flows from Operating Activities:
Net Loss	$(177.2)	$(158.5)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Net Realized Investment Losses (Gains)	8.0	(12.5)
Impairment (Gains) Losses	(1.2)	13.8
Depreciation and Amortization of Property, Equipment and Software	26.2	26.5
Amortization of Intangibles Assets Acquired	7.9	11.2
Loss from Early Extinguishment of Debt	—	3.7
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(1.3)	(18.3)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	(1.5)	21.6
(Increase) Decrease in Value of Equity and Convertible Securities	(4.1)	68.7
Goodwill Impairment	49.6	—
Changes in:
Receivables from Policyholders	40.3	43.6
Reinsurance Recoverables	11.6	0.3
Deferred Policy Acquisition Costs	(10.6)	(2.1)
Insurance Reserves	(47.7)	(1.8)
Unearned Premiums	(39.2)	(44.3)
Income Taxes	72.6	(46.2)
Other Assets and Liabilities	0.7	4.3
Net Cash Used in Operating Activities	(65.9)	(90.0)
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	353.0	564.9
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	32.5	403.7
Mortgage Loans	42.5	46.6
Other Investments	5.1	36.9
Purchases of Investments:
Fixed Maturities	(334.8)	(1,025.9)
Equity Securities	(26.2)	(39.1)
Real Estate Investments	(0.3)	(2.9)
Company-Owned Life Insurance	—	(100.0)
Mortgage Loans	(44.1)	(45.0)
Other Investments	(11.6)	(4.9)
Net (Purchases) Sales of Short-term Investments	(126.9)	54.0
Acquisition of Software and Long-lived Assets	(25.4)	(23.7)
Settlement Proceeds from Company-Owned Life Insurance	102.2	—
Other	(1.1)	2.9
Net Cash Used in Investing Activities	(35.1)	(132.5)
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

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2023	Jun 30, 2022[1]
Net Cash Used in Investing Activities (Carryforward from page 7)	(35.1)	(132.5)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	—	(280.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	—	396.3
Issuance Fees on 3.800% Senior Notes due February 23, 2032	—	(1.2)
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	145.6
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	(0.9)
Proceeds from Policyholder Contract Obligations	114.5	289.6
Repayment of Policyholder Contract Obligations	(115.8)	(89.3)
Proceeds from Shares Issued under Employee Stock Purchase Plan	2.2	2.5
Dividends Paid	(39.6)	(40.0)
Other	0.9	0.3
Net Cash (Used in) Provided by Financing Activities	(37.8)	422.9

Net (decrease) increase in cash	(138.8)	200.4
Cash, Beginning of Year	212.4	148.2
Cash, End of Period	$73.6	$348.6
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

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, December 31, 2022[1]	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$2,670.6
Net Loss	—	—	—	(177.2)	—	(177.2)
Other Comprehensive Income, Net of Taxes (Note 13)	—	—	—	—	34.1	34.1
Cash Dividends and Dividend Equivalents to Shareholders ($0.62 per share)	—	—	—	(39.6)	—	(39.6)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	—	—	2.2	—	—	2.2
Equity-based Compensation Cost	—	—	22.7	—	—	22.7
Equity-based Awards, Net of Shares Exchanged	0.1	—	—	(0.6)	—	(0.6)
Balance, June 30, 2023	64.0	$6.4	$1,837.6	$1,149.0	$(480.8)	$2,512.2

	Six Months Ended June 30, 2022[1]
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2021	63.7	$6.4	$1,790.7	$1,734.2	$(401.6)	$3,129.7
Net Loss	—	—	—	(158.5)	—	(158.5)
Other Comprehensive Loss, Net of Taxes (Note 13)	—	—	—	—	(107.8)	(107.8)
Cash Dividends and Dividend Equivalents to Shareholders ($0.62 per share)	—	—	—	(40.2)	—	(40.2)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	—	—	2.5	—	—	2.5
Equity-based Compensation Cost	—	—	20.2	—	—	20.2
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.9)	(0.9)	—	(1.8)
Balance, June 30, 2022	63.8	$6.4	$1,812.5	$1,534.6	$(509.4)	$2,844.1
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

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, March 31, 2023	64.0	$6.4	$1,828.9	$1,266.3	$(454.7)	$2,646.9
Net Loss	—	—	—	(97.1)	—	(97.1)
Other Comprehensive Loss, Net of Taxes (Note 13)	—	—	—	—	(26.1)	(26.1)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.2)	—	(20.2)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	—	—	1.2	—	—	1.2
Equity-based Compensation Cost	—	—	7.1	—	—	7.1
Equity-based Awards, Net of Shares Exchanged	—	—	0.4	—	—	0.4
Balance, June 30, 2023	64.0	$6.4	$1,837.6	$1,149.0	$(480.8)	$2,512.2

	Three Months Ended June 30, 2022[1]
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, March 31, 2022	63.8	$6.4	$1,803.1	$1,627.5	$(467.8)	$2,969.2
Net Loss	—	—	—	(72.2)	—	(72.2)
Other Comprehensive Loss, Net of Taxes (Note 13)	—	—	—	—	(41.6)	(41.6)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.6)	—	(20.6)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	—	—	1.2	—	—	1.2
Equity-based Compensation Cost	—	—	8.3	—	—	8.3
Equity-based Awards, Net of Shares Exchanged	—	—	(0.1)	(0.1)	—	(0.2)
Balance, June 30, 2022	63.8	$6.4	$1,812.5	$1,534.6	$(509.4)	$2,844.1
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies
The unaudited Condensed Consolidated Financial Statements include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty subsidiaries, life subsidiaries, and a health subsidiary through the date of its sale of December 1, 2022 (collectively referred to herein as the “Company”).
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
Certain financial information that is included in the annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the six months ended June 30, 2023 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2022, except for Note 7 “Liability for Future Policyholder Benefits”, Note 8 “Deferred Policy Acquisition Costs”, Note 13 ”Other Comprehensive Loss and Accumulated Other Comprehensive Loss” and Note 16 “Policyholder Obligations”, which were impacted due to the implementation of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-12 Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to June 30, 2023. Other than discussed below, there were no adoptions of accounting pronouncements during the six months ended June 30, 2023 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Guidance Adopted in 2023
The Company adopted ASU 2018-12 for the liability for future policyholder benefits and deferred acquisition costs on a modified retrospective basis as of January 1, 2023, such that those balances were adjusted to conform to ASU 2018-12 on January 1, 2021.
The new standard requires cash flow assumptions used to measure the liability for future policyholder benefits for nonparticipating traditional and limited pay long-duration contracts be reviewed at least annually, and if there is a change, updated with the recognition and remeasurement recorded in net income. It also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting period, and recognized in other comprehensive income. ASU 2018-12 simplifies the amortization of deferred acquisition costs to a constant level basis over the expected term of the contract, requires all market risk benefits to be measured at fair value, and enhances certain presentation and disclosure requirements, as discussed in Note 7 and Note 8.
As a result of the adoption of ASU 2018-12, beginning retained earnings was reduced by $25.1 million and Accumulated Other Comprehensive Income (“AOCI”) reduced by $1,030.3 million as of January 1, 2021.
The table below presents the transition adjustment for the adoption of ASU 2018-12:

	Pre-Adoption Balance 12/31/2020	Adjustments to AOCI	Adjustments to Retained Earnings	Post- Adoption Balance 1/1/2021
Retained Earnings	$2,071.2	—	(25.1)	$2,046.1
AOCI	$680.5	(1,030.3)	—	$(349.8)

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
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Loss for the six months ended June 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Earned Premiums	$2,692.3	(34.7)	$2,657.6
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	$2,323.7	(49.4)	$2,274.3
Insurance Expenses	$611.7	0.8	$612.5
Income Tax Benefit	$54.7	(2.9)	$51.8
Net Loss	$(169.5)	11.0	$(158.5)

Net Loss Per Unrestricted Share:
Basic	$(2.66)	$0.17	$(2.49)
Diluted	$(2.66)	$0.17	$(2.49)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Loss for the three months ended June 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Earned Premiums	$1,353.7	(16.1)	$1,337.6
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	$1,170.3	(19.2)	$1,151.1
Insurance Expenses	$307.7	—	$307.7
Income Tax Benefit	$23.0	(0.6)	$22.4
Net Loss	$(74.7)	2.5	$(72.2)

Net Loss Per Unrestricted Share:
Basic	$(1.17)	$0.04	$(1.13)
Diluted	$(1.17)	$0.04	$(1.13)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Deferred Policy Acquisition Costs	$625.6	10.0	$635.6
Deferred Income Tax Assets	$189.4	(60.4)	$129.0
Total Assets	$13,364.0	(50.4)	$13,313.6
Life and Health Insurance Reserves	$3,554.0	(277.8)	$3,276.2
Total Liabilities	$10,920.8	(277.8)	$10,643.0
Retained Earnings	$1,380.1	(13.7)	$1,366.4
Accumulated Other Comprehensive Loss	$(756.0)	241.1	$(514.9)
Total Shareholders’ Equity	$2,443.2	227.4	$2,670.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Change in Discount Rate on Future Life Policyholder Benefits	$—	1,090.0	$1,090.0
Other Comprehensive Loss Before Income Taxes	$(1,226.4)	1,090.0	$(136.4)
Other Comprehensive Income Tax Benefit	$257.5	(228.9)	$28.6
Other Comprehensive Loss, Net of Taxes	$(968.9)	861.1	$(107.8)
Total Comprehensive Loss	$(1,138.4)	872.1	$(266.3)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended June 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Change in Discount Rate on Future Life Policyholder Benefits	$—	527.7	$527.7
Other Comprehensive Loss Before Income Taxes	$(580.4)	527.7	$(52.7)
Other Comprehensive Income Tax Benefit	$121.9	(110.8)	$11.1
Other Comprehensive Loss, Net of Taxes	$(458.5)	416.9	$(41.6)
Total Comprehensive Loss	$(533.2)	419.4	$(113.8)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Cash Flows from Operating Activities:
Net Loss	$(169.5)	11.0	$(158.5)
Change in Deferred Policy Acquisition Costs	$(2.9)	0.8	$(2.1)
Change in Insurance Reserves	$12.9	(14.7)	$(1.8)
Change in Income Taxes	$(49.1)	2.9	$(46.2)
Net Cash Used in Operating Activities	$(90.0)	—	$(90.0)
Guidance Not Yet Adopted

In March 2023, the FASB issued ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period, and a net presentation within the income tax line item. ASU 2023-02 is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its financial statements.

Significant Accounting Policies Related to ASU 2018-12
The below outlines those significant accounting policies related to ASU 2018-12 that were effective January 1, 2023.
Liability for Future Policyholder Benefits
A liability for future policyholder benefits, which is the present value of estimated future policyholder benefits to be paid to or on behalf of policyholders and certain related expenses, less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. The liability is estimated using current assumptions that

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)

include discount rate, mortality, lapses and expenses. These current assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.

The liability is adjusted for differences between actual and expected experience. The Company reviews and updates its estimate of cash flows expected over the lifetime of a group of contracts using actual historical experience quarterly and current future cash flow assumptions at least annually to calculate its revised net premium ratio. The revised net premium ratios are then used to calculate an updated liability for future policyholder benefits for the current reporting period, discounted at the original contract issuance discount rate. The Company has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Resulting changes in the liability due to differences in actual versus expected experience, changes in current cash flow assumptions, and prefunding and payout of benefits compared to the carrying amount of the liability as of that same date are recorded as a separate component of benefit expense in the Condensed Consolidated Statements of Loss.

The current discount rate assumption is an equivalent spot rate curve of annually compounded rates at monthly increments that is derived based on A-credit rated fixed-income instruments reflecting the duration characteristics of the liability. The Company utilizes published corporate yield curves from Bloomberg’s BVAL Investment Grade Corporate Sector curve. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in Other Comprehensive Income (Loss). For liability cash flows that are projected beyond the maximum observable point on the yield curve, the yield grades to an ultimate forward rate.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2 - Net Loss Per Unrestricted Share (Continued)
A reconciliation of the numerator and denominator used in the calculation of Basic Net Loss Per Unrestricted Share and Diluted Net Loss Per Unrestricted Share for the six and three months ended June 30, 2023 and 2022 is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions, except per share amounts)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Loss	$(177.2)	$(158.5)	$(97.1)	$(72.2)
Less: Net Loss Attributed to Participating Awards	—	—	—	—
Net Loss Attributed to Unrestricted Shares	(177.2)	(158.5)	(97.1)	(72.2)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Loss Attributed to Unrestricted Shares	$(177.2)	$(158.5)	$(97.1)	$(72.2)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	63,977.7	63,779.9	64,008.5	63,815.6
Equity-based Compensation Equivalent Shares	—	—	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	63,977.7	63,779.9	64,008.5	63,815.6
(Per Unrestricted Share in Whole Dollars)
Basic Net Loss Per Unrestricted Share	$(2.77)	$(2.49)	$(1.52)	$(1.13)
Diluted Net Loss Per Unrestricted Share	$(2.77)	$(2.49)	$(1.52)	$(1.13)
Note 3 - Goodwill
During the second quarter of 2023, the Company identified impairment indicators impacting the fair value of the Preferred Property & Casualty Insurance reportable segment in connection with ongoing evaluation of strategic alternatives for the Preferred Insurance business. As a result, the fair value of the reportable segment was determined using a combination of available market information, market comparisons and a discounted cash flow valuation method based on the present value of future earnings. The fair value calculated in the second quarter of 2023 was lower than the carrying value of the reportable segment, resulting in a pre-tax impairment charge of $49.6 million and an after-tax impairment charge of $45.5 million related to the reportable segment. A substantial portion of the goodwill that was impaired was not tax deductible. The goodwill impairment charge is reported separately in the Condensed Consolidated Income Statements for the six and three months ended June 30, 2023, with a corresponding reduction to goodwill in the Condensed Consolidated Balance Sheet as of June 30, 2023.

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Earned Premiums by product line for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Specialty Property & Casualty Insurance:
Personal Automobile	$1,554.5	$1,807.5	$766.6	$905.8
Commercial Automobile	322.0	257.8	165.7	137.9
Preferred Property & Casualty Insurance:
Preferred Automobile	153.9	190.0	75.7	94.0
Homeowners	102.2	99.0	50.0	47.7
Other Personal Lines	13.7	16.5	6.7	8.2
Life & Health Insurance:
Life	167.0	169.5	84.8	86.8
Accident and Health	11.7	90.9	5.8	45.1
Property	22.8	26.4	11.6	12.1
Total Earned Premiums	$2,347.8	$2,657.6	$1,166.9	$1,337.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$1,876.5	$2,065.3	$932.3	$1,043.7
Net Investment Income	83.0	68.9	44.5	34.0
Change in Value of Alternative Energy Partnership Investments	0.8	(10.9)	0.4	(2.5)
Other Income	1.6	2.7	0.7	1.0
Total Specialty Property & Casualty Insurance	1,961.9	2,126.0	977.9	1,076.2
Preferred Property & Casualty Insurance:
Earned Premiums	269.8	305.5	132.4	149.9
Net Investment Income	23.6	24.4	13.1	11.9
Change in Value of Alternative Energy Partnership Investments	0.3	(5.0)	0.2	(1.1)
Total Preferred Property & Casualty Insurance	293.7	324.9	145.7	160.7
Life & Health Insurance:
Earned Premiums	201.5	286.8	102.2	144.0
Net Investment Income	96.9	111.3	47.1	61.9
Change in Value of Alternative Energy Partnership Investments	0.4	(5.7)	0.2	(1.3)
Other (Loss) Income	(0.3)	(0.8)	0.1	(0.8)
Total Life & Health Insurance	298.5	391.6	149.6	203.8
Total Segment Revenues	2,554.1	2,842.5	1,273.2	1,440.7
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	4.1	(68.7)	2.4	(40.5)
Net Realized Investment (Losses) Gains	(8.0)	12.5	(14.4)	11.0
Net Impairment Gains (Losses) Recognized in Earnings	1.2	(13.8)	(0.9)	(4.9)
Other	6.2	15.3	2.5	11.4
Total Revenues	$2,557.6	$2,787.8	$1,262.8	$1,417.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Segment Operating (Loss) Income, including a reconciliation to Loss before Income Taxes, for the six and three months ended June 30, 2023 and 2022 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Segment Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(89.7)	$(111.2)	$(15.0)	$(51.0)
Preferred Property & Casualty Insurance	(15.9)	(31.1)	(3.7)	(21.6)
Life & Health Insurance	24.9	35.9	10.1	23.9
Total Segment Operating Loss	(80.7)	(106.4)	(8.6)	(48.7)
Corporate and Other Operating Loss From:
Other	(28.2)	(15.6)	(15.3)	(1.6)
Corporate and Other Operating Loss	(28.2)	(15.6)	(15.3)	(1.6)
Adjusted Consolidated Operating Loss	(108.9)	(122.0)	(23.9)	(50.3)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	4.1	(68.7)	2.4	(40.5)
Net Realized Investment (Losses) Gains	(8.0)	12.5	(14.4)	11.0
Impairment Gains (Losses)	1.2	(13.8)	(0.9)	(4.9)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(58.6)	(14.6)	(29.5)	(9.9)
Loss from Early Extinguishment of Debt	—	(3.7)	—	—
Goodwill Impairment Charge	(49.6)	—	(49.6)	—
Loss before Income Taxes	$(219.8)	$(210.3)	$(115.9)	$(94.6)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Segment Net Operating Loss, including a reconciliation to Net Loss, for the six and three months ended June 30, 2023 and 2022 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Segment Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(69.2)	$(83.6)	$(10.8)	$(38.9)
Preferred Property & Casualty Insurance	(12.2)	(22.9)	(2.7)	(16.8)
Life & Health Insurance	22.1	31.8	8.9	20.2
Total Segment Net Operating Loss	(59.3)	(74.7)	(4.6)	(35.5)
Corporate and Other Net Operating Loss From:
Other	(22.8)	(14.1)	(12.3)	(1.7)
Total Corporate and Other Net Operating Loss	(22.8)	(14.1)	(12.3)	(1.7)
Adjusted Consolidated Net Operating Loss	(82.1)	(88.8)	(16.9)	(37.2)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	3.2	(54.3)	1.9	(32.0)
Net Realized Investment (Losses) Gains	(7.4)	9.9	(12.5)	8.7
Impairment Gains (Losses)	0.9	(10.9)	(0.8)	(3.9)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(46.3)	(11.5)	(23.3)	(7.8)
Loss from Early Extinguishment of Debt	—	(2.9)	—	—
Goodwill Impairment Charge	(45.5)	—	(45.5)	—
Net Loss	$(177.2)	$(158.5)	$(97.1)	$(72.2)
Note 6 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the six months ended June 30, 2023 and 2022 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,756.9	$2,772.7
Less Reinsurance Recoverables at Beginning of Year	39.6	41.9
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,717.3	2,730.8
Incurred Losses and Loss Adjustment Expenses (“ LAE”) Related to:
Current Year	1,837.5	2,116.5
Prior Years	67.9	(15.6)
Total Incurred Losses and LAE	1,905.4	2,100.9
Paid Losses and LAE Related to:
Current Year	864.1	1,032.9
Prior Years	1,107.5	1,080.2
Total Paid Losses and LAE	1,971.6	2,113.1
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	2,651.1	2,718.6
Plus Reinsurance Recoverables at End of Period	29.0	39.8
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$2,680.1	$2,758.4

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
For the six months ended June 30, 2023, the Company increased its property and casualty insurance reserves by $67.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $40.0 million due primarily to higher than expected emergence in loss patterns related to third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages. Commercial automobile insurance loss and LAE reserves developed adversely by $15.2 million due to higher than expected emergence in loss patterns related to 2021 and 2022 bodily injury coverages. Preferred personal automobile insurance loss and LAE reserves developed adversely by $7.8 million due to higher than expected emergence in loss patterns related to the third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages. Homeowners loss and LAE reserves developed adversely by $4.0 million. Other lines loss and LAE reserves developed adversely by $0.9 million.

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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a roll forward of changes in the allowance for expected credit losses for the six months ended June 30, 2023.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,286.6	$13.1
Provision for Expected Credit Losses		21.5
Write-offs of Uncollectible Receivables from Policyholders		(22.6)
Balance at End of Period	$1,246.3	$12.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Property and Casualty Insurance Reserves (Continued)
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a roll forward of changes in the allowance for expected credit losses for the six months ended June 30, 2022.

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Liability for Future Policyholder Benefits

The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the six and three months ended June 30, 2023 and June 30, 2022:

		Six Months Ended		Three Months Ended
		Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Present Value of Expected Net Premiums	Balance, Beginning of Period	$688.6	$669.0	$722.4	$661.0

	Beginning Balance at Original Discount Rate	$728.9	$599.8	$744.5	$637.9
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances from Expected Experience	(12.3)	13.5	(13.0)	1.0
	Adjusted Beginning of Period Balance	716.6	613.3	731.5	638.9
	Issuances	61.9	79.4	30.1	37.8
	Interest Accrual	14.5	10.4	7.5	5.3
	Net Premiums Collected	(47.9)	(42.8)	(24.0)	(21.7)
	Ending Balance at Original Discount Rate	745.1	660.3	745.1	660.3
	Effect of Changes in Discount Rate Assumptions	(33.4)	(13.9)	(33.4)	(13.9)
	Balance, End of Period	$711.7	$646.4	$711.7	$646.4
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Period	$3,561.0	$4,933.1	$3,699.5	$4,348.7

	Beginning Balance at Original Discount Rate	$3,906.2	$3,788.1	$3,916.9	$3,812.2
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances From Expected Experience	(13.2)	15.3	(13.5)	2.6
	Adjusted Beginning of Period Balance	3,893.0	3,803.4	3,903.4	3,814.8
	Issuances	61.9	79.5	30.1	37.9
	Interest Accrual	85.2	81.4	42.8	40.6
	Benefit Payments	(125.0)	(136.7)	(61.2)	(65.7)
	Ending Balance at Original Discount Rate	3,915.1	3,827.6	3,915.1	3,827.6
	Effect of Changes in Discount Rate Assumptions	(279.2)	(28.2)	(279.2)	(28.2)
	Balance, End of Period	$3,635.9	$3,799.4	$3,635.9	$3,799.4
	Net Liability for Future Policyholder Benefits	$2,924.2	$3,153.0	$2,924.2	$3,153.0
	Less: Reinsurance Recoverable	—	—	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,924.2	$3,153.0	$2,924.2	$3,153.0

The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Jun 30, 2023	Jun 30, 2022
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	15.0	15.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Liability for Future Policyholder Benefits (Continued)

The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

	Jun 30, 2023	Jun 30, 2022
Net Liability for Future Policyholder Benefits	2,924.2	3,153.0
Deferred Profit Liability	288.8	230.9
Other[1]	150.8	201.3
Total Life and Health Insurance Reserves	$3,363.8	$3,585.2
1Other primarily consists of Accident and Health and Universal Life reserves

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, were as follows:

	Jun 30, 2023	Jun 30, 2022
Expected Future Benefit Payments, undiscounted	$10,170.1	$9,573.5
Expected Future Gross Premiums, undiscounted	$4,436.6	$3,820.0
Expected Future Gross Premiums, discounted	$2,860.4	$2,740.2

The amount of revenue and interest recognized in the Condensed Consolidated Statements of Loss is as follows:

	Six Months Ended		Three Months Ended
	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Gross Premiums or Assessments	$202.3	$196.4	$98.5	$95.0
Interest Expense	$70.7	$71.1	$35.3	$35.5

The weighted-average interest rate is as follows:

	Jun 30, 2023	Jun 30, 2022
Interest Accretion Rate	4.54%	4.60%
Current Discount Rate	5.17%	4.70%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company reviewed all significant assumptions and did not make any changes to mortality and lapse assumptions. Market data that underlies current discount rates was updated from March 31, 2023.

Note 8 - Deferred Policy Acquisition Costs

The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Property and Casualty and Life and Health and business for the six months ended June 30, 2023 and 2022:

	Jun 30, 2023			Jun 30, 2022
	Property and Casualty	Life and Health	Total	Property and Casualty	Life and Health	Total
Balance, Beginning of Year	$231.1	$404.5	$635.6	$268.7	$419.3	$688.0
Capitalizations	294.6	27.7	322.3	330.0	33.0	363.0
Amortization Expense	(295.7)	(9.7)	(305.4)	(343.8)	(14.7)	(358.5)
Experience Adjustment	—	(6.3)	(6.3)	—	(2.4)	(2.4)
Balance, End of Period	$230.0	$416.2	$646.2	$254.9	$435.2	$690.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Deferred Policy Acquisition Costs (Continued)

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

In the second quarter of 2023, the Company did not make any changes to future assumptions.

Note 9 - Investments
Fixed Maturities
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at June 30, 2023 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$627.8	$1.4	$(83.7)	$—	$545.5
States and Political Subdivisions	1,646.8	21.9	(207.3)	(0.4)	1,461.0
Foreign Governments	4.8	—	(0.8)	—	4.0
Corporate Securities:
Bonds and Notes	4,083.2	22.5	(465.6)	(6.7)	3,633.4
Redeemable Preferred Stocks	9.0	—	(1.1)	—	7.9
Collateralized Loan Obligations	1,032.7	0.4	(45.9)	—	987.2
Other Mortgage- and Asset-backed	357.4	0.2	(52.8)	—	304.8
Investments in Fixed Maturities	$7,761.7	$46.4	$(857.2)	$(7.1)	$6,943.8
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at December 31, 2022 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$612.5	$1.3	$(85.8)	$—	$528.0
States and Political Subdivisions	1,797.6	10.3	(238.3)	(0.7)	1,568.9
Foreign Governments	5.0	—	(0.9)	—	4.1
Corporate Securities:
Bonds and Notes	4,030.3	17.7	(499.7)	(8.9)	3,539.4
Redeemable Preferred Stocks	9.0	—	(1.0)	—	8.0
Collateralized Loan Obligations	1,014.7	—	(60.8)	—	953.9
Other Mortgage- and Asset-backed	342.7	0.1	(50.3)	—	292.5
Investments in Fixed Maturities	$7,811.8	$29.4	$(936.8)	$(9.6)	$6,894.8
Other Receivables included $12.5 million and $5.8 million of unsettled sales of Investments in Fixed Maturities at June 30, 2023 and December 31, 2022, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $2.7 million and $25.9 million at June 30, 2023 and December 31, 2022, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at June 30, 2023 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$196.0	$187.3
Due after One Year to Five Years	918.7	879.2
Due after Five Years to Ten Years	1,111.6	960.4
Due after Ten Years	3,664.7	3,217.4
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,870.7	1,699.5
Investments in Fixed Maturities	$7,761.7	$6,943.8
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2023 consisted of securities issued by the Government National Mortgage Association with a fair value of $248.1 million, securities issued by the Federal National Mortgage Association with a fair value of $94.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $65.4 million, and securities issued by other non-governmental issuers with a fair value of $1,291.9 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at June 30, 2023 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$127.6	$(5.0)	$365.3	$(78.7)	$492.9	$(83.7)
States and Political Subdivisions	235.1	(8.6)	843.1	(198.7)	1,078.2	(207.3)
Foreign Governments	0.9	—	2.2	(0.8)	3.1	(0.8)
Corporate Securities:
Bonds and Notes	1,163.4	(59.3)	2,045.4	(406.3)	3,208.8	(465.6)
Redeemable Preferred Stocks	—	—	7.6	(1.1)	7.6	(1.1)
Collateralized Loan Obligations	47.4	(0.6)	884.1	(45.3)	931.5	(45.9)
Other Mortgage- and Asset-backed	22.7	(0.3)	277.9	(52.5)	300.6	(52.8)
Total Fixed Maturities	$1,597.1	$(73.8)	$4,425.6	$(783.4)	$6,022.7	$(857.2)
Investment-grade fixed maturity investments comprised $827.1 million and below-investment-grade Fixed Maturity Investments comprised $30.1 million of the unrealized losses on investments in fixed maturities at June 30, 2023. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 9.5% of the amortized cost basis of the investment.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
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

Fixed Maturities - Expected Credit Losses

The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for six months ended June 30, 2023.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.7	$8.9	$9.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	0.7	0.7
Reduction Due to Sales	—	(1.9)	(1.9)
Net Decrease in Allowance on Securities for which Expected Credit Losses were Previously Recognized	—	(1.0)	(1.0)
Write-offs Charged Against Allowance	(0.3)	—	(0.3)
End of the Period	$0.4	$6.7	$7.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the six months ended June 30, 2022.

	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$7.5	$7.5
Additions for Securities for which No Previous Expected Credit Losses were Recognized	3.8	3.8
Net Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	5.8	5.8
Write-offs Charged Against Allowance	(3.5)	(3.5)
End of the Period	$13.6	$13.6
Equity Securities at Fair Value
Investments in Equity Securities at Fair Value were $247.0 million and $243.2 million at June 30, 2023 and December 31, 2022, respectively. Net unrealized gains arising during the six months ended June 30, 2023 and recognized in earnings, related to such investments still held as of June 30, 2023, were $9.8 million.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at June 30, 2023 or December 31, 2022. There were $31.3 million and $0.0 million in unsettled sales of Investments in Equity Securities at Fair Value at June 30, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss at June 30, 2023 is limited to the total carrying value of $225.1 million. In addition, the Company had outstanding commitments totaling approximately $90.5 million to fund Equity Method Limited Liability Investments at June 30, 2023. At June 30, 2023, 2.0% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 5.3% was reported with a one month lag and the remainder was reported with more than a one-month lag.

There were no unsettled purchases of Equity Method Limited Liability Investments at June 30, 2023 or December 31, 2022. There were $0.8 million and $35.2 million unsettled sales of Equity Method Limited Liability Investments at June 30, 2023 and December 31, 2022, respectively. Unsettled sales of Equity Method Limited Liability Investments are carried within Other Receivables on the Condensed Consolidated Balance Sheets.

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

The Company’s maximum exposure to loss at June 30, 2023 is limited to the total carrying value of $16.8 million. The Company had no outstanding commitments to fund Alternative Energy Partnership Investments as of June 30, 2023. Alternative Energy Partnership Investments are reported on a three-month lag.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at June 30, 2023 and December 31, 2022 were $281.6 million and $283.4 million, respectively.

Other Investments
The carrying values of the Company’s Other Investments at June 30, 2023 and December 31, 2022 were:

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Equity Securities at Modified Cost	$34.7	$38.4
Convertible Securities at Fair Value	46.2	43.3
Real Estate at Depreciated Cost	96.0	93.6
Mortgage Loans	92.6	91.1
Other	6.1	3.5
Total	$275.6	$269.9
The Company performs a qualitative impairment analysis of its Other Investments on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of Loss to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the six months ended June 30, 2023. The Company did not recognize any impairment on Equity Securities at Modified Cost for six months ended June 30, 2023 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $9.6 million of cumulative impairments on Equity Securities at Modified Cost held as of June 30, 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2023 and 2022 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Investment Income:
Interest on Fixed Income Securities	$173.3	$141.5	$87.1	$72.8
Dividends on Equity Securities Excluding Alternative Investments	2.2	3.2	1.2	1.7
Alternative Investments:
Equity Method Limited Liability Investments	3.9	28.6	2.8	15.3
Limited Liability Investments Included in Equity Securities	8.9	26.1	6.3	18.5
Total Alternative Investments	12.8	54.7	9.1	33.8
Short-term Investments	5.9	0.3	3.6	0.2
Loans to Policyholders	10.5	10.8	5.1	5.3
Real Estate	4.3	4.5	1.9	2.3
Company-Owned Life Insurance	16.2	18.1	7.4	9.8
Other	8.3	3.4	5.3	1.7
Total Investment Income	233.5	236.5	120.7	127.6
Investment Expenses:
Real Estate	4.3	3.5	2.2	1.0
Other Investment Expenses	21.1	14.5	12.2	8.1
Total Investment Expenses	25.4	18.0	14.4	9.1
Net Investment Income	$208.1	$218.5	$106.3	$118.5
Gross gains and losses on sales of investments in fixed maturities for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Fixed Maturities:
Gains on Sales	$1.5	$13.8	$0.4	$13.4
Losses on Sales	(9.3)	(3.6)	(6.0)	(2.8)
(Losses) Gains on Hedging Activity	(0.3)	0.3	(8.7)	0.3
Note 10 - Derivatives

The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates. From time to time, the Company uses derivative financial instruments to reduce fluctuations of earnings related to interest rate exposure.

The Company entered into derivative agreements with maturity dates throughout 2023. Derivative instruments are carried at fair value on the Condensed Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Condensed Consolidated Statements of Loss within Net Realized Investment Gains or Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets. As of June 30, 2023, no derivatives qualified for hedge accounting, therefore, amounts previously held in Accumulated Other Comprehensive Loss have been recognized through the Condensed Consolidated Statements of Loss.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Derivatives (Continued)

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

Ultra-Long Treasury Futures

During 2023, the Company entered into two transactions of exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly. The open treasury futures do not qualify for hedge accounting. The results are shown in the Primary Risks Managed by Derivatives section below.

Reverse Treasury Lock

During 2022, the Company entered into a Reverse Treasury Lock agreement to manage reinvestment risk on future purchases of fixed maturity securities. The Reverse Treasury Lock agreement did not qualify for hedge accounting and matured in the first quarter of 2023. The results are shown in the Primary Risks Managed by Derivatives section below.

Primary Risks Managed by Derivatives
The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and fair value of the Company’s derivatives:

		June 30, 2023			December 31, 2022
(Dollars in Millions)			Fair Value			Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Interest Swap Lock	Interest Rate Risk	$—	$—	$—	$5.0	$—	$0.4

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$201.5	$3.2	$—	$—	$—	$—
Reverse Treasury Lock	Interest Rate Risk	$—	$—	$—	$100.0	$1.7	$—

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Fair Value Measurements (Continued)
The valuation of assets and liabilities measured at fair value in Company’s Condensed Consolidated Balance Sheets at June 30, 2023 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$120.0	$425.5	$—	$—	$545.5
States and Political Subdivisions	—	1,461.0	—	—	1,461.0
Foreign Governments	—	4.0	—	—	4.0
Corporate Securities:
Bonds and Notes	—	3,446.0	187.4	—	3,633.4
Redeemable Preferred Stock	—	1.2	6.7	—	7.9
Collateralized Loan Obligations	—	987.2	—	—	987.2
Other Mortgage and Asset-backed	—	299.6	5.2	—	304.8
Total Investments in Fixed Maturities	120.0	6,624.5	199.3	—	6,943.8
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	30.0	—	—	30.0
Other Industries	—	9.5	1.8	—	11.3
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	0.4	—	0.4	—	0.8
Other Equity Interests:
Exchange Traded Funds	7.3	—	—	—	7.3
Limited Liability Companies and Limited Partnerships	—	—	—	197.0	197.0
Total Investments in Equity Securities at Fair Value	8.3	39.5	2.2	197.0	247.0
Other Investments:
Convertible Securities at Fair Value	—	46.2	—	—	46.2
Other Assets:
Derivative Instrument Not Designated as Hedges	—	3.2	—	—	3.2
Total Assets	$128.3	$6,713.4	$201.5	$197.0	$7,240.2
At June 30, 2023, the Company had unfunded commitments to invest an additional $110.7 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Fair Value Measurements (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2022 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$103.6	$424.4	$—	$—	$528.0
States and Political Subdivisions	—	1,568.9	—	—	1,568.9
Foreign Governments	—	4.1	—	—	4.1
Corporate Securities:
Bonds and Notes	—	3,323.4	216.0	—	3,539.4
Redeemable Preferred Stocks	—	1.2	6.8	—	8.0
Collateralized Loan Obligations	—	953.9	—	—	953.9
Other Mortgage and Asset-backed	—	287.4	5.1	—	292.5
Total Investments in Fixed Maturities	103.6	6,563.3	227.9	—	6,894.8
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	29.0	—	—	29.0
Other Industries	—	9.2	1.6	—	10.8
Common Stocks:
Finance, Insurance and Real Estate	0.9	—	—	—	0.9
Other Industries	0.3	0.4	0.5	—	1.2
Other Equity Interests:
Exchange Traded Funds	12.2	—	—	—	12.2
Limited Liability Companies and Limited Partnerships	—	—	—	189.1	189.1
Total Investments in Equity Securities at Fair Value	13.4	38.6	2.1	189.1	243.2
Other Investments:
Convertible Securities at Fair Value	—	43.3	—	—	43.3
Other Assets:
Derivative Instruments Not Designated as Hedges	—	1.7	—	—	1.7
Total Assets	$117.0	$6,646.9	$230.0	$189.1	$7,183.0
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Designated as Fair Value Hedges	$—	$(0.4)	$—	$—	$(0.4)
Total Liabilities	$—	$(0.4)	$—	$—	$(0.4)

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at June 30, 2023.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$57.4	4.2%	-	14.3%	10.0%
Non-investment-grade:
Senior Debt	Market Yield	47.8	6.3	-	39.9	15.3
Junior Debt	Market Yield	33.2	6.3	-	22.5	19.4
Other	Various	60.9
Total Level 3 Fixed Maturity Investments		$199.3
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2022.

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2023 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$216.0	$6.8	$5.1	$2.1	$230.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of Loss	0.5	—	—	(1.4)	(0.9)
Included in Other Comprehensive Income	2.4	(0.1)	0.1	—	2.4
Purchases	37.9	—	—	1.1	39.0
Settlements	—	—	—	—	—
Sales	(69.3)	—	—	—	(69.3)
Transfers into Level 3	—	—	—	0.4	0.4
Transfers out of Level 3	(0.1)	—	—	—	(0.1)
Balance at End of Period	$187.4	$6.7	$5.2	$2.2	$201.5
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2023 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$196.1	$6.8	$5.3	$2.0	$210.2
Total Gains (Losses):
Included in Condensed Consolidated Statements of Loss	0.1	—	—	(0.9)	(0.8)
Included in Other Comprehensive Loss	0.9	(0.1)	(0.1)	—	0.7
Purchases	18.5	—	—	1.1	19.6
Settlements	—	—	—	—	—
Sales	(28.1)	—	—	—	(28.1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(0.1)	—	—	—	(0.1)
Balance at End of Period	$187.4	$6.7	$5.2	$2.2	$201.5
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

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$236.8	$6.1	$7.0	$1.5	$251.4
Total (Losses) Gains:
Included in Condensed Consolidated Statements of Loss	(5.9)	—	—	—	(5.9)
Included in Other Comprehensive Loss	(9.4)	(1.2)	(1.4)	0.2	(11.8)
Purchases	21.6	2.0	—	—	23.6
Settlements	—	—	—	—	—
Sales	(65.6)	—	—	—	(65.6)
Transfers into Level 3	5.3	—	—	—	5.3
Transfers out of Level 3	(5.7)	—	—	—	(5.7)
Balance at End of Period	$177.1	$6.9	$5.6	$1.7	$191.3
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2022 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$205.6	$5.6	$6.2	$1.5	$218.9
Total (Losses) Gains:
Included in Condensed Consolidated Statements of Loss	(0.2)	—	—	—	(0.2)
Included in Other Comprehensive Loss	(7.7)	(0.7)	(0.6)	0.2	(8.8)
Purchases	7.9	2.0	—	—	9.9
Settlements	—	—	—	—	—
Sales	(22.8)	—	—	—	(22.8)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(5.7)	—	—	—	(5.7)
Balance at End of Period	$177.1	$6.9	$5.6	$1.7	$191.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$125.6	$47.0	$114.3	$51.6
Senior Debt	21.8	41.1	21.6	42.0
Distressed Debt	8.1	—	9.4	—
Secondary Transactions	8.5	1.7	9.3	1.7
Hedge Fund	0.1	—	0.5	—
Leveraged Buyout	9.7	0.7	8.9	0.6
Growth Equity	1.2	—	1.2	—
Real Estate	41.5	—	43.3	—
Other	8.6	—	8.5	—
Total Equity Method Limited Liability Investments	225.1	90.5	217.0	95.9

Alternative Energy Partnership Investments	16.8	—	16.3	—

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	115.8	66.2	106.0	56.0
Senior Debt	22.4	13.4	21.9	6.0
Distressed Debt	12.5	13.3	12.5	13.0
Secondary Transactions	2.8	3.1	3.5	4.2
Hedge Funds	14.9	—	18.1	—
Leveraged Buyout	22.5	7.8	21.6	9.0
Growth Equity	6.0	6.7	5.4	7.9
Real Estate	0.1	0.2	—	—
Other	—	—	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	197.0	110.7	189.1	96.3

Reported as Equity Securities at Modified Cost:
Other	6.0	—	8.3	—
Total Reported as Equity Securities at Modified Cost	6.0	—	8.3	—
Total Investments in Limited Liability Companies and Limited Partnerships	$444.9	$201.2	$430.7	$192.2
At June 30, 2023, the Company had unfunded commitments to invest an additional $201.2 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests and Equity Method Limited Liability Investments if funded.

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
The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	June 30, 2023		December 31, 2022
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$281.6	$281.6	$283.4	$283.4
Short-term Investments	406.3	406.3	278.4	278.4
Mortgage Loans	92.6	92.6	91.1	91.1
Company-Owned Life Insurance	500.5	500.5	586.5	586.5
Equity Securities at Modified Cost	34.7	34.7	38.4	38.4
Financial Liabilities:
Long-term Debt	$1,388.1	$1,183.5	$1,386.9	$1,195.1
Policyholder Obligations	601.0	601.0	601.0	601.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Fair Value Measurements (Continued)
Loans to policyholders are carried at unpaid principal balance which approximates fair value and are categorized as Level 3 within the fair value hierarchy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short-term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The cash surrender value of Company-Owned Life Insurance approximates fair value and is considered to be a Level 2 investment. The fair value of Long-term Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the Federal Home Loan Bank (“FHLB”) of Chicago, and the inputs used in the valuation are considered Level 2 measurements.
Note 12 - Variable Interest Entities
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
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Condensed Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax Benefit on the Condensed Consolidated Statements of Loss.
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the six and three months ended June 30, 2023 and 2022.

	Six Months Ended		Three Months Ended
(Dollars in millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Fundings	$—	$—	$—	$—
Cash Distribution from Investment	1.0	0.9	0.5	0.5
Income (Loss) on Investments in Alternative Energy Partnership	1.5	(21.6)	0.8	(4.9)
Income Tax (Recaptures) Credits Recognized	(0.1)	3.9	—	—
Tax (Expense) Benefit Recognized from Alternative Energy Partnership	(0.3)	4.2	(0.1)	1.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Variable Interest Entities (Continued)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of June 30, 2023 and December 31, 2022.

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Cash	$2.9	$3.0
Equipment, Net of Depreciation	257.8	261.7
Other Assets	6.3	5.1
Total Unconsolidated Assets	267.0	269.7
Maximum Loss Exposure	16.8	16.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $16.8 million and $16.3 million, which is the carrying value of the investment at June 30, 2023 and December 31, 2022, respectively.
Note 13 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the six months ended June 30, 2023 and 2022.

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2023	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	(514.9)
Other Comprehensive Income (Loss) Before Reclassifications	75.4	1.4	—	—	(46.7)	30.1
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(1.8), $0.4, $0.3, $0.0, $0.0 and $(1.1)	6.4	(1.5)	(0.8)	(0.1)	—	4.0
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(20.4), $(0.4), $0.0, $0.0, $12.5, and $(8.3)	81.8	(0.1)	(0.8)	(0.1)	(46.7)	34.1
Balance as of June 30, 2023	$(637.6)	$(2.3)	$(38.0)	$2.7	$194.4	$(480.8)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	(Loss) Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2022	$505.8	$(3.7)	$(52.1)	$(1.9)	$(849.7)	$(401.6)
Other Comprehensive (Loss) Income Before Reclassifications	(972.0)	(0.4)	—	4.7	861.1	(106.6)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit of $0.2, $0.0, $0.0, $0.0, $0.0 and $0.2	(1.1)	—	(0.1)	—	—	(1.2)
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $258.6, $0.1, $0.0, $(1.2), $(228.9), and $28.6	(973.1)	(0.4)	(0.1)	4.7	861.1	(107.8)
Balance as of June 30, 2022	$(467.3)	$(4.1)	$(52.2)	$2.8	$11.4	$(509.4)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (Continued)
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the three months ended June 30, 2023 and 2022.

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of March 31, 2023	$(572.0)	$(2.2)	$(37.6)	$2.7	$154.4	$(454.7)
Other Comprehensive (Loss) Income Before Reclassifications	(72.1)	—	—	—	40.0	(32.1)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(1.8), $0.0, $0.4, $(0.1), $0.0 and $(1.5)	6.5	(0.1)	(0.4)	—	—	6.0
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $19.4, $0.0, $0.0, $0.0, $(10.6), and $8.8	(65.6)	(0.1)	(0.4)	—	40.0	(26.1)
Balance as of June 30, 2023	$(637.6)	$(2.3)	$(38.0)	$2.7	$194.4	$(480.8)

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of March 31, 2022	$(3.5)	$(9.5)	$(52.1)	$2.8	$(405.5)	$(467.8)
Other Comprehensive (Loss) Income Before Reclassifications	(456.9)	5.4	—	—	416.9	(34.6)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit of $1.7, $0.0,$0.0, $0.0, $0.0, and $1.7	(6.9)	—	(0.1)	—	—	(7.0)
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $123.4, $(1.5), $0.0, $0.0 $(110.8) and $11.1	(463.8)	5.4	(0.1)	—	416.9	(41.6)
Balance as of June 30, 2022	$(467.3)	$(4.1)	$(52.2)	$2.8	$11.4	$(509.4)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Loss as follows:

Components of AOCI	Consolidated Statements of Loss Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Investment (Losses) Gains and Impairment Gains (Losses)
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
(Loss) Gain on Cash Flow Hedges	Interest and Other Expenses
Change in Discount Rate on Future Life Policyholder Benefits	Not Applicable

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of June 30, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the six and three months ended June 30, 2023 and 2022, Kemper did not repurchase any shares of its common stock.
Employee Stock Purchase Plan
During the six months ended June 30, 2023 and 2022, the Company issued 44,000 and 48,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $43.28 and $44.15 per share. Compensation costs charged against income were $0.3 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
During the three months ended June 30, 2023 and 2022, the Company issued 26,000 and 26,000 shares under the ESPP at a discounted price of $41.02 and $40.72 per share, respectively. Compensation costs charged against income were $0.2 million for the three months ended June 30, 2023 and 2022, respectively.
Note 15 - Pension Benefits and Postretirement Benefits Other Than Pensions
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
The components of Pension Expense for the Pension Plan for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Interest Cost on Projected Benefit Obligation	$6.9	$4.3	$3.5	$2.1
Expected Return on Plan Assets	(6.5)	(3.7)	(3.2)	(1.8)
Amortization of Prior Service Cost	0.3	0.3	0.1	0.1
Amortization of Net Actuarial Loss	—	0.9	—	0.5
Total Pension Expense	$0.7	$1.8	$0.4	$0.9
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Pension Benefits and Postretirement Benefits Other Than Pensions (Continued)
The components of OPEB Benefit for the OPEB Plans for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Service Cost	$0.1	$0.1	$0.1	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.2	0.1	0.1	0.1
Amortization of Prior Service Credit	(0.7)	(0.7)	(0.4)	(0.4)
Amortization of Net Gain	(0.9)	(0.8)	(0.5)	(0.4)
Total OPEB Benefit	$(1.3)	$(1.3)	$(0.7)	$(0.7)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Loss.
Note 16 - Policyholder Obligations
Policyholder Obligations at June 30, 2023 and December 31, 2022 were as follows:

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
FHLB Funding Agreements	$601.0	$601.0
Universal Life-type Policyholder Account Balances	99.2	100.3
Total	$700.2	$701.3
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the six months ended June 30, 2023, United Insurance received advances of $114.2 million from the FHLB of Chicago and made repayments of $114.2 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at June 30, 2023 and December 31, 2022 is presented below.

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Liability under Funding Agreements	$601.0	$601.0
Fair Value of Collateral Pledged	756.5	744.6
FHLB of Chicago Common Stock Owned at Cost	17.5	17.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16 - Policyholder Obligations (Continued)
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of June 30, 2023 and 2022. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $302.8 million and $311.4 million as of June 30, 2023 and December 31, 2022, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts were $98.0 million and $100.0 million as of June 30, 2023 and December 31, 2022, respectively.
Note 17 - Debt
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
Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of June 30, 2023 was $460.0 million. There were no outstanding borrowings under the credit agreement at either June 30, 2023 or December 31, 2022.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption.
Total amortized cost of Long-term Debt outstanding at June 30, 2023 and December 31, 2022 was:

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Senior Notes:
4.350% Senior Notes due February 15, 2025	$449.5	$449.3
2.400% Senior Notes due September 30, 2030	396.8	396.6
3.800% Senior Notes due February 23, 2032	395.7	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	146.1	145.5
Total Long-term Debt Outstanding	$1,388.1	$1,386.9
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
Note 17 - Debt (Continued)
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
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income (Loss). Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.3 million for the six months ended June 30, 2023. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended June 30, 2024 as interest expense on the debt is recognized.
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

Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023 and ceased to exist as an insurance company. As a requirement of membership in the FHLBs, United Insurance, Trinity, and AAC maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at June 30, 2023 or December 31, 2022. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 16, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.

Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $28.1 million and $14.0 million for the six and three months ended June 30, 2023, respectively. Interest paid, including facility fees, was $27.3 million and $2.5 million for the six and three months ended June 30, 2023, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $26.7 million and $14.0 million for the six and three months ended June 30, 2022, respectively. Interest paid, including facility fees, was $24.4 million and $2.4 million for the six and three months ended June 30, 2022, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 18 - Leases
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Operating Lease Right-of-Use Assets	$37.5	$45.1
Operating Lease Liabilities	61.8	72.6
Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statements of Loss. Additional information regarding the Company’s lease cost is presented below.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Lease Cost:
Operating Lease Cost	$7.9	$11.4	$3.8	$5.8
Variable Lease Cost	2.2	0.1	2.1	—
Short-Term Lease Cost[1]	0.8	2.2	0.8	1.0
Total Lease Expense	$10.9	$13.7	$6.7	$6.8
Less: Sub-Lease Income	—	0.1	—	—
Total Lease Cost	$10.9	$13.6	$6.7	$6.8
1 Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022
Operating Cash Flows from Operating Lease (Fixed Payments)	$13.4	$12.7
Operating Cash Flows from Operating Lease (Liability Reduction)	12.2	11.3
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	2.4	6.6
As of June 30, 2023, the Company does not have any finance leases.
Significant judgments and assumptions for determining lease asset and liability at June 30, 2023 and 2022 are presented below.

	Six Months Ended
	Jun 30, 2023	Jun 30, 2022
Weighted-average Remaining Lease Term - Finance Leases	N/A	0.6 years
Weighted-average Remaining Lease Term - Operating Leases	5.6 years	5.7 years
Weighted-average Discount Rate - Finance Leases	N/A	0.6%
Weighted-average Discount Rate - Operating Leases	3.7%	3.4%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 18 - Leases (Continued)
Future minimum lease payments under operating leases at June 30, 2023 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)	Jun 30, 2023
Remainder of 2023	$12.1
2024	18.5
2025	13.3
2026	6.7
2027	4.6
2028 and Thereafter	18.4
Total Future Payments	$73.6
Less Imputed Interest	11.8
Present Value of Minimum Lease Payments	$61.8
Note 19 - Income Taxes
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

There were no Unrecognized Tax Benefits at June 30, 2023 or December 31, 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Benefit.

For the six months ended June 30, 2023 and 2022, federal income tax refunds received, net of income taxes paid, were $114.6 million and $0.3 million, respectively.

For the six months ended June 30, 2023, state income taxes paid, net of refunds received, were $0.1 million. For the six months ended June 30, 2022, state income taxes paid, net of refunds received, were negligible. There were no foreign income taxes paid or refunds received for the six months ended June 30, 2023 and June 30, 2022, respectively.

Note 20 - Commitments and Contingencies
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
Note 21 - Subsequent Events
The Company is in the process of terminating its defined benefit pension plan, which is expected to be completed during the third quarter of 2023. The termination will fully relieve the Company of all obligations related to the defined benefit pension plan. Accordingly, the Company estimates that net income for the third quarter of 2023 will include an after-tax settlement charge to net income (loss) ranging from $50 million to $70 million to primarily recognize the remaining unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to AOCI.

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

Net Loss was $177.2 million ($(2.77) per unrestricted common share) for the six months ended June 30, 2023, compared to Net Loss of $158.5 million ($(2.49) per unrestricted common share) for the same period in 2022.

Net Loss was $97.1 million ($(1.52) per unrestricted common share) for the three months ended June 30, 2023, compared to Net Loss of $72.2 million ($(1.13) per unrestricted common share) for the same period in 2022.

A reconciliation of Net Loss to Adjusted Consolidated Net Operating Loss (a non-GAAP financial measure) for the six and three months ended June 30, 2023 and 2022 is presented below.

	Six Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Jun 30, 2023	Jun 30, 2022	Change	Jun 30, 2023	Jun 30, 2022	Change
Net Loss	$(177.2)	$(158.5)	$(18.7)	$(97.1)	$(72.2)	$(24.9)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	3.2	(54.3)	57.5	1.9	(32.0)	33.9
Net Realized Investment (Losses) Gains	(7.4)	9.9	(17.3)	(12.5)	8.7	(21.2)
Impairment Gains (Losses)	0.9	(10.9)	11.8	(0.8)	(3.9)	3.1
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(46.3)	(11.5)	(34.8)	(23.3)	(7.8)	(15.5)
Debt Extinguishment, Pension, and Other Charges	—	(2.9)	2.9	—	—	—
Goodwill Impairment Charge	(45.5)	—	(45.5)	(45.5)	—	(45.5)
Adjusted Consolidated Net Operating Loss	$(82.1)	$(88.8)	$6.7	$(16.9)	$(37.2)	$20.3

Components of Adjusted Consolidated Net Operating Loss:
Segment Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(69.2)	$(83.6)	$14.4	$(10.8)	$(38.9)	$28.1
Preferred Property & Casualty Insurance	(12.2)	(22.9)	10.7	(2.7)	(16.8)	14.1
Life & Health Insurance	22.1	31.8	(9.7)	8.9	20.2	(11.3)
Segment Net Operating Loss	(59.3)	(74.7)	15.4	(4.6)	(35.5)	30.9
Corporate and Other Net Operating Loss From:
Other	(22.8)	(14.1)	(8.7)	(12.3)	(1.7)	(10.6)
Corporate and Other Net Operating Loss	(22.8)	(14.1)	(8.7)	(12.3)	(1.7)	(10.6)
Adjusted Consolidated Net Operating Loss	$(82.1)	$(88.8)	$6.7	$(16.9)	$(37.2)	$20.3
Net Loss
Net Loss increased by $18.7 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to the $45.5 million after-tax charge from the impairment of the goodwill asset related to the Preferred Property & Casualty Insurance segment, increased Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, partially offset by favorable changes in the Change in Fair Value of Equity and Convertible Securities from six months ended June 30, 2022. Adjusted Consolidated Net Operating Loss decreased by $6.7 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to a reduction in Segment Insurance Net Operating Losses in the Specialty and Preferred Property & Casualty Segments, partially offset by lower net income in the Life and Health Insurance Segment and higher net losses from Corporate and Other.

Summary of Results (Continued)

Net Loss increased by $24.9 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to the Goodwill Impairment Charge, as described above, Net Realized Losses on Investments, increased Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, partially offset by favorable changes in the Change in Fair Value of Equity and Convertible Securities and a reduction in Adjusted Consolidated Net Operating Loss. Adjusted Consolidated Net Operating Loss decreased by $20.3 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to a reduction in Segment Insurance Net Operating Losses in the Specialty and Preferred Property & Casualty Segments, partially offset by lower net income in the Life and Health Insurance Segment and higher net losses from Corporate and Other.

See “Specialty Property & Casualty Insurance,” “Preferred Property & Casualty Insurance” and “Life & Health Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Loss increased for the six and three months ended June 30, 2023 compared to the same periods in 2022, due primarily to a decrease in Net Investment Income.

Revenues
Earned Premiums were $2,347.8 million for the six months ended June 30, 2023, compared to $2,657.6 million for the same period in 2022, a decrease of $309.8 million. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $188.8 million for the six months ended June 30, 2023, compared to the same period in 2022. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $35.7 million for the six months ended June 30, 2023, compared to the same period in 2022. Earned premiums in the Life & Health Insurance segments decreased by $85.3 million for the six months ended June 30, 2023, compared to the same period in 2022. See “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance,” and “ Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,166.9 million for the three months ended June 30, 2023, compared to $1,337.6 million for the same period in 2022, a decrease of $170.7 million. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $111.4 million for the three months ended June 30, 2023, compared to the same period in 2022. Earned Premiums in the Preferred Property & Casualty Insurance segments decreased by $17.5 million for the three months ended June 30, 2023, compared to the same period in 2022. Earned premiums in the Life & Health Insurance segments decreased by $41.8 million for the three months ended June 30, 2023, compared to the same period in 2022. See “Specialty Property & Casualty Insurance”, “Preferred Property & Casualty Insurance,” and “ Life & Health Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $10.4 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to lower returns on Equity Method Limited Liability Investments and Equity Securities offset by higher rate earned on Fixed Income Securities.
Net Investment Income decreased by $12.2 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to lower returns on Equity Securities and Equity Method Limited Liability Investments offset by higher rate earned on Fixed Income Securities.
Gain from the Change in Value of Alternative Energy Partnership Investments was $1.5 million for the six months ended June 30, 2023, compared to loss of $21.6 million for the same period 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.4 million compared to tax benefit of $8.1 million for the six months ended June 30, 2023 and 2022, respectively. This resulted in net income of $1.1 million and net loss of $13.5 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2023 and 2022, respectively.
Gain from the Change in Value of Alternative Energy Partnership Investments was $0.8 million for the three months ended June 30, 2023, compared to loss of $4.9 million for the same period 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.1 million, compared to tax benefit of $1.1 million for the three months ended June 30, 2023 and 2022, respectively. This resulted in net income of $0.7 million and a net loss of $3.8 million attributable to Alternative Energy Partnership Investments for the three months ended June 30, 2023 and 2022, respectively.
Other Income was $2.9 million for the six months ended June 30, 2023, compared to Other Income of $3.3 million for the same period in 2022.
Other Income was $1.7 million for the three months ended June 30, 2023, compared to Other Income of $0.9 million for the same period in 2022.

Summary of Results (Continued)
Net Realized Investment Losses were $8.0 million for the six months ended June 30, 2023, compared to Net Realized Investment Gains of $12.5 million for the same period in 2022.
Net Realized Investment Losses were $14.4 million for the three months ended June 30, 2023, compared to Net Realized Investment Gains of $11.0 million for the same period in 2022.
Impairment Gains were $1.2 million for the six months ended June 30, 2023, compared to Impairment Losses of $13.8 million for the same period in 2022.
Impairment Losses were $0.9 million for the three months ended June 30, 2023, compared to Impairment Losses of $4.9 million for the same period in 2022.
See “Investment Results,” under the sub-captions “Net Realized (Losses) Gains on Sales of Investment” and “Impairment Gains (Losses)” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
The Company is in the process of terminating its defined benefit pension plan which is expected to be completed during the third quarter of 2023. The termination will fully relieve the Company of all obligations related to the defined benefit pension plan. Accordingly, the Company estimates that net income for the third quarter of 2023 will include an after-tax settlement charge to net income (loss) that will be excluded from adjusted consolidated net operating income (loss) ranging from $50 million to $70 million to primarily recognize the remaining unamortized net unrecognized postretirement benefit costs related to the settled obligations, with a corresponding offset to AOCI.

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
Adjusted Consolidated Net Operating Loss
Adjusted Consolidated Net Operating Loss is an after-tax, non-GAAP financial measure and is computed by excluding from Net Loss the after-tax impact of
(i) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment (Losses) Gains;
(iii) Impairment Gains (Losses);
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension and Other Charges;

Non-GAAP Financial Measures (Continued)
(vi) Goodwill Impairment Charges; and
(vii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Loss. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Loss for the six and three months ended June 30, 2023 or 2022.
The Company believes that Adjusted Consolidated Net Operating Loss provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Investment (Losses) Gains and Impairment Gains (Losses) related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction Costs, Integration Costs, and Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Goodwill impairment charges are excluded because they are infrequent and non-recurring charges. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.

The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Premiums Written	$1,852.7	$2,043.6	$830.6	$1,019.9
Earned Premiums	$1,876.5	$2,065.3	$932.3	$1,043.7
Net Investment Income	83.0	68.9	44.5	34.0
Change in Value of Alternative Energy Partnership Investments	0.8	(10.9)	0.4	(2.5)
Other Income	1.6	2.7	0.7	1.0
Total Revenues	1,961.9	2,126.0	977.9	1,076.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	1,589.3	1,841.9	763.9	930.2
Catastrophe Losses and LAE	25.8	8.3	17.4	6.2
Prior Years:
Non-catastrophe Losses and LAE	56.6	(18.2)	25.0	(14.4)
Catastrophe Losses and LAE	(1.4)	0.5	(0.9)	(0.2)
Total Incurred Losses and LAE	1,670.3	1,832.5	805.4	921.8
Insurance Expenses	381.3	404.7	187.5	205.4
Operating Loss	(89.7)	(111.2)	(15.0)	(51.0)
Income Tax Benefit	20.5	27.6	4.2	12.1
Segment Net Operating Loss	$(69.2)	$(83.6)	$(10.8)	$(38.9)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.7%	89.2%	81.9%	89.1%
Current Year Catastrophe Losses and LAE Ratio	1.4	0.4	1.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	(0.9)	2.7	(1.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	—
Total Incurred Loss and LAE Ratio	89.0	88.7	86.4	88.3
Insurance Expense Ratio	20.3	19.6	20.1	19.7
Combined Ratio	109.3%	108.3%	106.5%	108.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	84.7%	89.2%	81.9%	89.1%
Insurance Expense Ratio	20.3	19.6	20.1	19.7
Underlying Combined Ratio	105.0%	108.8%	102.0%	108.8%
Non-GAAP Measure Reconciliation
Combined Ratio	109.3%	108.3%	106.5%	108.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	1.4	0.4	1.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	3.0	(0.9)	2.7	(1.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	—
Underlying Combined Ratio	105.0%	108.8%	102.0%	108.8%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Insurance Reserves:
Personal Automobile	$1,741.4	$1,875.8
Commercial Automobile	530.8	445.3
Insurance Reserves	$2,272.2	$2,321.1

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,061.7	$1,099.9
Incurred But Not Reported	1,036.7	1,041.2
Total Loss and LAE Reserves	2,098.4	2,141.1
Unallocated LAE Reserves	173.8	180.0
Insurance Reserves	$2,272.2	$2,321.1
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
Overall
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $69.2 million for the six months ended June 30, 2023, compared to Segment Net Operating Loss of $83.6 million for the same period in 2022. Segment Net Operating Loss improved by $14.4 million mostly driven by a $31.4 million improvement from personal automobile insurance due primarily to higher average earned premiums per exposure resulting from rate increases and lower underlying claim frequency that were partially offset by unfavorable prior year loss and LAE development. The improvement in segment net operating loss was offset by a $17.0 million decrease in net income from our commercial automobile insurance business due primarily to an increase in the underlying loss ratio from higher claim frequency partially offset by higher average earned premium per exposure.

Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $188.8 million for the six months ended June 30, 2023, compared to the same period in 2022, due to a decrease in new business resulting from targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure from rate increases.

Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $14.1 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to higher rates on Fixed Income Securities offset by lower returns on Equity Method Limited Liability Investments and Equity Securities.

Income related to Changes in Value of Alternative Energy Partnership Investments was $0.8 million for the six months ended June 30, 2023, compared to loss of $10.9 million for the same period in 2022. Tax expenses related to the Alternative Energy Partnership Investments were $0.2 million for the six months ended June 30, 2023, compared to benefits of $4.1 million for the six months ended June 30, 2022. This resulted in net income of $0.6 million and net loss of $6.8 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2023 and 2022, respectively.

Underlying losses and LAE as a percentage of earned premiums were 84.7% for the six months ended June 30, 2023, an improvement of 4.5 percentage points, compared to the same period in 2022, driven by higher average earned premium per exposure resulting from rate increases offset mostly by higher claims frequency from commercial automobile insurance. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE

Specialty Property & Casualty Insurance (Continued)
reserve development (including catastrophe reserve development) was $55.2 million for the six months ended June 30, 2023, compared to favorable development of $17.7 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $25.8 million for the six months ended June 30, 2023 compared to $8.3 million for the same period in 2022, a deterioration of $17.5 million.
Insurance Expenses were $381.3 million, or 20.3% of earned premiums, for the six months ended June 30, 2023, an increase of 0.7 percent compared to the same period in 2022.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2023 Compared to the Same Period in 2022
The Specialty Property & Casualty Insurance segment reported a Segment Net Operating Loss of $10.8 million for the three months ended June 30, 2023, compared to a Segment Net Operating Loss of $38.9 million for the same period in 2022. Segment Net Operating Loss improved by $28.1 million mostly driven by a $30.7 million improvement from personal automobile insurance due primarily to higher average earned premiums per exposure resulting from rate increases and lower underlying claim frequency that were partially offset by unfavorable prior year loss and LAE development and elevated catastrophe losses and LAE.

Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $111.4 million for the three months ended June 30, 2023, compared to the same period in 2022, due to a decrease in new business resulting from targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure from rate increases.

Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $10.5 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to higher rates on Fixed Income Securities offset by lower returns on Equity Securities.
Underlying losses and LAE as a percentage of earned premiums were 81.9% for the three months ended June 30, 2023, an improvement of 7.2 percentage points, compared to the same period in 2022, driven by personal automobile insurance due primarily to higher average earned premiums per exposure resulting from rate increases that were offset by unfavorable prior year loss and LAE development. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $24.1 million for the three months ended June 30, 2023, compared to favorable development of $14.6 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $17.4 million for the three months ended June 30, 2023, compared to $6.2 million for the same period in 2022, an increase of $11.2 million.
Insurance Expenses were $187.5 million, or 20.1% of earned premiums, for the three months ended June 30, 2023, an increase of 0.4 percentage points compared to the same period in 2022.

The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Premiums Written	$1,529.8	$1,737.1	$687.4	$852.3
Earned Premiums	$1,554.5	$1,807.5	$766.6	$905.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,336.3	$1,656.3	$638.7	$828.6
Catastrophe Losses and LAE	22.7	7.8	15.0	5.8
Prior Years:
Non-catastrophe Losses and LAE	41.4	(25.5)	18.0	(16.5)
Catastrophe Losses and LAE	(1.4)	0.5	(0.9)	(0.2)
Total Incurred Losses and LAE	$1,399.0	$1,639.1	$670.8	$817.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	85.9%	91.7%	83.3%	91.5%
Current Year Catastrophe Losses and LAE Ratio	1.5	0.4	2.0	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	2.7	(1.4)	2.3	(1.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	—
Total Incurred Loss and LAE Ratio	90.0%	90.7%	87.5%	90.3%
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from personal automobile insurance decreased by $253.0 million for the six months ended June 30, 2023, compared to the same period in 2022, due to a decrease in new business driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $1,399.0 million, or 90.0% of earned premiums for the six months ended June 30, 2023, compared to $1,639.1 million, or 90.7% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums decreased due to improvement in underlying losses and LAE as a percentage of earned premium driven by higher average earned premiums per exposure and underwriting actions that drove a lower frequency of claims, partially offset by adverse loss and LAE development. Underlying losses and LAE as a percentage of related earned premiums were 85.9% for the six months ended June 30, 2023, compared to 91.7% for the same period in 2022, an improvement of 5.8 points. Adverse loss and LAE reserve development was $40.0 million for the six months ended June 30, 2023, compared to favorable development of $25.0 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $22.7 million for the six months ended June 30, 2023, primarily driven by multiple California weather events in the first quarter of 2023 and numerous rain and hail events in the second quarter of 2023, compared to $7.8 million for the same period in 2022.

Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from personal automobile insurance decreased by $139.2 million for the three months ended June 30, 2023, compared to the same period in 2022, due to a decrease in new business driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $670.8 million, or 87.5% of earned premiums for the three months ended June 30, 2023, compared to $817.7 million, or 90.3% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to improvement in underlying losses and LAE as a percentage of earned premium, partially offset by increases in catastrophe losses and LAE and prior year reserve development. Underlying losses and LAE as a percentage of related earned premiums were 83.3% for the three months ended June 30, 2023, compared to 91.5% for the same period in 2022, an improvement of 8.2 points driven by higher average earned premiums per exposure and underwriting actions drove a lower frequency of claims. Adverse loss and LAE reserve development was $17.1 million for the three months ended June 30, 2023, compared to favorable development of $16.7 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $15.0 million for the three months ended June 30, 2023, driven by multiple rain and hail events, compared to $5.8 million for the same period in 2022.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Premiums Written	$322.9	$306.5	$143.2	$167.6
Earned Premiums	$322.0	$257.8	$165.7	$137.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$253.0	$185.6	$125.2	$101.6
Catastrophe Losses and LAE	3.1	0.5	2.4	0.4
Prior Years:
Non-catastrophe Losses and LAE	15.2	7.3	7.0	2.1
Catastrophe Losses and LAE	—	—	—	—
Total Incurred Losses and LAE	$271.3	$193.4	$134.6	$104.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	78.6%	72.0%	75.6%	73.7%
Current Year Catastrophe Losses and LAE Ratio	1.0	0.2	1.4	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	4.7	2.8	4.2	1.5
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	84.3%	75.0%	81.2%	75.5%
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from commercial automobile insurance increased by $64.2 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $271.3 million, or 84.3% of earned premiums in 2023, compared to $193.4 million, or 75.0% of earned premiums in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums, as well as higher levels of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 78.6% for the six months ended June 30, 2023, compared to 72.0% during the same time period in 2022, a deterioration of 6.6 percentage points due primarily to a higher frequency of bodily injury claims and higher severity trends from rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $15.2 million for the six months ended June 30, 2023, compared to adverse development of $7.3 million for the same period in 2022.
Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from commercial automobile insurance increased by $27.8 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $134.6 million, or 81.2% of earned premiums in 2023, compared to $104.1 million, or 75.5% of earned premiums in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher underlying losses and LAE as a percentage of earned premiums, as well as higher levels of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 75.6% in the three months ended June 30, 2023, compared to 73.7% during the same time period in 2022, a deterioration of 1.9 percentage points due primarily to a higher frequency of bodily injury claims and higher severity trends from rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $7.0 million for the three months ended June 30, 2023, compared to adverse development of $2.1 million for the same period in 2022.

Preferred Property & Casualty Insurance
Selected financial information for the Preferred Property & Casualty Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Premiums Written	$254.2	$278.7	$130.2	$141.3
Earned Premiums	$269.8	$305.5	$132.4	$149.9
Net Investment Income	23.6	24.4	13.1	11.9
Changes in Value of Alternative Energy Partnership Investments	0.3	(5.0)	0.2	(1.1)
Total Revenues	293.7	324.9	145.7	160.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	178.3	222.7	87.9	110.5
Catastrophe Losses and LAE	38.2	34.9	21.2	23.5
Prior Years:
Non-catastrophe Losses and LAE	14.2	3.9	7.3	1.8
Catastrophe Losses and LAE	(2.7)	(4.0)	(5.6)	(0.8)
Total Incurred Losses and LAE	228.0	257.5	110.8	135.0
Insurance Expenses	81.6	98.5	38.6	47.3
Operating Loss	(15.9)	(31.1)	(3.7)	(21.6)
Income Tax Benefit	3.7	8.2	1.0	4.8
Segment Net Operating Loss	$(12.2)	$(22.9)	$(2.7)	$(16.8)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	66.0%	72.9%	66.4%	73.7%
Current Year Catastrophe Losses and LAE Ratio	14.2	11.4	16.0	15.7
Prior Years Non-catastrophe Losses and LAE Ratio	5.3	1.3	5.5	1.2
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(1.3)	(4.2)	(0.5)
Total Incurred Loss and LAE Ratio	84.5	84.3	83.7	90.1
Insurance Expense Ratio	30.2	32.2	29.2	31.6
Combined Ratio	114.7%	116.5%	112.9%	121.7%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	66.0%	72.9%	66.4%	73.7%
Insurance Expense Ratio	30.2	32.2	29.2	31.6
Underlying Combined Ratio	96.2%	105.1%	95.6%	105.3%
Non-GAAP Measure Reconciliation
Combined Ratio	114.7%	116.5%	112.9%	121.7%
Less:
Current Year Catastrophe Losses and LAE Ratio	14.2	11.4	16.0	15.7
Prior Years Non-catastrophe Losses and LAE Ratio	5.3	1.3	5.5	1.2
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(1.3)	(4.2)	(0.5)
Underlying Combined Ratio	96.2%	105.1%	95.6%	105.3%

Preferred Property & Casualty Insurance (Continued)
Catastrophe Frequency and Severity

Six Months Ended
	Jun 30, 2023		Jun 30, 2022
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	41	$38.2	33	$34.9
$5 - $10	—	—	—	—
$10 - $15	—	—	—	—
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	41	$38.2	33	$34.9
Insurance Reserves

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Insurance Reserves:
Personal Automobile	$276.8	$298.4
Homeowners	87.8	91.8
Other	27.2	28.9
Insurance Reserves	$391.8	$419.1
Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$248.9	$251.6
Incurred But Not Reported	115.4	139.0
Total Loss and LAE Reserves	364.3	390.6
Unallocated LAE Reserves	27.5	28.5
Insurance Reserves	$391.8	$419.1
See “Critical Accounting Estimates,” in the 2022 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $12.2 million for the six months ended June 30, 2023, compared to a Segment Net Operating Loss of $22.9 million for the same period in 2022. Segment Net Operating Loss improved by $10.7 million primarily driven by $4.4 million and $3.2 million improvements in Preferred Personal Automobile Insurance and Homeowners Insurance, respectively, as a result of rate increases and other targeted underwriting actions to improve profitability and a $3.0 million improvement from Other Personal Insurance.

Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $35.7 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to lower Personal Automobile Insurance volumes as a result of ongoing profit improvement actions.

Preferred Property & Casualty Insurance (Continued)
Net Investment Income in the Preferred Property & Casualty Insurance segment decreased by $0.8 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to lower returns on Equity Method Limited Liability Investments and Equity Securities offset by higher rates in Fixed Income Securities.

Income related to Changes in Value of Alternative Energy Partnership Investments was $0.3 million for the six months ended June 30, 2023, compared to loss of $5.0 million for the same period in 2022. Tax expenses related to the Alternative Energy Partnership Investments were $0.1 million and tax benefits of $1.9 million for the six months ended June 30, 2023 and 2022, respectively. This resulted in a net income of $0.2 million and net loss of $3.1 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2023 and 2022, respectively.

Underlying losses and LAE as a percentage of earned premiums were 66.0% and 72.9% for the six months ended June 30, 2023 and 2022, respectively. Underlying losses and LAE as a percentage of earned premiums decreased as a result of higher average earned premiums per exposure resulting from rate increases and lower frequency of auto claims. Catastrophe losses and LAE (excluding reserve development) were $38.2 million, in 2023, compared to $34.9 million in 2022, an increase of $3.3 million. Catastrophe losses and LAE (excluding reserve development) increased due primarily to higher frequency of catastrophic events in 2023 compared to 2022. Adverse loss and LAE reserve development (including catastrophe reserve development) was $11.5 million for the six months ended 2023, compared to favorable development of $0.1 million for the same period in 2022.

Insurance expenses were $81.6 million, or 30.2% of earned premiums in 2023, an improvement of 2.0% percentage points compared to 2022.

The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income, and dividends received deductions.
Three Months Ended June 30, 2023 Compared to the Same Period in 2022
The Preferred Property & Casualty Insurance segment reported a Segment Net Operating Loss of $2.7 million for the three months ended June 30, 2023, compared to a Segment Net Operating Loss of $16.8 million for the same period in 2022. Segment Net Operating Loss improved by $14.1 million mostly driven by a $10.1 million improvement from homeowners insurance due primarily to rate increases and other targeted underwriting actions to improve profitability and a $3.2 million improvement in Other Personal Insurance.

Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $17.5 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to lower personal automobile insurance volumes as a result of ongoing profit improvement actions.
Net Investment Income in the Preferred Property & Casualty Insurance segment increased by $1.2 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to higher rates on Fixed Income Securities offset by lower returns on Equity Securities.

Underlying losses and LAE as a percentage of earned premiums were 66.4% and 73.7% for the three months ended June 30, 2023 and 2022, respectively. Underlying losses and LAE as a percentage of earned premiums decreased as a result of higher average earned premiums per exposure resulting from rate increases and lower frequency of auto claims. Catastrophe losses and LAE (excluding reserve development) were $21.2 million in 2023, primarily driven by Florida and Texas weather events, compared to $23.5 million in 2022. Adverse loss and LAE reserve development (including catastrophe reserve development) was $1.7 million in 2023, compared to adverse development of $1.0 million for the same period in 2022.

Insurance expenses were $38.6 million, or 29.2% of earned premiums in 2023, an improvement of 2.4 percentage points compared to 2022.
The Preferred Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.

Preferred Property & Casualty Insurance (Continued)
Preferred Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Premiums Written	$145.1	$168.8	$73.3	$84.6
Earned Premiums	$153.9	$190.0	$75.7	$94.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$124.3	$158.3	$61.6	$77.8
Catastrophe Losses and LAE	2.8	2.1	1.6	1.6
Prior Years:
Non-catastrophe Losses and LAE	8.4	1.5	5.5	—
Catastrophe Losses and LAE	(0.6)	0.1	(1.1)	—
Total Incurred Losses and LAE	$134.9	$162.0	$67.6	$79.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.8%	83.3%	81.4%	82.8%
Current Year Catastrophe Losses and LAE Ratio	1.8	1.1	2.1	1.7
Prior Years Non-catastrophe Losses and LAE Ratio	5.5	0.8	7.3	—
Prior Years Catastrophe Losses and LAE Ratio	(0.4)	0.1	(1.5)	—
Total Incurred Loss and LAE Ratio	87.7%	85.3%	89.3%	84.5%
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums on personal automobile insurance decreased by $36.1 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $134.9 million, or 87.7% of earned premiums, for the six months ended June 30, 2023, compared to $162.0 million, or 85.3% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to unfavorable development on prior year losses and LAE, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 80.8% for the six months ended June 30, 2023, compared to 83.3% for the same period in 2022, an improvement of 2.5 percentage points. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $7.8 million for the six months ended June 30, 2023, compared to adverse development of $1.6 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $2.8 million for the six months ended June 30, 2023, compared to $2.1 million in for the same period in 2022.

Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums on preferred personal automobile insurance decreased by $18.3 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to lower volume as a result of ongoing profit improvement actions. Incurred losses and LAE were $67.6 million, or 89.3% of earned premiums, for the three months ended June 30, 2023, compared to $79.4 million, or 84.5% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to unfavorable development on prior year losses and LAE, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 81.4% for the three months ended June 30, 2023, compared to 82.8% for the same period in 2022, an improvement of 1.4 percentage points. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $4.4 million for the three months ended June 30, 2023, compared to no development for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $1.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

Preferred Property & Casualty Insurance (Continued)
Homeowners Insurance
Selected financial information for the homeowners insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Premiums Written	$97.0	$94.7	$50.8	$49.2
Earned Premiums	$102.2	$99.0	$50.0	$47.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$46.9	$56.1	$23.0	$28.6
Catastrophe Losses and LAE	34.3	32.1	19.4	21.3
Prior Years:
Non-catastrophe Losses and LAE	4.9	(1.7)	1.8	(0.1)
Catastrophe Losses and LAE	(0.9)	(3.6)	(3.3)	(0.8)
Total Incurred Losses and LAE	$85.2	$82.9	$40.9	$49.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	45.9%	56.6%	46.0%	59.9%
Current Year Catastrophe Losses and LAE Ratio	33.6	32.4	38.8	44.7
Prior Years Non-catastrophe Losses and LAE Ratio	4.8	(1.7)	3.6	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	(0.9)	(3.6)	(6.6)	(1.7)
Total Incurred Loss and LAE Ratio	83.4%	83.7%	81.8%	102.7%
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums in homeowners insurance increased by $3.2 million for the six months ended June 30, 2023, compared to the same period in 2022, driven by higher average earned premium per exposure resulting from rate increases and non-renewal of the catastrophe aggregate reinsurance treaty. Incurred losses and LAE were $85.2 million, or 83.4% of earned premiums, for the six months ended June 30, 2023, compared to $82.9 million, or 83.7% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses (excluding loss reserve development), and unfavorable development on prior year losses and LAE. Underlying losses and LAE as a percentage of earned premiums were 45.9% for the six months ended June 30, 2023, compared to 56.6% for the same period in 2022, an improvement of 10.7 percentage points. Catastrophe losses and LAE (excluding reserve development) were $34.3 million for the six months ended June 30, 2023, compared to $32.1 million for the same period in 2022. Adverse loss and LAE reserve development (including catastrophe loss reserve development) was $4.0 million for the six months ended June 30, 2023, compared to favorable development of $5.3 million for the same period in 2022.

Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums in homeowners insurance increased by $2.3 million for the three months ended June 30, 2023, compared to the same period in 2022 driven by higher average earned premium per exposure resulting from rate increases and non-renewal of the catastrophe aggregate reinsurance treaty. Incurred losses and LAE were $40.9 million, or 81.8% of earned premiums, for the three months ended June 30, 2023, compared to $49.0 million, or 102.7% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums decreased due to lower underlying losses and LAE as a percentage of earned premiums, lower incurred catastrophe losses (excluding loss reserve development), and favorable development on prior year catastrophe losses and LAE, offset by unfavorable underlying loss and LAE development. Underlying losses and LAE as a percentage of earned premiums were 46.0% for the three months ended June 30, 2023, compared to 59.9% for the same period in 2022, a decrease of 13.9 percentage points. Catastrophe losses and LAE (excluding reserve development) were $19.4 million for the three months ended June 30, 2023, compared to $21.3 million for the same period in 2022. Favorable loss and LAE reserve development (including catastrophe loss reserve development) was $1.5 million for the three months ended June 30, 2023, compared to favorable development of $0.9 million for the same period in 2022.

Preferred Property & Casualty Insurance (Continued)
Other Personal Insurance
Other personal insurance products include umbrella, dwelling fire, inland marine, earthquake, boat owners and other liability coverages. Selected financial information for other personal insurance product lines follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net Premiums Written	$12.1	$15.2	$6.1	$7.5
Earned Premiums	$13.7	$16.5	$6.7	$8.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$7.1	$8.3	$3.3	$4.1
Catastrophe Losses and LAE	1.1	0.7	0.2	0.6
Prior Years:
Non-catastrophe Losses and LAE	0.9	4.1	—	1.9
Catastrophe Losses and LAE	(1.2)	(0.5)	(1.2)	—
Total Incurred Losses and LAE	$7.9	$12.6	$2.3	$6.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	51.9%	50.4%	49.2%	50.0%
Current Year Catastrophe Losses and LAE Ratio	8.0	4.2	3.0	7.3
Prior Years Non-catastrophe Losses and LAE Ratio	6.6	24.8	—	23.2
Prior Years Catastrophe Losses and LAE Ratio	(8.8)	(3.0)	(17.9)	—
Total Incurred Loss and LAE Ratio	57.7%	76.4%	34.3%	80.5%
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums in other personal insurance decreased by $2.8 million for the six months ended June 30, 2023, compared to the same period in 2022. Incurred losses and LAE was $7.9 million, or 57.7% of earned premiums for the six months ended June 30, 2023, compared to $12.6 million, or 76.4% of earned premiums, for the same period in 2022. Underlying losses and LAE as a percentage of earned premiums were 51.9% for the six months ended June 30, 2023, compared to 50.4% for the same period in 2022, a deterioration of 1.5 percentage points. Catastrophe losses and LAE (excluding loss reserve development) was $1.1 million for the six months ended June 30, 2023, compared to $0.7 million for the same period in 2022. Favorable loss and LAE reserve development (including catastrophe losses development) for the six months ended June 30, 2023 was $0.3 million, compared to adverse development of $3.6 million for the same period in 2022.
Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums in other personal insurance decreased by $1.5 million for the three months ended June 30, 2023, compared to the same period in 2022. Incurred losses and LAE were $2.3 million, or 34.3% of earned premiums, for the three months ended June 30, 2023, compared to $6.6 million, or 80.5% of earned premiums, for the same period in 2022. Underlying losses and LAE as a percentage of earned premiums were 49.2% for the three months ended June 30, 2023, compared to 50.0% for the same period in 2022, an improvement of 0.8 percentage points. Catastrophe losses and LAE (excluding loss reserve development) was $0.2 million for the three months ended June 30, 2023, compared to $0.6 million for the same period in 2022. Favorable loss and LAE reserve development (including catastrophe losses development) for the three months ended June 30, 2023 was $1.2 million, compared to adverse development of $1.9 million for the same period in 2022.

Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Earned Premiums	$201.5	$286.8	$102.2	$144.0
Net Investment Income	96.9	111.3	47.1	61.9
Changes in Value of Alternative Energy Partnership Investments	0.4	(5.7)	0.2	(1.3)
Other (Loss) Income	(0.3)	(0.8)	0.1	(0.8)
Total Revenues	298.5	391.6	149.6	203.8
Policyholders’ Benefits and Incurred Losses and LAE	138.2	184.2	68.3	94.3
Insurance Expenses	135.4	171.5	71.2	85.6
Operating Income	24.9	35.9	10.1	23.9
Income Tax Expense	(2.8)	(4.1)	(1.2)	(3.7)
Segment Net Operating Income	$22.1	$31.8	$8.9	$20.2
INSURANCE RESERVES

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Insurance Reserves:
Future Policyholder Benefits	$3,315.2	$3,218.5
Incurred Losses and LAE Reserves:
Life	44.2	53.3
Accident and Health	4.4	4.3
Property	2.6	2.3
Total Incurred Losses and LAE Reserves	51.2	59.9
Insurance Reserves	$3,366.4	$3,278.4
See Note 2 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion in the 2022 Annual Report.
Overall
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Segment Net Operating Income in the Life & Health Insurance segment was $22.1 million for the six months ended June 30, 2023, compared to Segment Net Operating Income of $31.8 million for the same period in 2022.

Earned Premiums in the Life & Health Insurance segment decreased by $85.3 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and lower volume on property insurance products.

Net Investment Income decreased by $14.4 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to lower returns from Equity Method Limited Liability Investments, partially offset by higher rate earned on Fixed Income Securities.

Income related to Changes in Value of Alternative Energy Partnership Investments was $0.4 million for the six months ended June 30, 2023, compared to loss of $5.7 million for the same period in 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.1 million and tax benefits of $2.1 million for the six months ended June 30, 2023 and 2022,     respectively. This resulted in net income of $0.3 million and net loss of $3.6 million attributable to Alternative Energy Partnership Investments for the six months ended June 30, 2023 and 2022, respectively.

Life & Health Insurance (Continued)
Policyholders’ Benefits and Incurred Losses and LAE decreased by $46.0 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and lower current year property non-catastrophe losses and LAE.
Insurance Expenses in the Life & Health Insurance segment decreased by $36.1 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and a reduction in expenses due to lower volume of property insurance products.

The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.
Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Segment Net Operating Income in the Life & Health Insurance segment was $8.9 million for the three months ended June 30, 2023, compared to Segment Net Operating Income of $20.2 million for the same period in 2022.
Earned Premiums in the Life & Health Insurance segment decreased by $41.8 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and lower volume on life and property insurance products.
Net Investment Income decreased by $14.8 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to lower returns from Equity Method Limited Liability Investments, partially offset by higher rate earned on Fixed Income Securities and Equity Securities.
Income related to Changes in Value of Alternative Energy Partnership Investments was $0.2 million for the three months ended June 30, 2023, compared to loss of $1.3 million for the same period in 2022. There were no tax expenses related to the Alternative Energy Partnership Investments for the three months ended June 30, 2023, compared to tax benefits of $0.3 million for the same period in 2022. This resulted in net income of $0.2 million and net loss of $1.0 million attributable to Alternative Energy Partnership Investments for the three months ended June 30, 2023 and 2022, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $26.0 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022, changes in mortality experience and lower current year property non-catastrophe losses and LAE.

Insurance Expenses in the Life & Health Insurance segment decreased by $14.4 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and a reduction in expenses due to lower volume of property insurance products.

The Life & Health Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.

Life & Health Insurance (Continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Earned Premiums	$167.0	$169.5	$84.8	$86.8
Net Investment Income	96.1	108.0	46.6	60.1
Changes in Value of Alternative Energy Partnership Investments	0.4	(5.3)	0.2	(1.3)
Other (Loss) Income	(0.5)	(1.1)	—	(1.1)
Total Revenues	263.0	271.1	131.6	144.5
Policyholders’ Benefits and Incurred Losses and LAE	124.1	125.3	60.0	64.9
Insurance Expenses	118.4	117.1	62.3	58.9
Operating Income	20.5	28.7	9.3	20.7
Income Tax Expense	(1.9)	(2.7)	(1.0)	(3.0)
Total Product Line Net Operating Income	$18.6	$26.0	$8.3	$17.7
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from life insurance decreased by $2.5 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to lower volume of life insurance products, partially offset by increased average premium rate. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $124.1 million for the six months ended June 30, 2023, compared to $125.3 million for the same period in 2022, a decrease of $1.2 million due primarily to changes in mortality experience.
Insurance Expenses increased by $1.3 million for the six months ended June 30, 2023, compared to the same period in 2022.

Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from life insurance decreased by $2.0 million for the three months ended June 30, 2023, compared to the same period in 2022 due primarily to lower volume of life insurance products, partially offset by increased average premium rate. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $60.0 million for the three months ended June 30, 2023, compared to $64.9 million for the same period 2022, a decrease of $4.9 million due primarily to improved mortality experience.
Insurance Expenses increased by $3.4 million for the three months ended June 30, 2023, compared to the same period in 2022.

Life & Health Insurance (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Earned Premiums	$11.7	$90.9	$5.8	$45.1
Net Investment Income	—	1.7	—	1.0
Changes in Value of Alternative Energy Partnership Investments	—	(0.1)	—	—
Other Income	0.2	0.3	0.1	0.3
Total Revenues	11.9	92.8	5.9	46.4
Policyholders’ Benefits and Incurred Losses and LAE	7.1	48.0	5.1	24.5
Insurance Expenses	5.1	40.9	3.1	20.1
Operating (Loss) Income	(0.3)	3.9	(2.3)	1.8
Income Tax Benefit (Expense)	0.1	(0.8)	0.5	(0.4)
Total Product Line Net Operating (Loss) Income	$(0.2)	$3.1	$(1.8)	$1.4
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from accident and health insurance decreased by $79.2 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $7.1 million for the six months ended June 30, 2023, compared to $48.0 million for the same period in 2022, with the decrease due primarily to the disposition of Reserve National in December 2022.
Insurance Expenses decreased by $35.8 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022.

Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from accident and health insurance decreased by $39.3 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022. Policyholders’ Benefit and Incurred Losses and LAE on accident and health insurance were $5.1 million for the three months ended June 30, 2023, compared to $24.5 million for the same period in 2022, with the decrease due primarily to the disposition of Reserve National in December 2022.
Insurance Expenses decreased by $17.0 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022.

Life & Health Insurance (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Earned Premiums	$22.8	$26.4	$11.6	$12.1
Net Investment Income	0.8	1.6	0.5	0.8
Changes in Value of Alternative Energy Partnership Investments	—	(0.3)	—	—
Total Revenues	23.6	27.7	12.1	12.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	4.4	7.7	2.2	3.6
Catastrophe Losses and LAE	1.4	1.0	0.8	0.6
Prior Years:
Non-catastrophe Losses and LAE	1.0	1.1	0.2	0.5
Catastrophe Losses and LAE	0.2	1.1	—	0.2
Total Incurred Losses and LAE	7.0	10.9	3.2	4.9
Insurance Expenses	11.9	13.5	5.8	6.6
Operating Income	4.7	3.3	3.1	1.4
Income Tax Expense	(1.0)	(0.6)	(0.7)	(0.3)
Total Product Line Net Operating Income	$3.7	$2.7	$2.4	$1.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	19.3%	29.1%	19.0%	29.7%
Current Year Catastrophe Losses and LAE Ratio	6.1	3.8	6.9	5.0
Prior Years Non-catastrophe Losses and LAE Ratio	4.4	4.2	1.7	4.1
Prior Years Catastrophe Losses and LAE Ratio	0.9	4.2	—	1.7
Total Incurred Loss and LAE Ratio	30.7%	41.3%	27.6%	40.5%
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from property insurance decreased by $3.6 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $7.0 million, or 30.7% of earned premiums, for the six months ended June 30, 2023, compared to $10.9 million, or 41.3% of earned premiums for the same period in 2022. Underlying losses and LAE were $4.4 million, or 19.3% of earned premiums for the six months ended June 30, 2023, compared to $7.7 million, or 29.1% of earned premiums for the same period in 2022, a decrease of 9.8 percentage points due primarily to lower claim frequency and severity. Catastrophe losses and LAE (excluding loss reserve development) were $1.4 million for the six months ended June 30, 2023, compared to $1.0 million for the same period in 2022. Catastrophe losses and LAE increased $0.4 million due primarily to higher frequency of catastrophe claims. Adverse loss and LAE reserve development was $1.2 million for the six months ended June 30, 2023, compared to adverse development of $2.2 million in the same period in 2022.
Insurance expenses decreased $1.6 million for the six months ended June 30, 2023, compared to the same period in 2022 due primarily to lower volume of property insurance products.

Three Months Ended June 30, 2023 Compared to the Same Period in 2022
Earned Premiums from property insurance decreased by $0.5 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $3.2 million, or 27.6% of earned premiums, for the three months ended June 30, 2023, compared to $4.9 million, or 40.5% of earned premiums for the same period in 2022. Underlying losses and LAE were $2.2 million, or 19.0% of

Life & Health Insurance (Continued)
earned premiums for the three months ended June 30, 2023, compared to $3.6 million, or 29.7% of earned premiums for the same period in 2022, a decrease of 10.7 percentage points due primarily to lower claim frequency and severity. Catastrophe losses and LAE (excluding loss reserve development) were $0.8 million for the three months ended June 30, 2023, compared to $0.6 million for the same period in 2022. Catastrophe losses and LAE increased by $0.2 million due primarily to higher frequency of catastrophe claims. Adverse loss and LAE reserve development was $0.2 million for the three months ended June 30, 2023, compared to adverse development of $0.7 million for the same period in 2022.

Insurance expenses decreased $0.8 million for the three months ended June 30, 2023, compared to the same period in 2022 due primarily to lower volume of property insurance products.

Investment Results
Net Investment Income
Net Investment Income for the six and three months ended June 30, 2023 and 2022 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Investment Income:
Interest on Fixed Income Securities	$173.3	$141.5	$87.1	$72.8
Dividends on Equity Securities Excluding Alternative Investments	2.2	3.2	1.2	1.7
Alternative Investments:
Equity Method Limited Liability Investments	3.9	28.6	2.8	15.3
Limited Liability Investments Included in Equity Securities	8.9	26.1	6.3	18.5
Total Alternative Investments	12.8	54.7	9.1	33.8
Short-term Investments	5.9	0.3	3.6	0.2
Loans to Policyholders	10.5	10.8	5.1	5.3
Real Estate	4.3	4.5	1.9	2.3
Company-Owned Life Insurance	16.2	18.1	7.4	9.8
Other	8.3	3.4	5.3	1.7
Total Investment Income	233.5	236.5	120.7	127.6
Investment Expenses:
Real Estate	4.3	3.5	2.2	1.0
Other Investment Expenses	21.1	14.5	12.2	8.1
Total Investment Expenses	25.4	18.0	14.4	9.1
Net Investment Income	$208.1	$218.5	$106.3	$118.5
Net Investment Income was $208.1 million and $218.5 million for the six months ended June 30, 2023 and 2022, respectively. Net Investment Income decreased by $10.4 million in 2023 due primarily to lower returns on Equity Method Limited Liability Investments and Equity Securities offset by higher rate earned on Fixed Income Securities.
Net Investment Income was $106.3 million and $118.5 million for the three months ended June 30, 2023 and 2022, respectively. Net Investment Income decreased by $12.2 million in 2023 due primarily to lower returns on Equity Securities and Equity Method Limited Liability Investments offset by higher rate earned on Fixed Income Securities.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Investment Results (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Recognized in Condensed Consolidated Statements of Loss:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$4.1	$(68.7)	$2.4	$(40.5)
Gains on Sales	1.8	15.9	0.5	13.5
Losses on Sales	(9.5)	(3.7)	(6.2)	(2.8)
(Losses) Gains on Hedging Activity	(0.3)	0.3	(8.7)	0.3
Impairment Gains (Losses)	1.2	(13.8)	(0.9)	(4.9)
Net Losses Recognized in Condensed Consolidated Statements of Loss	(2.7)	(70.0)	(12.9)	(34.4)
Recognized in Other Comprehensive Income (Loss)	103.9	(1,232.2)	(75.9)	(580.3)
Total Comprehensive Investment Gains (Losses)	$101.2	$(1,302.2)	$(88.8)	$(614.7)
Total Comprehensive Investment Gains were $101.2 million for the six months ended June 30, 2023, compared to Total Comprehensive Investment Losses of $1,302.2 million for the six months ended June 30, 2022. The increase of $1,403.4 million was primarily due to a decrease in the Company’s unrealized loss position on the fixed income bond portfolio.
Total Comprehensive Investment Losses were $88.8 million and $614.7 million for the three months ended June 30, 2023 and 2022. The decrease of $525.9 million was primarily due to a decrease in the Company’s unrealized loss position on the fixed income bond portfolio.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Preferred Stocks	$0.3	$(5.9)	$0.2	$(3.5)
Common Stocks	(0.2)	(1.3)	0.3	(1.7)
Other Equity Interests:
Exchange Traded Funds	0.4	(45.5)	0.3	(14.6)
Limited Liability Companies and Limited Partnerships	2.6	(12.2)	0.9	(16.7)
Total Other Equity Interests	3.0	(57.7)	1.2	(31.3)
Income (Loss) from Change in Fair Value of Equity Securities	3.1	(64.9)	1.7	(36.5)
Income (Loss) from Change in Fair Value of Convertible Securities	1.0	(3.8)	0.7	(4.0)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$4.1	$(68.7)	$2.4	$(40.5)

Investment Results (Continued)
Net Realized (Losses) Gains on Sales of Investment
The components of Net Realized Investment (Losses) Gains for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Fixed Maturities:
Gains on Sales	$1.5	$13.8	$0.4	$13.4
Losses on Sales	(9.3)	(3.6)	(6.0)	(2.8)
(Losses) Gains on Hedging Activity	(0.3)	0.3	(8.7)	0.3
Equity Securities:
Gains on Sales	0.1	2.1	0.1	0.1
Losses on Sales	(0.1)	(0.1)	(0.1)	—
Other:
Gains on Sales	0.2	—	—	—
Losses on Sales	(0.1)	—	(0.1)	—
Net Realized Investment (Losses) Gains	$(8.0)	$12.5	$(14.4)	$11.0

Gross Gains on Sales	$1.8	$15.9	$0.5	$13.5
Gross Losses on Sales	(9.5)	(3.7)	(6.2)	(2.8)
(Losses) Gains on Hedging Activity	(0.3)	0.3	(8.7)	0.3
Net Realized Investment (Losses) Gains	$(8.0)	$12.5	$(14.4)	$11.0
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
The components of Impairment Gains (Losses) in the Condensed Consolidated Statements of Loss for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended				Three Months Ended
	Jun 30, 2023		Jun 30, 2022		Jun 30, 2023		Jun 30, 2022
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$2.1	18	$(13.8)	17	$—	12	$(4.9)	12
Securities Receivable	(0.8)	1	—	—	(0.8)	1	—	—
Mortgage Loans	(0.1)	2	—	—	(0.1)	2	—	—
Impairment Gains (Losses)	$1.2		$(13.8)		$(0.9)		$(4.9)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At June 30, 2023, 95.9% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one of more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB

Investment Quality and Concentrations (Continued)
from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2023 and December 31, 2022:

(Dollars in Millions)		Jun 30, 2023		Dec 31, 2022
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$5,008.0	72.1%	$4,896.4	71.0%
2	BBB	1,653.2	23.8	1,687.4	24.5
3-4	BB, B	214.7	3.1	239.7	3.5
5-6	CCC or Lower	67.9	1.0	71.3	1.0
Total Investments in Fixed Maturities		$6,943.8	100.0%	$6,894.8	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $30.1 million and $32.8 million at June 30, 2023 and December 31, 2022, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2023 and December 31, 2022:

	Jun 30, 2023		Dec 31, 2022
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$545.5	6.1%	$528.0	6.0%
States and Political Subdivisions:
Revenue Bonds	1,259.8	14.2	1,324.3	15.1
States	122.1	1.4	143.8	1.6
Political Subdivisions	79.1	0.9	100.8	1.1
Foreign Governments	4.0	—	4.1	—
Total Investments in Governmental Fixed Maturities	$2,010.5	22.6%	$2,101.0	23.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2023 and December 31, 2022.

	Jun 30, 2023		Dec 31, 2022
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,083.8	23.4%	$2,007.5	22.8%
Manufacturing	1,080.1	12.1	1,085.9	12.4
Transportation, Communication and Utilities	776.6	8.7	733.7	8.3
Services	637.9	7.2	602.4	6.9
Mining	171.8	1.9	173.3	2.0
Retail Trade	150.1	1.7	165.1	1.9
Construction	9.1	0.1	11.7	0.1
Other	23.9	0.3	14.2	0.2
Total Investments in Non-governmental Fixed Maturities	$4,933.3	55.4%	$4,793.8	54.6%

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at June 30, 2023.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	700	$1,479.6
$5 -$10	187	1,404.6
$10 - $20	107	1,445.5
$20 - $30	19	456.8
Greater Than $30	4	146.8
Total	1,017	$4,933.3
The Company’s short-term investments primarily consist of money market funds and short term bonds. At June 30, 2023, the Company had $305.2 million invested in money market funds which primarily invest in U.S. Treasury securities and $100.7 million invested in U.S. treasury bills and short-term bonds.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at June 30, 2023:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$132.9	1.5%
Texas	130.8	1.5
Michigan	85.4	1.0
New York	78.2	0.9
Georgia	73.1	0.8
Louisiana	64.6	0.7
Pennsylvania	59.2	0.7
Florida	56.2	0.6
Colorado	49.8	0.5
Missouri	43.8	0.5
Total	$774.0	8.7%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2023 and December 31, 2022 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2023	Dec 31, 2022
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$47.0	$125.6	$114.3
Senior Debt	41.1	21.8	21.6
Distressed Debt	—	8.1	9.4
Secondary Transactions	1.7	8.5	9.3
Leveraged Buyout	0.7	9.7	8.9
Growth Equity	—	1.2	1.2
Real Estate	—	41.5	43.3
Hedge Fund	—	0.1	0.5
Other	—	8.6	8.5
Total Equity Method Limited Liability Investments	90.5	225.1	217.0

Alternative Energy Partnership Investments	—	16.8	16.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	66.2	115.8	106.0
Senior Debt	13.4	22.4	21.9
Distressed Debt	13.3	12.5	12.5
Secondary Transactions	3.1	2.8	3.5
Hedge Funds	—	14.9	18.1
Leveraged Buyout	7.8	22.5	21.6
Growth Equity	6.7	6.0	5.4
Real Estate	0.2	0.1	—
Other	—	—	0.1
Total Reported as Other Equity Interests at Fair Value	110.7	197.0	189.1
Reported as Equity Securities at Modified Cost:
Other	—	6.0	8.3
Total Reported as Equity Securities at Modified Cost	—	6.0	8.3
Total Investments in Limited Liability Companies and Limited Partnerships	$201.2	$444.9	$430.7
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the six and three months ended June 30, 2023 and 2022 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Insurance Expenses:
Commissions	$332.2	$382.8	$165.3	$190.9
General Expenses	168.7	178.5	74.5	91.4
Taxes, Licenses and Fees	44.1	50.6	20.5	25.2
Total Costs Incurred	545.0	611.9	260.3	307.5
Net Policy Acquisition Costs (Deferred) Amortized	(10.6)	(2.2)	5.3	(0.5)
Amortization of Value of Business Acquired (“VOBA”)	1.0	2.8	0.5	0.7
Insurance Expenses	535.4	612.5	266.1	307.7
Loss from Early Extinguishment of Debt	—	3.7	—	—
Interest and Other Expenses:
Interest Expense	28.1	26.7	14.0	14.0
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	58.6	14.6	29.5	9.9
Other	69.0	66.3	34.8	29.6
Other Expenses	127.6	80.9	64.3	39.5
Interest and Other Expenses	155.7	107.6	78.3	53.5
Goodwill Impairment	49.6	—	49.6	—
Total Expenses	$740.7	$723.8	$394.0	$361.2
Insurance Expenses
Insurance Expenses were $535.4 million for the six months ended June 30, 2023, compared to $612.5 million for the same period in 2022. Insurance Expenses decreased by $77.1 million in 2023 due primarily to lower expenses from less business being written.
Insurance Expenses were $266.1 million for the three months ended June 30, 2023, compared to $307.7 million for the same period in 2022. Insurance Expenses decreased by $41.6 million in 2023 due primarily to lower expenses from less business being written.
Loss from Early Extinguishment of Debt
Loss from Early Extinguishment of Debt decreased by $3.7 million for the six months ended June 30, 2023, compared to the same period in 2022 due to the redemption of the 2022 Senior Notes.
Interest and Other Expenses
Interest expense increased by $1.4 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the addition of the 2032 Senior Notes and the 2062 Junior Debentures.
Other expenses increased by $46.7 million for the six months ended June 30, 2023, compared to the same period in 2022, due primarily to increases in Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs.
Other expenses increased by $24.8 million for the three months ended June 30, 2023, compared to the same period in 2022, due primarily to increases in Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs.
Goodwill Impairment
Goodwill Impairments increased $49.6 million for the six and three months ended June 30, 2023 and 2022 due to the impairment of goodwill related to the Preferred Property & Casualty Insurance segment. See Note 3 “Goodwill,” to the Condensed Consolidated Financial Statements for more information.

Income Taxes
The federal corporate statutory income tax rate was 21% for the six months ended June 30, 2023 and June 30, 2022. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income (5) a permanent difference associated with nondeductible executive compensation, and (6) an impairment of non-tax deductible goodwill.
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
Tax-exempt investment income and dividends received deductions collectively were $13.2 million for the six months ended June 30, 2023, compared to $12.3 million for the same period in 2022. Tax-exempt investment income and dividends received deductions collectively were $5.5 million for the three months ended June 30, 2023, compared to $6.0 million for the same period in 2022.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $16.2 million for the six months ended June 30, 2023, compared to $18.1 million for the same period in 2022. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $7.3 million for the three months ended June 30, 2023, compared to $9.8 million for the same period in 2022.
The Company recaptured investment tax credits of $0.1 million for the six months ended June 30, 2023, compared to realized investment tax credits of $3.5 million for the same period in 2022. The Company did not realize or recapture investment tax credits for the three months ended June 30, 2023 or for the same period in 2022.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.5 million higher than the amount that would be deductible under the IRC for the six months ended June 30, 2023, compared to $5.1 million higher for the same period in 2022. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.5 million higher than the amount that would be deductible under the IRC for the three months ended June 30, 2023, compared to $1.5 million higher for the same period in 2022.
The amount of nondeductible executive compensation was $7.2 million for the six months ended June 30, 2023, compared to $6.2 million for the same period in 2022. The amount of nondeductible executive compensation was $2.3 million for the three months ended June 30, 2023, compared to $3.1 million for the same period in 2022.
The total impairment of non-tax deductible goodwill was $30.0 million for the six and three months ended June 30, 2023. No impairment of non-tax deductible goodwill was recorded in the six and three months ended June 30, 2022.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to June 30, 2023.
In August 2018, the FASB issued ASU 2018-12. The Company’s adoption of LDTI was effective January 1, 2023 under the modified retrospective transition method. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for more information.
Other than discussed above, there were no adoptions of such accounting pronouncements during the six months ended June 30, 2023 that had a material impact on the Company’s Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by and additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of June 30, 2023 was $460.0 million. There were no outstanding borrowings under the credit agreement at either June 30, 2023 or December 31, 2022.

Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance, or in the case of the 2022 Senior Notes, based on the date of assumption. Total amortized cost of Long-term Debt outstanding at June 30, 2023 and December 31, 2022 was:

(Dollars in Millions)	Jun 30, 2023	Dec 31, 2022
Senior Notes:
4.350% Senior Notes due February 15, 2025	$449.5	$449.3
2.400% Senior Notes due September 30, 2030	396.8	396.6
3.800% Senior Notes due February 23, 2032	395.7	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	146.1	145.5
Total Long-term Debt Outstanding	$1,388.1	$1,386.9
See Note 17, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and American Access Casualty Company (“AAC”) are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023 and ceased to exist as an insurance company. American Access Casualty Company became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and AAC must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments.  The carrying value of FHLB of Chicago common stock was $17.5 million at June 30, 2023 and December 31, 2022, respectively. The carrying value of FHLB of Dallas common stock was $3.5 million and $3.4 million at June 30, 2023 and December 31, 2022, respectively. The carrying value of FHLB of San Francisco common stock was $1.4 million at December 31, 2022. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first six months of 2023, United Insurance received advances of $114.2 million from the FHLB of Chicago and made repayments of $114.2 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $601.0 million at June 30, 2023. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
With respect to these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $756.5 million at June 30, 2023. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 16, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.

Liquidity and Capital Resources (Continued)
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of June 30, 2023 the remaining share repurchase authorization under the repurchase program was $171.6 million. The amount and timing of any future share repurchases under the authorization will depend on a variety of factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the six and three months ended June 30, 2023 and 2022, Kemper did not repurchase any shares of its common stock.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the second quarter of 2023. Dividends and dividend equivalents paid were $39.6 million for the six months ended June 30, 2023.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $103.0 million in dividends to Kemper during the first six months of 2023. Kemper estimates that its direct insurance subsidiaries would be able to pay approximately $77.9 million in additional dividends to Kemper during the remainder of 2023 without prior regulatory approval.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $220.3 million at June 30, 2023, compared to $417.6 million at December 31, 2022.
The primary sources of funds available for repayment of Kemper’s indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes and term loan, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income, proceeds from the sales, and maturity of investments, advances from the FHLBs of Chicago and Dallas, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Chicago and Dallas.
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

Liquidity and Capital Resources (Continued)
Information about the Company’s cash flows for six months ended June 30, 2023 and 2022 is presented below.

DOLLARS IN MILLIONS	June 30, 2023	June 30, 2022
Net Cash Used in Operating Activities	$(65.9)	$(90.0)
Net Cash Used in Investing Activities	(35.1)	(132.5)
Net Cash (Used in) Provided by Financing Activities	(37.8)	422.9
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Used in Operating Activities
Net cash used in Operating Activities was $65.9 million for the six months ended June 30, 2023, compared to $90.0 million for the same period in 2022. The decrease in cash used in Operating Activities was primarily due to a $124.7 million federal income tax refund that was received in first quarter 2023, partially offset by timing of paid losses on claims within the P&C business.

Net Cash Used in Investing Activities
Net cash used in Investing Activities for the six months ended June 30, 2023 was $35.1 million, compared to $132.5 million for the same period in 2022. The decrease in cash used in Investing Activities was primarily driven by the ongoing management of our investment portfolio that was impacted by a decrease in new business written from our Property and Casualty operations.

Net Cash (Used in) Provided by Financing Activities

Net cash used in Financing Activities for the six months ended June 30, 2023 was $37.8 million, compared to cash provided of $422.9 million for the same period in 2022, a decrease of $460.7 million. This was primarily due to a decrease in debt raising activities in 2023.

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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of liability for future policyholder benefits, the assessment of recoverability of goodwill, the valuation of pension benefit obligations, and the recoverability of deferred tax assets. The Company’s critical accounting policies are described in the MD&A included in the 2022 Annual Report. There have been no material changes to the information disclosed in the 2022 Annual Report with respect to these critical accounting estimates and the Company’s significant accounting policies, other than the addition of significant accounting policies related to the adoption of ASU 2018-12 included in Note 1, “Basis of Presentation and Accounting Policies” to the Condensed Consolidated Financial Statements.
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 20, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the quarter ended June 30, 2023, Kemper did not repurchase any shares. As of June 30, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
All purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Securities Trading Plans of Executive Officers and Directors
The Company’s Insider Trading Policy permits executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended June 30, 2023, none of the Company’s executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 2, 2023 under the 2023 Omnibus Plan					X
10.2*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan					X
10.3*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan					X
10.4*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan					X
10.5*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan					X
10.6*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 2, 2023 under the 2023 Omnibus Plan					X
10.7*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 2, 2023 under the 2023 Omnibus Plan					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	August 7, 2023	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2023	/s/ JAMES J. MCKINNEY
James J. McKinney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2023	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)