Form 10-Q
period 2023-09-30
KEMPER Corp
filed 2023-10-30
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 9/30/2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
64,087,148 shares of common stock, $0.10 par value, were outstanding as of October 26, 2023.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2023	Sep 30, 2022[1]	Sep 30, 2023	Sep 30, 2022[1]
Revenues:
Earned Premiums (Changes in Deferred Profit Liability for the Nine and Three Months Ended: 2023 - $51.6 and $15.9; 2022 - $56.8 and $19.1)	$3,465.6	$3,948.5	$1,117.8	$1,290.9
Net Investment Income	315.1	316.3	107.0	97.8
Change in Value of Alternative Energy Partnership Investments	2.3	(21.2)	0.8	0.4
Other Income	5.3	7.3	2.4	4.0
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	6.9	(79.9)	2.8	(11.2)
Net Realized Investment (Losses) Gains	(38.3)	0.4	(30.3)	(12.1)
Impairment Gains (Losses)	0.1	(22.1)	(1.1)	(8.3)
Total Revenues	3,757.0	4,149.3	1,199.4	1,361.5
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses (Changes in Liability for Future Policyholder Benefits for the Nine and Three Months Ended: 2023 - $8.6 and $6.1; 2022 - $21.9 and $1.6)	3,011.9	3,359.6	975.2	1,085.3
Insurance Expenses	794.4	913.0	259.0	300.5
Loss from Early Extinguishment of Debt	—	3.7	—	—
Interest and Other Expenses	311.7	171.1	156.0	63.5
Goodwill Impairment	49.6	—	—	—
Total Expenses	4,167.6	4,447.4	1,390.2	1,449.3
Loss before Income Taxes	(410.6)	(298.1)	(190.8)	(87.8)
Income Tax Benefit	87.0	64.8	44.4	13.0
Net Loss	(323.6)	(233.3)	(146.4)	(74.8)
Less: Net Loss attributable to Noncontrolling Interest	(0.1)	—	(0.1)	—
Net Loss attributable to Kemper Corporation	$(323.5)	$(233.3)	$(146.3)	$(74.8)
Net Loss attributable to Kemper Corporation per Unrestricted Share:
Basic	$(5.05)	$(3.66)	$(2.28)	$(1.17)
Diluted	$(5.05)	$(3.66)	$(2.28)	$(1.17)
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net Loss	$(323.6)	$(233.3)	$(146.4)	$(74.8)

Other Comprehensive Income (Loss) Before Income Taxes
Changes in Net Unrealized Holding Losses on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Loss	(223.9)	(1,643.2)	(327.9)	(411.5)
Credit Losses Recognized in Condensed Consolidated Statements of Loss	(1.6)	(1.3)	(1.5)	(0.8)
Change in Net Unrecognized Postretirement Benefit Costs	60.3	(0.3)	61.4	(0.2)
(Loss) Gain on Cash Flow Hedges	(0.1)	5.9	—	—
Change in Discount Rate on Future Life Policyholder Benefits	217.6	1,420.9	276.8	330.9
Other Comprehensive Income (Loss) Before Income Taxes	52.3	(218.0)	8.8	(81.6)
Other Comprehensive Income Tax (Expense) Benefit	(10.8)	45.8	(1.4)	17.2
Other Comprehensive Income (Loss), Net of Taxes	41.5	(172.2)	7.4	(64.4)
Total Comprehensive Loss	(282.1)	(405.5)	(139.0)	(139.2)

Less: Net Loss attributable to Noncontrolling Interest	(0.1)	—	(0.1)	—
Less: Other Comprehensive Income attributable to Noncontrolling Interest	—	—	—	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(0.1)	—	(0.1)	—

Comprehensive Loss attributable to Kemper Corporation	$(282.0)	$(405.5)	$(138.9)	$(139.2)
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2023	Dec 31, 2022[1]
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2023 - $7,622.5; 2022 - $7,811.8 Allowance for Credit Losses: 2023 - $8.6; 2022 - $9.6)	$6,474.5	$6,894.8
Equity Securities at Fair Value (Cost: 2023 - $215.5; 2022 - $247.6)	233.4	243.2
Equity Method Limited Liability Investments	224.1	217.0
Alternative Energy Partnership Investments	17.2	16.3
Short-term Investments at Cost which Approximates Fair Value	418.5	278.4
Company-Owned Life Insurance	506.9	586.5
Loans to Policyholders	281.8	283.4
Other Investments	273.1	269.9
Total Investments	8,429.5	8,789.5
Cash	110.0	212.4
Receivables from Policyholders (Allowance for Credit Losses: 2023 - $13.5; 2022 - $13.1)	1,102.6	1,286.6
Other Receivables	223.4	262.6
Deferred Policy Acquisition Costs	622.2	635.6
Goodwill	1,250.7	1,300.3
Current Income Tax Assets	59.5	167.6
Deferred Income Tax Assets	258.5	129.0
Other Assets	488.7	530.0
Assets of Consolidated Variable Interest Entity
Fixed Maturities at Fair Value (Amortized Cost: 2023 - $1.6; 2022 - $0.0 Allowance for Credit Losses: 2023 - $0.0; 2022 - $0.0)	1.6	—
Cash	2.4	—
Receivables from Policyholders	0.1	—
Other Assets	0.1	—
Total Assets	$12,549.3	$13,313.6
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,098.1	$3,276.2
Property and Casualty	2,724.5	2,756.9
Total Insurance Reserves	5,822.6	6,033.1
Unearned Premiums	1,485.1	1,704.4
Policyholder Obligations	656.3	701.3
Deferred Income Tax Liabilities	57.8	—
Accrued Expenses and Other Liabilities	777.6	817.3
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2023 - $1,158.0; 2022 - $1,195.1)	1,388.6	1,386.9
Liabilities of Consolidated Variable Interest Entity
Insurance Reserves	—	—
Unearned Premiums	0.1	—
Accrued Expenses and Other Liabilities	—	—
Total Liabilities	10,188.1	10,643.0
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 64,081,099 Shares Issued and Outstanding at September 30, 2023 and 63,912,762 Shares Issued and Outstanding at December 31, 2022	6.4	6.4
Paid-in Capital	1,845.9	1,812.7
Retained Earnings	982.4	1,366.4
Accumulated Other Comprehensive Loss	(473.4)	(514.9)
Total Kemper Corporation Shareholders’ Equity	2,361.3	2,670.6
Noncontrolling Interest	(0.1)	—
Total Shareholders’ Equity	2,361.2	2,670.6
Total Liabilities and Shareholders’ Equity	$12,549.3	$13,313.6
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2023	Sep 30, 2022[1]
Cash Flows from Operating Activities:
Net Loss	$(323.6)	$(233.3)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Net Realized Investment Losses (Gains)	38.3	(0.4)
Impairment (Gains) Losses	(0.1)	22.1
Depreciation and Amortization of Property, Equipment and Software	39.1	38.9
Amortization of Intangibles Assets Acquired	11.0	16.0
Settlement Costs Related to Defined Benefit Pension Plan	70.2	—
Loss from Early Extinguishment of Debt	—	3.7
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(2.9)	(13.7)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	(2.3)	21.2
(Increase) Decrease in Value of Equity and Convertible Securities	(6.9)	79.9
Goodwill Impairment	49.6	—
Changes in:
Receivables from Policyholders	184.0	69.6
Reinsurance Recoverables	11.6	(1.8)
Deferred Policy Acquisition Costs	13.4	4.2
Insurance Reserves	7.9	(25.0)
Unearned Premiums	(219.3)	(93.4)
Income Taxes	27.5	(62.9)
Other Assets and Liabilities	(2.0)	4.8
Net Cash Used in Operating Activities	(104.5)	(170.1)
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	529.8	1,019.4
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	73.9	458.3
Mortgage Loans	68.9	69.9
Other Investments	11.2	41.9
Purchases of Investments:
Fixed Maturities	(362.7)	(1,386.7)
Equity Securities	(40.1)	(55.3)
Real Estate Investments	(0.8)	(2.9)
Company-Owned Life Insurance	—	(110.0)
Mortgage Loans	(76.6)	(67.3)
Other Investments	(15.9)	(9.7)
Net Purchases of Short-term Investments	(136.5)	(73.6)
Sale of Businesses, Net of Cash Acquired	—	4.9
Acquisition of Software and Long-lived Assets	(39.1)	(27.1)
Settlement Proceeds from Company-Owned Life Insurance	102.2	—
Other	(9.1)	8.6
Net Cash Provided by (Used in) Investing Activities	105.2	(129.6)
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2023	Sep 30, 2022[1]
Net Cash Provided by (Used in) Investing Activities (Carryforward from page 7)	105.2	(129.6)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	—	(280.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	—	396.3
Issuance Fees on 3.800% Senior Notes due February 23, 2032	—	(1.2)
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	145.6
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	(0.9)
Proceeds from Policyholder Contract Obligations	123.3	319.9
Repayment of Policyholder Contract Obligations	(168.4)	(120.1)
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.3	3.8
Dividends Paid	(59.8)	(59.9)
Other	0.9	0.3
Net Cash (Used in) Provided by Financing Activities	(100.7)	403.8

Net increase (decrease) in cash, Including Held-for-Sale	(100.0)	104.1
Cash at beginning of year, Including Held-for-Sale	212.4	148.2
Cash at end of period, Including Held-for-Sale	112.4	252.3

Net increase (decrease) in cash, Held-for-Sale	—	3.1
Cash at beginning of year, Held-for-Sale	—	—
Cash at end of period, Held-for-Sale	—	3.1

Net (decrease) increase in cash	(100.0)	101.0
Cash, Beginning of Year	212.4	148.2
Cash, End of Period	$112.4	$249.2
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2022[1]	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$—	$2,670.6
Net Loss	—	—	—	(323.5)	—	(0.1)	(323.6)
Other Comprehensive Income, Net of Taxes (Note 13)	—	—	—	—	41.5	—	41.5
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(59.8)	—	—	(59.8)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	0.1	—	3.2	—	—	—	3.2
Equity-based Compensation Cost	—	—	30.0	—	—	—	30.0
Equity-based Awards, Net of Shares Exchanged	0.1	—	—	(0.7)	—	—	(0.7)
Balance, September 30, 2023	64.1	$6.4	$1,845.9	$982.4	$(473.4)	$(0.1)	$2,361.2

	Nine Months Ended September 30, 2022[1]
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2021	63.7	$6.4	$1,790.7	$1,734.2	$(401.6)	$3,129.7
Net Loss	—	—	—	(233.3)	—	(233.3)
Other Comprehensive Loss, Net of Taxes (Note 13)	—	—	—	—	(172.2)	(172.2)
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(60.3)	—	(60.3)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	0.1	—	3.8	—	—	3.8
Equity-based Compensation Cost	—	—	28.5	—	—	28.5
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.8)	(0.9)	—	(1.7)
Balance, September 30, 2022	63.9	$6.4	$1,822.2	$1,439.7	$(573.8)	$2,694.5
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2023	64.0	$6.4	$1,837.6	$1,149.0	$(480.8)	$—	$2,512.2
Net Loss	—	—	—	(146.3)	—	(0.1)	(146.4)
Other Comprehensive Income, Net of Taxes (Note 13)	—	—	—	—	7.4	—	7.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.2)	—	—	(20.2)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	0.1	—	1.0	—	—	—	1.0
Equity-based Compensation Cost	—	—	7.3	—	—	—	7.3
Equity-based Awards, Net of Shares Exchanged	—	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2023	64.1	$6.4	$1,845.9	$982.4	$(473.4)	$(0.1)	$2,361.2

	Three Months Ended September 30, 2022[1]
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	63.8	$6.4	$1,812.5	$1,534.6	$(509.4)	$2,844.1
Net Loss	—	—	—	(74.8)	—	(74.8)
Other Comprehensive Loss, Net of Taxes (Note 13)	—	—	—	—	(64.4)	(64.4)
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.1)	—	(20.1)
Shares Issued Under Employee Stock Purchase Plan (Note 14)	0.1	—	1.3	—	—	1.3
Equity-based Compensation Cost	—	—	8.3	—	—	8.3
Equity-based Awards, Net of Shares Exchanged	—	—	0.1	—	—	0.1
Balance, September 30, 2022	63.9	$6.4	$1,822.2	$1,439.7	$(573.8)	$2,694.5
1As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies
The unaudited Condensed Consolidated Financial Statements include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty subsidiaries, life subsidiaries, a health subsidiary through the date of its sale of December 1, 2022 (collectively referred to herein as the “Company”), and a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary.

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
Certain financial information that is included in the annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the nine months ended September 30, 2023 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2022, except for Note 7 “Liability for Future Policyholder Benefits”, Note 8 “Deferred Policy Acquisition Costs”, Note 13 “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss” and Note 16 “Policyholder Obligations”, which were impacted due to the implementation of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-12 Financial Services-Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to September 30, 2023. Other than discussed below, there were no adoptions of accounting pronouncements during the nine months ended September 30, 2023 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
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
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Loss for the nine months ended September 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Earned Premiums	$3,999.3	(50.8)	$3,948.5
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	$3,426.1	(66.5)	$3,359.6
Insurance Expenses	$913.0	—	$913.0
Income Tax Benefit	$68.1	(3.3)	$64.8
Net Loss attributable to Kemper Corporation	$(245.7)	12.4	$(233.3)

Net Loss Per Unrestricted Share attributable to Kemper Corporation:
Basic	$(3.85)	$0.19	$(3.66)
Diluted	$(3.85)	$0.19	$(3.66)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Loss for the three months ended September 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Earned Premiums	$1,307.0	(16.1)	$1,290.9
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	$1,102.4	(17.1)	$1,085.3
Insurance Expenses	$301.3	(0.8)	$300.5
Income Tax Benefit	$13.4	(0.4)	$13.0
Net Loss attributable to Kemper Corporation	$(76.2)	1.4	$(74.8)

Net Loss Per Unrestricted Share attributable to Kemper Corporation:
Basic	$(1.19)	$0.02	$(1.17)
Diluted	$(1.19)	$0.02	$(1.17)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Deferred Policy Acquisition Costs	$625.6	10.0	$635.6
Deferred Income Tax Assets	$189.4	(60.4)	$129.0
Total Assets	$13,364.0	(50.4)	$13,313.6
Life and Health Insurance Reserves	$3,554.0	(277.8)	$3,276.2
Total Liabilities	$10,920.8	(277.8)	$10,643.0
Retained Earnings	$1,380.1	(13.7)	$1,366.4
Accumulated Other Comprehensive Loss	$(756.0)	241.1	$(514.9)
Total Shareholders’ Equity attributable to Kemper Corporation	$2,443.2	227.4	$2,670.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Change in Discount Rate on Future Life Policyholder Benefits	$—	1,420.9	$1,420.9
Other Comprehensive Loss Before Income Taxes	$(1,638.9)	1,420.9	$(218.0)
Other Comprehensive Income Tax Benefit	$344.2	(298.4)	$45.8
Other Comprehensive Loss, Net of Taxes	$(1,294.7)	1,122.5	$(172.2)
Total Comprehensive Loss	$(1,540.4)	1,134.9	$(405.5)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended September 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Change in Discount Rate on Future Life Policyholder Benefits	$—	330.9	$330.9
Other Comprehensive Loss Before Income Taxes	$(412.5)	330.9	$(81.6)
Other Comprehensive Income Tax Benefit	$86.7	(69.5)	$17.2
Other Comprehensive Loss, Net of Taxes	$(325.8)	261.4	$(64.4)
Total Comprehensive Loss	$(402.0)	262.8	$(139.2)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 were as follows:

	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Cash Flows from Operating Activities:
Net Loss	$(245.7)	12.4	$(233.3)
Change in Deferred Policy Acquisition Costs	$4.2	—	$4.2
Change in Insurance Reserves	$(9.3)	(15.7)	$(25.0)
Change in Income Taxes	$(66.2)	3.3	$(62.9)
Net Cash Used in Operating Activities	$(170.1)	—	$(170.1)
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2 - Net Loss Per Unrestricted Share (Continued)
A reconciliation of the numerator and denominator used in the calculation of Basic Net Loss Per Unrestricted Share and Diluted Net Loss Per Unrestricted Share for the nine and three months ended September 30, 2023 and 2022 is presented below.

	Nine Months Ended		Three Months Ended
(Dollars in Millions, except per share amounts)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net Loss attributable to Kemper Corporation	$(323.5)	$(233.3)	$(146.3)	$(74.8)
Less: Net Loss Attributed to Participating Awards	—	—	—	—
Net Loss Attributed to Unrestricted Shares	(323.5)	(233.3)	(146.3)	(74.8)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Net Loss Attributed to Unrestricted Shares	$(323.5)	$(233.3)	$(146.3)	$(74.8)
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	64,004.4	63,804.4	64,056.9	63,852.8
Equity-based Compensation Equivalent Shares	—	—	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	64,004.4	63,804.4	64,056.9	63,852.8

Net Loss attributable to Kemper Corporation per Unrestricted Share:
(Per Unrestricted Share in Whole Dollars)
Basic Net Loss Per Unrestricted Share	$(5.05)	$(3.66)	$(2.28)	$(1.17)
Diluted Net Loss Per Unrestricted Share	$(5.05)	$(3.66)	$(2.28)	$(1.17)
Note 3 - Goodwill
During the second quarter of 2023, the Company identified impairment indicators impacting the fair value of the Preferred Property & Casualty Insurance business in connection with ongoing evaluation of strategic alternatives for the Preferred Insurance business. As a result, the business’s fair value was determined using a combination of available market information, market comparisons and a discounted cash flow valuation method based on the present value of future earnings. The fair value calculated in the second quarter of 2023 was lower than the carrying value of the business, resulting in a pre-tax impairment charge of $49.6 million and an after-tax impairment charge of $45.5 million. A substantial portion of the goodwill that was impaired was not tax deductible. The goodwill impairment charge is reported separately in the Condensed Consolidated Statements of Loss for the nine months ended September 30, 2023, with a corresponding reduction to goodwill in the Condensed Consolidated Balance Sheet as of September 30, 2023.

Note 4 - Dispositions
Disposition of Reserve National Insurance Company
In July 2022, the Company entered into a definitive agreement to sell Reserve National Insurance Company and its wholly-owned subsidiaries (collectively, “Reserve National”) to Medical Mutual of Ohio, for approximately $90.0 million in total consideration. The sale closed on December 1, 2022 and a loss of $1.6 million, net of income tax, was recorded for the year ended December 31, 2022. Subsequent adjustments to this purchase price could occur pursuant to the definitive agreement but are not expected to be material. The Company reported Reserve National’s results of operations in the Life Insurance segment through December 1, 2022.

Note 5 - Business Segments
In the third quarter of 2023, the Company announced that it will exit the Preferred Property and Casualty Insurance business and will actively reduce the business beginning in third quarter 2023, with all policies being non-renewed or canceled in accordance with applicable state regulations. In connection with the exit, the Company changed its segment measure of performance to exclude the results of the Preferred Property and Casualty Insurance business from Segment Adjusted Net Operating Loss effective July 1, 2023, since the results are irrelevant to ongoing operations of the Company and do not qualify for Discontinued Operations under U.S. GAAP. The results of this business, previously reported as a reportable segment, are

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
now reflected as Non-Core Operations and presented as a reconciling item between Segment Adjusted Operating Net Loss and Net Loss. Prior period amounts have been recast to reflect the change in reportable segments and the segment measure of performance. As of September 30, 2023, the Company principally conducts its operations through two segments: Specialty Property & Casualty Insurance and Life Insurance.
The Specialty Property & Casualty Insurance segment’s principal products are specialty and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. Career agents employed by the Company distribute these products. This segment has historically been referred to as “Life & Health Insurance.” The results of the segment are unchanged. Corporate and Other operations include interest expense, board of director fees, and general corporate expenses incurred by the Company which are not allocated to other businesses.

Segment Adjusted Operating (Loss) Income

The Company analyzes the operating performance of each segment using segment adjusted operating (loss) income. Segment adjusted operating (loss) income does not equate to “loss before income taxes” or “net loss” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Segment adjusted operating (loss) income is calculated by adjusting each segment’s loss before income taxes for the following items:

(i) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment (Losses) Gains;
(iii) Impairment Gains (Losses);
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charge;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations

These items are important to an understanding of overall results of operations. Segment adjusted operating (loss) income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of segment adjusted operating (loss) income may differ from that used by other companies. The Company, however, believes that the presentation of segment adjusted consolidated operating (loss) income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Earned Premiums by product line, including a reconciliation to Total Earned Premiums, for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Specialty Property & Casualty Insurance:
Personal Automobile	$2,278.5	$2,666.3	$724.0	$858.8
Commercial Automobile	488.4	398.5	166.4	140.7
Life Insurance:
Life	251.9	253.8	84.9	84.3
Accident and Health	17.5	136.8	5.8	45.9
Property	34.2	38.3	11.4	11.9
Total Segment Earned Premiums	$3,070.5	$3,493.7	$992.5	$1,141.6
Non-Core Operations	395.1	454.8	125.3	149.3
Total Earned Premiums	$3,465.6	$3,948.5	$1,117.8	$1,290.9
Segment Revenues, including a reconciliation to Total Revenues, for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$2,766.9	$3,064.8	$890.4	$999.5
Net Investment Income	125.7	102.8	42.7	33.9
Change in Value of Alternative Energy Partnership Investments	1.3	(10.6)	0.5	0.3
Other Income	3.2	5.0	1.6	2.3
Total Specialty Property & Casualty Insurance	2,897.1	3,162.0	935.2	1,036.0
Life Insurance:
Earned Premiums	303.6	428.9	102.1	142.1
Net Investment Income	146.3	163.9	49.4	52.6
Change in Value of Alternative Energy Partnership Investments	0.6	(5.6)	0.2	0.1
Other (Loss) Income	(0.4)	(0.8)	(0.1)	—
Total Life Insurance	450.1	586.4	151.6	194.8
Total Segment Revenues	3,347.2	3,748.4	1,086.8	1,230.8
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	6.9	(79.9)	2.8	(11.2)
Net Realized Investment (Losses) Gains	(38.3)	0.4	(30.3)	(12.1)
Net Impairment Gains (Losses) Recognized in Earnings	0.1	(22.1)	(1.1)	(8.3)
Non-Core Operations	431.7	486.0	138.0	161.1
Other	9.4	16.5	3.2	1.2
Total Revenues	$3,757.0	$4,149.3	$1,199.4	$1,361.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Adjusted Consolidated Operating (Loss) Income, including a reconciliation to Loss before Income Taxes, for the nine and three months ended September 30, 2023 and 2022 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Segment Adjusted Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(132.9)	$(150.4)	$(43.2)	$(39.2)
Life Insurance	42.4	51.5	17.5	15.6
Total Segment Adjusted Operating Loss	(90.5)	(98.9)	(25.7)	(23.6)
Corporate and Other Adjusted Operating Loss From:
Other	(41.5)	(32.2)	(13.3)	(16.6)
Corporate and Other Adjusted Operating Loss	(41.5)	(32.2)	(13.3)	(16.6)
Adjusted Consolidated Operating Loss	(132.0)	(131.1)	(39.0)	(40.2)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	6.9	(79.9)	2.8	(11.2)
Net Realized Investment (Losses) Gains	(38.3)	0.4	(30.3)	(12.1)
Impairment Gains (Losses)	0.1	(22.1)	(1.1)	(8.3)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(101.9)	(27.3)	(43.3)	(12.7)
Debt Extinguishment, Pension Settlement and Other Charges	(70.2)	(3.7)	(70.2)	—
Goodwill Impairment Charge	(49.6)	—	—	—
Non-Core Operations	(25.5)	(34.4)	(9.6)	(3.3)
Loss before Income Taxes attributable to Kemper Corporation	$(410.5)	$(298.1)	$(190.7)	$(87.8)
Loss before Income Taxes Noncontrolling Interest	(0.1)	—	(0.1)	—
Loss before Income Taxes	$(410.6)	$(298.1)	$(190.8)	$(87.8)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Business Segments (Continued)
Adjusted Consolidated Net Operating Loss, including a reconciliation to Net Loss, for the nine and three months ended September 30, 2023 and 2022 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Segment Adjusted Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(102.4)	$(112.3)	$(33.2)	$(28.7)
Life Insurance	36.8	45.8	14.7	14.0
Total Segment Adjusted Net Operating Loss	(65.6)	(66.5)	(18.5)	(14.7)
Corporate and Other Adjusted Net Operating Loss From:
Other	(32.2)	(26.4)	(9.4)	(12.3)
Total Corporate and Other Adjusted Net Operating Loss	(32.2)	(26.4)	(9.4)	(12.3)
Adjusted Consolidated Net Operating Loss	(97.8)	(92.9)	(27.9)	(27.0)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	5.5	(63.1)	2.3	(8.8)
Net Realized Investment (Losses) Gains	(30.3)	0.3	(22.9)	(9.6)
Impairment Gains (Losses)	0.1	(17.5)	(0.8)	(6.6)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(80.5)	(32.2)	(34.2)	(20.7)
Debt Extinguishment, Pension Settlement and Other Charges	(55.5)	(2.9)	(55.5)	—
Goodwill Impairment Charge	(45.5)	—	—	—
Non-Core Operations	(19.5)	(25.0)	(7.3)	(2.1)
Net Loss attributable to Kemper Corporation	$(323.5)	$(233.3)	$(146.3)	$(74.8)
Net Loss Noncontrolling Interest	(0.1)	—	(0.1)	—
Net Loss	$(323.6)	$(233.3)	$(146.4)	$(74.8)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the nine months ended September 30, 2023 and 2022 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,756.9	$2,772.7
Less Reinsurance Recoverables at Beginning of Year	39.6	41.9
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,717.3	2,730.8
Incurred Losses and Loss Adjustment Expenses (“ LAE”) Related to:
Current Year	2,660.5	3,125.0
Prior Years	158.5	(22.5)
Total Incurred Losses and LAE	2,819.0	3,102.5
Paid Losses and LAE Related to:
Current Year	1,411.8	1,748.9
Prior Years	1,428.9	1,406.6
Total Paid Losses and LAE	2,840.7	3,155.5
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	2,695.6	2,677.8
Plus Reinsurance Recoverables at End of Period	28.9	42.5
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Period	$2,724.5	$2,720.3

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
For the nine months ended September 30, 2023, the Company increased its property and casualty insurance reserves by $158.5 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed adversely by $110.9 million due primarily to higher than expected emergence in loss patterns related to third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages as well as an increase in Florida personal injury protection driven by higher than expected frequency and severity resulting from an increase in litigated claim activity, mainly from policy years 2020 through 2022. Commercial automobile insurance loss and LAE reserves developed adversely by $22.2 million due to higher than expected emergence in loss patterns related to policy years 2021 and 2022 bodily injury coverages. Non-Core personal automobile insurance loss and LAE reserves developed adversely by $18.3 million due to higher than expected emergence in loss patterns related to the third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages. Non-Core homeowners loss and LAE reserves developed adversely by $3.8 million. None-Core other lines loss and LAE reserves developed adversely by $3.3 million.

For the nine months ended September 30, 2022, the Company decreased its property and casualty insurance reserves by     $22.5 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty personal automobile insurance loss and LAE reserves developed favorably by $31.6 million due primarily to the emergence of more favorable loss patterns than expected for liability and physical damage insurance. Commercial automobile insurance loss and LAE reserves developed adversely by $7.5 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Non-Core personal automobile insurance loss and LAE reserves developed adversely by $1.9 million due primarily to the emergence of more adverse loss patterns than expected for liability insurance. Homeowners loss and LAE reserves developed favorably by $6.1 million due primarily to the emergence of more favorable loss patterns than expected. Other lines loss and LAE reserves developed adversely by $5.8 million due primarily to the emergence of more adverse loss patterns than expected for prior accident years.

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
Receivables from Policyholders - Allowance for Expected Credit Losses
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a roll forward of changes in the allowance for expected credit losses for the nine months ended September 30, 2023.

(Dollars in Millions)	Receivables from Policyholders, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance at Beginning of Year	$1,286.6	$13.1
Provision for Expected Credit Losses		32.8
Write-offs of Uncollectible Receivables from Policyholders		(32.4)
Balance at End of Period	$1,102.6	$13.5
The following table presents receivables from policyholders, net of the allowance for expected credit losses including a roll forward of changes in the allowance for expected credit losses for the nine months ended September 30, 2022.

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Liability for Future Policyholder Benefits

The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the nine and three months ended September 30, 2023 and September 30, 2022:

		Nine Months Ended		Three Months Ended
		Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Present Value of Expected Net Premiums	Balance, Beginning of Period	$688.6	$669.0	$711.7	$646.4

	Beginning Balance at Original Discount Rate	$728.9	$599.8	$745.1	$660.3
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances from Expected Experience	(18.6)	5.2	(6.3)	(8.3)
	Adjusted Beginning of Period Balance	710.3	605.0	738.8	652.0
	Issuances	81.6	109.9	19.7	30.5
	Interest Accrual	22.2	15.6	7.7	5.3
	Net Premiums Collected	(71.6)	(66.0)	(23.7)	(23.3)
	Ending Balance at Original Discount Rate	742.5	664.5	742.5	664.5
	Effect of Changes in Discount Rate Assumptions	(56.1)	(42.7)	(56.1)	(42.7)
	Balance, End of Period	$686.4	$621.8	$686.4	$621.8
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Period	$3,561.0	$4,933.1	$3,635.9	$3,799.4

	Beginning Balance at Original Discount Rate	$3,906.2	$3,788.1	$3,915.1	$3,827.6
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances From Expected Experience	(21.7)	7.4	(8.5)	(7.9)
	Adjusted Beginning of Period Balance	3,884.5	3,795.5	3,906.6	3,819.7
	Issuances	80.8	110.0	18.9	30.5
	Interest Accrual	128.2	122.1	43.0	40.7
	Benefit Payments	(184.4)	(197.9)	(59.4)	(61.2)
	Ending Balance at Original Discount Rate	3,909.1	3,829.7	3,909.1	3,829.7
	Effect of Changes in Discount Rate Assumptions	(578.6)	(387.8)	(578.6)	(387.8)
	Balance, End of Period	$3,330.5	$3,441.9	$3,330.5	$3,441.9
	Net Liability for Future Policyholder Benefits	$2,644.1	$2,820.1	$2,644.1	$2,820.1
	Less: Reinsurance Recoverable	—	—	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,644.1	$2,820.1	$2,644.1	$2,820.1

The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Sep 30, 2023	Sep 30, 2022
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	13.8	15.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Liability for Future Policyholder Benefits (Continued)

The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

	Sep 30, 2023	Sep 30, 2022
Net Liability for Future Policyholder Benefits	2,644.1	2,820.1
Deferred Profit Liability	304.9	249.9
Other[1]	149.1	149.8
Total Life and Health Insurance Reserves	$3,098.1	$3,219.8
1Other primarily consists of Accident and Health and Universal Life reserves

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, were as follows:

	Sep 30, 2023	Sep 30, 2022
Expected Future Benefit Payments, undiscounted	$10,181.5	$9,585.4
Expected Future Gross Premiums, undiscounted	$4,446.4	$3,801.1
Expected Future Gross Premiums, discounted	$2,748.0	$2,585.1

The amount of revenue and interest recognized in the Condensed Consolidated Statements of Loss is as follows:

	Nine Months Ended		Three Months Ended
	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Gross Premiums or Assessments	$300.7	$297.2	$98.4	$100.8
Interest Expense	$106.1	$106.5	$35.4	$35.4

The weighted-average interest rate is as follows:

	Sep 30, 2023	Sep 30, 2022
Interest Accretion Rate	4.57%	4.59%
Current Discount Rate	5.88%	5.44%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company reviewed all significant assumptions and did not make any changes to mortality and lapse assumptions. Market data that underlies current discount rates was updated from June 30, 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Deferred Policy Acquisition Costs

The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Property and Casualty and Life and Health and business for the nine months ended September 30, 2023 and 2022:

	Sep 30, 2023			Sep 30, 2022
	Property and Casualty	Life and Health	Total	Property and Casualty	Life and Health	Total
Balance, Beginning of Year	$231.1	$404.5	$635.6	$268.7	$419.3	$688.0
Capitalizations	407.1	42.2	449.3	483.0	47.0	530.0
Amortization Expense	(439.1)	(14.7)	(453.8)	(507.2)	(21.5)	(528.7)
Experience Adjustment	—	(8.9)	(8.9)	—	(5.5)	(5.5)
Balance	199.1	423.1	622.2	244.5	439.3	683.8
Less:
Deferred Policy Acquisition Costs Asset Held-for-Sale	—	—	—	—	38.7	38.7
Balance, End of Period	$199.1	$423.1	$622.2	$244.5	$400.6	$645.1

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

The Company did not make any changes to future assumptions for both the nine months ended September 30, 2023 and 2022.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments
Fixed Maturities
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at September 30, 2023 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$599.7	$0.2	$(112.7)	$—	$487.2
States and Political Subdivisions	1,613.9	1.5	(294.7)	(0.5)	1,320.2
Foreign Governments	5.1	—	(0.9)	—	4.2
Corporate Securities:
Bonds and Notes	4,047.3	6.8	(651.6)	(8.1)	3,394.4
Redeemable Preferred Stocks	9.0	0.1	(1.3)	—	7.8
Collateralized Loan Obligations	985.4	0.9	(30.1)	—	956.2
Other Mortgage- and Asset-backed	362.1	0.1	(57.7)	—	304.5
Investments in Fixed Maturities	$7,622.5	$9.6	$(1,149.0)	$(8.6)	$6,474.5
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at December 31, 2022 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$612.5	$1.3	$(85.8)	$—	$528.0
States and Political Subdivisions	1,797.6	10.3	(238.3)	(0.7)	1,568.9
Foreign Governments	5.0	—	(0.9)	—	4.1
Corporate Securities:
Bonds and Notes	4,030.3	17.7	(499.7)	(8.9)	3,539.4
Redeemable Preferred Stocks	9.0	—	(1.0)	—	8.0
Collateralized Loan Obligations	1,014.7	—	(60.8)	—	953.9
Other Mortgage- and Asset-backed	342.7	0.1	(50.3)	—	292.5
Investments in Fixed Maturities	$7,811.8	$29.4	$(936.8)	$(9.6)	$6,894.8
Other Receivables included $0.9 million and $5.8 million of unsettled sales of Investments in Fixed Maturities at September 30, 2023 and December 31, 2022, respectively. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $1.0 million and $25.9 million at September 30, 2023 and December 31, 2022, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at September 30, 2023 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$170.8	$161.3
Due after One Year to Five Years	915.2	872.0
Due after Five Years to Ten Years	1,089.5	906.1
Due after Ten Years	3,625.5	2,898.1
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,821.5	1,637.0
Investments in Fixed Maturities	$7,622.5	$6,474.5
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2023 consisted of securities issued by the Government National Mortgage Association with a fair value of $231.3 million, securities issued by the Federal National Mortgage Association with a fair value of $85.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $59.2 million, and securities issued by other non-governmental issuers with a fair value of $1,260.6 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2023 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$93.4	$(4.1)	$381.9	$(108.6)	$475.3	$(112.7)
States and Political Subdivisions	374.3	(22.0)	873.5	(272.7)	1,247.8	(294.7)
Foreign Governments	0.1	—	2.4	(0.9)	2.5	(0.9)
Corporate Securities:
Bonds and Notes	608.6	(54.1)	2,638.0	(597.5)	3,246.6	(651.6)
Redeemable Preferred Stocks	—	—	7.4	(1.3)	7.4	(1.3)
Collateralized Loan Obligations	21.9	(0.3)	776.2	(29.8)	798.1	(30.1)
Other Mortgage- and Asset-backed	25.3	(0.4)	276.5	(57.3)	301.8	(57.7)
Total Fixed Maturities	$1,123.6	$(80.9)	$4,955.9	$(1,068.1)	$6,079.5	$(1,149.0)

Investment-grade fixed maturity investments comprised $1,120.1 million and below-investment-grade Fixed Maturity Investments comprised $28.9 million of the unrealized losses on investments in fixed maturities at September 30, 2023. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 9.4% of the amortized cost basis of the investment.

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

Fixed Maturities - Expected Credit Losses

The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for nine months ended September 30, 2023.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.7	$8.9	$9.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.2	2.2
Reduction Due to Sales	(0.3)	(1.9)	(2.2)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.1	(1.1)	(1.0)
Write-offs Charged Against Allowance	—	—	—
End of the Period	$0.5	$8.1	$8.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the nine months ended September 30, 2022.

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
Equity Securities at Fair Value
Investments in Equity Securities at Fair Value were $233.4 million and $243.2 million at September 30, 2023 and December 31, 2022, respectively. Net unrealized gains arising during the nine months ended September 30, 2023 and recognized in earnings, related to such investments still held as of September 30, 2023, were $5.1 million.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at September 30, 2023 or December 31, 2022. There were $20.7 million and $0.0 million in unsettled sales of Investments in Equity Securities at Fair Value at September 30, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss at September 30, 2023 is limited to the total carrying value of $224.1 million. In addition, the Company had outstanding commitments totaling approximately $89.4 million to fund Equity Method Limited Liability Investments at September 30, 2023. At September 30, 2023, 2.5% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 5.5% was reported with a one month lag and the remainder was reported with more than a one-month lag.

There were no unsettled purchases of Equity Method Limited Liability Investments at September 30, 2023 or December 31, 2022. There were $2.1 million and $35.2 million unsettled sales of Equity Method Limited Liability Investments at September 30, 2023 and December 31, 2022, respectively. Unsettled sales of Equity Method Limited Liability Investments are carried within Other Receivables on the Condensed Consolidated Balance Sheets.

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

The Company’s maximum exposure to loss at September 30, 2023 is limited to the total carrying value of $17.2 million. The Company had no outstanding commitments to fund Alternative Energy Partnership Investments as of September 30, 2023. Alternative Energy Partnership Investments are reported on a three-month lag.

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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at September 30, 2023 and December 31, 2022 were $281.8 million and $283.4 million, respectively.

Other Investments
The carrying values of the Company’s Other Investments at September 30, 2023 and December 31, 2022 were:

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
Equity Securities at Modified Cost	$33.1	$38.4
Convertible Securities at Fair Value	45.9	43.3
Real Estate at Depreciated Cost	95.4	93.6
Mortgage Loans	98.5	91.1
Other	0.2	3.5
Total	$273.1	$269.9
The Company performs a qualitative impairment analysis of its Other Investments on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of Loss to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the nine months ended September 30, 2023. The Company did not recognize any impairment on Equity Securities at Modified Cost for nine months ended September 30, 2023 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $7.5 million of cumulative impairments on Equity Securities at Modified Cost held as of September 30, 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Investments (Continued)
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2023 and 2022 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Investment Income:
Interest on Fixed Income Securities	$259.8	$218.4	$86.5	$76.9
Dividends on Equity Securities Excluding Alternative Investments	3.4	4.3	1.2	1.1
Alternative Investments:
Equity Method Limited Liability Investments	8.2	28.0	4.3	(0.6)
Limited Liability Investments Included in Equity Securities	14.3	34.9	5.4	8.8
Total Alternative Investments	22.5	62.9	9.7	8.2
Short-term Investments	11.9	1.4	6.0	1.1
Loans to Policyholders	15.6	16.3	5.1	5.5
Real Estate	6.6	7.6	2.3	3.1
Company-Owned Life Insurance	22.6	28.0	6.4	9.9
Other	10.1	5.1	1.8	1.7
Total Investment Income	352.5	344.0	119.0	107.5
Investment Expenses:
Real Estate	6.0	5.8	1.7	2.3
Other Investment Expenses	31.4	21.9	10.3	7.4
Total Investment Expenses	37.4	27.7	12.0	9.7
Net Investment Income	$315.1	$316.3	$107.0	$97.8
Gross gains and losses on sales of investments in fixed maturities and gains and losses associated with Ultra-Long Treasury Futures for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Fixed Maturities:
Gains on Sales	$2.3	$28.0	$0.8	$14.2
Losses on Sales	(10.5)	(27.5)	(1.2)	(23.9)
(Losses) Gains on Hedging Activity	(29.7)	—	(29.4)	(0.3)
Note 10 - Derivatives

The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates.

The Company entered into derivative agreements with maturity dates throughout 2023. Derivative instruments are carried at fair value on the Condensed Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Condensed Consolidated Statements of Loss within Net Realized Investment Gains or Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets. As of September 30, 2023, no derivatives qualified for hedge accounting, therefore, amounts previously held in Accumulated Other Comprehensive Loss have been recognized through the Condensed Consolidated Statements of Loss.

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

Ultra-Long Treasury Futures

During 2023, the Company entered into two transactions of exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly. The Treasury Futures renewed in the third quarter of 2023. The open treasury futures do not qualify for hedge accounting. The results are shown in the Primary Risks Managed by Derivatives section below.

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

Primary Risks Managed by Derivatives
The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and fair value of the Company’s derivatives:

		September 30, 2023			December 31, 2022
(Dollars in Millions)			Fair Value			Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Interest Swap Lock	Interest Rate Risk	$—	$—	$—	$5.0	$—	$0.4

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$202.5	$—	$15.6	$—	$—	$—
Reverse Treasury Lock	Interest Rate Risk	$—	$—	$—	$100.0	$1.7	$—

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Fair Value Measurements (Continued)
The valuation of assets and liabilities measured at fair value in Company’s Condensed Consolidated Balance Sheets at September 30, 2023 is summarized below.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$94.4	$392.8	$—	$—	$487.2
States and Political Subdivisions	—	1,320.1	0.1	—	1,320.2
Foreign Governments	—	4.2	—	—	4.2
Corporate Securities:
Bonds and Notes	—	3,212.0	182.4	—	3,394.4
Redeemable Preferred Stock	—	1.2	6.6	—	7.8
Collateralized Loan Obligations	—	956.2	—	—	956.2
Other Mortgage and Asset-backed	—	299.7	4.8	—	304.5
Total Investments in Fixed Maturities	94.4	6,186.2	193.9	—	6,474.5
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	19.9	—	—	19.9
Other Industries	—	8.4	3.3	—	11.7
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	0.2	—	0.4	—	0.6
Other Equity Interests:
Exchange Traded Funds	7.1	—	—	—	7.1
Limited Liability Companies and Limited Partnerships	—	—	—	193.5	193.5
Total Investments in Equity Securities at Fair Value	7.9	28.3	3.7	193.5	233.4
Other Investments:
Convertible Securities at Fair Value	—	45.9	—	—	45.9
Total Assets	$102.3	$6,260.4	$197.6	$193.5	$6,753.8
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Not Designated as Cash Flow Hedges	$—	$15.6	$—	$—	$15.6
Total Liabilities	$—	$15.6	$—	$—	$15.6

At September 30, 2023, the Company had unfunded commitments to invest an additional $103.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at September 30, 2023.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$58.7	4.2%	-	16.4%	9.6%
Non-investment-grade:
Senior Debt	Market Yield	41.9	11.0	-	36.7	13.8
Junior Debt	Market Yield	32.2	12.4	-	22.5	14.6
Other	Various	61.1
Total Level 3 Fixed Maturity Investments		$193.9
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2023 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$216.0	$—	$6.8	$5.1	$2.1	$230.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of Loss	0.7	—	—	—	0.1	0.8
Included in Other Comprehensive Income	0.2	—	(0.2)	(0.3)	—	(0.3)
Purchases	44.0	0.1	—	—	1.1	45.2
Settlements	—	—	—	—	—	—
Sales	(83.4)	—	—	—	—	(83.4)
Transfers into Level 3	5.0	—	—	—	0.4	5.4
Transfers out of Level 3	(0.1)	—	—	—	—	(0.1)
Balance at End of Period	$182.4	$0.1	$6.6	$4.8	$3.7	$197.6
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2023 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$187.4	$—	$6.7	$5.2	$2.2	$201.5
Total Gains (Losses):
Included in Condensed Consolidated Statements of Loss	0.2	—	—	—	1.5	1.7
Included in Other Comprehensive Income	(2.2)	—	(0.1)	(0.4)	—	(2.7)
Purchases	6.1	0.1	—	—	—	6.2
Settlements	—	—	—	—	—	—
Sales	(14.1)	—	—	—	—	(14.1)
Transfers into Level 3	5.0	—	—	—	—	5.0
Transfers out of Level 3	—	—	—	—	—	—
Balance at End of Period	$182.4	$0.1	$6.6	$4.8	$3.7	$197.6
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

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$236.8	$6.1	$7.0	$1.5	$251.4
Total (Losses) Gains:
Included in Condensed Consolidated Statements of Loss	(12.2)	—	—	—	(12.2)
Included in Other Comprehensive Loss	(12.2)	(1.3)	(1.8)	0.2	(15.1)
Purchases	115.1	2.0	—	2.7	119.8
Settlements	—	—	—	—	—
Sales	(126.0)	—	—	(1.9)	(127.9)
Transfers into Level 3	22.9	—	—	—	22.9
Transfers out of Level 3	(5.7)	—	—	—	(5.7)
Balance at End of Period	$218.7	$6.8	$5.2	$2.5	$233.2
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2022 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Period	$177.1	$6.9	$5.6	$1.7	$191.3
Total (Losses) Gains:
Included in Condensed Consolidated Statements of Loss	(6.3)	—	—	—	(6.3)
Included in Other Comprehensive Loss	(2.8)	(0.1)	(0.4)	—	(3.3)
Purchases	93.5	—	—	2.7	96.2
Settlements	—	—	—	—	—
Sales	(60.4)	—	—	(1.9)	(62.3)
Transfers into Level 3	17.6	—	—	—	17.6
Transfers out of Level 3	—	—	—	—	—
Balance at End of Period	$218.7	$6.8	$5.2	$2.5	$233.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using net asset value (“NAV”) and their unfunded commitments by asset class as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Mezzanine Debt	$123.8	$45.8	$114.3	$51.6
Senior Debt	21.7	41.3	21.6	42.0
Distressed Debt	8.0	—	9.4	—
Secondary Transactions	8.2	1.7	9.3	1.7
Hedge Fund	0.1	—	0.5	—
Leveraged Buyout	9.9	0.6	8.9	0.6
Growth Equity	1.2	—	1.2	—
Real Estate	41.6	—	43.3	—
Other	9.6	—	8.5	—
Total Equity Method Limited Liability Investments	224.1	89.4	217.0	95.9

Alternative Energy Partnership Investments	17.2	—	16.3	—

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	121.9	62.8	106.0	56.0
Senior Debt	25.1	10.5	21.9	6.0
Distressed Debt	12.8	13.0	12.5	13.0
Secondary Transactions	2.9	3.1	3.5	4.2
Hedge Funds	3.0	—	18.1	—
Leveraged Buyout	21.6	7.0	21.6	9.0
Growth Equity	6.1	6.7	5.4	7.9
Real Estate	0.1	0.2	—	—
Other	—	—	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	193.5	103.3	189.1	96.3

Reported as Equity Securities at Modified Cost:
Other	5.3	—	8.3	—
Total Reported as Equity Securities at Modified Cost	5.3	—	8.3	—
Total Investments in Limited Liability Companies and Limited Partnerships	$440.1	$192.7	$430.7	$192.2
At September 30, 2023, the Company had unfunded commitments to invest an additional $192.7 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests and Equity Method Limited Liability Investments if funded.

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
The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	September 30, 2023		December 31, 2022
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$281.8	$281.8	$283.4	$283.4
Short-term Investments	418.5	418.5	278.4	278.4
Mortgage Loans	98.5	98.5	91.1	91.1
Company-Owned Life Insurance	506.9	506.9	586.5	586.5
Equity Securities at Modified Cost	33.1	33.1	38.4	38.4
Financial Liabilities:
Long-term Debt	$1,388.6	$1,158.0	$1,386.9	$1,195.1
Policyholder Obligations	557.4	557.4	601.0	601.0

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
Note 12 - Variable Interest Entities
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity's operations through voting rights or do not substantively participate in the gains and losses of the entity. The Company consolidates VIEs in which the Company is deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect that entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

Reciprocal Exchange

The Company has formed a management company that acts as attorney-in-fact (“AIF”) for Kemper Reciprocal (the “Reciprocal Exchange” or “Exchange”), an Illinois-domiciled reciprocal insurance exchange. The Exchange principally writes specialty personal automobile policies sold to subscribers of the Exchange. The establishment of Kemper Reciprocal was completed in the third quarter of 2023.

The Company consolidates the Exchange since (1) the AIF manages the business operations of the Exchange and therefore has the power to direct the activities that most significantly impact the economic performance of the Exchange and (2) the Company has provided capital to the Exchange and would absorb any expected losses that could potentially be significant to the Exchange. The Exchange’s anticipated economic performance is the product of its underwriting and investment results. The AIF receives a management fee for the services provided to the Reciprocal Exchange. The management fee revenues are based upon all premiums written or assumed by the Exchange. The AIF determines the management fee rate to be paid by the Exchange. This rate cannot exceed 30% of the Exchange’s gross written and assumed premiums.

The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of September 30, 2023, the Company contributed $4.0 million of surplus to the Reciprocal Exchange. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net Loss. However, the management fee income earned by the AIF is reported in Net Loss attributable to Kemper Corporation and is included in the basic and diluted earnings per share.

Noncontrolling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. Since the Company has no ownership interest in the Exchange, the difference between the value of the Exchange’s assets and liabilities represents noncontrolling interest and any income or loss generated by the net assets of the Exchange is presented as income or loss attributable to noncontrolling interest.

Alternative Energy Partnership

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Variable Interest Entities (Continued)
The Company’s interest in the Alternative Energy Partnership Investment is considered an investment in a VIE. The Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance of the entity and therefore is not required to consolidate the VIE. The project sponsor governs the entity and the Company only has consent rights that have been deemed protective in nature and does not participate in key economic decisions of the entity.

The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Condensed Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax Benefit on the Consolidated Statements of Loss.

The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the nine and three months ended September 30, 2023 and 2022.

	Nine Months Ended		Three Months Ended
(Dollars in millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Fundings	$—	$—	$—	$—
Cash Distribution from Investment	1.5	1.5	0.5	0.6
Income (Loss) on Investments in Alternative Energy Partnership	2.3	(21.2)	0.8	0.4
Income Tax (Recaptures) Credits Recognized	(0.1)	3.9	—	—
Tax (Expense) Benefit Recognized from Alternative Energy Partnership	(0.5)	4.1	(0.2)	(0.1)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of September 30, 2023 and December 31, 2022.

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Cash	$2.8	$3.0
Equipment, Net of Depreciation	256.6	261.7
Other Assets	6.9	5.1
Total Unconsolidated Assets	266.4	269.7
Maximum Loss Exposure	17.2	16.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.2 million and $16.3 million, which is the carrying value of the investment at September 30, 2023 and December 31, 2022, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2023 and 2022.

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2023	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	(514.9)
Other Comprehensive (Loss) Income Before Reclassifications	(183.3)	0.5	(5.4)	—	171.9	(16.3)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(1.7), $0.5, $(14.1), $0.0, $0.0 and $(15.3)	6.5	(1.7)	53.1	(0.1)	—	57.8
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $47.1, $0.4, $(12.6), $0.0, $(45.7), and $(10.8)	(176.8)	(1.2)	47.7	(0.1)	171.9	41.5
Balance as of September 30, 2023	$(896.2)	$(3.4)	$10.5	$2.7	$413.0	$(473.4)

(Dollars in Millions)	Net Unrealized Gains (Losses) on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	(Loss) Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2022	$505.8	$(3.7)	$(52.1)	$(1.9)	$(849.7)	$(401.6)
Other Comprehensive (Loss) Income Before Reclassifications	(1,281.0)	(1.0)	—	4.7	1,122.5	(154.8)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit of $4.5, $0.0, $0.0, $0.0, $0.0 and $4.5	(17.2)	—	(0.2)	—	—	(17.4)
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $345.0, $0.3, $0.1, $(1.2), $(298.4), and $45.8	(1,298.2)	(1.0)	(0.2)	4.7	1,122.5	(172.2)
Balance as of September 30, 2022	$(792.4)	$(4.7)	$(52.3)	$2.8	$272.8	$(573.8)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (Continued)
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the three months ended September 30, 2023 and 2022.

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2023	$(637.6)	$(2.3)	$(38.0)	$2.7	$194.4	$(480.8)
Other Comprehensive (Loss) Income Before Reclassifications	(258.7)	(0.9)	(5.4)	—	218.6	(46.4)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit (Expense) of $0.1, $0.1, $(14.4), $0.0, $0.0 and $(14.2)	0.1	(0.2)	53.9	—	—	53.8
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $67.5, $0.8, $(12.6), $0.0, $(58.2), and $(2.5)	(258.6)	(1.1)	48.5	—	218.6	7.4
Balance as of September 30, 2023	$(896.2)	$(3.4)	$10.5	$2.7	$413.0	$(473.4)

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedge	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2022	$(467.3)	$(4.1)	$(52.2)	$2.8	$11.4	$(509.4)
Other Comprehensive (Loss) Income Before Reclassifications	(309.1)	(0.6)	—	—	261.4	(48.3)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit of $4.3, $0.0,$0.0, $0.0, $0.0, and $4.3	(16.0)	—	(0.1)	—	—	(16.1)
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $86.4, $0.2, $0.1, $0.0 $(69.5) and $17.2	(325.1)	(0.6)	(0.1)	—	261.4	(64.4)
Balance as of September 30, 2022	$(792.4)	$(4.7)	$(52.3)	$2.8	$272.8	$(573.8)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Loss as follows:

Components of AOCI	Consolidated Statements of Loss Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Investment (Losses) Gains and Impairment Gains (Losses)
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
(Loss) Gain on Cash Flow Hedges	Interest and Other Expenses
Change in Discount Rate on Future Life Policyholder Benefits	Not Applicable

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of September 30, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the nine and three months ended September 30, 2023 and 2022, Kemper did not repurchase any shares of its common stock.
Employee Stock Purchase Plan
During the nine months ended September 30, 2023 and 2022, the Company issued 68,000 and 79,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $40.61 and $40.54 per share. Compensation costs charged against income were $0.5 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
During the three months ended September 30, 2023 and 2022, the Company issued 24,000 and 31,000 shares under the ESPP at a discounted price of $35.73 and $35.07 per share, respectively. Compensation costs charged against income were $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively.
Note 15 - Pension Benefits and Postretirement Benefits Other Than Pensions
The Company sponsored a qualified defined benefit pension plan (the “Pension Plan”) that covered approximately 3,100 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan was generally non-contributory, but participation required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who were required to contribute to the Pension Plan were based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funded the Pension Plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

In the third quarter of 2023, the Company's Pension Plan made lump-sum payments to certain inactive vested plan participants that are not currently receiving benefit payments and elected to receive lump-sum payments and purchased annuities on behalf of remaining plan participants. For plan participants who elected lump-sum payments during the election window, payments of $90.0 million were distributed. Group annuity contracts were purchased from Banner Life Insurance Company for $205.7 million for the remaining plan participants for whom Banner irrevocably assumed the pension obligations. These transactions resulted in a full settlement of the Pension Plan and a $70.2 million noncash settlement charge ($55.5 million after-tax) for the unamortized net unrecognized postretirement benefit costs related to the settled obligations recorded in Interest and Other Expenses on the Condensed Consolidated Statements of Loss. The Pension Plan continues to have approximately $16.0 million of net assets remaining in the trust after the termination and was included within Other Assets in the accompanying consolidated balance sheet as of September 30, 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Pension Benefits and Postretirement Benefits Other Than Pensions (Continued)
The components of Pension Expense for the Pension Plan for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Interest Cost on Projected Benefit Obligation	$8.4	$6.5	$1.5	$2.2
Expected Return on Plan Assets	(7.9)	(5.6)	(1.4)	(1.9)
Amortization of Prior Service Cost	0.4	0.5	0.1	0.2
Amortization of Net Actuarial Loss	—	1.3	—	0.4
Pension Settlement Expense	70.2	—	70.2	—
Total Pension Expense	$71.1	$2.7	$70.4	$0.9
The Company sponsors two other than pension postretirement benefit (“OPEB”) plans (together the “OPEB Plans”) that together provide medical, dental and/or life insurance benefits to approximately 300 retired and 500 active employees.
The components of OPEB Benefit for the OPEB Plans for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Service Cost	$0.1	$0.1	$—	$—
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.1	0.1	—
Amortization of Prior Service Credit	(1.0)	(1.0)	(0.3)	(0.3)
Amortization of Net Gain	(1.3)	(1.3)	(0.4)	(0.5)
Total OPEB Benefit	$(1.9)	$(2.1)	$(0.6)	$(0.8)
The non-service cost components of the Pension Plan and OPEB Plans are presented within the Interest and Other Expenses line item in the Condensed Consolidated Statements of Loss.
Note 16 - Policyholder Obligations
Policyholder Obligations at September 30, 2023 and December 31, 2022 were as follows:

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
FHLB Funding Agreements	$557.4	$601.0
Universal Life-type Policyholder Account Balances	98.9	100.3
Total	$656.3	$701.3
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the nine months ended September 30, 2023, United Insurance received advances of $122.5 million from the FHLB of Chicago and made repayments of $166.1 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at September 30, 2023 and December 31, 2022 is presented below.

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
Liability under Funding Agreements	$557.4	$601.0
Fair Value of Collateral Pledged	619.1	744.6
FHLB of Chicago Common Stock Owned at Cost	16.6	17.5
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of September 30, 2023 and 2022. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $298.2 million and $311.4 million as of September 30, 2023 and December 31, 2022, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts were $97.8 million and $100.0 million as of September 30, 2023 and December 31, 2022, respectively.
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
Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of September 30, 2023 was $376.0 million. There were no outstanding borrowings under the credit agreement at either September 30, 2023 or December 31, 2022.
Long-term Debt
Total amortized cost of Long-term Debt outstanding at September 30, 2023 and December 31, 2022 was:

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
Senior Notes:
4.350% Senior Notes due February 15, 2025	$449.6	$449.3
2.400% Senior Notes due September 30, 2030	396.9	396.6
3.800% Senior Notes due February 23, 2032	395.8	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	146.3	145.5
Total Long-term Debt Outstanding	$1,388.6	$1,386.9
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17 - Debt (Continued)
2.400% Senior Notes Due 2030
Kemper has $400.0 million aggregate principal of 2.400% senior notes due September 30, 2030 (the “2030 Senior Notes”). The net issuance proceeds were $395.8 million, net of discount and transaction costs for an effective yield of 2.52%. The 2030 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time, at Kemper’s option, at specified redemption prices.
3.800% Senior Notes Due 2032
On February 15, 2022, Kemper offered and sold $400.0 million aggregate principal of 3.800% senior notes due February 23, 2032 (the “2032 Senior Notes”). The net proceeds of issuance were $395.1 million, net of discount and transaction costs, for an effective yield of 3.950%. The 2032 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time, at Kemper’s option, at specified redemption prices.
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Income (Loss). Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.4 million for the nine months ended September 30, 2023. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended September 30, 2024 as interest expense on the debt is recognized.
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

Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023, and ceased to exist as an insurance company. As a requirement of membership in the FHLBs, United Insurance, Trinity, and AAC maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. No short-term debt advances from the FHLBs of Chicago or Dallas were outstanding on September 30, 2023 or December 31, 2022. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 16, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.

Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $42.2 million and $14.1 million for the nine and three months ended September 30, 2023 and, respectively. Interest

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17 - Debt (Continued)
paid, including facility fees, was $47.2 million and $19.9 million for the nine and three months ended September 30, 2023, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $41.0 million and $14.3 million for the nine and three months ended September 30, 2022, respectively. Interest paid, including facility fees, was $49.4 million and $25.0 million for the nine and three months ended September 30, 2022, respectively.
Note 18 - Leases
The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from one to fifteen years, along with options that permit renewals for additional periods. The Company also leases certain vehicles and equipment under non-cancelable operating leases, with initial terms typically ranging from one to five years. Minimum rent is expensed on a straight-line basis over the term of the lease.
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
Operating Lease Right-of-Use Assets	$34.7	$45.1
Operating Lease Liabilities	60.6	72.6
Lease expenses are primarily included in Insurance Expenses in the Condensed Consolidated Statements of Loss. Additional information regarding the Company’s lease cost is presented below.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Lease Cost:
Operating Lease Cost	$11.9	$17.2	$4.0	$5.8
Variable Lease Cost	3.2	0.2	1.0	0.1
Short-Term Lease Cost[1]	0.5	3.2	(0.3)	1.0
Total Lease Expense	$15.6	$20.6	$4.7	$6.9
Less: Sub-Lease Income	—	0.1	—	—
Total Lease Cost	$15.6	$20.5	$4.7	$6.9
1 Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
The Company incurred expenses of $18.0 million and $14.8 million during the nine and three months ended September 30, 2023, respectively, associated with lease abandonments. The Company had no expenses during the nine and three months ended September 30, 2022, respectively, associated with lease abandonments.

Other Information on Operating Leases
Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022
Operating Cash Flows from Operating Lease (Fixed Payments)	$19.6	$19.1
Operating Cash Flows from Operating Lease (Liability Reduction)	17.8	17.1
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	6.6	10.1
As of September 30, 2023, the Company does not have any finance leases.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 18 - Leases (Continued)
Significant judgments and assumptions for determining lease asset and liability at September 30, 2023 and 2022 are presented below.

	Nine Months Ended
	Sep 30, 2023	Sep 30, 2022
Weighted-average Remaining Lease Term - Finance Leases	N/A	0.3 years
Weighted-average Remaining Lease Term - Operating Leases	5.6 years	5.6 years
Weighted-average Discount Rate - Finance Leases	N/A	0.6%
Weighted-average Discount Rate - Operating Leases	4.0%	3.4%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine its lease payments’ present value.
Future minimum lease payments under operating leases at September 30, 2023 are presented below. There are no significant future minimum lease payments under finance leases.

(Dollars in Millions)	Sep 30, 2023
Remainder of 2023	$5.7
2024	19.3
2025	14.5
2026	8.5
2027	6.3
2028 and Thereafter	19.1
Total Future Payments	$73.4
Less Imputed Interest	12.8
Present Value of Minimum Lease Payments	$60.6
Note 19 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 and 2018. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination for carry-back adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to June 30, 2024. Tax years 2019, 2020 and 2021 are subject to a statute of three years from the extended due dates of October 15, 2020, 2021, and 2022, respectively.

The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.

There were no Unrecognized Tax Benefits at September 30, 2023, or December 31, 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Benefit.

For the nine months ended September 30, 2023 and 2022, federal income tax refunds received, net of income taxes paid, were $113.6 million and $0.4 million, respectively.

For the nine months ended September 30, 2023, state income taxes paid, net of refunds received, were $0.1 million. For the nine months ended September 30, 2022, state income taxes paid, net of refunds received, were negligible. No foreign income taxes were paid or refunds received for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

In the third quarter of 2023, the Company announced that it will exit the Preferred Property and Casualty Insurance business and will actively reduce the business beginning in third quarter 2023, with all policies being non-renewed or canceled in accordance with applicable state regulations. In connection with the exit, the Company changed its calculation of Adjusted Consolidated Net Loss to exclude the results of the Preferred Property and Casualty Insurance business effective July 1, 2023, since the results are irrelevant to ongoing operations of the Company and do not qualify for Discontinued Operations under U.S. GAAP. The results of this business, previously reported as a reportable segment, are now reflected as Non-Core Operations and presented as a reconciling item between Segment Adjusted Operating Net Loss and Net Loss. Prior period amounts have been recast to reflect the change in reportable segments and the segment measure of performance.

Net Loss Attributable to Kemper Corporation was $323.5 million ($(5.05) per unrestricted common share) for the nine months ended September 30, 2023, compared to Net Loss Attributable to Kemper Corporation of $233.3 million ($(3.66) per unrestricted common share) for the same period in 2022.

Net Loss Attributable to Kemper Corporation was $146.3 million ($(2.28) per unrestricted common share) for the three months ended September 30, 2023, compared to Net Loss Attributable to Kemper Corporation of $74.8 million ($(1.17) per unrestricted common share) for the same period in 2022.

Summary of Results (Continued)
A reconciliation of Net Loss to Adjusted Consolidated Net Operating Loss (a non-GAAP financial measure) for the nine and three months ended September 30, 2023 and 2022 is presented below.

	Nine Months Ended			Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2023	Sep 30, 2022	Change	Sep 30, 2023	Sep 30, 2022	Change
Net Loss	$(323.6)	$(233.3)	$(90.3)	$(146.4)	$(74.8)	$(71.6)
Less: Net Loss Attributable to Noncontrolling Interest	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Net Loss attributable to Kemper Corporation	(323.5)	(233.3)	(90.2)	(146.3)	(74.8)	(71.5)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	5.5	(63.1)	68.6	2.3	(8.8)	11.1
Net Realized Investment (Losses) Gains	(30.3)	0.3	(30.6)	(22.9)	(9.6)	(13.3)
Impairment Gains (Losses)	0.1	(17.5)	17.6	(0.8)	(6.6)	5.8
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(80.5)	(32.2)	(48.3)	(34.2)	(20.7)	(13.5)
Debt Extinguishment, Pension Settlement, and Other Charges	(55.5)	(2.9)	(52.6)	(55.5)	—	(55.5)
Goodwill Impairment Charge	(45.5)	—	(45.5)	—	—	—
Non-Core Operations	$(19.5)	$(25.0)	$5.5	$(7.3)	$(2.1)	$(5.2)
Adjusted Consolidated Net Operating Loss	$(97.8)	$(92.9)	$(4.9)	$(27.9)	$(27.0)	$(0.9)

Components of Adjusted Consolidated Net Operating Loss:
Segment Adjusted Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(102.4)	$(112.3)	$9.9	$(33.2)	$(28.7)	$(4.5)
Life Insurance	36.8	45.8	(9.0)	14.7	14.0	0.7
Total Segment Adjusted Net Operating Loss	(65.6)	(66.5)	0.9	(18.5)	(14.7)	(3.8)
Corporate and Other Adjusted Net Operating Loss From:
Other	(32.2)	(26.4)	(5.8)	(9.4)	(12.3)	2.9
Total Corporate and Other Adjusted Net Operating Loss	(32.2)	(26.4)	(5.8)	(9.4)	(12.3)	2.9
Adjusted Consolidated Net Operating Loss	$(97.8)	$(92.9)	$(4.9)	$(27.9)	$(27.0)	$(0.9)
Net Loss attributable to Kemper Corporation
Net Loss attributable to Kemper Corporation increased by $90.2 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to a $55.5 million after-tax noncash charge related to the settlement of the Company’s pension obligations, increased Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, a $45.5 million after-tax charge from the impairment of the goodwill asset related to the Preferred Property & Casualty Insurance business, and Net Realized Losses on Investments, partially offset by favorable changes in the Change in Fair Value of Equity and Convertible Securities and a reduction in Impairment Losses. Adjusted Consolidated Net Operating Loss increased by $4.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily due to a decrease from the Life Insurance Segment, partially offset by a reduction in Segment Insurance Net Operating Losses in the Specialty Segment.

Net Loss attributable to Kemper Corporation increased by $71.5 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to a Pension settlement charge, as described above, increased Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, as well as Net Realized Losses on Investments. Adjusted Consolidated Net Operating Loss increased by $0.9 million for the three months ended September 30, 2023, compared to the same period in 2022.

See “Specialty Property & Casualty Insurance,” and “Life Insurance,” for discussion of each respective segment’s results. Corporate and Other Adjusted Net Operating Loss increased for the nine months ended September 30, 2023 compared to the same periods in 2022, due primarily to a decrease in Net Investment Income.

Summary of Results (Continued)

Corporate and Other Adjusted Net Operating Loss decreased for the three months ended September 30, 2023 compared to the same periods in 2022, due primarily to an increase in Net Investment Income.

Revenues
Earned Premiums were $3,465.6 million for the nine months ended September 30, 2023, compared to $3,948.5 million for the same period in 2022, a decrease of $482.9 million. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $297.9 million for the nine months ended September 30, 2023, compared to the same period in 2022. Earned premiums in the Life Insurance segments decreased by $125.3 million for the nine months ended September 30, 2023, compared to the same period in 2022. See “Specialty Property & Casualty Insurance”, and “ Life Insurance” for discussion of the changes in each segment’s earned premiums.
Earned Premiums were $1,117.8 million for the three months ended September 30, 2023, compared to $1,290.9 million for the same period in 2022, a decrease of $173.1 million. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $109.1 million for the three months ended September 30, 2023, compared to the same period in 2022. Earned premiums in the Life Insurance segments decreased by $40.0 million for the three months ended September 30, 2023, compared to the same period in 2022. See “Specialty Property & Casualty Insurance”, and “ Life Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $1.2 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to lower returns on Equity Method Limited Liability Investments and Equity Securities offset by higher rate earned on Fixed Income Securities.
Net Investment Income increased by $9.2 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to higher rate earned on Fixed Income Securities, Short Term Investments and Equity Method Limited Liability Investments offset by lower returns on Company Owned Life Insurance and Equity Securities.
Gain from the Change in Value of Alternative Energy Partnership Investments was $2.3 million for the nine months ended September 30, 2023, compared to loss of $21.2 million for the same period 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.6 million compared to tax benefit of $8.0 million for the nine months ended September 30, 2023 and 2022, respectively. This resulted in net income of $1.7 million and net loss of $13.2 million attributable to Alternative Energy Partnership Investments for the nine months ended September 30, 2023 and 2022, respectively.
Gain from the Change in Value of Alternative Energy Partnership Investments was $0.8 million for the three months ended September 30, 2023, compared to gain of $0.4 million for the same period 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.2 million, compared to tax expense of $0.1 million for the three months ended September 30, 2023 and 2022, respectively. This resulted in net income of $0.6 million and a net income of $0.3 million attributable to Alternative Energy Partnership Investments for the three months ended September 30, 2023 and 2022, respectively.
Other Income was $5.3 million for the nine months ended September 30, 2023, compared to Other Income of $7.3 million for the same period in 2022.
Other Income was $2.4 million for the three months ended September 30, 2023, compared to Other Income of $4.0 million for the same period in 2022.
Net Realized Investment Losses were $38.3 million for the nine months ended September 30, 2023, compared to Net Realized Investment Gains of $0.4 million for the same period in 2022, primarily due to losses on our Ultra-Long Treasury Future derivative transactions.
Net Realized Investment Losses were $30.3 million for the three months ended September 30, 2023, compared to Net Realized Investment Losses of $12.1 million for the same period in 2022, primarily due to losses on our Ultra-Long Treasury Future derivative transactions.
Impairment Gains were $0.1 million for the nine months ended September 30, 2023, compared to Impairment Losses of $22.1 million for the same period in 2022.
Impairment Losses were $1.1 million for the three months ended September 30, 2023, compared to Impairment Losses of $8.3 million for the same period in 2022.
See “Investment Results,” under the sub-captions “Net Realized (Losses) Gains on Sales of Investment” and “Impairment Gains (Losses)” for additional information. The Company cannot predict if or when similar investment gains or losses may occur in the future.

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
(ii) Net Realized Investment (Losses) Gains;
(iii) Impairment Gains (Losses);
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Loss. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Loss for the nine and three months ended September 30, 2023 or 2022.
The Company believes that Adjusted Consolidated Net Operating Loss provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Investment (Losses) Gains and Impairment Gains (Losses) related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction Costs, Integration Costs, and Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension Settlement and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Goodwill impairment charges are excluded because they are infrequent and non-recurring charges. Non-Core Operations includes the results of our Preferred

Non-GAAP Financial Measures (Continued)

Insurance business which we expect to fully exit. These results are excluded because they are irrelevant to our ongoing operations and do not qualify for Discontinued Operations under Generally Accepted Accounting Principles ("GAAP"). Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.

The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net Premiums Written	$2,585.7	$3,012.1	$733.0	$968.5

Earned Premiums	$2,766.9	$3,064.8	$890.4	$999.5
Net Investment Income	125.7	102.8	42.7	33.9
Change in Value of Alternative Energy Partnership Investments	1.3	(10.6)	0.5	0.3
Other Income	3.2	5.0	1.6	2.3
Total Revenues	2,897.1	3,162.0	935.2	1,036.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,301.4	2,709.9	712.1	868.0
Catastrophe Losses and LAE	32.0	23.1	6.2	14.8
Prior Years:
Non-catastrophe Losses and LAE	135.4	(24.8)	78.8	(6.6)
Catastrophe Losses and LAE	(2.4)	0.7	(1.0)	0.2
Total Incurred Losses and LAE	2,466.4	2,708.9	796.1	876.4
Insurance Expenses	563.6	603.5	182.3	198.8
Segment Adjusted Operating Loss	(132.9)	(150.4)	(43.2)	(39.2)
Income Tax Benefit	30.5	38.1	10.0	10.5
Total Segment Adjusted Net Operating Loss	$(102.4)	$(112.3)	$(33.2)	$(28.7)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	83.1%	88.4%	80.0%	86.9%
Current Year Catastrophe Losses and LAE Ratio	1.2	0.8	0.7	1.5
Prior Years Non-catastrophe Losses and LAE Ratio	4.9	(0.8)	8.8	(0.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	—
Total Incurred Loss and LAE Ratio	89.1	88.4	89.4	87.7
Insurance Expense Ratio	20.4	19.7	20.5	19.9
Combined Ratio	109.5%	108.1%	109.9%	107.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	83.1%	88.4%	80.0%	86.9%
Insurance Expense Ratio	20.4	19.7	20.5	19.9
Underlying Combined Ratio	103.5%	108.1%	100.5%	106.8%
Non-GAAP Measure Reconciliation
Combined Ratio	109.5%	108.1%	109.9%	107.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	1.2	0.8	0.7	1.5
Prior Years Non-catastrophe Losses and LAE Ratio	4.9	(0.8)	8.8	(0.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	—
Underlying Combined Ratio	103.5%	108.1%	100.5%	106.8%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
Insurance Reserves:
Personal Automobile	$1,761.6	$1,875.8
Commercial Automobile	570.3	445.3
Insurance Reserves	$2,331.9	$2,321.1

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,048.0	$1,099.9
Incurred But Not Reported	1,107.7	1,041.2
Total Loss and LAE Reserves	2,155.7	2,141.1
Unallocated LAE Reserves	176.2	180.0
Insurance Reserves	$2,331.9	$2,321.1
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
Overall
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
The Specialty Property & Casualty Insurance segment reported a Total Segment Adjusted Net Operating Loss of $102.4 million for the nine months ended September 30, 2023, compared to Total Segment Adjusted Net Operating Loss of $112.3 million for the same period in 2022. Total Segment Adjusted Net Operating Loss improved by $9.9 million mostly driven by a $24.6 million improvement from personal automobile insurance due primarily to higher average earned premiums per exposure resulting from rate increases and lower underlying claim frequency that was partially offset by unfavorable prior year loss and LAE development. The improvement in segment adjusted net operating loss was offset by a $14.7 million decrease from the commercial automobile insurance business due primarily to an increase in the underlying loss ratio from higher claim average severity.

Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $297.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to a decrease in new business resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.

Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $22.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to higher rates on Fixed Income Securities and short-term investments partially offset by lower returns from Equity Securities.

Income related to Changes in Value of Alternative Energy Partnership Investments was $1.3 million for the nine months ended September 30, 2023, compared to loss of $10.6 million for the same period in 2022. Tax expenses related to the Alternative Energy Partnership Investments were $0.0 million for the nine months ended September 30, 2023, compared to benefits of $4.0 million for the nine months ended September 30, 2022. This resulted in net income of $1.3 million and net loss of $6.6 million attributable to Alternative Energy Partnership Investments for the nine months ended September 30, 2023 and 2022, respectively.

Underlying losses and LAE as a percentage of earned premiums were 83.1% for the nine months ended September 30, 2023, an improvement of 5.3 percentage points, compared to the same period in 2022, driven by higher average earned premium per exposure resulting from rate increases and lower underlying claims frequency, partially offset by higher claims average severity from rising inflation and supply chain constraints.

Specialty Property & Casualty Insurance (Continued)
Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $133.0 million for the nine months ended September 30, 2023, compared to favorable development of $24.1 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $32.0 million for the nine months ended September 30, 2023 compared to $23.1 million for the same period in 2022, a deterioration of $8.9 million.
Insurance Expenses were $563.6 million, or 20.4% of earned premiums, for the nine months ended September 30, 2023, an increase of 0.7 percent compared to the same period in 2022.
The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.

Three Months Ended September 30, 2023 Compared to the Same Period in 2022
The Specialty Property & Casualty Insurance segment reported a Total Segment Adjusted Net Operating Loss of $33.2 million for the three months ended September 30, 2023, compared to a Total Segment Adjusted Net Operating Loss of $28.7 million for the same period in 2022. Segment Net Operating Loss increased by $4.5 million mostly driven by a $6.8 million increase in net operating loss from personal automobile insurance due primarily to unfavorable prior year loss and LAE development, partially offset by higher average earned premiums per exposure resulting from rate increases and lower underlying claim frequency.

Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $109.1 million for the three months ended September 30, 2023, compared to the same period in 2022, due to a decrease in new business resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.

Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $8.8 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to higher rates on Fixed Income Securities, Equity Method Limited Liability Investments and Short Term Investments offset by lower returns on Equity Securities.

Underlying losses and LAE as a percentage of earned premiums were 80.0% for the three months ended September 30, 2023, an improvement of 6.9 percentage points, compared to the same period in 2022, driven by personal automobile insurance due primarily to higher average earned premiums per exposure resulting from rate increases and lower underlying claims frequency that were partially offset by higher claim average severity from rising inflation and supply chain constraints. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $77.8 million for the three months ended September 30, 2023, compared to favorable development of $6.4 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $6.2 million for the three months ended September 30, 2023, compared to $14.8 million for the same period in 2022, a decrease of $8.6 million.
Insurance Expenses were $182.3 million, or 20.5% of earned premiums, for the three months ended September 30, 2023, an increase of 0.6 percentage points compared to the same period in 2022.

The Specialty Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.

Specialty Property & Casualty Insurance (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the personal automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net Premiums Written	$2,113.7	$2,542.3	$583.9	$805.2
Earned Premiums	$2,278.5	$2,666.3	$724.0	$858.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,919.8	$2,414.1	$583.5	$757.8
Catastrophe Losses and LAE	27.7	20.9	5.0	13.1
Prior Years:
Non-catastrophe Losses and LAE	113.2	(32.2)	71.8	(6.7)
Catastrophe Losses and LAE	(2.3)	0.6	(0.9)	0.1
Total Incurred Losses and LAE	$2,058.4	$2,403.4	$659.4	$764.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.2%	90.5%	80.6%	88.3%
Current Year Catastrophe Losses and LAE Ratio	1.2	0.8	0.7	1.5
Prior Years Non-catastrophe Losses and LAE Ratio	5.0	(1.2)	9.9	(0.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	(0.1)	—
Total Incurred Loss and LAE Ratio	90.3%	90.1%	91.1%	89.0%
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from personal automobile insurance decreased by $387.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to a decrease in new business driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $2,058.4 million, or 90.3% of earned premiums for the nine months ended September 30, 2023, compared to $2,403.4 million, or 90.1% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums increased due to adverse prior year loss and LAE development, partially offset by an improvement in underlying losses and LAE as a percentage of earned premium driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims. Underlying losses and LAE as a percentage of related earned premiums were 84.2% for the nine months ended September 30, 2023, compared to 90.5% for the same period in 2022, an improvement of 6.3 points. Adverse loss and LAE reserve development was $110.9 million for the nine months ended September 30, 2023, compared to favorable development of $31.6 million for the same period in 2022. Catastrophe losses and LAE (excluding reserve development) were $27.7 million for the nine months ended September 30, 2023, primarily driven by multiple California weather events in the first quarter of 2023, numerous rain and hail events in the second quarter of 2023, and tropical storm activity in the third quarter of 2023, compared to $20.9 million for the same period in 2022.

Three Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from personal automobile insurance decreased by $134.8 million for the three months ended September 30, 2023, compared to the same period in 2022, due to a decrease in new business driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $659.4 million, or 91.1% of earned premiums for the three months ended September 30, 2023, compared to $764.3 million, or 89.0% of earned premiums, for the same period in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to prior year reserve development, partially offset by higher average earned premiums per exposure resulting from rate increases. Underlying losses and LAE as a percentage of related earned premiums were 80.6% for the three months ended September 30, 2023, compared to 88.3% for the same period in 2022, an improvement of 7.7 points driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims. Adverse loss and LAE reserve development was $70.9 million for the three months ended September 30, 2023, compared to favorable development of $6.6 million for the same period in 2022. The adverse loss and LAE development for three months ended September 30, 2023 was largely associated with a $40.6 million increase in estimates for Florida personal injury protection

Specialty Property & Casualty Insurance (Continued)

driven by increased frequency and severity resulting from more litigated claim activity, mainly from policy years 2020 through 2022, and a $23.9 million increase in estimates related to extended development patterns for bodily injury and property damage costs associated with claim activity from the second half of 2022. Catastrophe losses and LAE (excluding reserve development) were $5.0 million for the three months ended September 30, 2023, driven by multiple rain and hail events, compared to $13.1 million for the same period in 2022.

Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net Premiums Written	$472.0	$469.8	$149.1	$163.3
Earned Premiums	$488.4	$398.5	$166.4	$140.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$381.6	$295.8	$128.6	$110.2
Catastrophe Losses and LAE	4.3	2.2	1.2	1.7
Prior Years:
Non-catastrophe Losses and LAE	22.2	7.4	7.0	0.1
Catastrophe Losses and LAE	(0.1)	0.1	(0.1)	0.1
Total Incurred Losses and LAE	$408.0	$305.5	$136.7	$112.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	78.1%	74.2%	77.4%	78.3%
Current Year Catastrophe Losses and LAE Ratio	0.9	0.6	0.7	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	4.5	1.9	4.2	0.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	(0.1)	0.1
Total Incurred Loss and LAE Ratio	83.5%	76.7%	82.2%	79.7%
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from commercial automobile insurance increased by $89.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to higher volume and higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $408.0 million, or 83.5% of earned premiums in 2023, compared to $305.5 million, or 76.7% of earned premiums in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a deterioration in underlying losses and LAE as a percentage of earned premiums, as well as higher levels of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 78.1% for the nine months ended September 30, 2023, compared to 74.2% during the same time period in 2022, a deterioration of 3.9 percentage points due primarily to higher severity trends from rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $22.1 million for the nine months ended September 30, 2023, compared to adverse development of $7.5 million for the same period in 2022.
Three Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from commercial automobile insurance increased by $25.7 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to higher volume and higher average earned premium per exposure. Incurred losses and LAE were $136.7 million, or 82.2% of earned premiums in 2023, compared to $112.1 million, or 79.7% of earned premiums in 2022. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher levels of adverse loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were 77.4% in the three months ended September 30, 2023, compared to 78.3% during the same time period in 2022, an improvement of 0.9 percentage points due primarily to higher average earned premiums per exposure resulting from rate increases. Adverse loss and LAE reserve development was $6.9 million for the three months ended September 30, 2023, compared to adverse development of $0.2 million for the same period in 2022.

Life Insurance
Selected financial information for the Life Insurance segment follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Earned Premiums	$303.6	$428.9	$102.1	$142.1
Net Investment Income	146.3	163.9	49.4	52.6
Changes in Value of Alternative Energy Partnership Investments	0.6	(5.6)	0.2	0.1
Other (Loss) Income	(0.4)	(0.8)	(0.1)	—
Total Revenues	450.1	586.4	151.6	194.8
Policyholders’ Benefits and Incurred Losses and LAE	202.9	272.7	64.7	88.5
Insurance Expenses	204.8	262.2	69.4	90.7
Segment Adjusted Operating Income	42.4	51.5	17.5	15.6
Income Tax Expense	(5.6)	(5.7)	(2.8)	(1.6)
Total Segment Adjusted Net Operating Income	$36.8	$45.8	$14.7	$14.0
INSURANCE RESERVES

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
Insurance Reserves:
Future Policyholder Benefits	$3,048.7	$3,218.5
Incurred Losses and LAE Reserves:
Life	44.6	53.3
Accident and Health	4.8	4.3
Property	2.7	2.3
Total Incurred Losses and LAE Reserves	52.1	59.9
Insurance Reserves	$3,100.8	$3,278.4
See Note 2 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion in the 2022 Annual Report.
Overall
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
Total Segment Adjusted Net Operating Income in the Life Insurance segment was $36.8 million for the nine months ended September 30, 2023, compared to $45.8 million for the same period in 2022.

Earned Premiums in the Life Insurance segment decreased by $125.3 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and lower volume on property insurance.

Net Investment Income decreased by $17.6 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to lower returns from Equity Method Limited Liability Investments.

Income related to Changes in Value of Alternative Energy Partnership Investments was $0.6 million for the nine months ended September 30, 2023, compared to loss of $5.6 million for the same period in 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.0 million and tax benefits of $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. This resulted in net income of $0.6 million and net loss of $3.5 million attributable to Alternative Energy Partnership Investments for the nine months ended September 30, 2023 and 2022, respectively.

Life Insurance (Continued)
Policyholders’ Benefits and Incurred Losses and LAE decreased by $69.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022, changes in mortality experience and lower current year property non-catastrophe losses and LAE.

Insurance Expenses in the Life Insurance segment decreased by $57.4 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022.

The Life Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.
Three Months Ended September 30, 2023 Compared to the Same Period in 2022
Total Segment Adjusted Net Operating Income in the Life Insurance segment was $14.7 million for the three months ended September 30, 2023, compared to Total Segment Adjusted Net Operating Income of $14.0 million for the same period in 2022.
Earned Premiums in the Life Insurance segment decreased by $40.0 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022 and lower volume on property insurance products.

Net Investment Income decreased by $3.2 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to lower returns from Company Owned Life Insurance, partially offset by higher rate earned on Short Term Investments.

Income related to Changes in Value of Alternative Energy Partnership Investments was $0.2 million for the three months ended September 30, 2023, compared to income of $0.1 million for the same period in 2022. There were $0.1 million tax benefits related to the Alternative Energy Partnership Investments for the three months ended September 30, 2023, compared to tax expenses of $0.0 million for the same period in 2022. This resulted in net income of $0.3 million and net income of $0.1 million attributable to Alternative Energy Partnership Investments for the three months ended September 30, 2023 and 2022, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $23.8 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022, changes in mortality experience and lower current year property catastrophe losses and LAE.

Insurance Expenses in the Life Insurance segment decreased by $21.3 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022.

The Life Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.

Life Insurance (Continued)
Life Insurance
Selected financial information for the life insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Earned Premiums	$251.9	$253.8	$84.9	$84.3
Net Investment Income	145.1	159.0	49.0	51.0
Changes in Value of Alternative Energy Partnership Investments	0.6	(5.2)	0.2	0.1
Other (Loss) Income	(0.5)	(1.2)	—	(0.1)
Total Revenues	397.1	406.4	134.1	135.3
Policyholders’ Benefits and Incurred Losses and LAE	183.2	186.8	59.1	61.5
Insurance Expenses	178.3	178.8	59.9	61.7
Adjusted Operating Income	35.6	40.8	15.1	12.1
Income Tax Expense	(4.1)	(3.6)	(2.2)	(0.9)
Total Product Line Adjusted Net Operating Income	$31.5	$37.2	$12.9	$11.2
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from life insurance decreased by $1.9 million for the nine months ended September 30, 2023, compared to the same period in 2022. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $183.2 million for the nine months ended September 30, 2023, compared to $186.8 million for the same period in 2022, a decrease of $3.6 million due primarily to changes in mortality experience.
Insurance Expenses decreased by $0.5 million for the nine months ended September 30, 2023, compared to the same period in 2022.

Three Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from life insurance increased by $0.6 million for the three months ended September 30, 2023, compared to the same period in 2022. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $59.1 million for the three months ended September 30, 2023, compared to $61.5 million for the same period 2022, a decrease of $2.4 million due primarily to changes in mortality experience.
Insurance Expenses decreased by $1.8 million for the three months ended September 30, 2023, compared to the same period in 2022.

Life Insurance (Continued)
Accident and Health Insurance
Selected financial information for the accident and health insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Earned Premiums	$17.5	$136.8	$5.8	$45.9
Net Investment Income	—	2.5	—	0.8
Changes in Value of Alternative Energy Partnership Investments	—	(0.1)	—	—
Other Income (Loss)	0.1	0.4	(0.1)	0.1
Total Revenues	17.6	139.6	5.7	46.8
Policyholders’ Benefits and Incurred Losses and LAE	9.6	70.3	2.5	22.3
Insurance Expenses	8.5	63.3	3.4	22.4
Adjusted Operating (Loss) Income	(0.5)	6.0	(0.2)	2.1
Income Tax Benefit (Expense)	0.1	(1.2)	—	(0.4)
Total Product Line Adjusted Net Operating (Loss) Income	$(0.4)	$4.8	$(0.2)	$1.7
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from accident and health insurance decreased by $119.3 million for the nine months ended September 30, 2023, compared to the same period in 2022. This is due primarily to the disposition of Reserve National in December 2022. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $9.6 million for the nine months ended September 30, 2023, compared to $70.3 million for the same period in 2022. This is due primarily to the disposition of Reserve National in December 2022.

Insurance Expenses decreased by $54.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022.

Three Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from accident and health insurance decreased by $40.1 million for the three months ended September 30, 2023, compared to the same period in 2022. This is due primarily to the disposition of Reserve National in December 2022. Policyholders’ Benefit and Incurred Losses and LAE on accident and health insurance were $2.5 million for the three months ended September 30, 2023, compared to $22.3 million for the same period in 2022. This is due primarily to the disposition of Reserve National in December 2022.

Insurance Expenses decreased by $19.0 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to the disposition of Reserve National in December 2022.

Life Insurance (Continued)
Property Insurance
Selected financial information for the property insurance product line follows.

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Earned Premiums	$34.2	$38.3	$11.4	$11.9
Net Investment Income	1.2	2.4	0.4	0.8
Changes in Value of Alternative Energy Partnership Investments	—	(0.3)	—	—
Total Revenues	35.4	40.4	11.8	12.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	6.6	10.5	2.2	2.8
Catastrophe Losses and LAE	1.9	2.4	0.5	1.4
Prior Years:
Non-catastrophe Losses and LAE	1.1	1.2	0.1	0.1
Catastrophe Losses and LAE	0.5	1.5	0.3	0.4
Total Incurred Losses and LAE	10.1	15.6	3.1	4.7
Insurance Expenses	18.0	20.1	6.1	6.6
Adjusted Operating Income	7.3	4.7	2.6	1.4
Income Tax Expense	(1.6)	(0.9)	(0.6)	(0.3)
Total Product Line Adjusted Net Operating Income	$5.7	$3.8	$2.0	$1.1
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	19.2%	27.4%	19.3%	23.5%
Current Year Catastrophe Losses and LAE Ratio	5.6	6.3	4.4	11.8
Prior Years Non-catastrophe Losses and LAE Ratio	3.2	3.1	0.9	0.8
Prior Years Catastrophe Losses and LAE Ratio	1.5	3.9	2.6	3.4
Total Incurred Loss and LAE Ratio	29.5%	40.7%	27.2%	39.5%
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from property insurance decreased by $4.1 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $10.1 million, or 29.5% of earned premiums, for the nine months ended September 30, 2023, compared to $15.6 million, or 40.7% of earned premiums for the same period in 2022. Underlying losses and LAE were $6.6 million, or 19.2% of earned premiums for the nine months ended September 30, 2023, compared to $10.5 million, or 27.4% of earned premiums for the same period in 2022, a decrease of 8.2 percentage points due primarily to lower claim frequency and severity. Catastrophe losses and LAE (excluding loss reserve development) were $1.9 million for the nine months ended September 30, 2023, compared to $2.4 million for the same period in 2022. Catastrophe losses and LAE decreased $0.5 million due primarily to lower severity of catastrophe claims. Adverse loss and LAE reserve development was $1.6 million for the nine months ended September 30, 2023, compared to adverse development of $2.7 million in the same period in 2022.

Insurance expenses decreased $2.1 million for the nine months ended September 30, 2023, compared to the same period in 2022 due primarily to lower volume of property insurance products.

Three Months Ended September 30, 2023 Compared to the Same Period in 2022
Earned Premiums from property insurance decreased by $0.5 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $3.1 million, or 27.2% of earned premiums, for the three months ended September 30, 2023, compared to $4.7 million, or 39.5% of earned premiums for the same period in 2022. Underlying losses and LAE were $2.2 million, or 19.3% of

Life Insurance (Continued)
earned premiums for the three months ended September 30, 2023, compared to $2.8 million, or 23.5% of earned premiums for the same period in 2022, a decrease of 4.2 percentage points due primarily to lower claim frequency and severity. Catastrophe losses and LAE (excluding loss reserve development) were $0.5 million for the three months ended September 30, 2023, compared to $1.4 million for the same period in 2022. Catastrophe losses and LAE decreased by $0.9 million due primarily to lower severity of catastrophe claims. Adverse loss and LAE reserve development was $0.4 million for the three months ended September 30, 2023, compared to adverse development of $0.5 million for the same period in 2022.

Insurance expenses decreased $0.5 million for the three months ended September 30, 2023, compared to the same period in 2022 due primarily to lower volume of property insurance products.

Investment Results
Net Investment Income
Net Investment Income for the nine and three months ended September 30, 2023 and 2022 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Investment Income:
Interest on Fixed Income Securities	$259.8	$218.4	$86.5	$76.9
Dividends on Equity Securities Excluding Alternative Investments	3.4	4.3	1.2	1.1
Alternative Investments:
Equity Method Limited Liability Investments	8.2	28.0	4.3	(0.6)
Limited Liability Investments Included in Equity Securities	14.3	34.9	5.4	8.8
Total Alternative Investments	22.5	62.9	9.7	8.2
Short-term Investments	11.9	1.4	6.0	1.1
Loans to Policyholders	15.6	16.3	5.1	5.5
Real Estate	6.6	7.6	2.3	3.1
Company-Owned Life Insurance	22.6	28.0	6.4	9.9
Other	10.1	5.1	1.8	1.7
Total Investment Income	352.5	344.0	119.0	107.5
Investment Expenses:
Real Estate	6.0	5.8	1.7	2.3
Other Investment Expenses	31.4	21.9	10.3	7.4
Total Investment Expenses	37.4	27.7	12.0	9.7
Net Investment Income	$315.1	$316.3	$107.0	$97.8
Net Investment Income was $315.1 million and $316.3 million for the nine months ended September 30, 2023 and 2022, respectively. Net Investment Income decreased by $1.2 million in 2023 due primarily to lower returns on Equity Method Limited Liability Investments and Equity Securities offset by higher rate earned on Fixed Income Securities.
Net Investment Income was $107.0 million and $97.8 million for the three months ended September 30, 2023 and 2022, respectively. Net Investment Income increased by $9.2 million in 2023 due primarily to higher rate earned on Fixed Income Securities, Short Term Investments and Equity Method Limited Liability Investments offset by lower returns on Company Owned Life Insurance and Equity Securities.
Income and distributions on Alternative Investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Investment Results (Continued)
Total Comprehensive Investment Losses
The components of Total Comprehensive Investment Losses for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Recognized in Condensed Consolidated Statements of Loss:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$6.9	$(79.9)	$2.8	$(11.2)
Gains on Sales	3.1	34.6	1.3	18.7
Losses on Sales	(11.7)	(34.2)	(2.2)	(30.5)
(Losses) Gains on Hedging Activity	(29.7)	—	(29.4)	(0.3)
Impairment Gains (Losses)	0.1	(22.1)	(1.1)	(8.3)
Net Losses Recognized in Condensed Consolidated Statements of Loss	(31.3)	(101.6)	(28.6)	(31.6)
Recognized in Other Comprehensive Income (Loss)	(226.7)	(1,644.5)	(330.6)	(412.3)
Total Comprehensive Investment Losses	$(258.0)	$(1,746.1)	$(359.2)	$(443.9)
Total Comprehensive Investment Losses were $258.0 million for the nine months ended September 30, 2023, compared to Total Comprehensive Investment Losses of $1,746.1 million for the nine months ended September 30, 2022. The decrease of $1,488.1 million was primarily due to a decrease in the Company’s unrealized loss position on the fixed income bond portfolio.
Total Comprehensive Investment Losses were $359.2 million and $443.9 million for the three months ended September 30, 2023 and 2022. The decrease in loss of $84.7 million was primarily due to a decrease in the Company’s unrealized loss position on the fixed income bond portfolio.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Preferred Stocks	$1.5	$(8.4)	$1.2	$(2.5)
Common Stocks	(0.2)	(0.5)	—	0.8
Other Equity Interests:
Exchange Traded Funds	0.2	(52.1)	(0.2)	(6.6)
Limited Liability Companies and Limited Partnerships	4.7	(14.5)	2.1	(2.3)
Total Other Equity Interests	4.9	(66.6)	1.9	(8.9)
Income (Loss) from Change in Fair Value of Equity Securities	6.2	(75.5)	3.1	(10.6)
Income (Loss) from Change in Fair Value of Convertible Securities	0.7	(4.4)	(0.3)	(0.6)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$6.9	$(79.9)	$2.8	$(11.2)

Investment Results (Continued)
Net Realized (Losses) Gains on Sales of Investment
The components of Net Realized Investment (Losses) Gains for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Fixed Maturities:
Gains on Sales	$2.3	$28.0	$0.8	$14.2
Losses on Sales	(10.5)	(27.5)	(1.2)	(23.9)
(Losses) Gains on Hedging Activity	(29.7)	—	(29.4)	(0.3)
Equity Securities:
Gains on Sales	0.6	6.6	0.5	4.5
Losses on Sales	(1.2)	(6.7)	(1.1)	(6.6)
Other:
Gains on Sales	0.2	—	—	—
Losses on Sales	—	—	0.1	—
Net Realized Investment (Losses) Gains	$(38.3)	$0.4	$(30.3)	$(12.1)

Gross Gains on Sales	$3.1	$34.6	$1.3	$18.7
Gross Losses on Sales	(11.7)	(34.2)	(2.2)	(30.5)
(Losses) Gains on Hedging Activity	(29.7)	—	(29.4)	(0.3)
Net Realized Investment (Losses) Gains	$(38.3)	$0.4	$(30.3)	$(12.1)
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
The components of Impairment Gains (Losses) in the Condensed Consolidated Statements of Loss for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended				Three Months Ended
	Sep 30, 2023		Sep 30, 2022		Sep 30, 2023		Sep 30, 2022
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$0.6	18	$(22.1)	39	$(1.5)	14	$(8.3)	34
Securities Receivable	—	1	—	—	0.8	1	—	—
Mortgage Loans	(0.2)	5	—	—	(0.1)	3	—	—
Other	(0.3)	1	—	—	(0.3)	1	—	—
Impairment Gains (Losses)	$0.1		$(22.1)		$(1.1)		$(8.3)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At September 30, 2023, 95.7% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National

Investment Quality and Concentrations (Continued)
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
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2023 and December 31, 2022:

(Dollars in Millions)		Sep 30, 2023		Dec 31, 2022
NAIC Rating	Rating	Fair Value	Percentage	Fair Value	Percentage
1	AAA, AA, A	$4,638.6	71.6%	$4,896.4	71.0%
2	BBB	1,562.1	24.1	1,687.4	24.5
3-4	BB, B	211.2	3.3	239.7	3.5
5-6	CCC or Lower	62.6	1.0	71.3	1.0
Total Investments in Fixed Maturities		$6,474.5	100.0%	$6,894.8	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $28.9 million and $32.8 million at September 30, 2023 and December 31, 2022, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2023 and December 31, 2022:

	Sep 30, 2023		Dec 31, 2022
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$487.2	5.8%	$528.0	6.0%
States and Political Subdivisions:
Revenue Bonds	1,139.8	13.5	1,324.3	15.1
States	116.6	1.4	143.8	1.6
Political Subdivisions	63.8	0.8	100.8	1.1
Foreign Governments	4.2	—	4.1	—
Total Investments in Governmental Fixed Maturities	$1,811.6	21.5%	$2,101.0	23.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2023 and December 31, 2022.

	Sep 30, 2023		Dec 31, 2022
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,011.5	23.8%	$2,007.5	22.8%
Manufacturing	999.4	11.8	1,085.9	12.4
Transportation, Communication and Utilities	723.8	8.6	733.7	8.3
Services	589.1	7.0	602.4	6.9
Mining	165.4	2.0	173.3	2.0
Retail Trade	140.9	1.7	165.1	1.9
Construction	4.3	0.1	11.7	0.1
Other	28.5	0.3	14.2	0.2
Total Investments in Non-governmental Fixed Maturities	$4,662.9	55.3%	$4,793.8	54.6%

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at September 30, 2023.

(Dollars in Millions)	Number of Issues	Aggregate Fair Value
Below $5	699	$1,423.7
$5 -$10	194	1,436.3
$10 - $20	99	1,331.8
$20 - $30	15	363.6
Greater Than $30	3	107.5
Total	1,010	$4,662.9
The Company’s short-term investments primarily consist of money market funds and short-term bonds. At September 30, 2023, the Company had $227.2 million invested in money market funds, which primarily invest in U.S. Treasury securities and $191.3 million invested in U.S. treasury bills and short-term bonds.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investments, at September 30, 2023:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$119.8	1.4%
Texas	112.1	1.3
Michigan	77.8	0.9
New York	71.1	0.8
Georgia	67.8	0.8
Louisiana	59.4	0.7
Pennsylvania	52.6	0.6
Florida	51.5	0.6
Colorado	45.7	0.5
Missouri	39.5	0.5
Total	$697.3	8.1%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost, depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2023, and December 31, 2022 is presented below.

	Unfunded Commitment	Reported Value
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2023	Dec 31, 2022
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$45.8	$123.8	$114.3
Senior Debt	41.3	21.7	21.6
Distressed Debt	—	8.0	9.4
Secondary Transactions	1.7	8.2	9.3
Leveraged Buyout	0.6	9.9	8.9
Growth Equity	—	1.2	1.2
Real Estate	—	41.6	43.3
Hedge Fund	—	0.1	0.5
Other	—	9.6	8.5
Total Equity Method Limited Liability Investments	89.4	224.1	217.0

Alternative Energy Partnership Investments	—	17.2	16.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	62.8	121.9	106.0
Senior Debt	10.5	25.1	21.9
Distressed Debt	13.0	12.8	12.5
Secondary Transactions	3.1	2.9	3.5
Hedge Funds	—	3.0	18.1
Leveraged Buyout	7.0	21.6	21.6
Growth Equity	6.7	6.1	5.4
Real Estate	0.2	0.1	—
Other	—	—	0.1
Total Reported as Other Equity Interests at Fair Value	103.3	193.5	189.1
Reported as Equity Securities at Modified Cost:
Other	—	5.3	8.3
Total Reported as Equity Securities at Modified Cost	—	5.3	8.3
Total Investments in Limited Liability Companies and Limited Partnerships	$192.7	$440.1	$430.7
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the nine and three months ended September 30, 2023 and 2022 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Insurance Expenses:
Commissions	$463.0	$559.1	$130.8	$176.3
General Expenses	254.6	272.0	85.9	93.5
Taxes, Licenses and Fees	61.9	74.2	17.8	23.6
Total Costs Incurred	779.5	905.3	234.5	293.4
Net Policy Acquisition Costs Amortized	13.4	4.3	24.0	6.5
Amortization of Value of Business Acquired (“VOBA”)	1.5	3.4	0.5	0.6
Insurance Expenses	794.4	913.0	259.0	300.5
Loss from Early Extinguishment of Debt	—	3.7	—	—
Interest and Other Expenses:
Interest Expense	42.2	41.0	14.1	14.3
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	101.9	27.3	43.3	12.7
Pension Settlement Expense	70.2	—	70.2	—
Other	97.4	102.8	28.4	36.5
Other Expenses	269.5	130.1	141.9	49.2
Interest and Other Expenses	311.7	171.1	156.0	63.5
Goodwill Impairment	49.6	—	—	—
Total Expenses	$1,155.7	$1,087.8	$415.0	$364.0
Insurance Expenses
Insurance Expenses were $794.4 million for the nine months ended September 30, 2023, compared to $913.0 million for the same period in 2022. Insurance Expenses decreased by $118.6 million in 2023 due primarily to lower expenses from less business being written.
Insurance Expenses were $259.0 million for the three months ended September 30, 2023, compared to $300.5 million for the same period in 2022. Insurance Expenses decreased by $41.5 million in 2023 due primarily to lower expenses from less business being written.
Loss from Early Extinguishment of Debt
Loss from Early Extinguishment of Debt decreased by $3.7 million for the nine months ended September 30, 2023, compared to the same period in 2022 due to the redemption of the 2022 Senior Notes.
Interest and Other Expenses
Interest expense increased by $1.2 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the addition of the 2032 Senior Notes and the 2062 Junior Debentures.
Interest expense decreased by $0.2 million for the three months ended September 30, 2023, compared to the same period in 2022.
Other expenses increased by $139.4 million for the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to a $70.2 million noncash charge related to the settlement of the Company’s pension obligations and increases in Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs.
Other expenses increased by $92.7 million for the three months ended September 30, 2023, compared to the same period in 2022, due primarily to a $70.2 million noncash charge related to the settlement of the Company’s pension obligations. The increase in Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs included $14.8 million of real estate exit costs related to the impairment of the Company’s corporate office lease in Chicago, Illinois, $10.9 million of

Insurance, Interest, and Other Expenses (Continued)
higher integration related expenses due to continued investments in information technology and $6.4 million of accrued severance expenses, mostly associated with the exit of the Preferred Insurance business.
Goodwill Impairment
Goodwill Impairment increased $49.6 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to the impairment of goodwill related to the Preferred Property & Casualty Insurance segment. See Note 3 “Goodwill,” to the Condensed Consolidated Financial Statements for more information.
Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2023 and September 30, 2022. The Company’s effective income tax rate differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income (5) a permanent difference associated with nondeductible executive compensation, and (6) an impairment of non-tax deductible goodwill.
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
Tax-exempt investment income and dividends received deductions collectively were $17.4 million for the nine months ended September 30, 2023, compared to $17.9 million for the same period in 2022. Tax-exempt investment income and dividends received deductions collectively were $4.2 million for the three months ended September 30, 2023, compared to $5.6 million for the same period in 2022.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $22.6 million for the nine months ended September 30, 2023, compared to $28.0 million for the same period in 2022. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $6.4 million for the three months ended September 30, 2023, compared to $9.9 million for the same period in 2022.
The Company realized investment tax credits and other federal income tax credits of $3.1 million for the nine months ended September 30, 2023, compared to realized investment tax credits and other federal tax credits of $5.8 million for the same period in 2022. The Company realized investment tax credits and other federal tax credits of $3.2 million for the three months ended September 30, 2023, compared to realized investment tax credits of $2.3 million for the same period in 2022.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.9 million higher than the amount that would be deductible under the IRC for the nine months ended September 30, 2023, compared to $6.1 million higher for the same period in 2022. The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.4 million higher than the amount that would be deductible under the IRC for the three months ended September 30, 2023, compared to $1.0 million higher for the same period in 2022.
The amount of nondeductible executive compensation was $8.9 million for the nine months ended September 30, 2023, compared to $9.3 million for the same period in 2022. The amount of nondeductible executive compensation was $1.7 million for the three months ended September 30, 2023, compared to $3.1 million for the same period in 2022.
The total impairment of non-tax deductible goodwill was $30.0 million for the nine months ended September 30, 2023 and none for the three month period. No impairment of non-tax deductible goodwill was recorded in the nine and three months ended September 30, 2022.

No tax expense was recognized related to sold and available for sale subsidiaries for the nine and three months ended September 30, 2023 compared to $10.5 million for the nine and three months ended September 30, 2022.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to September 30, 2023.
In August 2018, the FASB issued ASU 2018-12. The Company’s adoption of LDTI was effective January 1, 2023 under the modified retrospective transition method. See Note 1, “Basis of Presentation and Accounting Policies,” to the Condensed Consolidated Financial Statements for more information.
Other than discussed above, there were no adoptions of such accounting pronouncements during the nine months ended September 30, 2023 that had a material impact on the Company’s Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of September 30, 2023 was $376.0 million. There were no outstanding borrowings under the credit agreement on either September 30, 2023 or December 31, 2022.

Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt outstanding on September 30, 2023 and December 31, 2022 was:

(Dollars in Millions)	Sep 30, 2023	Dec 31, 2022
Senior Notes:
4.350% Senior Notes due February 15, 2025	$449.6	$449.3
2.400% Senior Notes due September 30, 2030	396.9	396.6
3.800% Senior Notes due February 23, 2032	395.8	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	146.3	145.5
Total Long-term Debt Outstanding	$1,388.6	$1,386.9
See Note 17, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and American Access Casualty Company (“AAC”) are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023, and ceased to exist as an insurance company. American Access Casualty Company became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and AAC must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments.  The carrying value of FHLB of Chicago common stock was $16.6 million and $17.5 million on September 30, 2023, and December 31, 2022, respectively. The carrying value of FHLB of Dallas common stock was $3.6 million and $3.4 million on September 30, 2023 and December 31, 2022, respectively. The carrying value of FHLB of San Francisco common stock was $1.4 million on December 31, 2022. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first nine months of 2023, United Insurance received advances of $122.5 million from the FHLB of Chicago and made repayments of $166.1 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $557.4 million at September 30, 2023. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.

Liquidity and Capital Resources (Continued)
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $619.1 million at September 30, 2023. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 16, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of September 30, 2023, the remaining share repurchase authorization under the repurchase program was $171.6 million. The amount and timing of any future share repurchases under the authorization will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the nine and three months ended September 30, 2023, and 2022, Kemper did not repurchase any shares of its common stock.
Dividends to Shareholders
Kemper paid a quarterly dividend to shareholders of $0.31 per common share in the third quarter of 2023. Dividends and dividend equivalents paid were $59.8 million for the nine months ended September 30, 2023.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $103.0 million in dividends to Kemper during the first nine months of 2023. As of September 30, 2023, Kemper estimates that its direct insurance subsidiaries could pay approximately $190.0 million in additional dividends to Kemper during the remainder of 2023 without prior regulatory approval. In October 2023, an ordinary dividend of $62.0 million was paid to Kemper from its direct insurance subsidiaries.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries directly held cash and investments totaling $153.9 million at September 30, 2023, compared to $417.6 million at December 31, 2022.
The primary sources of funds available for repayment of Kemper’s indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes, include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement and from subsidiaries.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income, proceeds from the sales and maturity of investments, advances from the FHLBs of Chicago and Dallas, and capital contributions from Kemper. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses, the purchase of investments and repayments of advances from the FHLBs of Chicago and Dallas.
Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. During periods of growth, property and casualty insurance companies typically experience positive operating cash flows and can invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may be sold to fund payments, which could result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.

Liquidity and Capital Resources (Continued)
Information about the Company’s cash flows for nine months ended September 30, 2023 and 2022 is presented below.

DOLLARS IN MILLIONS	Sep 30, 2023	Sep 30, 2022
Net Cash Used in Operating Activities	$(104.5)	$(170.1)
Net Cash Provided by (Used in) Investing Activities	105.2	(129.6)
Net Cash (Used in) Provided by Financing Activities	(100.7)	403.8
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Used in Operating Activities
Net cash used in Operating Activities was $104.5 million for the nine months ended September 30, 2023, compared to $170.1 million for the same period in 2022. The improvement in cash used in Operating Activities was primarily due to a $124.7 million federal income tax refund that was received in first quarter 2023, partially offset by the timing of paid claims and a decrease in new business written from our Property and Casualty operations.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by Investing Activities for the nine months ended September 30, 2023 was $105.2 million, compared to net cash used of $129.6 million for the same period in 2022. The decrease in cash used in Investing Activities was primarily driven by the ongoing management of our investment portfolio that was impacted by a decrease in cash from our Property and Casualty operations, as explained above.

Net Cash (Used in) Provided by Financing Activities

Net cash used in Financing Activities for the nine months ended September 30, 2023 was $100.7 million, compared to net cash provided of $403.8 million for the same period in 2022, a decrease of $504.5 million. This was primarily due to a decrease in debt raising activities in 2023 and a decrease in the advances from the Company’s borrowing arrangement with the FHLB used for spread lending purposes.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2022, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the quarter ended September 30, 2023, Kemper did not repurchase any shares. As of September 30, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
All purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Securities Trading Plans of Executive Officers and Directors
The Company’s Insider Trading Policy permits executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended September 30, 2023, none of the Company’s executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Kemper Corporation

Date:	October 30, 2023	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2023	/s/ BRADLEY T. CAMDEN
Bradley T. Camden
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2023	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)