Form 10-K
period 2023-12-31
KEMPER Corp
filed 2024-02-07
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.9 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 64,323,693 shares of common stock outstanding as of February 5, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2023 Annual Report on Form 10-K (the “2023 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”) as well as a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2023 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2023 Annual Report, the reader should consider the following list of factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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
•Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates or related to its business practices or business practices in the insurance industry;
•Governmental actions, including, but not limited to, implementation of new laws and regulations, and court decisions interpreting existing and future laws and regulations or policy provisions;
•Uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, business withdrawals, dividends from insurance subsidiaries, acquisitions of businesses or strategic initiatives and other matters within the purview of insurance regulators;
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
•Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves, including, but not limited to, the frequency and severity of insurance claims, changes in claims handling procedures and closure patterns, development patterns and the impacts of technological and other environmental conditions;
•The impact of inflation on insurance claims, including, but not limited to, the effects on material costs, personal injury claims of increasing medical costs and the severity of claims resulting from a catastrophe;
•The effects on property claims attributed to supply chain disruption and scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;
•The rising costs of insurance claims from increased and more targeted litigation, higher jury awards, broader definitions of liability, and other effects of legal system abuse and societal trends referred to as social inflation;
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
•The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses and implementing significant business initiatives and the timing of the occurrence or completion of such events, including, but not limited to, those related to expense and claims savings, the establishment and operation of the Kemper Reciprocal Exchange, consolidations, reorganizations and technology;
•Absolute and relative performance of the Company’s products and services, including, but not limited to, the level of success achieved in designing and introducing new insurance products and services;
•Difficulties with technology, data and network security (including as a result of cyber attacks that have occurred or could occur), outsourcing relationships or cloud-based technology that could negatively impact the Company’s ability to conduct business, a heightened risk when substantial numbers of employees utilize work from home arrangements;
•The ability of the Company and its third-party service providers to maintain the availability and required performance of critical systems and manage technology initiatives cost-effectively to address insurance industry developments and regulatory requirements;
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
Factors related to the business environment in which Kemper and its subsidiaries operate
•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global catastrophes and/or pandemics, and fluctuating values of particular investments held by the Company;
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
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2023 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, life, and other insurance products to individuals and businesses. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, and as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, which also maintains an Internet site at sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
The Kemper family of companies is one of the nation’s leading specialized insurers. With nearly $12.7 billion in assets, Kemper is improving the world of insurance by providing affordable and easy-to-use personalized solutions to individuals, families and businesses through its Kemper Auto and Kemper Life brands. Kemper serves over 4.9 million policies, is represented by more than 23,700 agents and brokers, and has approximately 8,100 associates dedicated to meeting the ever-changing needs of its customers.
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life insurance businesses. The Company conducts its operations through two operating segments: Specialty Property & Casualty Insurance and Life Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 8,100 associates supporting their operations, of which approximately 2,900 are employed in the Specialty Property & Casualty Insurance Segment, approximately 3,000 are employed in the Life Insurance segment and the remainder are employed in various corporate and other functions.
Property and Casualty Insurance Business
General
The Company’s property & casualty insurance business operations are conducted primarily through the Specialty Property & Casualty Insurance segment. The Specialty Property & Casualty Insurance segment distributes these products primarily through independent agents and brokers who are paid commissions for their services. In addition, the Life Insurance segment’s career agents also sell contents coverage for personal property to its customers against loss resulting from fire, lighting and other causes. Collectively, these segments provide specialty automobile, fire/contents, and other types of property and casualty insurance to individuals and commercial automobile insurance, and general liability as an endorsement to commercial automobile, to businesses.
In the third quarter of 2023, the Company announced that it will exit the Preferred Property and Casualty Insurance business and will actively reduce the business beginning in third quarter 2023, with all policies being non-renewed or canceled in accordance with applicable state regulations. As a result, the Company will no longer provide preferred automobile, homeowners insurance or other personal insurance. The results of this business, previously reported as a reportable segment, are now reflected as Non-Core Operations and presented as a reconciling item from Net Loss to Adjusted Consolidated Net Operating Loss. Prior periods have been recast to reflect the change in calculation of Adjusted Consolidated Operating Net Loss.

Net Written Premiums for the Property and Casualty Business were as follows:

DOLLARS IN MILLIONS	2023	2022	2021
Business Segments:
Specialty Property & Casualty Insurance Segment:
Specialty Personal Automobile Insurance	$2,677.5	$3,305.1	$3,587.2
Commercial Automobile Insurance	627.9	629.3	470.1
Life Insurance Segment:
Fire/Contents Protection	45.3	50.0	61.6
Total Segment Net Written Premiums	3,350.7	3,984.4	4,118.9

Non-Core Operations	435.5	527.1	642.0

Total Property and Casualty Net Written Premiums	$3,786.2	$4,511.5	$4,760.9
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
Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 31 states under the Kemper Auto brand. As shown in the following table, three states provided 88% of the segment’s premium revenues in 2023.

State	Percentage of Total Premiums
California	53%
Florida	20%
Texas	15%
The Specialty Property & Casualty Insurance segment provides personal automobile insurance to consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. The segment also provides commercial automobile coverage to targeted markets and industries, with a focus on contractors, short-haul delivery, and sales/services that is closely aligned to personal automobile insurance from both a footprint and distribution perspective.
The segment also meets the insurance needs of other specialty automobile markets such as urban and Hispanic consumers. The segment’s insurance products accounted for 80%, 78% and 76% of the Company’s consolidated insurance premiums in 2023, 2022 and 2021, respectively. The segment’s insurance products are marketed through approximately 16,800 independent agents and brokers.
In the third quarter of 2023 the Company established Kemper Reciprocal (the “Reciprocal Exchange” or “Exchange”), an Illinois-domiciled reciprocal insurance exchange. The Exchange principally writes specialty automobile policies sold to subscribers of the Exchange. Net written premiums and net earned premiums reported through the Exchange were $0.6 million and $0.1 million, respectively, for the year ended December 31, 2023.
The Exchange is operated by a management company owned by Kemper that acts as the attorney-in-fact (“AIF”). The AIF receives a management fee for the services provided to the Reciprocal Exchange. The management fee revenues are based upon all premiums written or assumed by the Exchange. The AIF determines the management fee rate to be paid by the Exchange. This rate cannot exceed 30% of the Exchange’s gross written and assumed premiums.

Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid.
Property and Casualty Insurance Reserves at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Business Segments:
Specialty Property & Casualty Insurance:
Personal Automobile Insurance	$1,711.9	$1,875.8
Commercial Automobile Insurance	596.8	445.3
Life Insurance:
Fire/Contents Protection	2.9	2.3
Total Segment Property and Casualty Insurance Reserves	2,311.6	2,323.4
Non-Core Operations	356.4	419.1
Unallocated Reserves	12.5	14.4
Total Property and Casualty Insurance Reserves	$2,680.5	$2,756.9
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
The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while minimizing variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully paid. Changes in the Company’s estimates of these losses and LAE, also referred to as “development,” will occur over time and have been and in the future may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income.
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2019-2022 accident years as of December 31, 2023, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2023. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2023 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition” for a discussion of catastrophe risk. See Note 25, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.
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
The 2024 catastrophe reinsurance program covering the property and casualty insurance companies is provided by a combination of the annual and multi-year excess of loss reinsurance contracts.
Multi-year Excess of Loss Reinsurance Contract
The multi-year excess of loss reinsurance contract provides coverage over the three-year period of January 1, 2022 through December 31, 2024 (the “2022 Reinsurance Contract”). The 2022 Reinsurance Contract provides coverage in two layers, which together provide coverage for losses on individual catastrophes of $200 million in excess of $50 million. Under the 2022 Reinsurance Contract, the percentage of coverage is 31.66% for each year in the three-year period, and participation of each reinsurer remains the same over the entire three-year period. Accordingly, the 2022 Reinsurance Contract provides coverage for 31.67% of losses on individual catastrophes of $200 million in excess of $50 million in 2024.
Annual Excess of Loss Reinsurance Contract
The 2024 Annual Excess of Loss Contracts provide coverage for the annual period of January 1, 2024 through December 31, 2024. The 2024 Annual Excess of Loss Contracts provide coverage in two layers for losses on individual catastrophes of $190 million in excess of $50 million. The 2024 Annual Excess of Loss Contract provides 53.33% coverage on the first layer of losses on individual catastrophes of $100 million in excess of $50 million. The second layer provides 63.33% coverage on the losses on individual catastrophes of $90 million in excess of $150 million.
Reinstatement of Excess of Loss Reinsurance Contracts
In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for one reinstatement of such coverage. In such an instance, the Company must pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. For each amount reinstated the Company shall pay additional premiums equal to the percentage of the reinsurer's loss limit for the excess layer exhausted for the loss occurrence multiplied by 100% of the reinsurance premium paid or payable for the excess layer for the term of the contract (50% of the reinsurance premium paid for $100 million excess of $150 million of the 2022 Reinsurance Contract).

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
For further discussion of the reinsurance programs, see Note 25, “Catastrophe Reinsurance,” and Note 26, “Other Reinsurance,” to the Consolidated Financial Statements.
Pricing
Pricing levels for property and casualty insurance products are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which could reduce underwriting margins. Further, some states have regulations that limit the after-tax return on underwriting profit allowed for an insurer and may impact the price charged for premiums or result in premium refunds. The Company derives a significant portion of its earned premiums in two such states, California and Florida. See MD&A under the caption “Specialty Property & Casualty Insurance”.
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2022, there were 1,110 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 6% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and net admitted assets in 2022. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 12th largest writer as measured by net written premiums in 2022.
Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	49	96%
Net Written Premiums	32	97
Capital and Surplus	69	94
In 2022, the U.S. property and casualty insurance industry’s estimated net premiums written were $782.3 billion, of which nearly 81% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2022 premium volume.
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

Life Insurance Business
General
The Company’s life & health insurance business operations are conducted primarily through the Life Insurance segment. The Life Insurance segment distributes its products through a network of employee, or “career” agents. These career agents are paid commissions for their services. Earned premiums from the life insurance segment accounted for 7%, of the Company’s consolidated insurance premiums earned in 2023 and 2022, respectively, and 6% of the Company’s insurance premium earned in 2021.
The Life Insurance segment, primarily based in St. Louis, Missouri, focuses on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is individual life insurance, including permanent insurance that can be offered on a limited or recurring pay basis, term insurance and guaranteed issue insurance. Individual life insurance is offered primarily on a non-participating, guaranteed-cost basis. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Premiums average approximately $28 per policy per month with an average face value of $6,308.
As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts have been recast to reflect application of the new guidance. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for additional information.

DOLLARS IN MILLIONS	2023	2022	2021
Life Insurance Segment:
Life Insurance	$319.2	$352.8	$327.2
Accident and Health Insurance[1]	23.1	168.2	189.9
Total Earned Premiums	$342.3	$521.0	$517.1
1 The Company sold Reserve National on December 1, 2022. Reserve National was based in Oklahoma City, Oklahoma, and was licensed in 49 states and the District of Columbia. The Company specialized in the sale of supplemental accident & health insurance products such as: Medicare Supplement, fixed hospital indemnity, home health care, specified disease, and accident-only plans. For further discussion of the Reserve National Disposition, see Note 4, “Dispositions,” to the Consolidated Financial Statements.
The Life Insurance segment employs nearly 2,300 career agents, operating in 26 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. These career agents also distribute and/or service contents coverage for personal property providing coverage against loss resulting from fire, lightning, and other causes.
As shown in the following table, five states provided 69% of the premium revenues in this segment in 2023.

State	Percentage of Total Premiums
Texas	30%
Louisiana	15
Alabama	11
Florida	7
Georgia	6

Life Insurance Reserves
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits. Life Insurance Reserves by business segment at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Business Segments:
Life Insurance:
Life Insurance	$3,417.7	$3,271.9
Accident & Health Insurance	4.7	4.3
Total Life Insurance Reserves	$3,422.4	$3,276.2
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). Kemper groups together policies with similar types of business for its cohorts, which typically vary by issue year. The Company’s actuaries use a variety of generally accepted actuarial methodologies, in accordance with Actuarial Standards of Practice, in determining the mortality and lapse assumptions. These assumptions are based on judgments that consider the Company’s historical experience, industry data, and other relevant factors. The Company reviews and updates its estimate of cash flows expected over the lifetime of a group of contracts using actual historical experience quarterly and current future cash flow assumptions at least annually to calculate its revised net premium ratio. The revised net premium ratios are then used to calculate an updated liability for future policyholder benefits for the current reporting period, discounted at the original contract issuance discount rate. The Company has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Resulting changes in the liability due to differences in actual versus expected experience, changes in current cash flow assumptions, and prefunding and payout of benefits compared to the carrying amount of the liability as of that same date are recorded as a separate component of benefit expense in the Consolidated Statements of Loss. The current discount rate assumption is an equivalent spot rate curve of annually compounded rates at monthly increments that is derived based on A-credit rated fixed-income instruments reflecting the duration characteristics of the liability. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets.
In estimating the Company’s Life Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Life Insurance Reserves is inherently uncertain. See MD&A, “Critical Accounting Estimates,” under the caption “Life Insurance Reserves” for more details on the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Life Insurance Reserves.
Reinsurance
Consistent with insurance industry practice, the Company’s Life insurance segment utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. As the face amounts of the Company’s issued policies are relatively small, the ceded risks and corresponding premiums are also relatively small, particularly when compared to other companies in the industry. The segment is also exposed to losses from catastrophes arising from insurance policies for contents coverage for personal property. The Life Insurance segment is a party to the FHCF and the Property & Casualty catastrophe excess of loss reinsurance contracts.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life Insurance segment’s lapse ratio for individual life insurance was 5%, 6%, and 3% in 2023, 2022 and 2021 respectively.
The customer base served by the Life Insurance segment tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Life Insurance segment must write a higher volume of new policies than competitors serving other demographic segments of the population.

Pricing
Premiums for life insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of the Life Insurance segment, as well as the industry in general, depending on the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.
Premiums for policies sold by the Life Insurance segment are set at levels designed to cover the relatively high cost of “in-home” servicing of such policies. As a result, the Life Insurance segment premiums have a higher expense load than the life insurance industry average.
Competition
Based on the most recent data published by A.M. Best, as of the end of 2022, there were 389 life and health insurance company groups in the United States. The Company’s Life Insurance segment ranked in the top 29% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	96	75%
Net Written Premiums	107	72
Capital and Surplus	112	71
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
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short- and medium-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 10, “Investments,” Note 11, “Income from Investments,” Note 12, “Derivatives,” and Note 13, “Fair Value Measurements,” to the Consolidated Financial Statements.
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
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting practices prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws and regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards developed by the NAIC. Similar reporting obligations and requirements are imposed under Bermuda law on Kemper Bermuda Ltd., Kemper’s offshore subsidiary. RBC standards are intended to enable regulators to assess the level of risk inherent in an insurance company’s business based on asset risk, credit risk, underwriting risk and other business risks relevant to its operations. A company’s requirements are calculated based on an RBC formula and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2023, the total amount of capital held by each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements.
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
Privacy and Cybersecurity Regulation and Oversight
The Company is subject to numerous federal and state laws and state insurance regulations that impose significant requirements and standards for protecting personally identifiable information of insurance company policyholders, employees, and other individuals.
Federal Regulation
The federal Gramm-Leach-Bliley Act requires financial institutions, including insurers, to protect the privacy of non-public information, to restrict use of such information and disclosure to non-affiliated third parties, and to provide notices to customers regarding use of their non-public personal information and an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In addition, SEC rules require disclosure regarding cybersecurity oversight and incidents.
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
Human Capital Management
Company Culture
Kemper proudly serves growing niche and underserved markets through appropriate and affordable insurance and financial solutions. Kemper’s strategic intent is focused on empowering each employee on our team to Act Like an Owner to deliver on our promises to our stakeholders. This concept describes one of the most important parts of executing on our purpose—our employees—and infuses our ownership culture in everything we do.
Our culture enables everyone, at every level, to take authority and accountability for their respective roles and responsibilities and strive towards high performance. We promote this through dynamic, diverse~~,~~ and innovative team members who act like owners and are continually driven by intellectual curiosity, analytic superiority, and being world class operators.
Diversity, Equity and Inclusion
Diversity, equity and inclusion (“DE&I”) are fundamental to the Company’s success. Kemper is committed to driving our DE&I efforts within our workforce, workplace~~,~~ and marketplace, as outlined below:
•Workplace: Maintain an inclusive “Act Like an Owner” workplace culture where all employees can own their career while contributing to the success of the company
•Workforce: Our workforce reaches its fullest potential by attracting, developing~~,~~ and retaining diverse talent
•Marketplace: Sustain a competitive advantage in the underserved markets we serve via strategic partnerships and community engagement.
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
Kemper maintains an open communication environment to all employees that features multiple channels for reporting instances of fraud, theft, violence, and misconduct. Our compliance reporting protocol enhances our efforts to foster a culture of integrity and ethical behavior while facilitating corrective actions necessary to address identified problems. In addition, Kemper encourages employees to reach out to their direct manager, another manager, the Kemper Corporate Responsibility Hotline, or Human Resources with any compliance or ethical misconduct questions or concerns.
Employee Development
Kemper’s long-term success is inextricably linked to our employees’ development and engagement. Kemper provides valuable opportunities for personal development and professional challenge at all career stages, from early career programs including internships and rotational development programs to leadership development. Individual growth and development are promoted through various programs and outlets, including the Own Your Career initiative. This program provides employees with the resources and tools necessary to continue to build momentum toward career success and development. Kemper’s commitment to Own Your Career is closely tied to our Act Like an Owner culture, and offers individuals the opportunity for skill building, talent development, and opportunities to connect with peers and managers to support employees on their path forward.
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
Total Rewards
Total rewards represent investments Kemper makes to recognize and reward employees for their contributions. Total rewards includes both benefits and compensation (base salary, short- and long-term incentives). Kemper is committed to providing a robust and market competitive total rewards package that enables us to attract and retain the talent we need to grow our company, and achieve our results. Our total rewards are a vital part of the employee experience at Kemper, and are designed to add value to our business and promote the health and well-being of all employees.
Kemper is focused on investing in the physical, emotional, financial and social well-being of our people by providing a wide range of benefits. These include, but are not limited to:
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
•Benefits navigation
Future of Work
Kemper’s top priority in responding to the COVID-19 pandemic was to ensure the health, safety, and well-being of our employees, agents, and customers. As the business landscape has shifted following the pandemic, Kemper has proactively responded by evolving our working models to stay competitive. Kemper’s Future of Work initiative was deployed in 2022 to focus on creating a framework for a multifaceted approach to work location. The approach is supported by three key work models: Office-based, Hybrid, and Remote-based. This is designed to continue to attract and retain a high performing workforce, cultivate a culture that supports teamwork and collaboration, remain highly adaptive to environmental changes, and continue to deliver on our promises to customers.

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known or considered material by the Company. Readers are advised to consider all of these factors along with the other information included in this 2023 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements”, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
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
These estimates can be inaccurate or may change over time due to many variables, including changes driven by the evolving legal and regulatory landscape and economic, technological, and other environmental conditions in which the Company operates and the rising costs of insurance claims from increased litigation (in part as a result of proliferation of class-action suits and growth in third party litigation funding), increase in so-called "nuclear verdicts" leading to higher jury awards, broader definitions of liability, other effects of legal system abuse and societal trends referred to as social inflation. In recent periods, these estimates have been impacted by reserve developments related to Florida personal injury protection (“PIP”) coverage. See the risk factor below titled “Kemper has a significant concentration of personal automobile insurance business in California and Florida, and negative developments in the regulatory, legal or economic conditions in these states may adversely affect the Company’s profitability.”
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors, such as that relating to Florida PIP coverage, will likely result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimates. For example, increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in these estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
If the Company is unable to charge competitive yet profitable rates to its customers, the Company’s business, results of operations and financial condition could be materially and adversely affected.
The Company considers trends in the severity and frequency of claims and other factors when determining the premium rates to charge for its property and casualty insurance products. An unanticipated change in any one or more of these factors or trends, as well as a change in competitive conditions, may result in inadequate premium rates charged for insurance policies issued by Kemper’s property and casualty insurance subsidiaries in the future. Typically there is a time lag between when changes in frequency and severity are identified and when rate changes are approved, implemented and earned in. Material changes in frequency and severity and the time lag between when rates are approved, implemented and earned into the Company’s results of operations may have a material adverse impact on the Company’s operations. Because of restrictions placed on the Company’s ability to increase premium rates in certain states, including California, a pricing inadequacy may continue for a prolonged period. These pricing inadequacies have had a material impact on the Company’s operating results in recent periods and may impact operating results in future periods. If the Company overestimates the severity or frequency of claims and other factors in determining the rates to charge for insurance products, the rates for the Company’s products could be noncompetitive and result in loss of revenue and market share.
Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition.
Kemper’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, wildfires and pandemics, and may also include man-made events, such as cyber events, terrorist attacks, and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable and may be impacted by the uncertain effects of climate change, which could cause increases in hurricanes, floods, wildfires, and other risks that could produce losses affecting our business. The extent of the Company’s losses from a catastrophe is a function of both the total amount of its insured exposure in the geographic area affected by the event and the severity of the event. In recent periods, the Company has experienced significant catastrophe losses relating to tropical storm activity as well as rain and hail events. The effects of inflation could increase the severity of claims resulting from a catastrophe. For example, in recent periods, the effects of inflation, including as a result of post-event damage surge, have increased catastrophe losses, and this could continue in the future. Furthermore, the Company could experience more than one severe catastrophic event in any given period.
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
Kemper’s life insurance subsidiaries are particularly exposed to risks of catastrophic mortality, such as pandemics or other events that result in large numbers of deaths. For example, during the COVID-19 pandemic, the Company experienced increased mortality that had an adverse impact on our Life business. In addition, the occurrence of a pandemic or other catastrophes in a concentrated geographic area could have a severe disruptive effect on the Company’s workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate.
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
Kemper’s property and casualty insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing underwriting guidelines, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which Kemper’s subsidiaries can manage their exposure through these strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may not renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally, participation in these pools and associations is based on an insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s property and casualty insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. In addition, laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s property and casualty insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market.
Risks Relating to Estimating Life Insurance Reserves
Estimating future policyholder benefits for determining life insurance reserves is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s Life Insurance Reserves are insufficient.
The estimates of future policyholder benefits are based on the Company’s assessment of the facts and circumstances known to it at the time and are estimating losses many years into the future. Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current).
These estimates can be inaccurate or may change over time due to many variables, including changes driven by the evolving legal and regulatory landscape and economic, technological, and other environmental conditions in which the Company operates. In recent periods, these estimates have been impacted by the effect the COVID-19 pandemic and the related governmental responses have had on certain of these variables. See the risk factor below titled “The impact of COVID-19 and related economic conditions could materially affect Kemper’s results of operations, financial position and/or liquidity.”
The process of estimating life insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate. The estimates underlying future policyholder benefits must take into consideration many factors that are dependent on the outcome of future events including, but not limited to, the reporting and settlement of claims and policyholder behavior. Certain events may not occur until many years in the future so the impacts on the Company’s estimates of life insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in projected future policyholder benefits that are different than the previous projections and may have a material impact on the Company’s estimates. Increases in the estimates of future policyholder benefits will decrease earnings, while decreases in these estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made. See MD&A, “Critical Accounting Estimates,” under the caption “Life Insurance Reserves” for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Life Insurance Reserves.
Risks Relating to Competition
A downgrade in the ratings of Kemper or its insurance subsidiaries below A- could materially and adversely affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. Ratings agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings following developments that they deem negative. This can include factors directly related to the Company, such as an increase in the catastrophic risk retained by Kemper’s insurance subsidiaries, or developments in industry or general economic conditions. A downgrade by A.M. Best in the ratings of Kemper’s insurance subsidiaries below A- could result in a substantial loss of business if independent agents and brokers or policyholders move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could materially and adversely affect the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to cost-effectively access the capital markets or may increase the cost to refinance existing debt.
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
•Ability to settle claims timely, efficiently, and without incurring extra-contractual liability;
•Ability to detect and prevent fraudulent insurance claims;
•Effectiveness of deployment and use of information technology across all aspects of operations;
•Ability to control operating expenses;
•Financial strength ratings; and
•Quality of services provided to, and ease of doing business with, independent agents, brokers, or policyholders.
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
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations affect a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims handling practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates, climate change, and consumer privacy and data security. Pre-approval requirements often restrict or delay actions to implement premium rate changes for insurance policies, or to introduce new, or make changes to existing, policy forms and many other actions. These delays can adversely impact Kemper’s business, especially where external factors, such as inflation, may result in a pricing imbalance for the Company’s insurance products.
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
California and Florida represented 71% of the Company’s total personal automobile insurance gross written premiums in 2023. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects Kemper’s revenues and profitability. For example, in Florida, recent court decisions were unfavorable to the insurance industry relating to Florida PIP coverage and have resulted in increased severity in PIP coverage and significant adverse loss and LAE reserve development in 2023. Significant legislative changes relating to Florida PIP coverage have recently become effective, but it is too early to determine the ultimate impact of these changes. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. Changes in any of these conditions could negatively impact the Company's results of operations.
Legal and regulatory proceedings are unpredictable and could produce one or more unexpected outcomes that could materially and adversely affect the Company’s financial results for any given period.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to industry business practices. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the punitive classes. In addition, the Company’s insurance subsidiaries are subject to litigation relating to claims handling practices in connection with otherwise routine claims, including actions that make allegations of bad faith and seek extra-contractual damages. These matters often raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. Even where the possibility of an adverse outcome is remote under traditional legal analysis, juries sometimes substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could materially and adversely affect the Company’s financial results for any given period.
For information about the Company’s pending legal proceedings, see Note 28, “Commitments and Contingencies,” to the Consolidated Financial Statements.

Changes in the availability of insurance coverage or in the ability of insurers to meet their obligations could result in the Company being exposed to significant losses.
Kemper maintains insurance coverage to limit its risk exposure to certain perils, including cybersecurity, errors and omissions, directors and officers liability insurance, fiduciary, insurance company professional liability and other financial indemnity coverages. The market for certain of these coverages has tightened over recent periods and the availability of these coverages could be significantly reduced in the future. There is no guarantee that if coverage is available it will be in an amount sufficient to cover the losses of one or more covered incidents or on terms that Kemper finds acceptable. An insurer’s insolvency or inability to make payments under the insurance coverage it provides to Kemper could also result in Kemper being exposed to significant losses.
The Company could be adversely affected by future changes in U.S. Federal or Bermuda income tax laws.
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
Kemper’s business is highly dependent on its ability to engage on a real-time basis in a large number of insurance underwriting, claim processing and investment activities, and these are highly sophisticated, complicated and constantly evolving. These activities are frequently subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If the Company’s controls are not effective (including with respect to the prevention or identification of misconduct by employees or others with whom we do business), it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk), errors in financial reporting, litigation (including actions seeking extra-contractual damages), regulatory proceedings or damage to our reputation.
Risks Relating to Security of Personal Data, Availability of Critical Systems, and Technology Initiatives
Failure to protect against cyber attacks or other exposures that compromise data, including personal data, held by the Company could result in business interruption, legal and consulting fees, regulatory penalties, litigation, lost business, reputational harm, and other liabilities and expenses.
Kemper’s insurance subsidiaries obtain, process and store large amounts of data, including personal data, for various business purposes, including marketing, policy origination, claims and payment processing, and competitive differentiation. The data has significant value and Kemper is regularly targeted by cyber attacks seeking to misappropriate the information. Cyber attacks feature increasing sophistication and frequency and include the use of viruses, ransomware, spyware and other malware and infiltration methods. In addition, the Company has exposure through equipment and system failure and as a result of the conduct of our employees and contractors (through inadvertent error, negligence or intentional misconduct). These exposures can create or increase the Company’s vulnerability to the loss or misuse of its data. The Company uses an array of security measures, with policies and procedures designed to secure this information and the Company’s data systems. Notwithstanding these efforts, the Company’s data systems, have been breached or otherwise exposed in the past and remain vulnerable to future security breaches or other exposures. Successful breaches or other exposures could result in data loss, business interruption, reputational damage, ransom demands, investigations and litigation. The Company has been and will continue to be exposed to damages, regulatory penalties and other liabilities, reputational risk and significant increases in compliance and litigation costs as a result of these occurrences, which could have a material adverse impact on our financial condition and results of operations.
Kemper’s business operations rely on third parties, which are inherently prone to technology and cybersecurity risks outside of our direct control.
Kemper relies on third parties to provide services that are essential to business operations, such as policy origination, claims processing, procurement, payments, back-office functions, and IT hosting. The software, systems and services provided by our third-party providers may not meet our expectations, contain errors or weaknesses, become compromised or experience breaches or outages. The Company’s ability to prevent or remediate such an occurrence is limited. A failure of such third-party systems to perform effectively, maintain information security, or provide uninterrupted service and access to those systems, could materially adversely affect Kemper’s business. For example, the Company could be prevented from conducting business functions, including the timely payment and/or processing of claims, or the information of customers could be compromised. Any such failures could adversely impact the ability to serve existing customers and attract new business, and could create regulatory and litigation exposure.
We are subject to extensive cybersecurity and privacy regulation through policies and requirements imposed by state and federal authorities. These policies and regulations are complex, difficult to implement and sometimes contradictory. A finding that the Company has breached these regulations could result in litigation, fines, and expenses that materially adversely impact financial condition or results of operations.
Kemper operates under multiple cybersecurity and privacy regulations, imposed at both the state and federal level. While Kemper seeks to comply with each of those mandates, frequent and recent changes in the legal and regulatory environment create a difficulty in implementation, a lack of clarity and some requirements that may be overlapping or inconsistent. These difficulties increase the risk that the Company will be subject to regulatory proceedings, litigation, fines, and other adverse consequences that may have a material impact on the Company’s financial condition and results of operations.
Cybersecurity events, business interruptions or other exposures may cause potential deterioration in Kemper’s reputation with an adverse impact financial condition or results of operations.
Kemper’s business depends on its reputation with agents and customers. The Company or its third party services providers may experience cybersecurity or business disruption events beyond our control that could affect our reputation or our corporate or brand image. It may be difficult to control or effectively manage negative publicity or regulatory consequences. Negative events and publicity or regulatory action could quickly and materially damage perceptions of Kemper and its business, which, in turn, could negatively impact the Company through loss of customers or agents, loss of business opportunities, employee retention or other difficulties.
Failure to maintain the availability of critical systems could result in business interruption, lost business, reputational harm, penalties and other costs.
The Company’s business operations rely on the continuous availability of its own computer systems, systems and software hosted by vendors, and computer systems used by third party administrators and contractors working on behalf of the Company. Certain technology-based service providers provide a sizable portion of our IT infrastructure, platforms software and related IT services. From time to time these systems have been, and may again be, adversely affected or disrupted by cyber attacks, other data breaches, natural and man-made catastrophes, human action or error or other significant events. The failure of the Company, or its third party administrators or other business partners, to maintain business continuity in the wake of such events may prevent the timely performance of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, payment processing, treasury and investment operations and payroll and other employer-related functions. These failures could result in significant loss of business, increased costs, fines and other adverse consequences.
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
The interest rate environment has a significant impact on the Company’s financial results and position. An increase in interest rates or credit spreads generally reduces the carrying value of the Company’s investment portfolio, particularly fixed income securities, and limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”) that invest in distressed and mezzanine debt of other companies that exhibit debt-like characteristics. A decline in interest rates would adversely affect the Company’s investment income as it invests cash in new investments that may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may seek to refinance their borrowings at lower rates and, accordingly, prepay or redeem securities the Company holds as investments more quickly than the Company initially expected. Such prepayment or redemption action may cause the Company to reinvest the redeemed proceeds in lower yielding investments.
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
The nature and cash flow needs of the Company present certain liquidity risks that may impact the return of the investment portfolio. For example, if the Company were to experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments to claimants, which could result in realized losses. Additionally, increases in illiquidity in the financial markets may increase uncertainty in the valuations of the Company’s investments. This increases the risk that the fair values reported in the Company’s consolidated financial statements may differ from the actual price that may be obtained in an orderly sales transaction.
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
Kemper and its insurance subsidiaries are subject to various capital adequacy measurements that are significantly impacted by various characteristics of their invested assets, including, but not limited to, asset type, class, duration and credit rating. The Company’s insurance subsidiaries are also subject to various limitations on the amounts at which they can invest in individual assets or certain asset classes in the aggregate. Asset risk is one factor used by insurance regulators and rating agencies to determine required capital for Kemper’s insurance subsidiaries. Accordingly, a deterioration in the quality of the investments held by Kemper’s insurance subsidiaries or an increase in the investment risk inherent in their investment portfolios could increase capital requirements. See the risk factor below titled “The ability of Kemper to service its debt, pay dividends to its shareholders and/or fund targeted transactions may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.” These factors may inhibit the Company from shifting its investment mix to produce higher returns. The Company is also subject to concentration of investment risk to the extent that the portfolio is heavily invested, at any particular time, in specific asset types, classes, industries, sectors or collateral types, among other defining features. Developments in and the market’s perception of any of these concentrations may exacerbate the negative effects on the Company’s investment portfolio compared to other companies.
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
Risks Relating to Servicing Debt, Paying Dividends and/or Funding Targeted Transactions
The ability of Kemper to service its debt, pay dividends to its shareholders and/or fund targeted transactions may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.
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
General Risks Relating to Mergers, Acquisitions, Divestitures, and/or other Strategic Initiatives
The expected benefits and synergies from mergers, acquisitions, divestitures, and/or other strategic initiatives may not be realized to the extent anticipated or within the anticipated time frames.
The Company routinely evaluates opportunities for transactions such as mergers, acquisitions, divestitures, and/or other strategic initiatives that would enhance its business and align with the Company’s strategic plans. Kemper’s ability to achieve the anticipated financial benefits from transactions may not be realized due to any number of factors, including, but not limited to, integration or execution difficulties or failures that may result in substantial disruptions, costs, or delays and adversely affect the Company’s ability to compete, the loss of key agents/brokers, customers or employees, unexpected or underestimated liabilities, increased costs, fees, expenses and charges related to transactions, or may be delayed by factors outside of the Company’s control. These adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. In addition, the Company’s strategic initiatives, such as the establishment of Kemper Reciprocal, may not perform as expected or deliver the expected benefits to the Company. Failure to successfully and timely realize the anticipated benefits of these transactions or initiatives could have a negative impact on Kemper’s financial condition, profitability, and results from operations.
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
•Increases in inflation
•Reduced availability of credit
•Economic downturns
•Increased unemployment and reduced consumer spending
Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio and the Company’s ability to access the capital markets.
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
Item 1B.    Unresolved Staff Comments.
The Company has no unresolved staff comments issued more than 180 days before December 31, 2023, the date of this Annual Report on Form 10-K.
Item 1C.    Cybersecurity.
The Company has developed an information security program to assess, identify, and monitor cybersecurity risks. Each year, the Company assesses cybersecurity risks arising from the operating environment. In developing the assessment process, the Company reviews guidance from national standards organizations such as the NIST and the Center for Internet Security. In evaluating the risks identified as a part of this assessment, the Company’s information security team considers the likelihood and severity of the risk and the possible impact of the risk on the Company, its customers, and its employees. These risks are then monitored by the Company’s information security team.
The Company conducts periodic testing of software, hardware, defensive capabilities, and other information security systems. Tests are conducted by both internal security teams and third-party consultants. In developing the testing procedures, the Company considers its individual risks and industry standards. Testing procedures are supplemented by executive cyber threat exercises and employee training. Executive exercises such as “tabletops” are used to develop and refine the Company’s incident response plans. Employees undergo security awareness training annually and upon hire.
As a part of its information security program, the Company addresses cyber risks posed by its relationships with third-party service and application providers. The Company assesses third parties as a part of the procurement process, including through pre-acquisition diligence. Contractual provisions based on regulatory requirements and industry standards are used in the contracting process, and the Company conducts on-going performance monitoring of key vendors. Security audits are also performed on certain vendors to review compliance with contractual requirements and industry standards.
The Company maintains an incident response plan that includes procedures for evaluating and addressing a cybersecurity event. The initial impact of each cybersecurity event is evaluated by a designated team using pre-established risk criteria. If an event meets certain parameters, it is escalated to a cross-functional core team of executives, including the Company’s Chief Information Security Officer (“CISO”) and designated internal legal counsel. The Company has a cyber incident disclosure committee that evaluates and considers whether public disclosure of an event is required. The incident response plan identifies certain third-party advisors, consultants and legal counsel who have been designated to assist if necessary. The plan contains procedures for escalating cybersecurity incidents to the Board of Directors.
The Company’s CISO is primarily responsible for management of the Company’s information security program. The Company’s current CISO has significant experience in information security, as do members of the information security team. The Company participates in certain industry cybersecurity intelligence and risk sharing organizations, such as FS-ISAC and the Domestic Security Alliance Council.
Kemper’s information security program is an element of the Company’s broader Enterprise Risk Management (ERM) framework. This framework employs a management committee structure to review technology, compliance, and operational risks. The Company’s Enterprise Risk Committee (“ERC”), composed of the Chief Executive Officer, the Chief Risk Officer, all executive vice presidents and the head of internal audit, meets at least quarterly to oversee the Company’s ERM framework. This committee monitors the implementation of the ERM framework and makes modifications to the program from time to time as it believes appropriate. The ERC has several subcommittees that oversee particular risks, including cyber and information security.
Through its role in providing oversight for the Company’s ERM framework, the Risk Committee of the Kemper Board of Directors (the “Risk Committee”) provides oversight of the Company’s information security program. On a quarterly basis, management discusses Kemper’s information security program, cybersecurity risks, and related developments with the Risk Committee. The Risk Committee periodically reviews and evaluates information security and cybersecurity risks and provides oversight of events that have been escalated as a part of the incident response plan.
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy eleven buildings located in seven states consisting of approximately 337,000 square feet in the aggregate. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries. Included in Kemper’s owned and occupied properties is a corporate data processing facility with aggregate square footage of approximately 110,000 square feet.
Leased Facilities
The Company leases four floors, or approximately 92,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 624,000 at 92 locations in eleven states. The latest expiration date of the existing leases is in June 2031. Kemper’s life insurance subsidiaries lease facilities with aggregate square footage of approximately 379,000 at 96 locations in 23 states. The latest expiration date of the existing leases is in September 2029.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations. Leased properties with aggregate square footage of 335,000 are not currently utilized in the Company's operations and are not expected to be utilized by the Company throughout the remainder of their respective lease terms.
Item 3.    Legal Proceedings.
Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 28, “Commitments and Contingencies,” to the Consolidated Financial Statements.

Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the NYSE under the symbol of “KMPR.”
Holders
As of January 31, 2024, the number of record holders of Kemper’s common stock was 2,575.
Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Dec 31, 2023
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Dec 31, 2022
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 17, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the years ended 2023 and 2022, Kemper did not repurchase any of its common stock. During 2021, Kemper repurchased and retired approximately 2,085,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and an average cost per share of $77.58.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2018 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Comparison of Cumulative Five Year Total Return
$225
$200
$175
$150
$125
$100
$75
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Kemper Corporation
S&P MidCap 400 Index
S&P Supercomposite Insurance Index

Company / Index	2018	2019	2020	2021	2022	2023
Kemper Corporation	$100.00	$118.29	$119.29	$92.92	$79.73	$80.96
S&P MidCap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
S&P Supercomposite Insurance Index	100.00	128.53	126.87	164.76	180.12	198.03

Item 6.     Selected Financial Data.
[Reserved]

MDA Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
SUMMARY OF RESULTS
As discussed in Note 2, “Summary of Accounting Policies and Accounting Changes”, to the Consolidated Financial Statements effective January 1, 2023, the Company adopted Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments” (“LDTI”) under the modified retrospective method. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. Related financial data shown in Management's Discussion and Analysis of Financial Condition and Results of Operations also have been adjusted.
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
Net Loss Attributable to Kemper Corporation was $272.1 million ($(4.25) per unrestricted common share) for the year ended December 31, 2023, compared to Net Loss Attributable to Kemper Corporation of $286.6 million ($(4.50) per unrestricted common share) for the year ended December 31, 2022.
A reconciliation of Net Loss Attributable to Kemper Corporation to Adjusted Consolidated Net Operating Loss (a non-GAAP financial measure) for the years ended December 31, 2023, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	2023	2022	Change from 2022 to 2023	2021	Change from 2021 to 2022
Net Loss Attributable to Kemper Corporation	$(272.1)	$(286.6)	$14.5	$(123.7)	$(162.9)
Less:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$3.7	$(63.1)	$66.8	$90.5	$(153.6)
Net Realized Investment (Losses) Gains	(14.7)	3.4	(18.1)	51.2	(47.8)
Impairment Losses	(0.9)	(20.4)	19.5	(8.7)	(11.7)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(95.0)	(61.3)	(33.7)	(34.7)	(26.6)
Debt Extinguishment, Pension Settlement and Other Charges	(55.5)	(2.9)	(52.6)	—	(2.9)
Goodwill Impairment Charge	(45.5)	—	(45.5)	—	—
Non-Core Operations	(17.0)	(25.9)	8.9	(12.5)	(13.4)
Adjusted Consolidated Net Operating Loss	$(47.2)	$(116.4)	$69.2	$(209.5)	$93.1

Components of Adjusted Consolidated Net Operating Loss:
Segment Adjusted Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(57.1)	$(147.4)	$90.3	$(196.1)	$48.7
Life Insurance	51.8	68.8	(17.0)	25.0	43.8
Total Segment Adjusted Net Operating Loss	(5.3)	(78.6)	73.3	(171.1)	92.5
Corporate and Other Adjusted Net Operating Loss	(42.1)	(37.8)	(4.3)	(38.4)	0.6
Less: Net Loss Attributable to Noncontrolling Interest	(0.2)	—	(0.2)	—	—
Adjusted Consolidated Net Operating Loss	$(47.2)	$(116.4)	$69.2	$(209.5)	$93.1

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUMMARY OF RESULTS (Continued)
Net Loss attributable to Kemper Corporation
2023 Compared with 2022
Net Loss attributable to Kemper Corporation decreased by $14.5 million in 2023, compared to 2022, due primarily to lower Adjusted Consolidated Net Operating Losses and favorable changes in the Change in Fair Value of Equity and Convertible Securities. These improvements were partially offset by a $55.5 million after-tax noncash charge related to the settlement of the Company’s pension obligations, a $45.5 million after-tax charge from the impairment of the goodwill asset related to the exit of the Preferred Property & Casualty Insurance business and increased Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs incurred in connection with the multi-year cost structure optimization initiatives.

Adjusted Consolidated Net Operating Loss decreased by $69.2 million in 2023, compared to 2022, due primarily to an improvement in the Specialty Property & Casualty Segment mostly due to personal automobile insurance driven by higher average earned premiums per exposure resulting from rate increases and lower underlying claim frequency that was partially offset by unfavorable prior year loss and LAE development. The Life Insurance Segment also contributed to the decrease in Adjusted Consolidated Net Operating Loss due primarily to a decrease in net investment income driven by lower returns from equity method limited liability investments.

See MD&A, “Specialty Property & Casualty Insurance” and “Life Insurance,” for discussion of each respective segment’s results. Corporate and Other Adjusted Net Operating Loss increased in 2023, compared to 2022, due primarily to a decrease in Net Investment Income. The loss from Non-Core Operations decreased by $8.9 million in 2023, compared to 2022, mostly due to improvements from Homeowners Insurance that were impacted by higher average earned premium per exposure resulting from rate increases and lower underlying claim frequency.
2022 Compared with 2021
Net Loss attributable to Kemper Corporation increased by $162.9 million in 2022, compared to 2021, due primarily to increased losses from Change in Fair Value of Equity and Convertible Securities, decreased Net Realized Investment Gains, and increased Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, partially offset by lower Adjusted Consolidated Net Operating Losses.
Adjusted Consolidated Net Operating Loss decreased by $93.1 million in 2022, compared to 2021, due primarily to lower Specialty Property & Casualty Segment Insurance Net Operating Loss and higher Life Insurance Segment Net Operating Income, partially offset by higher Non-Core Operations Net Operating Losses.
See MD&A, “Specialty Property & Casualty Insurance” and “Life Insurance,” for discussion of each respective segment’s results. Corporate and Other Net Operating Loss decreased due primarily to increased Net Investment Income. The loss from Non-Core Operations increased by $13.4 million due primarily to higher underlying losses and LAE as a percentage of earned premiums and lower net investment income, partially offset by lower catastrophe losses and lower levels of adverse prior year reserve development.
Revenues
2023 Compared with 2022
Earned Premiums were $4,529.4 million in 2023, compared to $5,213.4 million in 2022, a decrease of $684.0 million. Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $413.9 million for the year ended December 31, 2023. Earned Premiums in the Life segment decreased by $183.9 million for the year ended December 31, 2023. Earned Premiums from Non-Core operations decreased by $86.2 million due primarily to lower volumes resulting from the decision to exit and run-off the business in third quarter 2023 as well as ongoing profit improvement actions. See MD&A, “Specialty Property & Casualty Insurance” and “Life Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $2.9 million in 2023 due primarily to lower returns on Equity Method Limited Liability Investments and Equity Securities offset by higher rate earned on Fixed Income Securities.
Income related to Changes in Value of Alternative Energy Partnership Investments was $2.9 million for the year ended December 31, 2023, compared to a net loss of $19.9 million for the same period in 2022. Tax expense related to the Alternative

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUMMARY OF RESULTS (Continued)
Energy Partnership Investments were $0.5 million, compared to tax benefit of $8.0 million for the year ended December 31, 2023 and 2022, respectively. This resulted in a net income of $2.4 million and a net loss of $11.9 million attributable to Alternative Energy Partnership Investments for the year ended December 31, 2023 and 2022, respectively.
Revenues for 2023 included $3.7 million of Income from Change in Fair Value of Equity and Convertible Securities compared to a loss of $63.1 million from Change in Fair Value of Equity and Convertible Securities in 2022. The improvement was due primarily to the absence of unrealized losses from equity securities.
Net Realized Investment Losses were $18.6 million in 2023, compared to Net Realized Investment Gains of $4.3 million for the same period in 2022 primarily due to fair value changes on derivative transactions.
Impairment Losses were $1.1 million in 2023, compared to Impairment Losses of $25.8 million for the same period in 2022.
See MD&A, “Investment Results,” under the sub-captions captions “Net Investment Income”, “Income (Loss) from Change in Fair Value of Equity and Convertible Securities”, “Net Realized (Losses) Gains on Sales of Investments” and “Impairment Losses” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
2022 Compared with 2021
Earned Premiums were $5,213.4 million in 2022, compared to $5,179.2 million in 2021, an increase of $34.2 million. Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $97.9 million for the year ended December 31, 2022. Earned Premiums in the Preferred Property & Casualty Insurance segment decreased by $56.2 million for the year ended December 31, 2022. See MD&A, “Specialty Property & Casualty Insurance” and “Preferred Property & Casualty Insurance” for discussion of the changes in each segment’s earned premiums.
Net Investment Income decreased by $4.7 million in 2022 due primarily to lower valuations on Equity Method Limited Liability Investments, lower balances in Equity Securities, and lower rate on Fixed Income Securities, partially offset by higher levels of investments in Fixed Income Securities and Company-Owned Life Insurance.
Loss related to Changes in Value of Alternative Energy Partnership Investments was $19.9 million for the year ended December 31, 2022, compared to a net loss of $61.2 million for the same period in 2021. Tax benefits related to the Alternative Energy Partnership Investments were $8.0 million, compared to tax benefits of $79.0 million for the year ended December 31, 2022 and 2021, respectively. This resulted in a net loss of $11.9 million and net income of $17.8 million attributable to Alternative Energy Partnership Investments for the year ended December 31, 2022 and 2021, respectively.
Other Income increased by $4.4 million for the year ended December 31, 2022, compared to the same period in 2021.
Net Realized Gains on Sales of Investments were $4.3 million in 2022, compared to $64.8 million in 2021.
Impairment Losses were $25.8 million in 2022, compared to $11.0 million for the same period in 2021.
See MD&A, “Investment Results,” under the sub-captions “Net Realized (Losses) Gains on Sales of Investments” and “Impairment Losses” for additional discussion. The Company cannot predict if or when similar investment gains or losses may occur in the future.
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
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2023, 2022 and 2021 are presented below.

	Year Ended
	Dec 31, 2023		Dec 31, 2022		Dec 31, 2021
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	68	$77.7	59	$54.6	65	$56.1
$5 - $10	3	19.0	2	10.2	2	16.5
$10 - $15	—	—	1	14.5	—	—
$15 - $20	—	—	—	—	2	35.2
$20 - $25	—	—	—	—	—	—
Greater Than $25	—	—	—	—	—	—
Total	71	$96.7	62	$79.3	69	$107.8

Specialty Property & Casualty Insurance		$34.5		$23.0		$15.7
Life Insurance		2.2		1.8		13.0
Non-Core Operations		60.0		54.5		79.1
Total Catastrophe Losses and LAE		$96.7		$79.3		$107.8
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and a catastrophe reinsurance program for the Company’s Property & Casualty Insurance business. Coverage under the catastrophe reinsurance program is provided in various contracts and layers. The Company’s Property & Casualty Insurance business also purchase reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its catastrophe reinsurance program.
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2023, 2022 and 2021. See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life Insurance Business” sections of Item 1(c), “Description of Business,” and Note 25, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2023, 2022 and 2021 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	$168.9	$(10.5)	$112.1
Catastrophe	(9.1)	(4.1)	(5.4)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$159.8	$(14.6)	$106.7
See MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Life Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2023 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LOSS AND LAE RESERVE DEVELOPMENT (Continued)
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
Adjusted Consolidated Net Operating Loss
Adjusted Consolidated Net Operating Loss is an after-tax, non-GAAP financial measure and is computed by excluding from Net Loss attributable to Kemper Corporation the after-tax impact of:
(i) Income (Loss) from Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment (Losses) Gains;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Loss attributable to Kemper Corporation. There were no applicable significant non-

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
NON-GAAP FINANCIAL MEASURES (Continued)
recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Loss for the years ended December 31, 2023, 2022 or 2021.
The Company believes that Adjusted Consolidated Net Operating Loss provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Investment (Losses) Gains and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction Costs, Integration Costs, and Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension Settlement and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Goodwill impairment charges are excluded because they are infrequent and non-recurring charges. Non-Core Operations includes the results of our Preferred Insurance business which we expect to fully exit. These results are excluded because they are irrelevant to our ongoing operations and do not qualify for Discontinued Operations under Generally Accepted Accounting Principles ("GAAP"). Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Net Premiums Written	$3,305.4	$3,934.4	$4,057.3

Earned Premiums	$3,632.5	$4,046.4	$3,948.5
Net Investment Income	168.3	140.7	152.5
Change in Value of Alternative Energy Partnership Investments	1.6	(9.9)	(29.0)
Other Income	4.5	6.0	4.1
Total Revenues	3,806.9	4,183.2	4,076.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,974.5	3,569.2	3,480.3
Catastrophe Losses and LAE	34.5	23.0	15.7
Prior Years:
Non-catastrophe Losses and LAE	135.2	(14.6)	97.4
Catastrophe Losses and LAE	(2.3)	0.6	0.3
Total Incurred Losses and LAE	3,141.9	3,578.2	3,593.7
Insurance Expenses	741.3	801.9	774.5
Segment Adjusted Operating Loss	(76.3)	(196.9)	(292.1)
Income Tax Benefit	19.2	49.5	96.0
Total Segment Adjusted Net Operating Loss	$(57.1)	$(147.4)	$(196.1)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	82.0%	88.2%	88.1%
Current Year Catastrophe Losses and LAE Ratio	0.9	0.6	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	3.7	(0.4)	2.5
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	—
Total Incurred Loss and LAE Ratio	86.5	88.4	91.0
Insurance Expense Ratio	20.4	19.8	19.6
Combined Ratio	106.9%	108.2%	110.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	82.0%	88.2%	88.1%
Insurance Expense Ratio	20.4	19.8	19.6
Underlying Combined Ratio	102.4%	108.0%	107.7%
Non-GAAP Measure Reconciliation
Combined Ratio	106.9%	108.2%	110.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.9	0.6	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	3.7	(0.4)	2.5
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	—
Underlying Combined Ratio	102.4%	108.0%	107.7%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2023	Dec 31, 2022
Insurance Reserves:
Personal Automobile	$1,711.9	$1,875.8
Commercial Automobile	596.8	445.3
Total Insurance Reserves	$2,308.7	$2,321.1

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$999.9	$1,099.9
Incurred But Not Reported	1,132.8	1,041.2
Total Loss and LAE Reserves	2,132.7	2,141.1
Unallocated LAE Reserves	176.0	180.0
Total Insurance Reserves	$2,308.7	$2,321.1
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
Overall
2023 Compared with 2022
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Loss of $57.1 million for the year ended December 31, 2023, compared to Total Segment Adjusted Net Operating Loss of $147.4 million in 2022. Total Segment Adjusted Net Operating Loss improved by $90.3 million mostly driven by a $104.4 million improvement from personal automobile insurance due primarily to higher average earned premiums per exposure resulting from rate increases and lower underlying claim frequency that was partially offset by unfavorable prior year loss and LAE development. The improvement in segment adjusted net operating loss was partially offset by a $14.1 million decrease from the commercial automobile insurance business due primarily to an increase in the underlying loss ratio from higher claim average severity and unfavorable prior year development.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $413.9 million in 2023, compared to 2022 due to a decrease in new business resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $27.6 million in 2023, compared to 2022, due primarily to higher rates on Fixed Income Securities and Short Term Investments partially offset by lower returns on Equity Securities.
Income related to Changes in Value of Alternative Energy Partnership Investments was $1.6 million for the year ended December 31, 2023, compared to a loss of $9.9 million for the same period in 2022. Tax expenses related to the Alternative Energy Partnership Investments were $0.0 million and tax benefits of $4.1 million for the year ended December 31, 2023 and 2022, respectively. This resulted in net income of $1.6 million and a net loss of $5.8 million attributable to Alternative Energy Partnership Investments for the year ended December 31, 2023 and 2022, respectively.
Underlying losses and LAE as a percentage of earned premiums were 82.0% in 2023, an improvement of 6.2 percentage points, compared to 2022, driven by higher average earned premium per exposure resulting from rate increases and lower underlying claims frequency, partially offset by higher claims average severity from rising inflation and supply chain constraints.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $132.9 million for 2023 compared to favorable development of $14.0 million for 2022 due primarily to higher than expected emergence in loss patterns related to third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages as well as an increase in Florida personal injury protection driven by higher than expected frequency and severity resulting from an increase in litigated claim activity, mainly from policy years 2020 through 2022. Catastrophe losses and LAE (excluding reserve development) were $34.5 million for 2023 compared to $23.0 million for 2022, an increase of $11.5 million.
Insurance Expenses were $741.3 million, or 20.4 percent of earned premiums, in 2023 a deterioration of 0.6 percent compared to 2022. The $60.6 million decrease is primarily due to a reduction in new business, as discussed above.
The Specialty Property & Casualty Insurance segment’s 2023 effective income tax rate was 25.3% compared to 25.1% in 2022. The effective income tax rate for 2023 and 2022 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions.
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
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $97.9 million in 2022, compared to 2021 driven by the acquisition of American Access Casualty Company (“AAC”) and higher average earned premium per exposure resulting from rate increases. Policies-in-force were lower in Private Passenger Auto as a result of lower levels of new business due to ongoing profit improvement actions.
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
The Specialty Property & Casualty Insurance segment’s 2022 effective income tax rate was 25.1% compared to 32.9% in 2021. The effective income tax rate for 2022 and 2021 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The change in the effective tax rate between 2022 and 2021 is largely due to fewer investment tax credits generated during 2022 as compared to 2021.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2023, 2022, and 2021 is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Net Premiums Written	$2,677.5	$3,305.1	$3,587.2
Earned Premiums	$2,977.8	$3,496.7	$3,533.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$2,464.0	$3,153.9	$3,173.9
Catastrophe Losses and LAE	29.6	20.7	14.4
Prior Years:
Non-catastrophe Losses and LAE	111.0	(18.1)	85.0
Catastrophe Losses and LAE	(2.3)	0.5	0.3
Total Incurred Losses and LAE	$2,602.3	$3,157.0	$3,273.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	82.8%	90.2%	89.8%
Current Year Catastrophe Losses and LAE Ratio	1.0	0.6	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	3.7	(0.5)	2.4
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	—	—
Total Incurred Loss and LAE Ratio	87.4%	90.3%	92.6%
2023 Compared with 2022
Earned Premiums on personal automobile insurance decreased by $518.9 million in 2023, compared to 2022, due to a decrease in new business driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $2,602.3 million, or 87.4% of earned premiums, in 2023, compared to $3,157.0 million, or 90.3% of earned premiums, in 2022. Incurred losses and LAE as a percentage of earned premiums decreased driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims, partially offset by adverse prior year loss and LAE development. Underlying losses and LAE as a percentage of related earned premiums were 82.8% in 2023, compared to 90.2% in 2022, an improvement of 7.4 points. Adverse loss and LAE reserve development was $108.7 million in 2023, compared to favorable loss and LAE reserve developments of $17.6 million in 2022. The adverse loss and LAE reserve development was primarily driven by higher than expected emergence in loss patterns related to third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages as well as an increase in Florida personal injury protection driven by higher than expected frequency and severity resulting from an increase in litigated claim activity, mainly from policy years 2020 through 2022. Catastrophe losses and LAE (excluding reserve development) were $29.6 million in 2023 compared to $20.7 million in 2022.
2022 Compared with 2021
Earned Premiums on specialty personal automobile insurance decreased by $37.0 million in 2022, compared to 2021, due primarily to the decrease in new business driven by targeted underwriting actions to improve profitability partially offset by the acquisition of AAC and higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $3,157.0 million, or 90.3% of earned premiums, in 2022, compared to $3,273.6 million, or 92.6% of earned premiums, in 2021. Incurred losses and LAE as a percentage of earned premiums improved primarily due to a favorable change in prior year loss and LAE reserve development, partially offset by deterioration in underlying losses and LAE as a percentage of earned premium. 2021’s adverse prior year loss and LAE reserve development was primarily driven by legal developments and increased severity in personal injury protection coverages in Florida and liability coverages. Underlying losses and LAE as a percentage of related earned premiums were 90.2% in 2022, compared to 89.8% in 2021, a deterioration of 0.4 points due to higher claim severity trends partially offset by earned premium per exposure increases and lower claim frequency. Severity trends increased due to rising inflation and supply chain constraints. Favorable loss and LAE reserve development was $17.6

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
million in 2022, compared to adverse loss and LAE reserve developments of $85.3 million in 2021, Catastrophe losses and LAE (excluding reserve development) were $20.7 million in 2022, compared to $14.4 million in 2021, due primarily to losses arising from Hurricane Ian.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Net Premiums Written	$627.9	$629.3	$470.1
Earned Premiums	$654.7	$549.7	$414.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$510.5	$415.3	$306.4
Catastrophe Losses and LAE	4.9	2.3	1.3
Prior Years:
Non-catastrophe Losses and LAE	24.2	3.5	12.4
Catastrophe Losses and LAE	—	0.1	—
Total Incurred Losses and LAE	$539.6	$421.2	$320.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	78.0%	75.6%	73.9%
Current Year Catastrophe Losses and LAE Ratio	0.7	0.4	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	3.7	0.6	3.0
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	82.4%	76.6%	77.2%
2023 Compared with 2022
Earned premiums from commercial automobile insurance increased by $105.0 million in 2023, compared to 2022, due primarily to higher volume and higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $539.6 million, or 82.4% of earned premiums, in 2023, compared to $421.2 million, or 76.6% of earned premiums, in 2022. Incurred losses and LAE as a percentage of earned premiums increased due to both a deterioration in underlying losses and LAE as a percentage of earned premiums, as well as higher levels of adverse loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 78.0% in 2023, compared to 75.6% in 2022, a deterioration of 2.4 percentage points due primarily to higher severity trends from rising inflation and supply chain constraints. Adverse loss and LAE reserve development was $24.2 million in 2023, compared to $3.6 million in 2022 due primarily to higher than expected emergence in loss patterns related to policy years 2021 and 2022 bodily injury coverages.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIFE INSURANCE
Selected financial information for the Life Insurance segment is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Earned Premiums	$387.6	$571.5	$579.0
Net Investment Income	193.4	216.5	202.7
Change in Value of Alternative Energy Partnership Investments	0.7	(5.3)	(15.8)
Other Loss	(0.2)	(0.6)	(1.3)
Total Revenues	581.5	782.1	764.6
Policyholders’ Benefits and Incurred Losses and LAE	243.4	360.8	388.5
Insurance Expenses	275.8	343.3	369.6
Segment Adjusted Operating Income	62.3	78.0	6.5
Income Tax (Expense) Benefit	(10.5)	(9.2)	18.5
Total Segment Adjusted Net Operating Income	$51.8	$68.8	$25.0
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2023	Dec 31, 2022
Insurance Reserves:
Future Policyholder Benefits	$3,375.6	$3,218.5
Incurred Losses and LAE Reserves:
Life	42.1	53.3
Accident and Health	4.7	4.3
Property	2.9	2.3
Total Incurred Losses and LAE Reserves	49.7	59.9
Total Insurance Reserves	$3,425.3	$3,278.4
See Note 2 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.
2023 Compared with 2022
Total Segment Adjusted Net Operating Income in the Life Insurance segment was $51.8 million in 2023, compared to $68.8 million in 2022.
Earned Premiums in the Life Insurance segment decreased by $183.9 million for the year ended December 31, 2023, compared to 2022 due primarily to the disposition of Reserve National in December 2022 ($146.2 million) and changes in assumptions as part of the annual assumption update for Deferred Profit Liability in 2023 ($15.0 million reduction in earned premium) as compared to 2022 ($12.7 million increase in earned premium). Excluding these impacts, Earned Premiums decreased by $10.0 million due primarily to lower volume on accident & health and property insurance products.
Net Investment Income decreased by $23.1 million in 2023, compared to 2022, due primarily to lower returns from equity method limited liability investments.
Income related to Changes in Value of Alternative Energy Partnership Investments was $0.7 million for the year ended December 31, 2023 compared to a loss of $5.3 million for the same period in 2022. Tax expense related to the Alternative Energy Partnership Investments were $0.0 million and tax benefits of $2.1 million for the year ended December 31, 2023 and 2022, respectively. This resulted in net income of $0.7 million and a net loss of $3.2 million attributable to Alternative Energy Partnership Investment for the year ended December 31, 2023 and 2022, respectively.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $117.4 million in 2023, compared to 2022, due primarily to the disposition of Reserve National in December 2022 ($76.5 million) and changes resulting from the annual assumption update in 2023 ($23.3 million reduction) compared to 2022 ($8.7 million increase). Excluding these impacts, Policyholders’ Benefits

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIFE INSURANCE (Continued)
and Incurred Losses and LAE decreased by $8.9 million primarily driven by changes in mortality experience and lower current year property non-catastrophe losses and LAE.
Insurance Expenses in the Life Insurance segment decreased by $67.5 million in 2023, compared to 2022, due primarily to the disposition of Reserve National in December 2022.
The Life Insurance segment’s 2023 effective income tax rate was 16.9% compared to 11.8% in 2022. The effective income tax rate for 2023 and 2022 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The increase in the effective tax rate from 2022 is primarily due to less tax-exempt investment income in 2023 and compared to 2022.
2022 Compared with 2021
The financial information for the Life Insurance Segment includes the results of Reserve National through December 1, 2022, the date it was sold.
Earned Premiums in the Life Insurance segment decreased by $7.5 million for the year ended December 31, 2022, compared to 2021. Excluding the impact of changes resulting from the annual assumption update for Deferred Profit Liability in 2022 ($12.7 million increase) compared to 2021 ($4.6 million increase), Earned Premiums decreased by $15.6 million, due primarily to lower volume on accident and health insurance products and property insurance products, partially offset by increased average premium rate on life insurance products.
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
Policyholders’ Benefits and Incurred Losses and LAE decreased by $27.7 million in 2022, compared to 2021. Excluding the impact from the annual assumption updates for Insurance Reserves in 2022 ($8.7 million increase) compared to 2021 ($5.7 million increase), Policyholders’ Benefits and Incurred Losses and LAE decreased by $30.7 million. This was due primarily to lower mortality for life insurance and lower frequency of accident and health insurance claims.
Insurance Expenses in the Life Insurance segment decreased by $26.3 million in 2022, compared to 2021, due primarily to lower commission expense and a reduction in expenses due to lower volume of accident and health insurance products and property insurance products.
The Life Insurance segment’s 2022 effective income tax rate was 11.8% compared to 284.6% in 2021. The effective income tax rate for 2022 and 2021 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions and investment tax credits. The change in the effective tax rate between 2022 and 2021 is largely due to increased pre-tax income in 2022 as compared to 2021 as well fewer investment tax credits generated during 2022 than in 2021.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIFE INSURANCE (Continued)
Life Insurance
Selected financial information for the life insurance product line is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Earned Premiums	$319.2	$352.8	$327.2
Net Investment Income	191.8	210.0	196.8
Change in Value of Alternative Energy Partnership Investments	0.7	(4.9)	(15.0)
Other Loss	(0.4)	(1.1)	(1.6)
Total Revenues	511.3	556.8	507.4
Policyholders’ Benefits and Incurred Losses and LAE	218.7	257.2	264.1
Insurance Expenses	241.0	237.7	246.3
Adjusted Operating Income (Loss)	51.6	61.9	(3.0)
Income Tax (Expense) Benefit	(8.2)	(6.2)	19.5
Total Product Line Adjusted Net Operating Income	$43.4	$55.7	$16.5
2023 Compared with 2022
Earned Premiums from life insurance decreased by $33.6 million in 2023, compared to 2022, due primarily to changes resulting from the annual assumption update for Deferred Profit Liability. Policyholders’ Benefits and Incurred Losses and LAE on life insurance were $218.7 million in 2023, compared to $257.2 million in 2022, a decrease of $38.5 million. This was due primarily to changes resulting from the annual assumption update in 2023 ($32.0 million) and changes in mortality experience.
2022 Compared with 2021
Earned premiums on life insurance increased by $25.6 million in 2022, compared to 2021. Excluding the impact of changes resulting from the annual assumption updates, Earned Premiums increased by $17.5 million, due primarily to increased average premium rate. Policyholders’ benefits and incurred losses and LAE on life insurance were $257.2 million in 2022, compared to $264.1 million in 2021, a decrease of $6.9 million. Excluding the impact from the annual assumption updates, Policyholders’ Benefits and Incurred Losses and LAE decreased by $9.9 million, due primarily to lower mortality.
Accident and Health Insurance
Selected financial information for the Accident and Health Insurance product line is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Earned Premiums	$23.1	$168.2	$189.9
Net Investment Income	—	3.3	3.6
Change in Value of Alternative Energy Partnership Investments	—	(0.1)	(0.3)
Other Income	0.2	0.5	0.3
Total Revenues	23.3	171.9	193.5
Policyholders’ Benefits and Incurred Losses and LAE	11.5	86.5	96.1
Insurance Expenses	11.2	79.1	91.6
Adjusted Operating Income	0.6	6.3	5.8
Income Tax Expense	(0.2)	(1.1)	(0.9)
Total Product Line Adjusted Net Operating Income	$0.4	$5.2	$4.9

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIFE INSURANCE (Continued)
2023 Compared with 2022
The financial information for the Accident and Health Insurance product line includes the results of Reserve National through December 1, 2022, the date it was sold.
Earned Premiums from accident and health insurance decreased by $145.1 million in 2023, compared to 2022. This is due primarily to the disposition of Reserve National in December 2022. Policyholders’ Benefits and Incurred Losses and LAE on accident and health insurance were $11.5 million in 2023, compared to $86.5 million in 2022. This is due primarily to the disposition of Reserve National in December 2022.
Insurance expenses decreased by $67.9 million in 2023, compared to 2022, due primarily to the disposition of Reserve National in December 2022.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIFE INSURANCE (Continued)
Property Insurance
Selected financial information for the property insurance product line is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Earned Premiums	$45.3	$50.5	$61.9
Net Investment Income	1.6	3.2	2.3
Change in Value of Alternative Energy Partnership Investments	—	(0.3)	(0.5)
Total Revenues	46.9	53.4	63.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	8.9	12.5	14.2
Catastrophe Losses and LAE	2.2	1.8	13.0
Prior Years:
Non-catastrophe Losses and LAE	1.3	1.3	1.2
Catastrophe Losses and LAE	0.8	1.5	(0.1)
Total Incurred Losses and LAE	13.2	17.1	28.3
Insurance Expenses	23.6	26.5	31.7
Adjusted Operating Income	10.1	9.8	3.7
Income Tax Expense	(2.1)	(1.9)	(0.1)
Total Product Line Adjusted Net Operating Income	$8.0	$7.9	$3.6
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	19.5%	24.7%	23.0%
Current Year Catastrophe Losses and LAE Ratio	4.9	3.6	21.0
Prior Years Non-catastrophe Losses and LAE Ratio	2.9	2.6	1.9
Prior Years Catastrophe Losses and LAE Ratio	1.8	3.0	(0.2)
Total Incurred Loss and LAE Ratio	29.1%	33.9%	45.7%
2023 Compared with 2022
Earned Premiums from property insurance decreased by $5.2 million in 2023, compared to 2022, due primarily to lower volume of property insurance products. Incurred losses and LAE on property insurance were $13.2 million, or 29.1% of earned premiums, in 2023, compared to $17.1 million, or 33.9% earned premiums, in 2022. Underlying losses and LAE were $8.9 million, or 19.5% of property insurance earned premiums, in 2023, compared to $12.5 million, or 24.7% of property insurance earned premiums, in 2022, due primarily to lower claim frequency and severity. Catastrophe losses and LAE (excluding loss reserve development) were $2.2 million in 2023, compared to $1.8 million in 2022. Catastrophe losses and LAE increased $0.4 million due primarily to higher frequency partially offset by lower severity of catastrophe claims. Adverse loss and LAE reserve development was $2.1 million in 2023, compared to adverse development of $2.8 million in 2022.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2023, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Investment Income:
Interest on Fixed Income Securities	$346.0	$300.1	$277.7
Dividends on Equity Securities Excluding Alternative Investments	4.4	6.3	15.9
Alternative Investments:
Equity Method Limited Liability Investments	10.5	31.3	56.7
Limited Liability Investments Included in Equity Securities	19.0	42.1	46.9
Total Alternative Investments	29.5	73.4	103.6
Short-term Investments	18.0	3.7	1.0
Loans to Policyholders	20.9	21.5	21.7
Real Estate	8.9	10.1	9.3
Company-Owned Life Insurance	29.2	37.9	25.7
Other	12.9	7.7	6.7
Total Investment Income	469.8	460.7	461.6
Investment Expenses:
Real Estate	8.8	7.9	9.7
Other Investment Expenses	41.3	30.2	24.6
Total Investment Expenses	50.1	38.1	34.3
Net Investment Income	$419.7	$422.6	$427.3
2023 Compared with 2022
Net Investment Income was $419.7 million and $422.6 million for the years ended December 31, 2023 and 2022, respectively. Net Investment Income decreased by $2.9 million in 2023 due primarily to lower returns on Alternative Investments partially offset by higher rate earned on Fixed Income Securities and Short-term Investments.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2023, 2022 and 2021 are presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Recognized in Consolidated Statements of Loss:
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$4.7	$(79.9)	$114.6
Gains on Sales	6.7	41.3	68.0
Losses on Sales	(13.4)	(38.7)	(3.2)
(Losses) Gains on Hedging Activity	(11.9)	1.7	—
Impairment Losses	(1.1)	(25.8)	(11.0)
Net (Losses) Gains Recognized in Consolidated Statements of Loss	(15.0)	(101.4)	168.4
Recognized in Other Comprehensive Income (Loss)	237.1	(1,541.2)	(286.6)
Total Comprehensive Investment Gains (Losses)	$222.1	$(1,642.6)	$(118.2)
Total Comprehensive Investment Gains were $222.1 million in 2023, compared to Total Comprehensive Investment Losses of $1,642.6 million in 2022. The increase of $1,864.7 million was primarily due to a decrease in the Company’s unrealized loss position on the fixed income bond portfolio.
Total Comprehensive Investment Losses were $1,624.6 million in 2022, compared to $118.2 million in 2021. The increase in losses of $1,524.4 million primarily due to a decrease in the fair value of the Company’s fixed income bond portfolio.
Income (Loss) from Change in Fair Value of Equity and Convertible Securities
The components of Income (Loss) from Change in Fair Value of Equity and Convertible Securities for the years ended December 31, 2023 and 2022 are presented below.

DOLLARS IN MILLIONS	2023	2022
Preferred Stocks	$1.8	$(8.9)
Common Stocks	—	(0.4)
Other Equity Interests:
Exchange Traded Funds	0.6	(46.5)
Limited Liability Companies and Limited Partnerships	2.3	(21.2)
Total Other Equity Interests	2.9	(67.7)
Income (Loss) from Change in Fair Value of Equity Securities	4.7	(77.0)
Income (Loss) from Change in Fair Value of Convertible Securities	—	(2.9)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	$4.7	$(79.9)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT RESULTS (Continued)
Net Realized (Losses) Gains on Sales of Investments
The components of Net Realized Investment (Losses) Gains for the year ended December 31, 2023, 2022 and 2021 are presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Fixed Maturities:
Gains on Sales	$5.9	$31.6	$63.4
Losses on Sales	(10.9)	(31.9)	(2.1)
(Losses) Gains on Hedging Activity	(11.9)	1.7	—
Equity Securities:
Gains on Sales	0.6	9.7	4.1
Losses on Sales	(2.5)	(6.8)	(0.7)
Equity Method Limited Liability Investments:
Gains on Sales	—	—	0.4
Real Estate:
Gains on Sales	—	—	0.1
Losses on Sales	—	—	(0.4)
Other Investments:
Gains on Sales	0.2	—	—
Net Realized Investment (Losses) Gains	$(18.6)	$4.3	$64.8

Gross Gains on Sales	$6.7	$41.3	$68.0
Gross Losses on Sales	(13.4)	(38.7)	(3.2)
(Losses) Gains on Hedging Activity	(11.9)	1.7	—
Net Realized Investment (Losses) Gains	$(18.6)	$4.3	$64.8
Fixed Maturities
Net Realized Gains and Losses on Sale of Fixed Maturities for the year ended December 31, 2023 primarily relate to normal portfolio management.
Net Realized Gains and Losses on Sale of Fixed Maturities for the year ended December 31, 2022 primarily relate to normal portfolio management and to a lesser extent, a repositioning of the portfolio for duration extension purposes.
Net Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2021 primarily relate to normal portfolio management and to a lesser extent, a repositioning of the portfolio for duration extension purposes.
Equity Securities

Net Realized Gains and Losses on Sale of Equity Securities for the year ended December 31, 2023 primarily related to disposals of equity securities and preferred stock.
Net Realized Gains and Losses on Sale of Equity Securities for the year ended December 31, 2022 primarily relate disposals of equity method limited liability investments and preferred stock.
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
INVESTMENT RESULTS (Continued)
Consolidated Statements of Loss in the period that the declines are evaluated. Conversely, an increase in the fair value or disposal of an investment with a previously established credit allowance will result in the reversal of impairment losses reported in the Consolidated Statements of Loss in the period.
The components of Impairment Losses in the Consolidated Statements of Loss for the year ended December 31, 2023, 2022, 2021 were:

	2023		2022		2021
DOLLARS IN MILLIONS	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(0.1)	21	$(25.8)	57	$(6.4)	17
Equity Securities at Modified Cost	(0.5)	1	—	—	(4.2)	13
Real Estate	—	—	—	—	(0.4)	1
Other	(0.5)	6	—	—	—	—
Impairment Losses[1]	$(1.1)		$(25.8)		$(11.4)
I Includes losses from intent-to-sell securities of $(2.0) million, $(23.8) million and $(6.6) million for the years ended December 31, 2023, 2022 and 2021, respectively.
Fixed Maturities
Impairment Losses recognized in the Consolidated Statements of Loss for the year ended December 31, 2023 related primarily to investments in Intent-to-Sell securities.
Impairment Losses recognized in the Consolidated Statements of Loss for the year ended December 31, 2022 related primarily to investments in Fixed Maturities where the Company established an allowance for expected credit loss.
Impairment Losses recognized in the Consolidated Statements of Loss for the year ended December 31, 2021 related primarily to investments in Fixed Maturities where the Company established an allowance for expected credit loss.
Equity Securities
The Company recognized Impairment Losses in the Consolidated Statements of Loss for the year ended December 31, 2023 primarily related to investments in Equity Securities at Modified Cost where the Company has the intent or requirement to sell.
The Company did not recognize any Impairment Losses in the Consolidated Statements of Loss for the year ended December 31, 2022.
Impairment Losses recognized in the Consolidated Statements of Loss for the year ended December 31, 2021 primarily related to investments in Equity Securities at Modified Cost where the Company had the intent or requirement to sell.
Real Estate
The Company did not recognize any Impairment Losses on Real Estate Held for Investment in the Consolidated Statements of Loss for the years ended December 31, 2023 and 2022.
Impairment Losses recognized in the Consolidated Statements of Loss for the year ended December 31, 2021 related to investments in Real Estate held with the intent to sell.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At December 31, 2023, approximately 96.2% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at December 31, 2023 and 2022.

NAIC Rating	Rating	Dec 31, 2023		Dec 31, 2022
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$4,962.0	72.1%	$4,896.4	71.0%
2	BBB	1,657.3	24.1	1,687.4	24.5
3-4	BB, B	204.4	3.0	239.7	3.5
5-6	CCC or Lower	58.2	0.8	71.3	1.0
Total Investments in Fixed Maturities		$6,881.9	100.0%	$6,894.8	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $25.5 million and $32.8 million at December 31, 2023 and 2022, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2023 and 2022.

	Dec 31, 2023		Dec 31, 2022
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$511.5	5.7%	$528.0	6.0%
States and Political Subdivisions:
Revenue Bonds	1,235.2	13.9	1,324.3	15.1
States	99.8	1.1	143.8	1.6
Political Subdivisions	66.9	0.8	100.8	1.1
Foreign Governments	3.8	—	4.1	—
Total Investments in Governmental Fixed Maturities	$1,917.2	21.5%	$2,101.0	23.8%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2023 and 2022.

	Dec 31, 2023		Dec 31, 2022
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,070.5	23.3%	$2,007.5	22.8%
Manufacturing	1,077.6	12.1	1,085.9	12.4
Transportation, Communication and Utilities	807.3	9.1	733.7	8.3
Services	639.4	7.2	602.4	6.9
Mining	174.3	2.0	173.3	2.0
Retail Trade	156.0	1.8	165.1	1.9
Construction	4.4	—	11.7	0.1
Other	35.2	0.4	14.2	0.2
Total Investments in Non-governmental Fixed Maturities	$4,964.7	55.9%	$4,793.8	54.6%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2023.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	669	$1,361.7
$5 -$10	192	1,424.2
$10 - $20	110	1,491.7
$20 - $30	20	476.1
Greater Than $30	6	211.0
Total	997	$4,964.7
The Company’s short-term investments primarily consist of money market funds and short term bonds. At December 31, 2023, the Company had $219.5 million invested in money market funds which primarily invest in U.S. Treasury securities and $301.4 million invested in U.S. Treasury bills and short-term bonds.
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investment, at December 31, 2023.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$137.4	1.5%
Texas	116.6	1.3
Michigan	83.7	0.9
New York	76.5	0.9
Georgia	73.7	0.8
Louisiana	62.4	0.7
Pennsylvania	57.9	0.7
Florida	57.6	0.6
Colorado	49.1	0.6
Missouri	42.1	0.5
Total	$757.0	8.5%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost, depending on the accounting method used to report the investment. Additional information pertaining to these investments at December 31, 2023 and 2022 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2023	Dec 31, 2023	Dec 31, 2022
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$43.1	$125.4	$114.3
Real Estate	—	41.9	43.3
Senior Debt	39.9	19.0	21.6
Leveraged Buyout	0.6	8.6	8.9
Secondary Transactions	1.7	7.9	9.3
Distressed Debt	—	7.9	9.4
Growth Equity	—	1.2	1.2
Hedge Fund	—	0.1	0.5
Other	—	9.7	8.5
Total Equity Method Limited Liability Investments	85.3	221.7	217.0

Alternative Energy Partnership Investments	—	17.3	16.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	67.0	124.0	106.0
Senior Debt	10.6	24.8	21.9
Leveraged Buyout	10.0	19.0	21.6
Distressed Debt	13.0	12.4	12.5
Growth Equity	6.5	6.4	5.4
Secondary Transactions	3.1	2.8	3.5
Hedge Funds	—	1.9	18.1
Real Estate	0.2	0.1	—
Other	—	—	0.1
Total Reported as Other Equity Interests at Fair Value	110.4	191.4	189.1
Reported as Equity Securities at Modified Cost:
Other	—	4.8	8.3
Total Reported as Equity Securities at Modified Cost	—	4.8	8.3
Total Investments in Limited Liability Companies and Limited Partnerships	$195.7	$435.2	$430.7
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INSURANCE, INTEREST AND OTHER EXPENSES
Expenses for the year ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Insurance Expenses:
Commissions	$584.2	$724.8	$817.6
General Expenses	342.8	358.4	339.5
Taxes, Licenses and Fees	79.6	99.5	104.3
Total Costs Incurred	1,006.6	1,182.7	1,261.4
Net Policy Acquisition Costs Amortized (Deferred)	43.8	14.2	(77.5)
Amortization of Value of Business Acquired (“VOBA”)	2.0	4.1	45.0
Insurance Expenses	1,052.4	1,201.0	1,228.9
Loss from Early Extinguishment of Debt	—	3.7	—
Interest and Other Expenses:
Interest Expense	56.1	54.7	43.6
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	120.3	62.9	43.9
Pension Settlement Expense	70.2	—	—
Other	122.7	140.0	131.9
Other Expenses	313.2	202.9	175.8
Interest and Other Expenses	369.3	257.6	219.4
Goodwill Impairment	49.6	—	—
Total Expenses	$1,471.3	$1,462.3	$1,448.3
Insurance Expenses
Insurance Expenses were $1,052.4 million in 2023 compared to $1,201.0 million in 2022. Insurance Expenses decreased by $148.6 million in 2023 due primarily to lower expenses from less business being written.
Insurance Expenses were $1,201.0 million in 2022 compared to $1,228.9 million in 2021. Insurance Expenses decreased by $27.9 million for the year ended December 31, 2022, compared to 2021, due primarily to net amortization of policy acquisition costs as the acquisition of AAC led to higher deferrals in 2021. This was partially offset by a corresponding decrease in the amortization of VOBA from the acquisition of AAC and lower commissions as premium growth had slowed due to ongoing profit improvement actions.
Loss from Early Extinguishment of Debt
Loss from Early Extinguishment of Debt for 2022 was due to the redemption of the 2022 Senior Notes.
Interest and Other Expenses
Interest expense increased by $1.4 million in 2023, compared to 2022, primarily due to the addition of the 2032 Senior Notes and the 2062 Junior Debentures. Interest expense increased by $11.1 million for the year ended December 31, 2022, compared to 2021, due primarily to the addition of the 2032 Senior Notes and the 2062 Junior Debentures in 2022.
Other Expenses increased by $110.3 million in 2023, compared to 2022, and included a $70.2 million noncash charge related to the settlement of the Company’s pension obligations. The increase in Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs included $28.6 million of higher integration related expenses due to continued investments in information technology, $14.8 million of real estate exit costs related to the impairment of the Company’s corporate office lease in Chicago, Illinois, and $6.4 million of accrued severance expenses, mostly associated with the decision to run-off and exit the Preferred Insurance business.
Other Expenses increased by $27.1 million in 2022, compared to 2021, due primarily to higher restructuring expenses and the loss on the sale of Reserve National.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INSURANCE, INTEREST AND OTHER EXPENSES (Continued)
Goodwill Impairment
Goodwill Impairment increased by $49.6 million in 2023, compared to 2022, due to the impairment of goodwill related to the Preferred Property & Casualty Insurance segment. See Note 14 “Goodwill and Intangibles,” to the Consolidated Financial Statements for more information.
INCOME TAXES
The federal corporate statutory income tax rate was 21% for the year ended December 31, 2023, 2022 and 2021. The Company’s effective income tax rate, which was 21.6%, 22.7% and 50.9% for 2023, 2022, and 2021 respectively, differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income (5) a permanent difference associated with nondeductible executive compensation, (6) an impairment of non-tax deductible goodwill, (7) impact of tax legislation in foreign jurisdictions, and (8) a change in valuation allowance.
On December 27, 2023, legislation implementing a corporate income tax (“CIT”) in Bermuda was enacted into law. The CIT imposes a 15% income tax that applies to Bermuda businesses which are part of multinational enterprise groups with annual revenue of €750 million or more and will be effective for fiscal years beginning on or after January 1, 2025, with a five-year deferred effective date for certain groups with a limited international footprint. Kemper has recorded, as part of its total income tax provision, the estimated impact of the Bermuda CIT on its Bermuda based reinsurance company at the effective date. The Company will continue to monitor guidance as it is released from the Government of Bermuda.
The Inflation Reduction Act (the "Law") was signed into law on August 16, 2022 and became generally effective on January 1, 2023. Included in the provisions of the Law are various changes to the tax code, including the establishment of a Corporate Alternative Minimum Tax (“CAMT”). The Company, at this time, is not subject to the CAMT.
Tax-exempt investment income and dividends received deductions were $22.7 million in 2023, compared to $25.1 million in 2022, and $21.8 million in 2021.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $29.2 million in 2023, compared to $37.9 million in 2022, and $25.7 million in 2021.
The Company realized investment tax credits and other federal income tax credits of $3.1 million in 2023, compared to realized investment tax credits and other federal tax credits of $6.5 million for the same period in 2022, and $66.1 million in 2021.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $1.4 million higher than the amount that would be deductible under the IRC in 2023, compared to $6.3 million higher in 2022 and $1.3 million lower in 2021.
The amount of nondeductible executive compensation was $8.5 million in 2023, compared to $7.3 million in 2022, and $13.0 million in 2021.
The total impairment of non-tax-deductible goodwill was $30.0 million in 2023, compared to none in 2022 and 2021.
No tax expense was recognized related to sold and available for sale subsidiaries in 2023, compared to $11.5 million in 2022 and none in 2021.
As a result of recently enacted tax legislation in jurisdictions in which the Company operates, a tax benefit of $27.4 million was recorded. No tax expense or benefit was recorded in 2022 or 2021 as a result of enacted tax legislation.
The Company recorded a change in valuation allowance of $27.4 million in 2023 for those foreign deferred tax assets it determined were not more-likely-than-not to be realized. No valuation allowance was recorded in 2022 or 2021.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUPPLEMENTAL FINANCIAL INFORMATION
As discussed in Note 2, “Summary of Accounting Policies and Accounting Changes”, to the Consolidated Financial Statements effective January 1, 2023, the Company adopted Accounting Standards Update No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments” (“LDTI”) under the modified retrospective method. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance.
The below table provides the Consolidated Statements of Income (Loss) results under LDTI for 2023.

	Quarter Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Revenues:
Earned Premiums	$1,063.8	$1,117.8	$1,166.9	$1,180.9
Net Investment Income	104.6	107.0	106.3	101.8
Change in Value of Alternative Energy Partnership Investments	0.6	0.8	0.8	0.7
Other Income	1.9	2.4	1.7	1.2
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	(2.2)	2.8	2.4	1.7
Net Realized Investment (Losses) Gains	19.7	(30.3)	(14.4)	6.4
Impairment Losses	(1.2)	(1.1)	(0.9)	2.1
Total Revenues	1,187.2	1,199.4	1,262.8	1,294.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	808.1	975.2	984.7	1,052.0
Insurance Expenses	258.0	259.0	266.1	269.3
Loss from Early Extinguishment of Debt	—	—	—	—
Interest and Other Expenses	57.6	156.0	78.3	77.4
Goodwill Impairment	—	—	49.6	—
Total Expenses	1,123.7	1,390.2	1,378.7	1,398.7
Income (Loss) before Income Taxes	63.5	(190.8)	(115.9)	(103.9)
Income Tax (Expense) Benefit	(12.2)	44.4	18.8	23.8
Net Income (Loss)	51.3	(146.4)	(97.1)	(80.1)
Less: Net Loss attributable to Noncontrolling Interest	(0.1)	(0.1)	—	—
Net Income (Loss) attributable to Kemper Corporation	$51.4	$(146.3)	$(97.1)	$(80.1)
Net Income (Loss) attributable to Kemper Corporation Per Unrestricted Share:
Basic	$0.80	$(2.28)	$(1.52)	$(1.25)
Diluted	$0.80	$(2.28)	$(1.52)	$(1.25)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUPPLEMENTAL FINANCIAL INFORMATION (Continued)
The below table provides the Consolidated Statements of Comprehensive Income (Loss) results under LDTI for 2023.

	Quarter Ended
DOLLARS IN MILLIONS	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Net Loss	$51.3	$(146.4)	$(97.1)	$(80.1)

Other Comprehensive Income (Loss) Before Income Taxes
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Income (Loss)	462.7	(327.9)	(83.2)	187.2
Credit Losses Recognized in Consolidated Statements of Income (Loss)	1.1	(1.5)	(0.1)	—
Change in Net Unrecognized Postretirement Benefit Costs	(1.1)	61.4	(0.6)	(0.5)
Loss on Cash Flow Hedges	(0.1)	—	(0.1)	—
Change in Discount Rate on Future Life Policyholder Benefits	(319.3)	276.8	50.6	(109.8)
Other Comprehensive Income (Loss) Before Income Taxes	143.3	8.8	(33.4)	76.9
Other Comprehensive Income Tax (Expense) Benefit	(30.7)	(1.4)	7.3	(16.7)
Other Comprehensive Income (Loss), Net of Taxes	112.6	7.4	(26.1)	60.2
Total Comprehensive Income (Loss)	163.9	(139.0)	(123.2)	(19.9)

Less: Net Loss attributable to Noncontrolling Interest	(0.1)	(0.1)	—	—
Less: Other Comprehensive Loss attributable to Noncontrolling Interest	—	—	—	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(0.1)	(0.1)	—	—

Comprehensive Income (Loss) attributable to Kemper Corporation	$164.0	$(138.9)	$(123.2)	$(19.9)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUPPLEMENTAL FINANCIAL INFORMATION (Continued)
The below table provides the Consolidated Statements of Loss results under LDTI for 2022.

	Quarter to Date Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Revenues:
Earned Premiums	$1,264.9	$1,290.9	$1,337.6	$1,320.0
Net Investment Income	106.3	97.8	118.5	100.0
Change in Value of Alternative Energy Partnership Investments	1.3	0.4	(4.9)	(16.7)
Other Income	1.9	4.0	0.9	2.4
Loss from Change in Fair Value of Equity and Convertible Securities	—	(11.2)	(40.5)	(28.2)
Net Realized Investment Gains (Losses)	3.9	(12.1)	11.0	1.5
Impairment Losses	(3.7)	(8.3)	(4.9)	(8.9)
Total Revenues	1,374.6	1,361.5	1,417.7	1,370.1
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,073.0	1,085.3	1,151.1	1,123.2
Insurance Expenses	288.0	300.5	307.7	304.8
Loss from Early Extinguishment of Debt	—	—	—	3.7
Interest and Other Expenses	86.5	63.5	53.5	54.1
Goodwill Impairment	—	—	—	—
Total Expenses	1,447.5	1,449.3	1,512.3	1,485.8
Loss before Income Taxes	(72.9)	(87.8)	(94.6)	(115.7)
Income Tax Benefit	19.6	13.0	22.4	29.4
Net Loss	(53.3)	(74.8)	(72.2)	(86.3)
Less: Net Loss attributable to Noncontrolling Interest	—	—	—	—
Net Loss attributable to Kemper Corporation	$(53.3)	$(74.8)	$(72.2)	$(86.3)
Net Loss attributable to Kemper Corporation Per Unrestricted Share:
Basic	$(0.84)	$(1.17)	$(1.13)	$(1.36)
Diluted	$(0.84)	$(1.17)	$(1.13)	$(1.36)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUPPLEMENTAL FINANCIAL INFORMATION (Continued)
The below table provides the Consolidated Statements of Comprehensive Income (Loss) results under LDTI for 2022.

	Quarter Ended
DOLLARS IN MILLIONS	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Net Loss	$(53.3)	$(74.8)	$(72.2)	$(86.3)

Other Comprehensive Income (Loss) Before Income Taxes
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Loss	92.1	(411.5)	(587.1)	(644.6)
Credit Losses Recognized in Consolidated Statements of Loss	3.2	(0.8)	6.9	(7.4)
Change in Net Unrecognized Postretirement Benefit Costs	19.2	(0.2)	—	(0.1)
(Loss) Gain on Cash Flow Hedges	—	—	(0.2)	6.1
Change in Discount Rate on Future Life Policyholder Benefits	(40.2)	330.9	527.7	562.3
Other Comprehensive Income (Loss) Before Income Taxes	74.3	(81.6)	(52.7)	(83.7)
Other Comprehensive Income Tax (Expense) Benefit	(15.4)	17.2	11.1	17.5
Other Comprehensive Income (Loss), Net of Taxes	58.9	(64.4)	(41.6)	(66.2)
Total Comprehensive Income (Loss)	5.6	(139.2)	(113.8)	(152.5)

Less: Net Loss attributable to Noncontrolling Interest	—	—	—	—
Less: Other Comprehensive Loss attributable to Noncontrolling Interest	—	—	—	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	—	—	—	—

Comprehensive Loss attributable to Kemper Corporation	$5.6	$(139.2)	$(113.8)	$(152.5)
LIQUIDITY AND CAPITAL RESOURCES
Shelf Registration Statement
The Company filed a universal shelf registration statement with the Securities and Exchange Commission in the first quarter of 2023. Under this shelf registration, the Company may issue an undetermined amount of securities including common stock, preferred stock, depository shares, debt securities, warrants, subscription rights, purchase contracts, and purchase units. Specific terms of any securities issued under this registration will be included in each applicable prospectus supplement.
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of December 31, 2023 was $393.0 million. There were no outstanding borrowings under the credit agreement on either December 31, 2023 or December 31, 2022.
Common Stock Offering
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2023 and 2022. There were 64,111,555 shares and 63,912,762 shares of common stock outstanding at December 31, 2023 and 2022, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt outstanding at December 31, 2023 and December 31, 2022 was:

(Dollars in Millions)	Dec 31, 2023	Dec 31, 2022
Senior Notes
4.350% Senior Notes due February 15, 2025	$449.6	$449.3
2.400% Senior Notes due September 30, 2030	397.0	396.6
3.800% Senior Notes due February 23, 2032	396.0	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	146.6	145.5
Total Long-term Debt Outstanding	$1,389.2	$1,386.9
See Note 23, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and AAC are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023, and ceased to exist as an insurance company. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and AAC must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $16.6 million and $17.5 million at December 31, 2023 and December 31, 2022, respectively. The carrying value of FHLB of Dallas common stock was $3.6 million and $3.4 million at December 31, 2023 and December 31, 2022, respectively. The carrying value of FHLB of San Francisco common stock was $0.0 million and $1.4 million at December 31, 2023 and December 31, 2022, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During 2023, United Insurance received advances of $122.5 million from the FHLB of Chicago and made repayments of $166.1 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $557.4 million at December 31, 2023. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $629.3 million at December 31, 2023. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 22, “Policyholder Obligations,” to the Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company did not repurchase any of its common stock in 2023 or 2022, respectively. The Company repurchased approximately $161.7 million of stock at an average cost per share of $77.58 in 2021. As of December 31, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.31 per common share for each quarter of 2023 and $0.31 per common share for each quarter of 2022, respectively. Dividends and dividend equivalents paid were $80.1 million, $79.7 million and $80.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Subsidiary Dividends and Capital Contributions
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $640.9 million, $311.7 million and $347.0 million in dividends to Kemper in 2023, 2022 and 2021, respectively. In 2024, Kemper’s US based insurance subsidiaries capacity to pay dividends to Kemper without prior regulatory approval is estimated to be zero as of the filing date.

Kemper made capital contributions to insurance subsidiaries of $489.1 million, $270.0 million and $126.0 million during 2023, 2022 and 2021, respectively.
Sources and Uses of Funds
The Company directly held cash and investments totaling $464.5 million at December 31, 2023, compared to $417.6 million at December 31, 2022.
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
Information about the Company’s cash flows for the years ended December 31, 2023, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Net Cash (Used in) Provided by Operating Activities	$(134.2)	$(210.3)	$350.7
Net Cash Provided by (Used in) Investing Activities	107.9	(108.4)	(118.2)
Net Cash (Used in) Provided by Financing Activities	(122.0)	382.9	(290.4)
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Net Cash (Used in) Provided by Operating Activities
Net cash used in Operating Activities was $134.2 million in 2023, compared to $210.3 million used in 2022, a decrease of $76.1 million. The improvement in cash used in Operating Activities was primarily due to a $124.7 million federal income tax refund that was received in first quarter 2023, partially offset by the timing of paid claims and a decrease in new business written from our Property and Casualty operations.
Net cash used by Operating Activities was $210.3 million in 2022, compared to $350.7 million generated in 2021, a decrease of $561.0 million. Cash from operating activities decreased primarily due to higher paid losses within the P&C business in 2022 due to an increase in frequency and rising loss costs from increased severity trends caused by rising inflation and supply chain constraints.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by Investing Activities was $107.9 million in 2023, compared to $108.4 million used in 2022, a year over year increase of $216.3 million. The decrease in cash used in Investing Activities was primarily driven by the ongoing management of our investment portfolio that was impacted by a decrease in cash from our Property and Casualty operations, as explained above.
Net cash used in Investing Activities was $108.4 million in 2022, compared to $118.2 million used in 2021, a year over year increase of $9.8 million. This was primarily due to lower net sales of short term investments. Net sales of short term investments in 2021 were primarily used to fund the purchase of AAC and the repurchase of Kemper common stock. Proceeds from the sale of equity securities increased as the Company shifted its investment portfolio more heavily to fixed maturities. This was partially offset by proceeds from the sale of Reserve National and Infinity Security.
Net Cash (Used in) Provided by Financing Activities
Net cash used in Financing Activities was $122.0 million in 2023, compared to cash generated by financing activities of $382.9 million in 2022, a year over year decrease of $504.9 million. This was primarily due to a decrease in debt raising activities in 2023 and a decrease in the advances from the Company’s borrowing arrangement with the FHLB used for spread lending purposes.
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
CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2023 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2024 to Dec 31, 2024	Jan 1, 2025 to Dec 31, 2026	Jan 1, 2027 to Dec 31, 2028	After Dec 31, 2028	Total
Long Term Debt Obligations	$—	$449.6	$—	$939.6	$1,389.2
Life and Health Insurance Policy Benefits	250.3	487.7	470.9	8,370.1	9,579.0
Property and Casualty Insurance Reserves	1,493.5	894.1	246.0	46.9	2,680.5
Total Contractual Obligations	$1,743.8	$1,831.4	$716.9	$9,356.6	$13,648.7
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.5 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CONTRACTUAL OBLIGATIONS (Continued)
mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheets at December 31, 2023.
In addition to the contractual obligations included above, the Company had certain investment commitments totaling $195.7 million at December 31, 2023. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability.
CRITICAL ACCOUNTING ESTIMATES
Kemper’s subsidiaries conduct their operations in two industries: property and casualty insurance and life insurance. Accordingly, the Company is subject to several industry-specific accounting principles under GAAP. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts.
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of life insurance reserves, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, and the recoverability of deferred tax assets.
Valuation of Investments
The reported value of the Company’s investments was $8,904.2 million at December 31, 2023, of which $7,122.4 million, or 80%, was reported at fair value, $239.0 million, or 3%, was reported under the equity method of accounting, $381.0 million, or 4%, was reported at unpaid principal balance and $1,161.8 million, or 13%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting principles which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchical framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $7,122.4 million at December 31, 2023, of which $6,738.7 million, or 94%, were investments that were based on quoted market prices or significant fair value inputs that are observable, $192.3 million, or 3%, were investments where at least one significant fair value inputs was unobservable and $191.4 million or 3% were investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2023 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features. As of December 31, 2023, the Company no longer holds any investments with equity conversion features. For investments in

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2023. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Loss (“AOCI”) until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $6,881.9 million at December 31, 2023.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $225.8 million at December 31, 2023. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
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
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net loss for the year ended December 31, 2023, would have increased by $1,030.2 million.
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
•Current market conditions;
•Changes in credit ratings; and
•Changes in the regulatory environment.
Changes in these factors from their December 31, 2023 evaluation date could result in the Company determining that a decline in the fair value exists for an investment held and evaluated at December 31, 2023. Such determination would result in an impairment loss in the period such determination is made.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
Life Insurance Reserves
Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits.
Life Insurance Reserves by business segment at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Business Segments:
Life Insurance:
Life Insurance	$3,417.7	$3,271.9
Accident & Health Insurance	4.7	4.3
Total Life Insurance Reserves	$3,422.4	$3,276.2
These assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). Kemper groups together policies with similar types of business for its cohorts, which typically vary by issue year. The Company’s actuaries use a variety of generally accepted actuarial methodologies, in accordance with Actuarial Standards of Practice, in determining the mortality and lapse assumptions. These assumptions are based on judgments that consider the Company’s historical experience, industry data, and other relevant factors. The Company reviews and updates its estimate of cash flows expected over the lifetime of a group of contracts using actual historical experience quarterly and current future cash flow assumptions at least annually to calculate its revised net premium ratio. The revised net premium ratios are then used to calculate an updated liability for future policyholder benefits for the current reporting period, discounted at the original contract issuance discount rate. The Company has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Resulting changes in the liability due to differences in actual versus expected experience, changes in current cash flow assumptions, and prefunding and payout of benefits compared to the carrying amount of the liability as of that same date are recorded as a separate component of benefit expense in the Consolidated Statements of Loss. The current discount rate assumption is an equivalent spot rate curve of annually compounded rates at monthly increments that is derived based on A-credit rated fixed-income instruments reflecting the duration characteristics of the liability. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets.
In estimating the Company’s Life Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify and are estimating losses many years into the future. Accordingly, the process of estimating and establishing the Company’s Life Insurance Reserves is inherently uncertain. Experience may develop adversely such that additional reserves must be established. Adverse experience could arise out of a number of factors, including, but not limited to, severe short-term events, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to misestimation of long-term assumptions such as mortality, interest rates and lapse assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on reserves.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $2,680.5 million and $2,756.9 million of gross loss and LAE reserves at December 31, 2023 and 2022, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Business Segments:
Specialty Property & Casualty Insurance	$2,308.7	$2,321.1
Life Insurance	2.9	2.3
Total Business Segments	2,311.6	2,323.4
Non-Core Operations	356.4	419.1
Unallocated Reserves	12.5	14.4
Total Property and Casualty Insurance Reserves	$2,680.5	$2,756.9
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
•Incurred Loss Development Methodology;
•Paid Loss Development Methodology;
•Bornhuetter-Ferguson Incurred Loss Methodology;
•Bornhuetter-Ferguson Paid Loss Methodology; and
•Frequency and Severity Methodology.
The actuarial best estimate for each product line of business for ultimate losses and LAE represents an expected value considering a range of reasonable outcomes. The actuarial best estimate includes an offset for expected salvage and subrogation recoveries.
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
Subrogation & salvage recoveries, which predominately impact the material damage coverages, are independently evaluated each quarter using generally accepted actuarial methodologies. Since claim adjusters do not establish case reserves for potential recoveries the methodologies use paid/recovered amounts. Once this is completed, it is combined with the ultimate gross loss and LAE analyses.
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
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that its specialty personal automobile insurance loss and LAE reserves could have varied by $57.9 million in either direction at December 31, 2023 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments.
Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2023 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value.
During the second quarter of 2023, the Company identified impairment indicators impacting the fair value of the Preferred Property & Casualty Insurance business in connection with ongoing evaluation of strategic alternatives for the Preferred Insurance business. As a result, the business’s fair value was determined using a combination of available market information, market comparisons and a discounted cash flow valuation method based on the present value of future earnings. The fair value calculated in the second quarter of 2023 was lower than the carrying value of the business, resulting in a pre-tax impairment

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
charge of $49.6 million and an after-tax impairment charge of $45.5 million. See Note 14, “Goodwill and Intangibles,” for more information.
The Company performed a qualitative goodwill impairment assessment for all remaining reporting units with goodwill as of October 1, 2023. The qualitative assessment takes into consideration changes in the macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on October 1, 2022.
Recoverability of Deferred Tax Assets
The evaluation of the recoverability of deferred tax assets and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.
When making such determination, the Company considers various factors, including:
•the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;
•the jurisdiction in which the deferred tax asset was generated;
•the length of time that carryforward can be utilized in the relevant taxing jurisdictions;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•future reversals of existing taxable temporary differences;
•taxable income in prior carryback years; and
•availability of tax planning strategies.
As a result of the analysis, the Company determined that a valuation allowance was required as of December 31, 2023 against certain foreign deferred tax assets which had been recorded during 2023.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2024. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements. For all recently issued accounting pronouncements with effective dates after December 31, 2023, the Company is currently evaluating the impact of this guidance on its financial statements.

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
For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive financial instruments are generally classified as held for purposes other than trading. The Company has no significant holdings of financial instruments acquired for trading purposes. As of December 31, 2023, the Company had $149.7 million notional amount of derivatives holdings.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2023 and 2022 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2023 and 2022. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2023 and 2022. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2023 and 2022, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.35 and 0.41 at December 31, 2023 and 2022, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The Equity Securities at Fair Value portfolio’s weighted-average beta was calculated using each security’s assumed forward looking betas based on underlying investment characteristics weighted by the fair value of such securities as of December 31, 2023 and 2022. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2023 and 2022.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. (Continued)
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2023 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,883.6	$(513.5)	$—	$(513.5)
Investments in Equity Securities	225.8	(0.6)	(21.5)	(22.1)
LIABILITIES
Debt	$1,213.4	$50.6	$—	$50.6
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2022 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,894.8	$(503.3)	$—	$(503.3)
Investments in Equity Securities	243.2	(1.2)	(24.7)	(25.9)
LIABILITIES
Debt	$1,195.1	$58.7	$—	$58.7
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2023	2022[1]	2021[1]
Revenues:
Earned Premiums (Changes in Deferred Profit Liability: 2023 - $84.2, 2022 - $60.2 and 2021 -$80.7)	$4,529.4	$5,213.4	$5,179.2
Net Investment Income	419.7	422.6	427.3
Change in Value of Alternative Energy Partnership Investments	2.9	(19.9)	(61.2)
Other Income	7.2	9.2	4.8
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	4.7	(79.9)	114.6
Net Realized Investment (Losses) Gains	(18.6)	4.3	64.8
Impairment Losses	(1.1)	(25.8)	(11.0)
Total Revenues	4,944.2	5,523.9	5,718.5
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses (Changes in Liability for Future Policyholder Benefits: 2023 - $33.5, 2022 - $12.0 and 2021 - $30.2)	3,820.0	4,432.6	4,519.6
Insurance Expenses	1,052.4	1,201.0	1,228.8
Loss from Early Extinguishment of Debt	—	3.7	—
Interest and Other Expenses	369.3	257.6	219.4
Goodwill Impairment	49.6	—	—
Total Expenses	5,291.3	5,894.9	5,967.8
Loss before Income Taxes	(347.1)	(371.0)	(249.3)
Income Tax Benefit	74.8	84.4	125.6
Net Loss	(272.3)	(286.6)	(123.7)
Less: Net Loss attributable to Noncontrolling Interest	(0.2)	—	—
Net Loss attributable to Kemper Corporation	$(272.1)	$(286.6)	$(123.7)
Net Loss attributable to Kemper Corporation Per Unrestricted Share:
Basic	$(4.25)	$(4.50)	$(1.92)
Diluted	$(4.25)	$(4.50)	$(1.92)
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2023	2022	2021
Net Loss	$(272.3)	$(286.6)	$(123.7)

Other Comprehensive Income (Loss) Before Income Taxes
Changes in Net Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Loss	238.8	(1,551.1)	(284.5)
Credit Losses Recognized in Consolidated Statements of Loss	(0.5)	1.9	(2.0)
Change in Net Unrecognized Postretirement Benefit Costs	59.2	18.9	(8.8)
(Loss) Gain on Cash Flow Hedges	(0.2)	5.9	0.5
Change in Discount Rate on Future Life Policyholder Benefits	(101.7)	1,380.7	228.5
Other Comprehensive Income (Loss) Before Income Taxes	195.6	(143.7)	(66.3)
Other Comprehensive Income Tax (Expense) Benefit	(41.5)	30.4	14.5
Other Comprehensive Income (Loss), Net of Taxes	154.1	(113.3)	(51.8)
Total Comprehensive Loss	(118.2)	(399.9)	(175.5)

Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(0.2)	—	—

Comprehensive Loss attributable to Kemper Corporation	$(118.0)	$(399.9)	$(175.5)

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2023	2022[1]
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2023 - $7,565.8; 2022 - $7,811.8 Allowance for Credit Losses: 2023 - $8.2; 2022 - $9.6)	$6,881.9	$6,894.8
Equity Securities at Fair Value (Cost: 2023 - $209.3; 2022 - $247.6)	225.8	243.2
Equity Method Limited Liability Investments	221.7	217.0
Alternative Energy Partnership Investments	17.3	16.3
Short-term Investments at Cost which Approximates Fair Value	520.9	278.4
Company-Owned Life Insurance	513.5	586.5
Loans to Policyholders	281.2	283.4
Other Investments	241.9	269.9
Total Investments	8,904.2	8,789.5
Cash	64.1	212.4
Receivables from Policyholders (Allowance for Credit Losses: 2023 - $13.9; 2022 - $13.1)	959.5	1,286.6
Other Receivables	200.5	262.6
Deferred Policy Acquisition Costs	591.6	635.6
Goodwill	1,250.7	1,300.3
Current Income Tax Assets	64.5	167.6
Deferred Income Tax Assets	210.4	129.0
Other Assets	492.6	530.0
Assets of Consolidated Variable Interest Entity:
Fixed Maturities at Fair Value (Amortized Cost 2023 - $1.7; 2022 - $— Allowance for Credit Losses 2023 - $—; 2022 - $—)	1.7	—
Short-term Investments at Cost which Approximates Fair Value	2.0	—
Receivables from Policyholders	0.7	—
Deferred Policy Acquisition Costs	0.1	—
Deferred Income Tax Assets	0.1	—
Total Assets	$12,742.7	$13,313.6
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2023	2022[1]
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,422.4	$3,276.2
Property and Casualty	2,680.5	2,756.9
Total Insurance Reserves	6,102.9	6,033.1
Unearned Premiums	1,300.8	1,704.4
Policyholder Obligations	655.7	701.3
Deferred Income Tax Liabilities	50.6	—
Accrued Expenses and Other Liabilities	737.7	817.3
Long-term Debt, Current and Non-current, at Amortized Cost (Fair Value: 2023 - $1,213.4; 2022 - $1,195.1)	1,389.2	1,386.9
Liabilities of Consolidated Variable Interest Entity:
Unearned Premiums	0.5	—
Accrued Expenses and Other Liabilities	0.3	—
Total Liabilities	10,237.7	10,643.0
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 64,111,555 Shares Issued and Outstanding at December 31, 2023 and 63,912,762 Shares Issued and Outstanding at December 31, 2022	6.4	6.4
Paid-in Capital	1,845.3	1,812.7
Retained Earnings	1,014.3	1,366.4
Accumulated Other Comprehensive Loss	(360.8)	(514.9)
Total Kemper Corporation Shareholders’ Equity	2,505.2	2,670.6
Noncontrolling Interest	(0.2)	—
Total Shareholders’ Equity	2,505.0	2,670.6
Total Liabilities and Shareholders’ Equity	$12,742.7	$13,313.6
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2023	2022[1]	2021[1]
Cash Flows from Operating Activities:
Net Loss	$(272.3)	$(286.6)	$(123.7)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Net Realized Investment Losses (Gains)	18.6	(4.3)	(64.8)
Impairment Losses	1.1	25.8	11.0
Depreciation and Amortization of Property, Equipment and Software	44.4	50.5	46.3
Amortization of Intangible Assets Acquired	14.2	20.4	53.5
Settlement Costs Related to Defined Benefit Pension Plan	70.2	—	—
Loss from Early Extinguishment of Debt	—	3.7	—
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(1.1)	(9.5)	(33.5)
(Income) Loss from Change in Value of Alternative Energy Partnership Investments	(2.9)	19.9	61.2
(Increase) Decrease in Value of Equity and Convertible Securities	(4.7)	79.9	(114.6)
Goodwill Impairment	49.6	—	—
Changes in:
Receivables from Policyholders	326.4	129.4	(75.2)
Reinsurance Recoverables	12.1	(1.9)	20.6
Deferred Policy Acquisition Costs	43.9	14.2	(77.6)
Insurance Reserves	(30.8)	26.5	616.4
Unearned Premiums	(403.1)	(183.5)	105.9
Income Taxes	33.2	(83.6)	(163.9)
Other Assets and Liabilities	(33.0)	(11.2)	89.1
Net Cash (Used in) Provided by Operating Activities	(134.2)	(210.3)	350.7
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	673.0	1,295.5	1,388.9
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	149.0	536.0	316.6
Real Estate Investments	—	—	8.0
Mortgage Loans	95.2	91.3	70.8
Other Investments	18.3	52.1	47.5
Purchases of Investments:
Fixed Maturities	(447.4)	(1,815.8)	(1,825.4)
Equity Securities	(44.4)	(58.9)	(124.3)
Real Estate Investments	(1.0)	(3.1)	(5.1)
Corporate-Owned Life Insurance	—	(110.0)	(100.0)
Mortgage Loans	(104.1)	(81.1)	(119.9)
Other Investments	(19.8)	(13.0)	(104.9)
Net (Purchases) Sales of Short-term Investments	(238.4)	6.1	687.2
Acquisition of Business, Net of Cash Acquired	—	—	(316.6)
Sales of Businesses, Net of Cash Disposed	—	14.8	—
Acquisition of Software and Long-lived Assets	(53.8)	(30.8)	(57.8)
Settlement Proceeds from Company-Owned Life Insurance	102.2	—	—
Other	(20.9)	8.5	16.8
Net Cash Provided by (Used in) Investing Activities	107.9	(108.4)	(118.2)
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2023	2022[1]	2021[1]
Net Cash Provided by (Used in) Investing Activities (Carryforward from page 77)	107.9	(108.4)	(118.2)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	—	(280.0)	(50.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	—	396.3	—
Issuance Fees on 3.800% Senior Notes due February 23, 2032	—	(1.2)	—
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	145.6	—
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	(0.9)	—
Proceeds from Policyholder Contract Obligations	123.3	335.5	386.8
Repayment of Policyholder Contract Obligations	(169.0)	(138.2)	(394.0)
Proceeds from Shares Issued under Employee Stock Purchase Plan	4.3	4.9	5.4
Common Stock Repurchases	—	—	(161.7)
Dividends Paid	(80.1)	(79.7)	(80.6)
Other	(0.5)	0.6	3.7
Net Cash (Used in) Provided by Financing Activities	(122.0)	382.9	(290.4)

Net (decrease) increase in cash	(148.3)	64.2	(57.9)
Cash, Beginning of Year	212.4	148.2	206.1
Cash, End of Year	$64.1	$212.4	$148.2
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in Millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2023	2022	2021
Cash (paid) received during the year for:
Interest	$(54.5)	$(51.5)	$(43.9)
Taxes	106.7	(0.7)	(38.0)
Operating Leases	(25.4)	(24.0)	(23.6)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$13.8	$9.7	$15.5

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Year Ended December 31, 2023, 2022 and 2021
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, JANUARY 1, 2021[1]	65.4	$6.5	$1,805.2	$2,046.1	$(349.8)	$—	$3,508.0
Net Loss	—	—	—	(123.7)	—	—	(123.7)
Other Comprehensive Loss, Net of Taxes (Note 16)	—	—	—	—	(51.8)	—	(51.8)
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(81.0)	—	—	(81.0)
Repurchases of Common Stock (Note 17)	(2.1)	(0.2)	(57.8)	(103.7)	—	—	(161.7)
Shares Issued Under Employee Stock Purchase Plan (Note 17)	0.1	—	5.4	—	—	—	5.4
Equity-based Compensation Cost (Note 21)	—	—	37.0	—	—	—	37.0
Equity-based Awards, Net of Shares Exchanged (Note 21)	0.3	0.1	0.9	(3.5)	—	—	(2.5)
BALANCE, DECEMBER 31, 2021[1]	63.7	$6.4	$1,790.7	$1,734.2	$(401.6)	$—	$3,129.7
Net Loss	—	—	—	(286.6)	—	—	(286.6)
Other Comprehensive Loss, Net of Taxes (Note 16)	—	—	—	—	(113.3)	—	(113.3)
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.4)	—	—	(80.4)
Shares Issued Under Employee Stock Purchase Plan (Note 17)	0.1	—	4.9	—	—	—	4.9
Equity-based Compensation Cost (Note 21)	—	—	17.7	—	—	—	17.7
Equity-based Awards, Net of Shares Exchanged (Note 21)	0.1	—	(0.6)	(0.8)	—	—	(1.4)
BALANCE, DECEMBER 31, 2022[1]	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$—	$2,670.6
Net Loss	—	—	—	(272.1)	—	(0.2)	(272.3)
Other Comprehensive Income, Net of Taxes (Note 16)	—	—	—	—	154.1	—	154.1
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.1)	—	—	(80.1)
Shares Issued Under Employee Stock Purchase Plan (Note 17)	0.1	—	4.3	—	—	—	4.3
Equity-based Compensation Cost (Note 21)	—	—	29.0	—	—	—	29.0
Equity-based Awards, Net of Shares Exchanged (Note 21)	0.1	—	(0.7)	0.1	—	—	(0.6)
BALANCE, DECEMBER 31, 2023	64.1	$6.4	$1,845.3	$1,014.3	$(360.8)	$(0.2)	$2,505.0
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES
The Consolidated Financial Statements include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty insurance subsidiaries, life insurance subsidiaries, a health insurance subsidiary through the date of its sale of December 1, 2022 (collectively referred to herein as the “Company”), and a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated. Prior period amounts in the financial statements have been recasted to reflect the Company’s adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts (“ASU 2018-12”) on January 1, 2023 (See Note 2, “Summary of Accounting Policies and Accounting Changes”).
Periodically, Kemper may acquire an additional company which then becomes one of the various subsidiaries of Kemper. When an acquisition occurs, Kemper will include the results of the acquired company in the consolidated financial results from the date of its acquisition and forward. When a disposition occurs, Kemper will include the results of the disposed subsidiary in the consolidated financial results up to the date of sale.
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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Convertible Securities at Fair Value, Investments in Equity Securities at Fair Value and Debt are estimated using a hierarchical framework which prioritizes and ranks market price observability of inputs used in fair value measurements. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
Any increase or decrease in the expected allowance for credit losses related to investments is recognized in Impairment Losses. The expected allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis and is adjusted for any additional expected credit losses or subsequent recoveries. The amortized cost basis of the investment is not adjusted for the expected allowance for credit loss. The impairment related to other factors (non-credit related) is reported in Other Comprehensive Income (Loss), net of income taxes.
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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance contracts and short-duration health insurance contracts are amortized over the period in which premiums are earned. Deferred costs on traditional life insurance products and other long duration insurance contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. These deferred costs are amortized on a constant level basis for grouped contracts over the expected term of the related contracts to approximate straight-line amortization. The expected term of the contract used for amortization is determined using mortality and termination assumptions that are based on the Company’s experience, industry data, and other factors and are consistent with those used for the liability for future policyholder benefits. If those projected assumptions change in future periods, they will be reflected in the straight-line amortization horizon at that time. Unexpected terminations, due to higher mortality and termination experience than expected, are recognized in the current period as a reduction of the capitalized balances. Amortization of deferred policy acquisition costs is included in Insurance Expenses in the Condensed Consolidated Statements of Loss.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Deferred Profit Liability
For limited-payment life products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policyholder benefits, including discount rate, mortality, lapses, and expenses.
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
For life insurance products, the liability for future policyholder benefits is the present value of estimated future policyholder benefits to be paid to or on behalf of policyholders and certain related expenses, less the present value of estimated future net premiums to be collected from policyholders. The liability is estimated using current assumptions that include discount rate, mortality, lapses and expenses. These current assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors. The liability is adjusted for differences between actual and expected experience. The Company reviews and updates its estimate of cash flows expected over the lifetime of a group of contracts using actual historical experience quarterly and current future cash flow assumptions at least annually to calculate its revised net premium ratio. The revised net premium ratios are then used to calculate an updated liability for future policyholder benefits for the current reporting period, discounted at the original contract issuance discount rate. The Company has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Resulting changes in the liability due to differences in actual versus expected experience, changes in current cash flow assumptions, and prefunding and payout of benefits compared to the carrying amount of the liability as of that same date are recorded as a separate component of benefit expense in the Consolidated Statements of (Loss) Income.
The current discount rate assumption is an equivalent spot rate curve of annually compounded rates at monthly increments that is derived based on A-credit rated fixed-income instruments reflecting the duration characteristics of the liability. The Company utilizes published corporate yield curves from Bloomberg’s BVAL Investment Grade Corporate Sector curve. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in Other Comprehensive Income (Loss). For liability cash flows that are projected beyond the maximum observable point on the yield curve, the yield grades to an ultimate forward rate.
Insurance Reserves for life insurance products are comprised of reserves for future policy benefits plus an estimate of the Company’s liability for unpaid life insurance claims and claims adjustment expenses, which includes an estimate for IBNR life insurance claims. The Company utilizes the database of reported deaths maintained by the Social Security Administration or other comparable database (a “Death master File” or “DMF”) to identify potential situations where the Company has yet to be notified of an insured’s death and, as appropriate, initiating an outreach process to identify and contact beneficiaries and settle claims.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Policyholder Obligations
Policyholder Obligations include Federal Home Loan Bank (“FHLB”) funding agreements used for spread lending purposes and universal life-type policyholder contracts and are stated at account balances.
Receivables from Policyholders - Allowance for Expected Credit Losses
The allowance for credit losses is a valuation account that is deducted from the receivables from policyholders based on the net amount expected to be collected on the insurance contract. Receivables from policyholders are charged off against the allowance when management believes the receivable is uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The following table presents a rollforward of changes in the allowance for expected credit losses for the year ended December 31, 2023.

(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance at Beginning of Year	$12.3	$—	$12.3	$0.8	$13.1
Provision for Expected Credit Losses	39.3	0.5	39.8	1.8	41.6
Write-offs of Uncollectible Receivables from Policyholders	(38.7)	(0.5)	(39.2)	(1.6)	(40.8)
Balance at End of Year	$12.9	$—	$12.9	$1.0	$13.9

Receivable Balance at End of Year	$875.4	$11.3	$886.7	$73.5	$960.2
The following table presents a rollforward of changes in the allowance for expected credit losses for the year ended December 31, 2022.

(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance at Beginning of Year	$12.8	$—	$12.8	$0.8	$13.6
Provision for Expected Credit Losses	44.4	1.1	45.5	2.5	48.0
Write-offs of Uncollectible Receivables from Policyholders	(44.9)	(1.1)	(46.0)	(2.5)	(48.5)
Balance at End of Year	$12.3	$—	$12.3	$0.8	$13.1

Receivable Balance at End of Year	$1,166.9	$11.0	$1,177.9	$108.7	$1,286.6
Other Receivables
Other Receivables primarily include reinsurance recoverables, accrued investment income, and receivables from limited liability investments and investments in partnerships. Reinsurance Recoverables were $27.8 million and $39.6 million at December 31, 2023 and 2022, respectively. Accrued Investment Income was $88.4 million and $94.3 million at December 31, 2023 and 2022, respectively. Receivables from limited liability investments and investments in partnerships were $0.0 million and $35.2 million at December 31, 2023 and 2022, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Other Assets
Other Assets primarily include property and equipment, internal use software, right-of-use assets, insurance licenses acquired in business combinations, other intangible assets acquired in a business combination and prepaid expenses. Property and equipment is depreciated over the useful lives of the assets, generally using the straight-line or double declining balance methods of depreciation depending on the asset involved. Internal use software is amortized over the useful life of the asset using the straight-line method of amortization and is evaluated for recoverability upon identification of impairment indications. Insurance licenses acquired in business combinations and other indefinite life intangibles are not amortized, but rather tested periodically for recoverability.
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $13.8 million and $15.4 million at December 31, 2023 and 2022, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships were $1.7 million and $2.7 million at December 31, 2023 and 2022, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships were $43.4 million and $50.6 million at December 31, 2023 and 2022, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include drafts payable, accrued salaries and commissions, pension benefits, postretirement medical benefits, lease liability and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short-duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. The Company performs a premium deficiency analysis typically at a business level, namely Specialty Property & Casualty Insurance and Non-Core Operations, which is consistent with the manner in which the Company acquires and services policies and measures profitability. Anticipated investment income is included in this analysis. A premium deficiency is recognized when the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums by first reducing related deferred policy acquisition costs to an amount, but not below zero, at which the premium deficiency would not exist. If a premium deficiency remains after first reducing deferred policy acquisition costs, a premium deficiency reserve is established and reported as a liability in the Consolidated Financial Statements.
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
Premium Deficiency
Commencing in 2022, the Company began including anticipated net investment income in the premium deficiency analysis performed on the Specialty Property & Casualty Insurance Segment and Non-Core Operations business. The Company believes this accounting principle change is preferable as it best reflects the ultimate profitability of an insurance contract in using all cash flows from the in-force policies, inclusive of related investment income, and provides improved comparability with industry peers. This accounting principle change had no impact on the results of the premium deficiency analysis in prior periods presented.
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
Noncontrolling Interests
Noncontrolling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. The Company has no ownership interest in Kemper Reciprocal, but consolidates it as the Company is considered the primary beneficiary.
Adoption of New Accounting Guidance
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The new standard requires cash flow assumptions used to measure the liability for future policyholder benefits for nonparticipating traditional and limited pay long-duration contracts to be reviewed at least annually, and if there is a change, updated with the recognition and remeasurement recorded in net income. It also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting period, and recognized in other comprehensive income. ASU 2018-12 simplifies the amortization of deferred acquisition costs to a constant level basis over the expected term of the contract, requires all market risk benefits to be measured at fair value, and enhances certain presentation and disclosure requirements, as discussed in Note 7 and Note 8.
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
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Loss for the years ended December 31, 2022 and 2021 were as follows:

	2022			2021
	Prior to Adoption	Effect of Adoption	Post- Adoption Balance	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Earned Premiums	$5,266.3	(52.9)	$5,213.4	$5,253.7	(74.5)	$5,179.2
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	$4,504.4	(71.8)	$4,432.6	$4,600.8	(81.2)	$4,519.6
Insurance Expenses	$1,200.6	0.4	$1,201.0	$1,218.1	10.7	$1,228.8
Income Tax Benefit	$88.3	(3.9)	$84.4	$124.8	0.8	$125.6
Net Loss attributable to Kemper Corporation	$(301.2)	14.6	$(286.6)	$(120.5)	(3.2)	$(123.7)

Net Loss Per Unrestricted Share attributable to Kemper Corporation:
Basic	$(4.72)	$0.22	$(4.50)	$(1.87)	$(0.05)	$(1.92)
Diluted	$(4.72)	$0.22	$(4.50)	$(1.87)	$(0.05)	$(1.92)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The effects of adoption of ASU 2018-12 on the Consolidated Balance Sheet as of December 31, 2022 were as follows:

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
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Comprehensive Loss for the years ended December 31, 2022 and 2021 were as follows:

	2022			2021
	Prior to Adoption	Effect of Adoption	Post- Adoption Balance	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Change in Discount Rate on Future Life Policyholder Benefits	$—	1,380.7	$1,380.7	$—	$228.5	$228.5
Other Comprehensive Loss Before Income Taxes	$(1,524.4)	1,380.7	$(143.7)	$(294.8)	$228.5	$(66.3)
Other Comprehensive Income Tax Benefit	$320.3	(289.9)	$30.4	$62.4	$(47.9)	$14.5
Other Comprehensive Loss, Net of Taxes	$(1,204.1)	1,090.8	$(113.3)	$(232.4)	$180.6	$(51.8)
Total Comprehensive Loss	$(1,505.3)	1,105.4	$(399.9)	$(352.9)	$177.4	$(175.5)
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021 were as follows:

	2022			2021
	Prior to Adoption	Effect of Adoption	Post- Adoption Balance	Prior to Adoption	Effect of Adoption	Post- Adoption Balance
Cash Flows from Operating Activities:
Net Loss	$(301.2)	14.6	$(286.6)	$(120.5)	(3.2)	$(123.7)
Change in Deferred Policy Acquisition Costs	$13.8	0.4	$14.2	$(88.3)	10.7	$(77.6)
Change in Insurance Reserves	$45.4	(18.9)	$26.5	$623.1	(6.7)	$616.4
Change in Income Taxes	$(87.5)	3.9	$(83.6)	$(163.1)	(0.8)	$(163.9)
Net Cash Used in Operating Activities	$(210.3)	—	$(210.3)	$350.7	—	$350.7
In July 2023, the FASB issued ASU 2023-03 Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718), which codifies amendments to certain SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This ASU predominately codifies guidance for public companies to consider when entering into share-based payment arrangements while in possession of material non-public information. As this ASU does not provide any new guidance, there is no transition or effective date associated with it. The Company adopted this ASU as of the third quarter of 2023 with no material impact to the consolidated financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Guidance Not Yet Adopted
In March 2023, the FASB issued ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period, and a net presentation within the income tax line item. ASU 2023-02 is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 Improvements to Reportable Segment Disclosures, which enhances disclosures about significant segment expenses. The new standard does not change the definition or aggregation of operating segments but will add required disclosures of significant expenses for each reportable segment as well as certain other disclosures to help financial statement users understand how the chief operating decision maker evaluates segment expenses and operating results. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring companies to use consistent categories and greater disaggregation of information in the tax rate reconciliation as well as requiring disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 3. NET LOSS PER UNRESTRICTED SHARE
A reconciliation of the numerator and denominator used in the calculation of Basic Net Loss Per Unrestricted Share and Diluted Net Loss Per Unrestricted Share for the years ended December 31, 2023, 2022 and 2021 is presented below.

	2023	2022	2021
DOLLARS IN MILLIONS
Net Loss attributable to Kemper Corporation	$(272.1)	$(286.6)	$(123.7)
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	64,025.6	63,825.5	64,264.4
Equity-based Compensation Equivalent Shares	—	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	64,025.6	63,825.5	64,264.4

Net Loss attributable to Kemper Corporation per Unrestricted Share:
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Net Loss Per Unrestricted Share	$(4.25)	$(4.50)	$(1.92)
Diluted Net Loss Per Unrestricted Share	$(4.25)	$(4.50)	$(1.92)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 3.6 million, 2.4 million, and 2.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 4. DISPOSITIONS
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
NOTE 4. DISPOSITIONS (Continued)
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
NOTE 5. BUSINESS SEGMENTS
In the third quarter of 2023, the Company announced that it will exit the Preferred Property and Casualty Insurance business and will actively reduce the business beginning in third quarter 2023, with all policies being non-renewed or canceled in accordance with applicable state regulations. In connection with the exit, the Company changed its segment measure of performance to exclude the results of the Preferred Property and Casualty Insurance business from Segment Adjusted Net Operating Loss effective July 1, 2023, since the results are irrelevant to ongoing operations of the Company and do not qualify for Discontinued Operations under U.S. GAAP. The results of this business, previously reported as a reportable segment, are now reflected as Non-Core Operations and presented as a reconciling item between Segment Adjusted Operating Net Loss and Net Loss. Prior period amounts have been reclassified to reflect the change in reportable segments and the segment measure of performance.
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Specialty Property & Casualty Insurance, and Life Insurance.
The Specialty Property & Casualty Insurance segment’s principal products are specialty automobile and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life Insurance segment’s (formerly referred to as “Life & Health Insurance”) principal products are individual life, accident, supplemental health and property insurance. Career agents employed by the Company distribute these products. Corporate and Other operations include interest expense, board of director fees, and general corporate expenses incurred by the Company which are not allocated to other businesses.

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
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of (Loss) Income to its insurance operations. The amount of such allocated corporate expenses was $114.4 million, $127.8 million and $121.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company does not allocate Income (Loss) from Change in Fair Value of Equity and Convertible Securities, Net Realized Investment (Losses) Gains, Impairment Losses, Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, Debt Extinguishment, Pension Settlement and Other Charges, Goodwill Impairment Charge, Non-Core Operations, and Significant non-recurring or infrequent items that may not be indicative of ongoing operations to its operating segments.
Total Segment, Non-Core Operations, and Corporate and Other assets at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Segment Assets:
Specialty Property & Casualty Insurance	$6,145.9	$6,535.3
Life Insurance	4,898.1	5,008.0
Total Segment Assets	11,044.0	11,543.3
Corporate and Other	623.7	545.4
Non-Core Operations	1,075.0	1,224.9
Total Assets	$12,742.7	$13,313.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. BUSINESS SEGMENTS (Continued)
Earned Premiums by product line for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Specialty Property & Casualty Insurance:
Personal Automobile	$2,977.8	$3,496.7	$3,533.7
Commercial Automobile	654.7	549.7	414.8
Life Insurance:
Life	319.2	352.8	327.2
Accident and Health	23.1	168.2	189.9
Property	45.3	50.5	61.9
Total Segment Earned Premiums	4,020.1	4,617.9	4,527.5
Non-Core Operations	509.3	595.5	651.7
Total Earned Premiums	$4,529.4	$5,213.4	$5,179.2
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$3,632.5	$4,046.4	$3,948.5
Net Investment Income	168.3	140.7	152.5
Change in Value of Alternative Energy Partnership Investments	1.6	(9.9)	(29.0)
Other Income	4.5	6.0	4.1
Total Specialty Property & Casualty Insurance	3,806.9	4,183.2	4,076.1
Life Insurance:
Earned Premiums	387.6	571.5	579.0
Net Investment Income	193.4	216.5	202.7
Change in Value of Alternative Energy Partnership Investments	0.7	(5.3)	(15.8)
Other Income	(0.2)	(0.6)	(1.3)
Total Life Insurance	581.5	782.1	764.6
Total Segment Revenues	4,388.4	4,965.3	4,840.7
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	4.7	(79.9)	114.6
Net Realized Investment (Losses) Gains	(18.6)	4.3	64.8
Net Impairment Losses Recognized in Earnings	(1.1)	(25.8)	(11.0)
Non-Core Operations	558.4	640.5	704.0
Other	12.4	19.5	5.4
Total Revenues	$4,944.2	$5,523.9	$5,718.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. BUSINESS SEGMENTS (Continued)
Adjusted Consolidated Operating Loss, including a reconciliation to Loss before Income Taxes attributable to Kemper Corporation, for the years ended December 31, 2023, 2022 and 2021 was:

DOLLARS IN MILLIONS	2023	2022	2021
Segment Adjusted Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(76.3)	$(196.9)	$(292.1)
Life Insurance	62.3	78.0	6.5
Total Segment Adjusted Operating Loss	(14.0)	(118.9)	(285.6)
Corporate and Other Adjusted Operating Loss	(55.2)	(47.7)	(48.4)
Less: Loss before Income Taxes attributable to Noncontrolling Interest	(0.3)	—	—
Adjusted Consolidated Operating Loss	(68.9)	(166.6)	(334.0)
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	4.7	(79.9)	114.6
Net Realized Investment (Losses) Gains	(18.6)	4.3	64.8
Impairment Losses	(1.1)	(25.8)	(11.0)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(120.3)	(62.9)	(43.9)
Debt Extinguishment, Pension Settlement, and Other Charges	(70.2)	(3.7)	—
Goodwill Impairment Charge	(49.6)	—	—
Non-Core Operations	(22.8)	(36.4)	(39.8)
Loss before Income Taxes attributable to Kemper Corporation	$(346.8)	$(371.0)	$(249.3)
Adjusted Consolidated Net Operating Loss, including a reconciliation to Net Loss attributable to Kemper Corporation, for the years ended December 31, 2023, 2022 and 2021 was:

DOLLARS IN MILLIONS	2023	2022	2021
Segment Adjusted Net Operating (Loss) Income:
Specialty Property & Casualty Insurance	$(57.1)	$(147.4)	$(196.1)
Life Insurance	51.8	68.8	25.0
Total Segment Adjusted Net Operating Loss	(5.3)	(78.6)	(171.1)
Corporate and Other Adjusted Net Operating Loss	(42.1)	(37.8)	(38.4)
Less: Net Loss attributable to Noncontrolling Interest	(0.2)	—	—
Adjusted Consolidated Net Operating Loss	(47.2)	(116.4)	(209.5)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	3.7	(63.1)	90.5
Net Realized Investment (Losses) Gains	(14.7)	3.4	51.2
Impairment Losses	(0.9)	(20.4)	(8.7)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(95.0)	(61.3)	(34.7)
Debt Extinguishment, Pension Settlement, and Other Charges	(55.5)	(2.9)	—
Goodwill Impairment Charges	(45.5)	—	—
Non-Core Operations	(17.0)	(25.9)	(12.5)
Net Loss Attributable to Kemper Corporation	$(272.1)	$(286.6)	$(123.7)
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
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2023, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2019 through 2022 is presented as supplementary information and is unaudited.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2023
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$1,461.5	$1,494.7	$1,506.1	$1,508.3	$1,516.1	$20.0	547,437
2020		1,401.2	1,406.4	1,407.8	1,415.9	29.9	475,894
2021			1,856.9	1,824.7	1,844.2	75.9	585,665
2022				1,765.9	1,848.7	169.3	471,990
2023					1,448.7	537.1	282,423
Total					8,073.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022	2023
2019	$567.3	$1,200.7	$1,382.0	$1,452.3	$1,482.1
2020		555.2	1,107.6	1,287.8	1,350.0
2021			657.1	1,429.4	1,680.8
2022				738.2	1,463.3
2023					580.4
Total					6,556.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2019, Net of Reinsurance					27.9
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,544.9
1 Tables retrospectively include American Access Casualty Company’s (“AAC”) historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2023
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$624.3	$630.3	$629.6	$629.7	$629.5	$(9.2)	324,516
2020		650.5	659.5	659.5	659.0	(0.5)	296,411
2021			958.0	967.5	967.2	(1.9)	361,864
2022				993.5	989.5	(9.7)	308,705
2023					722.6	(6.2)	199,413
Total					3,967.8

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022	2023
2019	$570.8	$634.8	$630.6	$630.0	$629.8
2020		585.5	663.8	659.7	658.8
2021			890.1	977.5	968.3
2022				921.9	997.8
2023					699.2
Total					3,953.9
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2019, Net of Reinsurance					(2.8)
Loss and Allocated LAE Reserves, Net of Reinsurance					$11.1
1 Tables retrospectively include AAC’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2023
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$128.4	$126.1	$126.6	$128.1	$129.8	$5.7	19,641
2020		140.5	152.0	154.0	155.6	7.4	19,627
2021			225.6	228.6	240.4	24.8	27,382
2022				305.1	309.1	67.1	32,102
2023					379.9	201.4	31,970
Total					1,214.8

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022	2023
2019	$32.4	$75.7	$99.5	$113.1	$121.9
2020		37.0	87.6	111.7	129.7
2021			50.8	128.0	168.6
2022				72.2	159.0
2023					87.5
Total					666.7
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2019, Net of Reinsurance					11.4
Loss and Allocated LAE Reserves, Net of Reinsurance					$559.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2023
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$26.0	$27.1	$26.9	$26.8	$26.8	$(0.5)	9,317
2020		31.9	32.2	32.1	32.1	—	11,044
2021			52.4	51.9	51.6	0.2	17,724
2022				74.5	74.7	(0.2)	21,541
2023					90.0	4.8	19,056
Total					275.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022	2023
2019	$23.0	$26.9	$26.8	$26.8	$26.9
2020		26.2	31.9	32.0	32.0
2021			43.3	51.9	51.4
2022				66.8	74.6
2023					80.6
Total					265.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2019, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$9.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2023
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$172.2	$195.5	$200.0	$201.8	$204.8	$1.6	34,622
2020		148.9	153.6	151.8	158.8	3.1	24,664
2021			176.9	179.8	180.6	9.3	27,173
2022				165.0	172.4	19.9	24,019
2023					135.0	47.1	15,795
Total					851.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022	2023
2019	$62.7	$127.9	$160.8	$181.1	$193.5
2020		44.4	92.8	117.7	141.4
2021			50.3	106.1	144.1
2022				55.0	111.0
2023					43.7
Total					633.7
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2019, Net of Reinsurance					8.2
Loss and Allocated LAE Reserves, Net of Reinsurance					$226.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2023
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$126.4	$125.8	$125.9	$125.8	$125.4	$—	67,108
2020		96.1	98.0	97.9	97.5	—	47,589
2021			118.5	117.9	117.1	(0.2)	53,477
2022				110.9	113.5	(1.1)	48,108
2023					86.6	(1.3)	32,552
Total					540.1

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022	2023
2019	$120.7	$126.5	$125.6	$125.4	$125.4
2020		90.9	98.4	97.6	97.5
2021			113.1	118.1	117.2
2022				108.7	114.6
2023					84.8
Total					539.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2019, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$0.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2023
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$162.9	$161.8	$163.1	$162.8	$161.6	$0.4	14,531
2020		157.0	149.8	144.6	141.2	0.4	14,074
2021			149.9	149.8	143.9	0.9	13,620
2022				142.7	152.7	1.7	11,463
2023					126.6	12.8	8,913
Total					726.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022	2023
2019	$111.1	$150.4	$157.7	$159.5	$160.6
2020		94.6	130.8	137.4	139.8
2021			100.6	132.6	139.7
2022				97.0	141.2
2023					84.7
Total					666.0
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2019, Net of Reinsurance					1.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$61.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2023 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheets at December 31, 2023.

DOLLARS IN MILLIONS	2023
Property and Casualty Insurance Reserves, Net of Reinsurance:
Specialty Personal Automobile Insurance—Liability	$1,544.9
Specialty Personal Automobile Insurance—Physical Damage	11.1
Commercial Automobile Insurance—Liability	559.5
Commercial Automobile Insurance—Physical Damage	9.7
Non-Core Personal Automobile Insurance—Liability	226.1
Non-Core Personal Automobile Insurance—Physical Damage	0.6
Non-Core Homeowners Insurance	61.5
Other	37.4
Total	$2,450.8
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Specialty Personal Automobile Insurance—Liability	$6.0
Non-Core Preferred Personal Automobile Insurance—Liability	18.7
Non-Core Homeowners Insurance	0.2
Other	2.9
Total	27.8
Unallocated LAE	201.9
Property and Casualty Insurance Reserves, Gross of Reinsurance	$2,680.5
The following is supplementary information about average historical claims duration as of December 31, 2023.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Specialty Personal Automobile Insurance—Liability	38.5%	78.5%	91.1%	95.6%	97.8%
Specialty Personal Automobile Insurance—Physical Damage	92.3	100.0	100.0	100.0	100.0
Commercial Automobile Insurance—Liability	23.3	54.8	72.9	85.3	93.9
Commercial Automobile Insurance—Physical Damage	86.1	100.0	100.0	100.0	100.0
Non-Core Preferred Personal Automobile Insurance—Liability	30.1	61.0	77.5	88.7	94.5
Non-Core Preferred Personal Automobile Insurance—Physical Damage	96.0	100.0	100.0	100.0	100.0
Non-Core Homeowners Insurance	67.2	92.6	97.3	98.8	99.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2023, 2022 and 2021 was:

DOLLARS IN MILLIONS	2023	2022	2021
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,756.9	$2,772.7	$1,982.5
Less Reinsurance Recoverables at Beginning of Year	39.6	41.9	50.1
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,717.3	2,730.8	1,932.4
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	—	211.1
Incurred Losses and LAE related to:
Current Year	3,429.9	4,103.3	4,052.7
Prior Years	159.8	(14.6)	106.7
Total Incurred Losses and LAE	3,589.7	4,088.7	4,159.4
Paid Losses and LAE related to:
Current Year:	1,965.3	2,460.5	2,303.4
Prior Years	1,689.0	1,641.7	1,268.7
Total Paid Losses and LAE	3,654.3	4,102.2	3,572.1
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	2,652.7	2,717.3	2,730.8
Plus Reinsurance Recoverables at End of Year	27.8	39.6	41.9
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$2,680.5	$2,756.9	$2,772.7
Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Consolidated Statements of Loss in the period of change.
In 2023, the Company increased its property and casualty insurance reserves by $159.8 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $108.7 million due primarily to higher than expected emergence in loss patterns related to third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages as well as an increase in Florida personal injury protection driven by higher than expected frequency and severity resulting from an increase in litigated claim activity, mainly from policy years 2020 through 2022. Commercial Automobile insurance loss and LAE reserves developed adversely by $24.2 million due to higher than expected emergence in loss patterns related to policy years 2021 and 2022 bodily injury coverages. Non-Core personal automobile insurance loss and LAE reserves developed adversely by $21.6 million due to higher than expected emergence in loss patterns related to the third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages. Homeowners insurance loss and LAE reserves developed adversely by $1.5 million. Other personal lines loss and LAE reserves developed adversely by $3.8 million.
In 2022, the Company decreased its property and casualty insurance reserves by $14.6 million to recognize favorable development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed favorably by $17.6 million due primarily to the emergence of more favorable loss patterns than expected for liability and physical damage insurance. Commercial Automobile insurance loss and LAE reserves included adverse development of $3.6 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Non-Core personal automobile insurance loss and LAE reserves developed adversely by $1.8 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Homeowners insurance loss and LAE reserves developed favorably by $7.6 million due primarily to the emergence of more favorable loss patterns than expected. Other personal lines loss and LAE reserves developed adversely by $5.2 million due primarily to the emergence of less favorable loss patterns than expected for prior accident years.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
In 2021, the Company increased its property and casualty insurance reserves by $106.7 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $85.3 million due primarily to legal developments and increased severity in personal injury protection coverage in Florida and other liability coverages. Commercial Automobile insurance loss and LAE reserves included adversely development of $12.4 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Non-Core personal automobile insurance loss and LAE reserves developed adversely by $12.1 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Homeowners insurance loss and LAE reserves developed favorably by $6.5 million due primarily to the emergence of less favorable loss patterns than expected for liability insurance. Other personal lines loss and LAE reserves developed adversely by $3.4 million due primarily to the emergence of less favorable loss patterns than expected for prior accident years.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance recoverables on property and casualty insurance reserves were $27.8 million and $39.6 million at December 31, 2023 and 2022, respectively. These recoverables are concentrated with several reinsurers, the majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2023 and 2022, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 7. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits.
The liability for future policyholder benefits is grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company’s actuaries review assumptions used to measure the liability for future policyholder benefits for nonparticipating traditional and limited pay long-duration contracts at least annually. If there is a change, assumptions are updated with the recognition and remeasurement recorded in net income. The Company’s actuaries use a variety of generally accepted actuarial methodologies, in accordance with Actuarial Standards of Practice, in determining the assumptions.
The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how policyholder benefits are expected to develop in the future and that such historical data can be used to predict and estimate future losses. However, changes in the Company’s business processes and the macroeconomic environment, by their very nature, are likely to affect the actual to expected experience which generally results in the historical experience factors becoming less reliable over time in predicting how cash flows will ultimately develop. The Company’s actuaries use professional judgment in determining how much weight to place on the actual to expected experience based on the older historical data and how much weight to place on more recent experience data. In some cases, the Company’s actuaries make adjustments to the assumptions to estimate losses. These assumptions are reviewed by the Company’s actuaries and corporate management who apply their collective judgment and determine the appropriate assumptions to adopt for the underlying business. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key assumptions that may be significantly influencing the current actuarial indications, changes in pricing and product offerings, changes in customer base, changes in agency operations or other changes that affect the timing of payments, the policyholder behaviors observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to prior periods. Changes in the Company’s assumptions underlying these liabilities over time will occur and may be material.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 7. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS (Continued)
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the years ended December 31, 2023, 2022 and 2021 was:

DOLLARS IN MILLIONS		Year Ended
		Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Present Value of Expected Net Premiums	Balance, Beginning of Period	$688.6	$669.0	$396.0

	Beginning Balance at Original Discount Rate	$728.9	$599.8	$325.6
	Effect of Changes in Cash Flow Assumptions	(35.7)	68.5	124.3
	Effect of Actual Variances from Expected Experience	(38.5)	(6.4)	64.7
	Adjusted Beginning of Period Balance	654.7	661.9	514.6
	Issuances	105.2	133.2	133.2
	Interest Accrual	29.7	21.9	17.4
	Net Premiums Collected	(94.9)	(88.1)	(65.4)
	Ending Balance at Original Discount Rate	694.7	728.9	599.8
	Effect of Changes in Discount Rate Assumptions	(19.3)	(40.3)	69.2
	Balance, End of Period	$675.4	$688.6	$669.0
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Period	$3,561.0	$4,933.1	$4,924.9

	Beginning Balance at Original Discount Rate	$3,906.2	$3,788.1	$3,550.3
	Effect of Changes in Cash Flow Assumptions	(59.0)	77.2	130.0
	Effect of Actual Variances From Expected Experience	(45.5)	(7.0)	65.1
	Adjusted Beginning of Period Balance	3,801.7	3,858.3	3,745.4
	Issuances	104.6	133.2	134.4
	Interest Accrual	171.0	164.0	162.1
	Benefit Payments	(241.4)	(249.3)	(253.8)
	Ending Balance at Original Discount Rate	3,835.9	3,906.2	3,788.1
	Effect of Changes in Discount Rate Assumptions	(222.7)	(345.2)	1,145.0
	Balance, End of Period	$3,613.2	$3,561.0	$4,933.1
	Net Liability for Future Policyholder Benefits	$2,937.8	$2,872.4	$4,264.1
	Less: Reinsurance Recoverable	—	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,937.8	$2,872.4	$4,264.1
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	15.3	14.6	18.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 7. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS (Continued)
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Consolidated Balance Sheets is as follows:

DOLLARS IN MILLIONS	Dec 31, 2023	Dec 31, 2022
Net Liability for Future Policyholder Benefits	$2,937.8	$2,872.4
Deferred Profit Liability	337.8	253.6
Other[1]	146.8	150.2
Total Life and Health Insurance Reserves	$3,422.4	$3,276.2
1Other primarily consists of Accident and Health and Universal Life reserves
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, were as follows:

DOLLARS IN MILLIONS	Dec 31, 2023	Dec 31, 2022
Expected Future Benefit Payments, undiscounted	$10,185.2	$10,137.2
Expected Future Gross Premiums, undiscounted	$4,107.9	$4,436.8
Expected Future Gross Premiums, discounted	$2,800.6	$2,844.4
The amount of revenue and interest recognized in the Consolidated Statements of Loss is as follows:

	Year Ended
DOLLARS IN MILLIONS	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Gross Premiums or Assessments	$399.0	$392.1	$380.3
Interest Expense	$141.3	$142.1	$144.9
The weighted-average interest rate is as follows:

	Dec 31, 2023	Dec 31, 2022
Interest Accretion Rate	4.57%	4.60%
Current Discount Rate	5.08%	5.30%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company reviewed and updated mortality and lapse assumptions during the fourth quarter of 2023. Market data that underlies current discount rates was updated from September 30, 2023.
The balances of and changes in Deferred Profit Liability as of and for the years indicated are as follows:

DOLLARS IN MILLIONS	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Balance, beginning of period	$253.6	$193.4	$112.7
Annual assumption changes	15.0	(12.7)	(4.6)
Profits deferred	163.1	164.7	176.3
Interest accrual	13.2	10.4	6.8
Amortization	(111.2)	(101.6)	(97.6)
Effect of actual variances from expected experience and other changes	4.1	(0.6)	(0.2)
Balance, end of period	$337.8	$253.6	$193.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 8. DEFERRED POLICY ACQUISITION COSTS
The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Property and Casualty and Life and Health business for the years ended December 31, 2023, 2022 and 2021:

DOLLARS IN MILLIONS	Dec 31, 2023			Dec 31, 2022			Dec 31, 2021
	Property and Casualty	Life and Health	Total	Property and Casualty	Life and Health	Total	Property and Casualty	Life and Health	Total
Balance, Beginning of Year	$231.1	$404.5	$635.6	$268.7	$419.3	$688.0	$229.1	$381.3	$610.4
Capitalizations	505.6	57.7	563.3	630.9	60.6	691.5	697.0	75.6	772.6
Amortization Expense	(571.8)	(19.9)	(591.7)	(668.5)	(28.0)	(696.5)	(657.4)	(35.7)	(693.1)
Experience Adjustment	—	(15.6)	(15.6)	—	(8.7)	(8.7)	—	(1.9)	(1.9)
Balance	164.9	426.7	591.6	231.1	443.2	674.3	268.7	419.3	688.0
Less:
Deferred Policy Acquisition Costs Asset Divested	—	—	—	—	38.7	38.7	—	—	—
Balance, End of Period	$164.9	$426.7	$591.6	$231.1	$404.5	$635.6	$268.7	$419.3	$688.0
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
The Company made changes to future assumptions in the fourth quarter for the Life and Health business for both the years ended December 31, 2023 and 2022.
NOTE 9. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Commissions	$584.2	$724.8	$817.6
General Expenses	342.8	358.4	339.5
Taxes, Licenses, and Fees	79.6	99.5	104.3
Total Costs Incurred	1,006.6	1,182.7	1,261.4
Policy Acquisition Costs:
Deferred	(563.3)	(691.5)	(772.6)
Amortized	607.1	705.7	695.1
Net Policy Acquisition Costs Amortized (Deferred)	43.8	14.2	(77.5)
Amortization of Value of Business Acquired	2.0	4.1	45.0
Insurance Expenses	$1,052.4	$1,201.0	$1,228.9
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized. The Company recorded amortization of Deferred Policy Acquisition Costs of $607.1 million, $705.7 million and $695.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2023 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$594.1	$1.9	$(84.5)	$—	$511.5
States and Political Subdivisions	1,575.9	16.3	(189.8)	(0.5)	1,401.9
Foreign Governments	4.4	—	(0.6)	—	3.8
Corporate Securities:
Bonds and Notes	4,046.8	35.5	(383.8)	(7.7)	3,690.8
Redeemable Preferred Stocks	9.0	0.1	(0.8)	—	8.3
Collateralized Loan Obligations	973.6	0.7	(24.5)	—	949.8
Other Mortgage- and Asset-backed	362.0	0.1	(46.3)	—	315.8
Investments in Fixed Maturities	$7,565.8	$54.6	$(730.3)	$(8.2)	$6,881.9
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2022 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
DOLLARS IN MILLIONS		Gains	Losses
U.S. Government and Government Agencies and Authorities	$612.5	$1.3	$(85.8)	$—	$528.0
States and Political Subdivisions	1,797.6	10.3	(238.3)	(0.7)	1,568.9
Foreign Governments	5.0	—	(0.9)	—	4.1
Corporate Securities:
Bonds and Notes	4,030.3	17.7	(499.7)	(8.9)	3,539.4
Redeemable Preferred Stocks	9.0	—	(1.0)	—	8.0
Collateralized Loan Obligations	1,014.7	—	(60.8)	—	953.9
Other Mortgage- and Asset-backed	342.7	0.1	(50.3)	—	292.5
Investments in Fixed Maturities	$7,811.8	$29.4	$(936.8)	$(9.6)	$6,894.8
Other Receivables included $0.9 million and $5.8 million of unsettled sales of Investments in Fixed Maturities at December 31, 2023 and December 31, 2022, respectively. There were no unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of December 31, 2023. There were $25.9 million of unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of December 31, 2022.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2023 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$173.8	$169.9
Due after One Year to Five Years	903.0	876.3
Due after Five Years to Ten Years	1,069.5	940.1
Due after Ten Years	3,615.5	3,235.4
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,804.0	1,660.2
Investments in Fixed Maturities	$7,565.8	$6,881.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS (Continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2023 consisted of securities issued by the Government National Mortgage Association with a fair value of $237.8 million, securities issued by the Federal National Mortgage Association with a fair value of $92.5 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $64.3 million and securities of other non-governmental issuers with a fair value of $1,265.6 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2023 is presented below.

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$52.0	$(0.8)	$401.6	$(83.7)	$453.6	$(84.5)
States and Political Subdivisions	112.9	(2.3)	928.3	(187.5)	1,041.2	(189.8)
Foreign Governments	—	—	1.9	(0.6)	1.9	(0.6)
Corporate Securities:
Bonds and Notes	198.4	(5.5)	2,813.0	(378.3)	3,011.4	(383.8)
Redeemable Preferred Stocks	—	—	7.9	(0.8)	7.9	(0.8)
Collateralized Loan Obligations	38.8	(0.4)	747.7	(24.1)	786.5	(24.5)
Other Mortgage- and Asset-backed	15.7	(0.1)	287.3	(46.2)	303.0	(46.3)
Total Fixed Maturities	$417.8	$(9.1)	$5,187.7	$(721.2)	$5,605.5	$(730.3)
The Company regularly reviews its fixed maturity investment portfolio for factors that may indicate that a decline in fair value of an investment has resulted from an expected credit loss. The portions of the declines in the fair values of fixed maturity investments that are determined to be due to expected credit losses are reported as losses in the Consolidated Statements of Loss in the periods when such determinations are made.
Investment-grade fixed maturity investments comprised $704.8 million and below-investment-grade fixed maturity investments comprised $25.5 million of the unrealized losses on investments in fixed maturities at December 31, 2023. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was 8.8% of the amortized cost basis.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS (Continued)
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
At December 31, 2023 and 2022, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at December 31, 2023 and 2022. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for year ended December 31, 2023.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$0.7	$8.9	$9.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.9	2.9
Reductions due to Sales	—	(2.6)	(2.6)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.2	(1.1)	(0.9)
Write-offs Charged Against Allowance	(0.4)	(0.4)	(0.8)
End of the Year	$0.5	$7.7	$8.2
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for year ended December 31, 2022.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Beginning of the Year	$—	$7.5	$7.5
Additions for Securities for which No Previous Expected Credit Losses were Recognized	0.7	6.3	7.0
Net Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	—	5.8	5.8
Write-offs Charged Against Allowance	—	(10.7)	(10.7)
End of the Year	$0.7	$8.9	$9.6
Equity Securities
Equity Securities at Fair Value
Equity securities with readily-determinable fair values, including equity securities which the Company has elected to report at fair value are classified as Equity Securities at Fair Value in the Consolidated Balance Sheets with changes in fair value recorded as Income from Change in Fair Value of Equity and Convertible Securities in the Consolidated Statements of Loss. Net unrealized gains arising during the year ended December 31, 2023 and recognized in earnings, related to such investments still held as of December 31, 2023 were $3.0 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS (Continued)
There were no unsettled purchases of Investments in Equity Securities at Fair Value at December 31, 2023 or December 31, 2022. There were $0.1 million in unsettled sales of Investments in Equity Securities at Fair Value at December 31, 2023. There were no unsettled sales of Investments in Equity Securities at Fair Value at December 31, 2022.
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
In 2023 and 2022, aggregate investment income from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments for all periods presented in the Consolidated Financial Statements. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $5,720.9 million and $5,585.9 million, as of December 31, 2023 and 2022, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $2,565.5 million and $2,367.0 million, as of December 31, 2023 and 2022, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $244.5 million, $381.8 million and $585.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2023 is limited to the total carrying value of $221.7 million. In addition, the Company had outstanding commitments totaling approximately $85.3 million to fund Equity Method Limited Liability Investments at December 31, 2023. At December 31, 2023, 2.9% of Equity Method Limited Liability Investments were reported without a reporting lag, 5.4% of the total carrying value were reported with a one month lag, and the remainder were reported with more than a one month lag.
There were no unsettled purchases of Equity Method Limited Liability Investments as of December 31, 2023 and 2022. There were no unsettled sales of Equity Method Limited Liability Investments at December 31, 2023. There were $35.2 million in unsettled sales of Equity Method Limited Liability Investments at December 31, 2022.
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
The Company’s maximum exposure to loss at December 31, 2023 is limited to the total carrying value of $17.3 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of December 31, 2023. Alternative Energy Partnership Investments are reported on a three month lag.
Company-Owned Life Insurance
The carrying values of the Company’s COLI investment at December 31, 2023 and 2022 were $513.5 million and $586.5 million, respectively.
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at December 31, 2023 and 2022 were $281.2 million and $283.4 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS (Continued)
Other Investments
The carrying values of the Company’s Other Investments at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Equity Securities at Modified Cost	$32.6	$38.4
Convertible Securities at Fair Value	—	43.3
Real Estate at Depreciated Cost	94.7	93.6
Mortgage Loans	99.8	91.1
Other	14.8	3.5
Total	$241.9	$269.9
Investments in Equity Securities at Modified Cost were $32.6 million and $38.4 million at December 31, 2023 and 2022, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Consolidated Statements of Loss to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the year ended December 31, 2023 and 2022. The Company recognized an impairment of $0.5 million, $— million and $4.2 million on Equity Securities at Modified Cost for the years ended December 31, 2023, 2022 and 2021, respectively, as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $8.0 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2023.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2023, 2022 and 2021 was:

DOLLARS IN MILLIONS	2023	2022	2021
Investment Income:
Interest on Fixed Income Securities	$346.0	$300.1	$277.7
Dividends on Equity Securities Excluding Alternative Investments	4.4	6.3	15.9
Alternative Investments:
Equity Method Limited Liability Investments	10.5	31.3	56.7
Limited Liability Investments Included in Equity Securities	19.0	42.1	46.9
Total Alternative Investments	29.5	73.4	103.6
Short-term Investments	18.0	3.7	1.0
Loans to Policyholders	20.9	21.5	21.7
Real Estate	8.9	10.1	9.3
Company-Owned Life Insurance	29.2	37.9	25.7
Other	12.9	7.7	6.7
Total Investment Income	469.8	460.7	461.6
Investment Expenses:
Real Estate	8.8	7.9	9.7
Other Investment Expenses	41.3	30.2	24.6
Total Investment Expenses	50.1	38.1	34.3
Net Investment Income	$419.7	$422.6	$427.3
Other Receivables includes accrued investment income of $88.4 million and $94.3 million at December 31, 2023 and 2022, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized (Losses) Gains on Sales of Investments for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Fixed Maturities:
Gains on Sales	$5.9	$31.6	$63.4
Losses on Sales	(10.9)	(31.9)	(2.1)
(Losses) Gains on Hedging Activity	(11.9)	1.7	—
Equity Securities:
Gains on Sales	0.6	9.7	4.1
Losses on Sales	(2.5)	(6.8)	(0.7)
Equity Method Limited Liability Investments:
Gains on Sales	—	—	0.4
Real Estate:
Gains on Sales	—	—	0.1
Losses on Sales	—	—	(0.4)
Other Investments:
Gains on Sales	0.2	—	—
Net Realized Investment (Losses) Gains	$(18.6)	$4.3	$64.8

Gross Gains on Sales	$6.7	$41.3	$68.0
Gross Losses on Sales	(13.4)	(38.7)	(3.2)
(Losses) Gains on Hedging Activity	(11.9)	1.7	—
Net Realized Investment (Losses) Gains	$(18.6)	$4.3	$64.8

The components of Impairment Losses reported in the Consolidated Statements of Loss for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Fixed Maturities	$(0.1)	$(25.8)	$(6.4)
Equity Securities at Modified Cost	(0.5)	—	(4.2)
Real Estate	—	—	(0.4)
Other	(0.5)	—	—
Net Impairment Losses Recognized in Earnings[1]	$(1.1)	$(25.8)	$(11.0)
I Includes losses from intent-to-sell securities of $(2.0) million, $(23.8) million and $(6.6) million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 12. DERIVATIVES
The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates.
The Company entered into derivative agreements with maturity dates throughout 2023. Derivative instruments are carried at fair value on the Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Consolidated Statements of Loss within Net Realized Investment Gains or Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets. As of December 31, 2023, no derivatives qualified for hedge accounting, therefore, amounts previously held in Accumulated Other Comprehensive Loss have been recognized through the Consolidated Statements of Loss.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 12. DERIVATIVES (Continued)
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
Ultra-Long Treasury Futures
During 2023, the Company entered into two transactions of exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly. The Treasury Futures renewed in the third quarter of 2023. The open treasury futures do not qualify for hedge accounting. The positions are shown in the Treasury Futures section below.
Reverse Treasury Lock
During 2022, the Company entered into a Reverse Treasury Lock agreement to manage reinvestment risk on future purchases of fixed maturity securities. The Reverse Treasury Lock agreement did not qualify for hedge accounting and matured in the first quarter of 2023. The positions are shown in the Reverse Treasury Lock section below.
Primary Risks Managed by Derivatives
The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives:

		Dec 31, 2023			Dec 31, 2022
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Interest Swap Lock	Interest Rate Risk	$—	$—	$—	$5.0	$—	$0.4

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$149.7	$14.7	$—	$—	$—	$—
Reverse Treasury Lock	Interest Rate Risk	$—	$—	$—	$100.0	$1.7	$—
Effects of Derivatives on the Statements of Income and Comprehensive (Loss) Income
Cash Flow Hedges
The below table reflects the amounts of Losses deferred into AOCI and subsequently reclassified into Net Loss through Net Realized Investment Gains for derivatives qualifying as cash flow hedges for the years ended December 31, 2023 and 2022:

	Year Ended
(Dollars in Millions)	Dec 31, 2023	Dec 31, 2022
Amount of Losses Deferred in AOCI	$—	$(0.4)
Amount of Losses Reclassified into Income	—	—
Net Comprehensive Loss from Cash Flow Hedges	$—	$(0.4)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 12. DERIVATIVES (Continued)
Fair Value Hedges
The below table reflects the effects of changes in the designated hedged asset’s impacts on AOCI and Net Realized Investment Gains as well as the derivative instruments designated as fair value hedges impact on Net Realized Investment Gains for the years ended December 31, 2023 and 2022:

	Year Ended
(Dollars in Millions)	Dec 31, 2023	Dec 31, 2022
Increase in Derivative Instruments Designated as Fair Value Hedges	$—	$1.1
Decrease in Fair Value of Hedged Assets Reclassified from AOCI	—	(1.1)
Net Gain from Hedging Activity	$—	$—
NOTE 13. FAIR VALUE MEASUREMENTS
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2023 is summarized below. The Company has no material liabilities that are measured and reported at fair value.

DOLLARS IN MILLIONS	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$98.8	$412.7	$—	$—	$511.5
States and Political Subdivisions	—	1,401.8	0.1	—	1,401.9
Foreign Governments	—	3.8	—	—	3.8
Corporate Securities:
Bonds and Notes	—	3,513.7	177.1	—	3,690.8
Redeemable Preferred Stock	—	1.2	7.1	—	8.3
Collateralized Loan Obligations	—	949.8	—	—	949.8
Other Mortgage and Asset-backed	—	310.6	5.2	—	315.8
Total Investments in Fixed Maturities	98.8	6,593.6	189.5	—	6,881.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	15.6	—	—	15.6
Other Industries	—	7.5	2.4	—	9.9
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	0.2	—	0.4	—	0.6
Other Equity Interests:
Exchange Traded Funds	7.7	—	—	—	7.7
Limited Liability Companies and Limited Partnerships	—	—	—	191.4	191.4
Total Investments in Equity Securities at Fair Value	8.5	23.1	2.8	191.4	225.8
Other Investments:
Derivative Instruments Not Designated as Hedges	—	14.7	—	—	14.7
Total Assets	$107.3	$6,631.4	$192.3	$191.4	$7,122.4
At December 31, 2023, the Company had unfunded commitments to invest an additional $110.4 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests if funded.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
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
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2023.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$60.0	4.2%	-	15.8%	8.7%
Non-investment-grade:
Senior Debt	Market Yield	32.6	9.2	-	36.7	13.5
Junior Debt	Market Yield	32.5	11.8	-	22.5	13.8
Other	Various	64.4
Total Level 3 Fixed Maturity Investments		$189.5
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2023 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance at Beginning of Year	$216.0	$—	$6.8	$5.1	$2.1	$230.0
Total (Losses) Gains:
Included in Consolidated Statements of Loss	(0.7)	—	—	—	(0.8)	(1.5)
Included in Other Comprehensive Income	6.4	—	0.3	0.1	—	6.8
Purchases	50.4	0.1	—	—	1.1	51.6
Settlements	—	—	—	—	—	—
Sales	(102.6)	—	—	—	—	(102.6)
Transfers into Level 3	7.7	—	—	—	0.4	8.1
Transfers out of Level 3	(0.1)	—	—	—	—	(0.1)
Balance at End of Year	$177.1	$0.1	$7.1	$5.2	$2.8	$192.3
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2022 is presented below.

DOLLARS IN MILLIONS	Fixed Maturities				Equity Securities	Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks
Balance at Beginning of Year	$236.8	$6.1	$—	$7.0	$1.5	$251.4
Total (Losses) Gains:
Included in Consolidated Statements of Loss	(12.7)	—	—	—	—	(12.7)
Included in Other Comprehensive Income	(19.2)	(1.3)	—	(1.9)	(0.2)	(22.6)
Purchases	107.8	2.0	—	—	2.7	112.5
Settlements	—	—	—	—	—	—
Sales	(114.1)	—	—	—	(1.9)	(116.0)
Transfers into Level 3	23.1	—	—	—	—	23.1
Transfers out of Level 3	(5.7)	—	—	—	—	(5.7)
Balance at End of Year	$216.0	$6.8	$—	$5.1	$2.1	$230.0
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of December 31, 2023 and 2022, respectively.

Dollars in Millions	December 31, 2023		December 31, 2022
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$125.4	$43.1	$114.3	$51.6
Real Estate	41.9	—	43.3	—
Senior Debt	19.0	39.9	21.6	42.0
Leveraged Buyout	8.6	0.6	8.9	0.6
Secondary Transactions	7.9	1.7	9.3	1.7
Distressed Debt	7.9	—	9.4	—
Growth Equity	1.2	—	1.2	—
Hedge Fund	0.1	—	0.5	—
Other	9.7	—	8.5	—
Total Equity Method Limited Liability Investments	221.7	85.3	217.0	95.9

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	124.0	67.0	106.0	56.0
Senior Debt	24.8	10.6	21.9	6.0
Leveraged Buyout	19.0	10.0	21.6	9.0
Distressed Debt	12.4	13.0	12.5	13.0
Growth Equity	6.4	6.5	5.4	7.9
Secondary Transactions	2.8	3.1	3.5	4.2
Hedge Funds	1.9	—	18.1	—
Real Estate	0.1	0.2	—	—
Other	—	—	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	191.4	110.4	189.1	96.3

Reported as Equity Securities at Modified Cost:
Other	4.8	—	8.3	—
Total Reported as Equity Securities at Modified Cost	4.8	—	8.3	—
Total Investments in Limited Liability Companies and Limited Partnerships	$417.9	$195.7	$414.4	$192.2
At December 31, 2023, the Company had unfunded commitments to invest an additional $195.7 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests and Equity Method Limited Liability Investments if funded.
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
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	December 31, 2023		December 31, 2022
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$281.2	$281.2	$283.4	$283.4
Short-term Investments	520.9	520.9	278.4	278.4
Mortgage Loans	99.8	99.8	91.1	91.1
Company-Owned Life Insurance	513.5	513.5	586.5	586.5
Equity Securities at Modified Cost	32.6	32.6	38.4	38.4
Financial Liabilities:
Long-term Debt	$1,389.2	$1,213.4	$1,386.9	$1,195.1
Policyholder Obligations	557.4	557.4	601.0	601.0
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Specialty Property & Casualty Insurance	$1,043.0	$1,043.0
Life Insurance	207.7	207.7
Non-Core Operations	—	49.6
Total	$1,250.7	$1,300.3
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2023. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on October 1, 2022. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit.
During the second quarter of 2023, the Company identified impairment indicators impacting the fair value of the Preferred Property & Casualty Insurance business in connection with ongoing evaluation of strategic alternatives for the Preferred Insurance business. As a result, the business’s fair value was determined using a combination of available market information, market comparisons and a discounted cash flow valuation method based on the present value of future earnings. The fair value calculated in the second quarter of 2023 was lower than the carrying value of the business, resulting in a pre-tax impairment charge of $49.6 million and an after-tax impairment charge of $45.5 million. A substantial portion of the goodwill that was impaired was not tax deductible. The goodwill impairment charge is reported separately in the Consolidated Statements of Loss for the year ended December 31, 2023, with a corresponding reduction to goodwill in the Consolidated Balance Sheet as of December 31, 2023.
In 2022, Kemper completed the sale of Reserve National to Medical Mutual of Ohio. As a result of the sale, goodwill attributed to Reserve National was separately tested for recoverability and the Company incurred goodwill impairment of $11.4 million. The remaining $0.3 million of goodwill attributable to Reserve National was derecognized at the time of the sale. See Note 4, “Dispositions”, for more information.
The gross carrying amount and accumulated amortization of definite and indefinite life intangible assets at December 31, 2023 and 2022 were:

	2023			2022
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Definite Life Intangible Assets:
Value of Business Acquired	$237.5	$223.7	$13.8	$237.5	$222.1	$15.4
Customer Relationships	43.8	42.1	1.7	43.8	41.1	2.7
Agent Relationships	81.6	38.2	43.4	81.6	31.0	50.6
Trade Names	—	—	—	1.8	1.7	0.1
Internal-Use Software	388.0	178.0	210.0	352.1	153.9	198.2
Total Definite Life Intangible Assets	750.9	482.0	268.9	716.8	449.8	267.0
Indefinite Life Intangible Assets:
Trade Names	5.2	—	5.2	5.2	—	5.2
Insurance Licenses	44.2	—	44.2	44.5	—	44.5
Total Indefinite Life Intangible Assets	49.4	—	49.4	49.7	—	49.7

Total Intangible Assets	$800.3	$482.0	$318.3	$766.5	$449.8	$316.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheets. Definite life intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite life intangible assets are not amortized, but rather tested annually for impairment. In 2023, 2022 and 2021, the Company recognized amortization expense on definite life intangible assets of $48.6 million, $53.7 million and $87.0 million, respectively.
The amount of amortization expense expected to be recorded in the next five years for definite life intangible assets is as follows:

DOLLARS IN MILLIONS	2024	2025	2026	2027	2028
Definite Life Intangible Assets:
Value of Business Acquired	$1.6	$1.6	$1.5	$1.5	$1.4
Customer Relationships	0.4	0.4	0.3	0.2	0.2
Agent Relationships	5.5	4.9	4.9	4.9	4.9
Internal-Use Software	33.3	27.4	23.4	17.9	15.3
Total	$40.8	$34.3	$30.1	$24.5	$21.8
NOTE 15. VARIABLE INTEREST ENTITIES
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
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of December 31, 2023, the Company had contributed $4.0 million of surplus to the Reciprocal Exchange. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net Loss. However, the management fee income earned by the AIF is reported in Net Loss attributable to Kemper Corporation and is included in the basic and diluted earnings per share.
Noncontrolling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. Since the Company has no ownership interest in Kemper Reciprocal, the difference between the carrying value of the Exchange’s assets and liabilities represents noncontrolling interest and any income or loss generated by the net assets of the Exchange is presented as income or loss attributable to noncontrolling interest.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 15. VARIABLE INTEREST ENTITIES (Continued)
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
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the years ended December 31, 2023, 2022 and 2021.

	Year Ended
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
Fundings	$—	$—	$80.0
Cash distribution from Investment	2.0	3.3	0.5
Income (Loss) on Investments in Alternative Energy Partnership	2.9	(19.9)	(61.2)
Income Tax Credits Recognized	0.2	4.3	73.9
Tax (Expense) Benefit Recognized from Alternative Energy Partnership	(0.7)	3.7	5.1
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of December 31, 2023 and December 31, 2022.

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Cash	$2.7	$3.0
Equipment, Net of Depreciation	256.2	261.7
Other Assets	7.5	5.1
Total Unconsolidated Assets	266.4	269.7
Maximum Loss Exposure	17.3	16.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.3 million and $16.3 million, which is the carrying value of the investment at December 31, 2023 and December 31, 2022, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the years ended December 31, 2023, 2022 and 2021:

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedge on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2021	$730.6	$(2.1)	$(45.7)	$(2.3)	$(1,030.3)	$(349.8)
Other Comprehensive (Loss) Income Before Reclassifications	(182.0)	(1.6)	(6.5)	—	180.6	(9.5)
Amounts Reclassified from Accumulated Other Comprehensive Income Net of Tax Benefit (Expense) of $11.3, $—, $—, $(0.1). $—, and $11.2	(42.8)	—	0.1	0.4	—	(42.3)
Other Comprehensive Income (Loss) Net of Tax Benefit (Expense) of $59.7, $0.4, $2.4, $(0.1), $(47.9), and $14.5	(224.8)	(1.6)	(6.4)	0.4	180.6	(51.8)
Balance as of December 31, 2021	$505.8	$(3.7)	$(52.1)	$(1.9)	$(849.7)	$(401.6)
Other Comprehensive (Loss) Income Before Reclassifications	(1,215.1)	2.0	15.2	4.7	1,090.8	(102.4)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit of $2.7, $0.1, $0.1, $—, $—, and $2.9	(10.1)	(0.5)	(0.3)	—	—	(10.9)
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $325.9, $(0.4), $(4.0), $(1.2), $(289.9) and $30.4	(1,225.2)	1.5	14.9	4.7	1,090.8	(113.3)
Balance as of December 31, 2022	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	$(514.9)
Other Comprehensive Income (Loss) Before Reclassifications	185.0	(0.3)	(6.0)	—	(80.5)	98.2
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(0.9), $—, $(13.8), $(0.1), $—, and $(14.8)	3.5	—	52.7	(0.3)	—	55.9
Other Comprehensive Income (Loss) Before Reclassifications Net of Tax (Expense) Benefit of $(50.3), $0.2, $(12.5), $(0.1), $21.2, and $(41.5)	188.5	(0.3)	46.7	(0.3)	(80.5)	154.1
Balance as of December 31, 2023	$(530.9)	$(2.5)	$9.5	$2.5	$160.6	$(360.8)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Loss as follows:

Components of AOCI	Consolidated Statements of Loss Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Other Investments and Net Unrealized Gains (Losses) on Investments with an Allowance for Credit Losses	Net Realized Investment (Losses) Gains and Impairment Losses
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
(Loss) Gain on Cash Flow Hedges	Interest and Other Expenses
Change in Discount Rate on Future Life Policyholder Benefits	Not Applicable
NOTE 17. SHAREHOLDERS’ EQUITY
Common Stock Issuance
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2023 and 2022. There were 64,111,555 shares and 63,912,762 shares of common stock outstanding at December 31, 2023 and 2022, respectively.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the years ended 2023 and 2022, Kemper did not repurchase any of its common stock. During the year ended 2021 Kemper repurchased and retired approximately 2,085,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $161.7 million and an average cost per share of $77.58.
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Employee Stock Purchase Plan
During the years ended December 31, 2023, 2022, and 2021, the Company issued 89,000, 102,000, and 79,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $40.79, $40.83, and $58.08 per share. Compensation costs charged against income were $0.6 million, $0.7 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Dividends
In 2023, Kemper issued dividends and dividend equivalents of $80.1 million, of which $80.1 million was paid to shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2023. Kemper had the ability to pay without restrictions of $0.5 billion in dividends to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2023.
NOTE 18. STATUTORY FINANCIAL INFORMATION AND DIVIDEND LIMITATIONS
Kemper’s US based insurance subsidiaries are required to file financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 18. STATUTORY FINANCIAL INFORMATION AND DIVIDEND LIMITATIONS (Continued)
Accounting practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner or director. Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.
The estimated combined statutory net loss, excluding intercompany dividends and surplus note interest, and estimated combined capital and surplus of the Company’s US based insurance subsidiaries is as follows:

	Year Ended December 31,
DOLLARS IN MILLIONS	2023	2022	2021
Property and casualty companies	$(150.4)	$(226.7)	$(206.9)
Life and health companies	(136.0)	174.4	(12.4)
Total statutory net loss	$(286.4)	$(52.3)	$(219.3)

DOLLARS IN MILLIONS	2023	2022
Property and casualty companies	$1,587.8	$1,582.7
Life and health companies	113.7	265.2
Total statutory capital and surplus	$1,701.5	$1,847.9
Kemper’s offshore subsidiary, Kemper Bermuda Ltd., is required to file with its insurance regulator financial statements prepared in accordance with US GAAP and presented in conformity with the financial reporting provisions of the Insurance Act of 1978, amendments thereto and the Insurance Account Rules 2016 with respect to Condensed Consolidated General Purpose Financial Statements (the “Legislation”).
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus for US subsidiaries, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s US based life and health insurance subsidiaries collectively was estimated to be approximately $36.4 million and $50.0 million at December 31, 2023 and 2022, respectively. The estimated minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was approximately $574.3 million and $665.7 million at December 31, 2023 and 2022, respectively. Company action level RBC is the level at which a US based insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
Capital and surplus requirements of Kemper Bermuda Ltd. are regulated by the Bermuda Monetary Authority (“BMA”) and differ from those applicable to the US subsidiaries. On July 1, 2022, Kemper entered into an indefinite agreement with its subsidiary, Kemper Bermuda Ltd., that provides financial guarantees of up to $300.0 million in contributed capital to maintain a minimum target capital ratio of 150% Enhance Capital Requirement, as described in Bermuda’s Insurance Act 1978. As of December 31, 2023 and 2022, Kemper had cumulatively contributed $40.0 million and $5.0 million under this agreement.
At December 31, 2023, all insurance subsidiaries individually are expected to exceed the minimum required statutory capital and surplus requirements.
Various insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Such insurance laws applicable to the Company’s US based subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Also, that portion of a US based insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $640.9 million, $311.7 million and $347.0 million to Kemper in 2023, 2022 and 2021, respectively. In 2024, Kemper’s US based insurance subsidiaries capacity to pay dividends to Kemper without prior regulatory approval is estimated to be zero as of the filing date. Kemper’s insurance subsidiaries had net assets of approximately $3.5 billion and $3.6 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2023 and 2022, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. PENSION BENEFITS
The Company previously sponsored a qualified defined benefit pension plan (the “Pension Plan”) that covered approximately 3,100 participants and beneficiaries. Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan was terminated effective November 30, 2023. The Pension Plan was generally non-contributory, but participation required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who were required to contribute to the Pension Plan were based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funded the Pension Plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
In the third quarter of 2023, the Company's Pension Plan made lump-sum payments to certain vested plan participants that were not currently receiving benefit payments and elected to receive lump-sum payments and purchased annuities on behalf of the remaining plan participants. For plan participants who elected lump-sum payments during the election window, payments of $90.0 million were distributed. Group annuity contracts were purchased from Banner Life Insurance Company for $205.7 million for the remaining plan participants for whom Banner irrevocably assumed the pension obligations. These transactions resulted in a full settlement of the Pension Plan and a $70.2 million noncash settlement charge ($55.5 million after-tax) for the unamortized net unrecognized postretirement benefit costs related to the settled obligations recorded in Interest and Other Expenses on the Consolidated Statements of Loss. The Pension Plan continues to have approximately $16.4 million of net assets remaining in the trust after the settlement and was included within Other Assets in the accompanying consolidated balance sheet as of December 31, 2023.
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2023 and 2022 is presented below.

DOLLARS IN MILLIONS	2023	2022
Fair Value of Plan Assets at Beginning of Year	$315.8	$391.7
Actual Return on Plan Assets	7.1	(65.1)
Benefits Paid	(100.9)	(13.7)
Settlement Benefits	(205.7)	2.9
Fair Value of Plan Assets at End of Year	16.3	315.8
Projected Benefit Obligation at Beginning of Year	292.2	378.8
Interest Cost	8.4	8.7
Benefits Paid	(100.9)	(13.7)
Settlement Benefits	(205.7)	2.9
Actuarial Gains	6.0	(84.5)
Projected Benefit Obligation at End of Year	—	292.2
Funded Status—Plan Assets in Excess of Projected Benefit Obligation	$16.3	$23.6
Unamortized Amount Reported in AOCI at End of Year	$—	$(63.1)
Accumulated Benefit Obligation at End of Year	$—	$289.3
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2023” and “2022” were December 31, 2023 and December 31, 2022, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation for the Pension Plan at December 31, 2022 were:

2022
Discount Rate	5.05%
Rate of Increase in Future Compensation Levels	—

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. PENSION BENEFITS (Continued)
Asset allocations for the Pension Plan at December 31, 2023 and 2022 by asset category were:

ASSET CATEGORY	2023	2022
Corporate Bonds and Notes	—%	27%
Bond Exchange Traded Funds	—	35
Cash and Short-term Investments	100	37
Other Assets	—	1
Total	100%	100%
The investment objective of the Pension Plan was to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions and any required employee contributions, was adequate to provide for the payment of the benefit obligations of the Pension Plan. The assets of the Pension Plan could have been invested in fixed income and equity investments or any other investment vehicle or financial instrument deemed appropriate. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and may also include investments in investment companies, collective investment funds and Kemper common stock (subject to Section 407 and other requirements of ERISA). The Pension Plan did not invest in Kemper common stock.
The trust investment committee for the Pension Plan, along with its third party fiduciary advisor, periodically reviewed the performance of the Pension Plan’s investments and asset allocation. Several external investment managers managed the equity investments of the trust for the Pension Plan. Each manager was allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plan. All other investment decisions were made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plan.
The Company determined its Expected Long Term Rate of Return on Plan Assets based primarily on the Company’s expectations of future returns, with consideration to historical returns, for the Pension Plan’s investments, based on target allocations of the Pension Plan’s investments.
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 13, “Fair Value Measurements,” to the Consolidated Financial Statements.
Fair value measurements for the Pension Plan’s assets at December 31, 2023 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Equity Securities:
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	—	—	—	0.1	0.1
Short-term Investments	16.2	—	—	—	16.2
Total	$16.2	$—	$—	$0.1	$16.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2022 are summarized below.

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$40.1	$—	$—	$—	$40.1
States and Political Subdivisions	—	0.1	—	—	0.1
Foreign Governments	—	0.4	—	—	0.4
Corporate Bonds and Notes	—	45.4	—	—	45.4
Equity Securities:
Other Equity Interests:
Bond Exchange Traded Funds	111.1	—	—	—	111.1
Limited Liability Companies and Limited Partnerships	—	—	—	1.8	1.8
Short-term Investments	116.1	—	—	—	116.1
Receivables and Other	0.8	—	—	—	0.8
Total	$268.1	$45.9	$—	$1.8	$315.8
The components of Comprehensive Pension (Income) Expense for the Pension Plan for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Service Cost Earned During the Year	$—	$—	$—
Interest Cost on Projected Benefit Obligation	8.4	8.7	7.2
Expected Return on Plan Assets	(7.9)	(7.4)	(9.5)
Amortization of Prior Service Cost	0.4	0.7	—
Amortization of Actuarial Loss	—	1.8	2.9
Settlement Expense	70.2	—	—
Pension Expense Recognized in Consolidated Statements of (Loss) Income	71.1	3.8	0.6
Unrecognized Pension Loss Arising During the Year	—	(12.0)	(6.0)
Prior Service Cost Arising During the Year	—	—	18.3
Amortization of Prior Service Cost	—	(0.7)	—
Amortization of Accumulated Unrecognized Pension Loss	—	(1.8)	(2.9)
Comprehensive Pension (Income) Expense	$71.1	$(10.7)	$10.0
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2023, 2022 and 2021 were:

	2023	2022	2021
Weighted-average Discount Rate	5.05%	2.89%	2.56%
Service Cost Discount Rate	N/A	N/A	2.41
Interest Cost Discount Rate	4.92	2.35	1.90
Rate of Increase in Future Compensation Levels	N/A	3.40	3.40
Expected Long Term Rate of Return on Plan Assets	3.79	2.08	2.70
The Company did not contribute to the Pension Plan in 2021, 2022 or 2023.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. PENSION BENEFITS (Continued)
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $21.8 million and $22.0 million at December 31, 2023 and 2022, respectively. Pension expense for the Supplemental Plan was $1.0 million, $0.8 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was an actuarial loss of $0.7 million before taxes in 2023, and actuarial gains of $4.8 million and $1.3 million before taxes included in Other Comprehensive (Loss) Income for the years ended December 31, 2022 and 2021, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $27.5 million, $30.6 million and $28.9 million in 2023, 2022 and 2021, respectively.
NOTE 20. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
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
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS
	2023	2022
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	1.0	1.0
Plan Participants’ Contributions	0.3	0.3
Benefits Paid	(1.3)	(1.3)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	8.1	11.2
Service Cost	0.1	0.2
Interest Cost	0.4	0.2
Plan Participants’ Contributions	0.3	0.3
Benefits Paid	(1.3)	(1.3)
Actuarial Gain	(0.1)	(2.5)
Accumulated Postretirement Benefit Obligation at End of Year	7.5	8.1
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(7.5)	$(8.1)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$13.9	$16.9
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2023” and “2022” were December 31, 2023 and December 31, 2022, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 20. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2023 and 2022 were:

	2023	2022
Discount Rate	4.92%	5.08%
Rate of Increase in Future Compensation Levels	2.20	2.20
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2023 was 6.7% for 2024, gradually declining to 4.7% in the year 2029 and remaining at that level thereafter for medical benefits and 8.0% for 2024, gradually declining to 4.8% in the year 2030 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2022 was 6.0% for 2023, gradually declining to 4.8% in the year 2029 and remaining at that level thereafter for medical benefits and 6.7% for 2023, gradually declining to 4.8% in the year 2030 and remaining at that level thereafter for prescription drug benefits.
The components of Comprehensive OPEB (Income) Expense for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Service Cost Earned During the Year	$0.1	$0.2	$0.3
Interest Cost on Accumulated Postretirement Benefit Obligation	0.4	0.2	0.1
Amortization of Prior Service Credit	(1.3)	(1.3)	(1.3)
Amortization of Accumulated Unrecognized OPEB Gain	(1.8)	(1.8)	(1.7)
OPEB Income Recognized in Consolidated Statements of Loss	(2.6)	(2.7)	(2.6)
Unrecognized OPEB Gain Arising During the Year	(0.1)	(2.5)	(1.8)
Amortization of Prior Service Credit	1.3	1.3	1.3
Amortization of Accumulated Unrecognized OPEB Gain	1.8	1.8	1.7
Comprehensive OPEB Expense (Income)	$0.4	$(2.1)	$(1.4)
The Company estimates that OPEB Expense for the year ended December 31, 2024 will include income of $2.8 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2023.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2023, 2022 and 2021 were:

	2023	2022	2021
Weighted-average Discount Rate	5.11%	2.56%	1.99%
Service Cost Discount Rate	5.12	2.79	2.06
Interest Cost Discount Rate	5.03	1.97	1.19
Effective Rate for Interest on Service Cost	5.04	2.54	—
Rate of Increase in Future Compensation Levels	2.20	2.20	2.20
The Company expects to contribute $0.9 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2024.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 20. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2024	2025	2026	2027	2028	2029-2032
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$0.9	$0.9	$0.9	$0.8	$0.7	$3.0
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$0.9	$0.9	$0.9	$0.8	$0.7	$3.0
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION
On May 3, 2023 (“2023 Omnibus Plan Effective Date”), Kemper’s shareholders approved the 2023 Omnibus Equity Plan (“2023 Omnibus Plan”). The number of shares of Kemper common stock available for issuance under the 2023 Omnibus Plan is (i) 1,850,000 shares less (ii) one (1) share for every one (1) share granted after February 28, 2023 and prior to the 2023 Omnibus Plan Effective Date (the “Share Authorization”). After the 2023 Omnibus Plan Effective Date, no new awards are granted under the 2020 Omnibus Equity Plan (“2020 Omnibus Plan”) that had been approved by Kemper’s Shareholders on May 6, 2020, but awards previously granted under the 2020 Omnibus Plan remain outstanding in accordance with their original terms. As of December 31, 2023, there were 1,995,442 common shares available for future grants. An additional 581,307 shares are reserved for future grants based on the performance results under the terms of outstanding performance share units (“PSUs”).
Outstanding equity-based compensation awards as of December 31, 2023 consisted of time-based Restricted Stock Units that typically vest over three years (“RSU”), stock option and stock appreciation rights (“Tandem Awards”), PSUs and Deferred Stock Units (“DSUs”) that were previously granted under the 2011 Omnibus Equity Plan. RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of DSUs received full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
For grants under the 2023 Omnibus Plan and the 2020 Omnibus Plan, recipients of RSUs and PSUs receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled, and do not receive voting rights until such shares are issued. For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $29.0 million, $17.7 million and $28.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total unamortized compensation expense related to unvested awards at December 31, 2023 was $18.9 million, which is expected to be recognized over the next three years ending December 31, 2024, 2025 and 2026.
Human Resources and the Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the 2023 Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Tandem Awards and RSU awards granted to employees generally vest in three equal annual installments over a period of three years, with the Tandem Awards expiring ten years from the date of grant. Employee PSU awards generally vest over a period of three years, subject to performance results and other restrictions.
Under the Non-employee Director compensation program in effect for 2023, each Non-employee Director elected at the 2023 annual shareholder meeting received an annual RSU award with an aggregate grant date fair value of $130,000 (“Director RSUs”) at the conclusion of the meeting, and new Non-employee Directors who joined the Board received an initial award of Director RSUs valued at the percentage of the full grant date fair value of $130,000 that represents the number of quarterly

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Board meetings the new director was expected to attend during the remaining portion of the then-current annual compensation period that ends on the date of the next annual shareholder meeting. The Director RSUs vest over a period of one year, enable the award holder to make an election to defer the conversion to shares of common stock in accordance with applicable deferral rules, and include the right to receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled. Each Non-employee Director elected at the 2022 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, and, each Non-employee Director elected at the 2021 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, under the Non-employee Director compensation program in effect for the applicable year.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility over the estimated life of each tranche of the award. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2023, 2022 and 2021 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2023, 2022 and 2021 are presented below.

	2023			2022			2021
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	35.12%	-	39.27%	33.20%	-	37.67%	33.67%	-	38.04%
Risk-free Interest Rate	3.47	-	4.74	1.20	-	4.33	0.26	-	1.33
Expected Dividend Yield	1.55	-	2.39	1.59	-	2.25	1.18	-	1.78
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6	4	-	6	4	-	6
Tandem Award activity for the year ended December 31, 2023 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	2,325,576	$59.10
Granted	239,026	58.19
Exercised	(50,297)	37.57
Forfeited or Expired	(140,986)	62.41
Outstanding at December 31, 2023	2,373,319	$59.27	5.39	$5.4
Vested and Expected to Vest at December 31, 2023	2,320,371	$59.31	5.32	$5.4
Exercisable at December 31, 2023	1,801,418	$59.92	4.45	$5.4
The weighted-average grant-date fair values of Tandem Awards granted during 2023, 2022 and 2021 were $18.85, $14.67 and $19.29, respectively. Total intrinsic value of Tandem Awards exercised was $0.6 million, $0.3 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash received from exercises of Tandem Awards was $1.9 million, $0.6 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Information pertaining to Tandem Awards outstanding at December 31, 2023 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$20.01	-	30.00	104,562	$27.71	2.17	104,562	$27.71
30.01	-	40.00	80,219	33.97	1.75	80,219	33.97
40.01	-	50.00	333,156	42.64	2.93	323,069	42.48
50.01	-	60.00	941,827	56.23	6.72	463,930	57.31
60.01	-	70.00	311,236	69.22	6.42	229,511	69.04
70.01	-	80.00	575,358	76.61	5.13	574,467	76.61
80.01	-	90.00	26,961	83.39	5.81	25,660	83.51
20.01	-	90.00	2,373,319	59.27	5.39	1,801,418	59.92
The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant.
Activity related to nonvested RSUs for the year ended December 31, 2023 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	478,254	$53.78
Granted	254,991	56.79
Vested	(96,855)	54.91
Forfeited	(68,074)	55.20
Nonvested Balance at December 31, 2023	568,316	$54.77
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested PSU awards for the year ended December 31, 2023 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	610,574	$68.78
Granted	211,236	66.59
Vested	(480)	77.37
Forfeited	(240,023)	78.85
Nonvested Balance at December 31, 2023	581,307	$63.82
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2023, 2022 and 2021 three-year performance periods was 189,283 common shares, 200,520 common shares and 191,504 common shares, respectively, (as “full value awards,” the equivalent of 567,849 shares, 601,560 shares, and 574,512 shares, respectively, under the Share Authorization) at December 31, 2023.
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
Sixty-seven percent of the PSU awards granted to employees in 2023, sixty-seven percent of the PSU awards granted to employees in 2022 and sixty-seven percent of the PSU awards granted to employees in 2021 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2023, 2022 and 2021 awards end on January 31, 2025, January 31, 2024 and January 31, 2023, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Thirty-three percent of the PSU awards granted to employees in 2023, thirty-three percent of the PSU awards granted to employees in 2022 and thirty-three percent of the PSU awards granted to employees in 2021 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2023, 2022 and 2021 awards end on December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2023 was $5.2 million. The tax benefits for tax deductions realized from such awards was $1.1 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2022 was $7.5 million. The tax benefits for tax deductions realized from such awards was $1.6 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2021 was $19.6 million. The tax benefits for tax deductions realized from such awards was $4.1 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The grant-date fair values of DSU awards issued under the 2011 Omnibus Plan granted to Non-employee Directors were determined using the closing price of Kemper common stock on the date of grant. Beginning in 2019 DSU awards are no longer issued to Non-employee Directors. All previously granted shares had vested upon issuance and as such, no DSUs vested during the years ended December 31, 2023, 2022 and 2021.
Activity related to DSU awards for the year ended December 31, 2023 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	36,600	$45.25
Reduction for Shares Issued on Conversion	(8,220)	42.43
Vested Balance at December 31, 2023	28,380	$46.07
NOTE 22. POLICYHOLDER OBLIGATIONS
Policyholder Obligations at December 31, 2023 and 2022 were as follows:

DOLLARS IN MILLIONS	December 31,
	2023	2022
FHLB Funding Agreements	$557.4	$601.0
Universal Life-type Policyholder Account Balances	98.3	100.3
Total	$655.7	$701.3
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. United Insurance received advances of $122.5 million from the FHLB of Chicago and made repayments of $166.1 million under the spread lending program in 2023. United Insurance received advances of $334.8 million and made repayments of $135.7 million from the FHLB of Chicago in 2022 under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at December 31, 2023 and 2022 is presented below.

DOLLARS IN MILLIONS	2023	2022
Liability under Funding Agreements	$557.4	$601.0
Fair Value of Collateral Pledged	629.3	744.6
FHLB of Chicago Common Stock Owned at Cost	16.6	17.5
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of December 31, 2023 and 2022. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $294.1 million and $311.4 million as of December 31, 2023 and 2022, respectively. The cash surrender value of

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 22. POLICYHOLDER OBLIGATIONS (Continued)
the Company’s policyholder obligations for these contracts were $98.2 million and $100.0 million as of December 31, 2023 and 2022, respectively.
NOTE 23. DEBT
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
Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of December 31, 2023 was $393.0 million. There were no outstanding borrowings under the credit agreement at either December 31, 2023 or December 31, 2022.
The Company incurred $2.2 million of debt issuance costs in relation to the amended agreement. As of December 31, 2023 there were $1.7 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.
Long-term Debt
Total amortized cost of Long-term Debt outstanding at December 31, 2023 and 2022 was:

(Dollars in Millions)	Dec 31, 2023	Dec 31, 2022
Senior Notes:
4.350% Senior Notes due February 15, 2025	$449.6	$449.3
2.400% Senior Notes due September 30, 2030	397.0	396.6
3.800% Senior Notes due February 23, 2032	396.0	395.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	146.6	145.5
Total Long-term Debt Outstanding	$1,389.2	$1,386.9
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 23. DEBT (Continued)
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive (Loss) Income. Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.6 million for the year ended December 31, 2023. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2024 as interest expense on the debt is recognized.
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. Alliance United Insurance Company (“Alliance”) was a member of the FHLB of San Francisco until it surrendered all California licenses on January 30, 2023, and ceased to exist as an insurance company. As a requirement of membership in the FHLBs, United Insurance, Trinity, and AAC maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. The Company received advances and made repayments of $0.0 million, $81.0 million and $85.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, for cash and risk management purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at December 31, 2023 or December 31, 2022. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 22, “Policyholder Obligations,” to the Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $56.1 million, $54.7 million and $43.6 million for the years ended December 31, 2023, 2022 and 2021 respectively. Interest paid, including facility fees, was $54.5 million, $51.5 million and $43.9 million for the years ended December 31, 2023, 2022 and 2021 respectively.
NOTE 24. LEASES
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 24. LEASES (Continued)
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Dec 31, 2023	Dec 31, 2022
Operating Lease Right-of-Use Assets	$38.4	$45.1
Operating Lease Liabilities	62.3	72.6
Lease expenses are primarily included in insurance expenses in the Consolidated Statements of Loss. Additional information regarding the Company’s operating leases for the year ended December 31, 2023 and 2022 is presented below.

(Dollars in Millions)	2023	2022
Lease Cost:
Operating Lease Cost	15.7	21.3
Variable Lease Cost	3.2	0.3
Short-Term Lease Cost[1]	0.3	3.8
Total Lease Expense	$19.2	$25.4
Less: Short-Term Lease Cost	—	0.1
Total Lease Cost	$19.2	$25.3
1 Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.
The Company incurred expenses of $18.0 million for the year ended December 31, 2023, associated with lease impairments and other related costs. The Company had no expenses during the year ended December 31, 2022 and 2021 associated with lease impairments and other related costs.
Other Information on Operating Leases
Significant judgments and assumptions for determining lease asset and liability at December 31, 2023 and 2022 are presented below.

	2023	2022
Weighted-average Remaining Lease Term - Operating Leases	5.5 years	5.6 years
Weighted-average Discount Rate - Operating Leases	4.3%	3.6%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine its lease payments’ present value.
Future minimum lease payments under operating leases at December 31, 2023 are presented below.

(Dollars in Millions)
2024	$20.4
2025	15.5
2026	9.4
2027	7.2
2028	4.4
2029 and Thereafter	15.2
Total Future Payments	$72.1
Less: Discount	9.8
Present Value of Minimum Lease Payments	$62.3
As of December 31, 2023, the Company did not have any finance leases.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 25. CATASTROPHE REINSURANCE
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
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. In 2023, the property business written through the Life segment was included in the catastrophe reinsurance program. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and an annual aggregate excess property catastrophe reinsurance contract.
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2023 to December 31, 2023 is provided in various layers as presented below.

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
NOTE 25. CATASTROPHE REINSURANCE (Continued)
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
The aggregate property catastrophe reinsurance contract was discontinued in 2023.
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
The catastrophe reinsurance in 2023, 2022 and 2021 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida.
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2023, 2022 and 2021 by the following:

DOLLARS IN MILLIONS	2023	2022	2021
Specialty Property & Casualty Insurance	$6.1	$8.9	$7.0
Life Insurance	0.7	0.6	1.3
Non-Core Operations	9.5	22.5	22.0
Total Ceded Catastrophe Reinsurance Premiums	$16.3	$32.0	$30.3
The Company did not pay any reinstatement premiums in 2023, 2022, or 2021.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2023, 2022 and 2021 by business segment are presented below.

DOLLARS IN MILLIONS	2023	2022	2021
Specialty Property & Casualty Insurance	$32.2	$23.6	$16.0
Life Insurance	3.0	3.3	12.9
Non-Core Operations	52.4	48.3	73.5
Total Catastrophe Losses and LAE	$87.6	$75.2	$102.4
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2023 and 2022.
Total prior year catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $9.1 million in 2023, favorably by $4.1 million in 2022 and favorably by $5.4 million in 2021. The Specialty Property & Casualty Insurance segment reported favorable catastrophe reserve development of $2.3 million, adverse development of $0.6 million, and adverse development of $0.3 million in 2023, 2022 and 2021, respectively. The Life Insurance segment reported adverse catastrophe

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 25. CATASTROPHE REINSURANCE (Continued)
reserve development of $0.8 million, adverse development of $1.5 million and favorable development of $0.1 million in 2023, 2022 and 2021, respectively. The Non-Core Operations reported favorable catastrophe reserve development of $7.6 million, favorable development of $6.2 million and favorable development of $5.6 million in 2023, 2022 and 2021, respectively.
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
NOTE 26. OTHER REINSURANCE
In addition to the reinsurance programs described in Note 25, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Kemper’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets. Reinsurance Recoverables were $86.5 million and $99.6 million at December 31, 2023 and 2022, respectively, of which $34.1 million and $47.3 million was related to short-duration policies, respectively, and $52.4 million and $52.3 million related to long-duration policies, respectively.
Earned Premiums ceded on long-duration and short-duration policies were $32.7 million, $42.7 million and $36.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which $16.3 million, $32.0 million and $30.3 million, respectively, was related to catastrophe reinsurance. See Note 25, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $42.9 million, $41.4 million and $56.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $10.4 million, $11.9 million and $17.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $2.7 million, $3.2 million and $4.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine member board of directors. Kemper’s subsidiary, United Insurance, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Kemper’s subsidiary, The Reliable Life Insurance Company, and who are employed by United Insurance, are also appointed by Capitol and ORCC to sell property insurance products for the Company’s Life Insurance segment. The Company also provides certain investment services to Capitol and ORCC.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 27. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2023 and 2022 were:

DOLLARS IN MILLIONS	2023	2022
Deferred Income Tax Assets:
Unearned Premium Reserves	$54.0	$70.8
Tax Capitalization of Policy Acquisition Costs	46.3	45.9
Payroll and Employee Benefit Accruals	34.8	32.8
Investments	103.4	152.2
Net Operating Loss and Credit Carryforwards	114.6	49.7
Other	32.2	22.6
Subtotal	385.3	374.0
Valuation Allowance	(27.4)	—
Total Deferred Income Tax Assets	357.9	374.0
Deferred Income Tax Liabilities:
Insurance Reserves	12.7	24.9
Deferred Policy Acquisition Costs	124.3	133.3
Life VIF and P&C Customer Relationships	3.2	3.7
Goodwill and Other Intangible Assets Acquired	32.6	36.9
Depreciable Assets	19.3	35.7
Other	6.0	10.5
Total Deferred Income Tax Liabilities	198.1	245.0
Net Deferred Income Tax Assets	$159.8	$129.0
Due to jurisdictional differences in which the Company operates, the consolidated net deferred tax asset of $159.8 million is reported on the Consolidated Balance Sheets as a total deferred tax asset of $210.4 million and a deferred tax liability of $50.6 million.
The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance is based on the weight of all available positive and negative evidence. For the year ended December 31, 2023, a valuation of $27.4 million was recorded against those deferred tax assets that were determined not to be more likely than not to be realized based on Management’s assessment, an increase of $27.4 million from the year ended December 31, 2022 when no valuation allowance was recorded.
The expiration of federal net operating loss (“NOL”) and tax credit carryforwards and their related deferred income tax assets at December 31, 2023 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2027	$0.8	$0.2
2028	4.4	0.9
2040	1.4	1.4
2041	4.5	4.5
2042	6.0	6.0
2043	140.4	29.5
No Expiration	343.3	72.1
Total All Years	$500.8	$114.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 27. INCOME TAXES (Continued)
The carryforwards relate to general business and investment tax credits and federal NOL carryforwards which the Company expects to fully utilize prior to expiration.
There were no Unrecognized Tax Benefits at December 31, 2023, 2022 or 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Benefit (Expense). There were no liabilities for accrued interest and penalties as of December 31, 2023, 2022 or 2021.
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018 and 2019. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2015, 2016, 2017 and 2018 has been extended to June 30, 2024. Tax years 2020, 2021 and 2022 are subject to a statute of three years from the extended due dates of October 15, 2021, 2022 and 2023, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The components of Income Tax Benefit from Operations for the years ended December 31, 2023, 2022 and 2021 were:

DOLLARS IN MILLIONS	2023	2022	2021
Current Income Tax Benefit (Expense)	$4.0	$(6.2)	$122.7
Deferred Income Tax Benefit	70.8	90.6	2.9
Income Tax Benefit	$74.8	$84.4	$125.6
Federal income tax refunds received, net of income taxes paid, were $107.7 million in 2023. Federal income taxes paid, net of income tax refunds received, were $1.1 million, and $34.7 million in 2022 and 2021, respectively.
State income taxes paid, net of income tax refunds received, were $1.0 million in 2023. State income tax refunds received, net of income taxes paid, were $0.4 million in 2022. State income taxes paid, net of income tax refunds received, were $3.3 million in 2021.
No foreign income taxes were paid or refunded in 2023, 2022, or 2021.
A reconciliation of the Statutory Federal Income Tax Benefit and Rate to the Company’s Effective Income Tax Benefit and Rate from Operations for the years ended December 31, 2023, 2022 and 2021 is presented below.

DOLLARS IN MILLIONS	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Benefit	$72.8	21.0%	$77.9	21.0%	$52.3	21.0%
Tax-exempt Income and Dividends Received Deduction	4.8	1.4	5.3	1.3	4.6	1.9
Untaxed Earnings on Company-Owned Life Insurance	6.1	1.8	8.0	2.1	5.4	2.2
Tax credits	3.1	0.9	6.5	1.7	66.1	27.0
Stock-Based Compensation	(0.3)	(0.1)	(1.3)	(0.3)	0.3	0.1
Nondeductible Executive Compensation	(1.8)	(0.5)	(1.5)	(0.4)	(2.7)	(1.1)
Goodwill impairment	(6.3)	(1.8)	—	—	—	—
Expense on Transactions	—	—	(11.5)	(3.0)	—	—
Effect of foreign operations	27.4	7.9	—	—	—	—
Change in valuation allowance	(27.4)	(7.9)	—	—	—	—
Other, Net	(3.6)	(1.1)	1.0	0.3	(0.4)	(0.2)
Effective Income Tax Benefit	$74.8	21.6%	$84.4	22.7%	$125.6	50.9%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 27. INCOME TAXES (Continued)
Comprehensive Income Tax Benefit included in the Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021 was:

DOLLARS IN MILLIONS	2023	2022	2021
Income Tax Benefit (Expense):
Operations	$74.8	$84.4	$125.6
Unrealized (Appreciation) Depreciation on Securities	(50.3)	325.5	60.7
Tax Effects from Postretirement Benefit Plans	(12.4)	(4.0)	1.8
Tax Effects on changes in Discount Rate for Life Reserves	21.2	(289.9)	(47.9)
Tax Effects from Cash Flow Hedge	—	(1.2)	(0.1)
Comprehensive Income Tax Benefit	$33.3	$114.8	$140.1
NOTE 28. COMMITMENTS AND CONTINGENCIES
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
NOTE 29. RELATED PARTIES
As described in Note 26, “Other Reinsurance,” to the Consolidated Financial Statements, the Company has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting, measurement, and disclosure of long duration contracts effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021, due to adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long Duration Contracts.
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
Property and casualty insurance reserves – Refer to Notes 2 and 6 to the consolidated financial statements
Critical Audit Matter Description
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
•With the assistance of our actuarial specialists:
– We developed a range of independent estimates of the property and casualty insurance reserves and compared our estimates to the recorded reserves.
– We compared our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of property and casualty insurance reserves.
Fixed Maturities at Fair Value – Refer to Notes 2, 10, and 13 to the consolidated financial statements

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
February 7, 2024
We have served as the Company’s auditor since 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023.
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

/s/ JOSEPH P. LACHER, JR.	/s/ BRADLEY T. CAMDEN
Joseph P. Lacher, Jr.	Bradley T. Camden
Chairman of the Board, President and Chief Executive Officer	Senior Vice President and Interim Chief Financial Officer
Kemper Corporation	Kemper Corporation
February 7, 2024

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
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Director Biographies,” “Executive Officers,” “Beneficial Ownership of Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2024 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2023, the end of Kemper’s fiscal year.
Kemper’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Senior Financial Executives”) is posted in the “Governance” section of Kemper’s investor relations website, investors.kemper.com. Kemper also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Senior Financial Executives in the “Governance” section of its website.
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Director Compensation,” “HR & Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2024 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2024 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs[1]
Equity Compensation Plans Approved by Security Holders	2,373,319	$59.27	1,995,442
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,373,319	$59.27	1,995,442
1 Includes 581,307 shares reserved for future grants based on performance results under the terms of outstanding PSU awards.
Kemper’s 2023 Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, RSUs, and PSUs.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2024 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2024 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report
1.Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2023 and 2022, and the consolidated statements of loss, comprehensive loss, cash flows and shareholders’ equity for the years ended December 31, 2023, 2022 and 2021, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2023 Annual Report.
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
3.Exhibits. An Exhibit Index has been filed as part of this report on pages 156 through 159.
(b)Exhibits. Included in Item 15(a)3 above
(c)Financial Statement Schedules. Included in Item 15(a)2 above
Item 16.     Form 10-K Summary
None.

Exhibit Index
The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	December 6, 2022
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.3	Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.1	September 29, 2020
4.4	First Supplemental Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association (Including the form of 2.400% Senior Notes due 2030)	8-K	001-18298	4.2	September 29, 2020
4.5	Second Supplemental Indenture, dated as of February 23, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 3.800% Senior Notes due 2032)	8-K	001-18298	4.2	February 23, 2022
4.6	Third Supplemental Indenture, dated as of March 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062)	8-K	001-18298	4.2	March 10, 2022
4.7	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.7	February 20, 2019
4.8	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1	Third Amended and Restated Credit Agreement, dated as of March 15, 2022, by and among the Company, as the borrower, the lenders and issuing banks from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-18298	10.1	March 17, 2022
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4	Advances and Security Agreement, effective August 14, 2020, between Alliance United Insurance Company and the Federal Home Loan Bank of San Francisco	8-K/A	001-18298	10.1	August 20, 2020
10.5	Advances, Collateral Pledge, and Security Agreement, dated as of May 10, 2022, between American Access Casualty Company and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	May 11, 2022
10.6*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.7*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.8*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.9*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.1	May 2, 2013
10.10*	Form of Deferred Stock Unit Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.2	May 2, 2013
10.11*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.24	February 14, 2014
10.12*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.31	February 13, 2017
10.13*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.39	February 13, 2018
10.14*	Kemper Executive Performance Plan, amended and restated as of May 1, 2018	10-Q	001-18298	10.2	July 30, 2018
10.15*	Form of individual Indemnification Agreements between Kemper and its directors and executive officers	8-K	001-18298	10.1	February 11, 2020
10.16*	2020 Omnibus Plan	Schedule 14A	001-18298	Appendix B	March 25, 2020
10.17*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.1	May 11, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.18*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.2	May 11, 2020
10.19*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.3	May 11, 2020
10.20*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.6	May 11, 2020
10.21*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.7	May 11, 2020
10.22*	Form of individual change in control severance agreements between Kemper and its executive officers	10-K	001-18298	10.42	February 13, 2017
	Each of the agreements is identical except that the multipliers for benefits related to bonus, severance, life insurance and health insurance are 150%, 3 years, 3 years and 36 months, respectively, for the Chief Executive Officer and 110%, 2 years, 2 years and 24 months, respectively, for the other officers.
10.23*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.24*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.25*	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.26*	Form of Restricted Stock Unit Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.27*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.28*	Form of Performance Share Unit Award Agreement (Relative TSR) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.29*	Form of Special Equity Award Agreement as of February 1, 2022 under the 2020 Omnibus Equity Plan					X
10.30*	2023 Omnibus Plan	Schedule 14A	001-18298	Appendix A	March 22, 2023
10.31*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.1	August 7, 2023

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.32*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan			10.2	August 7, 2023
10.33*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan			10.3	August 7, 2023
10.34*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan			10.4	August 7, 2023
10.35*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan			10.5	August 7, 2023
10.36*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 2, 2023 under the 2023 Omnibus Plan			10.6	August 7, 2023
10.37*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 2, 2023 under the 2023 Omnibus Plan			10.7	August 7, 2023
18.1	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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
X
97.1	Kemper Corporation Policy on Recoupment of Incentive Compensation					X
101.1	XBRL Instance					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, Bradley T. Camden, Senior Vice President and Interim Chief Financial Officer, and James A. Alexander, Senior Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his or her true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2023 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2023 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2024.

KEMPER CORPORATION (Registrant)

By:	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 7, 2024.

Signature	Title
/s/ JOSEPH P. LACHER, JR.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Joseph P. Lacher, Jr.

/s/ BRADLEY T. CAMDEN	Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)
Bradley T. Camden

/s/ JAMES A. ALEXANDER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
James A. Alexander

/s/ TERESA A. CANIDA	Director
Teresa A. Canida

/s/ GEORGE N. COCHRAN	Director
George N. Cochran

/s/ KATHLEEN M. CRONIN	Director
Kathleen M. Cronin

/s/ JASON N. GOREVIC	Director
Jason N. Gorevic

/s/ LACY M. JOHNSON	Director
Lacy M. Johnson

/s/ GERALD LADERMAN	Director
Gerald Laderman

/s/ ALBERTO PARACCHINI	Director
Alberto J. Paracchini

/s/ STUART B. PARKER	Director
Stuart B. Parker

/s/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/s/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2023
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$594.1	$511.5	$511.5
States and Political Subdivisions	1,575.9	1,401.9	1,401.9
Foreign Governments	4.4	3.8	3.8
Corporate Securities:
Other Bonds and Notes	4,046.8	3,690.8	3,690.8
Redeemable Preferred Stocks	9.0	8.3	8.3
Collateralized Loan Obligations	973.6	949.8	949.8
Other Mortgage- and Asset-backed	362.0	315.8	315.8
Total Investments in Fixed Maturities	7,565.8	6,881.9	6,881.9
Equity Securities at Fair Value:
Preferred Stocks	25.5	25.5	25.5
Common Stocks	1.2	1.2	1.2
Other Equity Interests	199.1	199.1	199.1
Total Investments in Equity Securities	225.8	225.8	225.8

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	221.7	XXX.X	221.7
Alternative Energy Partnership Investments	17.3	XXX.X	17.3
Short-term Investments	520.9	XXX.X	520.9
Company-Owned Life Insurance	513.5	XXX.X	513.5
Loans to Policyholders	281.2	XXX.X	281.2
Other Investments	241.9	XXX.X	241.9
Total Investments	$9,588.1		$8,904.2
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2023	2022[1]
ASSETS
Investments in Subsidiaries	$3,594.1	$3,849.0
Fixed Maturities at Fair Value (Amortized Cost: 2023 – $177.4; 2022 - $122.5)	174.3	120.0
Equity Securities at Fair Value (Cost: 2023 - $11.6; 2022 - $39.3)	9.9	24.1
Short-term Investments	180.2	67.7
Other Investments	18.8	—
Cash	1.5	66.3
Other Receivables	38.5	5.6
Current Income Taxes	33.9	12.0
Right-of-Use Assets	7.7	12.2
Other Assets	32.5	35.6
Total Assets	$4,091.4	$4,192.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 4.350% due 2025 (Fair Value: 2023 – $440.8; 2022 – $438.5)	$449.6	$449.3
Senior Notes Payable, 2.400% due 2030 (Fair Value: 2023 – $313.6; 2022 – $310.3)	397.0	396.6
Senior Notes Payable, 3.800% due 2032 (Fair Value: 2023 - $338.4; 2022 - $336.2)	396.0	395.5
Fixed-Rate Reset Junior Subordinated Debentures, 5.875% due 2062 (Fair Value: 2023 - $120.6; 2022 - $110.1)	146.6	145.5
Current Income Tax Liability	—	—
Deferred Income Tax Liability	119.5	49.1
Liabilities for Benefit Plans	28.1	35.4
Right-of-Use Liabilities	23.3	24.4
Accrued Expenses and Other Liabilities	26.3	26.1
Total Liabilities	1,586.4	1,521.9
Shareholders’ Equity:
Common Stock	6.4	6.4
Additional Paid-in Capital	1,845.3	1,812.7
Retained Earnings	1,014.3	1,366.4
Accumulated Other Comprehensive Loss	(360.8)	(514.9)
Total Shareholders’ Equity attributable to Kemper Corporation	2,505.2	2,670.6
Noncontrolling Interest	(0.2)	$—
Total Shareholders’ Equity	2,505.0	2,670.6
Total Liabilities and Shareholders’ Equity	$4,091.4	$4,192.5
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
See Accompanying Report of Independent Registered Public Accounting Firm.

2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF LOSS
(Dollars in Millions)

	For the Year Ended December 31,
	2023	2022[1]	2021[1]
Net Investment Income	$8.6	$16.6	$3.4
(Loss) Income from Change in Fair Value of Equity Securities	(1.5)	(14.8)	10.0
Net Realized Investment (Losses) Gains	(11.9)	3.0	10.6
Impairment Losses	(0.4)	(0.2)	—
Other Income	—	1.1	—
Total Revenues	(5.2)	5.7	24.0
Interest Expense	56.7	52.6	32.0
Pension Settlement Expense	70.2	—	—
Other Operating Expenses	6.1	6.6	5.9
Total Operating Expenses	133.0	59.2	37.9
Loss before Income Taxes and Equity in Net Loss of Subsidiaries	(138.2)	(53.5)	(13.9)
Income Tax Benefit (Expense)	28.4	14.0	(0.6)
Loss before Equity in Net Loss of Subsidiaries	(109.8)	(39.5)	(14.5)
Equity in Net Loss of Subsidiaries	(162.5)	(247.1)	(109.2)
Net Loss	(272.3)	(286.6)	(123.7)
Less: Net Loss attributable to Noncontrolling Interest	(0.2)	—	—
Net Loss attributable to Kemper Corporation	$(272.1)	$(286.6)	$(123.7)
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
See Accompanying Report of Independent Registered Public Accounting Firm.

3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Millions)

	For the Year Ended December 31,
	2023	2022[1]	2021[1]
Net Loss	$(272.3)	$(286.6)	$(123.7)
Other Comprehensive Income:
Changes in Net Unrealized (Losses) Gains on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	235.0	(1,535.7)	(230.4)
Securities Held by Parent	(0.6)	(2.6)	—
Having Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	(0.5)	1.9	(2.0)
Reclassification Adjustment for Amounts Included in Net Loss:
Securities Held by Subsidiaries	4.5	(12.8)	(43.5)
Securities Held by Parent	(0.1)	—	(10.6)
Unrecognized Postretirement Benefit Costs Arising During the Year:
Subsidiaries	0.1	1.1	0.6
Parent	(7.4)	18.2	(9.5)
Reclassification Adjustment for Postretirement Benefit Costs Arising During the Year:
Subsidiaries	(0.3)	—	—
Parent	66.8	(0.4)	0.1
Gains on Cash Flow Hedge	(0.2)	5.9	0.5
Change in Discount Rate on Future Life Policyholder Benefits	(101.7)	1,380.7	228.5
Other Comprehensive Income (Loss) Before Income Taxes	195.6	(143.7)	(66.3)
Income Tax (Expense) Benefit:
Changes in Net Unrealized (Losses) Gains on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	(49.5)	322.7	48.4
Securities Held by Parent	0.1	0.5	—
Having Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	0.2	(0.4)	0.4
Reclassification Adjustment for Amounts Included in Net Loss:
Securities Held by Subsidiaries	(1.0)	2.7	9.1
Securities Held by Parent	0.1	—	2.2
Unrecognized Postretirement Benefit Costs Arising During the Year:
Subsidiaries	—	(0.2)	(0.1)
Parent	1.3	(3.9)	2.5
Reclassification Adjustments for Amounts Included in Net Loss:
Subsidiaries	0.2	—	—
Parent	(14.0)	0.1	—
Changes in Gain on Cash Flow Hedges	(0.1)	(1.2)	(0.1)
Change in Discount Rate on Future Life Policyholder Benefits	21.2	(289.9)	(47.9)
Income Tax (Expense) Benefit	(41.5)	30.4	14.5
Other Comprehensive Income (Loss)	154.1	(113.3)	(51.8)
Total Comprehensive Loss	(118.2)	(399.9)	(175.5)

Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(0.2)	—	—
Total Comprehensive Loss attributable to Kemper Corporation	$(118.0)	$(399.9)	$(175.5)
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
See Accompanying Report of Independent Registered Public Accounting Firm.
4

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended December 31,
	2023	2022[1]	2021[1]
Operating Activities:
Net Loss	$(272.3)	$(286.6)	$(123.7)
Adjustment Required to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operations:
Equity in Net Loss (Income) of Subsidiaries	162.5	247.1	109.2
Cash Dividends from Subsidiaries	320.8	25.3	170.3
Net Realized Investment Losses (Gains)	11.9	(3.0)	(10.6)
Settlement Costs Related to Defined Benefit Pension Plan	70.2	—	—
Impairment Losses	0.4	0.2	—
Income (Loss) from Change in Fair Value of Equity and Convertible Securities	1.5	14.8	(10.0)
Other, Net	(30.6)	(48.9)	(35.3)
Net Cash Provided by (Used in) Operating Activities	264.4	(51.1)	99.9
Investing Activities:
Capital Contributed to Subsidiaries	(181.5)	(537.8)	(36.5)
Proceeds from Sales, Calls and Maturities of Fixed Maturities	50.8	0.1	181.3
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	14.8	71.9	28.5
Purchases of Investments:
Fixed Maturities	—	(40.3)	—
Equity Securities	(2.1)	(5.6)	(48.7)
Net Purchases of Short-term Investments	(112.2)	138.9	411.3
Acquisition of Business	—	—	(370.9)
Other	(23.2)	(3.1)	—
Net Cash (Used in) Provided by Investing Activities	(253.4)	(375.9)	165.0
Financing Activities:
Notes Payable Proceeds:
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	—	396.3	—
Issuance Fees from Issuance of 3.800% Senior Notes due February 23, 2032	—	(1.2)	—
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	—	145.6	—
Issuance Fees from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	—	(0.9)	—
Proceeds from Issuance of 2.400% Senior Notes due September 30, 2030	—	—	—
Issuance Fees from Issuance of 2.400% Senior Notes due September 30, 2030	—	—	—
Repayments of Long-term Debt	—	—	(50.0)
Proceeds from Shares Issued under Employee Stock Purchase Plan	4.3	4.9	5.4
Common Stock Repurchases	—	—	(161.7)
Dividends and Dividend Equivalents Paid	(79.6)	(79.7)	(80.6)
Other	(0.5)	0.6	3.7
Net Cash (Used in) Provided by Financing Activities	(75.8)	465.6	(283.2)
Net (decrease) increase in cash	(64.8)	38.6	(18.3)
Cash, Beginning of Year	66.3	27.7	46.0
Cash, End of Year	$1.5	$66.3	$27.7
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
See Accompanying Report of Independent Registered Public Accounting Firm.
5

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial information of Kemper Corporation (“Kemper” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Kemper’s subsidiaries are accounted for using the equity method of accounting. Equity in Net Loss of Subsidiaries of these subsidiaries is presented on the Statements of Operations as Equity in Net Loss of Subsidiaries.
NOTE 2. GUARANTEES
On February 23, 2022, Kemper issued a notice of redemption for the entire $275.0 million aggregate principal outstanding of the 2022 Senior Notes at a redemption price equal to 100% of their principal, plus accrued and unpaid interest on the redemption date. On March 25, 2022, Kemper completed the redemption, and the 2022 Senior Notes were repaid in full. The Company recognized a Loss from Early Extinguishment of Debt of $3.7 million in the first quarter of 2022 which is reflected in the Consolidated Statements of Loss.
The Company used the proceeds received from Kemper’s 2032 Senior Notes offering to repay the 2022 Senior Notes. See “3.800% Senior Notes Due 2032” in the Debt disclosure, Note 23 for additional information regarding the debt issuance.
On July 1, 2022, Kemper executed an indefinite agreement with its subsidiary, Kemper Bermuda Ltd, which requires Kemper to contribute up to $300.0 million in contributed capital to maintain its minimum Enhanced Capital Requirement (“ECR”) as required by the Bermuda Monetary Authority as a Class C insurer. As of December 31, 2023 and 2022, Kemper had contributed $40.0 million and $5.0 million, respectively, under this agreement.
NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper received $385.6 million and $300.1 million in non-cash dividends from subsidiaries in 2023 and 2022, respectively. Kemper made non-cash capital contributions of $336.5 million and $156.3 million to subsidiaries in 2023 and 2022, respectively.
NOTE 4. LEASES
Kemper leases certain office space for its current and former corporate headquarters under non-cancelable operating leases.
The following table presents operating lease Right-of-Use (“ROU”) assets and lease liabilities at December 31, 2023 and 2022.

DOLLARS IN MILLIONS	2023	2022
Operating Lease Right-of-Use Assets	$7.7	$12.2
Operating Lease Liabilities	23.3	24.4
Supplemental cash flow information related to Kemper’s operating leases for the year-ended December 31, 2023 and December 31, 2022 respectively are presented follows.

DOLLARS IN MILLIONS	2023	2022
Operating Cash Flows from Operating Leases (Fixed Payments)	$5.8	$2.4
Operating Cash Flows from Operating Leases (Liability Reduction)	4.8	1.4
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	—	—
6

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 4. LEASES (Continued)
Significant judgments and assumptions for determining lease asset and liability as December 31, 2023 and December 31, 2022 respectively are presented below.

DOLLARS IN MILLIONS	2023	2022
Weighted-average Remaining Lease Term - Operating Leases	10.0 years	11.0 years
Weighted-average Discount Rate - Operating Leases	4.1%	4.0%
Kemper’s leases do not provide an implicit rate. Accordingly, Kemper uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum operating lease payments at December 31, 2023 were:

DOLLARS IN MILLIONS	Operating Leases
2024	$2.9
2025	2.6
2026	2.6
2027	2.7
2028	2.8
2028 and Thereafter	14.8
Total Future Payments	$28.4
Less Discount	5.1
Present Value of Minimum Lease Payments	$23.3
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
7

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 5. DEBT (Continued)
Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Loss. Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.6 million for the year ended December 31, 2023. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2024 as interest expense on the debt is recognized.
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
8

SCHEDULE III
KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums[2]	Premiums Written	Other Income (Loss)	Net Investment Income	Insurance Claims and Policy- holders’ Benefits[2]	Amortization of Deferred Policy Acquisition Costs[2]	Other Insurance Expenses[2]	Deferred Policy Acquisition Costs[2]	Insurance Reserves[2]	Unearned Premiums
2023
Specialty Property & Casualty Insurance	$3,632.5	$3,305.4	$4.5	$168.3	$3,141.9	$496.2	$245.1	$142.7	$2,308.7	$1,104.5
Life Insurance[1]	387.6	N/A	(0.2)	193.4	243.4	39.9	235.9	426.9	3,425.3	7.6
Non-Core Operations	509.3	435.5	—	48.7	434.6	71.0	75.6	22.0	356.4	188.7
Other	—	N/A	2.9	9.3	0.1	—	(111.3)	—	12.5	—
Total	$4,529.4	N/A	$7.2	$419.7	$3,820.0	$607.1	$445.3	$591.6	$6,102.9	$1,300.8
2022
Specialty Property & Casualty Insurance	$4,046.4	$3,934.4	$6.0	$140.7	$3,578.2	$569.8	$232.1	$192.6	$2,321.1	$1,431.5
Life Insurance[1]	571.5	N/A	(0.6)	216.5	360.8	42.4	300.9	404.9	3,278.5	8.9
Non-Core Operations	595.5	527.1	—	49.7	493.4	93.5	90.0	38.1	419.1	264.0
Other	—	N/A	3.8	15.7	0.2	—	(127.7)	—	14.4	—
Total	$5,213.4	N/A	$9.2	$422.6	$4,432.6	$705.7	$495.3	$635.6	$6,033.1	$1,704.4
2021
Specialty Property & Casualty Insurance	$3,948.5	$4,057.3	$4.1	$152.5	$3,593.7	$546.7	$227.8
Life Insurance[1]	579.0	N/A	(1.3)	202.7	388.5	44.6	325.0
Non-Core Operations	651.7	642.0	—	68.6	537.4	103.8	102.6
Other	—	N/A	2.0	3.5	—	—	(121.7)
Total	$5,179.2	N/A	$4.8	$427.3	$4,519.6	$695.1	$533.7
1 The Company’s Life Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life Insurance segment.
2 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2023
Life Insurance in Force	$19,750.8	$339.4	$129.9	$19,541.3	0.7%
Premiums:
Life Insurance	$322.0	$3.3	$0.5	$319.2	0.2%
Accident and Health Insurance	34.7	11.6	—	23.1	—
Property and Liability Insurance	4,175.7	17.8	29.2	4,187.1	0.7
Total Premiums	$4,532.4	$32.7	$29.7	$4,529.4	0.7%
Year Ended December 31, 2022
Life Insurance in Force[1]	$19,885.1	$354.8	$137.1	$19,667.4	0.7%
Premiums:
Life Insurance[1]	$355.8	$3.6	$0.6	$352.8	0.2%
Accident and Health Insurance	167.9	1.1	1.4	168.2	0.8
Property and Liability Insurance	4,706.1	38.0	24.3	4,692.4	0.5
Total Premiums	$5,229.8	$42.7	$26.3	$5,213.4	0.5%
Year Ended December 31, 2021
Life Insurance in Force[1]	$20,287.7	$372.3	$144.5	$20,059.9	0.7%
Premiums:
Life Insurance[1]	$327.4	$0.9	$0.7	$327.2	0.2%
Accident and Health Insurance	185.8	0.3	4.4	189.9	2.3
Property and Liability Insurance	4,667.4	34.9	29.6	4,662.1	0.6
Total Premiums	$5,180.6	$36.1	$34.7	$5,179.2	0.7%
1 As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been recast to reflect application of the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.
See Accompanying Report of Independent Registered Public Accounting Firm.

1