Form 10-Q
period 2024-03-31
KEMPER Corp
filed 2024-05-01
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 3/31/2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
64,375,352 shares of common stock, $0.10 par value, were outstanding as of April 29, 2024.

KEMPER CORPORATION

Caution Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Risk Factors and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”), as well as a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
In addition to the factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2023 (the “2023 Annual Report”), the reader should consider the following list of factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate
•Evolving policies, practices and interpretations by regulators and courts that increase operating costs and potential liabilities, particularly any that involve retroactive application of new requirements;
•Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates, including proceedings related to its business practices or business practices in the insurance industry;
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
•The rising costs of insurance claims from increased and more targeted litigation, higher jury awards, broader definitions of liability, and other effects of legal system abuse and societal trends referred to as social inflation or legal system abuse;
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
•The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses and implementing significant business initiatives and the timing of the occurrence or completion of such events, including, but not limited to, those related to expense and claims savings, the establishment and operation of Kemper Reciprocal, consolidations, reorganizations and technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Revenues:
Earned Premiums (Changes in Deferred Profit Liability for the Three Months Ended: 2024 - $19.7; 2023 - $19.2)	$1,031.9	$1,180.9
Net Investment Income	100.4	101.8
Change in Value of Alternative Energy Partnership Investments	0.4	0.7
Other Income	1.8	1.2
Change in Fair Value of Equity and Convertible Securities	3.4	1.7
Net Realized Investment Gains	6.6	6.4
Impairment Losses	(1.5)	2.1
Total Revenues	1,143.0	1,294.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses (Changes in Liability for Future Policyholder Benefits for the Three Months Ended: 2024 - $6.0 ; 2023 - $1.9)	756.0	1,052.0
Insurance Expenses	240.7	269.3
Interest and Other Expenses	59.7	77.4
Total Expenses	1,056.4	1,398.7
Income (Loss) before Income Taxes	86.6	(103.9)
Income Tax (Expense) Benefit	(16.4)	23.8
Net Income (Loss)	70.2	(80.1)
Less: Net (Loss) Income attributable to Noncontrolling Interest	(1.1)	—
Net Income (Loss) attributable to Kemper Corporation	$71.3	$(80.1)

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
Basic	$1.11	$(1.25)
Diluted	$1.10	$(1.25)
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Net Income (Loss)	$70.2	$(80.1)

Other Comprehensive Income Before Income Taxes
Changes in Net Unrealized Holding (Losses) Gains on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	(109.0)	187.2
Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	1.3	—
Change in Net Unrecognized Postretirement Benefit Costs	(0.9)	(0.5)
Change in Discount Rate on Future Life Policyholder Benefits	141.1	(109.8)
Other Comprehensive Income Before Income Taxes	32.5	76.9
Other Comprehensive Income Tax Expense	(6.7)	(16.7)
Other Comprehensive Income, Net of Taxes	25.8	60.2
Total Comprehensive Income (Loss)	96.0	(19.9)

Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(1.1)	—

Comprehensive Income (Loss) attributable to Kemper Corporation	$97.1	$(19.9)
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2024	Dec 31, 2023
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2024 - $7,562.1; 2023 - $7,565.8 Allowance for Credit Losses: 2024 - $7.7; 2023 - $8.2)	$6,771.6	$6,881.9
Equity Securities at Fair Value (Cost: 2024 - $210.2; 2023 - $209.3)	230.1	225.8
Equity Method Limited Liability Investments	215.2	221.7
Alternative Energy Partnership Investments	17.2	17.3
Short-term Investments at Cost which Approximates Fair Value	520.7	520.9
Company-Owned Life Insurance	515.7	513.5
Loans to Policyholders	280.5	281.2
Other Investments	213.6	241.9
Total Investments	8,764.6	8,904.2
Cash	125.9	64.1
Receivables from Policyholders (Allowance for Credit Losses: 2024 - $6.4; 2023 - $13.9)	953.1	959.5
Other Receivables	195.4	200.5
Deferred Policy Acquisition Costs	595.3	591.6
Goodwill	1,250.7	1,250.7
Current Income Tax Assets	52.6	64.5
Deferred Income Tax Assets	199.1	210.4
Other Assets	479.1	492.6
Assets of Consolidated Variable Interest Entity
Fixed Maturities at Fair Value (Amortized Cost: 2024 - $1.7; 2023 - $1.7 Allowance for Credit Losses: 2024 - $—; 2023 - $—)	1.7	1.7
Cash	0.8	—
Short-term Investments at Cost which Approximates Fair Value	4.0	2.0
Receivables from Policyholders (Allowance for Credit Losses: 2024 - $—; 2023 - $—)	2.7	0.7
Deferred Policy Acquisition Costs	0.6	0.1
Other Assets	0.3	0.1
Total Assets	$12,625.9	$12,742.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2024	Dec 31, 2023

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,294.3	$3,422.4
Property and Casualty	2,597.2	2,680.5
Total Insurance Reserves	5,891.5	6,102.9
Unearned Premiums	1,274.1	1,300.8
Policyholder Obligations	660.9	655.7
Deferred Income Tax Liabilities	61.7	50.6
Accrued Expenses and Other Liabilities	754.8	737.7
Long-term Debt, Current, at Amortized Cost (Fair Value: 2024 - $443.4; 2023 - $—)	449.7	—
Long-term Debt, Non-Current, at Amortized Cost (Fair Value: 2024 - $803.4; 2023 - $1,213.4)	940.1	1,389.2
Liabilities of Consolidated Variable Interest Entity
Insurance Reserves	0.7	—
Unearned Premiums	3.1	0.5
Accrued Expenses and Other Liabilities	0.6	0.3
Total Liabilities	10,037.2	10,237.7
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 64,357,521 Shares Issued and Outstanding at March 31, 2024 and 64,111,555 Shares Issued and Outstanding at December 31, 2023	6.4	6.4
Paid-in Capital	1,852.3	1,845.3
Retained Earnings	1,066.1	1,014.3
Accumulated Other Comprehensive Loss	(335.0)	(360.8)
Total Kemper Corporation Shareholders’ Equity	2,589.8	2,505.2
Noncontrolling Interest	(1.1)	(0.2)
Total Shareholders’ Equity	2,588.7	2,505.0
Total Liabilities and Shareholders’ Equity	$12,625.9	$12,742.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$70.2	$(80.1)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Net Realized Investment Gains	(6.6)	(6.4)
Impairment Losses	1.5	(2.1)
Depreciation and Amortization of Property, Equipment and Software	11.4	11.9
Amortization of Intangibles Assets Acquired	3.2	4.3
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	6.0	0.8
Income from Change in Value of Alternative Energy Partnership Investments	(0.4)	(0.7)
Income from Change in Value of Equity and Convertible Securities	(3.4)	(1.7)
Changes in:
Receivables from Policyholders	4.4	(57.4)
Reinsurance Recoverables	1.8	4.1
Deferred Policy Acquisition Costs	(4.2)	(15.9)
Insurance Reserves	(69.0)	(21.8)
Unearned Premiums	(24.1)	73.6
Income Taxes	26.9	106.2
Other Assets and Liabilities	25.3	(9.6)
Net Cash Provided by Operating Activities	43.0	5.2
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	323.2	154.0
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	13.4	19.5
Mortgage Loans	34.1	18.6
Other Investments	3.5	2.6
Purchases of Investments:
Fixed Maturities	(286.9)	(293.3)
Equity Securities	(3.1)	(13.2)
Real Estate Investments	(0.2)	(0.2)
Mortgage Loans	(27.4)	(13.3)
Other Investments	(9.6)	(4.7)
Net Sales of Short-term Investments	2.4	0.7
Acquisition of Software and Long-lived Assets	(15.3)	(10.0)
Settlement Proceeds from Company-Owned Life Insurance	4.9	—
Other	0.3	1.1
Net Cash Provided by (Used in) Investing Activities	39.3	(138.2)
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Net Cash Provided by (Used in) Investing Activities (Carryforward from page 8)	39.3	(138.2)
Cash Flows from Financing Activities:
Proceeds from Policyholder Contract Obligations	25.5	89.3
Repayment of Policyholder Contract Obligations	(20.6)	(90.0)
Proceeds from Shares Issued under Employee Stock Purchase Plan	0.9	1.0
Dividends Paid	(19.5)	(19.4)
Other	(6.0)	0.3
Net Cash Used in Financing Activities	(19.7)	(18.8)

Net increase (decrease) in cash[1]	62.6	(151.8)
Cash, Beginning of Year[1]	64.1	212.4
Cash, End of Period[1]	$126.7	$60.6
[1]Includes amounts attributable to Kemper Reciprocal reported as non-controlling interest.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Cash (paid) received during the year for:
Interest	$(20.0)	$(24.8)
Taxes	10.4	124.7
Operating Leases	(5.7)	(6.1)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$0.9	$1.4

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2024
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2023	64.1	$6.4	$1,845.3	$1,014.3	$(360.8)	$(0.2)	$2,505.0
Net Income	—	—	—	71.3	—	(1.1)	70.2
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	25.8	—	25.8
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(19.5)	—	—	(19.5)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	0.9	—	—	—	0.9
Equity-based Compensation Cost	—	—	12.2	—	—	—	12.2
Equity-based Awards, Net of Shares Exchanged	0.3	—	(6.1)	—	—	—	(6.1)
Other Changes in Non-Controlling Interest	—	—	—	—	—	0.2	0.2
Balance, March 31, 2024	64.4	$6.4	$1,852.3	$1,066.1	$(335.0)	$(1.1)	$2,588.7

	Three Months Ended March 31, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$—	$2,670.6
Net Loss	—	—	—	(80.1)	—	—	(80.1)
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	60.2	—	60.2
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(19.4)	—	—	(19.4)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	1.0	—	—	—	1.0
Equity-based Compensation Cost	—	—	15.6	—	—	—	15.6
Equity-based Awards, Net of Shares Exchanged	0.1	—	(0.4)	(0.6)	—	—	(1.0)
Balance, March 31, 2023	64.0	$6.4	$1,828.9	$1,266.3	$(454.7)	$—	$2,646.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies
The unaudited Condensed Consolidated Financial Statements include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty insurance subsidiaries, life insurance subsidiaries (collectively referred to herein as the “Company”), and a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information pursuant to the rules and regulations for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and include the accounts of Kemper Corporation and its subsidiaries, and a VIE in which the Company is considered the primary beneficiary. All intercompany accounts and transactions have been eliminated.
Certain financial information that is included in the annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with GAAP is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the three months ended March 31, 2024 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2023.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to March 31, 2024.
Guidance Adopted in 2024
In March 2023, the FASB issued ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period, and a net presentation within the income tax line item. ASU 2023-02 is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. The Company adopted the new standard on January 1, 2024. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Guidance Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
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
In March 2024, the SEC adopted a final rule requiring registrants to disclose certain climate-related information in their registration statements and annual reports. The rule requires the disclosure of qualitative and quantitative information, with certain information, such as financial statement effects of severe weather events, included in the notes to the audited financial statements. Other disclosure requirements include material climate-related risks, processes to manage and govern those risks, disclosure of targets if the targets materially affect or are reasonably likely to materially affect the Company, and, if material, disclosure of certain greenhouse gas emissions. On April 4, 2024, the SEC issued a voluntary stay of the final rule, pending the outcome of pending litigation. The requirements will be applied prospectively and have phased-in effective dates. For the Company, the Form 10-K for the year ended December 31, 2025, will be the first annual report with new climate-related disclosures. The Company is currently evaluating the impact of adopting the final rule.
Note 2 - Net Income (Loss) Per Unrestricted Share
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the three months ended March 31, 2024 and 2023 is presented below.

	Three Months Ended
(Dollars in Millions, except per share amounts)	Mar 31, 2024	Mar 31, 2023
Net Income (Loss) attributable to Kemper Corporation	$71.3	$(80.1)
Shares in Thousands
Weighted-average Unrestricted Shares Outstanding	64,254.5	63,946.6
Equity-based Compensation Equivalent Shares	518.3	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	64,772.8	63,946.6

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$1.11	$(1.25)
Diluted Net Income (Loss) Per Unrestricted Share	$1.10	$(1.25)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 1.7 million and 2.5 million for the three months ended March 31, 2024 and 2023, respectively.
Note 3 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Specialty Property & Casualty Insurance, and Life Insurance.
The Specialty Property & Casualty Insurance segment’s principal products are specialty automobile and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. Career agents employed by the Company distribute these products. Corporate and Other operations include interest expense, board of directors fees, and

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
general corporate expenses incurred by the Company which are not allocated to other businesses. Non-Core Operations includes the results of our Preferred Insurance business which we expect to fully exit.
Segment Adjusted Operating Income (Loss)
The Company analyzes the operating performance of each segment using segment adjusted operating income (loss). Segment adjusted operating income (loss) does not equate to “income (loss) before income taxes” or “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Segment adjusted operating income (loss) is calculated by adjusting each segment’s income (loss) before income taxes for the following items:
(i) Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment Gains;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charge;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
These items are important to an understanding of overall results of operations. Segment adjusted operating income (loss) is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of segment adjusted operating income (loss) may differ from that used by other companies. The Company, however, believes that the presentation of segment adjusted consolidated operating income (loss) as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses.
Earned Premiums by product line, including a reconciliation to Total Earned Premiums, for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Specialty Property & Casualty Insurance:
Personal Automobile	$675.3	$787.9
Commercial Automobile	164.7	156.3
Life Insurance:
Life	80.6	82.2
Accident and Health	5.6	5.9
Property	11.1	11.2
Total Segment Earned Premiums	937.3	1,043.5
Non-Core Operations	94.6	137.4
Total Earned Premiums	$1,031.9	$1,180.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$840.0	$944.2
Net Investment Income	41.1	38.5
Change in Value of Alternative Energy Partnership Investments	0.3	0.4
Other Income	1.1	0.9
Total Specialty Property & Casualty Insurance	882.5	984.0
Life Insurance:
Earned Premiums	97.3	99.3
Net Investment Income	44.3	49.8
Change in Value of Alternative Energy Partnership Investments	0.1	0.2
Other Income (Loss)	0.2	(0.4)
Total Life Insurance	141.9	148.9
Total Segment Revenues	1,024.4	1,132.9
Change in Fair Value of Equity and Convertible Securities	3.4	1.7
Net Realized Investment Gains	6.6	6.4
Net Impairment Losses Recognized in Earnings	(1.5)	2.1
Non-Core Operations	106.2	148.0
Other	3.9	3.7
Total Revenues	$1,143.0	$1,294.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Adjusted Consolidated Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes attributable to Kemper Corporation, for the three months ended March 31, 2024 and 2023 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Segment Adjusted Operating Income (Loss):
Specialty Property & Casualty Insurance	$86.5	$(74.7)
Life Insurance	14.0	14.8
Total Segment Adjusted Operating Income (Loss)	100.5	(59.9)
Corporate and Other Adjusted Operating Loss	(15.6)	(12.9)
Less: (Loss) Income before Income Taxes attributable to Noncontrolling Interest	(1.4)	—
Adjusted Consolidated Operating Income (Loss)	86.3	(72.8)
Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	3.4	1.7
Net Realized Investment Gains	6.6	6.4
Impairment Losses	(1.5)	2.1
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(12.8)	(29.1)
Non-Core Operations	6.0	(12.2)
Income (Loss) before Income Taxes attributable to Kemper Corporation	$88.0	$(103.9)
Adjusted Consolidated Net Operating Income (Loss), including a reconciliation to Net Income (Loss) attributable to Kemper Corporation, for the three months ended March 31, 2024 and 2023 was:

	Three Months Ended
(Dollars in Millions and Net of Income Taxes)	Mar 31, 2024	Mar 31, 2023
Segment Adjusted Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$69.2	$(58.4)
Life Insurance	11.9	13.2
Total Segment Adjusted Net Operating Income (Loss)	81.1	(45.2)
Corporate and Other Adjusted Net Operating Loss	(12.5)	(10.5)
Less: Net (Loss) Income attributable to Noncontrolling Interest	(1.1)	—
Adjusted Consolidated Net Operating Income (Loss)	69.7	(55.7)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	2.7	1.3
Net Realized Investment Gains	5.2	5.1
Impairment Losses	(1.2)	1.7
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(10.1)	(23.0)
Non-Core Operations	5.0	(9.5)
Net Income (Loss) attributable to Kemper Corporation	$71.3	$(80.1)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the three months ended March 31, 2024 and 2023 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,680.5	$2,756.9
Less Reinsurance Recoverables at Beginning of Year	27.8	39.6
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,652.7	2,717.3
Incurred Losses and LAE related to:
Current Year	686.1	944.0
Prior Years	8.8	41.9
Total Incurred Losses and LAE	694.9	985.9
Paid Losses and LAE related to:
Current Year	213.9	325.5
Prior Years	562.9	690.9
Total Paid Losses and LAE	776.8	1,016.4
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	2,570.8	2,686.8
Plus Reinsurance Recoverables at End of Period	26.4	34.3
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Period	$2,597.2	$2,721.1

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends may differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Condensed Consolidated Statements of Income (Loss) in the period of change. Additionally, the Company reviews if any premium revisions are appropriate as a result of any incurred losses and loss adjustment expenses (“LAE”) related to prior years recorded in the current period. For the three months ended March 31, 2024 and 2023, no additional premiums or return premiums were recorded.

For the three months ended March 31, 2024, the Company increased its Property and Casualty Insurance Reserves by $8.8 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $7.1 million due primarily to higher than expected settlements for extra-contractual demands related to prior year claims. Commercial Automobile insurance loss and LAE reserves developed favorably by $1.1 million due to favorable emergence in loss patterns related to policy years 2022 and 2023 bodily injury coverages. Non-Core personal automobile insurance loss and LAE reserves developed favorably by $2.9 million. Homeowners insurance loss and LAE reserves developed adversely by $3.6 million due to higher than expected losses associated with third quarter of 2023 catastrophe events and a higher than expected large loss emergence. Other personal lines loss and LAE reserves developed adversely by $2.2 million.
For the three months ended March 31, 2023, the Company increased its Property and Casualty Insurance Reserves by $41.9 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $22.9 million due primarily to higher than expected emergence in loss patterns related to third and fourth accident quarters of 2022 within the bodily injury and physical damage coverages. Commercial Automobile insurance loss and LAE reserves developed adversely by $8.2 million due to higher than expected emergence in loss patterns related to 2021 and 2022 bodily injury coverages. Non-Core personal automobile insurance loss and LAE reserves developed adversely by $3.4 million due to higher than expected emergence in loss patterns related to the third and fourth accident quarters of 2022 within the physical damage coverages. Homeowners insurance loss and LAE reserves developed adversely by $5.5 million. Other personal lines loss and LAE reserves developed adversely by $1.9 million due to higher than expected loss patterns related to fourth quarter 2022 non-weather and weather related losses.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Property and Casualty Insurance Reserves (Continued)
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Condensed Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s Condensed Consolidated Shareholders’ Equity, but could have a material effect on the Company’s consolidated financial results for a given period.
Note 5 - Liability for Future Policyholder Benefits
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits.
The liability for future policyholder benefits is grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company’s actuaries review assumptions used to measure the liability for future policyholder benefits for nonparticipating traditional and limited pay long-duration contracts at least annually. If there is a change, assumptions are updated with the recognition and remeasurement recorded in the Company’s Condensed Consolidated Statements of Income (Loss). The Company’s actuaries use a variety of generally accepted actuarial methodologies, in accordance with Actuarial Standards of Practice, in determining the assumptions.
A key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how policyholder benefits are expected to develop in the future and that such historical data can be used to predict and estimate future losses. However, changes in the Company’s business processes and the macroeconomic environment, by their very nature, are likely to affect the actual to expected experience which generally results in the historical experience factors becoming less reliable over time in predicting how cash flows will ultimately develop. The Company’s actuaries use professional judgment in determining how much weight to place on the actual to expected experience based on the older historical data and how much weight to place on more recent experience data. In some cases, the Company’s actuaries make adjustments to the assumptions to estimate losses. These assumptions are reviewed by the Company’s actuaries and corporate management who apply their collective judgment and determine the appropriate assumptions to adopt for the underlying business. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key assumptions that may be significantly influencing the current actuarial indications, changes in pricing and product offerings, changes in customer base, changes in agency operations or other changes that affect the timing of payments, the policyholder behaviors observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to prior periods. Changes in the Company’s assumptions underlying these liabilities over time will occur and may be material.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Liability for Future Policyholder Benefits (Continued)
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the three months ended March 31, 2024 and 2023:

		Three Months Ended
(Dollars in Millions)		Mar 31, 2024	Mar 31, 2023
Present Value of Expected Net Premiums	Balance, Beginning of Year	$675.4	$688.6

	Beginning Balance at Original Discount Rate	$694.7	$728.9
	Effect of Changes in Cash Flow Assumptions	—	—
	Effect of Actual Variances from Expected Experience	5.3	0.7
	Adjusted Beginning of Year Balance	700.0	729.6
	Issuances	38.2	31.8
	Interest Accrual	7.6	7.0
	Net Premiums Collected	(22.7)	(23.9)
	Ending Balance at Original Discount Rate	723.1	744.5
	Effect of Changes in Discount Rate Assumptions	(33.0)	(22.1)
	Balance, End of Period	$690.1	$722.4
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Year	$3,613.2	$3,561.0

	Beginning Balance at Original Discount Rate	$3,835.9	$3,906.2
	Effect of Changes in Cash Flow Assumptions	—	—
	Effect of Actual Variances From Expected Experience	5.5	0.3
	Adjusted Beginning of Year Balance	3,841.4	3,906.5
	Issuances	38.2	31.8
	Interest Accrual	42.6	42.4
	Benefit Payments	(56.5)	(63.8)
	Ending Balance at Original Discount Rate	3,865.7	3,916.9
	Effect of Changes in Discount Rate Assumptions	(377.5)	(217.4)
	Balance, End of Period	$3,488.2	$3,699.5
	Net Liability for Future Policyholder Benefits	$2,798.1	$2,977.1
	Less: Reinsurance Recoverable	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,798.1	$2,977.1
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Mar 31, 2024	Mar 31, 2023
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	14.6	14.9
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Net Liability for Future Policyholder Benefits	$2,798.1	$2,977.1
Deferred Profit Liability	357.5	272.6
Other[1]	138.7	149.9
Total Life and Health Insurance Reserves	$3,294.3	$3,399.6
1Other primarily consists of Accident and Health and Universal Life reserves

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Liability for Future Policyholder Benefits (Continued)
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, is as follows:

(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Expected Future Benefit Payments, undiscounted	$10,225.9	$10,177.7
Expected Future Gross Premiums, undiscounted	$4,136.0	$4,464.2
Expected Future Gross Premiums, discounted	$2,758.3	$2,931.1
The amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) is as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Gross Premiums or Assessments	$101.3	$103.8
Interest Expense	$35.0	$35.4
The weighted-average interest rate is as follows:

	Mar 31, 2024	Mar 31, 2023
Interest Accretion Rate	4.55%	4.55%
Current Discount Rate	5.40%	5.05%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company did not make any changes to mortality and lapse assumptions during the three months ended March 31, 2024 and 2023. Market data that underlies current discount rates was updated from December 31, 2023.
The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Balance, Beginning of Year	$337.8	$253.6
Profits Deferred	41.8	43.0
Interest Accrual	4.0	3.0
Amortization	(25.9)	(27.0)
Effect of Actual Variances from Expected Experience and Other Changes	(0.2)	—
Balance, End of Period	$357.5	$272.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments
Fixed Maturities
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at March 31, 2024 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$582.3	$1.0	$(94.9)	$—	$488.4
States and Political Subdivisions	1,552.3	9.9	(205.8)	(0.5)	1,355.9
Foreign Governments	5.2	—	(0.6)	—	4.6
Corporate Securities:
Bonds and Notes	4,077.8	13.0	(448.0)	(7.2)	3,635.6
Redeemable Preferred Stocks	9.0	0.1	(1.1)	—	8.0
Collateralized Loan Obligations	952.5	1.1	(15.4)	—	938.2
Other Mortgage- and Asset-backed	383.0	0.2	(42.3)	—	340.9
Investments in Fixed Maturities	$7,562.1	$25.3	$(808.1)	$(7.7)	$6,771.6
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at December 31, 2023 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$594.1	$1.9	$(84.5)	$—	$511.5
States and Political Subdivisions	1,575.9	16.3	(189.8)	(0.5)	1,401.9
Foreign Governments	4.4	—	(0.6)	—	3.8
Corporate Securities:
Bonds and Notes	4,046.8	35.5	(383.8)	(7.7)	3,690.8
Redeemable Preferred Stocks	9.0	0.1	(0.8)	—	8.3
Collateralized Loan Obligations	973.6	0.7	(24.5)	—	949.8
Other Mortgage- and Asset-backed	362.0	0.1	(46.3)	—	315.8
Investments in Fixed Maturities	$7,565.8	$54.6	$(730.3)	$(8.2)	$6,881.9
Other Receivables included $6.0 million and $0.9 million of unsettled sales of Investments in Fixed Maturities at March 31, 2024 and December 31, 2023, respectively. There were $21.7 million of unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of March 31, 2024. There were no unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of December 31, 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2024 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$195.2	$190.8
Due after One Year to Five Years	896.7	867.5
Due after Five Years to Ten Years	1,062.2	924.1
Due after Ten Years	3,604.5	3,125.0
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,803.5	1,664.2
Investments in Fixed Maturities	$7,562.1	$6,771.6
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2024 consisted of securities issued by the Government National Mortgage Association with a fair value of $227.4 million, securities issued by the Federal National Mortgage Association with a fair value of $95.3 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $62.5 million and securities of other non-governmental issuers with a fair value of $1,279.1 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2024 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$46.5	$(1.6)	$393.0	$(93.3)	$439.5	$(94.9)
States and Political Subdivisions	165.0	(3.3)	962.0	(202.5)	1,127.0	(205.8)
Foreign Governments	0.9	—	1.7	(0.6)	2.6	(0.6)
Corporate Securities:
Bonds and Notes	432.3	(11.5)	2,801.7	(436.5)	3,234.0	(448.0)
Redeemable Preferred Stocks	—	—	7.6	(1.1)	7.6	(1.1)
Collateralized Loan Obligations	231.6	(0.8)	246.7	(14.6)	478.3	(15.4)
Other Mortgage- and Asset-backed	14.9	(0.1)	292.5	(42.2)	307.4	(42.3)
Total Fixed Maturities	$891.2	$(17.3)	$4,705.2	$(790.8)	$5,596.4	$(808.1)

Investment-grade fixed maturity investments comprised $788.7 million and below-investment-grade fixed maturity investments comprised $19.4 million of the unrealized losses on investments in fixed maturities at March 31, 2024. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 6.4% of the amortized cost basis of the investment.

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
Investment-grade fixed maturity investments comprised $704.8 million and below-investment-grade fixed maturity investments comprised $25.5 million of the unrealized losses on investments in fixed maturities at December 31, 2023. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 8.8% of the amortized cost basis of the investment.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for three months ended March 31, 2024. Accrued interest excluded from the amortized cost of fixed income securities total $74.8 million and $77.0 million as of March 31, 2024 and December 31, 2023, respectively, and is reported within the Other Receivables line of the Condensed Consolidated Balance Sheets. The Company monitors accrued interest and writes off amounts when they are not expected to be received.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.5	$7.7	$8.2
Reductions Due to Sales	—	(0.2)	(0.2)
Net Decrease in Allowance on Securities for which Expected Credit Losses were Previously Recognized	—	(0.3)	(0.3)
Balance, End of Period	$0.5	$7.2	$7.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the three months ended March 31, 2023.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.7	$8.9	$9.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	0.3	0.3
Reductions Due to Sales	—	(1.9)	(1.9)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.1	(0.7)	(0.6)
Balance, End of Period	$0.8	$6.6	$7.4
Equity Securities
Investments in Equity Securities at Fair Value were $230.1 million and $225.8 million at March 31, 2024 and December 31, 2023, respectively. Net unrealized gains arising during the three months ended March 31, 2024 and 2023 and recognized in earnings, related to such investments still held as of March 31, 2024 and March 31, 2023, were $3.9 million and $4.4 million, respectively.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at March 31, 2024 or December 31, 2023. There were $0.1 million and $0.1 million in unsettled sales of Investments in Equity Securities at Fair Value at March 31, 2024 and December 31, 2023, respectively.
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
The Company’s maximum exposure to loss at March 31, 2024 is limited to the total carrying value of $215.2 million. In addition, the Company had outstanding commitments totaling approximately $84.5 million to fund Equity Method Limited Liability Investments at March 31, 2024. At March 31, 2024, 2.9% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 4.8% were reported with a one-month lag, and the remainder were reported with a greater than one-month but less than three-month lag.
There were no unsettled purchases or sales of Equity Method Limited Liability Investments at March 31, 2024 or December 31, 2023. Unsettled purchases and sales of Equity Method Limited Liability Investments are carried within Accrued Expenses and Other Liabilities and Other Receivables, respectively, on the Condensed Consolidated Balance Sheets.
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
The Company’s maximum exposure to loss at March 31, 2024 is limited to the total carrying value of $17.2 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of March 31, 2024. Alternative Energy Partnership Investments are reported on a three-month lag.

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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at March 31, 2024 and December 31, 2023 were $280.5 million and $281.2 million, respectively.
Other Investments
The carrying values of the Company’s Other Investments at March 31, 2024 and December 31, 2023 were:

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Equity Securities at Modified Cost	$24.7	$32.6
Real Estate at Depreciated Cost	93.9	94.7
Mortgage Loans	93.1	99.8
Other	1.9	14.8
Total Other Investments	$213.6	$241.9
Investments in Equity Securities at Modified Cost were $24.7 million and $32.6 million at March 31, 2024 and December 31, 2023, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of Loss to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the three months ended March 31, 2024 and 2023. The Company recognized an impairment of $0.4 million on Equity Securities at Modified Cost for three months ended March 31, 2024 as a result of the Company’s impairment analysis. The Company did not recognize any impairments on Equity Securities at Modified Cost for three months ended March 31, 2023. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $7.1 million of cumulative impairments on Equity Securities at Modified Cost held as of March 31, 2024.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Net Investment Income
Net Investment Income for the three months ended March 31, 2024 and 2023 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Investment Income:
Interest on Fixed Income Securities[1,2]	$79.8	$81.5
Dividends on Equity Securities Excluding Alternative Investments	2.8	1.0
Alternative Investments:
Equity Method Limited Liability Investments	(2.1)	1.1
Limited Liability Investments Included in Equity Securities	3.4	2.6
Total Alternative Investments	1.3	3.7
Short-term Investments	7.3	2.3
Loans to Policyholders	5.2	5.4
Real Estate	2.3	2.4
Company-Owned Life Insurance	7.1	8.8
Other	2.5	3.0
Total Investment Income	108.3	108.1
Investment Expenses:
Real Estate	2.2	2.1
Other Investment Expenses[1,2]	5.7	4.2
Total Investment Expenses	7.9	6.3
Net Investment Income	$100.4	$101.8

1In the first quarter of 2024, the Company changed its presentation of the details of investment performance to report interest expense incurred on Federal Home Loan Bank ("FHLB") borrowings as an offset to interest on fixed income securities since FHLB borrowings are used for spread lending purposes. The interest expense incurred on FHLB borrowings was previously reported within Other Investment Expenses. The prior period amounts presented above have been updated to reflect this change in presentation.

[2]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $5.2 million and $4.7 million, for the three months ended March 31, 2024 and 2023, respectively.
Gross gains and losses on sales of investments in fixed maturities and gains and losses associated with Ultra-Long Treasury Futures for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Fixed Maturities:
Gains on Sales	$12.8	$1.1
Losses on Sales	(2.3)	(3.3)
(Losses) Gains on Hedging Activity	(7.9)	8.4
Note 7 - Derivatives
The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates.
The Company entered into derivative agreements with maturity dates throughout 2024. Derivative instruments are carried at fair value on the Condensed Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Derivatives (Continued)
derivatives are recorded on the Condensed Consolidated Statements of Income (Loss) within Net Realized Investment Gains or Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets.
Interest Rate Risk
The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates.
Ultra-Long Treasury Futures
The Company enters into exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly. As of March 31, 2024, all Treasury Futures held by the Company qualified for hedge accounting as a cash flow hedge. There were treasury futures that expired during the three months ended March 31, 2024, that did not qualify for hedge accounting. These positions are shown in the Treasury Futures section below.
Primary Risks Managed by Derivatives
The following table presents the derivative instruments, primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives:

		March 31, 2024			December 31, 2023
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$74.9	$1.2	$—	$—	$—	$—

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$—	$—	$—	$149.7	$14.7	$—
Effects of Derivatives on the Statements of Income (Loss) and Comprehensive Income (Loss)
Cash Flow Hedges
The below table reflects the amounts of Gains (Losses) deferred into AOCI, net changes in amounts in AOCI associated with current hedging transactions, amounts subsequently reclassified into Net Income (Loss) through Net Realized Investment Gains (Losses) for derivatives qualifying as cash flow hedges for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Beginning of Year	$—	$(0.4)
Gains (Losses) Deferred in AOCI	1.5	(0.4)
Net Change in AOCI with Current Period Hedging Transactions	(1.3)	—
Gains (Losses) Reclassified into Income	—	(0.5)
Net Comprehensive Gains (Losses) from Cash Flow Hedges	$0.2	$(1.3)

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
The valuation of assets and liabilities measured at fair value in Company’s Condensed Consolidated Balance Sheets at March 31, 2024 is summarized below. The Company had no material liabilities that are measured and reported at fair value.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$85.4	$403.0	$—	$—	$488.4
States and Political Subdivisions	—	1,354.5	1.4	—	1,355.9
Foreign Governments	—	4.6	—	—	4.6
Corporate Securities:
Bonds and Notes	—	3,455.1	180.5	—	3,635.6
Redeemable Preferred Stock	—	5.8	2.2	—	8.0
Collateralized Loan Obligations	—	938.2	—	—	938.2
Other Mortgage and Asset-backed	—	335.8	5.1	—	340.9
Total Investments in Fixed Maturities	85.4	6,497.0	189.2	—	6,771.6
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	15.9	—	—	15.9
Other Industries	—	7.8	2.2	—	10.0
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	0.3	—	0.5	—	0.8
Other Equity Interests:
Exchange Traded Funds	8.7	—	—	—	8.7
Limited Liability Companies and Limited Partnerships	—	—	—	194.1	194.1
Total Investments in Equity Securities at Fair Value	9.6	23.7	2.7	194.1	230.1
Other Investments:
Derivative Instrument Classified as Cash Flow Hedge	—	1.2	—	—	1.2
Total Assets	$95.0	$6,521.9	$191.9	$194.1	$7,002.9
Within the Condensed Consolidated Balance Sheets, the Company discloses the fair value of its Long-term Debt. This fair value is determined using broker/dealer quotes of similar securities, and as such, would be included in Level 2 of the fair value hierarchy.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The valuation of assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2023 is summarized below. The Company had no material liabilities that are measured and reported at fair value.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$98.8	$412.7	$—	$—	$511.5
States and Political Subdivisions	—	1,401.8	0.1	—	1,401.9
Foreign Governments	—	3.8	—	—	3.8
Corporate Securities:
Bonds and Notes	—	3,513.7	177.1	—	3,690.8
Redeemable Preferred Stocks	—	1.2	7.1	—	8.3
Collateralized Loan Obligations	—	949.8	—	—	949.8
Other Mortgage and Asset-backed	—	310.6	5.2	—	315.8
Total Investments in Fixed Maturities	98.8	6,593.6	189.5	—	6,881.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	15.6	—	—	15.6
Other Industries	—	7.5	2.4	—	9.9
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	0.2	—	0.4	—	0.6
Other Equity Interests:
Exchange Traded Funds	7.7	—	—	—	7.7
Limited Liability Companies and Limited Partnerships	—	—	—	191.4	191.4
Total Investments in Equity Securities at Fair Value	8.5	23.1	2.8	191.4	225.8
Other Investments:
Derivative Instruments Not Designated as Hedges	—	14.7	—	—	14.7
Total Assets	$107.3	$6,631.4	$192.3	$191.4	$7,122.4
The Company’s investments in Fixed Maturities that are classified as Level 1 primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities at Fair Value that are classified as Level 1 consist of either investments in publicly-traded common stocks or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 primarily consist of investments in corporate bonds, obligations of states and political subdivisions, collateralized loan obligations, and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities at Fair Value that are classified as Level 2 primarily consist of investments in preferred stocks. The Company’s Derivative Instruments Designated as Cash Flow Hedges that are classified as Level 2 primarily consist of hedges to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions, quotes in inactive markets or evaluations based on its own proprietary models.
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at March 31, 2024. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$55.3	1.8%	-	13.5%	7.9%
Non-investment-grade:
Senior Debt	Market Yield	31.7	7.0	-	48.0	13.0
Junior Debt	Market Yield	35.8	11.0	-	25.5	13.2
Other	Various	66.4
Total Level 3 Fixed Maturity Investments		$189.2
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2023. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2024 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$177.1	$0.1	$7.1	$5.2	$2.8	$192.3
Total (Losses) Gains:
Included in Condensed Consolidated Statements of Income (Loss)	(0.2)	—	—	—	(0.1)	(0.3)
Included in Other Comprehensive Income	2.3	(0.4)	—	(0.1)	—	1.8
Purchases	13.2	—	—	—	—	13.2
Sales	(3.7)	—	—	—	—	(3.7)
Transfers into Level 3	—	1.7	—	—	—	1.7
Transfers out of Level 3	(8.2)	—	(4.9)	—	—	(13.1)
Balance, End of Period	$180.5	$1.4	$2.2	$5.1	$2.7	$191.9
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2023 is presented below.

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$216.0	$6.8	$5.1	$2.1	$230.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	0.4	—	—	(0.5)	(0.1)
Included in Other Comprehensive Income	1.5	—	0.2	—	1.7
Purchases	19.4	—	—	—	19.4
Sales	(41.2)	—	—	—	(41.2)
Transfers into Level 3	—	—	—	0.4	0.4
Balance, End of Period	$196.1	$6.8	$5.3	$2.0	$210.2
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of March 31, 2024 and December 31, 2023.

(Dollars in Millions)	March 31, 2024		December 31, 2023
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$123.2	$42.6	$125.4	$43.1
Real Estate	42.0	—	41.9	—
Senior Debt	19.2	39.5	19.0	39.9
Leveraged Buyout	8.5	0.6	8.6	0.6
Secondary Transactions	6.8	1.6	7.9	1.7
Distressed Debt	6.1	—	7.9	—
Growth Equity	0.8	—	1.2	—
Hedge Fund	0.1	—	0.1	—
Other	8.5	0.2	9.7	—
Total Equity Method Limited Liability Investments	215.2	84.5	221.7	85.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	127.7	66.3	124.0	67.0
Senior Debt	24.7	10.8	24.8	10.6
Leveraged Buyout	19.7	9.5	19.0	10.0
Distressed Debt	12.9	13.0	12.4	13.0
Growth Equity	6.3	6.5	6.4	6.5
Secondary Transactions	2.7	3.1	2.8	3.1
Hedge Funds	—	—	1.9	—
Real Estate	0.1	0.2	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	194.1	109.4	191.4	110.4

Reported as Equity Securities at Modified Cost:
Other	4.6	—	4.8	—
Total Reported as Equity Securities at Modified Cost	4.6	—	4.8	—
Total Investments in Limited Liability Companies and Limited Partnerships	$413.9	$193.9	$417.9	$195.7
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

	March 31, 2024		December 31, 2023
(Dollars in Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	$280.5	$280.5	$281.2	$281.2
Short-term Investments	520.7	520.7	520.9	520.9
Mortgage Loans	93.1	93.1	99.8	99.8
Company-Owned Life Insurance	515.7	515.7	513.5	513.5
Equity Securities at Modified Cost	24.7	24.7	32.6	32.6
Financial Liabilities:
Long-term Debt	$1,389.8	$1,246.8	$1,389.2	$1,213.4
Policyholder Obligations	563.2	563.2	557.4	557.4
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
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of December 31, 2023, the Company had contributed $4.0 million of surplus to the Reciprocal Exchange. During the first quarter of 2024, the Company contributed an additional $2.0 million of surplus to the Reciprocal Exchange, resulting in a total contributed surplus of $6.0 million as of March 31, 2024. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net Income (Loss). However, the management fee income earned by the AIF is reported in Net Income (Loss) attributable to Kemper Corporation and is included in the basic and diluted earnings per share.
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
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Condensed Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax Benefit on the Condensed Consolidated Statements of Income (Loss).

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Variable Interest Entities (Continued)
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Cash distribution from Investment	0.5	0.5
Income on Investments in Alternative Energy Partnership	0.4	0.7
Income Tax Credits (Recaptures) Recognized	—	(0.1)
Tax Expense Recognized from Alternative Energy Partnership	(0.1)	(0.2)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of March 31, 2024 and December 31, 2023.

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Cash	$2.7	$2.7
Equipment, Net of Depreciation	255.0	256.2
Other Assets	7.5	7.5
Total Unconsolidated Assets	265.2	266.4
Maximum Loss Exposure	17.2	17.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.2 million and $17.3 million, which is the carrying value of the investment at March 31, 2024 and December 31, 2023, respectively.
Note 10 - Deferred Policy Acquisition Costs
The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Property and Casualty and Life and Health and business for the three months ended March 31, 2024 and 2023:

	March 31, 2024			March 31, 2023
	Property and Casualty	Life and Health	Total	Property and Casualty	Life and Health	Total
Balance, Beginning of Year	$164.9	$426.7	$591.6	$231.1	$404.5	$635.6
Capitalizations	120.0	15.8	135.8	149.5	15.4	164.9
Amortization Expense	(125.4)	(5.3)	(130.7)	(142.3)	(5.6)	(147.9)
Experience Adjustment	—	(1.4)	(1.4)	—	(1.1)	(1.1)
Balance, End of Period	$159.5	$435.8	$595.3	$238.3	$413.2	$651.5
Costs directly associated with the successful acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance contracts are amortized over the period in which premiums are earned. Costs deferred on traditional life insurance products and other long-duration insurance contracts are amortized on a constant level basis over the expected life of the contracts in accordance with the assumptions used to estimate the liability for future policyholder benefits for nonparticipating traditional and limited-payment contracts. The underlying assumptions for deferred policy acquisition costs and the liability for future policyholder benefits are updated concurrently.
The Company did not make any changes to future assumptions for the three months ended March 31, 2024 and 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Receivables from Policyholders - Allowance for Expected Credit Losses
The following tables present the balances of Receivables from Policyholders, net of the allowance for expected credit losses, as of March 31, 2024 and 2023, and a rollforward of changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$12.9	$—	$12.9	$1.0	$13.9
Provision for Expected Credit Losses	6.2	0.1	6.3	0.2	6.5
Write-offs of Uncollectible Receivables from Policyholders	(13.7)	(0.1)	(13.8)	(0.2)	(14.0)
Balance, End of Period	$5.4	$—	$5.4	$1.0	$6.4

Receivable Balance, End of Period	$892.8	$10.5	$903.3	$49.8	$953.1

	Three Months Ended March 31, 2023
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$12.3	$—	$12.3	$0.8	$13.1
Provision for Expected Credit Losses	10.3	0.3	10.6	0.4	11.0
Write-offs of Uncollectible Receivables from Policyholders	(12.0)	(0.3)	(12.3)	(0.5)	(12.8)
Balance, End of Period	$10.6	$—	$10.6	$0.7	$11.3

Receivable Balance, End of Period	$1,232.7	$9.7	$1,242.4	$101.6	$1,344.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the three months ended March 31, 2024 and 2023.

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Income	Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2024	$(530.9)	$(2.5)	$9.5	$2.5	$160.6	(360.8)
Other Comprehensive (Loss) Income Before Reclassifications	(96.1)	1.6	—	—	111.5	17.0
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(2.6), $0.2, $0.1, $0.0, $0.0 and $(2.3)	9.8	(0.2)	(0.8)	—	—	8.8
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $22.7, $0.1, $0.1, $0.0, $(29.6), and $(6.7)	(86.3)	1.4	(0.8)	—	111.5	25.8
Balance as of March 31, 2024	$(617.2)	$(1.1)	$8.7	$2.5	$272.1	$(335.0)

(Dollars in Millions)	Net Unrealized Losses on Other Investments	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2023	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	$(514.9)
Other Comprehensive Income (Loss) Before Reclassifications	147.5	1.4	—	—	(86.7)	62.2
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit (Expense) of $0.0, $0.4, $(0.1), $0.1, $0.0 and $0.4	(0.1)	(1.4)	(0.4)	(0.1)	—	(2.0)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(39.8), $(0.4), $0.0, $0.0, $23.1, and $(17.1)	147.4	—	(0.4)	(0.1)	(86.7)	60.2
Balance as of March 31, 2023	$(572.0)	$(2.2)	$(37.6)	$2.7	$154.4	$(454.7)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Condensed Consolidated Statements of Income (Loss) Line Item Affected by Reclassifications
Net Unrealized Losses on Other Investments and Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Realized Investment Gains and Impairment Losses
Net Unrecognized Postretirement Benefit Income (Costs)	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gain (Loss) on Cash Flow Hedges	Interest and Other Expenses
Note 13 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Shareholders’ Equity (Continued)
share repurchase authorization to approximately $333.3 million. As of March 31, 2024, the remaining share repurchase authorization was $171.6 million under the repurchase program.
During the three months ended March 31, 2024 and 2023, Kemper did not repurchase any of its common stock.
Employee Stock Purchase Plan
During the three months ended March 31, 2024 and 2023, the Company issued 15,000 and 18,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $52.63 and $46.46 per share. Compensation costs charged against income were $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
Note 14 - Policyholder Obligations
Policyholder Obligations at March 31, 2024 and December 31, 2023 were as follows:

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
FHLB Funding Agreements	$563.2	$557.4
Universal Life-type Policyholder Account Balances	97.7	98.3
Total	$660.9	$655.7
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the three months ended March 31, 2024, United Insurance received advances of $25.0 million from the FHLB of Chicago and made repayments of $19.2 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at March 31, 2024 and December 31, 2023 is presented below.

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Liability under Funding Agreements	$563.2	$557.4
Fair Value of Collateral Pledged	712.1	629.3
FHLB of Chicago Common Stock Owned at Cost	16.3	16.6
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of March 31, 2024 and 2023. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $289.2 million and $294.1 million as of March 31, 2024 and December 31, 2023, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts was $97.7 million and $98.2 million as of March 31, 2024 and December 31, 2023, respectively.

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
Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of March 31, 2024 was $424.0 million. There were no outstanding borrowings under the credit agreement at either March 31, 2024 or December 31, 2023.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding at March 31, 2024 and December 31, 2023 was:

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	$449.7	$—
Non-Current:
4.350% Senior Notes due February 15, 2025	—	449.6
2.400% Senior Notes due September 30, 2030	397.1	397.0
3.800% Senior Notes due February 23, 2032	396.1	396.0
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	146.9	146.6
Total Long-term Debt Outstanding	$1,389.8	$1,389.2
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”). Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. As of March 31, 2024, the 2025 Senior Notes have been classified as Current due to the notes reaching maturity within 12 months of the financial statement date.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Debt (Continued)
Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Loss. Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization, reported in Interest and Other Expenses, was $0.1 million for the three months ended March 31, 2024 and 2023. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended March 31, 2025 as interest expense on the debt is recognized.
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. As a requirement of membership in the FHLBs, United Insurance, Trinity, and AAC maintain a certain level of investment in FHLB stock. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at March 31, 2024 or December 31, 2023. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 14, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $14.0 million three months ended March 31, 2024. Interest paid, including facility fees, was $20.0 million for the three months ended March 31, 2024. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $14.1 million for the three months ended March 31, 2023. Interest paid, including facility fees, was $24.8 million for the three months ended March 31, 2023.
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Operating Lease Right-of-Use Assets	$36.1	$38.4
Operating Lease Liabilities	58.3	62.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16 - Leases (Continued)
Lease expenses are primarily included in insurance expenses in the Condensed Consolidated Statements of Income (Loss). Additional information regarding the Company’s operating leases is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Lease Cost:
Operating Lease Cost	$3.9	$4.1
Variable Lease Cost	1.1	0.1
Short-Term Lease Cost[1]	—	—
Total Lease Expense	$5.0	$4.2
Total Lease Cost	$5.0	$4.2
1 Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Significant judgments and assumptions for determining lease asset and liability at March 31, 2024 and 2023 are presented below.

	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Weighted-average Remaining Lease Term - Operating Leases	5.5 years	5.6 years
Weighted-average Discount Rate - Operating Leases	4.3%	3.6%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine its lease payments’ present value.
Future minimum lease payments under operating leases at March 31, 2024 are presented below.

(Dollars in Millions)	March 31, 2024
Remainder of 2024	$15.0
2025	15.7
2026	9.7
2027	7.4
2028	4.7
2029 and Thereafter	15.2
Total Future Payments	$67.7
Less: Discount	9.4
Present Value of Minimum Lease Payments	$58.3
As of March 31, 2024 and December 31, 2023, the Company did not have any finance leases.
Note 17 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018 and 2019. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to December 31, 2024. Tax years 2020, 2021 and 2022 are subject to a statute of three years from the extended due dates of October 15, 2021, 2022 and 2023, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17 - Income Taxes (Continued)
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The interim period tax expense or benefit is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. For the three months ended March 31, 2024 the income tax expense attributable to Kemper Corporation was $16.8 million, or 19.1% of income before income taxes, compared to an income tax benefit of $23.8 million, or 22.9% of loss before income taxes for the three months ended March 31, 2023.
There were no Unrecognized Tax Benefits at March 31, 2024, or December 31, 2023. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax (Expense) Benefit. There were no liabilities for accrued interest and penalties for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024 and 2023, federal income tax refunds received, net of income taxes paid, were $10.4 million and $124.7 million, respectively.
For the three months ended March 31, 2024 and 2023, state income taxes paid, net of refunds received, were negligible. No foreign income taxes were paid or refunded for the three months ended March 31, 2024 and March 31, 2023, respectively.
Note 18 - Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Financial Measures
In this report, the Company presents certain measures of its performance on a consolidated and segment basis that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding for the Company and our investors of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Segment-specific financial measures are calculated using only the portion of consolidated results attributable to that specific segment.
Adjusted Consolidated Net Operating Income (Loss)
The Company believes that the non-GAAP financial measure of Adjusted Consolidated Net Operating Income (Loss) provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. The most directly comparable GAAP financial measure is Net Income (Loss) attributable to Kemper Corporation.
Adjusted Consolidated Net Operating Income (Loss) is an after-tax, non-GAAP financial measure and is computed by excluding from Net Income (Loss) attributable to Kemper Corporation the after-tax impact of
(i) Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment Gains;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Net Income (Loss) attributable to Kemper Corporation. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income (Loss) for the three months ended March 31, 2024 or 2023.
Change in Fair Value of Equity and Convertible Securities, Net Realized Investment Gains and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction Costs, Integration Costs, and Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension Settlement and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Goodwill Impairment Charges are excluded because they are infrequent and non-recurring charges. Non-Core Operations includes the results of our Preferred Insurance business which we expect to fully exit. These results are excluded because they are irrelevant to our ongoing operations and do not qualify for Discontinued Operations under GAAP. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.

Non-GAAP Financial Measures (Continued)
Underlying Losses and Loss Adjustment Expenses (“LAE”) and Underlying Combined Ratio
The following discussion uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure.
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
Summary of Results
Net Income (Loss) attributable to Kemper Corporation was $71.3 million ($1.11 per unrestricted common share) for the three months ended March 31, 2024, compared to Net Loss attributable to Kemper Corporation of $80.1 million ($(1.25) per unrestricted common share) for the same period in 2023.
A reconciliation of Net Income (Loss) attributable to Kemper Corporation to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the three months ended March 31, 2024 and 2023 is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023	Change
Net Income (Loss) attributable to Kemper Corporation	$71.3	$(80.1)	$151.4
Less:
Change in Fair Value of Equity and Convertible Securities	2.7	1.3	1.4
Net Realized Investment Gains	5.2	5.1	0.1
Impairment Losses	(1.2)	1.7	(2.9)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(10.1)	(23.0)	12.9
Non-Core Operations	5.0	(9.5)	14.5
Adjusted Consolidated Net Operating Income (Loss)	$69.7	$(55.7)	$125.4

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Adjusted Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$69.2	$(58.4)	$127.6
Life Insurance	11.9	13.2	(1.3)
Total Segment Adjusted Net Operating Income (Loss)	81.1	(45.2)	126.3
Corporate and Other Adjusted Net Operating Loss	(12.5)	(10.5)	(2.0)
Less: Net (Loss) Income attributable to Noncontrolling Interest	(1.1)	—	(1.1)
Adjusted Consolidated Net Operating Income (Loss)	$69.7	$(55.7)	$125.4

Summary of Results (Continued)
Net Income (Loss) attributable to Kemper Corporation
Net Income (Loss) attributable to Kemper Corporation increased by $151.4 million for the three months ended March 31, 2024, compared to the same period in 2023, due primarily to higher Adjusted Consolidated Net Operating Income (Loss), an increase in net income from Non-Core Operations and lower Acquisition and Disposition Related Transaction, Integration, Restructuring
and Other Costs from the completion of certain strategic initiatives and lower costs in connection with the 2023 cost structure optimization initiatives.

Adjusted Consolidated Net Operating Income (Loss) increased by $125.4 million for the three months ended March 31, 2024, compared to the same period in 2023, due primarily to an improvement in the Specialty Property & Casualty Insurance segment profitability driven by higher average earned premiums per exposure, lower underlying claim frequency and moderating increases in claim severity.
The income from Non-Core Operations increased by $14.5 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an improvement in the underlying combined ratio driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims, lower catastrophe losses and a reduction in prior accident year losses due to normalization of loss patterns.
Corporate and Other Adjusted Net Operating Loss increased for the three months ended March 31, 2024 compared to the same periods in 2023, due primarily to increased overhead expenses.
Revenues
Total Revenues decreased by $151.8 million to $1,143.0 million for the three months ended March 31, 2024, compared to $1,294.8 million for the same period in 2023. The decrease was primarily driven by a reduction in earned premiums.
Earned Premiums decreased by $149.0 million to $1,031.9 million for the three months ended March 31, 2024, compared to $1,180.9 million for the same period in 2023, primarily driven by a $104.2 million decrease from the Specialty Property & Casualty Insurance segment due to continued lower new business volumes resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. The decrease was also due to $42.8 million in lower premiums from our Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the decision to exit and run-off the business as well as ongoing profit improvement actions.
Net Investment Income was $100.4 million for the three months ended March 31, 2024, compared to $101.8 million for the same period in 2023.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Net Premiums Written	$864.6	$1,022.1

Earned Premiums	$840.0	$944.2
Net Investment Income	41.1	38.5
Change in Value of Alternative Energy Partnership Investments	0.3	0.4
Other Income	1.1	0.9
Total Revenues	882.5	984.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	609.0	825.4
Catastrophe Losses and LAE	4.1	8.4
Prior Years:
Non-catastrophe Losses and LAE	5.3	31.6
Catastrophe Losses and LAE	0.7	(0.5)
Total Incurred Losses and LAE	619.1	864.9
Insurance Expenses	176.9	193.8
Segment Adjusted Operating Income (Loss)	86.5	(74.7)
Income Tax (Expense) Benefit	(17.3)	16.3
Total Segment Adjusted Net Operating Income (Loss)	$69.2	$(58.4)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.5%	87.5%
Current Year Catastrophe Losses and LAE Ratio	0.5	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	3.3
Prior Years Catastrophe Losses and LAE Ratio	0.1	(0.1)
Total Incurred Loss and LAE Ratio	73.7	91.6
Insurance Expense Ratio	21.1	20.5
Combined Ratio	94.8%	112.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.5%	87.5%
Insurance Expense Ratio	21.1	20.5
Underlying Combined Ratio	93.6%	108.0%
Non-GAAP Measure Reconciliation
Combined Ratio	94.8%	112.1%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.5	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	3.3
Prior Years Catastrophe Losses and LAE Ratio	0.1	(0.1)
Underlying Combined Ratio	93.6%	108.0%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Insurance Reserves:
Personal Automobile	$1,633.1	$1,711.9
Commercial Automobile	618.1	596.8
Total Insurance Reserves	$2,251.2	$2,308.7

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$965.7	$999.9
Incurred But Not Reported	1,114.8	1,132.8
Total Loss and LAE Reserves	2,080.5	2,132.7
Unallocated LAE Reserves	170.7	176.0
Total Insurance Reserves	$2,251.2	$2,308.7
See MD&A, “Critical Accounting Estimates,” of the 2023 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2024 Compared to the Same Period in 2023
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $69.2 million for the three months ended March 31, 2024, compared to Total Segment Adjusted Net Operating Loss of $58.4 million for the same period in 2023. Segment adjusted net operating results improved by $127.6 million that included a $105.0 million and $22.6 million increase from personal automobile and commercial vehicle insurance, respectively, due primarily to higher average earned premiums per exposure resulting from rate increases, lower underlying claim frequency and moderating increases in claim severity.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $104.2 million for the three months ended March 31, 2024, compared to the same period in 2023, due to continued lower new business volumes resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $2.6 million for the three months ended March 31, 2024, compared to the same period in 2023, due primarily to higher rates on and levels of Short-term Investments.
Incurred losses and LAE were $619.1 million, or 73.7% of earned premiums for the three months ended March 31, 2024, compared to $864.9 million, or 91.6% of earned premiums, for the same period in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio and lower adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 72.5% for the three months ended March 31, 2024, an improvement of 15.0 percentage points, compared to the same period in 2023, driven by higher average earned premium per exposure (25.6% increase year over year) resulting from rate increases and lower underlying claims frequency, partially offset by moderating higher claims average severity trends from elevated inflation. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $6.0 million for the three months ended March 31, 2024, compared to adverse development of $31.1 million for the same period in 2023, an improvement of $25.1 million due primarily to normalization in loss patterns. Catastrophe losses and LAE (excluding reserve development) were $4.1 million for the

Specialty Property & Casualty Insurance (Continued)
three months ended March 31, 2024 compared to $8.4 million for the same period in 2023, an improvement of $4.3 million due to lower wind and hail losses.
Insurance Expenses were $176.9 million, or 21.1% of earned premiums, for the three months ended March 31, 2024, compared to $193.8 million, or 20.5% of earned premiums for the same period in 2023. Insurance Expenses decreased $16.9 million due to lower new business volumes as discussed above. As a percentage of earned premiums, Insurance Expenses increased 0.6% as earned premium decreases outpaced expense decreases.
The Specialty Property & Casualty Insurance segment’s first quarter of 2024 effective income tax rate was 19.9% compared to 21.9% for the same period in 2023. The effective income tax rate for the first quarters of 2024 and 2023 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The decrease in the effective tax rate from the first quarter of 2023 is due primarily to an increased benefit from tax preferred investment income.
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Net Premiums Written	$672.5	$842.4
Earned Premiums	$675.3	$787.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$485.7	$697.6
Catastrophe Losses and LAE	3.5	7.7
Prior Years:
Non-catastrophe Losses and LAE	6.5	23.4
Catastrophe Losses and LAE	0.6	(0.5)
Total Incurred Losses and LAE	$496.3	$728.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.9%	88.5%
Current Year Catastrophe Losses and LAE Ratio	0.5	1.0
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	3.0
Prior Years Catastrophe Losses and LAE Ratio	0.1	(0.1)
Total Incurred Loss and LAE Ratio	73.5%	92.4%
Insurance Expense Ratio	21.6%	20.6%
Combined Ratio	95.1%	113.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	71.9%	88.5%
Insurance Expense Ratio	21.6	20.6
Underlying Combined Ratio	93.5%	109.1%
Non-GAAP Measure Reconciliation
Combined Ratio	95.1%	113.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.5	1.0
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	3.0
Prior Years Catastrophe Losses and LAE Ratio	0.1	(0.1)
Underlying Combined Ratio	93.5%	109.1%

Specialty Property & Casualty Insurance (Continued)
Three Months Ended March 31, 2024 Compared to the Same Period in 2023
Earned Premiums on personal automobile insurance decreased by $112.6 million for the three months ended March 31, 2024, compared to the same period in 2023, due to continued lower new business volumes driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $496.3 million, or 73.5% of earned premiums for the three months ended March 31, 2024, compared to $728.2 million, or 92.4% of earned premiums, for the same period in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio and lower adverse prior year development. Underlying losses and LAE as a percentage of related earned premiums were 71.9% for the three months ended March 31, 2024, compared to 88.5% for the same period in 2023, an improvement of 16.6 percentage points driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims. Adverse loss and LAE reserve development was $7.1 million for the three months ended March 31, 2024, compared to adverse development of $22.9 million for the same period in 2023, an improvement of $15.8 million due primarily to normalization of loss patterns. Catastrophe losses and LAE (excluding reserve development) were $3.5 million for the three months ended March 31, 2024, compared to $7.7 million for the same period in 2023, an improvement of $4.2 million mainly due to lower wind and hail losses.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Net Premiums Written	$192.1	$179.7
Earned Premiums	$164.7	$156.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$123.3	$127.8
Catastrophe Losses and LAE	0.6	0.7
Prior Years:
Non-catastrophe Losses and LAE	(1.2)	8.2
Catastrophe Losses and LAE	0.1	—
Total Incurred Losses and LAE	$122.8	$136.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	74.8%	81.9%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.7)	5.2
Prior Years Catastrophe Losses and LAE Ratio	0.1	—
Total Incurred Loss and LAE Ratio	74.6%	87.5%
Insurance Expense Ratio	19.0%	20.3%
Combined Ratio	93.6%	107.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	74.8%	81.9%
Insurance Expense Ratio	19.0	20.3
Underlying Combined Ratio	93.8%	102.2%
Non-GAAP Measure Reconciliation
Combined Ratio	93.6%	107.8%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.4	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.7)	5.2
Prior Years Catastrophe Losses and LAE Ratio	0.1	—
Underlying Combined Ratio	93.8%	102.2%
Three Months Ended March 31, 2024 Compared to the Same Period in 2023
Earned Premiums from commercial automobile insurance increased by $8.4 million for the three months ended March 31, 2024, compared to the same period in 2023, due primarily to higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $122.8 million, or 74.6% of earned premiums in 2024, compared to $136.7 million, or 87.5% of earned premiums in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss ratio and lower adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 74.8% for the three months ended March 31, 2024, compared to 81.9% during the same time period in 2023, an improvement of 7.1 percentage points due primarily to higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims. Favorable loss and LAE reserve development was $1.1 million for the three months ended March 31, 2024, compared to adverse development of $8.2 million for the same period in 2023, an improvement of $9.3 million due primarily to normalization of loss patterns.

Life Insurance
Selected financial information for the Life Insurance segment is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Earned Premiums (Changes in Deferred Profit Liability for the Three Months Ended: 2024 - $19.7; 2023 - $19.2)	$97.3	$99.3
Net Investment Income	44.3	49.8
Change in Value of Alternative Energy Partnership Investments	0.1	0.2
Other Income (Loss)	0.2	(0.4)
Total Revenues	141.9	148.9
Policyholders’ Benefits and Incurred Losses and LAE (Changes in Liability for Future Policyholder Benefits for the Three Months Ended: 2024 - $6.0 ; 2023 - $1.9)	63.0	69.9
Insurance Expenses	64.9	64.2
Segment Adjusted Operating Income	14.0	14.8
Income Tax Expense	(2.1)	(1.6)
Total Segment Adjusted Net Operating Income	$11.9	$13.2
Insurance Reserves

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Insurance Reserves:
Future Policyholder Benefits	$3,248.8	$3,375.6
Incurred Losses and LAE Reserves:
Life	40.7	42.1
Accident and Health	4.7	4.7
Property	2.5	2.9
Total Incurred Losses and LAE Reserves	47.9	49.7
Total Insurance Reserves	$3,296.7	$3,425.3
Overall
Three Months Ended March 31, 2024 Compared to the Same Period in 2023
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $11.9 million for the three months ended March 31, 2024, compared to $13.2 million for the same period in 2023. The decrease in segment net operating results was primarily due to a reduction in net investment income, partially offset by changes in mortality experience from life insurance products.
Earned Premiums decreased $2.0 million for the three months ended March 31, 2024, compared to the same period in 2023, due primarily to lower volume on life insurance.
Net investment income decreased by $5.5 million for the three months ended March 31, 2024, compared to the same period in 2023, due to lower levels of fixed income securities and Company-Owned Life Insurance.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $6.9 million for the three months ended March 31, 2024, compared to the same period in 2023, due to changes in mortality experience in life insurance products.
The Life Insurance segment’s first quarter 2024 effective income tax rate was 15.2% compared to 11.7% for the same period in 2023. The effective income tax rate for the first quarters of 2024 and 2023 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The increase in the effective tax rate from the first quarter of 2023 is due primarily to a decreased benefit from tax preferred investment income.

Investment Results
Net Investment Income
Net Investment Income for the three months ended March 31, 2024 and 2023 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Investment Income:
Interest on Fixed Income Securities[1,2]	$79.8	$81.5
Dividends on Equity Securities Excluding Alternative Investments	2.8	1.0
Alternative Investments:
Equity Method Limited Liability Investments	(2.1)	1.1
Limited Liability Investments Included in Equity Securities	3.4	2.6
Total Alternative Investments	1.3	3.7
Short-term Investments	7.3	2.3
Loans to Policyholders	5.2	5.4
Real Estate	2.3	2.4
Company-Owned Life Insurance	7.1	8.8
Other	2.5	3.0
Total Investment Income	108.3	108.1
Investment Expenses:
Real Estate	2.2	2.1
Other Investment Expenses[1,2]	5.7	4.2
Total Investment Expenses	7.9	6.3
Net Investment Income	$100.4	$101.8

1In the first quarter of 2024, the Company changed its presentation of the details of investment performance to report interest expense incurred on Federal Home Loan Bank ("FHLB") borrowings as an offset to interest on fixed income securities since FHLB borrowings are used for spread lending purposes. The interest expense incurred on FHLB borrowings was previously reported within Other Investment Expenses. The prior period amounts presented above have been updated to reflect this change in presentation.

[2]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $5.2 million and $4.7 million, for the three months ended March 31, 2024 and 2023, respectively.
Net Investment Income was $100.4 million and $101.8 million for the three months ended March 31, 2024 and 2023, respectively. Net Investment Income decreased by $1.4 million in 2024 due primarily to lower returns from equity method limited liability investments, lower levels of fixed income securities and a reduction in income from investments in company owned life insurance partially offset by an increase in income from higher rates on and levels of short-term investments.
Income and distributions on alternative investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Investment Results (Continued)
Total Comprehensive Investment (Losses) Gains
The components of Total Comprehensive Investment (Losses) Gains for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Recognized in Condensed Consolidated Statements of Income (Loss):
Change in Fair Value of Equity and Convertible Securities	$3.4	$1.7
Gains on Sales	16.9	1.3
Losses on Sales	(2.4)	(3.3)
(Losses) Gains on Hedging Activity	(7.9)	8.4
Impairment Losses	(1.4)	2.1
Net Gains Recognized in Condensed Consolidated Statements of Income (Loss)	8.6	10.2
Recognized in Other Comprehensive Income	(106.7)	179.8
Total Comprehensive Investment (Losses) Gains	$(98.1)	$190.0
Total Comprehensive Investment Losses were $98.1 million for the three months ended March 31, 2024, compared to Total Comprehensive Investment Gains of $190.0 million for the three months ended March 31, 2023. The decrease of $288.1 million in comprehensive investment results was primarily due to an increase in the Company’s unrealized loss position on the fixed income securities portfolio in the first quarter of 2024 as compared to a decrease in the Company's unrealized loss position on the fixed income securities portfolio in the first quarter of 2023.
Change in Fair Value of Equity and Convertible Securities
The components of Change in Fair Value of Equity and Convertible Securities for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Preferred Stocks	$0.2	$0.1
Common Stocks	0.1	(0.5)
Other Equity Interests:
Exchange Traded Funds	—	0.1
Limited Liability Companies and Limited Partnerships	3.1	1.7
Total Other Equity Interests	3.1	1.8
Change in Fair Value of Equity Securities	3.4	1.4
Change in Fair Value of Convertible Securities	—	0.3
Change in Fair Value of Equity and Convertible Securities	$3.4	$1.7

Investment Results (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Investment Gains for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Fixed Maturities:
Gains on Sales	$12.8	$1.1
Losses on Sales	(2.3)	(3.3)
(Losses) Gains on Hedging Activity	(7.9)	8.4
Equity Securities:
Gains on Sales	4.1	—
Losses on Sales	(0.1)	—
Other:
Gains on Sales	—	0.2
Net Realized Investment Gains	$6.6	$6.4

Gross Gains on Sales	$16.9	$1.3
Gross Losses on Sales	(2.4)	(3.3)
(Losses) Gains on Hedging Activity	(7.9)	8.4
Net Realized Investment Gains	$6.6	$6.4
Fixed Maturities
Net realized gains and losses on sales of fixed maturities for the three months ended March 31, 2024 and 2023 primarily relate to normal portfolio management. The net realized gains and losses on hedging activity for the three months ended March 31, 2024 and 2023 are related to treasury futures that did not qualify for hedge accounting treatment.
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of Income (Loss) in the period that the declines are evaluated. Conversely, an increase in the fair value or disposal of an investment with a previously established credit allowance will result in the reversal of impairment losses reported in the Condensed Consolidated Statements of Income (Loss) in the period.
The components of Impairment Losses in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended
	Mar 31, 2024		Mar 31, 2023
(Dollars in Millions)	Amount	Number of Issuers	Amount[2]	Number of Issuers
Fixed Maturities	$(1.0)	16	$2.1	14
Equity Securities at Modified Cost	(0.4)	1	—	—
Other	(0.1)	7	—	—
Impairment Losses[1]	$(1.5)		$2.1
1 Includes losses from intent-to-sell securities and direct write-down securities of $1.5 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
2This amount was primarily related to a reversal on a previously impaired security.

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At March 31, 2024, approximately 95.8% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2024 and December 31, 2023:

(Dollars in Millions)		Mar 31, 2024			Dec 31, 2023
NAIC Rating	Rating	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
1	AAA, AA, A	$5,478.9	$4,884.1	72.1%	$5,471.8	$4,962.0	72.1%
2	BBB	1,779.4	1,604.4	23.7	1,803.7	1,657.3	24.1
3-4	BB, B	241.1	225.5	3.3	227.1	204.4	3.0
5-6	CCC or Lower	62.6	57.6	0.9	63.2	58.2	0.8
Total Investments in Fixed Maturities		$7,562.0	$6,771.6	100.0%	$7,565.8	$6,881.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $19.4 million and $25.5 million at March 31, 2024 and December 31, 2023, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2024 and December 31, 2023:

	Mar 31, 2024		Dec 31, 2023
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$488.4	5.6%	$511.5	5.7%
States and Political Subdivisions:
Revenue Bonds	1,193.3	13.6	1,235.2	13.9
States	95.5	1.1	99.8	1.1
Political Subdivisions	67.1	0.8	66.9	0.8
Foreign Governments	4.6	0.1	3.8	—
Total Investments in Governmental Fixed Maturities	$1,848.9	21.2%	$1,917.2	21.5%

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2024 and December 31, 2023.

	Mar 31, 2024		Dec 31, 2023
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,084.8	23.8%	$2,070.5	23.3%
Manufacturing	1,064.8	12.1	1,077.6	12.1
Transportation, Communication and Utilities	816.5	9.3	807.3	9.1
Services	620.0	7.1	639.4	7.2
Mining	165.0	1.9	174.3	2.0
Retail Trade	131.3	1.5	156.0	1.8
Construction	6.2	0.1	4.4	—
Other	34.1	0.4	35.2	0.4
Total Investments in Non-governmental Fixed Maturities	$4,922.7	56.2%	$4,964.7	55.9%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amounts invested at March 31, 2024.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	691	$1,420.8
$5 -$10	187	1,390.0
$10 - $20	103	1,409.1
$20 - $30	21	491.1
Greater Than $30	6	211.7
Total	1,008	$4,922.7
The Company’s short-term investments primarily consist of money market funds and short-term bonds. At March 31, 2024, the Company had $226.6 million invested in money market funds, which primarily invest in U.S. Treasury securities and $294.1 million invested in U.S. Treasury bills and short-term bonds.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investment, at March 31, 2024:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$133.5	1.5%
Texas	113.3	1.3
Michigan	78.9	0.9
New York	76.7	0.9
Georgia	72.4	0.8
Louisiana	60.0	0.7
Pennsylvania	57.5	0.7
Florida	55.2	0.6
Colorado	48.2	0.5
Missouri	39.4	0.4
Total	$735.1	8.3%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost, depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2024 and December 31, 2023 is presented below.

(Dollars in Millions)	Unfunded Commitment	Reported Value
Asset Class	Mar 31, 2024	Mar 31, 2024	Dec 31, 2023
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$42.6	$123.2	$125.4
Senior Debt	39.5	19.2	19.0
Secondary Transactions	1.6	6.8	7.9
Leveraged Buyout	0.6	8.5	8.6
Real Estate	—	42.0	41.9
Distressed Debt	—	6.1	7.9
Growth Equity	—	0.8	1.2
Hedge Fund	—	0.1	0.1
Other	0.2	8.5	9.7
Total Equity Method Limited Liability Investments	84.5	215.2	221.7

Alternative Energy Partnership Investments	—	17.2	17.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	66.3	127.7	124.0
Distressed Debt	13.0	12.9	12.4
Senior Debt	10.8	24.7	24.8
Leveraged Buyout	9.5	19.7	19.0
Growth Equity	6.5	6.3	6.4
Secondary Transactions	3.1	2.7	2.8
Real Estate	0.2	0.1	0.1
Hedge Funds	—	—	1.9
Other	—	—	—
Total Reported as Other Equity Interests at Fair Value	109.4	194.1	191.4
Reported as Equity Securities at Modified Cost:
Other	—	4.6	4.8
Total Reported as Equity Securities at Modified Cost	—	4.6	4.8
Total Investments in Limited Liability Companies and Limited Partnerships	$193.9	$431.1	$435.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Insurance Expenses:
Commissions	$139.9	$166.9
General Expenses	85.3	94.2
Taxes, Licenses and Fees	19.1	23.6
Total Costs Incurred	244.3	284.7
Net Policy Acquisition Costs Deferred	(4.1)	(15.9)
Amortization of Value of Business Acquired (“VOBA”)	0.5	0.5
Insurance Expenses	240.7	269.3
Interest and Other Expenses:
Interest Expense	14.0	14.1
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	12.8	29.1
Other	32.9	34.2
Other Expenses	45.7	63.3
Interest and Other Expenses	59.7	77.4
Total Expenses	$300.4	$346.7
Insurance Expenses
Insurance Expenses were $240.7 million for the three months ended March 31, 2024, compared to $269.3 million for the same period in 2023. Insurance Expenses decreased by $28.6 million in 2024 due primarily to lower expenses from less business being written.
Other Expenses
Other Expenses decreased by $17.6 million for the three months ended March 31, 2024, compared to the same period in 2023, due primarily to lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs from the completion of certain strategic initiatives and lower costs in connection with the 2023 cost structure optimization initiatives. These expenses for the three months ended March 31, 2024 were primarily driven by $12.1 million of integration expenses due to continued investments in information technology. These expenses for the three months ended March 31, 2023, were primarily driven by $19.5 million of integration expenses due to continued investments in information technology, $3.2 million of real estate exit costs resulting from impairments on operating leases and $2.8 million of accrued severance.
Income Taxes
The federal corporate statutory income tax rate was 21% for the three months ended March 31, 2024 and March 31, 2023. The Company’s effective income tax rate, which was 19.1% and 22.9% for the three months ended March 31, 2024 and 2023, respectively, differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, (5) a permanent difference associated with nondeductible executive compensation, (6) impact of deferred taxes in foreign jurisdictions, and (7) a change in valuation allowance.
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

Income Taxes (Continued)
The Inflation Reduction Act (the "Law") was signed into law on August 16, 2022 and became generally effective on January 1, 2023. Included in the provisions of the Law are various changes to the tax code, including the establishment of a Corporate Alternative Minimum Tax (“CAMT”). The Company, at this time, is not subject to the CAMT.
Tax-exempt investment income and dividends received deductions were $5.8 million for the three months ended March 31, 2024, compared to $7.7 million for the same period in 2023.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $7.1 million for the three months ended March 31, 2024, compared to $8.9 million for the same period in 2023.
The Company realized investment tax credits and other federal income tax credits of $0.3 million for the three months ended March 31, 2024, compared to recaptured investment tax credits and other federal tax credits of $0.1 million for the same period in 2023.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.7 million lower than the amount that would be deductible under the IRC for the three months ended March 31, 2024, compared to the amount of expense recognized for long-term equity-based compensation expense under GAAP not differing from the amount that would be deductible under the IRC for the same period in 2023.
The amount of nondeductible executive compensation was $4.2 million for the three months ended March 31, 2024, compared to $4.9 million for the same period in 2023.
As a result of recently enacted tax legislation in foreign jurisdictions in which the Company operates, a tax benefit of $12.8 million was recorded for the three months ended March 31, 2024. No tax expense or benefit was recorded for the same period in 2023.
The Company recorded a increase in valuation allowance of $12.8 million for the three months ended March 31, 2024, for those foreign deferred tax assets it determined were not more-likely-than-not to be realized. No valuation allowance was recorded for the same period in 2023.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to March 31, 2024.
There were no adoptions of such accounting pronouncements during the three months ended March 31, 2024 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of March 31, 2024 was $424.0 million. There were no outstanding borrowings under the credit agreement on either March 31, 2024 or December 31, 2023.

Liquidity and Capital Resources (Continued)
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding on March 31, 2024 and December 31, 2023 was:

(Dollars in Millions)	Mar 31, 2024	Dec 31, 2023
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	$449.7	$—
Non-Current:
4.350% Senior Notes due February 15, 2025	—	449.6
2.400% Senior Notes due September 30, 2030	397.1	397.0
3.800% Senior Notes due February 23, 2032	396.1	396.0
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	146.9	146.6
Total Long-term Debt Outstanding	$1,389.8	$1,389.2
See Note 15, “Debt,” to the Condensed Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and AAC are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. As a requirement of membership in the FHLB, United Insurance, Trinity and AAC must maintain certain levels of investment in FHLB common stock and additional amounts based on the level of outstanding borrowings. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $16.3 million and $16.6 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of FHLB of Dallas common stock was $3.6 million and $3.6 million at March 31, 2024 and December 31, 2023, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first three months of 2024, United Insurance received advances of $25.0 million from the FHLB of Chicago and made repayments of $19.2 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $563.2 million at March 31, 2024. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $712.1 million at March 31, 2024. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 14, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company did not repurchase any of its common stock for the three months ended March 31, 2024 or 2023, respectively. As of March 31, 2024, the remaining share repurchase authorization was $171.6 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.

Liquidity and Capital Resources (Continued)
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.31 per common share in the first quarter of 2024. Dividends and dividend equivalents paid were $19.5 million for the three months ended March 31, 2024.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based insurance subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries did not pay any dividends to Kemper during the first three months of 2024. Kemper’s US based insurance subsidiaries capacity to pay without prior regulatory approval is estimated to be zero as of the filing date.
Sources and Uses of Funds
The Company directly held cash and investments totaling $395.6 million at March 31, 2024, compared to $464.5 million at December 31, 2023.
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
Information about the Company’s cash flows for three months ended March 31, 2024 and 2023 is presented below.

(Dollars in Millions)	Mar 31, 2024	Mar 31, 2023
Net Cash Provided by Operating Activities	$43.0	$5.2
Net Cash Provided by (Used in) Investing Activities	39.3	(138.2)
Net Cash Used in Financing Activities	(19.7)	(18.8)
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Provided by Operating Activities
Net cash provided by Operating Activities was $43.0 million for the three months ended March 31, 2024, compared to $5.2 million for the same period in 2023. The increase in cash provided by Operating Activities was primarily due to the impact of rate increases on premium collections as well as lower frequency and timing of paid claims within our Property and Casualty operations. Additionally, cash from operations for 2023 included a $124.7 million federal income tax refund received.

Liquidity and Capital Resources (Continued)
Net Cash Provided by (Used in) Investing Activities
Net cash provided by Investing Activities for the three months ended March 31, 2024 was $39.3 million, compared to net cash used of $138.2 million for the same period in 2023. The increase in cash provided by Investing Activities was primarily driven by the ongoing management of our investment portfolio that was impacted by timing of claim payments from our Property and Casualty operations.
Net Cash Used in Financing Activities
Net cash used in Financing Activities for the three months ended March 31, 2024 was $19.7 million, compared to net cash used of $18.8 million for the same period in 2023, an increase of $0.9 million.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of life insurance reserves, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, and the recoverability of deferred tax assets. The Company’s critical accounting policies are described in the MD&A included in the 2023 Annual Report. There have been no material changes to the information disclosed in the 2023 Annual Report with respect to these critical accounting estimates and the Company’s significant accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk of Part II of the 2023 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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

Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 18, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2023 Annual Report. Readers are also advised to consider other factors not presently known by, or considered material to, the Company that could materially affect the Company’s business, financial condition and results of operations, along with other information disclosed in the 2023 Annual Report and this Quarterly Report on Form 10-Q, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1 of the 2023 Annual Report and on page 1 of this Quarterly Report on Form 10-Q, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the quarter ended March 31, 2024, Kemper did not repurchase any shares. As of March 31, 2024, the remaining share repurchase authorization was $171.6 million under the repurchase program.
All purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Securities Trading Plans of Executive Officers and Directors
The Company’s Insider Trading Policy permits executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2024, none of the Company’s executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Separation and Release Agreement	8-K	001-18298	10.1	January 25, 2024
10.2	Form of Restricted Stock Unit Award Agreement (ELT Retention) as of February 6, 2024 under the 2023 Omnibus Plan					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	May 1, 2024	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2024	/s/ BRADLEY T. CAMDEN
Bradley T. Camden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2024	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)