Form 10-Q
period 2024-09-30
KEMPER Corp
filed 2024-10-30
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 9/30/2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
64,045,475 shares of common stock, $0.10 par value, were outstanding as of October 28, 2024.

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
•Increased costs required to address new legal and regulatory requirements; liabilities, costs and other impacts arising from investigations or developments related to cybersecurity, privacy and data governance, including, without limitation, cyber incidents that have occurred or may occur;
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
•The impact of inflation on insurance claims, including, but not limited to, the effects on material costs, the effects on personal injury claims of increasing medical costs and the severity of claims resulting from a catastrophe;

•The effects on property claims attributed to supply chain disruption and scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;
•The rising costs of insurance claims from increased and more targeted litigation, higher jury awards, broader definitions of liability, and other effects of legal and societal trends referred to as legal system abuse or social inflation;
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
•Difficulties with technology, data and network security (including as a result of cyber attacks that have occurred or may occur), outsourcing relationships or cloud-based technology that could negatively impact the Company’s ability to conduct business, a heightened risk when substantial numbers of employees utilize work from home arrangements;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Revenues:
Earned Premiums (Changes in Deferred Profit Liability for the Three Months Ended: 2024 - $16.4; 2023 - $15.9 and Nine Months Ended: 2024 - $52.8; 2023 - $51.6)	$1,068.5	$1,117.8	$3,134.1	$3,465.6
Net Investment Income	111.1	107.0	304.5	315.1
Change in Value of Alternative Energy Partnership Investments	0.5	0.8	1.5	2.3
Other Income	2.2	2.4	6.4	5.3
Change in Fair Value of Equity and Convertible Securities	(2.3)	2.8	(0.1)	6.9
Net Realized Investment Gains (Losses)	1.1	(30.3)	9.2	(38.3)
Impairment Losses	(2.2)	(1.1)	(3.8)	0.1
Total Revenues	1,178.9	1,199.4	3,451.8	3,757.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses (Changes in Liability for Future Policyholder Benefits for the Three Months Ended: 2024 - $0.3; 2023 - $6.1 and Nine Months Ended: 2024 - $7.9; 2023 - $8.6)	769.3	975.2	2,269.7	3,011.9
Insurance Expenses	254.3	259.0	739.3	794.4
Interest and Other Expenses	64.6	156.0	173.6	311.7
Goodwill Impairment	—	—	—	49.6
Total Expenses	1,088.2	1,390.2	3,182.6	4,167.6
Income (Loss) before Income Taxes	90.7	(190.8)	269.2	(410.6)
Income Tax (Expense) Benefit	(18.5)	44.4	(52.4)	87.0
Net Income (Loss)	72.2	(146.4)	216.8	(323.6)
Less: Net Loss attributable to Noncontrolling Interest	(1.5)	(0.1)	(3.6)	(0.1)
Net Income (Loss) attributable to Kemper Corporation	$73.7	$(146.3)	$220.4	$(323.5)

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
Basic	$1.15	$(2.28)	$3.43	$(5.05)
Diluted	$1.14	$(2.28)	$3.40	$(5.05)
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net Income (Loss)	$72.2	$(146.4)	$216.8	$(323.6)

Other Comprehensive Income Before Income Taxes
Changes in Unrealized Holding Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	286.6	(327.9)	98.4	(223.9)
Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	—	(1.5)	(1.7)	(1.6)
Change in Unrecognized Postretirement Benefit Costs	(0.7)	61.4	(2.4)	60.3
Gain (Loss) on Cash Flow Hedges	4.9	—	1.3	(0.1)
Change in Discount Rate on Future Life Policyholder Benefits	(209.1)	276.8	40.8	217.6
Other Comprehensive Income Before Income Taxes	81.7	8.8	136.4	52.3
Other Comprehensive Income Tax Expense	(16.9)	(1.4)	(28.1)	(10.8)
Other Comprehensive Income, Net of Taxes	64.8	7.4	108.3	41.5
Total Comprehensive Income (Loss)	137.0	(139.0)	325.1	(282.1)

Less: Net Loss attributable to Noncontrolling Interest	(1.5)	(0.1)	(3.6)	(0.1)
Less: Other Comprehensive Income attributable to Noncontrolling Interest	—	—	—	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(1.5)	(0.1)	(3.6)	(0.1)

Comprehensive Income (Loss) attributable to Kemper Corporation	$138.5	$(138.9)	$328.7	$(282.0)
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2024	Dec 31, 2023
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2024 - $7,459.4; 2023 - $7,565.8 Allowance for Credit Losses: 2024 - $9.5; 2023 - $8.2)	$6,872.0	$6,881.9
Equity Securities at Fair Value (Cost: 2024 - $204.1; 2023 - $209.3)	228.3	225.8
Equity Method Limited Liability Investments	202.6	221.7
Alternative Energy Partnership Investments	17.4	17.3
Short-term Investments at Cost which Approximates Fair Value	696.9	520.9
Company-Owned Life Insurance	533.0	513.5
Loans to Policyholders	280.3	281.2
Other Investments	206.5	241.9
Total Investments	9,037.0	8,904.2
Cash	56.9	64.1
Receivables from Policyholders (Allowance for Credit Losses: 2024 - $3.6; 2023 - $13.9)	982.8	959.5
Other Receivables	202.1	200.5
Deferred Policy Acquisition Costs	621.3	591.6
Goodwill	1,250.7	1,250.7
Current Income Tax Assets	68.8	64.5
Deferred Income Tax Assets	150.5	210.4
Other Assets	468.9	492.6
Assets of Consolidated Variable Interest Entity
Fixed Maturities at Fair Value (Amortized Cost: 2024 - $1.7; 2023 - $1.7 Allowance for Credit Losses: 2024 - $—; 2023 - $—)	1.7	1.7
Short-term Investments at Cost which Approximates Fair Value	24.0	2.0
Receivables from Policyholders (Allowance for Credit Losses: 2024 - $—; 2023 - $—)	6.6	0.7
Deferred Policy Acquisition Costs	0.7	0.1
Deferred Income Tax Assets	1.0	—
Other Assets	—	0.1
Total Assets	$12,873.0	$12,742.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2024	Dec 31, 2023

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,425.8	$3,422.4
Property and Casualty	2,586.9	2,680.5
Total Insurance Reserves	6,012.7	6,102.9
Unearned Premiums	1,290.3	1,300.8
Policyholder Obligations	618.3	655.7
Deferred Income Tax Liabilities	67.1	50.6
Accrued Expenses and Other Liabilities	709.5	737.7
Long-term Debt, Current, at Amortized Cost (Fair Value: 2024 - $448.0; 2023 - $—)	449.9	—
Long-term Debt, Non-Current, at Amortized Cost (Fair Value: 2024 - $850.3; 2023 - $1,213.4)	941.0	1,389.2
Liabilities of Consolidated Variable Interest Entity
Insurance Reserves	5.3	—
Unearned Premiums	8.1	0.5
Accrued Expenses and Other Liabilities	0.4	0.3
Total Liabilities	10,102.6	10,237.7
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 64,043,801 Shares Issued and Outstanding at September 30, 2024 and 64,111,555 Shares Issued and Outstanding at December 31, 2023	6.4	6.4
Paid-in Capital	1,858.0	1,845.3
Retained Earnings	1,161.4	1,014.3
Accumulated Other Comprehensive Loss	(252.5)	(360.8)
Total Kemper Corporation Shareholders’ Equity	2,773.3	2,505.2
Noncontrolling Interest	(2.9)	(0.2)
Total Shareholders’ Equity	2,770.4	2,505.0
Total Liabilities and Shareholders’ Equity	$12,873.0	$12,742.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$216.8	$(323.6)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Net Realized Investment (Gains) Losses	(9.2)	38.3
Impairment Losses	3.8	(0.1)
Depreciation and Amortization of Property, Equipment and Software	33.3	39.1
Amortization of Intangibles Assets Acquired	7.5	11.0
Settlement Related to Defined Benefit Pension Plan	(2.6)	70.2
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	24.7	(2.9)
Change in Value of Alternative Energy Partnership Investments	(1.5)	(2.3)
Change in Fair Value of Equity and Convertible Securities	0.1	(6.9)
Goodwill Impairment	—	49.6
Changes in:
Receivables from Policyholders	(28.4)	184.0
Reinsurance Recoverables	4.6	11.6
Deferred Policy Acquisition Costs	(30.3)	13.4
Insurance Reserves	(43.1)	7.9
Unearned Premiums	(2.9)	(219.3)
Income Taxes	42.5	27.5
Other Assets and Liabilities	(7.5)	(2.0)
Net Cash Provided by (Used in) Operating Activities	207.8	(104.5)
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	929.2	529.8
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	15.8	73.9
Mortgage Loans	96.5	68.9
Other Investments	10.9	11.2
Purchases of Investments:
Fixed Maturities	(792.2)	(362.7)
Equity Securities	(12.1)	(40.1)
Real Estate Investments	(0.9)	(0.8)
Mortgage Loans	(87.8)	(76.6)
Other Investments	(40.7)	(15.9)
Net Purchases of Short-term Investments	(184.1)	(136.5)
Acquisition of Software and Long-lived Assets	(43.5)	(39.1)
Settlement Proceeds from Company-Owned Life Insurance	6.2	102.2
Other	13.1	(9.1)
Net Cash (Used in) Provided by Investing Activities	(89.6)	105.2
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
Net Cash (Used in) Provided by Investing Activities (Carryforward from page 8)	(89.6)	105.2
Cash Flows from Financing Activities:
Proceeds from Policyholder Contract Obligations	62.8	123.3
Repayment of Policyholder Contract Obligations	(100.6)	(168.4)
Proceeds from Shares Issued under Employee Stock Purchase Plan	2.9	3.3
Common Stock Repurchases	(25.0)	—
Dividends Paid	(60.1)	(59.8)
Other	(5.4)	0.9
Net Cash Used in Financing Activities	(125.4)	(100.7)

Net increase (decrease) in cash[1]	(7.2)	(100.0)
Cash, Beginning of Year[1]	64.1	212.4
Cash, End of Period[1]	$56.9	$112.4
[1]Includes amounts attributable to Kemper Reciprocal reported as non-controlling interest.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
Cash (paid) received during the year for:
Interest	$(52.0)	$(47.2)
Taxes	(10.5)	113.5
Operating Leases	(16.4)	(19.6)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$8.5	$6.6

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2024	64.4	$6.4	$1,860.9	$1,121.2	$(317.3)	$(1.9)	$2,669.3
Net Income	—	—	—	73.7	—	(1.5)	72.2
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	64.8	—	64.8
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.3)	—	—	(20.3)
Repurchases of Common Stock (Note 13)	(0.4)	—	(11.8)	(13.2)	—	—	(25.0)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	0.9	—	—	—	0.9
Equity-based Compensation Cost	—	—	7.6	—	—	—	7.6
Equity-based Awards, Net of Shares Exchanged	—	—	0.4	—	—	—	0.4
Other Changes in Non-Controlling Interest	—	—	—	—	—	0.5	0.5
Balance, September 30, 2024	64.0	$6.4	$1,858.0	$1,161.4	$(252.5)	$(2.9)	$2,770.4

	Three Months Ended September 30, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2023	64.0	$6.4	$1,837.6	$1,149.0	$(480.8)	$—	$2,512.2
Net Loss	—	—	—	(146.3)	—	(0.1)	(146.4)
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	7.4	—	7.4
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.2)	—	—	(20.2)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	0.1	—	1.0	—	—	—	1.0
Equity-based Compensation Cost	—	—	7.3	—	—	—	7.3
Equity-based Awards, Net of Shares Exchanged	—	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2023	64.1	$6.4	$1,845.9	$982.4	$(473.4)	$(0.1)	$2,361.2
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2024
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2023	64.1	$6.4	$1,845.3	$1,014.3	$(360.8)	$(0.2)	$2,505.0
Net Income	—	—	—	220.4	—	(3.6)	216.8
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	108.3	—	108.3
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(60.1)	—	—	(60.1)
Repurchases of Common Stock (Note 13)	(0.4)	—	(11.8)	(13.2)	—	—	(25.0)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	2.9	—	—	—	2.9
Equity-based Compensation Cost	—	—	27.1	—	—	—	27.1
Equity-based Awards, Net of Shares Exchanged	0.3	—	(5.5)	—	—	—	(5.5)
Other Changes in Non-Controlling Interest	—	—	—	—	—	0.9	0.9
Balance, September 30, 2024	64.0	$6.4	$1,858.0	$1,161.4	$(252.5)	$(2.9)	$2,770.4

	Nine Months Ended September 30, 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$—	$2,670.6
Net Loss	—	—	—	(323.5)	—	(0.1)	(323.6)
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	41.5	—	41.5
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(59.8)	—	—	(59.8)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	0.1	—	3.2	—	—	—	3.2
Equity-based Compensation Cost	—	—	30.0	—	—	—	30.0
Equity-based Awards, Net of Shares Exchanged	0.1	—	—	(0.7)	—	—	(0.7)
Balance, September 30, 2023	64.1	$6.4	$1,845.9	$982.4	$(473.4)	$(0.1)	$2,361.2
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
Certain financial information that is included in the annual financial statements, including certain financial statement footnote disclosures prepared in accordance with GAAP, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the nine months ended September 30, 2024 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2023.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to September 30, 2024.
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
Note 2 - Net Income (Loss) Per Unrestricted Share
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the three and nine months ended September 30, 2024 and 2023 is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions, except per share amounts)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net Income (Loss) attributable to Kemper Corporation	$73.7	$(146.3)	$220.4	$(323.5)
Shares in Thousands
Weighted-average Unrestricted Shares Outstanding	64,216.5	64,056.9	64,288.4	64,004.4
Equity-based Compensation Equivalent Shares	681.5	—	575.4	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	64,898.0	64,056.9	64,863.8	64,004.4

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$1.15	$(2.28)	$3.43	$(5.05)
Diluted Net Income (Loss) Per Unrestricted Share	$1.14	$(2.28)	$3.40	$(5.05)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 1.0 million and 2.5 million for the three months ended September 30, 2024 and 2023, respectively.
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 1.5 million and 2.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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
The Specialty Property & Casualty Insurance segment’s principal products are specialty personal automobile and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. Career agents employed by the Company distribute these products. Corporate and Other operations include interest expense, board of directors’ fees, and general corporate expenses incurred by the Company which are not allocated to other businesses. Non-Core Operations includes the results of our Preferred Insurance business which we expect to fully exit.
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
Earned Premiums by product line, including a reconciliation to Total Earned Premiums, for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Specialty Property & Casualty Insurance:
Personal Automobile	$731.3	$724.0	$2,098.1	$2,278.5
Commercial Automobile	187.7	166.4	523.5	488.4
Life Insurance:
Life	84.2	84.9	249.2	251.9
Accident and Health	5.6	5.8	16.8	17.5
Property	10.8	11.4	32.7	34.2
Total Segment Earned Premiums	1,019.6	992.5	$2,920.3	$3,070.5
Non-Core Operations	48.9	125.3	213.8	395.1
Total Earned Premiums	$1,068.5	$1,117.8	$3,134.1	$3,465.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$919.0	$890.4	$2,621.6	$2,766.9
Net Investment Income	52.0	42.7	139.7	125.7
Change in Value of Alternative Energy Partnership Investments	0.2	0.5	0.8	1.3
Other Income	1.4	1.6	3.8	3.2
Total Specialty Property & Casualty Insurance	972.6	935.2	2,765.9	2,897.1
Life Insurance:
Earned Premiums	100.6	102.1	298.7	303.6
Net Investment Income	50.3	49.4	125.1	146.3
Change in Value of Alternative Energy Partnership Investments	0.2	0.2	0.4	0.6
Other Income (Loss)	—	(0.1)	0.3	(0.4)
Total Life Insurance	151.1	151.6	424.5	450.1
Total Segment Revenues	1,123.7	1,086.8	3,190.4	3,347.2
Change in Fair Value of Equity and Convertible Securities	(2.3)	2.8	(0.1)	6.9
Net Realized Investment Gains (Losses)	1.1	(30.3)	9.2	(38.3)
Impairment Losses	(2.2)	(1.1)	(3.8)	0.1
Non-Core Operations	54.8	138.0	244.8	431.7
Other Income	3.8	3.2	11.3	9.4
Total Revenues	$1,178.9	$1,199.4	$3,451.8	$3,757.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Adjusted Consolidated Operating Income (Loss), including a reconciliation to Income (Loss) before Income Taxes attributable to Kemper Corporation, for the three and nine months ended September 30, 2024 and 2023 was:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Segment Adjusted Operating Income (Loss):
Specialty Property & Casualty Insurance	$129.8	$(43.2)	$344.2	$(132.9)
Life Insurance	18.0	17.5	30.6	42.4
Total Segment Adjusted Operating Income (Loss)	147.8	(25.7)	374.8	(90.5)
Corporate and Other Adjusted Operating Loss	(17.2)	(13.3)	(46.5)	(41.5)
Less: Loss before Income Taxes attributable to Noncontrolling Interest	(1.8)	(0.1)	(4.5)	(0.1)
Adjusted Consolidated Operating Income (Loss)	132.4	(38.9)	332.8	(131.9)
Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(2.3)	2.8	(0.1)	6.9
Net Realized Investment Gains (Losses)	1.1	(30.3)	9.2	(38.3)
Impairment Losses	(2.2)	(1.1)	(3.8)	0.1
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(11.5)	(43.4)	(30.8)	(102.0)
Debt Extinguishment, Pension Settlement and Other Charges	(2.8)	(70.2)	(0.1)	(70.2)
Goodwill Impairment Charge	—	—	—	(49.6)
Non-Core Operations	(22.2)	(9.6)	(33.5)	(25.5)
Income (Loss) before Income Taxes attributable to Kemper Corporation	$92.5	$(190.7)	$273.7	$(410.5)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Adjusted Consolidated Net Operating Income (Loss), including a reconciliation to Net Income (Loss) attributable to Kemper Corporation, for the three and nine months ended September 30, 2024 and 2023 was:

	Three Months Ended		Nine Months Ended
(Dollars in Millions and Net of Income Taxes)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Segment Adjusted Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$103.6	$(33.2)	$275.1	$(102.4)
Life Insurance	15.0	14.7	26.7	36.8
Total Segment Adjusted Net Operating Income (Loss)	118.6	(18.5)	301.8	(65.6)
Corporate and Other Adjusted Net Operating Loss	(15.1)	(9.4)	(39.0)	(32.2)
Less: Net Loss attributable to Noncontrolling Interest	(1.5)	(0.1)	(3.6)	(0.1)
Adjusted Consolidated Net Operating Income (Loss)	105.0	(27.8)	266.4	(97.7)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(1.8)	2.3	(0.1)	5.5
Net Realized Investment Gains (Losses)	0.9	(22.9)	7.3	(30.3)
Impairment Losses	(1.7)	(0.8)	(3.0)	0.1
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(9.1)	(34.3)	(24.3)	(80.6)
Debt Extinguishment, Pension Settlement and Other Charges	(2.2)	(55.5)	(0.1)	(55.5)
Goodwill Impairment Charge	—	—	—	(45.5)
Non-Core Operations	(17.4)	(7.3)	(25.8)	(19.5)
Net Income (Loss) attributable to Kemper Corporation	$73.7	$(146.3)	$220.4	$(323.5)
Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2024 and 2023 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,680.5	$2,756.9
Less: Reinsurance Recoverables at Beginning of Year	27.8	39.6
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,652.7	2,717.3
Incurred Losses and LAE related to:
Current Year	2,053.0	2,660.5
Prior Years	27.4	158.5
Total Incurred Losses and LAE	2,080.4	2,819.0
Paid Losses and LAE related to:
Current Year	945.0	1,411.8
Prior Years	1,227.6	1,428.9
Total Paid Losses and LAE	2,172.6	2,840.7
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	2,560.5	2,695.6
Plus: Reinsurance Recoverables at End of Period	26.4	28.9
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Period	$2,586.9	$2,724.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Property and Casualty Insurance Reserves (Continued)
Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends may differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Condensed Consolidated Statements of Income (Loss) in the period of change. Additionally, the Company reviews if any premium revisions are appropriate as a result of any incurred losses and loss adjustment expenses (“LAE”) related to prior years recorded in the current period. For the nine months ended September 30, 2024 and 2023, no additional premiums or return premiums were recorded.
For the nine months ended September 30, 2024, the Company increased its Property and Casualty Insurance Reserves by $27.4 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $5.1 million due primarily to higher than expected settlements for extra-contractual demands related to prior year claims. Non-Core Operations loss and LAE reserves developed adversely by $22.1 million mainly due to higher than expected loss emergence related to homeowners, umbrella, and bodily injury coverages.
For the nine months ended September 30, 2023, the Company increased its Property and Casualty Insurance Reserves by $158.5 million to recognize adverse development of loss and LAE reserves from prior accident years. Specialty Personal Automobile insurance loss and LAE reserves developed adversely by $110.9 million due primarily to higher than expected emergence in loss patterns within the bodily injury and physical damage coverages as well as an increase in Florida personal injury protection driven by higher than expected frequency and severity resulting from an increase in litigated claim activity. Commercial Automobile insurance loss and LAE reserves developed adversely by $22.2 million due to higher than expected emergence in loss patterns related to bodily injury coverages. Non-Core Operations loss and LAE reserves developed adversely by $25.4 million mainly due to higher than expected emergence in loss patterns related to bodily injury and physical damage coverages.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Condensed Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s Shareholders’ Equity, but could have a material effect on the Company’s consolidated financial results for a given period.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Liability for Future Policyholder Benefits (Continued)
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended		Nine Months Ended
(Dollars in Millions)		Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Present Value of Expected Net Premiums	Balance, Beginning of Period	$692.6	$711.7	$675.4	$688.6

	Beginning Balance at Original Discount Rate	$733.2	$745.1	$694.7	$728.9
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances from Expected Experience	(1.4)	(6.3)	4.3	(18.6)
	Adjusted Beginning of Period Balance	731.8	738.8	699.0	710.3
	Issuances	29.4	19.7	92.9	81.6
	Interest Accrual	8.0	7.7	23.5	22.2
	Net Premiums Collected	(24.0)	(23.7)	(70.2)	(71.6)
	Ending Balance at Original Discount Rate	745.2	742.5	745.2	742.5
	Effect of Changes in Discount Rate Assumptions	(12.0)	(56.1)	(12.0)	(56.1)
	Balance, End of Period	$733.2	$686.4	$733.2	$686.4
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Period	$3,380.1	$3,635.9	$3,613.2	$3,561.0

	Beginning Balance at Original Discount Rate	$3,874.5	$3,915.1	$3,835.9	$3,906.2
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances From Expected Experience	(2.6)	(8.5)	1.6	(21.7)
	Adjusted Beginning of Period Balance	3,871.9	3,906.6	3,837.5	3,884.5
	Issuances	29.5	18.9	92.9	80.8
	Interest Accrual	43.0	43.0	128.2	128.2
	Benefit Payments	(57.6)	(59.4)	(171.8)	(184.4)
	Ending Balance at Original Discount Rate	3,886.8	3,909.1	3,886.8	3,909.1
	Effect of Changes in Discount Rate Assumptions	(256.1)	(578.6)	(256.1)	(578.6)
	Balance, End of Period	$3,630.7	$3,330.5	$3,630.7	$3,330.5
	Net Liability for Future Policyholder Benefits, pre-flooring	$2,897.5	$2,644.1	$2,897.5	$2,644.1
	Cumulative impact of flooring the future Policyholder Benefits Reserve	—	—	—	—
	Net Liability for Future Policyholder Benefits, post-flooring	2,897.5	2,644.1	2,897.5	2,644.1
	Less: Reinsurance Recoverable	—	—	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,897.5	$2,644.1	$2,897.5	$2,644.1
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Sep 30, 2024	Sep 30, 2023
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	14.8	13.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Liability for Future Policyholder Benefits (Continued)
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023
Net Liability for Future Policyholder Benefits, post-flooring	$2,897.5	$2,644.1
Deferred Profit Liability	390.6	304.9
Other[1]	137.7	149.1
Total Life and Health Insurance Reserves	$3,425.8	$3,098.1
[1]Other primarily consists of Accident and Health and Universal Life reserves
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, is as follows:

(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023
Expected Future Benefit Payments, undiscounted	$10,274.0	$10,181.5
Expected Future Gross Premiums, undiscounted	$4,159.0	$4,446.4
Expected Future Gross Premiums, discounted	$2,853.8	$2,748.0
The amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Gross Premiums or Assessments	$99.8	$98.4	$300.3	$300.7
Interest Expense	$35.0	$35.4	$104.7	$106.1
The weighted-average interest rate is as follows:

	Sep 30, 2024	Sep 30, 2023
Interest Accretion Rate	4.54%	4.57%
Current Discount Rate	5.17%	5.88%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company did not make any changes to mortality and lapse assumptions during the nine months ended September 30, 2024 and 2023. Market data that underlies current discount rates is updated as of September 30, 2024.
The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023
Balance, Beginning of Year	$337.8	$253.6
Profits Deferred	121.1	123.2
Interest Accrual	12.5	9.6
Amortization	(82.0)	(83.3)
Effect of Actual Variances from Expected Experience and Other Changes	1.2	1.8
Balance, End of Period	$390.6	$304.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments
Fixed Maturities
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at September 30, 2024 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$597.1	$3.1	$(78.3)	$—	$521.9
States and Political Subdivisions	1,530.4	17.3	(173.8)	(0.2)	1,373.7
Foreign Governments	5.4	0.1	(0.4)	—	5.1
Corporate Securities:
Bonds and Notes	4,071.0	31.6	(341.1)	(8.2)	3,753.3
Redeemable Preferred Stocks	11.0	0.1	(0.8)	—	10.3
Collateralized Loan Obligations	804.1	1.8	(8.3)	(1.1)	796.5
Other Mortgage- and Asset-backed	440.4	0.8	(30.0)	—	411.2
Investments in Fixed Maturities	$7,459.4	$54.8	$(632.7)	$(9.5)	$6,872.0
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at December 31, 2023 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$594.1	$1.9	$(84.5)	$—	$511.5
States and Political Subdivisions	1,575.9	16.3	(189.8)	(0.5)	1,401.9
Foreign Governments	4.4	—	(0.6)	—	3.8
Corporate Securities:
Bonds and Notes	4,046.8	35.5	(383.8)	(7.7)	3,690.8
Redeemable Preferred Stocks	9.0	0.1	(0.8)	—	8.3
Collateralized Loan Obligations	973.6	0.7	(24.5)	—	949.8
Other Mortgage- and Asset-backed	362.0	0.1	(46.3)	—	315.8
Investments in Fixed Maturities	$7,565.8	$54.6	$(730.3)	$(8.2)	$6,881.9
Other Receivables included $6.0 million and $0.9 million of unsettled sales of Investments in Fixed Maturities at September 30, 2024 and December 31, 2023, respectively. There were $13.8 million of unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of September 30, 2024. There were no unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of December 31, 2023. The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2024 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$264.2	$261.2
Due after One Year to Five Years	874.3	856.2
Due after Five Years to Ten Years	1,031.0	929.6
Due after Ten Years	3,561.0	3,200.6
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,728.9	1,624.4
Investments in Fixed Maturities	$7,459.4	$6,872.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2024 consisted of securities issued by the Government National Mortgage Association with a fair value of $223.5 million, securities issued by the Federal National Mortgage Association with a fair value of $109.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $82.8 million and securities of other non-governmental issuers with a fair value of $1,208.2 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2024 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$0.2	$—	$413.3	$(78.3)	$413.5	$(78.3)
States and Political Subdivisions	43.1	(0.6)	996.5	(173.2)	1,039.6	(173.8)
Foreign Governments	—	—	1.7	(0.4)	1.7	(0.4)
Corporate Securities:
Bonds and Notes	98.2	(2.2)	2,785.8	(338.9)	2,884.0	(341.1)
Redeemable Preferred Stocks	1.2	—	6.7	(0.8)	7.9	(0.8)
Collateralized Loan Obligations	56.0	(0.3)	100.9	(8.0)	156.9	(8.3)
Other Mortgage- and Asset-backed	21.2	(0.1)	273.2	(29.9)	294.4	(30.0)
Total Fixed Maturities	$219.9	$(3.2)	$4,578.1	$(629.5)	$4,798.0	$(632.7)

Investment-grade fixed maturity investments comprised $617.7 million and below-investment-grade fixed maturity investments comprised $15.0 million of the unrealized losses on investments in fixed maturities at September 30, 2024. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4.6% of the amortized cost basis of the investment.
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
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for nine months ended September 30, 2024. Accrued interest excluded from the amortized cost of fixed income securities total $72.1 million and $77.0 million as of September 30, 2024 and December 31, 2023, respectively, and is reported within the Other Receivables line of the Condensed Consolidated Balance Sheets. The Company monitors accrued interest and writes off amounts when they are not expected to be received.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.5	$7.7	$8.2
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.0	2.0
Reductions Due to Sales	—	(0.8)	(0.8)
Net (Decrease) Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.3)	0.4	0.1
Balance, End of Period	$0.2	$9.3	$9.5
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the nine months ended September 30, 2023.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.7	$8.9	$9.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.2	2.2
Reductions Due to Sales	(0.3)	(1.9)	(2.2)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.1	(1.1)	(1.0)
Write-offs Charged Against Allowance	—	—	—
Balance, End of Period	$0.5	$8.1	$8.6
Equity Securities
Investments in Equity Securities at Fair Value were $228.3 million and $225.8 million at September 30, 2024 and December 31, 2023, respectively. Net unrealized (losses) gains arising during the nine months ended September 30, 2024 and 2023 and recognized in earnings, related to such investments still held as of September 30, 2024 and September 30, 2023, were $(2.3) million and $5.1 million, respectively.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at September 30, 2024 or December 31, 2023. There were $8.0 million and $0.1 million in unsettled sales of Investments in Equity Securities at Fair Value at September 30, 2024 and December 31, 2023, respectively.
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
The Company’s maximum exposure to loss at September 30, 2024 is limited to the total carrying value of $202.6 million. In addition, the Company had outstanding commitments totaling approximately $77.0 million to fund Equity Method Limited Liability Investments at September 30, 2024. At September 30, 2024, 3.2% of Equity Method Limited Liability Investments were reported without a reporting lag. Of the total carrying value, 4.3% were reported with a one-month lag, and the remainder were reported with a greater than one-month but less than or equal to three-month lag.
There were no unsettled purchases of Equity Method Limited Liability Investments at September 30, 2024 or December 31, 2023.There were no unsettled sales of Equity Method Limited Liability Investments at September 30, 2024 and December 31, 2023. Unsettled purchases and sales of Equity Method Limited Liability Investments are carried within Accrued Expenses and Other Liabilities and Other Receivables, respectively, on the Condensed Consolidated Balance Sheets.
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
The Company’s maximum exposure to loss at September 30, 2024 is limited to the total carrying value of $17.4 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of September 30, 2024. Alternative Energy Partnership Investments are reported on a three-month lag.
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at September 30, 2024 and December 31, 2023 were $280.3 million and $281.2 million, respectively.
Other Investments
The carrying values of the Company’s Other Investments at September 30, 2024 and December 31, 2023 were:

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Equity Securities at Modified Cost	$22.1	$32.6
Real Estate at Depreciated Cost	103.1	94.7
Mortgage Loans	80.9	99.8
Other	0.4	14.8
Total Other Investments	$206.5	$241.9
Investments in Equity Securities at Modified Cost were $22.1 million and $32.6 million at September 30, 2024 and December 31, 2023, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of Income (Loss) to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the nine months ended September 30, 2024 and 2023. The Company recognized an impairment of $0.4 million on Equity Securities at Modified Cost for the nine months ended September 30, 2024 as a result of the Company’s impairment analysis. The Company did not recognize any impairments on Equity Securities at Modified Cost for the nine months ended September 30, 2023 as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $4.9 million of cumulative impairments on Equity Securities at Modified Cost held as of September 30, 2024. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $8.0 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2023.
Net Investment Income
Net Investment Income for the three and nine months ended September 30, 2024 and 2023 was:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Investment Income:
Interest on Fixed Income Securities[1,2]	$79.0	$81.2	$239.0	$242.3
Dividends on Equity Securities Excluding Alternative Investments	0.9	1.2	4.6	3.4
Alternative Investments:
Equity Method Limited Liability Investments	0.9	4.3	(15.9)	8.2
Limited Liability Investments Included in Equity Securities	9.1	5.4	18.7	14.3
Total Alternative Investments	10.0	9.7	2.8	22.5
Short-term Investments	8.4	6.0	23.0	11.9
Loans to Policyholders	5.5	5.1	15.8	15.6
Real Estate	2.2	2.3	6.7	6.6
Company-Owned Life Insurance	9.7	6.4	25.7	22.6
Other	2.2	1.8	7.3	10.1
Total Investment Income	117.9	113.7	324.9	335.0
Investment Expenses:
Real Estate	1.8	1.7	6.1	6.0
Other Investment Expenses[1,2]	5.0	5.0	14.3	13.9
Total Investment Expenses	6.8	6.7	20.4	19.9
Net Investment Income	$111.1	$107.0	$304.5	$315.1

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

[2]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $4.8 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively, and $15.4 million and $17.5 million for the nine months ended September 30, 2024 and 2023, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Gross gains and losses on sales of investments in fixed maturities and gains and losses associated with Ultra-Long Treasury Futures for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Fixed Maturities:
Gains on Sales	$0.9	$0.8	$15.9	$2.3
Losses on Sales	—	(1.2)	(2.6)	(10.5)
(Losses) Gains on Hedging Activity	—	(29.4)	(7.9)	(29.7)
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
Ultra-Long Treasury Futures
The Company enters into exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly. As of September 30, 2024, all Treasury Futures held by the Company qualified for hedge accounting as a cash flow hedge. The Company utilizes a rollover hedging strategy that involves continuously establishing short-term derivatives in consecutive contract months to hedge the underlying risk exposure. Under this strategy, the complete set of derivatives are not acquired at hedge inception; rather, short-term derivatives are acquired throughout the hedging period such that maturing derivatives are replaced with new short-term derivatives.
There were treasury futures that expired during the nine months ended September 30, 2024, that did not qualify for hedge accounting.
The following table presents the Company’s Ultra-Long Treasury Futures derivatives, primary underlying risk exposure, gross notional amount, and estimated fair value of these derivatives:

		September 30, 2024			December 31, 2023
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$74.9	$0.3	$—	$—	$—	$—

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$—	$—	$—	$149.7	$14.7	$—

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Derivatives (Continued)
The below table reflects the amounts of Gains (Losses) deferred into AOCI before taxes, net changes in amounts in AOCI associated with current hedging transactions, and amounts subsequently reclassified into Net Income (Loss) through Net
Investment Income for Ultra-Long Treasury Futures qualifying as cash flow hedges for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Beginning of Period	$(3.6)	$—	$—	$(0.4)
Gains (Losses) Deferred in AOCI	—	—	(4.0)	—
Net Change in AOCI with Current Period Hedging Transactions	3.9	—	4.3	—
Gains (Losses) Reclassified into Income	0.5	—	0.5	0.4
Net Comprehensive Gains (Losses) from Cash Flow Hedges	$0.8	$—	$0.8	$—

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
The Treasury Locks have no remaining gross notional amount or fair value as the hedging relationships have been previously discontinued with the issuance of the associated debt (Senior Notes due February 15, 2025 for the 2016 Treasury Lock and Senior Notes due February 23, 2032 for the 2022 Treasury Lock). The effective portion of the gain (loss) before taxes on the derivative instruments upon discontinuance was $(4.5) million for the 2016 Treasury Lock and $5.9 million on the 2022 Treasury Lock. The gain (loss) upon discontinuance is reported as a component of Accumulated Other Comprehensive Loss. Beginning with the issuance of the associated debt, such gain (loss) is amortized into earnings and reported in Interest and Other Expenses in the same periods that the hedged items affect earnings. Amortization on the 2016 Treasury Lock was $(0.6) million and $(0.9) million for the three and nine months ended September 30, 2024, respectively. Amortization on the 2016 Treasury Lock was $(0.1) million and $(0.4) million for the three and nine months ended September 30, 2023, respectively. Amortization on the 2022 Treasury Lock was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the remaining amount of derivative gain (loss) before taxes within AOCI to be amortized into earnings is $(1.2) million and $4.4 million on the 2016 Treasury Lock and 2022 Treasury Lock, respectively.

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
The valuation of assets and liabilities measured at fair value in Company’s Condensed Consolidated Balance Sheets at September 30, 2024 is summarized below. The Company had no material liabilities that are measured and reported at fair values.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$87.2	$434.7	$—	$—	$521.9
States and Political Subdivisions	—	1,372.0	1.7	—	1,373.7
Foreign Governments	—	5.1	—	—	5.1
Corporate Securities:
Bonds and Notes	—	3,522.9	230.4	—	3,753.3
Redeemable Preferred Stock	—	6.0	4.3	—	10.3
Collateralized Loan Obligations	—	796.5	—	—	796.5
Other Mortgage and Asset-backed	—	405.9	5.3	—	411.2
Total Investments in Fixed Maturities	87.2	6,543.1	241.7	—	6,872.0
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	16.3	—	—	16.3
Other Industries	—	6.9	2.5	—	9.4
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	1.1	—	0.7	—	1.8
Other Equity Interests:
Exchange Traded Funds	11.0	—	—	—	11.0
Limited Liability Companies and Limited Partnerships	—	—	—	189.2	189.2
Total Investments in Equity Securities at Fair Value	12.7	23.2	3.2	189.2	228.3
Other Investments:
Derivative Instrument Classified as Cash Flow Hedge	—	0.3	—	—	0.3
Total Assets	$99.9	$6,566.6	$244.9	$189.2	$7,100.6
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at September 30, 2024. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$54.8	3.4%	-	11.3%	8.0%
Non-investment-grade:
Senior Debt	Market Yield	82.0	4.6	-	59.4	12.8
Junior Debt	Market Yield	35.0	9.6	-	31.0	13.4
Other	Various	69.9
Total Level 3 Fixed Maturity Investments		$241.7
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2024 is presented below.

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Period	$227.3	$0.1	$4.1	$6.8	$5.0	$3.4	$246.7
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	0.3	—	—	—	—	(0.2)	0.1
Included in Other Comprehensive Income	1.7	(0.2)	0.2	—	0.3	—	2.0
Purchases	30.9	—	—	—	—	—	30.9
Sales	(31.8)	—	—	—	—	—	(31.8)
Transfers into Level 3	3.9	1.8	—	—	—	—	5.7
Transfers out of Level 3	(1.9)	—	—	(6.8)	—	—	(8.7)
Balance, End of Period	$230.4	$1.7	$4.3	$—	$5.3	$3.2	$244.9
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2023 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Period	$187.4	$—	$6.7	$5.2	$2.2	$201.5
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	0.2	—	—	—	1.5	1.7
Included in Other Comprehensive Income	(2.2)	—	(0.1)	(0.4)	—	(2.7)
Purchases	6.1	0.1	—	—	—	6.2
Sales	(14.1)	—	—	—	—	(14.1)
Transfers into Level 3	5.0	—	—	—	—	5.0
Transfers out of Level 3	—	—	—	—	—	—
Balance, End of Period	$182.4	$0.1	$6.6	$4.8	$3.7	$197.6
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2024 is presented below.

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$177.1	$0.1	$7.1	$—	$5.2	$2.8	$192.3
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	0.2	—	—	—	—	1.6	1.8
Included in Other Comprehensive Income	2.3	(0.6)	0.2	—	0.1	—	2.0
Purchases	103.5	—	1.9	6.8	—	0.5	112.7
Sales	(48.1)	—	—	—	—	(1.7)	(49.8)
Transfers into Level 3	7.0	3.5	—	—	—	—	10.5
Transfers out of Level 3	(11.6)	(1.3)	(4.9)	(6.8)	—	—	(24.6)
Balance, End of Period	$230.4	$1.7	$4.3	$—	$5.3	$3.2	$244.9
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2023 is presented below.

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$216.0	$—	$6.8	$5.1	$2.1	$230.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	0.7	—	—	—	0.1	0.8
Included in Other Comprehensive Income	0.2	—	(0.2)	(0.3)	—	(0.3)
Purchases	44.0	0.1	—	—	1.1	45.2
Sales	(83.4)	—	—	—	—	(83.4)
Transfers into Level 3	5.0	—	—	—	0.4	5.4
Transfers out of Level 3	(0.1)	—	—	—	—	(0.1)
Balance, End of Period	$182.4	$0.1	$6.6	$4.8	$3.7	$197.6
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of September 30, 2024 and December 31, 2023.

(Dollars in Millions)	September 30, 2024		December 31, 2023
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$127.9	$38.6	$125.4	$43.1
Real Estate	27.1	—	41.9	—
Senior Debt	20.2	36.1	19.0	39.9
Leveraged Buyout	7.9	0.6	8.6	0.6
Secondary Transactions	6.0	1.6	7.9	1.7
Distressed Debt	5.0	—	7.9	—
Growth Equity	0.5	—	1.2	—
Hedge Fund	0.1	—	0.1	—
Other	7.9	0.1	9.7	—
Total Equity Method Limited Liability Investments	202.6	77.0	221.7	85.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	122.6	63.4	124.0	67.0
Senior Debt	26.0	6.5	24.8	10.6
Leveraged Buyout	20.2	12.9	19.0	10.0
Distressed Debt	10.9	15.0	12.4	13.0
Growth Equity	6.9	8.2	6.4	6.5
Secondary Transactions	2.5	1.6	2.8	3.1
Hedge Funds	—	—	1.9	—
Other	0.1	0.2	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	189.2	107.8	191.4	110.4

Reported as Equity Securities at Modified Cost:
Other	1.8	—	4.8	—
Total Reported as Equity Securities at Modified Cost	1.8	—	4.8	—
Total Investments in Limited Liability Companies and Limited Partnerships	$393.6	$184.8	$417.9	$195.7
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

		September 30, 2024		December 31, 2023
(Dollars in Millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	Level 3	$280.3	$280.3	$281.2	$281.2
Short-term Investments	Level 1 or 2	696.9	696.9	520.9	520.9
Mortgage Loans	Level 3	80.9	80.9	99.8	99.8
Company-Owned Life Insurance	Level 2	533.0	533.0	513.5	513.5
Equity Securities at Modified Cost	Level 3	22.1	22.1	32.6	32.6
Financial Liabilities:
Long-term Debt	Level 2	$1,390.9	$1,298.3	$1,389.2	$1,213.4
Policyholder Obligations	Level 2	521.3	521.3	557.4	557.4
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
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of December 31, 2023, the Company had contributed $4.0 million of surplus to the Reciprocal Exchange. During the first nine months of 2024, the Company contributed an additional $17.0 million of surplus to the Reciprocal Exchange, resulting in a total contributed surplus of $21.0 million as of September 30, 2024. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net Income (Loss). However, the management fee income earned by the AIF is reported in Net Income (Loss) attributable to Kemper Corporation and is included in the basic and diluted earnings per share.
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
The Company’s interest in the Alternative Energy Partnership Investment is considered an investment in a VIE. The Company has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the economic performance of the entity and therefore is not required to consolidate the VIE. The project sponsor governs the entity, and the Company only has consent rights that have been deemed protective in nature and does not participate in key economic decisions of the entity.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Variable Interest Entities (Continued)
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Cash distribution from Investment	0.5	0.5	1.5	1.5
Income on Investments in Alternative Energy Partnership	0.5	0.8	1.5	2.3
Income Tax Credits (Recaptures) Recognized	—	—	—	(0.1)
Tax Expense Recognized from Alternative Energy Partnership	(0.1)	(0.2)	(0.3)	(0.5)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of September 30, 2024 and December 31, 2023.

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Cash	$2.6	$2.7
Equipment, Net of Depreciation	251.5	256.2
Other Assets	9.5	7.5
Total Unconsolidated Assets	263.6	266.4
Maximum Loss Exposure	17.4	17.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.4 million and $17.3 million, which is the carrying value of the investment at September 30, 2024 and December 31, 2023, respectively.
Note 10 - Deferred Policy Acquisition Costs
The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Property and Casualty and Life and Health businesses for the nine months ended September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
	Property and Casualty	Life and Health	Total	Property and Casualty	Life and Health	Total
Balance, Beginning of Year	$164.9	$426.7	$591.6	$231.1	$404.5	$635.6
Capitalizations	378.4	49.7	428.1	407.1	42.2	449.3
Amortization Expense	(377.3)	(15.9)	(393.2)	(439.1)	(14.7)	(453.8)
Experience Adjustment	—	(5.2)	(5.2)	—	(8.9)	(8.9)
Balance, End of Period	$166.0	$455.3	$621.3	$199.1	$423.1	$622.2
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
The Company did not make any changes to future assumptions for the nine months ended September 30, 2024 and 2023.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Receivables from Policyholders - Allowance for Expected Credit Losses
The following tables present the balances of Receivables from Policyholders, net of the allowance for expected credit losses, as of September 30, 2024 and 2023, and a roll forward of changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Period	$4.3	$—	$4.3	$0.5	$4.8
Provision for Expected Credit Losses	12.7	0.1	12.8	0.1	12.9
Write-offs of Uncollectible Receivables from Policyholders	(13.8)	(0.1)	(13.9)	(0.2)	(14.1)
Balance, End of Period	$3.2	$—	$3.2	$0.4	$3.6

Receivable Balance, End of Period	$954.1	$11.4	$965.5	$17.3	$982.8

	Three Months Ended September 30, 2023
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Period	$11.4	$—	$11.4	$0.6	$12.0
Provision for Expected Credit Losses	10.9	—	10.9	0.4	11.3
Write-offs of Uncollectible Receivables from Policyholders	(9.5)	—	(9.5)	(0.3)	(9.8)
Balance, End of Period	$12.8	$—	$12.8	$0.7	$13.5

Receivable Balance, End of Period	$1,002.4	$11.4	$1,013.8	$88.8	$1,102.6

	Nine Months Ended September 30, 2024
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$12.9	$—	$12.9	$1.0	$13.9
Provision for Expected Credit Losses	26.4	0.2	26.6	0.6	27.2
Write-offs of Uncollectible Receivables from Policyholders	(36.1)	(0.2)	(36.3)	(1.2)	(37.5)
Balance, End of Period	$3.2	$—	$3.2	$0.4	$3.6

Receivable Balance, End of Period	$954.1	$11.4	$965.5	$17.3	$982.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Receivables from Policyholders - Allowance for Expected Credit Losses (Continued)

	Nine Months Ended September 30, 2023
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$12.3	$—	$12.3	$0.8	$13.1
Provision for Expected Credit Losses	31.3	0.3	31.6	1.2	32.8
Write-offs of Uncollectible Receivables from Policyholders	(30.8)	(0.3)	(31.1)	(1.3)	(32.4)
Balance, End of Period	$12.8	$—	$12.8	$0.7	$13.5

Receivable Balance, End of Period	$1,002.4	$11.4	$1,013.8	$88.8	$1,102.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the three months ended September 30, 2024 and 2023.

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Income	(Loss) Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2024	$(679.6)	$(3.7)	$8.3	$(0.3)	$358.0	$(317.3)
Other Comprehensive Income (Loss) Before Reclassifications	226.4	0.2	—	3.5	(165.2)	64.9
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit (Expense) of $0.0, $0.0, $0.1, $(0.1), $0.0 and $0.0	0.1	—	(0.6)	0.4	—	(0.1)
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(60.1), $0.2, $0.1, $(1.0), $43.9, and $(16.9)	226.5	0.2	(0.6)	3.9	(165.2)	64.8
Balance as of September 30, 2024	$(453.1)	$(3.5)	$7.7	$3.6	$192.8	$(252.5)

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2023	$(637.6)	$(2.3)	$(38.0)	$2.7	$194.4	$(480.8)
Other Comprehensive (Loss) Income Before Reclassifications	(258.7)	(0.9)	(5.4)	—	218.6	(46.4)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit (Expense) of $0.1, $0.1,$(14.4), $0.0, $0.0, and $(14.2)	0.1	(0.2)	53.9	—	—	53.8
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $67.5, $0.8, $(12.6), $0.0 $(58.2) and $(2.5)	(258.6)	(1.1)	48.5	—	218.6	7.4
Balance as of September 30, 2023	$(896.2)	$(3.4)	$10.5	$2.7	$413.0	$(473.4)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Loss (Continued)
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2024 and 2023.

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Income	Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2024	$(530.9)	$(2.5)	$9.5	$2.5	$160.6	(360.8)
Other Comprehensive Income (Loss) Before Reclassifications	68.9	(0.5)	—	0.7	32.2	101.3
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(2.3), $0.2, $0.6, $(0.1), $0.0 and $(1.6)	8.9	(0.5)	(1.8)	0.4	—	7.0
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(20.6), $0.7, $0.6, $(0.2), $(8.6), and $(28.1)	77.8	(1.0)	(1.8)	1.1	32.2	108.3
Balance as of September 30, 2024	$(453.1)	$(3.5)	$7.7	$3.6	$192.8	$(252.5)

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2023	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	$(514.9)
Other Comprehensive (Loss) Income Before Reclassifications	(183.3)	0.5	(5.4)	—	171.9	(16.3)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(1.7), $0.5, $(14.1), $0.0, $0.0 and $(15.3)	6.5	(1.7)	53.1	(0.1)	—	57.8
Other Comprehensive (Loss) Income Net of Tax Benefit (Expense) of $47.1, $0.4, $(12.6), $0.0, $(45.7), and $(10.8)	(176.8)	(1.2)	47.7	(0.1)	171.9	41.5
Balance as of September 30, 2023	$(896.2)	$(3.4)	$10.5	$2.7	$413.0	$(473.4)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Condensed Consolidated Statements of Income (Loss) Line Item Affected by Reclassifications
Net Unrealized Losses on Other Investments and Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Realized Investment Gains (Losses) and Impairment Losses
Net Unrecognized Postretirement Benefit Income (Costs)	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance Expenses, and Interest and Other Expenses
Gains on Cash Flow Hedges	Net Investment Income and Interest and Other Expenses

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of September 30, 2024, the remaining share repurchase authorization was $146.6 million under the repurchase program.
During the three and nine months ended September 30, 2024, Kemper repurchased and retired approximately 400,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $25.0 million and an average cost per share of $61.21. Kemper did not repurchase any shares during the three and nine months ended September 30, 2023.
Employee Stock Purchase Plan
During the three months ended September 30, 2024 and 2023, the Company issued 14,000 and 24,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”) at a discounted price of $52.06 and $35.73 per share, respectively. Compensation costs charged against income were $0.1 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024 and 2023, the Company issued 47,000 and 68,000 shares under the Kemper ESPP, respectively, at an average discounted price of $51.61 and $40.61 per share. Compensation costs charged against income were $0.4 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.
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
As of December 31, 2023, $16.4 million of assets remained in the pension trust and was included in Other Assets in the accompanying condensed consolidated balance sheet. During the second quarter of 2024, the Company received $2.7 million as post-settlement adjustment which was recorded in Interest and Other Expenses in the accompanying condensed consolidated statement of income (loss). As of September 30, 2024, $17.8 million of net assets remained in the pension trust.
Note 15 - Policyholder Obligations
Policyholder Obligations at September 30, 2024 and December 31, 2023 were as follows:

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
FHLB Funding Agreements	$521.3	$557.4
Universal Life-type Policyholder Account Balances	97.0	98.3
Total	$618.3	$655.7
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the nine months ended September 30, 2024, United Insurance received advances of $62.4 million from the FHLB of Chicago and made repayments of $98.4 million under the spread lending program.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Policyholder Obligations (Continued)
When a funding agreement is issued, United Insurance is required to post collateral in the form of eligible securities including mortgage-backed, government, and agency debt instruments for each of the advances that are entered. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. Upon any event of default by United Insurance, the FHLB’s recovery on the collateral is limited to the amount of United Insurance’s liability under the funding agreements to the FHLB of Chicago.
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at September 30, 2024 and December 31, 2023 is presented below.

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Liability under Funding Agreements	$521.3	$557.4
Fair Value of Collateral Pledged	666.1	629.3
FHLB of Chicago Common Stock Owned at Cost	16.4	16.6
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of September 30, 2024 and 2023. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $280.8 million and $294.1 million as of September 30, 2024 and December 31, 2023, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts was $97.0 million and $98.2 million as of September 30, 2024 and December 31, 2023, respectively.

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
Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of September 30, 2024 was $477.0 million. There were no outstanding borrowings under the credit agreement at either September 30, 2024 or December 31, 2023.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding at September 30, 2024 and December 31, 2023 was:

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	$449.9	$—
Non-Current:
4.350% Senior Notes due February 15, 2025	—	449.6
2.400% Senior Notes due September 30, 2030	397.4	397.0
3.800% Senior Notes due February 23, 2032	396.3	396.0
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	147.3	146.6
Total Long-term Debt Outstanding	$1,390.9	$1,389.2
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at September 30, 2024 or December 31, 2023. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 15, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $14.4 million and $42.3 million for the three and nine months ended September 30, 2024, respectively. Interest paid, including facility fees, was $24.7 million and $52.0 million for the three and nine months ended September 30, 2024, respectively. Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, was $14.1 million and $42.2 million for the three and nine months ended September 30, 2023. Interest paid, including facility fees, was $19.9 million and $47.2 million for the three and nine months ended September 30, 2023.
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Operating Lease Right-of-Use Assets	$36.3	$38.4
Operating Lease Liabilities	55.3	62.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17 - Leases (Continued)
Lease expenses are primarily included in insurance expenses in the Condensed Consolidated Statements of Income (Loss). Additional information regarding the Company’s operating leases is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Lease Cost:
Operating Lease Cost	$3.9	$4.0	$11.6	$11.9
Variable Lease Cost	1.2	1.0	3.5	3.2
Short-Term Lease Cost[1]	0.1	(0.3)	0.3	0.5
Total Lease Cost	$5.2	$4.7	$15.4	$15.6
[1] Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Significant judgments and assumptions for determining lease asset and liability at September 30, 2024 and 2023 are presented below.

	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
Weighted-average Remaining Lease Term - Operating Leases	5.4 years	5.6 years
Weighted-average Discount Rate - Operating Leases	4.5%	4.0%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine its lease payments’ present value.
Future minimum lease payments under operating leases at September 30, 2024 are presented below.

(Dollars in Millions)	September 30, 2024
Remainder of 2024	$5.2
2025	17.3
2026	9.8
2027	8.4
2028	5.6
2029 and Thereafter	15.9
Total Future Payments	$62.2
Less: Discount	6.9
Present Value of Minimum Lease Payments	$55.3
As of September 30, 2024 and December 31, 2023, the Company did not have any finance leases.
Note 18 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018 and 2019. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. Tax years 2020 and 2022 are currently under examination. The statute of limitations related to tax years 2014, 2015, 2016 and 2017 has been extended to June 30, 2025. Tax years 2020, 2021 and 2022 are subject to a statute of three years from the extended due dates of October 15, 2021, 2022 and 2023, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 18 - Income Taxes (Continued)
The interim period tax expense or benefit is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. For the three months ended September 30, 2024 the income tax expense attributable to Kemper Corporation was $18.9 million, or 20.4% of income before income taxes, compared to an income tax benefit of $44.4 million, or 23.3% of loss before income taxes for the three months ended September 30, 2023. For the nine months ended September 30, 2024 the income tax expense attributable to Kemper Corporation was $53.4 million, or 19.5% of income before income taxes, compared to an income tax benefit of $87.0 million, or 21.2% of loss before income taxes for the nine months ended September 30, 2023.
There were no Unrecognized Tax Benefits at September 30, 2024, or December 31, 2023. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax (Expense) Benefit. There were no liabilities for accrued interest and penalties for the nine months ended September 30, 2024 and 2023.
For the nine months ended September 30, 2024, federal income taxes paid, net of income tax refunds received, were $9.9 million. For the nine months ended September 30, 2023, federal income tax refunds received, net of income taxes paid, were $113.6 million.
For the nine months ended September 30, 2024 and 2023, state income taxes paid, net of refunds received, were $0.6 million and $0.1 million, respectively. No foreign income taxes were paid or refunded for the nine months ended September 30, 2024 and September 30, 2023, respectively.
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
Adjusted Consolidated Net Operating Income (Loss) is an after-tax, non-GAAP financial measure and is computed by excluding from Net Income (Loss) attributable to Kemper Corporation the after-tax impact of:
(i) Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment Gains (Losses);
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income (Loss) for the three and nine months ended September 30, 2024 or 2023.
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
Summary of Results
Net Income Attributable to Kemper Corporation was $73.7 million ($1.15 per unrestricted common share) for the three months ended September 30, 2024, compared to Net Loss Attributable to Kemper Corporation of $146.3 million ($(2.28) per unrestricted common share) for the same period in 2023.
Net Income attributable to Kemper Corporation was $220.4 million ($3.43 per unrestricted common share) for the nine months ended September 30, 2024, compared to Net Loss attributable to Kemper Corporation of $323.5 million ($(5.05) per unrestricted common share) for the same period in 2023.

Summary of Results (Continued)
A reconciliation of Net Income (Loss) attributable to Kemper Corporation to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the three and nine months ended September 30, 2024 and 2023 is presented below.

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Change	Sep 30, 2024	Sep 30, 2023	Change
Net Income (Loss) attributable to Kemper Corporation	$73.7	$(146.3)	$220.0	$220.4	$(323.5)	$543.9
Less:
Change in Fair Value of Equity and Convertible Securities	(1.8)	2.3	(4.1)	(0.1)	5.5	(5.6)
Net Realized Investment Gains (Losses)	0.9	(22.9)	23.8	7.3	(30.3)	37.6
Impairment Losses	(1.7)	(0.8)	(0.9)	(3.0)	0.1	(3.1)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(9.1)	(34.3)	25.2	(24.3)	(80.6)	56.3
Debt Extinguishment, Pension Settlement, and Other Charges	(2.2)	(55.5)	53.3	(0.1)	(55.5)	55.4
Goodwill Impairment Charge	—	—	—	—	(45.5)	45.5
Non-Core Operations	(17.4)	(7.3)	(10.1)	(25.8)	(19.5)	(6.3)
Adjusted Consolidated Net Operating Income (Loss)	$105.0	$(27.8)	$132.8	$266.4	$(97.7)	$364.1

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Adjusted Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$103.6	$(33.2)	$136.8	$275.1	$(102.4)	$377.5
Life Insurance	15.0	14.7	0.3	26.7	36.8	(10.1)
Total Segment Adjusted Net Operating Income (Loss)	118.6	(18.5)	137.1	301.8	(65.6)	367.4
Corporate and Other Adjusted Net Operating Loss	(15.1)	(9.4)	(5.7)	(39.0)	(32.2)	(6.8)
Less: Net Loss attributable to Noncontrolling Interest	(1.5)	(0.1)	(1.4)	(3.6)	(0.1)	(3.5)
Adjusted Consolidated Net Operating Income (Loss)	$105.0	$(27.8)	$132.8	$266.4	$(97.7)	$364.1
Net Income (Loss) attributable to Kemper Corporation
Net Income (Loss) attributable to Kemper Corporation increased by $220.0 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to higher Adjusted Consolidated Net Operating Income, the absence of a $55.5 million after-tax noncash charge related to the settlement of the Company’s pension obligations recorded in 2023, and lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs from the completion of certain strategic initiatives.
Adjusted Consolidated Net Operating Income (Loss) increased by $132.8 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to an improvement in the Specialty Property & Casualty Insurance segment profitability driven by lower adverse prior year development, higher average earned premiums per exposure as a result of rate increases, and lower underlying claim frequency.
The loss from Non-Core Operations increased by $10.1 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to reduced earned premiums during the run-off period and increasing claim severity, partially offset by reduced claim frequency and increased average earned premium as a result of rate increases.
Corporate and Other Adjusted Net Operating Loss increased by $5.7 million for the three months ended September 30, 2024 compared to the same period in 2023, due primarily to increased overhead expenses, partially offset by increased investment income.
Net Income (Loss) attributable to Kemper Corporation increased by $543.9 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to higher Adjusted Consolidated Net Operating Income and lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs from the completion of certain

Summary of Results (Continued)
strategic initiatives and lower costs in connection with the 2023 cost structure optimization initiatives. The increase was also due to the absence of a $55.5 million after-tax noncash charge related to the settlement of the Company’s pension obligations recorded in 2023 and the absence of a $45.5 million after-tax charge from the impairment of the goodwill asset related to the Preferred Property & Casualty Insurance business that was also recorded in 2023.

Adjusted Consolidated Net Operating Income (Loss) increased by $364.1 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to an improvement in the Specialty Property & Casualty Insurance segment profitability driven by lower adverse prior year development, higher average earned premiums per exposure as a result of rate increases, and lower underlying claim frequency.
The loss from Non-Core Operations increased by $6.3 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to reduced earned premiums during the run-off period and increasing claim severity, partially offset by reduced claim frequency and increased average earned premium as a result of rate increases.
Corporate and Other Adjusted Net Operating Loss increased by $6.8 million for the nine months ended September 30, 2024 compared to the same period in 2023, due primarily to increased overhead expenses, partially offset by increased investment income.
Revenues
Total Revenues decreased by $20.5 million to $1,178.9 million for the three months ended September 30, 2024, compared to $1,199.4 million for the same period in 2023. The decrease was primarily driven by a reduction in earned premiums mostly driven by the run-off the Preferred Insurance business, partially offset by an increase from the absence of net realized losses on ultra-long treasury future derivative transactions recorded in 2023 and higher earned premiums within the Specialty Property & Casualty Insurance segment due to higher new business volumes and higher average earned premium per exposure resulting from rate increases.

Earned Premiums decreased by $49.3 million to $1,068.5 million for the three months ended September 30, 2024 compared to $1,117.8 for the same period in 2023, primarily driven by $76.4 million in lower premiums from our Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the decision to exit and run-off the business in the third quarter of 2023 as well as ongoing profit improvement actions. The decrease was partially offset by a $28.6 million increase from the Specialty Property & Casualty Insurance segment due to higher new business volumes and higher average earned premium per exposure resulting from rate increases.
Net Investment Income increased by $4.1 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to higher rate earned on Company-Owned Life Insurance and higher level of Short-term Investments, partially offset by lower levels of Fixed Income Securities.
Net Realized Investment Gains (Losses) increased by $31.4 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to the absence of net realized losses on ultra-long treasury future derivative transactions recorded in 2023.
Total Revenues decreased by $305.2 million to $3,451.8 million for the nine months ended September 30, 2024, compared to $3,757.0 million for the same period in 2023. The decrease was primarily driven by a reduction in earned premiums, partially offset by an increase from the absence of net realized losses as described above.

Earned Premiums decreased by $331.5 million to $3,134.1 million for the nine months ended September 30, 2024 compared to $3,465.6 for the same period in 2023, primarily driven by a $181.3 million in lower premiums from our Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the decision to exit and run-off the business in the third quarter of 2023 as well as ongoing profit improvement actions. The decrease was also due to $145.3 million decrease from the Specialty Property & Casualty Insurance segment due to lower business volumes resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.
Net Investment Income decreased by $10.6 million for the nine months ended September 30, 2024, compared to the same period in 2023, mostly driven by lower earnings from equity method securities, which included a $15.1 million loss from an investment valuation adjustment of one real estate investment in our alternative investment portfolio, and lower levels of fixed income securities, partially offset by higher levels of Short-term Investments.

Summary of Results (Continued)
Net Realized Investment Gains (Losses) increased by $47.5 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to the absence of net realized losses on ultra-long treasury future derivative transactions recorded in 2023 and increased gains on sales of fixed maturity investments.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net Premiums Written	$938.0	$733.0	$2,736.5	$2,585.7

Earned Premiums	$919.0	$890.4	$2,621.6	$2,766.9
Net Investment Income	52.0	42.7	139.7	125.7
Change in Value of Alternative Energy Partnership Investments	0.2	0.5	0.8	1.3
Other Income	1.4	1.6	3.8	3.2
Total Revenues	972.6	935.2	2,765.9	2,897.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	644.2	712.1	1,846.0	2,301.4
Catastrophe Losses and LAE	3.6	6.2	18.0	32.0
Prior Years:
Non-catastrophe Losses and LAE	(0.1)	78.8	4.4	135.4
Catastrophe Losses and LAE	0.2	(1.0)	0.8	(2.4)
Total Incurred Losses and LAE	647.9	796.1	1,869.2	2,466.4
Insurance Expenses	194.9	182.3	552.5	563.6
Segment Adjusted Operating Income (Loss)	129.8	(43.2)	344.2	(132.9)
Income Tax (Expense) Benefit	(26.2)	10.0	(69.1)	30.5
Total Segment Adjusted Net Operating Income (Loss)	$103.6	$(33.2)	$275.1	$(102.4)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.1%	80.0%	70.4%	83.1%
Current Year Catastrophe Losses and LAE Ratio	0.4	0.7	0.7	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	—	8.8	0.2	4.9
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	(0.1)
Total Incurred Loss and LAE Ratio	70.5	89.4	71.3	89.1
Insurance Expense Ratio	21.2	20.5	21.1	20.4
Combined Ratio	91.7%	109.9%	92.4%	109.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	70.1%	80.0%	70.4%	83.1%
Insurance Expense Ratio	21.2	20.5	21.1	20.4
Underlying Combined Ratio	91.3%	100.5%	91.5%	103.5%
Non-GAAP Measure Reconciliation
Combined Ratio	91.7%	109.9%	92.4%	109.5%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.4	0.7	0.7	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	—	8.8	0.2	4.9
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	(0.1)
Underlying Combined Ratio	91.3%	100.5%	91.5%	103.5%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Insurance Reserves:
Personal Automobile	$1,605.3	$1,711.9
Commercial Automobile	677.5	596.8
Total Insurance Reserves	$2,282.8	$2,308.7

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$932.5	$999.9
Incurred But Not Reported	1,177.5	1,132.8
Total Loss and LAE Reserves	2,110.0	2,132.7
Unallocated LAE Reserves	172.8	176.0
Total Insurance Reserves	$2,282.8	$2,308.7
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
Overall
Three Months Ended September 30, 2024 Compared to the Same Period in 2023
The Specialty Property & Casualty Insurance segment reported a Total Segment Adjusted Net Operating Income of $103.6 million for the three months ended September 30, 2024, compared to Total Segment Adjusted Net Operating Loss of $33.2 million for the same period in 2023. Segment adjusted net operating results increased by $136.8 million that included a $123.3 million and $13.5 million increase from personal automobile and commercial vehicle insurance, respectively, due primarily to lower adverse prior year development, higher average earned premiums per exposure resulting from rate increases, and lower underlying claim frequency.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $28.6 million for the three months ended September 30, 2024, compared to the same period in 2023, due to higher new business volumes and higher average earned premium per exposure resulting from rate increases.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $9.3 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to higher levels of Fixed Income Securities and higher rate earned on Company-Owned Life Insurance.
Incurred Loss and LAE were $647.9 million or 70.5% of earned premiums for the three months ended September 30, 2024 compared to $796.1 million or 89.4% of earned premiums, for the same period in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio, lower adverse prior year development, and lower catastrophe losses. Underlying losses and LAE as a percentage of earned premiums were 70.1% for the three months ended September 30, 2024, an improvement of 9.9 percentage points, compared to the same period in 2023 driven by higher average earned premium per exposure (20.9% increase year over year) resulting from rate increases and lower underlying claims frequency, partially offset by higher claims average severity trends. Underlying losses and LAE exclude the impact of catastrophes and prior year loss and LAE reserve development. Adverse prior year loss and LAE reserve development (including catastrophe reserve development) was $0.1 million for the three months ended September 30, 2024, compared to adverse development of $77.8 million for the same period in 2023 an improvement of $77.7 million due primarily to stabilization in loss patterns within bodily injury and physical damage coverages. Catastrophe losses and LAE (excluding reserve development) were

Specialty Property & Casualty Insurance (Continued)
$3.6 million for the three months ended September 30, 2024 compared to $6.2 million for the same period in 2023, an improvement of $2.6 million due to lower average severity per catastrophe event.

Insurance Expenses were $194.9 million, or 21.2% of earned premiums, for the three months ended September 30, 2024, compared to $182.3 million, or 20.5% of earned premiums for the same period in 2023. Insurance Expenses increased $12.6 million due to higher new business volumes. As a percentage of earned premiums, Insurance Expenses increased 0.7% as expense growth outpaced earned premium growth.
The Specialty Property & Casualty Insurance segment’s three months ended September 30, 2024 effective tax rate was 20.3% compared to 23.5% for the same period in 2023. The effective income tax rate for the third quarters of 2024 and 2023 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The change in the effective tax rate from the three months ended September 30, 2023 is due primarily to consistent levels of tax preferred investment income on higher segment operating results.
Nine Months Ended September 30, 2024 Compared to the Same Period in 2023
The Specialty Property & Casualty Insurance segment reported a Total Segment Adjusted Net Operating Income of $275.1 million for the nine months ended September 30, 2024, compared to Total Segment Adjusted Net Operating Loss of $102.4 million for the same period in 2023. Segment adjusted net operating results improved by $377.5 million that included a $324.4 million and $53.1 million increase from personal automobile and commercial vehicle insurance, respectively, due primarily to lower adverse prior year development, higher average earned premiums per exposure resulting from rate increases, and lower underlying claim frequency.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $145.3 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to lower business volumes resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $14.0 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to higher levels of Fixed Income Securities, higher rates earned on Short-term investments and Company-Owned Life Insurance.
Incurred Loss and LAE were $1,869.2 million or 71.3% of earned premiums for the nine months ended September 30, 2024 compared to $2,466.4 million or 89.1% of earned premiums, for the same period in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio, lower adverse prior year development and lower catastrophe losses. Underlying losses and LAE as a percentage of earned premiums were 70.4% for the nine months ended September 30, 2024, an improvement of 12.7 percentage points, compared to the same period in 2023 driven by higher average earned premium per exposure (23.2% increase year over year) resulting from rate increases and lower underlying claims frequency, partially offset by higher claims average severity trends. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $5.2 million for the nine months ended September 30, 2024, compared to adverse development of $133.0 million for the same period in 2023 an improvement of $127.8 million due primarily to normalization in loss patterns within bodily injury and physical damage coverages. Catastrophe losses and LAE (excluding reserve development) were $18.0 million for the nine months ended September 30, 2024 compared to $32.0 million for the same period in 2023, an improvement of $14.0 million due to lower average severity per catastrophe event.

Insurance Expenses were $552.5 million, or 21.1% of earned premiums, for the nine months ended September 30, 2024, compared to $563.6 million, or 20.4% of earned premiums for the same period in 2023. Insurance Expenses decreased $11.1 million due to lower new business volumes and ongoing expense actions. As a percentage of earned premiums, Insurance Expenses increased 0.7% as earned premium decreases outpaced expense decreases.
The Specialty Property & Casualty Insurance segment’s nine months ended September 30, 2024 effective tax rate was 20.1% compared to 23.0% for the same period in 2023. The effective income tax rate for the nine months ended September 30, 2024 and 2023 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The change in the effective tax rate from the nine months ended September 30, 2023 is due primarily to an increased benefit from tax preferred investment income.

Specialty Property & Casualty Insurance (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net Premiums Written	$735.1	$583.9	$2,147.1	$2,113.7
Earned Premiums	$731.3	$724.0	$2,098.1	$2,278.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$507.8	$583.5	$1,465.1	$1,919.8
Catastrophe Losses and LAE	2.1	5.0	13.5	27.7
Prior Years:
Non-catastrophe Losses and LAE	(2.7)	71.8	4.4	113.2
Catastrophe Losses and LAE	0.1	(0.9)	0.7	(2.3)
Total Incurred Losses and LAE	$507.3	$659.4	$1,483.7	$2,058.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.5%	80.6%	69.9%	84.2%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.7	0.6	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	9.9	0.2	5.0
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	(0.1)
Total Incurred Loss and LAE Ratio	69.4	91.1	70.7	90.3
Insurance Expense Ratio	21.7	21.5	21.6	20.8
Combined Ratio	91.1%	112.6%	92.3%	111.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	69.5%	80.6%	69.9%	84.2%
Insurance Expense Ratio	21.7	21.5	21.6	20.8
Underlying Combined Ratio	91.2%	102.1%	91.5%	105.0%
Non-GAAP Measure Reconciliation
Combined Ratio	91.1%	112.6%	92.3%	111.1%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.3	0.7	0.6	1.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	9.9	0.2	5.0
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—	(0.1)
Underlying Combined Ratio	91.2%	102.1%	91.5%	105.0%
Three Months Ended September 30, 2024 Compared to the Same Period in 2023
Earned Premiums in personal automobile insurance increased by $7.3 million for the three months ended September 30, 2024, compared to the same period in 2023, due to higher new business volumes and higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $507.3 million, or 69.4% of earned premiums for the three months ended September 30, 2024, compared to $659.4 million, or 91.1% of earned premiums, for the same period in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio, lower adverse prior year development, and lower catastrophe losses. Underlying losses and LAE as a percentage of related earned premiums were 69.5% for the three months ended September 30, 2024, compared to 80.6% for the same period in 2023, an improvement of 11.1 percentage points driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims, partially offset by higher claims average severity trends. Prior year favorable loss and LAE reserve development was $2.6 million for the three months ended September 30, 2024, compared to adverse development of $70.9 million for the same period in 2023, an improvement of $73.5 million due primarily to stabilization of

Specialty Property & Casualty Insurance (Continued)

loss patterns. Catastrophe losses and LAE (excluding reserve development) were $2.1 million for the three months ended September 30, 2024, compared to $5.0 million for the same period in 2023, an improvement of $2.9 million mainly due to lower average severity per catastrophe event.

Nine Months Ended September 30, 2024 Compared to the Same Period in 2023
Earned Premiums on personal automobile insurance decreased by $180.4 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to lower business volumes driven by targeted underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $1,483.7 million, or 70.7% of earned premiums for the nine months ended September 30, 2024, compared to $2,058.4 million, or 90.3% of earned premiums, for the same period in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio, lower adverse prior year development, and lower catastrophe losses. Underlying losses and LAE as a percentage of related earned premiums were 69.9% for the nine months ended September 30, 2024, compared to 84.2% for the same period in 2023, an improvement of 14.3 percentage points driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims, partially offset by higher claims average severity trends. Adverse loss and LAE reserve development was $5.1 million for the nine months ended September 30, 2024, compared to adverse development of $110.9 million for the same period in 2023, an improvement of $105.8 million due primarily to stabilization of loss patterns. Catastrophe losses and LAE (excluding reserve development) were $13.5 million for the nine months ended September 30, 2024, compared to $27.7 million for the same period in 2023, an improvement of $14.2 million mainly due to lower average severity per catastrophe event.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net Premiums Written	$202.9	$149.1	$589.4	$472.0
Earned Premiums	$187.7	$166.4	$523.5	$488.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$136.4	$128.6	$380.9	$381.6
Catastrophe Losses and LAE	1.5	1.2	4.5	4.3
Prior Years:
Non-catastrophe Losses and LAE	2.6	7.0	—	22.2
Catastrophe Losses and LAE	0.1	(0.1)	0.1	(0.1)
Total Incurred Losses and LAE	$140.6	$136.7	$385.5	$408.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.6%	77.4%	72.7%	78.1%
Current Year Catastrophe Losses and LAE Ratio	0.8	0.7	0.9	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	1.4	4.2	—	4.5
Prior Years Catastrophe Losses and LAE Ratio	0.1	(0.1)	—	—
Total Incurred Loss and LAE Ratio	74.9	82.2	73.6	83.5
Insurance Expense Ratio	19.2	16.2	19.1	18.3
Combined Ratio	94.1%	98.4%	92.7%	101.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.6%	77.4%	72.7%	78.1%
Insurance Expense Ratio	19.2	16.2	19.1	18.3
Underlying Combined Ratio	91.8%	93.6%	91.8%	96.4%
Non-GAAP Measure Reconciliation
Combined Ratio	94.1%	98.4%	92.7%	101.8%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.8	0.7	0.9	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	1.4	4.2	—	4.5
Prior Years Catastrophe Losses and LAE Ratio	0.1	(0.1)	—	—
Underlying Combined Ratio	91.8%	93.6%	91.8%	96.4%
Three Months Ended September 30, 2024 Compared to the Same Period in 2023
Earned Premiums in commercial automobile insurance increased by $21.3 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to higher average earned premium per exposure resulting from rate increases and targeted mix shifts. Incurred losses and LAE were $140.6 million, or 74.9% of earned premiums in 2024, compared to $136.7 million, or 82.2% of earned premiums in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss ratio and lower adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 72.6% in the three months ended September 30, 2024, compared to 77.4% during the same time period in 2023, an improvement of 4.8 percentage points due primarily to higher average earned premiums per exposure resulting from rate increases and mix shifts and a lower frequency of claims, partially offset by higher claims average severity trends from elevated environmental inflation and mix shifts. Adverse loss and LAE reserve development was $2.7 million for the three months ended September 30, 2024, compared to adverse development of $6.9 million for the same period in 2023, an improvement of $4.2 million due primarily to stabilization of loss patterns.

Specialty Property & Casualty Insurance (Continued)
Nine Months Ended September 30, 2024 Compared to the Same Period in 2023
Earned Premiums in commercial automobile insurance increased by $35.1 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to higher average earned premium per exposure resulting from rate increases and targeted mix shifts. Incurred losses and LAE were $385.5 million, or 73.6% of earned premiums in 2024, compared to $408.0 million, or 83.5% of earned premiums in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss ratio and lower adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 72.7% for the nine months ended September 30, 2024, compared to 78.1% during the same time period in 2023, an improvement of 5.4 percentage points due primarily to higher average earned premiums per exposure resulting from rate increases and mix shifts and a lower frequency of claims, partially offset by higher claims average severity trends. Adverse loss and LAE reserve development was $0.1 million for the nine months ended September 30, 2024, compared to adverse development of $22.1 million for the same period in 2023, an improvement of $22.0 million due primarily to stabilization of loss patterns.

Life Insurance
Selected financial information for the Life Insurance segment is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Earned Premiums (Changes in Deferred Profit Liability for the Three Months Ended: 2024 - $16.4; 2023 - $15.9 and Nine Months Ended: 2024 - $52.8; 2023 - $51.6)	$100.6	$102.1	$298.7	$303.6
Net Investment Income	50.3	49.4	125.1	146.3
Change in Value of Alternative Energy Partnership Investments	0.2	0.2	0.4	0.6
Other Income (Loss)	—	(0.1)	0.3	(0.4)
Total Revenues	151.1	151.6	424.5	450.1
Policyholders’ Benefits and Incurred Losses and LAE (Changes in Liability for Future Policyholder Benefits for the Three Months Ended: 2024 - $0.3; 2023 - $6.1 and Nine Months Ended: 2024 - $7.9; 2023 - $8.6)	64.1	64.7	191.0	202.9
Insurance Expenses	69.0	69.4	202.9	204.8
Segment Adjusted Operating Income	18.0	17.5	30.6	42.4
Income Tax Expense	(3.0)	(2.8)	(3.9)	(5.6)
Total Segment Adjusted Net Operating Income	$15.0	$14.7	$26.7	$36.8
INSURANCE RESERVES

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Insurance Reserves:
Future Policyholder Benefits	$3,380.8	$3,375.6
Incurred Losses and LAE Reserves:
Life	40.4	42.1
Accident and Health	4.6	4.7
Property	3.0	2.9
Total Incurred Losses and LAE Reserves	48.0	49.7
Total Insurance Reserves	$3,428.8	$3,425.3
Overall
Three Months Ended September 30, 2024 Compared to the Same Period in 2023
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $15.0 million for the three months ended September 30, 2024, compared to Net Operating Income of $14.7 million for the same period in 2023. The increase in segment net operating results was primarily due to an increase in net investment income, partially offset by lower volume on life and property insurance.
Earned Premiums decreased by $1.5 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to lower volume on life and property insurance.
Net investment income increased by $0.9 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to higher income from Equity Securities mostly driven by alternative investments, partially offset by lower levels of Fixed Income Securities.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $0.6 million for the three months ended September 30, 2024, compared to the same period in 2023, due to lower Policyholders’ Benefits in accident and health products.

Life Insurance (Continued)
The Life Insurance segment’s three months ended September 30, 2024 effective income tax rate was 16.5% compared to 15.4% for the same period in 2023. The effective income tax rate for the third quarter of 2024 and 2023 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The change in the effective tax rate from the three months ended September 30, 2023 is due primarily to consistent levels of tax preferred investment income on higher segment operating results.
Nine Months Ended September 30, 2024 Compared to the Same Period in 2023
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $26.7 million for the nine months ended September 30, 2024, compared to $36.8 million for the same period in 2023. The decrease in segment net operating results was primarily due to a reduction in net investment income, partially offset by changes in mortality experience from life insurance products.
Earned Premiums decreased by $4.9 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to lower volume on life and property insurance.
Net investment income decreased by $21.2 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to lower earnings from alternative investments, which included a $15.1 million loss from an investment valuation adjustment of one real estate investment in our alternative investment portfolio, and lower levels of fixed income securities.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $11.9 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to changes in mortality experience in life insurance products and lower Policyholders’ Benefits in accident and health products.
The Life Insurance segment’s nine months ended September 30, 2024 effective income tax rate was 12.8% compared to 13.0% for the same period in 2023. The effective income tax rate for the third quarters of 2024 and 2023 differs from the federal statutory income tax rate due primarily to investments in Company-Owned Life Insurance, tax-exempt investment income and dividends received deductions. The decrease in the effective tax rate from the nine months ended September 30, 2023 is due primarily to an increased benefit from tax preferred investment income.

Investment Results
Net Investment Income
Net Investment Income for the three and nine months ended September 30, 2024 and 2023 is presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Investment Income:
Interest on Fixed Income Securities[1,2]	$79.0	$81.2	$239.0	$242.3
Dividends on Equity Securities Excluding Alternative Investments	0.9	1.2	4.6	3.4
Alternative Investments:
Equity Method Limited Liability Investments	0.9	4.3	(15.9)	8.2
Limited Liability Investments Included in Equity Securities	9.1	5.4	18.7	14.3
Total Alternative Investments	10.0	9.7	2.8	22.5
Short-term Investments	8.4	6.0	23.0	11.9
Loans to Policyholders	5.5	5.1	15.8	15.6
Real Estate	2.2	2.3	6.7	6.6
Company-Owned Life Insurance	9.7	6.4	25.7	22.6
Other	2.2	1.8	7.3	10.1
Total Investment Income	117.9	113.7	324.9	335.0
Investment Expenses:
Real Estate	1.8	1.7	6.1	6.0
Other Investment Expenses[1,2]	5.0	5.0	14.3	13.9
Total Investment Expenses	6.8	6.7	20.4	19.9
Net Investment Income	$111.1	$107.0	$304.5	$315.1

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

[2]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $4.8 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively, and $15.4 million and $17.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Investment Income was $111.1 million and $107.0 million for the three months ended September 30, 2024 and 2023, respectively. Net Investment Income increased by $4.1 million in 2024 due primarily to higher rate earned on Company-Owned Life Insurance and higher level of Short-term Investments, partially offset by lower levels of Fixed Income Securities.
Net Investment Income was $304.5 million and $315.1 million for the nine months ended September 30, 2024 and 2023, respectively. Net Investment Income decreased by $10.6 million in 2024 mostly driven by lower earnings from equity method securities, which included a $15.1 million loss from an investment valuation adjustment of one real estate investment in our alternative investment portfolio, and lower levels of fixed income securities, partially offset by higher levels of Short-term Investments.
Income and distributions on alternative investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Investment Results (Continued)
Total Comprehensive Investment Gains (Losses)
The components of Total Comprehensive Investment Gains (Losses) for the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Recognized in Condensed Consolidated Statements of Income (Loss):
Change in Fair Value of Equity and Convertible Securities	$(2.3)	$2.8	$(0.1)	$6.9
Gains on Sales	2.7	1.3	23.3	3.1
Losses on Sales	(1.6)	(2.2)	(6.2)	(11.7)
(Losses) Gains on Hedging Activity	—	(29.4)	(7.9)	(29.7)
Impairment Losses	(2.2)	(2.0)	(3.8)	0.1
Net (Losses) Gains Recognized in Condensed Consolidated Statements of Income (Loss)	(3.4)	(29.5)	5.3	(31.3)
Recognized in Other Comprehensive Income	290.6	(330.6)	98.2	(226.7)
Total Comprehensive Investment Gains (Losses)	$287.2	$(360.1)	$103.5	$(258.0)
Total Comprehensive Investment Gains were $287.2 million for the three months ended September 30, 2024, compared to Total Comprehensive Investment Losses of $360.1 million for the three months ended September 30, 2023. The increase of $647.3 million in comprehensive investment results was primarily due to a decrease in the Company’s unrealized loss position on the fixed income securities portfolio in the third quarter of 2024, compared to an increase in the Company's unrealized loss position on the fixed income securities portfolio in the third quarter of 2023, driven by changes in interest rates.
Total Comprehensive Investment Gains were $103.5 million for the nine months ended September 30, 2024, compared to Total Comprehensive Investment Losses of $258.0 million for the nine months ended September 30, 2023. The increase of $361.5 million in comprehensive investment results was primarily due to an decrease in the Company’s unrealized loss position on the fixed income securities portfolio in 2024, compared to an increase in the Company's unrealized loss position on the fixed income securities portfolio in 2023, driven by changes in interest rates.
Change in Fair Value of Equity and Convertible Securities
The components of Change in Fair Value of Equity and Convertible Securities for the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Preferred Stocks	$0.7	$1.2	$1.1	$1.5
Common Stocks	(0.4)	—	1.2	(0.2)
Other Equity Interests:
Exchange Traded Funds	—	(0.2)	—	0.2
Limited Liability Companies and Limited Partnerships	(2.6)	2.1	(2.4)	4.7
Total Other Equity Interests	(2.6)	1.9	(2.4)	4.9
Change in Fair Value of Equity Securities	(2.3)	3.1	(0.1)	6.2
Change in Fair Value of Convertible Securities	—	(0.3)	—	0.7
Change in Fair Value of Equity and Convertible Securities	$(2.3)	$2.8	$(0.1)	$6.9

Investment Results (Continued)
Net Realized Gains (Losses) on Sales of Investments
The components of Net Realized Investment Gains (Losses) for the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Fixed Maturities:
Gains on Sales	$0.9	$0.8	$15.9	$2.3
Losses on Sales	—	(1.2)	(2.6)	(10.5)
Gains (Losses) on Hedging Activity	—	(29.4)	(7.9)	(29.7)
Equity Securities:
Gains on Sales	—	0.5	4.1	0.6
Losses on Sales	—	(1.1)	(0.1)	(1.2)
Other:
Gains on Sales	1.8	—	3.3	0.2
Losses on Sales	(1.6)	0.1	(3.5)	—
Net Realized Investment Gains (Losses)	$1.1	$(30.3)	$9.2	$(38.3)

Gross Gains on Sales	$2.7	$1.3	$23.3	$3.1
Gross Losses on Sales	(1.6)	(2.2)	(6.2)	(11.7)
Gains (Losses) on Hedging Activity	—	(29.4)	(7.9)	(29.7)
Net Realized Investment Gains (Losses)	$1.1	$(30.3)	$9.2	$(38.3)
Fixed Maturities
Net realized gains and losses on sales of fixed maturities for the three months ended September 30, 2024 and 2023 primarily relate to normal portfolio management. The net realized losses on hedging activity for the three months ended September 30, 2023 related to treasury futures that did not qualify for hedge accounting treatment.
Net realized gains and losses on sales of fixed maturities for the nine months ended September 30, 2024 and 2023 primarily relate to normal portfolio management. The net realized losses on hedging activity for the nine months ended September 30, 2024 and 2023 related to treasury futures that did not qualify for hedge accounting treatment.
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

Investment Results (Continued)
The components of Impairment Losses in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended				Nine Months Ended
	Sep 30, 2024		Sep 30, 2023		Sep 30, 2024		Sep 30, 2023
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount[2]	Number of Issuers
Fixed Maturities	$(2.0)	16	$(1.5)	14	$(2.8)	19	$0.6	18
Equity Securities at Modified Cost	—	—	—	—	(0.4)	3	—	—
Real Estate	(0.2)	4	—	—	(0.3)	5	—	—
Securities Receivable	—	—	0.8	1	—	—	—	1
Mortgage Loans	—	—	(0.1)	3	—	—	(0.2)	5
Other	—	—	(0.3)	1	(0.3)	1	(0.3)	1
Impairment Losses[1]	$(2.2)		$(1.1)		$(3.8)		$0.1
1 Includes losses from intent-to-sell securities and direct write-down securities of $0.3 million and $2.0 million for the three and nine months ended September 30, 2024, respectively, and $— million and $0.4 million for the three and nine months ended September 30, 2023, respectively.
2This amount was primarily related to a reversal on a previously impaired security.
Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At September 30, 2024, approximately 95.5% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2024 and December 31, 2023:

(Dollars in Millions)		Sep 30, 2024			Dec 31, 2023
NAIC Rating	Rating	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
1	AAA, AA, A	$5,384.0	$4,937.0	71.9%	$5,471.8	$4,962.0	72.1%
2	BBB	1,746.3	1,622.5	23.6	1,803.7	1,657.3	24.1
3-4	BB, B	269.1	257.2	3.7	227.1	204.4	3.0
5-6	CCC or Lower	60.0	55.3	0.8	63.2	58.2	0.8
Total Investments in Fixed Maturities		$7,459.4	$6,872.0	100.0%	$7,565.8	$6,881.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $15.0 million and $25.5 million at September 30, 2024 and December 31, 2023, respectively.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2024 and December 31, 2023:

	Sep 30, 2024		Dec 31, 2023
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$521.9	5.8%	$511.5	5.7%
States and Political Subdivisions:
Revenue Bonds	1,227.5	13.6	1,235.2	13.9
States	84.1	0.9	99.8	1.1
Political Subdivisions	62.1	0.7	66.9	0.8
Foreign Governments	5.1	0.1	3.8	—
Total Investments in Governmental Fixed Maturities	$1,900.7	21.1%	$1,917.2	21.5%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2024 and December 31, 2023.

	Sep 30, 2024		Dec 31, 2023
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,048.8	22.7%	$2,070.5	23.3%
Manufacturing	1,080.9	12.0	1,077.6	12.1
Transportation, Communication and Utilities	852.4	9.4	807.3	9.1
Services	634.0	7.0	639.4	7.2
Mining	160.5	1.8	174.3	2.0
Retail Trade	137.8	1.5	156.0	1.8
Construction	21.6	0.2	4.4	—
Other	35.3	0.4	35.2	0.4
Total Investments in Non-governmental Fixed Maturities	$4,971.3	55.0%	$4,964.7	55.9%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amounts invested at September 30, 2024.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	675	$1,386.7
$5 -$10	186	1,345.5
$10 - $20	109	1,480.0
$20 - $30	21	502.9
Greater Than $30	7	256.2
Total	998	$4,971.3
The Company’s short-term investments primarily consist of short-term bonds and money market funds . At September 30, 2024, the Company had $422.9 million invested in U.S. Treasury bills and short-term bonds and $274.0 million invested in money market funds, which primarily invest in U.S. Treasury securities.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investment, at September 30, 2024:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$142.6	1.6%
Texas	114.6	1.3
Michigan	88.7	1.0
New York	73.6	0.8
Georgia	72.0	0.8
Pennsylvania	59.6	0.7
Florida	57.1	0.6
Louisiana	51.5	0.6
Colorado	46.2	0.5
Missouri	40.1	0.4
Total	$746.0	8.3%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, real estate and senior debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests and included in Equity Securities at Fair Value, or Equity Securities at Modified Cost, depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2024 and December 31, 2023 is presented below.

(Dollars in Millions)	Unfunded Commitment	Reported Value
Asset Class	Sep 30, 2024	Sep 30, 2024	Dec 31, 2023
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$38.6	$127.9	$125.4
Senior Debt	36.1	20.2	19.0
Secondary Transactions	1.6	6.0	7.9
Leveraged Buyout	0.6	7.9	8.6
Real Estate	—	27.1	41.9
Distressed Debt	—	5.0	7.9
Growth Equity	—	0.5	1.2
Hedge Fund	—	0.1	0.1
Other	0.1	7.9	9.7
Total Equity Method Limited Liability Investments	77.0	202.6	221.7

Alternative Energy Partnership Investments	—	17.4	17.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	63.4	122.6	124.0
Distressed Debt	15.0	10.9	12.4
Leveraged Buyout	12.9	20.2	19.0
Growth Equity	8.2	6.9	6.4
Senior Debt	6.5	26.0	24.8
Secondary Transactions	1.6	2.5	2.8
Hedge Funds	—	—	1.9
Other	0.2	0.1	0.1
Total Reported as Other Equity Interests at Fair Value	107.8	189.2	191.4

Reported as Equity Securities at Modified Cost:
Other	—	1.8	4.8
Total Reported as Equity Securities at Modified Cost	—	1.8	4.8

Total Investments in Limited Liability Companies and Limited Partnerships	$184.8	$411.0	$435.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Insurance Expenses:
Commissions	$153.2	$130.8	$445.1	$463.0
General Expenses	92.3	85.9	262.2	254.6
Taxes, Licenses and Fees	21.9	17.8	60.6	61.9
Total Costs Incurred	267.4	234.5	767.9	779.5
Net Policy Acquisition Costs (Deferred) Amortized	(13.7)	24.0	(30.3)	13.4
Amortization of Value of Business Acquired (“VOBA”)	0.6	0.5	1.7	1.5
Insurance Expenses	254.3	259.0	739.3	794.4
Interest and Other Expenses:
Interest Expense	14.4	14.1	42.3	42.2
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	11.5	43.3	30.8	101.9
Pension Settlement	0.1	70.2	(2.6)	70.2
Other	38.6	28.4	103.1	97.4
Other Expenses	50.2	141.9	131.3	269.5
Interest and Other Expenses	64.6	156.0	173.6	311.7
Goodwill Impairment	—	—	—	49.6
Total Expenses	$318.9	$415.0	$912.9	$1,155.7
Insurance Expenses
Insurance Expenses were $254.3 million for the three months ended September 30, 2024, compared to $259.0 million for the same period in 2023. Insurance Expenses decreased by $4.7 million in 2024 due primarily to lower policies in force.
Insurance Expenses were $739.3 million for the nine months ended September 30, 2024, compared to $794.4 million for the same period in 2023. Insurance Expenses decreased by $55.1 million in 2024 due primarily to lower policies in force.
Other Expenses
Other expenses decreased by $91.7 million for the three months ended September 30, 2024, compared to the same period in 2023, due primarily to lower Pension Settlement costs. Additionally, the decrease is due to lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs from the completion of certain strategic initiatives and lower costs in connection with the 2023 cost structure optimization initiatives. These expenses for the three months ended September 30, 2024 included $7.8 million of integration expenses due to continued investments in information technology and $3.8 million of accrued severance. These expenses for the three months ended September 30, 2023 included $17.1 million of integration expenses due to continued investments in information technology, $14.8 million of real estate exit costs related to the impairment of the Company’s corporate office lease in Chicago, Illinois, and $6.4 million of accrued severance expenses, mostly associated with the exit of the Preferred Insurance business.

Other expenses decreased by $138.2 million for the nine months ended September 30, 2024, compared to the same period in 2023, due primarily to lower Pension Settlement costs. Additionally, the decrease is due to lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs from the completion of certain strategic initiatives and lower costs in connection with the 2023 cost structure optimization initiatives. These expenses for the nine months ended September 30, 2024 included $29.1 million of integration expenses due to continued investments in information technology. These expenses for the nine months ended September 30, 2023 included $49.0 million of integration expenses due to continued investments in information technology, $34.3 million of real estate exit costs resulting from impairments on operating leases and real estate owned and $8.8 million of accrued severance.

Insurance, Interest, and Other Expenses (Continued)
Goodwill Impairment
Goodwill Impairment for the nine months ended September 30, 2023 was due to the impairment of goodwill related to the decision to exit the Preferred Property & Casualty Insurance segment in the third quarter of 2023.
Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2024 and September 30, 2023. The Company’s effective income tax rate, which was 20.4% and 23.3% for the three months ended September 30, 2024 and 2023, respectively, and 19.5% and 21.2% for the nine months ended September 30, 2024 and 2023, respectively, differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income, (5) a permanent difference associated with nondeductible executive compensation, (6) impact of deferred taxes in foreign jurisdictions, and (7) a change in valuation allowance.
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
Tax-exempt investment income and dividends received deductions were $3.9 million for the three months ended September 30, 2024, compared to $4.2 million for the same period in 2023. Tax-exempt investment income and dividends received deductions were $12.1 million for the nine months ended September 30, 2024, compared to $17.4 million for the same period in 2023.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $9.5 million for the three months ended September 30, 2024, compared to $6.4 million for the same period in 2023. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $25.6 million for the nine months ended September 30, 2024, compared to $22.6 million for the same period in 2023.
The Company realized investment tax credits and other federal income tax credits of $0.3 million for the three months ended September 30, 2024, compared to realized investment tax credits and other federal income tax credits of $3.2 million for the same period in 2023. The Company realized investment tax credits and other federal income tax credits of $0.9 million for the nine months ended September 30, 2024, compared to realized investment tax credits and other federal income tax credits of $3.1 million for the same period in 2023.
The amount of expense recognized for long-term equity-based compensation expense was $0.9 million higher than the amount that would be deductible under the IRC for the three months ended September 30, 2024, compared to $0.4 million higher for the same period in 2023. The amount of expense recognized for long-term equity-based compensation expense was $0.6 million lower than the amount that would be deductible under the IRC for the nine months ended September 30, 2024, compared to $0.9 million higher for the same period in 2023.
The amount of nondeductible executive compensation was $4.2 million for the three months ended September 30, 2024, compared to $1.7 million for the same period in 2023. The amount of nondeductible executive compensation was $12.6 million for the nine months ended September 30, 2024, compared to $8.9 million for the same period in 2023.
There was no impairment of non-tax deductible goodwill for the three and nine months ended September 30, 2024. There was no impairment of non-tax deductible goodwill for the three months ended September 30, 2023, and $30.0 million for the nine months ended September 30, 2023.
As a result of recently enacted tax legislation in foreign jurisdictions in which the Company operates, a tax benefit of $6.6 million and $17.1 million was recorded for the three and nine months ended September 30, 2024, respectively. No tax expense or benefit was recorded for the same periods in 2023.

Income Taxes (Continued)
The Company recorded an increase in valuation allowance of $6.6 million and $17.1 million for the three and nine months ended September 30, 2024, respectively, for those foreign deferred tax assets it determined were not more-likely-than-not to be realized. No valuation allowance was recorded for the same periods in 2023.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to September 30, 2024.
There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2024 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of September 30, 2024 was $477.0 million. There were no outstanding borrowings under the credit agreement on either September 30, 2024 or December 31, 2023.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding on September 30, 2024 and December 31, 2023 was:

(Dollars in Millions)	Sep 30, 2024	Dec 31, 2023
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	$449.9	$—
Non-Current:
4.350% Senior Notes due February 15, 2025	—	449.6
2.400% Senior Notes due September 30, 2030	397.4	397.0
3.800% Senior Notes due February 23, 2032	396.3	396.0
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	147.3	146.6
Total Long-term Debt Outstanding	$1,390.9	$1,389.2
See Note 16, “Debt,” to the Condensed Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and AAC are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $16.4 million and $16.6 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of FHLB of Dallas common stock was $3.8 million and $3.6 million at September 30, 2024 and December 31, 2023, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first nine months of 2024, United Insurance received advances of $62.4 million from the FHLB of Chicago and made repayments of $98.4 million. United Insurance had outstanding advances from the FHLB of Chicago totaling

Liquidity and Capital Resources (Continued)
$521.3 million at September 30, 2024. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $666.1 million at September 30, 2024. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 15, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company repurchased approximately $25.0 million in 2024 so that, as of September 30, 2024, the remaining share repurchase authorization was $146.6 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the three and nine months ended September 30, 2024 Kemper repurchased and retired approximately 400,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $25.0 million and an average cost per share of $61.21. Kemper did not repurchase any shares during the three and nine months ended September 30, 2023.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.31 per common share in the third quarter of 2024 and 2023. Dividends and dividend equivalents paid were $60.1 million and $59.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based insurance subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries paid $200.0 million of dividends to Kemper during the first nine months of 2024. Kemper’s US based insurance subsidiaries capacity to pay without prior regulatory approval is estimated to be $13.3 million as of the filing date.
Sources and Uses of Funds
The Company directly held cash and investments totaling $503.7 million at September 30, 2024, compared to $464.5 million at December 31, 2023.

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
Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. During periods of growth, property and casualty insurance companies typically experience positive operating cash flows and can invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell

Liquidity and Capital Resources (Continued)
investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may be sold to fund payments, which could result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they were to experience several future catastrophic events over a relatively short period of time.
Information about the Company’s cash flows for nine months ended September 30, 2024 and 2023 is presented below.

(Dollars in Millions)	Sep 30, 2024	Sep 30, 2023
Net Cash Provided by (Used in) Operating Activities	$207.8	$(104.5)
Net Cash (Used in) Provided by Investing Activities	(89.6)	105.2
Net Cash Used in Financing Activities	(125.4)	(100.7)
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Provided by (Used in) Operating Activities

Net cash provided by Operating Activities was $207.8 million for the nine months ended September 30, 2024, compared to net cash used of $104.5 million for the same period in 2023. The increase in cash provided by Operating Activities was primarily driven by increased net income as a result of rate increases, lower paid claims due to lower frequency, and timing of payments within our Property and Casualty operations. Additionally, cash from operations for 2023 included a $124.7 million federal income tax refund received.

Net Cash (Used in) Provided by Investing Activities

Net cash used in Investing Activities for the nine months ended September 30, 2024 was $89.6 million, compared to net cash provided of $105.2 million for the same period in 2023. The increase in cash provided by Investing Activities for the nine months ended September 30, 2024 was primarily driven by the ongoing management of our investment portfolio that was impacted by timing of claim payments and premium collections from our Property and Casualty operations.

Net Cash Used in Financing Activities

Net cash used in Financing Activities for the nine months ended September 30, 2024 was $125.4 million, compared to net cash used of $100.7 million for the same period in 2023, an increase in cash used of $24.7 million. This was primarily due to a common share stock repurchases. Kemper used $25.0 million of cash to repurchase shares of its common stock during 2024. Kemper did not use any cash to repurchase shares of its common stock during 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the 2023 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2023, the remaining share repurchase authorization was $171.6 million under the repurchase program. During the three months ended September 30, 2024, Kemper repurchased and retired approximately 400,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $25.0 million and average cost per share of $61.21. As of September 30, 2024, the remaining share repurchase authorization was $146.6 million under the repurchase program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities (Continued)
Shares purchased during the three months ended September 30, 2024 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
July 2024	—	$—	—	$171.6
August 2024	408,591	$61.21	408,591	$146.6
September 2024	—	$—	—	$146.6
All purchases were made in the open market in reliance on the safe harbors provided by Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Securities Trading Plans of Executive Officers and Directors
The Company’s Insider Trading Policy permits executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended September 30, 2024, none of the Company’s executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Kemper Corporation

Date:	October 30, 2024	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2024	/s/ BRADLEY T. CAMDEN
Bradley T. Camden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2024	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)