Form 10-K
period 2024-12-31
KEMPER Corp
filed 2025-02-07
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.8 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 63,900,557 shares of common stock outstanding as of February 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2024 Annual Report on Form 10-K (the “2024 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”), as well as a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2024 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2024 Annual Report, the reader should consider the following list of factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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
•Uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, business withdrawals, dividends from insurance subsidiaries, reinsurance arrangements, acquisitions of businesses or strategic initiatives and other matters within the purview of insurance regulators;
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

•The impact of inflation on insurance claims, including, but not limited to, the effects on material costs, the effects on personal injury claims of increasing medical costs and the effects on severity of claims resulting from a catastrophe;
•The effects on property claims attributed to supply chain disruption and scarcity of resources available to rebuild damaged structures and repair damaged property, including labor and materials and the amount of salvage value recovered for damaged property;
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
•The level of success and costs incurred in realizing or maintaining economies of scale, integrating acquired businesses and implementing significant business initiatives and the timing of the occurrence or completion of such events, including, but not limited to, those related to expense and claims savings, the operation of Kemper Reciprocal, consolidations, reorganizations and technology;
•Absolute and relative performance of the Company’s products and services, including, but not limited to, the level of success achieved in designing and introducing new insurance products and services;
•Difficulties with technology, data and network security (including as a result of cyber attacks that have occurred or may occur), outsourcing relationships or cloud-based technology that could negatively impact the Company’s ability to conduct business;
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
Factors related to the business environment in which Kemper and its subsidiaries operate
•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, interest rates, inflation, unemployment rates, significant global catastrophes and/or pandemics, tariffs and international trade policies, and fluctuating values of particular investments held by the Company;
•Absolute and relative performance of investments made by the Company;
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
Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”)
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2024 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is an insurance holding company that offers complementary insurance products, through its subsidiaries, including personal and commercial automobile insurance to consumers in targeted markets and industries. Kemper also offers life and other insurance solutions to customers who desire basic protection for themselves and their families. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, and as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, which also maintains an Internet site at sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
The Kemper family of companies is one of the nation’s leading specialized insurers. With approximately $12.6 billion in assets, Kemper is improving the world of insurance by providing affordable and easy-to-use personalized solutions to individuals, families and businesses through its Kemper Auto and Kemper Life brands. Kemper serves over 4.7 million policies, is represented by more than 22,200 agents and brokers, and has approximately 7,400 associates dedicated to meeting the ever-changing needs of its customers.
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life insurance businesses. The Company conducts its operations through two operating segments: Specialty Property & Casualty Insurance and Life Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 7,400 associates supporting their operations, of which approximately 2,500 are employed in the Specialty Property & Casualty Insurance Segment, approximately 2,900 are employed in the Life Insurance segment and the remainder are employed in various corporate and other functions.
Property and Casualty Insurance Business
General
The Company’s property & casualty insurance business operations are conducted primarily through the Specialty Property & Casualty Insurance segment. The Specialty Property & Casualty Insurance segment distributes these products primarily through independent agents and brokers who are paid commissions for their services, but also distributes a smaller portion of these products through direct to consumer and captive channels. In addition, the Life Insurance segment’s career agents also sell contents coverage for personal property to its customers against loss resulting from fire, lightning and other causes. Collectively, these segments provide specialty automobile, fire/contents, and other types of property and casualty insurance to individuals and commercial automobile insurance, and general liability as an endorsement to commercial automobile, to businesses.

Net Written Premiums for the Property and Casualty Business were as follows:

DOLLARS IN MILLIONS	2024	2023	2022
Business Segments:
Specialty Property & Casualty Insurance Segment:
Specialty Personal Automobile Insurance	$2,887.7	$2,677.5	$3,305.1
Commercial Automobile Insurance	797.7	627.9	629.3
Life Insurance Segment:
Fire/Contents Protection	43.3	45.3	50.0
Total Segment Net Written Premiums	3,728.7	3,350.7	3,984.4

Non-Core Operations	108.3	435.5	527.1

Total Property and Casualty Net Written Premiums	$3,837.0	$3,786.2	$4,511.5
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
Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 16 states under the Kemper Auto brand. As shown in the following table, three states provided 90% of the segment’s premium revenues in 2024.

State	Percentage of Total Premiums
California	58%
Florida	19%
Texas	13%
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
The segment also meets the insurance needs of other specialty automobile markets such as urban and Hispanic consumers. The segment’s insurance products accounted for 85%, 80% and 78% of the Company’s consolidated insurance premiums in 2024, 2023 and 2022, respectively. The segment’s insurance products are marketed through approximately 15,750 independent agents and brokers as well as a smaller portion sold direct to consumer and through captive agents.
In the third quarter of 2023 the Company established Kemper Reciprocal (the “Reciprocal Exchange” or “Exchange”), an Illinois-domiciled reciprocal insurance exchange. The Exchange principally writes specialty automobile policies sold to subscribers of the Exchange. Net written premiums and net earned premiums reported through the Exchange were $27.6 million and $17.0 million, respectively, for the year ended December 31, 2024.
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
Property and Casualty Insurance Reserves at December 31, 2024 and 2023 were:

DOLLARS IN MILLIONS	2024	2023
Business Segments:
Specialty Property & Casualty Insurance:
Personal Automobile Insurance[1]	$1,626.0	$1,711.9
Commercial Automobile Insurance	721.9	596.8
Life Insurance:
Fire/Contents Protection	2.7	2.9
Total Segment Property and Casualty Insurance Reserves	2,350.6	2,311.6
Non-Core Operations	261.7	356.4
Unallocated Reserves	9.0	12.5
Total Property and Casualty Insurance Reserves[1]	$2,621.3	$2,680.5
[1]Includes $9.4 million attributable to Kemper Reciprocal as of December 31, 2024, which is reported as a consolidated variable interest entity.
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
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2020 to 2023 accident years as of December 31, 2024, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2024. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2024 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition” for a discussion of catastrophe risk. See Note 26, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. To limit its exposure to catastrophic events, the Company maintains a catastrophe reinsurance program for its property and casualty insurance companies. Coverage for the catastrophe reinsurance program is provided in various layers within one excess of loss reinsurance contract.
The 2025 catastrophe reinsurance program covering the property and casualty insurance companies is provided by an annual excess of loss reinsurance contract.
Annual Excess of Loss Reinsurance Contract
The 2025 Annual Excess of Loss Contract provides coverage for the annual period of January 1, 2025 through December 31, 2025. The 2025 Annual Excess of Loss Contract provides coverage in two layers for losses on individual catastrophes of $125 million in excess of $50 million. The 2025 Annual Excess of Loss Contract provides 95% coverage on the first layer of losses on individual catastrophes of $60 million in excess of $50 million. The second layer provides 95% coverage on the losses on individual catastrophes of $65 million in excess of $110 million.
Reinstatement of Excess of Loss Reinsurance Contract
In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program allows for reinstatement of such coverage. In such an instance, the Company must pay a reinstatement premium to the reinsurers to reinstate the full amount of the limit available under such layer. For each amount reinstated the Company shall pay additional premiums equal to the percentage of the reinsurer's loss limit for the excess layer exhausted for the loss occurrence multiplied by 100% of the reinsurance premium paid or payable for the excess layers for the term of the contract.
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
For further discussion of the reinsurance programs, see Note 26, “Catastrophe Reinsurance,” and Note 27, “Other Reinsurance,” to the Consolidated Financial Statements.
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
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2023, there were 1,104 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 6% of property and casualty insurance groups in the United States as measured by net admitted assets, net written premiums, and capital and surplus in 2023. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 15th largest writer as measured by net written premiums in 2023.
Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	56	95%
Net Written Premiums	36	97
Capital and Surplus	67	94
In 2023, the U.S. property and casualty insurance industry’s estimated net premiums written were $863.6 billion, of which nearly 82% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2023 premium volume.
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
Life Insurance Business
General
The Company’s life & health insurance business operations are conducted primarily through the Life Insurance segment. The Life Insurance segment distributes its products through a network of employee, or “career” agents. These career agents are paid commissions for their services. Earned premiums from the life insurance segment accounted for 8% of the Company’s consolidated insurance premiums earned in 2024 and 7% of the Company’s insurance premium earned in 2023 and 2022.

The Life Insurance segment, primarily based in St. Louis, Missouri, focuses on providing individual life and supplemental accident and health insurance products to customers who desire basic protection for themselves and their families. Their leading product is individual life insurance, including permanent insurance that can be offered on a limited or recurring pay basis, term insurance and guaranteed issue insurance. Individual life insurance is offered primarily on a non-participating, guaranteed-cost basis. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Premiums average approximately $29 per policy per month with an average face value of $6,413.
The Life Insurance segment employs nearly 2,200 career agents, operating in 26 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. These career agents also distribute and/or service contents coverage for personal property providing coverage against loss resulting from fire, lightning, and other causes.
As shown in the following table, five states provided 67% of the premium revenues in this segment in 2024.

State	Percentage of Total Premiums
Texas	29%
Louisiana	15
Alabama	10
Florida	7
Georgia	6
Life Insurance Reserves
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits. Life Insurance Reserves by business segment at December 31, 2024 and 2023 were:

DOLLARS IN MILLIONS	2024	2023
Business Segments:
Life Insurance:
Life Insurance	$3,195.1	$3,417.7
Accident & Health Insurance	4.6	4.7
Total Life Insurance Reserves	$3,199.7	$3,422.4
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). Kemper groups together policies with similar types of business for its cohorts, which typically vary by issue year. The Company’s actuaries use a variety of generally accepted actuarial methodologies, in accordance with Actuarial Standards of Practice, in determining the mortality and lapse assumptions. These assumptions are based on judgments that consider the Company’s historical experience, industry data, and other relevant factors. The Company reviews and updates its estimate of cash flows expected over the lifetime of a group of contracts using actual historical experience quarterly and current future cash flow assumptions at least annually to calculate its revised net premium ratio. The revised net premium ratios are then used to calculate an updated liability for future policyholder benefits for the current reporting period, discounted at the original contract issuance discount rate. The Company has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Resulting changes in the liability due to differences in actual versus expected experience, changes in current cash flow assumptions, and prefunding and payout of benefits compared to the carrying amount of the liability as of that same date are recorded as a separate component of benefit expense in the Consolidated Statements of Income (Loss). The current discount rate assumption is an equivalent spot rate curve of annually compounded rates at monthly increments that is derived based on A-credit rated fixed-income instruments reflecting the duration characteristics of the liability. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets.
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
Reinsurance
Consistent with insurance industry practice, the Company’s Life insurance segment utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. As the face amounts of the Company’s issued policies are relatively small, the ceded risks and corresponding premiums are also relatively small, particularly when compared to other companies in the industry. The segment is also exposed to losses from catastrophes arising from insurance policies for contents coverage for personal property. The Life Insurance segment is a party to the Florida Hurricane Catastrophe Fund (“FHCF”) and the Property & Casualty catastrophe excess of loss reinsurance contract.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life Insurance segment’s lapse ratio for individual life insurance was 5%, 5%, and 6% in 2024, 2023 and 2022, respectively.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2023, there were 384 life and health insurance company groups in the United States. The Company’s Life Insurance segment ranked in the top 30% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	102	73%
Net Written Premiums	115	70
Capital and Surplus	116	70
Kemper’s life and health insurance subsidiaries generally compete by using appropriate pricing, offering products to selected markets or geographies, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.
Investments
The quality, nature and amount of the various types of investments that can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, structured bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships. In addition, the quality, nature, amount and concentration of the various types of investments held by Kemper and its subsidiaries affect the amount of asset risk calculated by regulators and rating agencies in determining required capital. See “Regulation” immediately following this subsection and Item 1A., “Risk Factors,” under the caption “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income, the change in fair value of equity and convertible securities and cause realized and unrealized losses.”
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short- and medium-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 11, “Investments,” Note 12, “Income from Investments,” Note 13, “Derivatives,” and Note 14, “Fair Value Measurements,” to the Consolidated Financial Statements.
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
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting practices prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws and regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards developed by the NAIC. Similar reporting obligations and requirements are imposed under Bermuda law on Kemper Bermuda Ltd., Kemper’s offshore subsidiary. RBC standards are intended to enable regulators to assess the level of risk inherent in an insurance company’s business based on asset risk, credit risk, underwriting risk and other business risks relevant to its operations. A company’s requirements are calculated based on an RBC formula and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2024, the total amount of capital held by each of Kemper’s domestic insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements, and the total amount of capital held by Kemper Bermuda Ltd. exceeded the minimum levels required by the Bermuda Monetary Authority’s Enhanced Capital Requirement.
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

Privacy and Cybersecurity Regulation and Oversight
The Company is subject to numerous federal and state laws and state insurance regulations that impose significant requirements and standards for protecting personal and confidential information of insurance company policyholders, employees, and other individuals.
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
State Laws and Regulations
In recent years, state insurance regulators have focused increasing attention on cybersecurity. For example, insurance companies are required to maintain a cybersecurity program, incident response plan and information technology system safeguards that protect personal and confidential information under extensive cybersecurity regulations implemented by the New York Department of Financial Services and statutes adopted by a number of states based on a model data security law adopted by the NAIC. In addition, state insurance regulators focus significant attention on data security during financial exams, and the NAIC has strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. Additional state laws outside of the insurance industry impose notification requirements in the event of cybersecurity breaches affecting their residents. On the privacy front, the California Consumer Privacy Act, as amended, by the California Privacy Rights Act (“CPRA”), which went into effect in January 2023, among other things, requires companies to provide privacy notices and respond to any request made to the company by a California resident regarding his or her personal information used or maintained by the company outside the scope of the GLBA privacy laws. Kemper Bermuda Ltd. is subject to Bermuda’s Personal Information Protection Act, which went into effect on January 1, 2025. The Company anticipates a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal and confidential information. In addition, artificial intelligence technologies (AI) and the evolving AI regulatory framework are creating new privacy and security challenges and associated risks.
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
Human Capital Management
Company Culture
Kemper proudly serves growing niche and underserved markets through appropriate and affordable insurance and financial solutions. Kemper’s Strategic Intent centers on empowering every team member to Act Like an Owner to deliver on our promises to our stakeholders. This concept highlights one of the most important elements of fulfilling our purpose—our employees—and infuses our ownership culture into everything we do.
Our culture empowers employees at every level to take authority and accountability for their roles, driving high performance. We foster this through a dynamic, diverse, and innovative team of individuals who act like owners, continually driven by intellectual curiosity, analytic superiority, and a commitment to being world class operators.
Commitment to a Strong, Performance-Driven and Inclusive Culture
Our strength comes from a dynamic workforce where different perspectives, experiences and talents drive our success. Kemper is committed to fostering an environment where all employees feel valued, empowered and positioned for growth. This commitment enables us to attract and retain the strongest possible high-performance workforce from the broadest sources of talent.
•Workplace: Cultivate an “Act Like an Owner” culture where all employees feel they have a voice, a sense of purpose, and contribute to shared success.
•Workforce: Foster an environment where every individual has the opportunity to grow, develop and make meaningful contributions.
•Marketplace: Expand our reach and impact through strategic partnerships and community engagement that reflect the diverse needs of the customers we serve.
Compliance and Ethics
A culture grounded in compliance and ethical behavior is essential for protecting the Company from actions that could negatively impact our reputation and business results. These values are also critical to the sound operation of our business and contribute to a positive work environment for our employees. Kemper provides a variety of tools and resources to ensure these values create an inclusive and welcoming environment for every member of the Kemper community.
Kemper maintains an open communication environment with multiple channels for reporting fraud, theft, violence, and misconduct. Our compliance reporting protocol strengthens our efforts to foster integrity and ethical behavior, while enabling corrective actions to address any identified issues. In addition, Kemper encourages employees to reach out to their direct manager, another manager, the Kemper Corporate Responsibility Hotline, the Kemper Corporate Compliance and Ethics Officer, or Human Resources with any compliance or ethical concerns.
Employee Development
Kemper’s long-term success is closely tied to the development and engagement of our employees. Kemper offers valuable opportunities for personal and professional growth at every career stage, from early career programs like internships and rotational development programs to manager and leadership development. Individual growth and development is supported through various initiatives, including the Own Your Career program, which provides employees with the resources and tools needed to continue advancing toward career success.
Kemper’s commitment to Own Your Career aligns with our Act Like an Owner culture, offering opportunities for skill building, talent development, and connection with peers and managers to support employees on their path forward.
Engagement with Company Culture
Employee engagement is essential to driving the Company’s culture and success. Kemper fosters elevated engagement through various initiatives and programs, recognizing employees who consistently go above and beyond in contributing to the Company’s success.
We measure engagement through an employee survey, giving all team members the opportunity to provide feedback on key drivers of work satisfaction, including career growth and development, company leadership, compensation and benefits, recognition, collaboration, communication, resources, culture, and ethics. This feedback is reviewed by our business, functional and Human Resources leadership teams to assess employees’ emotional commitment to the most critical engagement factors, refine our culture, and address opportunities to enhance the work experience.
Total Rewards
Total rewards represent the investments Kemper makes to recognize and reward employees for their contributions. This includes both benefits and compensation (base salary, short- and long-term incentives). Kemper is committed to offering a robust and market-competitive total rewards package that helps us attract and retain the talent necessary to grow our company and achieve our goals. Our total rewards are a vital component of the employee experience at Kemper, designed to add value to our business while promoting the health and well-being of all employees.
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
•Benefits navigation
How We Work
At Kemper, we embrace a thoughtful hybrid work model designed to enhance both flexibility and connection within our workforce. This model prioritizes purposeful time in the office, where in-person collaboration, team meetings, and training sessions are maximized to foster engagement, innovation and relationship-building. We believe that intentional in-office interactions are essential to maintaining a strong sense of community and achieving our collective goals.

Our leadership team plays an active role in keeping employees informed and connected by hosting regular in-person and virtual town hall meetings. These sessions provide updates on key priorities and initiatives, celebrate company and team member achievements, and offer a forum for employees to ask questions and share feedback. By blending remote and in-office work, we ensure that all employees have the flexibility to balance work and life while staying connected to the company’s Strategic Intent and culture.

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known or considered material by the Company. Readers are advised to consider all of these factors along with the other information included in this 2024 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements”, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
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
These estimates can be inaccurate or may change over time due to many variables, including changes driven by the evolving legal and regulatory landscape and economic, technological, and other environmental conditions in which the Company operates. For example, changes in international trade practices, such as the increase or imposition of tariffs and the resulting inflationary pressure, could lead to our estimates being inaccurate. In addition, these estimates could be impacted by the rising costs of insurance claims from increased litigation (in part as a result of proliferation of class-action suits and growth in third party litigation funding), the increase in so-called "nuclear verdicts" leading to higher jury awards, broader definitions of liability, and other effects of legal and societal trends referred to as legal system abuse or social inflation.
The process of estimating property and casualty insurance reserves is complex and imprecise. The reserves established by the Company are inherently uncertain estimates and could prove to be inadequate to cover its ultimate losses and expenses. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors will likely result in a projected ultimate loss that is different than the previous projected ultimate loss and may have a material impact on the Company’s estimates. For example, increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in these estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection that Kemper’s property and casualty insurance subsidiaries may purchase. A decrease in the amount of reinsurance coverage that these subsidiaries purchase generally should increase their risk of a more severe loss, and this risk could increase if climate change or other factors results in higher than anticipated losses for reinsurers. As a result, if the amount of available reinsurance is reduced, the cost to obtain reinsurance may increase or Kemper’s subsidiaries may be unable to obtain sufficient reinsurance on acceptable terms, which could adversely affect their ability to write future insurance policies or result in their retaining more risk with respect to those policies.
The extent to which Kemper’s insurance subsidiaries can manage their catastrophe exposure through underwriting strategies may be limited by law or regulatory action and could adversely and materially affect the Company’s results of operations, financial condition and/or liquidity.
Kemper’s property and casualty insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing underwriting guidelines, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which Kemper’s subsidiaries can manage their exposure through these strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may not renew insurance policies in catastrophe-prone areas. In addition, laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s property and casualty insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market.

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
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations affect a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims handling practices, reserve and loss ratio requirements, investment standards, statutory capital and surplus requirements, restrictions on the payment of dividends, approvals of transactions involving a change in control of one or more insurance companies, restrictions on transactions among affiliates, climate change, artificial intelligence, cybersecurity, accounting and consumer privacy and data security. Pre-approval requirements often restrict or delay actions to implement premium rate changes for insurance policies, or to introduce new, or make changes to existing, policy forms and many other actions. These delays can adversely impact Kemper’s business, especially where external factors, such as inflation, may result in a pricing imbalance for the Company’s insurance products.
Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and related emerging developments, see “Regulation” in Item 1.
These laws and regulations, and their application by regulators and courts, are subject to continuous interpretation and revision. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, new issues may emerge. These changes and emerging issues could adversely affect Kemper’s business in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims increasing the likelihood of class-action suits and other legislative and judicial actions, accelerating the payment of claims, repealing or weakening tort reforms or otherwise adding to operational and compliance costs or adversely affecting the Company’s competitive advantages. Practices in the industry or within the Company that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
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
California and Florida represented 80% of the Company’s total personal automobile insurance gross written premiums in 2024. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects Kemper’s revenues and profitability. Significant legislative changes relating to Florida PIP coverage have recently become effective, but it is too early to determine the ultimate impact of these changes. Further, both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. Changes in any of these conditions could negatively impact the Company's results of operations.
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
For information about the Company’s pending legal proceedings, see Note 29, “Commitments and Contingencies,” to the Consolidated Financial Statements.
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
Changes to tax laws or interpretation of such laws could increase Kemper’s corporate tax and reduce earnings. Such events could also reduce the value of Kemper’s tax assets. It is possible that tax law could be changed or be interpreted by regulatory authorities in a manner different than the Company’s interpretation. It is difficult to predict whether there will be any tax law changes, guidance issued by tax authorities or other interpretations which would have a material adverse effect on our business or financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the taxing authorities.
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
Kemper’s insurance subsidiaries obtain, process and store large amounts of data, including personal data, for various business purposes, including marketing, policy origination, claims and payment processing, and competitive differentiation. The data has significant value and Kemper is regularly targeted by cyber attacks seeking to misappropriate the information. Cyber attacks feature increasing sophistication and frequency and include the use of viruses, ransomware, spyware and other malware and infiltration methods. In addition, the Company has exposure through equipment and system failure and as a result of the conduct of our employees and contractors (through inadvertent error, negligence or intentional misconduct). These exposures can create or increase the Company’s vulnerability to the loss or misuse of data. The Company uses an array of security measures, with policies and procedures designed to secure this information and the Company’s data systems. Notwithstanding these efforts, the Company’s data systems, have been breached or otherwise exposed in the past and remain vulnerable to future security breaches or other exposures. Successful breaches or other exposures could result in data loss, business interruption, reputational damage, ransom demands, investigations and litigation. The Company has been and will continue to be exposed to damages, regulatory penalties and other liabilities, reputational risk and significant increases in compliance and litigation costs as a result of these occurrences, which could have a material adverse impact on our financial condition and results of operations.
Kemper’s business operations rely on third parties, which are inherently prone to technology and cybersecurity risks outside of our direct control.
Kemper relies on third parties to provide services that are essential to business operations, such as policy origination, claims processing, procurement, payments, back-office functions, and IT hosting. The software, systems and services provided by our third-party providers (including offshore service providers) may not meet our expectations, contain errors or weaknesses, become compromised or experience breaches or outages. The Company’s ability to prevent or remediate such an occurrence is limited. A failure of such third-party providers or their software or systems to perform effectively, maintain information security, or provide uninterrupted service and access to those systems, could materially adversely affect Kemper’s business. For example, the Company could be prevented from conducting business functions, including the timely payment and/or processing of claims, or the information of the Company or its customers could be compromised. Any such failures could adversely impact the ability to serve existing customers and attract new business, and could create regulatory and litigation exposure.
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
Cybersecurity events, business interruptions or other exposures may cause potential deterioration in Kemper’s reputation with an adverse impact on the Company’s financial condition or results of operations.
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
The interest rate environment has a significant impact on the Company’s financial results and position. An increase in interest rates or credit spreads generally reduces the carrying value of the Company’s investment portfolio, particularly fixed maturities, and limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”) that invest in distressed and mezzanine debt of other companies that exhibit debt-like characteristics. A decline in interest rates would adversely affect the Company’s investment income due to a decline in yield on its fixed maturities that pay floating rate interest or as it invests cash in new investments that may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may seek to refinance their borrowings at lower rates and, accordingly, prepay or redeem securities the Company holds as investments more quickly than the Company initially expected. Such prepayment or redemption action may cause the Company to reinvest the redeemed proceeds in lower yielding investments.
Kemper’s Life business writes long duration insurance contracts which are priced in consideration of the interest rate environment. If the Company is not able to purchase investments that match that duration of the liabilities and there is a decline in interest rates, the Company could experience a significant deterioration in results.
The Company invests a portion of its investment portfolio in equity securities, which generally have more volatile returns than fixed maturities and may experience sustained periods of depressed values. There are multiple factors that could negatively impact the performance of the Company’s equity portfolio, including general economic conditions, industry or sector deterioration and issuer-specific concerns. A decline in equity values will result in losses being recognized by the Company in the period such change in fair value occurs, which may be significant. In addition to a decline in equity values, issuer-specific concerns may result in a decrease in dividend income, resulting in a decline in net investment income.
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
The Company routinely evaluates opportunities for transactions such as mergers, acquisitions, divestitures, and/or other strategic initiatives that would enhance its business and align with the Company’s strategic plans. Kemper’s ability to achieve the anticipated financial benefits from transactions may not be realized due to any number of factors, including, but not limited to, integration or execution difficulties or failures that may result in substantial disruptions, costs, or delays and adversely affect the Company’s ability to compete, the loss of key agents/brokers, customers or employees, unexpected or underestimated liabilities, increased costs, fees, expenses and charges related to transactions, or may be delayed by factors outside of the Company’s control. These adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. In addition, the Company’s strategic initiatives, such as the operation of Kemper Reciprocal, may not perform as expected or deliver the expected benefits to the Company. Failure to successfully and timely realize the anticipated benefits of these transactions or initiatives could have a negative impact on Kemper’s financial condition, profitability, and results from operations.
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
•Increases in inflation
•Reduced availability of credit
•Economic downturns
•Increased unemployment and reduced consumer spending
•Changes in government policies
•International trade practices, including tariffs or other excise taxes

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
Item 1B.    Unresolved Staff Comments.
The Company has no unresolved staff comments issued more than 180 days before December 31, 2024, the date of this Annual Report on Form 10-K.
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
The Company’s CISO is primarily responsible for management of the Company’s information security program. The Company’s current CISO has significant experience in information security, as do members of the information security team. The Company participates in certain industry cybersecurity intelligence, risk sharing organizations and law enforcement organizations.
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
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy ten buildings located in seven states consisting of approximately 227,000 square feet in the aggregate. Kemper’s subsidiaries hold, solely for investment purposes, additional properties that are not occupied by Kemper or its subsidiaries.
Leased Facilities
The Company leases four floors, or approximately 92,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 500,000 at 91 locations in twelve states. The latest expiration date of the existing leases is in September 2031. Kemper’s life insurance subsidiaries lease facilities with aggregate square footage of approximately 373,000 at 96 locations in 23 states. The latest expiration date of the existing leases is in October 2029.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations. Leased properties with aggregate square footage of 190,000 are not currently utilized in the Company's operations and are not expected to be utilized by the Company throughout the remainder of their respective lease terms.
Item 3.    Legal Proceedings.
Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 29, “Commitments and Contingencies,” to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the NYSE under the symbol of “KMPR.”
Holders
As of January 31, 2025, the number of record holders of Kemper’s common stock was 2,408.

Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024	Dec 31, 2024
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Dec 31, 2023
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 18, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
Issuer Purchases of Equity Securities
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2024, the remaining share repurchase authorization was $132.8 million under the repurchase program.
Shares repurchased and retired during the three months ended December 31, 2024 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
October 2024	165,511	$60.14	165,511	$136.7
November 2024	63,250	$63.16	63,250	$132.8
December 2024	—	$—	—	$132.8
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2019 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Comparison of Cumulative Five Year Total Return

$225
$200
$175
$150
$125
$100
$75
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Kemper Corporation
S&P MidCap 400 Index
S&P Supercomposite Insurance Index

Company / Index	2019	2020	2021	2022	2023	2024
Kemper Corporation	$100.00	$100.84	$78.55	$67.40	$68.44	$95.28
S&P MidCap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
S&P Supercomposite Insurance Index	100.00	98.70	128.18	140.14	154.07	195.70

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
(ii) Net Realized Investment Gains (Losses);
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income (Loss) for the years ended December 31, 2024, 2023 or 2022.
Change in Fair Value of Equity and Convertible Securities, Net Realized Investment Gains (Losses) and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction Costs, Integration Costs, and Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. Debt Extinguishment, Pension Settlement and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Goodwill Impairment Charges are excluded because they are infrequent and non-recurring charges. Non-Core Operations includes the results of our Preferred Insurance business which we expect to fully exit. These

NON-GAAP FINANCIAL MEASURES (Continued)
results are excluded because they are irrelevant to our ongoing operations and do not qualify for Discontinued Operations under GAAP. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
Underlying Losses and Loss Adjustment Expense (“LAE”) and Underlying Combined Ratio
The following discussion of segment results uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure.
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
SUMMARY OF RESULTS
Net Income attributable to Kemper Corporation was $317.8 million ($4.95 per unrestricted common share) for the year ended December 31, 2024, compared to Net Loss attributable to Kemper Corporation of $272.1 million ($(4.25) per unrestricted common share) for the year ended December 31, 2023.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUMMARY OF RESULTS (Continued)
A reconciliation of Net Income (Loss) attributable to Kemper Corporation to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the years ended December 31, 2024, 2023 and 2022 is presented below.

DOLLARS IN MILLIONS	2024	2023	Change from 2023 to 2024	2022	Change from 2022 to 2023
Net Income (Loss) attributable to Kemper Corporation	$317.8	$(272.1)	$589.9	$(286.6)	$14.5
Less:
Change in Fair Value of Equity and Convertible Securities	$(2.1)	$3.7	$(5.8)	$(63.1)	$66.8
Net Realized Investment Gains (Losses)	10.4	(14.7)	25.1	3.4	(18.1)
Impairment Losses	(4.6)	(0.9)	(3.7)	(20.4)	19.5
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(31.8)	(95.0)	63.2	(61.3)	(33.7)
Debt Extinguishment, Pension Settlement and Other Charges	(7.4)	(55.5)	48.1	(2.9)	(52.6)
Goodwill Impairment Charge	—	(45.5)	45.5	—	(45.5)
Non-Core Operations	(28.2)	(17.0)	(11.2)	(25.9)	8.9
Adjusted Consolidated Net Operating Income (Loss)	$381.5	$(47.2)	$428.7	$(116.4)	$69.2

Components of Adjusted Consolidated Net Operating Income (Loss):
Segment Adjusted Net Operating Income (Loss):
Specialty Property & Casualty Insurance	$376.3	$(57.1)	$433.4	$(147.4)	$90.3
Life Insurance	50.2	51.8	(1.6)	68.8	(17.0)
Total Segment Adjusted Net Operating Income (Loss)	426.5	(5.3)	431.8	(78.6)	73.3
Corporate and Other Adjusted Net Operating Loss	(50.3)	(42.1)	(8.2)	(37.8)	(4.3)
Less: Net Loss attributable to Noncontrolling Interest	(5.3)	(0.2)	(5.1)	—	(0.2)
Adjusted Consolidated Net Operating Income (Loss)	$381.5	$(47.2)	$428.7	$(116.4)	$69.2
Net Income (Loss) attributable to Kemper Corporation
2024 Compared with 2023
Net Income (Loss) attributable to Kemper Corporation increased by $589.9 million in 2024, compared to 2023, due primarily to higher Adjusted Consolidated Net Operating Income and lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs from the completion of certain strategic initiatives and lower costs in connection with the 2023 cost structure optimization initiatives. The increase was also due to the absence of a $55.5 million after-tax noncash charge related to the settlement of the Company’s pension obligations recorded in 2023, and the absence of a $45.5 million after-tax charge from the impairment of the goodwill asset related to the Preferred Property & Casualty Insurance business that was also recorded in 2023.
Adjusted Consolidated Net Operating Income (Loss) increased by $428.7 million in 2024, compared to 2023, due primarily to an improvement in the Specialty Property & Casualty Insurance segment profitability driven by higher average earned premiums per exposure resulting from rate increases, lower underlying claim frequency, and lower adverse prior year development.
The loss from Non-Core Operations increased by $11.2 million in 2024, compared to 2023, primarily due to reduced earned premiums during the run-off period and increasing claim severity, partially offset by reduced claim frequency and increased average earned premium as a result of rate increases.
Corporate and Other Adjusted Net Operating Loss increased $8.2 million in 2024, compared to 2023, due primarily to increased overhead expenses, partially offset by increased investment income.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUMMARY OF RESULTS (Continued)
Revenues
2024 Compared with 2023
Total Revenues decreased by $305.6 million to $4,638.6 million in 2024, compared to $4,944.2 million in 2023. The decrease was primarily driven by a reduction in earned premiums.
Earned Premiums decreased by $313.5 million to $4,215.9 million in 2024, compared to $4,529.4 million in 2023, primarily driven by a $263.7 million reduction from our Non-Core Operations, due primarily to lower volumes resulting from the exit and run-off of the Preferred Insurance business. The decrease was also due to $56.1 million lower earned premiums from the Specialty Property & Casualty Insurance segment due to lower average business volumes resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.
Net Investment Income decreased by $12.2 million in 2024, compared to 2023, mostly driven by lower earnings from equity method investments, which included a $15.1 million loss from an investment valuation adjustment of one real estate investment in our alternative investment portfolio, and lower levels of fixed income securities, partially offset by higher levels of Short-term Investments.
Net Realized Investment Gains (Losses) increased by $31.8 million in 2024, compared to 2023, due primarily to the absence of net realized losses on ultra-long treasury future derivative transactions recorded in 2023 and increased gains on sales of fixed maturity investments.
CATASTROPHES
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are and may be a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by ISO to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CATASTROPHES (Continued)
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2024, 2023 and 2022 are presented below.

	Year Ended
	Dec 31, 2024		Dec 31, 2023		Dec 31, 2022
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	69	$47.7	68	$77.7	59	$54.6
$5 - $10	3	17.6	3	19.0	2	10.2
$10 - $15	—	—	—	—	1	14.5
$15 - $20	—	—	—	—
$20 - $25	—	—	—	—
Greater Than $25	—	—	—	—
Total	72	$65.3	71	$96.7	62	$79.3

Specialty Property & Casualty Insurance		$19.9		$34.5		$23.0
Life Insurance		2.2		2.2		1.8
Non-Core Operations		43.2		60.0		54.5
Total Catastrophe Losses and LAE		$65.3		$96.7		$79.3
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
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2024, 2023 and 2022. See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life Insurance Business” sections of Item 1(c), “Description of Business,” and Note 26, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2024, 2023 and 2022 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2024	2023	2022
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	$23.8	$168.9	$(10.5)
Catastrophe	6.0	(9.1)	(4.1)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years	$29.8	$159.8	$(14.6)

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LOSS AND LAE RESERVE DEVELOPMENT (Continued)
See MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Life Insurance,” and Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2024 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

(Dollars in Millions)	2024	2023	2022
Net Premiums Written	$3,685.4	$3,305.4	$3,934.4

Earned Premiums	$3,576.4	$3,632.5	$4,046.4
Net Investment Income	189.6	168.3	140.7
Change in Value of Alternative Energy Partnership Investments	1.4	1.6	(9.9)
Other Income	4.7	4.5	6.0
Total Revenues	3,772.1	3,806.9	4,183.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,514.8	2,974.5	3,569.2
Catastrophe Losses and LAE	19.9	34.5	23.0
Prior Years:
Non-catastrophe Losses and LAE	6.3	135.2	(14.6)
Catastrophe Losses and LAE	0.7	(2.3)	0.6
Total Incurred Losses and LAE	2,541.7	3,141.9	3,578.2
Insurance Expenses	759.5	741.3	801.9
Segment Adjusted Operating Income (Loss)	470.9	(76.3)	(196.9)
Income Tax Expense (Benefit)	94.6	(19.2)	(49.5)
Total Segment Adjusted Net Operating Income (Loss)	$376.3	$(57.1)	$(147.4)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.3%	82.0%	88.2%
Current Year Catastrophe Losses and LAE Ratio	0.6	0.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.2	3.7	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—
Total Incurred Loss and LAE Ratio	71.1	86.5	88.4
Insurance Expense Ratio	21.2	20.4	19.8
Combined Ratio	92.3%	106.9%	108.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	70.3%	82.0%	88.2%
Insurance Expense Ratio	21.2	20.4	19.8
Underlying Combined Ratio	91.5%	102.4%	108.0%
Non-GAAP Measure Reconciliation
Combined Ratio	92.3%	106.9%	108.2%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.6	0.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.2	3.7	(0.4)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—
Underlying Combined Ratio	91.5%	102.4%	108.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

(Dollars in Millions)	Dec 31, 2024	Dec 31, 2023
Insurance Reserves:
Personal Automobile	$1,626.0	$1,711.9
Commercial Automobile	721.9	596.8
Total Insurance Reserves	$2,347.9	$2,308.7

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$921.8	$999.9
Incurred But Not Reported	1,250.6	1,132.8
Total Loss and LAE Reserves	2,172.4	2,132.7
Unallocated LAE Reserves	175.5	176.0
Total Insurance Reserves[1]	$2,347.9	$2,308.7
[1]Includes $9.4 million attributable to Kemper Reciprocal as of December 31, 2024, which is reported as a consolidated variable interest entity.
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
Overall
2024 Compared with 2023
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $376.3 million for the year ended December 31, 2024, compared to Total Segment Adjusted Net Operating Loss of $57.1 million in 2023. Segment adjusted net operating results improved by $433.4 million that included a $375.5 million and $57.9 million increase from personal automobile and commercial vehicle insurance, respectively, due primarily to higher average earned premiums per exposure resulting from rate increases, lower underlying claim frequency, and lower adverse prior year development.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $56.1 million in 2024, compared to 2023, due to lower average business volumes resulting from targeted actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $21.3 million in 2024, compared to 2023, due primarily to higher levels of Fixed Income Securities, higher rates earned on and level of Short-term investments and Company-Owned Life Insurance.
Incurred Loss and LAE were $2,541.7 million or 71.1% of earned premiums for the year ended December 31, 2024 compared to $3,141.9 million or 86.5% of earned premiums, in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio, lower adverse prior year development and lower catastrophe losses. Underlying losses and LAE as a percentage of earned premiums were 70.3% in 2024, an improvement of 11.7 percentage points, compared to 2023, driven by higher average earned premium per exposure (21.7% increase year over year) resulting from rate increases and lower underlying claims frequency, partially offset by higher claims average severity. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $7.0 million for 2024 compared to adverse development of $132.9 million for 2023 due primarily to normalization in loss patterns within personal injury protection, physical damage,

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
and bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $19.9 million for 2024 compared to $34.5 million for 2023, a decrease of $14.6 million due to lower average severity per catastrophe event.
Insurance Expenses were $759.5 million, or 21.2% of earned premiums, for the year ended December 31, 2024, compared to $741.3 million, or 20.4% of earned premiums in 2023. Insurance Expenses increased $18.2 million due to higher volume-related expenses associated with increased new business volumes. As a percentage of earned premiums, Insurance Expenses increased 0.8% as expense increases outpaced earned premium growth.
The Specialty Property & Casualty Insurance segment’s 2024 effective tax rate was 20.1%, compared to 25.3% in 2023. The effective income tax rate for 2024 and 2023 differs from the federal statutory income tax rate primarily due to investments in Company-Owned Life Insurance, Tax-Exempt Investment Income and Dividends Received Deductions. The change in the effective tax rate from 2023 is driven by an increased benefit from Company-Owned Life Insurance.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2024, 2023, and 2022 is presented below.

DOLLARS IN MILLIONS	2024	2023	2022
Net Premiums Written	$2,887.7	$2,677.5	$3,305.1
Earned Premiums	$2,851.4	$2,977.8	$3,496.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$1,984.7	$2,464.0	$3,153.9
Catastrophe Losses and LAE	14.5	29.6	20.7
Prior Years:
Non-catastrophe Losses and LAE	(0.9)	111.0	(18.1)
Catastrophe Losses and LAE	0.7	(2.3)	0.5
Total Incurred Losses and LAE	$1,999.0	$2,602.3	$3,157.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.6%	82.8%	90.2%
Current Year Catastrophe Losses and LAE Ratio	0.5	1.0	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	—	3.7	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	—	(0.1)	—
Total Incurred Loss and LAE Ratio	70.1%	87.4%	90.3%
Insurance Expense Ratio	21.8%	21.0%	20.1%
Combined Ratio	91.9%	108.4%	110.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	69.6%	82.8%	90.2%
Insurance Expense Ratio	21.8%	21.0%	20.1%
Underlying Combined Ratio	91.4%	103.8%	110.3%
Non-GAAP Measure Reconciliation
Combined Ratio as Reported	91.9%	108.4%	110.4%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.5%	1.0%	0.6%
Prior Years Non-catastrophe Losses and LAE Ratio	—%	3.7%	(0.5)%
Prior Years Catastrophe Losses and LAE Ratio	—%	(0.1)%	—%
Underlying Combined Ratio	91.4%	103.8%	110.3%
2024 Compared with 2023
Earned Premiums in personal automobile insurance decreased by $126.4 million in 2024, compared to 2023, due to lower average business volumes driven by targeted pricing and underwriting actions to improve profitability, partially offset by higher average earned premium per exposure resulting from rate increases. Incurred losses and LAE were $1,999.0 million, or 70.1% of earned premiums, in 2024, compared to $2,602.3 million, or 87.4% of earned premiums, in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio, lower adverse prior year development, and lower catastrophe losses. Underlying losses and LAE as a percentage of related earned premiums were 69.6% in 2024, compared to 82.8% in 2023, an improvement of 13.2 percentage points driven by higher average earned premiums per exposure resulting from rate increases and a lower frequency of claims, partially offset by higher claims average severity trends. Favorable loss and LAE reserve development was $0.2 million in 2024, compared to adverse loss and LAE reserve developments of $108.7 million in 2023, an improvement of $108.9 million due primarily to stabilization

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
of loss patterns. Catastrophe losses and LAE (excluding reserve development) were $14.5 million in 2024 compared to $29.6 million in 2023, an improvement of $15.1 million mainly due to lower average severity per catastrophe event.
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2024	2023	2022
Net Premiums Written	$797.7	$627.9	$629.3
Earned Premiums	$725.0	$654.7	$549.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$530.1	$510.5	$415.3
Catastrophe Losses and LAE	5.4	4.9	2.3
Prior Years:
Non-catastrophe Losses and LAE	7.2	24.2	3.5
Catastrophe Losses and LAE	—	—	0.1
Total Incurred Losses and LAE	$542.7	$539.6	$421.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.2%	78.0%	75.6%
Current Year Catastrophe Losses and LAE Ratio	0.7	0.7	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	3.7	0.6
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	74.9%	82.4%	76.6%
Insurance Expense Ratio	19.1%	17.6%	18.2%
Combined Ratio	94.0%	100.0%	94.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	73.2%	78.0%	75.6%
Insurance Expense Ratio	19.1%	17.6%	18.2%
Underlying Combined Ratio	92.3%	95.6%	93.8%
Non-GAAP Measure Reconciliation
Combined Ratio as Reported	94.0%	100.0%	94.8%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.7%	0.7%	0.4%
Prior Years Non-catastrophe Losses and LAE Ratio	1.0%	3.7%	0.6%
Prior Years Catastrophe Losses and LAE Ratio	—%	—%	—%
Underlying Combined Ratio	92.3%	95.6%	93.8%
2024 Compared with 2023
Earned premiums from commercial automobile insurance increased by $70.3 million in 2024, compared to 2023, due primarily to higher average earned premium per exposure resulting from rate increases and targeted mix shifts. Incurred losses and LAE were $542.7 million, or 74.9% of earned premiums, in 2024, compared to $539.6 million, or 82.4% of earned premiums, in 2023. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss ratio and lower adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 73.2% in 2024, compared to 78.0% in 2023, an improvement of 4.8 percentage points due primarily to higher average earned premiums per exposure resulting from rate increases and mix shifts and a lower frequency of claims, partially offset by higher claims average severity trends. Adverse loss and LAE reserve development was $7.2 million in 2024,

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
compared to adverse development of $24.2 million in 2023, an improvement of $17.0 million due primarily to stabilization of loss patterns.
LIFE INSURANCE
Selected financial information for the Life Insurance segment is presented below.

(Dollars in Millions)	2024	2023	2022
Earned Premiums	$393.9	$387.6	$571.5
Net Investment Income	170.6	193.4	216.5
Change in Value of Alternative Energy Partnership Investments	0.6	0.7	(5.3)
Other Income (Loss)	0.5	(0.2)	(0.6)
Total Revenues	565.6	581.5	782.1
Policyholders’ Benefits and Incurred Losses and LAE	234.5	243.4	360.8
Insurance Expenses	272.1	275.8	343.3
Segment Adjusted Operating Income	59.0	62.3	78.0
Income Tax Expense	8.8	10.5	9.2
Total Segment Adjusted Net Operating Income	$50.2	$51.8	$68.8
INSURANCE RESERVES

(Dollars in Millions)	Dec 31, 2024	Dec 31, 2023
Insurance Reserves:
Future Policyholder Benefits	$3,154.3	$3,375.6
Incurred Losses and LAE Reserves:
Life	40.8	42.1
Accident and Health	4.6	4.7
Property	2.7	2.9
Total Incurred Losses and LAE Reserves	48.1	49.7
Total Insurance Reserves	$3,202.4	$3,425.3
See Note 2 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.
2024 Compared with 2023
The Life Insurance Segment reported Total Segment Adjusted Net Operating Income of $50.2 million in 2024, compared to $51.8 million in 2023. The decrease in segment net operating results was primarily due to a reduction in net investment income, partially offset by favorable mortality experience from life insurance products.
Earned Premiums increased by $6.3 million for the year ended December 31, 2024, compared to 2023, due primarily to changes in assumptions as part of the annual assumption update for Deferred Profit Liability in 2024 ($4.8 million reduction in Earned Premiums) as compared to 2023 ($15.0 million reduction in Earned Premiums). Excluding this impact, Earned Premiums decreased by $3.9 million due primarily to lower volume on life and property insurance.
Net Investment Income decreased by $22.8 million in 2024, compared to 2023, due primarily to lower earnings from alternative investments, which included a $15.1 million loss from an investment valuation adjustment of one real estate investment, and lower levels of fixed income securities.
Policyholders’ Benefits and Incurred Losses and LAE decreased by $8.9 million in 2024, compared to 2023. Changes in assumptions from the annual assumption update reduced policyholders’ benefits and incurred losses and LAE by $11.9 million and $23.3 million in 2024 and 2023, respectively. Excluding this impact, Policyholders’ Benefits and Incurred Losses and LAE

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIFE INSURANCE (Continued)
decreased $20.3 million due primarily to improved mortality experience in life insurance products and lower Policyholders’ Benefits in accident and health products.
The Life Insurance segment’s 2024 effective income tax rate was 14.9% compared to 16.9% in 2023. The effective income tax rate for 2024 and 2023 differs from the federal statutory income tax rate primarily due to investments in Company-Owned Life Insurance and Tax-Exempt Investment Income. The decrease in the effective tax rate from 2023 is driven by an increased benefit from Company-Owned Life Insurance.
INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2024, 2023 and 2022 is presented below.

(Dollars in Millions)	2024	2023	2022
Investment Income:
Interest on Fixed Income Securities[1,2]	$315.3	$323.3	$290.0
Dividends on Equity Securities Excluding Alternative Investments	5.4	4.4	6.3
Alternative Investments:
Equity Method Limited Liability Investments	(18.2)	10.5	31.3
Limited Liability Investments Included in Equity Securities	24.5	19.0	42.1
Total Alternative Investments	6.3	29.5	73.4
Short-term Investments	33.5	18.0	3.7
Loans to Policyholders	21.0	20.9	21.5
Real Estate	8.8	8.9	10.1
Company-Owned Life Insurance	35.7	29.2	37.9
Other	8.2	12.9	7.7
Total Investment Income	434.2	447.1	450.6
Investment Expenses:
Real Estate	8.7	8.8	7.9
Other Investment Expenses[1]	18.0	18.6	20.1
Total Investment Expenses	26.7	27.4	28.0
Net Investment Income	$407.5	$419.7	$422.6
1In 2024, the Company changed its presentation of the details of investment performance to report interest expense incurred on Federal Home Loan Bank ("FHLB") borrowings as an offset to interest on fixed income securities since FHLB borrowings are used for spread lending purposes. The interest expense incurred on FHLB borrowings was previously reported within Other Investment Expenses. The prior period amounts presented above have been updated to reflect this change in presentation.

[2]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $20.3 million, $22.7 million and $10.1 million for the year ended December 31, 2024, 2023, and 2022, respectively.

2024 Compared with 2023
Net Investment Income was $407.5 million and $419.7 million for the years ended December 31, 2024 and 2023, respectively. Net Investment Income decreased by $12.2 million in 2024 mostly driven by lower earnings from equity method securities, which included a $15.1 million loss from an investment valuation adjustment of one real estate investment in our alternative investment portfolio, and lower levels of fixed income securities, partially offset by higher levels of Short-term Investments.
Income and distributions on alternative investments can fluctuate significantly between periods as they are influenced by operating performance of the underlying investments, changes in market or economic conditions or the timing of asset sales.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT RESULTS (Continued)
Change in Unrealized Gains and Losses on Investments
The change in unrealized losses on investments for the year ended December 31, 2024 was an increase of $200.0 million, primarily attributable to increases in interest rates.
Change in Fair Value of Equity and Convertible Securities
The components of Change in Fair Value of Equity and Convertible Securities for the years ended December 31, 2024 and 2023 are presented below.

(Dollars in Millions)	2024	2023
Preferred Stocks	$1.0	$1.8
Common Stocks	2.2	—
Other Equity Interests:
Exchange Traded Funds	(0.6)	0.6
Limited Liability Companies and Limited Partnerships	(5.3)	2.3
Total Other Equity Interests	(5.9)	2.9
Change in Fair Value of Equity Securities	(2.7)	4.7
Change in Fair Value of Convertible Securities	—	—
Change in Fair Value of Equity and Convertible Securities	$(2.7)	$4.7
Net Realized Gains (Losses) on Sales of Investments
The components of Net Realized Investment Gains (Losses) for the year ended December 31, 2024, 2023 and 2022 are presented below.

(Dollars in Millions)	2024	2023	2022
Fixed Maturities:
Gains on Sales	$20.2	$5.9	$31.6
Losses on Sales	(3.2)	(10.9)	(31.9)
(Losses) Gains on Hedging Activity	(7.9)	(11.9)	1.7
Equity Securities:
Gains on Sales	4.2	0.6	9.7
Losses on Sales	(0.1)	(2.5)	(6.8)
Other Investments:
Gains on Sales	4.2	0.2	—
Losses on Sales	(4.2)	—	—
Net Realized Investment Gains (Losses)	$13.2	$(18.6)	$4.3

Gross Gains on Sales	$28.6	$6.7	$41.3
Gross Losses on Sales	(7.5)	(13.4)	(38.7)
(Losses) Gains on Hedging Activity	(7.9)	(11.9)	1.7
Net Realized Investment Gains (Losses)	$13.2	$(18.6)	$4.3

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT RESULTS (Continued)
Fixed Maturities
Net realized gains and losses on sales of fixed maturities for the year ended December 31, 2024 primarily relate to normal portfolio management. The net realized losses on hedging activity for the year ended December 31, 2024 related to treasury futures that did not qualify for hedge accounting treatment.
Net realized gains and losses on sales of fixed maturities for the year ended December 31, 2023 primarily relate to normal portfolio management.
Equity Securities
Net realized gains and losses on sales of equity securities for the year ended December 31, 2024 primarily related to disposals of equity securities and preferred stock.
Net realized gains and losses on sales of equity securities for the year ended December 31, 2023 primarily related to disposals of equity securities and preferred stock.
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Consolidated Statements of Income (Loss) in the period that the declines are evaluated. Conversely, an increase in the fair value or disposal of an investment with a previously established credit allowance will result in the reversal of impairment losses reported in the Consolidated Statements of Income (Loss) in the period.
The components of Impairment Losses in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024, 2023, 2022 were:

	2024		2023		2022
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(4.8)	20	$(0.1)	21	$(25.8)	57
Equity Securities at Modified Cost	(0.4)	3	(0.5)	1	—	—
Real Estate	(0.4)	7	—	—	—	—
Other	(0.2)	1	(0.5)	6	—	—
Impairment Losses[1]	$(5.8)		$(1.1)		$(25.8)
I Includes losses from intent-to-sell securities and direct write-down securities of $3.3 million, $2.0 million and $23.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Fixed Maturities
Impairment Losses recognized in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024 related primarily to investments in securities with direct write-downs and in Fixed Maturities where the Company established an allowance for expected credit losses.
Impairment Losses recognized in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023 related primarily to investments in Intent-to-Sell securities.
Equity Securities
The Company recognized Impairment Losses in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024 primarily related to investments in Equity Securities at Modified Cost where the Company has the intent or requirement to sell.
The Company recognized Impairment Losses in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023 primarily related to investments in Equity Securities at Modified Cost where the Company has the intent or requirement to sell.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT RESULTS (Continued)
Real Estate
The Company recognized Impairment Losses on Real Estate Held for Investment in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024 related to properties held with the intent to sell.
The Company did not recognize any Impairment Losses on Real Estate Held for Investment in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At December 31, 2024, approximately 95.7% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at December 31, 2024 and 2023.

DOLLARS IN MILLIONS		Dec 31, 2024			Dec 31, 2023
NAIC Rating	Rating	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
1	AAA, AA, A	$5,253.1	$4,576.4	71.4%	$5,471.8	$4,962.0	72.1%
2	BBB	1,749.3	1,557.6	24.3	1,803.7	1,657.3	24.1
3-4	BB, B	233.0	221.7	3.5	227.1	204.4	3.0
5-6	CCC or Lower	59.6	53.9	0.8	63.2	58.2	0.8
Total Investments in Fixed Maturities		$7,295.0	$6,409.6	100.0%	$7,565.8	$6,881.9	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $14.2 million and $25.5 million at December 31, 2024 and 2023, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2024 and 2023.

	Dec 31, 2024		Dec 31, 2023
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$486.8	5.5%	$511.5	5.7%
States and Political Subdivisions:
Revenue Bonds	1,105.7	12.4	1,235.2	13.9
States	72.4	0.8	99.8	1.1
Political Subdivisions	55.1	0.6	66.9	0.8
Foreign Governments	6.6	0.1	3.8	—
Total Investments in Governmental Fixed Maturities	$1,726.6	19.4%	$1,917.2	21.5%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2024 and 2023.

	Dec 31, 2024		Dec 31, 2023
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$1,969.1	22.2%	$2,070.5	23.3%
Manufacturing	1,014.3	11.4	1,077.6	12.1
Transportation, Communication and Utilities	793.0	8.9	807.3	9.1
Services	582.9	6.6	639.4	7.2
Mining	153.3	1.7	174.3	2.0
Retail Trade	125.7	1.4	156.0	1.8
Construction	11.7	0.1	4.4	—
Other	33.0	0.4	35.2	0.4
Total Investments in Non-governmental Fixed Maturities	$4,683.0	52.7%	$4,964.7	55.9%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31, 2024.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	659	$1,330.4
$5 -$10	193	1,404.8
$10 - $20	98	1,343.9
$20 - $30	17	394.5
Greater Than $30	6	209.4
Total	973	$4,683.0
The Company’s short-term investments primarily consist of U.S. Treasury bills, short-term bonds, and money market funds. At December 31, 2024, the Company had $834.7 million invested in U.S. Treasury bills and short-term bonds and $202.4 million invested in money market funds, which primarily invest in U.S. Treasury securities.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government, Government Agencies and Authorities, and Short-term Investments, at December 31, 2024.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$133.2	1.5%
Texas	101.2	1.1
Michigan	81.7	0.9
Georgia	68.8	0.8
New York	59.8	0.7
Pennsylvania	55.7	0.6
Florida	53.0	0.6
Louisiana	37.4	0.4
Virginia	35.6	0.4
Colorado	35.1	0.4
Total	$661.5	7.4%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, senior debt, real estate and leveraged buyouts. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests included in Equity Securities at Fair Value, or Equity Securities at Modified Cost, depending on the accounting method used to report the investment. Additional information pertaining to these investments at December 31, 2024 and 2023 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2024	Dec 31, 2024	Dec 31, 2023
Reported as Equity Method Limited Liability Investments:
Senior Debt	$48.2	$19.1	$19.0
Mezzanine Debt	40.8	116.7	125.4
Secondary Transactions	1.6	5.5	7.9
Leveraged Buyout	0.6	7.5	8.6
Growth Equity	—	—	1.2
Hedge Fund	—	0.1	0.1
Distressed Debt	—	4.4	7.9
Real Estate	—	27.3	41.9
Other	0.1	5.7	9.7
Total Equity Method Limited Liability Investments	91.3	186.3	221.7

Alternative Energy Partnership Investments	—	17.6	17.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	67.0	116.9	124.0
Leveraged Buyout	30.4	19.2	19.0
Distressed Debt	15.0	11.7	12.4
Senior Debt	8.4	26.3	24.8
Growth Equity	8.0	7.0	6.4
Secondary Transactions	1.6	2.4	2.8
Hedge Funds	—	—	1.9
Other	0.2	0.1	0.1
Total Reported as Other Equity Interests at Fair Value	130.6	183.6	191.4
Reported as Equity Securities at Modified Cost:
Other	—	1.8	4.8
Total Reported as Equity Securities at Modified Cost	—	1.8	4.8
Total Investments in Limited Liability Companies and Limited Partnerships	$221.9	$389.3	$435.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INSURANCE, INTEREST AND OTHER EXPENSES
Expenses for the year ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Insurance and Other Expenses:
Insurance Expenses:
Policy Acquisition Costs	$641.6	$707.6	$838.5
Business Unit Operating Costs	277.4	256.1	282.4
Corporate Overhead Costs	194.9	200.0	207.8
Insurance Expenses	1,113.9	1,163.7	1,328.7
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	40.3	120.3	62.9
Pension Settlement	(2.6)	70.2	—
Other Corporate Costs	28.5	11.4	12.3
Other Expenses	66.2	201.9	75.2
Insurance and Other Expenses	1,180.1	1,365.6	1,403.9
Interest Expense	56.9	56.1	54.7
Loss from Early Extinguishment of Debt	—	—	3.7
Goodwill Impairment	—	49.6	—
Total Insurance, Interest, and Other Expenses	$1,237.0	$1,471.3	$1,462.3
Insurance and Other Expenses
Insurance Expenses were $1,113.9 million in 2024 compared to $1,163.7 million in 2023. Insurance Expenses decreased by $49.8 million in 2024 due primarily to lower policies in force.
Other Expenses decreased by $135.7 million in 2024, compared to 2023, due primarily to lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs from the completion of certain strategic initiatives and lower costs in connection with the 2023 cost structure optimization initiatives, and lower Pension Settlement costs.
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs for the year ended December 31, 2024 included $35.9 million of integration expenses due to continued investments in information technology. These expenses for the year ended December 31, 2023 included $60.4 million of integration expenses due to continued investments in information technology, $34.6 million of real estate exit costs resulting from impairments on operating leases and real estate owned and $9.9 million of accrued severance.

Other Corporate Costs for the year ended December 31, 2024 included $7.3 million of expense related to the reversion of assets within the pension trust. This activity included $4.7 million distributed to eligible participants in the Company’s defined contribution benefit plans and $2.6 million of excise taxes paid by the Company upon the reversion of the remaining assets.
Interest Expense
Interest expense increased by $0.8 million in 2024 compared to 2023.
Goodwill Impairment
Goodwill Impairment for the year ended December 31, 2023 was due to the impairment of goodwill related to the decision to exit the Preferred Property & Casualty Insurance segment in the third quarter of 2023. See Note 15 “Goodwill and Intangibles,” to the Consolidated Financial Statements for more information.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INCOME TAXES
The federal corporate statutory income tax rate was 21% for the year ended December 31, 2024, 2023 and 2022. The Company’s effective income tax rate, which was 19.6%, 21.6% and 22.7% for 2024, 2023, and 2022 respectively, differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) Alternative Energy Partnership Investment and general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible in the computation of Federal taxable income (5) a permanent difference associated with nondeductible executive compensation, (6) an impairment of non-tax deductible goodwill, (7) impact of deferred taxes in foreign jurisdictions, and (8) a change in valuation allowance.
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
Tax-exempt investment income and dividends received deductions were $16.0 million in 2024, compared to $22.7 million in 2023.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $35.6 million in 2024, compared to $29.2 million in 2023.
The Company realized investment tax credits and other federal income tax credits of $12.0 million in 2024, compared to realized investment tax credits and other federal tax credits of $3.1 million in 2023.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $0.5 million lower than the amount that would be deductible under the IRC in 2024, compared to $1.4 million higher in 2023.
The amount of nondeductible executive compensation was $16.8 million in 2024, compared to $8.5 million in 2023.
The total impairment of non-tax-deductible goodwill was zero in 2024, compared to $30.0 million in 2023.
As a result of recently enacted tax legislation in jurisdictions in which the Company operates, a tax benefit of $11.3 million was recorded in 2024, compared to a tax benefit of $27.4 million in 2023.
The Company recorded an increase in valuation allowance of $11.3 million in 2024, compared to $27.4 million in 2023 for those foreign deferred tax assets it determined were not more-likely-than-not to be realized.
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
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement limit the Company from accessing the

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
maximum capacity. The amount available as of December 31, 2024 was $512.0 million. There were no outstanding borrowings under the credit agreement on either December 31, 2024 or December 31, 2023.
Common Stock Offering
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2024 and 2023. There were 63,840,442 shares and 64,111,555 shares of common stock outstanding at December 31, 2024 and 2023, respectively.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding at December 31, 2024 and December 31, 2023 was:

(Dollars in Millions)	Dec 31, 2024	Dec 31, 2023
Senior Notes
Current:
4.350% Senior Notes due February 15, 2025	$449.9	$—
Non-Current
4.350% Senior Notes due February 15, 2025	—	449.6
2.400% Senior Notes due September 30, 2030	397.5	397.0
3.800% Senior Notes due February 23, 2032	396.5	396.0
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	147.7	146.6
Total Long-term Debt Outstanding	$1,391.6	$1,389.2
See Note 24, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and American Access Casualty Company (“AAC”) are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $16.9 million and $16.6 million at December 31, 2024 and December 31, 2023, respectively. The carrying value of FHLB of Dallas common stock was $8.8 million and $3.6 million at December 31, 2024 and December 31, 2023, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During 2024, United Insurance received advances of $101.7 million from the FHLB of Chicago and made repayments of $117.8 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $541.3 million at December 31, 2024. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $619.3 million at December 31, 2024. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 23, “Policyholder Obligations,” to the Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the previous authorization. The Company repurchased approximately $38.9 million in 2024 so that, as of December 31, 2024, the remaining share repurchase authorization was $132.8 million under the repurchase program. The amount and timing of any future share repurchases under the authorization will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
During the year ended December 31, 2024, Kemper repurchased and retired approximately 637,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $38.9 million and an average cost per share of $61.12. Kemper did not repurchase any shares during the year ended December 31, 2023.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.31 per common share for each quarter of 2024 and $0.31 per common share for each quarter of 2023, respectively. Dividends and dividend equivalents paid were $80.1 million, $80.1 million and $79.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Subsidiary Dividends and Capital Contributions
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based insurance subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries collectively paid $213.3 million, $640.9 million and $311.7 million in dividends to Kemper in 2024, 2023 and 2022, respectively. In 2025, Kemper’s US based insurance subsidiaries capacity to pay dividends to Kemper without prior regulatory approval is estimated to be $211.7 million as of the filing date.
Kemper made capital contributions to insurance subsidiaries of $18.0 million, $489.1 million and $270.0 million during 2024, 2023 and 2022, respectively.
Sources and Uses of Funds
The Company directly held cash and investments totaling $547.6 million at December 31, 2024, compared to $464.5 million at December 31, 2023.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Information about the Company’s cash flows for the years ended December 31, 2024, 2023 and 2022 is presented below.

(Dollars in Millions)	2024	2023	2022
Net Cash Provided by (Used in) Operating Activities	$382.9	$(134.2)	$(210.3)
Net Cash (Used in) Provided by Investing Activities	(244.4)	107.9	(108.4)
Net Cash (Used in) Provided by Financing Activities	(137.2)	(122.0)	382.9
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by Operating Activities was $382.9 million in 2024, compared to $134.2 million used in 2023, an increase of $517.1 million. The increase in cash provided by Operating Activities was primarily driven by increased net income as a result of rate increases, lower paid claims due to lower frequency, and timing of payments within our Property and Casualty operations. Additionally, cash from operations for 2023 included a $124.7 million federal income tax refund received.

Net Cash (Used in) Provided by Investing Activities
Net cash used in Investing Activities was $244.4 million in 2024, compared to $107.9 million provided by in 2023, a year over year decrease of $352.3 million. The decrease in cash provided by Investing Activities was primarily driven by the ongoing management of our investment portfolio that was impacted by timing of claim payments and premium collections from our Property and Casualty operations.

Net Cash (Used in) Provided by Financing Activities
Net cash used in Financing Activities was $137.2 million in 2024, compared to $122.0 million used in 2023, an increase of $15.2 million. This was primarily driven by $38.9 million of common stock repurchases in 2024, partially offset by lower net repayments under the FHLB spread-lending program.

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2024 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2025 to Dec 31, 2025	Jan 1, 2026 to Dec 31, 2027	Jan 1, 2028 to Dec 31, 2029	After Dec 31, 2029	Total
Long Term Debt Obligations	$449.9	$—	$—	$941.7	$1,391.6
Life and Health Insurance Policy Benefits	245.2	477.1	461.1	8,340.5	9,523.9
Property and Casualty Insurance Reserves	1,493.7	832.4	239.0	56.2	2,621.3
Total Contractual Obligations	$2,188.8	$1,309.5	$700.1	$9,338.4	$13,536.8
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.3 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheets at December 31, 2024.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CONTRACTUAL OBLIGATIONS (Continued)
In addition to the contractual obligations included above, the Company had certain investment commitments totaling $221.9 million at December 31, 2024. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability.
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
Valuation of Investments
The reported value of the Company’s investments was $8,884.8 million at December 31, 2024, of which $6,624.4 million, or 75%, was reported at fair value, $203.9 million, or 2%, was reported under the equity method of accounting, $356.0 million, or 4%, was reported at unpaid principal balance and $1,700.5 million, or 19%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting principles which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchical framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $6,624.4 million at December 31, 2024, of which $6,231.8 million, or 94%, were investments that were based on quoted market prices or significant fair value inputs that are observable, $209.0 million, or 3%, were investments where at least one significant fair value inputs was unobservable and $183.6 million or 3% were investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2024 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features. As of December 31, 2024, the Company no longer holds any investments with equity conversion features. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2024. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
Accumulated Other Comprehensive Loss (“AOCI”) until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $6,409.6 million at December 31, 2024.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $218.5 million at December 31, 2024. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
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
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2024, would have decreased by $162.7 million.
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
•Current market conditions;
•Changes in credit ratings; and
•Changes in the regulatory environment.
Changes in these factors from their December 31, 2024 evaluation date could result in the Company determining that a decline in the fair value exists for an investment held and evaluated at December 31, 2024. Such determination would result in an impairment loss in the period such determination is made.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
Life Insurance Reserves
Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits.
Life Insurance Reserves by business segment at December 31, 2024 and 2023 were:

DOLLARS IN MILLIONS	2024	2023
Business Segments:
Life Insurance:
Life Insurance	$3,195.1	$3,417.7
Accident & Health Insurance	4.6	4.7
Total Life Insurance Reserves	$3,199.7	$3,422.4
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
In estimating the Company’s Life Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify and are estimating losses many years into the future. Accordingly, the process of estimating and establishing the Company’s Life Insurance Reserves is inherently uncertain. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on reserves. Experience may develop adversely such that additional reserves must be established. Adverse experience could arise out of a number of factors, including, but not limited to, severe short-term events, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to misestimation of long-term assumptions such as mortality, interest rates and lapse assumptions. To illustrate the sensitivities of the Company’s Life Insurance Reserves to changes in interest rates, the Company assessed hypothetical changes due to parallel shifts in interest rates to reported amounts related to the Company’s Life Insurance Reserve. If interest rates decreased by 100 basis points, the Company’s liability for future policyholder benefits as of December 31, 2024 would increase by $420.1 million, and if interest rates increased by 100 basis points, the Company’s liability for future policyholder benefits as of December 31, 2024 would decrease by $321.7 million.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $2,611.9 million and $2,680.5 million of gross loss and LAE reserves at December 31, 2024 and 2023, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2024 and 2023 were:

DOLLARS IN MILLIONS	2024	2023
Business Segments:
Specialty Property & Casualty Insurance[1]	$2,347.9	$2,308.7
Life Insurance	2.7	2.9
Total Business Segments	2,350.6	2,311.6
Non-Core Operations	261.7	356.4
Unallocated Reserves	9.0	12.5
Total Property and Casualty Insurance Reserves[1]	$2,621.3	$2,680.5
[1]Includes $9.4 million attributable to Kemper Reciprocal as of December 31, 2024, which is reported as a consolidated variable interest entity.
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
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that its specialty personal automobile insurance loss and LAE reserves could have varied by $41.8 million in either direction at December 31, 2024 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments.
Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2024 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value.
During the second quarter of 2023, the Company identified impairment indicators impacting the fair value of the Preferred Property & Casualty Insurance business in connection with ongoing evaluation of strategic alternatives for the Preferred Insurance business. As a result, the business’s fair value was determined using a combination of available market information, market comparisons and a discounted cash flow valuation method based on the present value of future earnings. The fair value calculated in the second quarter of 2023 was lower than the carrying value of the business, resulting in a pre-tax impairment

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
charge of $49.6 million and an after-tax impairment charge of $45.5 million. See Note 15, “Goodwill and Intangibles,” for more information.
The Company performed a qualitative goodwill impairment assessment for all remaining reporting units with goodwill as of October 1, 2024. The qualitative assessment takes into consideration changes in the macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on October 1, 2022.
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
As a result of the analysis, the Company determined that a valuation allowance was required as of December 31, 2024 against certain foreign deferred tax assets which had been recorded during 2024.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2025. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements. For all recently issued accounting pronouncements with effective dates after December 31, 2024, the Company is currently evaluating the impact of this guidance on its financial statements.

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
For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive financial instruments are generally classified as held for purposes other than trading. The Company has no significant holdings of financial instruments acquired for trading purposes. As of December 31, 2024, the Company had $75.0 million notional amount of derivatives holdings.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2024 and 2023 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2024 and 2023. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2024 and 2023. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2024 and 2023, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.34 and 0.35 at December 31, 2024 and 2023, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The Equity Securities at Fair Value portfolio’s weighted-average beta was calculated using each security’s assumed forward looking betas based on underlying investment characteristics weighted by the fair value of such securities as of December 31, 2024 and 2023. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2024 and 2023.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. (Continued)
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2024 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,411.3	$(456.2)	$—	$(456.2)
Investments in Equity Securities	218.5	(0.5)	(19.3)	(19.8)
LIABILITIES
Debt	$1,278.4	$43.3	$—	$43.3
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2023 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,883.6	$(513.5)	$—	(513.5)
Investments in Equity Securities	225.8	(0.6)	(21.5)	(22.1)
LIABILITIES
Debt	$1,213.4	$50.6	$—	$50.6
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in millions, except per share amounts)

	For the Year Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2024	2023	2022
Revenues:
Earned Premiums[1]	$4,215.9	$4,529.4	$5,213.4
Net Investment Income	407.5	419.7	422.6
Change in Value of Alternative Energy Partnership Investments	2.3	2.9	(19.9)
Other Income	8.2	7.2	9.2
Change in Fair Value of Equity and Convertible Securities	(2.7)	4.7	(79.9)
Net Realized Investment Gains (Losses)	13.2	(18.6)	4.3
Impairment Losses	(5.8)	(1.1)	(25.8)
Total Revenues	4,638.6	4,944.2	5,523.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses[2]	3,013.1	3,820.0	4,432.6
Insurance and Other Expenses	1,180.1	1,365.6	1,403.9
Loss from Early Extinguishment of Debt	—	—	3.7
Interest Expense	56.9	56.1	54.7
Goodwill Impairment	—	49.6	—
Total Expenses	4,250.1	5,291.3	5,894.9
Income (Loss) before Income Taxes	388.5	(347.1)	(371.0)
Income Tax Expense (Benefit)	76.0	(74.8)	(84.4)
Net Income (Loss)	312.5	(272.3)	(286.6)
Less: Net (Loss) Income attributable to Noncontrolling Interest	(5.3)	(0.2)	—
Net Income (Loss) attributable to Kemper Corporation	$317.8	$(272.1)	$(286.6)

Net Income (Loss) attributable to Kemper Corporation Per Unrestricted Share:
Basic	$4.95	$(4.25)	$(4.50)
Diluted	$4.91	$(4.25)	$(4.50)
[1] Includes a remeasurement loss related to the deferred profit liability within the Life Insurance business of $7.2 million for the year ended December 31, 2024, a remeasurement loss of $19.1 million for the year ended December 31, 2023, and a remeasurement gain of $13.3 million for the year ended December 31, 2022.

[2] Includes a remeasurement gain related to the liability for future policyholder benefits within the Life Insurance business of $19.2 million for the year ended December 31, 2024, a remeasurement gain of $30.3 million for the year ended December 31, 2023, and a remeasurement loss of $8.1 million for the year ended December 31, 2022.

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2024	2023	2022
Net Income (Loss)	$312.5	$(272.3)	$(286.6)

Other Comprehensive Income (Loss) Before Income Taxes
Changes in Unrealized (Losses) Gains on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Income (Loss)	(198.7)	238.8	(1,551.1)
Credit Losses Recognized in Consolidated Statements of Income (Loss)	(1.3)	(0.5)	1.9
Change in Unrecognized Postretirement Benefit Costs	(1.3)	59.2	18.9
(Loss) Gain on Cash Flow Hedges	(5.4)	(0.2)	5.9
Change in Discount Rate on Future Life Policyholder Benefits	278.0	(101.7)	1,380.7
Other Comprehensive Income (Loss) Before Income Taxes	71.3	195.6	(143.7)
Other Comprehensive Income Tax Expense (Benefit)	15.0	41.5	(30.4)
Other Comprehensive Income (Loss), Net of Taxes	56.3	154.1	(113.3)
Total Comprehensive Income (Loss)	368.8	(118.2)	(399.9)

Less: Net Loss attributable to Noncontrolling Interest	(5.3)	(0.2)	—
Less: Other Comprehensive Income attributable to Noncontrolling Interest	—	—	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(5.3)	(0.2)	—

Comprehensive Income (Loss) attributable to Kemper Corporation	$374.1	$(118.0)	$(399.9)

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2024	2023
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2024 - $7,295.0; 2023 - $7,565.8 Allowance for Credit Losses: 2024 - $10.7; 2023 - $8.2)	$6,409.6	$6,881.9
Equity Securities at Fair Value (Cost: 2024 - $197.1; 2023 - $209.3)	218.5	225.8
Equity Method Limited Liability Investments	186.3	221.7
Alternative Energy Partnership Investments	17.6	17.3
Short-term Investments at Cost which Approximates Fair Value	1,037.1	520.9
Company-Owned Life Insurance	539.2	513.5
Loans to Policyholders	280.7	281.2
Other Investments	199.5	241.9
Total Investments	8,888.5	8,904.2
Cash	64.4	64.1
Receivables from Policyholders (Allowance for Credit Losses: 2024 - $2.9; 2023 - $13.9)	977.9	959.5
Other Receivables	185.7	200.5
Deferred Policy Acquisition Costs	628.9	591.6
Goodwill	1,250.7	1,250.7
Current Income Tax Assets	63.4	64.5
Deferred Income Tax Assets	93.3	210.4
Other Assets	436.1	492.6
Assets of Consolidated Variable Interest Entity:
Fixed Maturities at Fair Value (Amortized Cost 2024 - $1.7; 2023 - $1.7 Allowance for Credit Losses 2024 - $—; 2023 - $—)	1.7	1.7
Short-term Investments at Cost which Approximates Fair Value	28.0	2.0
Cash	1.0	—
Receivables from Policyholders (Allowance for Credit Losses 2024 - $—; 2023 - $—)	8.2	0.7
Deferred Policy Acquisition Costs	1.1	0.1
Deferred Income Tax Assets	1.5	—
Other Assets	—	0.1
Total Assets	$12,630.4	$12,742.7
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2024	2023
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,199.7	$3,422.4
Property and Casualty	2,611.9	2,680.5
Total Insurance Reserves	5,811.6	6,102.9
Unearned Premiums	1,264.1	1,300.8
Policyholder Obligations	637.7	655.7
Deferred Income Tax Liabilities	14.8	50.6
Accrued Expenses and Other Liabilities	705.2	737.7
Long-term Debt, Current, at Amortized Cost	449.9	—
Long-term Debt, Non-current, at Amortized Cost	941.7	1,389.2
Liabilities of Consolidated Variable Interest Entity:
Insurance Reserves	9.4	—
Unearned Premiums	11.2	0.5
Accrued Expenses and Other Liabilities	0.5	0.3
Total Liabilities	9,846.1	10,237.7
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 63,840,442 Shares Issued and Outstanding at December 31, 2024 and 64,111,555 Shares Issued and Outstanding at December 31, 2023	6.4	6.4
Paid-in Capital	1,854.9	1,845.3
Retained Earnings	1,231.6	1,014.3
Accumulated Other Comprehensive Loss	(304.5)	(360.8)
Total Kemper Corporation Shareholders’ Equity	2,788.4	2,505.2
Noncontrolling Interest	(4.1)	(0.2)
Total Shareholders’ Equity	2,784.3	2,505.0
Total Liabilities and Shareholders’ Equity	$12,630.4	$12,742.7
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2024	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$312.5	$(272.3)	$(286.6)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized Investment (Gains) Losses	(13.2)	18.6	(4.3)
Impairment Losses	5.8	1.1	25.8
Depreciation and Amortization of Property, Equipment, Software and Intangible Assets Acquired	53.7	58.6	70.9
Settlement Costs Related to Defined Benefit Pension Plan	(2.6)	70.2	—
Loss from Early Extinguishment of Debt	—	—	3.7
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	31.1	(1.1)	(9.5)
Change in Value of Alternative Energy Partnership Investments	(2.3)	(2.9)	19.9
Change in Fair Value of Equity and Convertible Securities	2.7	(4.7)	79.9
Goodwill Impairment	—	49.6	—
Pension Plan assets reverted to the Company	13.1	—	—
Changes in:
Receivables from Policyholders	(25.9)	326.4	129.4
Reinsurance Recoverables	7.0	12.1	(1.9)
Deferred Policy Acquisition Costs	(38.3)	43.9	14.2
Insurance Reserves	(2.3)	(30.8)	26.5
Unearned Premiums	(26.0)	(403.1)	(183.5)
Income Taxes	65.3	33.2	(83.6)
Other	2.3	(33.0)	(11.2)
Net Cash Provided by (Used in) Operating Activities	382.9	(134.2)	(210.3)
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	1,316.5	673.0	1,295.5
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	37.8	149.0	536.0
Real Estate Investments	3.7	—	—
Mortgage Loans	121.6	95.2	91.3
Other Investments	21.8	18.3	52.1
Purchases of Investments:
Fixed Maturities	(1,012.5)	(447.4)	(1,815.8)
Equity Securities	(19.4)	(44.4)	(58.9)
Real Estate Investments	(1.6)	(1.0)	(3.1)
Corporate-Owned Life Insurance	(3.5)	—	(110.0)
Mortgage Loans	(109.7)	(104.1)	(81.1)
Other Investments	(51.2)	(19.8)	(13.0)
Net (Purchases) Sales of Short-term Investments	(521.0)	(238.4)	6.1
Sales of Businesses, Net of Cash Disposed	—	—	14.8
Acquisition of Software and Long-lived Assets	(53.2)	(53.8)	(30.8)
Settlement Proceeds from Company-Owned Life Insurance	13.5	102.2	—
Other	12.8	(20.9)	8.5
Net Cash (Used in) Provided by Investing Activities	(244.4)	107.9	(108.4)
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2024	2023	2022
Net Cash (Used in) Provided by Investing Activities (Carryforward from page 69)	(244.4)	107.9	(108.4)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	—	—	(280.0)
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	—	—	396.3
Issuance Fees on 3.800% Senior Notes due February 23, 2032	—	—	(1.2)
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	—	145.6
Issuance Fees on 5.875% Fixed-Rate Reset Junior Subordinated Debentures Due 2062	—	—	(0.9)
Proceeds from Policyholder Contract Obligations	102.2	123.3	335.5
Repayment of Policyholder Contract Obligations	(120.6)	(169.0)	(138.2)
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.8	4.3	4.9
Common Stock Repurchases	(38.9)	—	—
Dividends Paid	(80.1)	(80.1)	(79.7)
Other	(3.6)	(0.5)	0.6
Net Cash (Used in) Provided by Financing Activities	(137.2)	(122.0)	382.9

Net increase (decrease) in cash[1]	1.3	(148.3)	64.2
Cash, Beginning of Year[1]	64.1	212.4	148.2
Cash, End of Year[1]	$65.4	$64.1	$212.4
[1]Includes amounts attributable to Kemper Reciprocal reported as non-controlling interest.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in Millions)

	For The Years Ended December 31,
	2024	2023	2022
Cash (paid) received during the year for:
Interest	$(54.5)	$(54.5)	$(51.5)
Taxes	(11.2)	106.7	(0.7)
Operating Leases	(21.6)	(25.4)	(24.0)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$9.5	$13.8	$9.7
Real estate acquired via mortgage loan foreclosure	10.9	—	—

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Year Ended December 31, 2024, 2023 and 2022
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, JANUARY 1, 2022	63.7	$6.4	$1,790.7	$1,734.2	$(401.6)	$—	$3,129.7
Net Loss	—	—	—	(286.6)	—	—	(286.6)
Other Comprehensive Loss, Net of Taxes (Note 17)	—	—	—	—	(113.3)	—	(113.3)
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.4)	—	—	(80.4)
Shares Issued Under Employee Stock Purchase Plan (Note 18)	0.1	—	4.9	—	—	—	4.9
Equity-based Compensation Cost (Note 22)	—	—	17.7	—	—	—	17.7
Equity-based Awards, Net of Shares Exchanged (Note 22)	0.1	—	(0.6)	(0.8)	—	—	(1.4)
BALANCE, DECEMBER 31, 2022	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$—	$2,670.6
Net Loss	—	—	—	(272.1)	—	(0.2)	(272.3)
Other Comprehensive Income, Net of Taxes (Note 17)	—	—	—	—	154.1	—	154.1
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.1)	—	—	(80.1)
Shares Issued Under Employee Stock Purchase Plan (Note 18)	0.1	—	4.3	—	—	—	4.3
Equity-based Compensation Cost (Note 22)	—	—	29.0	—	—	—	29.0
Equity-based Awards, Net of Shares Exchanged (Note 22)	0.1	—	(0.7)	0.1	—	—	(0.6)
BALANCE, DECEMBER 31, 2023	64.1	$6.4	$1,845.3	$1,014.3	$(360.8)	$(0.2)	$2,505.0
Net Income	—	—	—	317.8	—	(5.3)	312.5
Other Comprehensive Income, Net of Taxes (Note 17)	—	—	—	—	56.3	—	56.3
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.1)	—	—	(80.1)
Repurchases of Common Stock (Note 18)	(0.6)	—	(18.5)	(20.4)	—	—	(38.9)
Shares Issued Under Employee Stock Purchase Plan (Note 18)	—	—	3.8	—	—	—	3.8
Equity-based Compensation Cost (Note 22)	—	—	29.2	—	—	—	29.2
Equity-based Awards, Net of Shares Exchanged (Note 22)	0.4	—	(4.9)	—	—	—	(4.9)
Other Changes in Non-Controlling Interest	—	—	—	—	—	1.4	1.4
BALANCE, DECEMBER 31, 2024	63.9	$6.4	$1,854.9	$1,231.6	$(304.5)	$(4.1)	$2,784.3
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
In 2024, the Company elected to begin displaying Interest Expense as its own line item in the Consolidated Statements of Income (Loss). Other Expenses, previously reported within Interest and Other Expenses, is now combined with Insurance Expenses and reported as Insurance and Other Expenses within the Consolidated Statements of Income (Loss). Prior period amounts in the financial statements have been recasted to reflect the Company’s updated presentation.
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
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, money market mutual funds and limited liability companies, and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets. Equity investments without readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets using the net asset value (“NAV”) per share practical expedient for estimating fair value. The changes in the fair value of such equity securities are reported as Change in Fair Value of Equity and Convertible Securities in the Consolidated Statements of Income (Loss). Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting whereby changes in net asset values are recorded in Net Investment Income in the Consolidated Statements of Income (Loss). Partnerships for which results are not available on a timely basis are reported on a lag.
Investments in Alternative Energy Partnerships are measured using the HLBV method of equity method accounting whereby changes in the estimated amount the Company would receive upon the liquidation and distribution of the equity investment’s net assets are recorded in Net Investment Income. Tax credits allocated from investments in Alternative Energy Partnerships are recognized using the flow-through method, where credits are recorded as a reduction to tax expense in the period earned. Differences in the basis calculated under tax law and GAAP are recognized using the income statement approach, where basis differences are recorded to Income Tax Expense (Benefit) immediately, rather than deferred as adjustments to the carrying value of the asset. Partnerships for which results are not available on a timely basis are reported on a lag.
Short-term Investments include certificates of deposit and other fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and overnight interest-bearing accounts. Short-term Investments are reported at cost, which approximates fair value.
Company-Owned Life Insurance (“COLI”) is reported at cash surrender value with changes due to cost of insurance and investment experience reported in Net Investment Income in the Consolidated Statements of Income (Loss).
Loans to Policyholders are carried at unpaid principal balance.
Other Investments primarily include Equity Securities at Modified Cost, Convertible Securities at Fair Value, Real Estate, and Mortgage Loans. Equity Securities at Modified Cost do not have readily determinable fair values and are held at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Investments in Convertible Securities include fixed maturities with equity conversion features. The Company has elected the fair value option method of accounting for investments in Convertible Securities and records Convertible Securities at fair value on the Consolidated Balance Sheets. Real Estate is carried at cost, net of accumulated depreciation. Real Estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real Estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment loss on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows as well as the fair value, or, in the case of a property classified as held for sale, when the carrying value exceeds the fair value, net of costs to sell. Mortgage Loans are carried at amortized cost, net of a reserve for expected credit losses as applicable.
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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Commissions for servicing policies are expensed as incurred, rather than deferred and amortized. Costs deferred on property and casualty insurance contracts and short-duration health insurance contracts are amortized over the period in which premiums are earned. Deferred costs on traditional life insurance products and other long duration insurance contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. These deferred costs are amortized on a constant level basis for grouped contracts over the expected term of the related contracts to approximate straight-line amortization. The expected term of the contract used for amortization is determined using mortality and termination assumptions that are based on the Company’s experience, industry data, and other factors and are consistent with those used for the liability for future policyholder benefits. If those projected assumptions change in future periods, they will be reflected in the straight-line amortization horizon at that time. Unexpected terminations, due to higher mortality and termination experience than expected, are recognized in the current period as a reduction of the capitalized balances. Amortization of deferred policy acquisition costs is included in Insurance and Other Expenses in the Consolidated Statements of Income (Loss).

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
Insurance Reserves
Reserves for losses and LAE on property and casualty insurance coverage and health insurance coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid at the end of any given accounting period. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported (“IBNR”) losses, including expected development on reported claims. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of Income (Loss) in the period of change. Changes in such estimates may be material.
For life insurance products, the liability for future policyholder benefits is the present value of estimated future policyholder benefits to be paid to or on behalf of policyholders and certain related expenses, less the present value of estimated future net premiums to be collected from policyholders. The liability is estimated using current assumptions that include discount rate, mortality, lapses and expenses. These current assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors. The liability is adjusted for differences between actual and expected experience. The Company reviews and updates its estimate of cash flows expected over the lifetime of a group of contracts using actual historical experience quarterly and current future cash flow assumptions at least annually to calculate its revised net premium ratio. The revised net premium ratios are then used to calculate an updated liability for future policyholder benefits for the current reporting period, discounted at the original contract issuance discount rate. The Company has elected to use expense assumptions that are locked in at contract inception and are not subsequently reviewed or updated. Resulting changes in the liability due to differences in actual versus expected experience, changes in current cash flow assumptions, and prefunding and payout of benefits compared to the carrying amount of the liability as of that same date are recorded as a separate component of benefit expense in the Consolidated Statements of Income (Loss).
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in Net Income (Loss) or Other Comprehensive Income (Loss), depending on whether the flooring relates to the future policy benefits discounted at the locked-in discount rate versus the current upper-medium grade discount rate, respectively.
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
Other Receivables
Other Receivables primarily include reinsurance recoverables, accrued investment income, and receivables from limited liability investments and investments in partnerships. Reinsurance Recoverables were $24.3 million and $27.8 million at December 31, 2024 and 2023, respectively. Accrued Investment Income was $81.9 million and $88.4 million at December 31, 2024 and 2023, respectively. Receivables from limited liability investments and investments in partnerships were $0.3 million and $0.0 million at December 31, 2024 and 2023, respectively.
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
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $12.1 million and $13.8 million at December 31, 2024 and 2023, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships were $1.5 million and $1.7 million at December 31, 2024 and 2023, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships were $37.7 million and $43.4 million at December 31, 2024 and 2023, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include drafts payable, accrued salaries and commissions, postretirement medical benefits, lease liability and accrued taxes, licenses and fees.
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
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance, if any, is maintained for the portion of deferred income tax assets that the Company does not expect to recover. Increases, if any, in the valuation allowance for deferred income tax assets are recognized as Income Tax Expense (Benefit). Decreases, if any, in the valuation allowance for deferred income tax assets are generally recognized as income tax benefit. The effect on deferred income tax assets and liabilities of a change in tax law including a change in tax rates is recognized in income from operations in the period in which the change is enacted.
The Company reports a liability for unrecognized tax benefits, if any, resulting from uncertain tax positions taken, or expected to be taken, in an income tax return, if any. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Expense (Benefit).

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
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2025.
Guidance Adopted in 2024
In March 2023, the FASB issued ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the use of the proportional amortization method of accounting to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period, and a net presentation within the income tax line item. ASU 2023-02 is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. The Company adopted the new standard on January 1, 2024. The adoption did not have a material impact on the Company's Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07 Improvements to Reportable Segment Disclosures, which enhances disclosures about significant segment expenses. The new standard does not change the definition or aggregation of operating segments but will add required disclosures of significant expenses for each reportable segment as well as certain other disclosures to help financial statement users understand how the chief operating decision maker evaluates segment expenses and operating results. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU and has included all required information in the Notes to the Consolidated Financial Statements.
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
In March 2024, the SEC adopted a final rule requiring registrants to disclose certain climate-related information in their registration statements and annual reports. The rule requires the disclosure of qualitative and quantitative information, with certain information, such as financial statement effects of severe weather events, included in the notes to the audited financial statements. Other disclosure requirements include material climate-related risks, processes to manage and govern those risks,

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
disclosure of targets if the targets materially affect or are reasonably likely to materially affect the Company, and, if material, disclosure of certain greenhouse gas emissions. On April 4, 2024, the SEC issued a voluntary stay of the final rule, pending the outcome of pending litigation. The requirements will be applied prospectively and have phased-in effective dates. For the Company, the Form 10-K for the year ending December 31, 2025, will be the first annual report with new climate-related disclosures. The Company is currently evaluating the impact of adopting the final rule.
In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expenses, which requires companies to disclose, within the financial statement footnotes, the amount of inventory purchases, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities that contribute to each income statement expense line item, as well as the amount of selling expenses incurred during each reporting period. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
NOTE 3. NET INCOME (LOSS) PER UNRESTRICTED SHARE
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the years ended December 31, 2024, 2023 and 2022 is presented below.

	2024	2023	2022
DOLLARS IN MILLIONS
Net Income (Loss) attributable to Kemper Corporation	$317.8	$(272.1)	$(286.6)
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	64,179.5	64,025.6	63,825.5
Equity-based Compensation Equivalent Shares	596.5	—	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	64,776.0	64,025.6	63,825.5

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Net Income (Loss) Per Unrestricted Share	$4.95	$(4.25)	$(4.50)
Diluted Net Income (Loss) Per Unrestricted Share	$4.91	$(4.25)	$(4.50)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 1.4 million, 3.6 million, and 2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Specialty Property & Casualty Insurance segment’s principal products are specialty personal automobile and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. Career agents employed by the Company distribute these products. Corporate and Other operations include interest expense, board of directors’ fees, and general corporate expenses incurred by the Company which are not allocated to other businesses. Non-Core Operations includes the results of our Preferred Insurance business which the Company expects to fully exit.
Segment Adjusted Net Operating Income (Loss)
The Company analyzes the operating performance of each segment using segment adjusted net operating income (loss). Segment adjusted net operating income (loss) does not equate to “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s Chief Operating Decision Maker (“CODM”), our President and CEO, to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Segment adjusted net operating income (loss) is calculated by adjusting each segment’s income (loss) after income taxes for the following items:
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
Notes to the Consolidated Financial Statements
NOTE 5. BUSINESS SEGMENTS (Continued)
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charge;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
These items are important to an understanding of overall results of operations. Segment adjusted net operating income (loss) is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of segment adjusted net operating income (loss) may differ from that used by other companies. The Company, however, believes that the presentation of segment adjusted net operating income (loss), as measured for management purposes, enhances the understanding of results of operations by highlighting the underlying profitability factors of its businesses.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Insurance and Other Expenses in the Consolidated Statements of Income (Loss) to its insurance operations. Expenses are allocated based upon specific metrics associated with each business, including but not limited to claim counts, headcount, and budgeted premium. The Company does not allocate (Loss) Income from Change in Fair Value of Equity and Convertible Securities, Net Realized Investment Gains (Losses), Impairment Losses, Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, Debt Extinguishment, Pension Settlement and Other Charges, Goodwill Impairment Charge, Non-Core Operations, and Significant non-recurring or infrequent items that may not be indicative of ongoing operations to its operating segments.
Total Segment, Non-Core Operations, and Corporate and Other assets at December 31, 2024, 2023, and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Segment Assets:
Specialty Property & Casualty Insurance[1]	$6,352.9	$6,145.9	$6,535.3
Life Insurance	4,731.7	4,898.1	5,008.0
Total Segment Assets	11,084.6	11,044.0	11,543.3
Corporate and Other	774.7	623.7	545.4
Non-Core Operations	771.1	1,075.0	1,224.9
Total Assets[1]	$12,630.4	$12,742.7	$13,313.6
[1]Includes $41.5 million and $4.6 million attributable to Kemper Reciprocal as of December 31, 2024 and 2023, respectively, which is reported as a consolidated variable interest entity.
Earned Premiums by product line for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Specialty Property & Casualty Insurance:
Personal Automobile	$2,851.4	$2,977.8	$3,496.7
Commercial Automobile	725.0	654.7	549.7
Total Specialty Property & Casualty Insurance	3,576.4	3,632.5	4,046.4
Life Insurance:
Life	328.1	319.2	352.8
Accident and Health	22.3	23.1	168.2
Property	43.5	45.3	50.5
Total Life Insurance	393.9	387.6	571.5
Total Segment Earned Premiums	3,970.3	4,020.1	4,617.9
Non-Core Operations	245.6	509.3	595.5
Total Earned Premiums	$4,215.9	$4,529.4	$5,213.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. BUSINESS SEGMENTS (Continued)
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$3,576.4	$3,632.5	$4,046.4
Net Investment Income	189.6	168.3	140.7
Change in Value of Alternative Energy Partnership Investments	1.4	1.6	(9.9)
Other Income	4.7	4.5	6.0
Total Specialty Property & Casualty Insurance	3,772.1	3,806.9	4,183.2
Life Insurance:
Earned Premiums	393.9	387.6	571.5
Net Investment Income	170.6	193.4	216.5
Change in Value of Alternative Energy Partnership Investments	0.6	0.7	(5.3)
Other Income	0.5	(0.2)	(0.6)
Total Life Insurance	565.6	581.5	782.1
Total Segment Revenues	4,337.7	4,388.4	4,965.3
Change in Fair Value of Equity and Convertible Securities	(2.7)	4.7	(79.9)
Net Realized Investment Gains (Losses)	13.2	(18.6)	4.3
Net Impairment Losses Recognized in Earnings	(5.8)	(1.1)	(25.8)
Non-Core Operations	282.4	558.4	640.5
Other	13.8	12.4	19.5
Total Revenues	$4,638.6	$4,944.2	$5,523.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. BUSINESS SEGMENTS (Continued)
Significant Segment Expenses that were regularly provided to the CODM for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Segment Expenses:
Specialty Property & Casualty Insurance:
Current Year
Non-catastrophe Losses and LAE	$2,514.8	$2,974.5	$3,569.2
Catastrophe Losses and LAE	19.9	34.5	23.0
Prior Years
Non-catastrophe Losses and LAE	6.3	135.2	(14.6)
Catastrophe Losses and LAE	0.7	(2.3)	0.6
Total Incurred Losses and LAE	2,541.7	3,141.9	3,578.2
Policy Acquisition Costs[1]	478.7	496.4	577.8
Business Unit Operating Costs[2]	145.0	107.8	81.2
Corporate Overhead Costs[3]	135.8	137.1	142.9
Total Insurance Expenses	759.5	741.3	801.9
Income Tax Expense (Benefit)	94.6	(19.2)	(49.5)
Total Specialty Property & Casualty Insurance	3,395.8	3,864.0	4,330.6
Life Insurance:
Policyholders’ Benefits and Incurred Losses and LAE	234.5	243.4	360.8
Policy Acquisition Costs[1]	133.9	140.0	165.1
Business Unit Operating Costs[2]	96.9	96.7	137.2
Corporate Overhead Costs[3]	41.3	39.1	41.0
Total Insurance Expenses	272.1	275.8	343.3
Income Tax Expense	8.8	10.5	9.2
Total Life Insurance	515.4	529.7	713.3
Total Segment Expenses	$3,911.2	$4,393.7	$5,043.9
[1]Policy acquisition costs primarily represents commissions and premium taxes that are incurred by the Company as a result of underwriting insurance policies and reflect the impacts of deferral and amortization of certain of these costs in accordance with the Company’s accounting policies. Refer to Footnote 2, “Summary of Accounting Policies and Accounting Changes” for discussion of the Company’s accounting policy related to Deferred Policy Acquisition Costs.

[2]Business unit operating costs are general expenses incurred by the Company's segments as part of ongoing operations and includes employee, IT, and facilities expenses.
[3]Corporate overhead costs represents general expenses and other shared service expenses which are allocated across the Company.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. BUSINESS SEGMENTS (Continued)
Adjusted Consolidated Net Operating Income (Loss), including a reconciliation to Net Income (Loss) attributable to Kemper Corporation, for the years ended December 31, 2024, 2023 and 2022 was:

DOLLARS IN MILLIONS	2024	2023	2022
Segment Adjusted Net Operating Income (Loss):
Specialty Property & Casualty Insurance
Revenues	$3,772.1	$3,806.9	$4,183.2
Expenses	(3,395.8)	(3,864.0)	(4,330.6)
Specialty Property & Casualty Insurance Adjusted Net Operating Income (Loss)	376.3	(57.1)	(147.4)
Life Insurance
Revenues	565.6	581.5	782.1
Expenses	(515.4)	(529.7)	(713.3)
Life Insurance Adjusted Net Operating Income	50.2	51.8	68.8
Total Segment Adjusted Net Operating Income (Loss)	426.5	(5.3)	(78.6)
Corporate and Other Adjusted Net Operating Loss	(50.3)	(42.1)	(37.8)
Less: Net Loss attributable to Noncontrolling Interest	(5.3)	(0.2)	—
Net (Loss) Income From:
Change in Fair Value of Equity and Convertible Securities	(2.1)	3.7	(63.1)
Net Realized Investment Gains (Losses)	10.4	(14.7)	3.4
Impairment Losses	(4.6)	(0.9)	(20.4)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(31.8)	(95.0)	(61.3)
Debt Extinguishment, Pension Settlement, and Other Charges	(7.4)	(55.5)	(2.9)
Goodwill Impairment Charges	—	(45.5)	—
Non-Core Operations	(28.2)	(17.0)	(25.9)
Net Income (Loss) Attributable to Kemper Corporation	$317.8	$(272.1)	$(286.6)
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
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2024, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2020 through 2023 is presented as supplementary information and is unaudited.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2024
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$1,401.2	$1,406.4	$1,407.8	$1,415.9	$1,417.8	$20.1	476,106
2021		1,856.9	1,824.7	1,844.2	1,861.0	52.8	586,566
2022			1,765.9	1,848.7	1,880.7	98.0	475,177
2023				1,448.7	1,391.7	150.5	304,878
2024					1,224.4	506.0	216,146
Total					7,775.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024
2020	$555.2	$1,107.6	$1,287.8	$1,350.0	$1,381.3
2021		657.1	1,429.4	1,680.8	1,767.5
2022			738.2	1,463.3	1,700.4
2023				580.4	1,092.8
2024					422.6
Total					6,364.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2020, Net of Reinsurance					38.7
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,449.7
1 Tables retrospectively include American Access Casualty Company’s (“AAC”) historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2024
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$650.5	$659.5	$659.5	$659.0	$659.7	$(0.1)	296,478
2021		958.0	967.5	967.2	967.4	(0.1)	361,993
2022			993.5	989.5	990.0	(1.7)	309,091
2023				722.6	715.8	(5.9)	206,366
2024					500.8	7.1	136,921
Total					3,833.7

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024
2020	$585.5	$663.8	$659.7	$658.8	$659.4
2021		890.1	977.5	968.3	967.2
2022			921.9	997.8	990.5
2023				699.2	720.7
2024					466.7
Total					3,804.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2020, Net of Reinsurance					(2.8)
Loss and Allocated LAE Reserves, Net of Reinsurance					$26.4
1 Tables retrospectively include AAC’s historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2024
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$140.5	$152.0	$154.0	$155.6	$159.7	$4.1	19,662
2021		225.6	228.6	240.4	250.4	13.9	27,486
2022			305.1	309.1	317.9	34.8	32,476
2023				379.9	361.7	87.1	35,327
2024					406.6	249.0	29,666
Total					1,496.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024
2020	$37.0	$87.6	$111.7	$129.7	$144.5
2021		50.8	128.0	168.6	208.3
2022			72.2	159.0	222.1
2023				87.5	189.6
2024					69.1
Total					833.6
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2020, Net of Reinsurance					9.7
Loss and Allocated LAE Reserves, Net of Reinsurance					$672.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2024
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$31.9	$32.2	$32.1	$32.1	$32.3	$0.1	11,041
2021		52.4	51.9	51.6	51.8	0.3	17,703
2022			74.5	74.7	74.8	0.5	21,567
2023				90.0	87.5	0.2	20,202
2024					81.6	7.7	16,312
Total					328.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024
2020	$26.2	$31.9	$32.0	$32.0	$32.1
2021		43.3	51.9	51.4	51.5
2022			66.8	74.6	74.2
2023				80.6	86.9
2024					66.1
Total					310.8
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2020, Net of Reinsurance					(0.1)
Loss and Allocated LAE Reserves, Net of Reinsurance					$17.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2024
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$148.9	$153.6	$151.8	$158.8	$158.4	$1.3	24,701
2021		176.9	179.8	180.6	182.0	3.7	27,243
2022			165.0	172.4	173.5	8.6	24,246
2023				135.0	137.5	17.6	16,796
2024					58.7	19.8	6,666
Total					710.1

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024
2020	$44.4	$92.8	$117.7	$141.4	$149.8
2021		50.3	106.1	144.1	161.9
2022			55.0	111.0	139.1
2023				43.7	84.6
2024					19.6
Total					555.0
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2020, Net of Reinsurance					4.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$159.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2024
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$96.1	$98.0	$97.9	$97.5	$97.5	$—	47,591
2021		118.5	117.9	117.1	117.1	—	53,490
2022			110.9	113.5	113.6	(0.2)	48,160
2023				86.6	84.7	(0.7)	33,951
2024					31.7	(1.2)	12,556
Total					444.6

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024
2020	$90.9	$98.4	$97.6	$97.5	$97.5
2021		113.1	118.1	117.2	117.1
2022			108.7	114.6	113.7
2023				84.8	85.4
2024					32.1
Total					445.8
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2020, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$(1.2)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2024
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$157.0	$149.8	$144.6	$141.2	$141.8	$0.2	14,102
2021		149.9	149.8	143.9	144.3	0.5	13,555
2022			142.7	152.7	155.2	1.1	11,526
2023				126.6	135.3	1.6	9,919
2024					80.6	7.2	4,153
Total					657.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024
2020	$94.6	$130.8	$137.4	$139.8	$140.8
2021		100.6	132.6	139.7	141.3
2022			97.0	141.2	149.3
2023				84.7	127.8
2024					59.2
Total					618.4
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2020, Net of Reinsurance					0.8
Loss and Allocated LAE Reserves, Net of Reinsurance					$39.6
The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2024 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheets at December 31, 2024.

DOLLARS IN MILLIONS	2024
Property and Casualty Insurance Reserves, Net of Reinsurance:
Specialty Personal Automobile Insurance—Liability[1]	$1,449.7
Specialty Personal Automobile Insurance—Physical Damage[1]	26.4
Commercial Automobile Insurance—Liability	672.4
Commercial Automobile Insurance—Physical Damage	17.1
Non-Core Personal Automobile Insurance—Liability	159.6
Non-Core Personal Automobile Insurance—Physical Damage	(1.2)
Non-Core Homeowners Insurance	39.6
Other	35.8
Total	$2,399.4
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Specialty Personal Automobile Insurance—Liability	$5.7
Non-Core Preferred Personal Automobile Insurance—Liability	16.9
Non-Core Homeowners Insurance	—
Other	1.7
Total	24.3
Unallocated LAE	197.6
Property and Casualty Insurance Reserves, Gross of Reinsurance[1]	$2,621.3
[1]Includes $8.8 million and $0.6 million of Specialty Personal Automobile Liability and Physical Damage Insurance Reserves, respectively, related to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

The following is supplementary information about average historical claims duration as of December 31, 2024.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Specialty Personal Automobile Insurance—Liability	38.0%	77.8%	90.5%	95.1%	97.4%
Specialty Personal Automobile Insurance—Physical Damage	93.0	100.0	100.0	100.0	100.0
Commercial Automobile Insurance—Liability	21.5	52.1	69.1	82.2	90.5
Commercial Automobile Insurance—Physical Damage	85.4	100.0	100.0	100.0	100.0
Non-Core Preferred Personal Automobile Insurance—Liability	30.5	60.6	77.9	89.1	94.6
Non-Core Preferred Personal Automobile Insurance—Physical Damage	97.4	100.0	100.0	100.0	100.0
Non-Core Homeowners Insurance	67.0	92.4	96.6	98.3	99.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2024, 2023 and 2022 was:

DOLLARS IN MILLIONS	2024	2023	2022
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,680.5	$2,756.9	$2,772.7
Less: Reinsurance Recoverables at Beginning of Year	27.8	39.6	41.9
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,652.7	2,717.3	2,730.8
Incurred Losses and LAE related to:
Current Year	2,745.9	3,429.9	4,103.3
Prior Years	29.8	159.8	(14.6)
Total Incurred Losses and LAE	2,775.7	3,589.7	4,088.7
Paid Losses and LAE related to:
Current Year:	1,383.0	1,965.3	2,460.5
Prior Years	1,457.8	1,689.0	1,641.7
Total Paid Losses and LAE	2,840.8	3,654.3	4,102.2
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	2,587.6	2,652.7	2,717.3
Plus: Reinsurance Recoverables at End of Year	24.3	27.8	39.6
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$2,611.9	$2,680.5	$2,756.9
Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends may differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Consolidated Statements of Income (Loss) in the period of change. Additionally, the Company reviews if any premium revisions are appropriate as a result of any incurred losses and LAE related to prior years recorded in the current period. For the year ended December 31, 2024, 2023 and 2022, no additional premiums or return premiums were recorded.
In 2024, the Company incurred $22.6 million of adverse reserve development on prior accident years which was primarily attributable to increased claim severity on homeowners, umbrella, and bodily injury coverages within Non-Core Operations. Additionally, the Company experienced adverse development of $7.2 million on its Commercial Automobile business within the Specialty Property and Casualty Insurance segment, driven by higher than expected loss emergence on bodily injury coverages.
In 2023, the Company recognized $108.7 million of unfavorable development within the Specialty Personal Automobile product line, primarily driven by Florida personal injury protection experiencing increased frequency and severity resulting from more litigated claim activity, as well as adverse development from bodily injury and property damage coverages. In addition, the Company experienced $24.2 million and $24.8 million of adverse development on the Commercial Automobile product and Non-Core Operations business, respectively, which was primarily attributable to higher than expected emergence on prior accident years within the bodily injury and physical damage coverages.
In 2022, the Company experienced $14.6 million of favorable prior year development primarily from the Specialty Personal Automobile product line, which developed favorably by $17.6 million due primarily to more favorable loss patterns for liability and physical damage coverages. This development was partially offset by adverse development on the Commercial Automobile product of $3.6 million as a result of less favorable emergence on liability coverages.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance recoverables on property and casualty insurance reserves were $24.3 million and $27.8 million at December 31, 2024 and 2023, respectively. These recoverables are concentrated with several reinsurers, the majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
unsecured at December 31, 2024 and 2023, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 7. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits.
The liability for future policyholder benefits is grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company’s actuaries review assumptions used to measure the liability for future policyholder benefits for nonparticipating traditional and limited pay long-duration contracts at least annually. If there is a change, assumptions are updated with the recognition and remeasurement recorded in the Company’s Consolidated Statements of Income (Loss). The Company’s actuaries use a variety of generally accepted actuarial methodologies, in accordance with Actuarial Standards of Practice, in determining the assumptions.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 7. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS (Continued)
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the years ended December 31, 2024, 2023 and 2022:

DOLLARS IN MILLIONS		Year Ended
		Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Present Value of Expected Net Premiums	Balance, Beginning of Year	$675.4	$688.6	$669.0

	Beginning Balance at Original Discount Rate	$694.7	$728.9	$599.8
	Effect of Changes in Cash Flow Assumptions	(56.6)	(35.7)	68.5
	Effect of Actual Variances from Expected Experience	0.3	(38.5)	(6.4)
	Adjusted Beginning of Period Balance	638.4	654.7	661.9
	Issuances	105.4	105.2	133.2
	Interest Accrual	31.0	29.7	21.9
	Net Premiums Collected	(93.8)	(94.9)	(88.1)
	Ending Balance at Original Discount Rate	681.0	694.7	728.9
	Effect of Changes in Discount Rate Assumptions	(34.9)	(19.3)	(40.3)
	Balance, End of Year	$646.1	$675.4	$688.6
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Year	$3,613.2	$3,561.0	$4,933.1

	Beginning Balance at Original Discount Rate	$3,835.9	$3,906.2	$3,788.1
	Effect of Changes in Cash Flow Assumptions	(68.5)	(59.0)	77.2
	Effect of Actual Variances From Expected Experience	(7.0)	(45.5)	(7.0)
	Adjusted Beginning of Period Balance	3,760.4	3,801.7	3,858.3
	Issuances	105.5	104.6	133.2
	Interest Accrual	170.5	171.0	164.0
	Benefit Payments	(224.3)	(241.4)	(249.3)
	Ending Balance at Original Discount Rate	3,812.1	3,835.9	3,906.2
	Effect of Changes in Discount Rate Assumptions	(516.2)	(222.7)	(345.2)
	Balance, End of Year	$3,295.9	$3,613.2	$3,561.0
	Net Liability for Future Policyholder Benefits, pre-flooring	$2,649.8	$2,937.8	$2,872.4
	Cumulative impact of flooring the future Policyholder Benefits Reserve	—	—	—
	Net Liability for Future Policyholder Benefits, post-flooring	2,649.8	2,937.8	2,872.4
	Less: Reinsurance Recoverable	—	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,649.8	$2,937.8	$2,872.4
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	13.9	15.3	14.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 7. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS (Continued)
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Consolidated Balance Sheets is as follows:

DOLLARS IN MILLIONS	Dec 31, 2024	Dec 31, 2023
Net Liability for Future Policyholder Benefits, post-flooring	$2,649.8	$2,937.8
Deferred Profit Liability	412.1	337.8
Other[1]	137.8	146.8
Total Life and Health Insurance Reserves	$3,199.7	$3,422.4
1Other primarily consists of Accident and Health and Universal Life reserves
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, is as follows:

DOLLARS IN MILLIONS	Dec 31, 2024	Dec 31, 2023
Expected Future Benefit Payments, undiscounted	$10,100.0	$10,185.2
Expected Future Gross Premiums, undiscounted	$3,976.4	$4,107.9
Expected Future Gross Premiums, discounted	$2,628.1	$2,800.6
The amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) is as follows:

	Year Ended
DOLLARS IN MILLIONS	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Gross Premiums or Assessments	$399.6	$399.0	$392.1
Interest Expense	$139.5	$141.3	$142.1
The weighted-average interest rate is as follows:

	Dec 31, 2024	Dec 31, 2023
Interest Accretion Rate	4.55%	4.57%
Current Discount Rate	5.77%	5.08%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company reviewed and updated mortality and lapse assumptions during the fourth quarter of 2024. Market data that underlies current discount rates was updated as of December 31, 2024.
The balances of and changes in Deferred Profit Liability as of and for the years indicated below are as follows:

DOLLARS IN MILLIONS	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Balance, beginning of period	$337.8	$253.6	$193.4
Annual assumption changes	4.8	15.0	(12.7)
Profits deferred	160.7	163.1	164.7
Interest accrual	17.1	13.2	10.4
Amortization	(110.7)	(111.2)	(101.6)
Effect of actual variances from expected experience and other changes	2.4	4.1	(0.6)
Balance, end of period	$412.1	$337.8	$253.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 8. DEFERRED POLICY ACQUISITION COSTS
The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Specialty Property and Casualty Insurance segment, Life Insurance segment, and Non-Core Operations business for the years ended December 31, 2024, 2023 and 2022:

DOLLARS IN MILLIONS	Specialty	Life	Segment Total	Non-Core Operations	Total
Balance, January 1, 2022	$219.0	$419.8	$638.8	$49.2	$688.0
Capitalizations[1]	543.4	27.0	570.4	82.4	652.8
Amortization Expense[2]	(569.7)	(42.0)	(611.7)	(93.5)	(705.2)
Balance, December 31, 2022	$192.7	$404.8	$597.5	$38.1	$635.6
Capitalizations	446.3	62.1	508.4	54.9	563.3
Amortization Expense[2]	(496.4)	(39.9)	(536.3)	(71.0)	(607.3)
Balance, December 31, 2023	$142.6	$427.0	$569.6	$22.0	$591.6
Capitalizations	494.3	68.7	563.0	13.4	576.4
Amortization Expense[2]	(474.1)	(32.6)	(506.7)	(31.3)	(538.0)
Balance, December 31, 2024[3]	$162.8	$463.1	$625.9	$4.1	$630.0
[1] Capitalizations for the Life Insurance segment includes a reduction of $38.7 million related to divested business.
[2] The Life Insurance segment includes increases to amortization expense related to experience adjustments of $7.4 million, $15.6 million, and $8.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
[3] Includes $1.1 million attributable to Kemper Reciprocal as of December 31, 2024, which is reported as a consolidated variable interest entity.

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
The Company made changes to future assumptions in the fourth quarter for the Life and Health business for the years ended December 31, 2024, 2023, and 2022.
NOTE 9 - RECEIVABLES FROM POLICYHOLDERS - ALLOWANCE FOR EXPECTED CREDIT LOSSES
The following tables present the balances of Receivables from Policyholders, net of the allowance for expected credit losses, as of December 31, 2024 and 2023, and a roll forward of changes in the allowance for expected credit losses for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance at Beginning of Year	$12.9	$—	$12.9	$1.0	$13.9
Provision for Expected Credit Losses	38.9	0.3	39.2	0.4	39.6
Write-offs of Uncollectible Receivables from Policyholders	(49.2)	(0.3)	(49.5)	(1.1)	(50.6)
Balance at End of Year	$2.6	$—	$2.6	$0.3	$2.9

Receivable Balance at End of Year[1]	$962.8	$11.1	$973.9	$12.2	$986.1
[1]Specialty, Total Segments, and Total includes $8.2 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 9 - RECEIVABLES FROM POLICYHOLDERS - ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)

	Year Ended December 31, 2023
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance at Beginning of Year	$12.3	$—	$12.3	$0.8	$13.1
Provision for Expected Credit Losses	39.3	0.5	39.8	1.8	41.6
Write-offs of Uncollectible Receivables from Policyholders	(38.7)	(0.5)	(39.2)	(1.6)	(40.8)
Balance at End of Year	$12.9	$—	$12.9	$1.0	$13.9

Receivable Balance at End of Year[1]	$875.4	$11.3	$886.7	$73.5	$960.2
[1]Specialty, Total Segments, and Total includes $0.7 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.
NOTE 10. INSURANCE AND OTHER EXPENSES
Insurance and Other Expenses for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Insurance and Other Expenses
Insurance Expenses
Commissions	$596.3	$584.2	$724.8
Taxes, Licenses and Fees	83.7	79.6	99.5
Policy Acquisition Costs (Deferred) Amortized:
Deferral of Policy Acquisition Costs	(576.4)	(563.3)	(691.5)
Amortization of Policy Acquisition Costs	538.0	607.1	705.7
Net Policy Acquisition Costs (Deferred) Amortized	(38.4)	43.8	14.2
Policy Acquisition Costs	641.6	707.6	838.5
Business Unit Operating Costs	277.4	256.1	282.4
Corporate Overhead Costs	194.9	200.0	207.8
Insurance Expenses	1,113.9	1,163.7	1,328.7
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	40.3	120.3	62.9
Pension Settlement	(2.6)	70.2	—
Other Corporate Costs	28.5	11.4	12.3
Other Expenses	66.2	201.9	75.2
Insurance and Other Expenses	$1,180.1	$1,365.6	$1,403.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2024 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$588.6	$0.6	$(102.4)	$—	$486.8
States and Political Subdivisions	1,457.3	1.6	(225.4)	(0.3)	1,233.2
Foreign Governments	6.5	0.3	(0.2)	—	6.6
Corporate Securities:
Bonds and Notes	4,038.3	8.9	(518.8)	(8.8)	3,519.6
Redeemable Preferred Stocks	9.8	0.1	(1.0)	—	8.9
Collateralized Loan Obligations	747.8	2.5	(7.2)	(1.6)	741.5
Other Mortgage- and Asset-backed	446.7	0.8	(34.5)	—	413.0
Investments in Fixed Maturities	$7,295.0	$14.8	$(889.5)	$(10.7)	$6,409.6
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2023 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$594.1	$1.9	$(84.5)	$—	$511.5
States and Political Subdivisions	1,575.9	16.3	(189.8)	(0.5)	1,401.9
Foreign Governments	4.4	—	(0.6)	—	3.8
Corporate Securities:
Bonds and Notes	4,046.8	35.5	(383.8)	(7.7)	3,690.8
Redeemable Preferred Stocks	9.0	0.1	(0.8)	—	8.3
Collateralized Loan Obligations	973.6	0.7	(24.5)	—	949.8
Other Mortgage- and Asset-backed	362.0	0.1	(46.3)	—	315.8
Investments in Fixed Maturities	$7,565.8	$54.6	$(730.3)	$(8.2)	$6,881.9
Other Receivables included $1.8 million and $0.9 million of unsettled sales of Investments in Fixed Maturities at December 31, 2024 and December 31, 2023, respectively. There were $11.6 million of unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of December 31, 2024. There were no unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of December 31, 2023.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2024 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$337.0	$332.3
Due after One Year to Five Years	773.5	746.3
Due after Five Years to Ten Years	1,021.6	890.0
Due after Ten Years	3,496.9	2,903.7
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,666.0	1,537.3
Investments in Fixed Maturities	$7,295.0	$6,409.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INVESTMENTS (Continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2024 consisted of securities issued by the Government National Mortgage Association with a fair value of $207.0 million, securities issued by the Federal National Mortgage Association with a fair value of $99.5 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $76.3 million and securities of other non-governmental issuers with a fair value of $1,154.5 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2024 is presented below.

(Dollars in Millions)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$41.7	$(0.5)	$383.6	$(101.9)	$425.3	$(102.4)
States and Political Subdivisions	242.7	(10.3)	933.4	(215.1)	1,176.1	(225.4)
Foreign Governments	—	—	1.4	(0.2)	1.4	(0.2)
Corporate Securities:
Bonds and Notes	674.3	(40.9)	2,605.7	(477.9)	3,280.0	(518.8)
Redeemable Preferred Stocks	2.0	—	6.6	(1.0)	8.6	(1.0)
Collateralized Loan Obligations	34.2	(0.1)	89.5	(7.1)	123.7	(7.2)
Other Mortgage- and Asset-backed	12.0	(0.1)	261.7	(34.4)	273.7	(34.5)
Total Fixed Maturities	$1,006.9	$(51.9)	$4,281.9	$(837.6)	$5,288.8	$(889.5)
The Company regularly reviews its fixed maturity investment portfolio for factors that may indicate that a decline in fair value of an investment has resulted from an expected credit loss. The portions of the declines in the fair values of fixed maturity investments that are determined to be due to expected credit losses are reported as losses in the Consolidated Statements of Income (Loss) in the periods when such determinations are made.
Investment-grade fixed maturity investments comprised $875.3 million and below-investment-grade fixed maturity investments comprised $14.2 million of the unrealized losses on investments in fixed maturities at December 31, 2024. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was 4.9% of the amortized cost basis of the investment.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2023 is presented below.

(Dollars in Millions)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$52.0	$(0.8)	$401.6	$(83.7)	$453.6	$(84.5)
States and Political Subdivisions	112.9	(2.3)	928.3	(187.5)	1,041.2	(189.8)
Foreign Governments	—	—	1.9	(0.6)	1.9	(0.6)
Corporate Securities:
Bonds and Notes	198.4	(5.5)	2,813.0	(378.3)	3,011.4	(383.8)
Redeemable Preferred Stocks	—	—	7.9	(0.8)	7.9	(0.8)
Collateralized Loan Obligations	38.8	(0.4)	747.7	(24.1)	786.5	(24.5)
Other Mortgage- and Asset-backed	15.7	(0.1)	287.3	(46.2)	303.0	(46.3)
Total Fixed Maturities	$417.8	$(9.1)	$5,187.7	$(721.2)	$5,605.5	$(730.3)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INVESTMENTS (Continued)
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
At December 31, 2024 and 2023, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at December 31, 2024 and 2023. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the year ended December 31, 2024. Accrued interest excluded from the amortized cost of fixed income securities total $70.9 million and $77.0 million as of December 31, 2024 and 2023, respectively, and is reported within the Other Receivables line of the Consolidated Balance Sheets. The Company monitors accrued interest and writes off amounts when they are deemed uncollectible.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.5	$7.7	$8.2
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	3.4	3.4
Reductions due to Sales	—	(0.8)	(0.8)
Net (Decrease) Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.2)	0.1	(0.1)
Balance, End of Year	$0.3	$10.4	$10.7
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the year ended December 31, 2023.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.7	$8.9	$9.6
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.9	2.9
Reduction due to Sales	—	(2.6)	(2.6)
Net Increase (Decrease) in Allowance on Securities for which Expected Credit Losses were Previously Recognized	0.2	(1.1)	(0.9)
Write-offs Charged Against Allowance	(0.4)	(0.4)	(0.8)
Balance, End of Year	$0.5	$7.7	$8.2
Equity Securities
Equity Securities at Fair Value
Investments in Equity Securities at Fair Value were $218.5 million and $225.8 million at December 31, 2024 and 2023, respectively. Net unrealized (losses) gains arising during the year ended December 31, 2024 and 2023 and recognized in

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INVESTMENTS (Continued)
earnings, related to such investments still held as of December 31, 2024 and December 31, 2023 were $(5.1) million and $3.0 million, respectively.
There were no unsettled purchases of Investments in Equity Securities at Fair Value at December 31, 2024 or December 31, 2023. There was $0.3 million and $0.1 million in unsettled sales of Investments in Equity Securities at Fair Value at December 31, 2024 and December 31, 2023, respectively.
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
The Company’s maximum exposure to loss at December 31, 2024 is limited to the total carrying value of $186.3 million. In addition, the Company had outstanding commitments totaling approximately $91.3 million to fund Equity Method Limited Liability Investments at December 31, 2024. At December 31, 2024, 3.1% of Equity Method Limited Liability Investments were reported without a reporting lag, 4.1% of the total carrying value were reported with a one-month lag, and the remainder were reported with a greater than a one-month but less than or equal to three-month lag.
There were no unsettled purchases of Equity Method Limited Liability Investments as of December 31, 2024 or 2023. There were no unsettled sales of Equity Method Limited Liability Investments as of December 31, 2024 or 2023. Unsettled purchases and sales of Equity Method Limited Liability Investments are carried within the Accrued Expenses and Other Liabilities and Other Receivables, respectively, on the Consolidated Balance Sheets.
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
The Company’s maximum exposure to loss at December 31, 2024 is limited to the total carrying value of $17.6 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of December 31, 2024. Alternative Energy Partnership Investments are reported on a three month lag.
Company-Owned Life Insurance
The carrying values of the Company’s COLI investment at December 31, 2024 and 2023 were $539.2 million and $513.5 million, respectively.
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
The carrying values of the Company’s Loans to Policyholders at unpaid principal investment at December 31, 2024 and 2023 were $280.7 million and $281.2 million, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INVESTMENTS (Continued)
Other Investments
The carrying values of the Company’s Other Investments at December 31, 2024 and 2023 were:

(Dollars in Millions)	2024	2023
Equity Securities at Modified Cost	$22.5	$32.6
Real Estate at Depreciated Cost	99.5	94.7
Mortgage Loans	75.3	99.8
Other	2.2	14.8
Total Other Investments	$199.5	$241.9
Investments in Equity Securities at Modified Cost were $22.5 million and $32.6 million at December 31, 2024 and 2023, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Consolidated Statements of Income (Loss) to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the years ended December 31, 2024 and 2023. The Company recognized an impairment of $0.4 million and $0.5 million on Equity Securities at Modified Cost for the years ended December 31, 2024 and 2023, respectively, as a result of the Company’s impairment analysis. No impairments were recognized for the year ended December 31, 2022 on Equity Securities at Modified Cost. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $3.2 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2024. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $8.0 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2023.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 12. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2024, 2023 and 2022 was:

DOLLARS IN MILLIONS	2024	2023	2022
Investment Income:
Interest on Fixed Income Securities[1,2]	$315.3	$323.3	$290.0
Dividends on Equity Securities Excluding Alternative Investments	5.4	4.4	6.3
Alternative Investments:
Equity Method Limited Liability Investments	(18.2)	10.5	31.3
Limited Liability Investments Included in Equity Securities	24.5	19.0	42.1
Total Alternative Investments	6.3	29.5	73.4
Short-term Investments	33.5	18.0	3.7
Loans to Policyholders	21.0	20.9	21.5
Real Estate	8.8	8.9	10.1
Company-Owned Life Insurance	35.7	29.2	37.9
Other	8.2	12.9	7.7
Total Investment Income	434.2	447.1	450.6
Investment Expenses:
Real Estate	8.7	8.8	7.9
Other Investment Expenses[1]	18.0	18.6	20.1
Total Investment Expenses	26.7	27.4	28.0
Net Investment Income	$407.5	$419.7	$422.6
1In 2024, the Company changed its presentation of the details of investment performance to report interest expense incurred on Federal Home Loan Bank ("FHLB") borrowings as an offset to interest on fixed income securities since FHLB borrowings are used for spread lending purposes. The interest expense incurred on FHLB borrowings was previously reported within Other Investment Expenses. The prior period amounts presented above have been updated to reflect this change in presentation.

[2]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $20.3 million, $22.7 million and $10.1 million for the year ended December 31, 2024, 2023, and 2022, respectively.

Other Receivables includes accrued investment income of $81.9 million and $88.4 million at December 31, 2024 and 2023, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 12. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains (Losses) for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Fixed Maturities:
Gains on Sales	$20.2	$5.9	$31.6
Losses on Sales	(3.2)	(10.9)	(31.9)
(Losses) Gains on Hedging Activity	(7.9)	(11.9)	1.7
Equity Securities:
Gains on Sales	4.2	0.6	9.7
Losses on Sales	(0.1)	(2.5)	(6.8)
Other Investments:
Gains on Sales	4.2	0.2	—
Losses on Sales	(4.2)	—	—
Net Realized Investment Gains (Losses)	$13.2	$(18.6)	$4.3

Gross Gains on Sales	$28.6	$6.7	$41.3
Gross Losses on Sales	(7.5)	(13.4)	(38.7)
(Losses) Gains on Hedging Activity	(7.9)	(11.9)	1.7
Net Realized Investment Gains (Losses)	$13.2	$(18.6)	$4.3

The components of Impairment Losses reported in the Consolidated Statements of Income (Loss) for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Fixed Maturities	$(4.8)	$(0.1)	$(25.8)
Equity Securities at Modified Cost	(0.4)	(0.5)	—
Real Estate	(0.4)	—	—
Other	(0.2)	(0.5)	—
Net Impairment Losses Recognized in Earnings[1]	$(5.8)	$(1.1)	$(25.8)
I Includes losses from intent-to-sell securities of $3.3 million, $2.0 million and $23.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 13. DERIVATIVES
The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates.
The Company entered into derivative agreements with maturity dates throughout 2024. Derivative instruments are carried at fair value on the Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives are recorded on the Consolidated Statements of Income (Loss) within Net Realized Investment Gains or Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets.
Interest Rate Risk
The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates.
Ultra-Long Treasury Futures
The Company enters into exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly. As of December 31, 2024, all Treasury Futures held by the Company qualified for hedge accounting as a cash flow hedge. The

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 13. DERIVATIVES (Continued)
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
There were treasury futures that expired during the year ended December 31, 2024, that did not qualify for hedge accounting.
Primary Risks Managed by Derivatives
The following table presents the Company’s Ultra-Long Treasury Futures derivatives, primary underlying risk exposure, gross notional amount, and estimated fair value of these derivatives:

		Dec 31, 2024			Dec 31, 2023
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$75.0	$—	$(3.7)	$—	$—	$—

Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$—	$—	$—	$149.7	$14.7	$—
The below table reflects the amounts of Gains (Losses) deferred into AOCI before taxes, net changes in amounts in AOCI associated with current hedging transactions, and amounts subsequently reclassified into Net Income (Loss) through Net Investment Income for Ultra-Long Treasury Futures qualifying as cash flow hedges for the years ended December 31, 2024 and 2023:

	Year Ended
(Dollars in Millions)	Dec 31, 2024	Dec 31, 2023
Beginning of Year	$—	$(0.4)
Gains (Losses) Deferred in AOCI	(4.4)	—
Net Change in AOCI with Current Period Hedging Transaction	(3.7)	—
Gains (Losses) Reclassified into Income	1.8	0.4
Net Comprehensive Gains (Losses) from Cash Flow Hedges	$(6.3)	$—
Treasury Locks
During the fourth quarter of 2016 and the first quarter of 2022, in anticipation of debt issuances shortly thereafter and for risk management purposes, the Company entered into derivative transactions (the “2016 Treasury Lock” and “2022 Treasury Lock,” together the “Treasury Locks”) to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance. The Treasury Locks have no remaining gross notional amount or fair value as the hedging relationships have been previously discontinued with the issuance of the associated debt (Senior Notes due February 15, 2025 for the 2016 Treasury Lock and Senior Notes due February 23, 2032 for the 2022 Treasury Lock). The effective portion of the gain (loss) before taxes on the derivative instruments upon discontinuance was $(4.5) million for the 2016 Treasury Lock and $5.9 million on the 2022 Treasury Lock. The gain (loss) upon discontinuance is reported as a component of Accumulated Other Comprehensive Loss. Beginning with the issuance of the associated debt, such gain (loss) is amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings. Amortization on the 2016 Treasury Lock was $(1.5) million and $(0.5) million for the years ended December 31, 2024 and 2023, respectively. Amortization on the 2022 Treasury Lock was $0.6 million for the years ended December 31, 2024 and 2023. As of December 31, 2024, the remaining amount of derivative gain (loss) before taxes within AOCI to be amortized into earnings is $(0.1) million and $4.2 million on the 2016 Treasury Lock and 2022 Treasury Lock, respectively.

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2024 is summarized below.

(Dollars in Millions)	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$86.8	$400.0	$—	$—	$486.8
States and Political Subdivisions	—	1,231.4	1.8	—	1,233.2
Foreign Governments	—	6.6	—	—	6.6
Corporate Securities:
Bonds and Notes	—	3,325.4	194.2	—	3,519.6
Redeemable Preferred Stock	—	4.7	4.2	—	8.9
Collateralized Loan Obligations	—	741.5	—	—	741.5
Other Mortgage and Asset-backed	—	408.0	5.0	—	413.0
Total Investments in Fixed Maturities	86.8	6,117.6	205.2	—	6,409.6
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	13.1	—	—	13.1
Other Industries	—	6.7	2.8	—	9.5
Common Stocks:
Finance, Insurance and Real Estate	0.3	—	—	—	0.3
Other Industries	0.1	—	1.0	—	1.1
Other Equity Interests:
Exchange Traded Funds	10.9	—	—	—	10.9
Limited Liability Companies and Limited Partnerships	—	—	—	183.6	183.6
Total Investments in Equity Securities at Fair Value	11.3	19.8	3.8	183.6	218.5
Total Assets	$98.1	$6,137.4	$209.0	$183.6	$6,628.1
Liabilities:
Accrued Expenses and Other Liabilities:
Derivative Instruments Designated as Cash Flow Hedges	$—	(3.7)	$—	$—	$(3.7)
Total Liabilities	$—	$(3.7)	$—	$—	$(3.7)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2023 is summarized below. The Company had no material liabilities that are measured and reported at fair value.

(Dollars in Millions)	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$98.8	$412.7	$—	$—	$511.5
States and Political Subdivisions	—	1,401.8	0.1	—	1,401.9
Foreign Governments	—	3.8	—	—	3.8
Corporate Securities:
Bonds and Notes	—	3,513.7	177.1	—	3,690.8
Redeemable Preferred Stocks	—	1.2	7.1	—	8.3
Collateralized Loan Obligations	—	949.8	—	—	949.8
Other Mortgage and Asset-backed	—	310.6	5.2	—	315.8
Total Investments in Fixed Maturities	98.8	6,593.6	189.5	—	6,881.9
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	15.6	—	—	15.6
Other Industries	—	7.5	2.4	—	9.9
Common Stocks:
Finance, Insurance and Real Estate	0.6	—	—	—	0.6
Other Industries	0.2	—	0.4	—	0.6
Other Equity Interests:
Exchange Traded Funds	7.7	—	—	—	7.7
Limited Liability Companies and Limited Partnerships	—	—	—	191.4	191.4
Total Investments in Equity Securities at Fair Value	8.5	23.1	2.8	191.4	225.8
Other Investments:
Derivative Instruments Not Designated as Hedges	—	14.7	—	—	14.7
Total Assets	$107.3	$6,631.4	$192.3	$191.4	$7,122.4
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. FAIR VALUE MEASUREMENTS (Continued)
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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2024. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$59.9	3.4%	-	11.6%	7.9%
Non-investment-grade:
Senior Debt	Market Yield	42.7	7.0	-	24.1	10.0
Junior Debt	Market Yield	35.7	9.5	-	31.0	13.2
Other	Various	66.9
Total Level 3 Fixed Maturity Investments		$205.2
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. FAIR VALUE MEASUREMENTS (Continued)
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2024 is presented below.

(Dollars In Millions)	Fixed Maturities					Equity Securities
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$177.1	$0.1	$7.1	$—	$5.2	$2.8	$192.3
Total Gains (Losses):
Included in Consolidated Statements of Income (Loss)	0.6	—	—	—	—	2.2	2.8
Included in Other Comprehensive Income	0.8	(0.5)	0.1	—	(0.2)	—	0.2
Purchases	124.2	—	1.9	6.8	—	0.5	133.4
Sales	(104.0)	—	—	—	—	(1.7)	(105.7)
Transfers into Level 3	7.1	3.5	—	—	—	—	10.6
Transfers out of Level 3	(11.6)	(1.3)	(4.9)	(6.8)	—	—	(24.6)
Balance, End of Year	$194.2	$1.8	$4.2	$—	$5.0	$3.8	$209.0
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2023 is presented below.

(Dollars in Millions)	Fixed Maturities				Equity Securities	Total
	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Other Mortgage- and Asset- backed	Preferred and Common Stocks
Balance, Beginning of Year	$216.0	$—	$6.8	$5.1	$2.1	$230.0
Total Gains (Losses):
Included in Consolidated Statements of Income (Loss)	(0.7)	—	—	—	(0.8)	(1.5)
Included in Other Comprehensive Income	6.4	—	0.3	0.1	—	6.8
Purchases	50.4	0.1	—	—	1.1	51.6
Sales	(102.6)	—	—	—	—	(102.6)
Transfers into Level 3	7.7	—	—	—	0.4	8.1
Transfers out of Level 3	(0.1)	—	—	—	—	(0.1)
Balance, End of Year	$177.1	$0.1	$7.1	$5.2	$2.8	$192.3
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. FAIR VALUE MEASUREMENTS (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of December 31, 2024 and 2023, respectively.

(Dollars in Millions)	December 31, 2024		December 31, 2023
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$116.7	$40.8	$125.4	$43.1
Real Estate	27.3	—	41.9	—
Senior Debt	19.1	48.2	19.0	39.9
Leveraged Buyout	7.5	0.6	8.6	0.6
Secondary Transactions	5.5	1.6	7.9	1.7
Distressed Debt	4.4	—	7.9	—
Hedge Fund	0.1	—	0.1	—
Growth Equity	—	—	1.2	—
Other	5.7	0.1	9.7	—
Total Equity Method Limited Liability Investments	186.3	91.3	221.7	85.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	116.9	67.0	124.0	67.0
Senior Debt	26.3	8.4	24.8	10.6
Leveraged Buyout	19.2	30.4	19.0	10.0
Distressed Debt	11.7	15.0	12.4	13.0
Growth Equity	7.0	8.0	6.4	6.5
Secondary Transactions	2.4	1.6	2.8	3.1
Hedge Funds	—	—	1.9	—
Other	0.1	0.2	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	183.6	130.6	191.4	110.4

Reported as Equity Securities at Modified Cost:
Other	1.8	—	4.8	—
Total Reported as Equity Securities at Modified Cost	1.8	—	4.8	—
Total Investments in Limited Liability Companies and Limited Partnerships	$371.7	$221.9	$417.9	$195.7
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
NOTE 14. FAIR VALUE MEASUREMENTS (Continued)
The following table includes information related to the Company’s investments in certain private equity funds or hedge funds that calculate a net asset value per share:

Asset Class	Investment Category Includes
Mezzanine Debt	Funds with investments in junior or subordinated debt and potentially minority equity securities issued by private companies.
Senior Debt	Funds with investments in senior or first lien debt and potentially minority equity securities typically issued by private companies.
Distressed Debt	Funds with debt or minority equity investments that are made opportunistically in companies that are in or near default or under financial strain with potential to have an active role in restructuring company.
Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering (“IPO”) of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

		December 31, 2024		December 31, 2023
(Dollars in Millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	Level 3	$280.7	$280.7	$281.2	$281.2
Short-term Investments	Level 1 or 2	1,037.1	1,037.1	520.9	520.9
Mortgage Loans	Level 3	75.3	75.3	99.8	99.8
Company-Owned Life Insurance	Level 2	539.2	539.2	513.5	513.5
Equity Securities at Modified Cost	Level 3	22.5	22.5	32.6	32.6
Financial Liabilities:
Long-term Debt	Level 2	$1,391.6	$1,278.4	$1,389.2	$1,213.4
Policyholder Obligations	Level 2	541.3	541.3	557.4	557.4
Loans to policyholders are carried at unpaid principal balance which approximates fair value and are categorized as Level 3 within the fair value hierarchy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The fair value measurement of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short-term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The cash surrender value of Company-Owned Life Insurance approximates fair value and is considered to be a Level 2 investment. The fair value of Long-term Debt is estimated using quoted prices from brokers and dealers for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 15. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2024 and 2023 were:

DOLLARS IN MILLIONS	2024	2023
Specialty Property & Casualty Insurance	$1,043.0	$1,043.0
Life Insurance	207.7	207.7
Total	$1,250.7	$1,250.7
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a qualitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2024. The qualitative assessment takes into consideration changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, events impacting reporting units, and changes in Kemper’s stock price since the last quantitative assessment, which was performed on October 1, 2022. Based on its qualitative assessment, the Company concluded that the associated goodwill was recoverable for each reporting unit.
During the second quarter of 2023, the Company identified impairment indicators impacting the fair value of the Preferred Property & Casualty Insurance business in connection with ongoing evaluation of strategic alternatives for the Preferred Insurance business. As a result, the business’s fair value was determined using a combination of available market information, market comparisons and a discounted cash flow valuation method based on the present value of future earnings. The fair value calculated in the second quarter of 2023 was lower than the carrying value of the business, resulting in a pre-tax impairment charge of $49.6 million and an after-tax impairment charge of $45.5 million. A substantial portion of the goodwill that was impaired was not tax deductible. The goodwill impairment charge is reported separately in the Consolidated Statements of Income (Loss) for the year ended December 31, 2023, with a corresponding reduction to goodwill in the Consolidated Balance Sheet as of December 31, 2023.
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
The gross carrying amount and accumulated amortization of definite and indefinite life intangible assets at December 31, 2024 and 2023 were:

	2024			2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Definite Life Intangible Assets:
Value of Business Acquired	$237.5	$225.4	$12.1	$237.5	$223.7	$13.8
Customer Relationships	43.8	42.3	1.5	43.8	42.1	1.7
Agent Relationships	81.6	43.9	37.7	81.6	38.2	43.4
Trade Names	—	—	—	—	—	—
Internal-Use Software	395.1	180.3	214.8	388.0	178.0	210.0
Total Definite Life Intangible Assets	758.0	491.9	266.1	750.9	482.0	268.9
Indefinite Life Intangible Assets:
Trade Names	5.2	—	5.2	5.2	—	5.2
Insurance Licenses	44.2	—	44.2	44.2	—	44.2
Total Indefinite Life Intangible Assets	49.4	—	49.4	49.4	—	49.4

Total Intangible Assets	$807.4	$491.9	$315.5	$800.3	$482.0	$318.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 15. GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheets. Definite life intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite life intangible assets are not amortized, but rather tested annually for impairment. In 2024, 2023 and 2022, the Company recognized the following amortization expense on definite life intangible assets:

DOLLARS IN MILLIONS	2024	2023	2022
Specialty Property & Casualty Insurance	$16.6	$17.9	$21.6
Life Insurance	6.0	3.4	3.8
Total Segment Amortization Expense	22.6	21.3	25.4
Corporate and Other	21.8	26.1	26.7
Non-Core Operations	1.9	1.2	1.6
Total Amortization Expense	$46.3	$48.6	$53.7
The amount of amortization expense expected to be recorded in the next five years for definite life intangible assets is as follows:

DOLLARS IN MILLIONS	2025	2026	2027	2028	2029
Definite Life Intangible Assets:
Value of Business Acquired	$1.6	$1.5	$1.5	$1.4	$1.3
Customer Relationships	0.4	0.4	0.3	0.2	0.2
Agent Relationships	8.6	8.6	4.9	4.9	4.9
Internal-Use Software	35.5	30.9	25.3	22.1	14.7
Total	$46.1	$41.4	$32.0	$28.6	$21.1
NOTE 16. VARIABLE INTEREST ENTITIES
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
Reciprocal Exchange
The Company formed a management company that acts as attorney-in-fact (“AIF”) for Kemper Reciprocal (the “Reciprocal Exchange” or “Exchange”), an Illinois-domiciled reciprocal insurance exchange. The Exchange principally writes specialty personal automobile policies sold to subscribers of the Exchange. The establishment of Kemper Reciprocal was completed in the third quarter of 2023.
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
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of December 31, 2023, the Company had contributed $4.0 million of surplus to the Reciprocal Exchange. During the year ended December 31, 2024, the Company contributed an additional

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 16. VARIABLE INTEREST ENTITIES (Continued)
$18.0 million of surplus to the Reciprocal Exchange, resulting in a total contributed surplus of $22.0 million as of December 31, 2024. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net Income (Loss). However, the management fee income earned by the AIF is reported in Net Income (Loss) attributable to Kemper Corporation and is included in the basic and diluted earnings per share.
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
The investment is accounted for using the equity method of accounting and included in Alternative Energy Partnership Investments in the Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Change in Value of Alternative Energy Partnership Investments and investment tax credits are recognized in Income Tax Expense (Benefit) on the Consolidated Statements of Income (Loss).
The following table presents information regarding activity in the Company’s Alternative Energy Partnership Investments for the years ended December 31, 2024, 2023 and 2022.

	Year Ended
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
Cash distribution from Investment	2.0	2.0	3.3
Income (Loss) on Investments in Alternative Energy Partnership	2.3	2.9	(19.9)
Income Tax Credits Recognized	—	0.2	4.3
Income Tax Expense (Benefit) Recognized from Alternative Energy Partnership	0.5	0.7	(3.7)
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure of the Alternative Energy Partnership Investments as of December 31, 2024 and December 31, 2023.

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Cash	$2.7	$2.7
Equipment, Net of Depreciation	253.2	256.2
Other Assets	9.2	7.5
Total Unconsolidated Assets	265.0	266.4
Maximum Loss Exposure	17.6	17.3
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.6 million and $17.3 million, which is the carrying value of the investment at December 31, 2024 and December 31, 2023, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 17. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the years ended December 31, 2024, 2023 and 2022:

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Income (Costs)	(Loss) Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2022	$505.8	$(3.7)	$(52.1)	$(1.9)	$(849.7)	$(401.6)
Other Comprehensive (Loss) Income Before Reclassifications	(1,215.1)	2.0	15.2	4.7	1,090.8	(102.4)
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Benefit of $2.7, $0.1, $0.1, $—. $—, and $2.9	(10.1)	(0.5)	(0.3)	—		(10.9)
Other Comprehensive Income (Loss) Net of Tax Benefit (Expense) of $325.9, $(0.4), $(4.0), $(1.2), $(289.9), and $30.4	(1,225.2)	1.5	14.9	4.7	1,090.8	(113.3)
Balance as of December 31, 2022	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	$(514.9)
Other Comprehensive Income (Loss) Before Reclassifications	185.0	(0.3)	(6.0)	—	(80.5)	98.2
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(0.9), $—, $(13.8), $(0.1), $—, and $(14.8)	3.5	—	52.7	(0.3)	—	55.9
Other Comprehensive Income (Loss) Net of Tax (Expense) Benefit of $(50.3), $0.2, $(12.5), $(0.1), $21.2 and $(41.5)	188.5	(0.3)	46.7	(0.3)	(80.5)	154.1
Balance as of December 31, 2023	$(530.9)	$(2.5)	$9.5	$2.5	$160.6	$(360.8)
Other Comprehensive (Loss) Income Before Reclassifications	(165.8)	(0.3)	1.4	(5.4)	219.7	49.6
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Expense) Benefit of $(2.3), $0.3, $0.6, $(0.2), $—, and $(1.6)	8.9	(0.4)	(2.5)	0.7	—	6.7
Other Comprehensive (Loss) Income Before Reclassifications Net of Tax Benefit (Expense) of $41.8, $0.6, $0.2, $0.7, $(58.3), and $(15.0)	(156.9)	(0.7)	(1.1)	(4.7)	219.7	56.3
Balance as of December 31, 2024	$(687.8)	$(3.2)	$8.4	$(2.2)	$380.3	$(304.5)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 17. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Consolidated Statements of Income (Loss) Line Item Affected by Reclassifications
Net Unrealized Gains (Losses) on Fixed Maturities and Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Realized Investment Gains (Losses) and Impairment Losses
Net Unrecognized Postretirement Benefit Income (Costs)	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance and Other Expenses, and Interest Expense
(Loss) Gain on Cash Flow Hedges	Net Investment Income and Interest Expense
NOTE 18. SHAREHOLDERS’ EQUITY
Common Stock Issuance
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2024 and 2023. There were 63,840,442 shares and 64,111,555 shares of common stock outstanding at December 31, 2024 and 2023, respectively.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under the August 6, 2014 authorization, bringing the remaining share repurchase authorization to approximately $333.3 million. As of December 31, 2024, the remaining share repurchase authorization was $132.8 million under the repurchase program.
During the year ended 2024, Kemper repurchased and retired approximately 637,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $38.9 million and an average cost per share of $61.12. During the years ended 2023 and 2022, Kemper did not repurchase any of its common stock.
Employee Stock Purchase Plan
During the years ended December 31, 2024, 2023, and 2022, the Company issued 61,000, 89,000, and 102,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $52.72, $40.79, and $40.83 per share. Compensation costs charged against income were $0.6 million, $0.6 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Dividends
Kemper issued dividends and dividend equivalents of $80.1 million, $80.1 million, and $80.4 million during 2024, 2023, and 2022, respectively, of which $80.1 million, $80.1 million, and $79.7 million, respectively, was paid to shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders. Kemper had the ability to pay $0.6 billion, $0.5 billion, and $0.8 billion in dividends without restrictions to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2024, 2023, and 2022, respectively.
NOTE 19. STATUTORY FINANCIAL INFORMATION AND DIVIDEND LIMITATIONS
Kemper’s insurance subsidiaries are required to file financial statements in conformity with accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities.
Prescribed statutory accounting practices for domestic insurance companies include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner or director. Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition costs to expense as incurred, establishing life insurance

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. STATUTORY FINANCIAL INFORMATION AND DIVIDEND LIMITATIONS (Continued)
reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.
Kemper’s foreign subsidiary, Kemper Bermuda Ltd., is required to file with its insurance regulator financial statements prepared in accordance with US GAAP and presented in conformity with the financial reporting provisions of the Insurance Act of 1978, amendments thereto and the Insurance Account Rules 2016 with respect to Condensed Consolidated General Purpose Financial Statements (the “Legislation”).
The estimated combined statutory net income (loss), excluding intercompany dividends and surplus note interest, and estimated combined capital and surplus of the Company’s insurance subsidiaries is as follows:

	Year Ended December 31,
DOLLARS IN MILLIONS	2024	2023	2022
Property and casualty companies:
Domestic	$440.7	$(150.4)	$(226.7)
Life and health companies
Domestic	17.1	(136.0)	174.4
Foreign	(73.9)	140.0	36.0
Total Life and health companies	(56.8)	4.0	210.4
Total statutory net income (loss)	$383.9	$(146.4)	$(16.3)

DOLLARS IN MILLIONS	2024	2023
Property and casualty companies
Domestic	$1,761.2	$1,587.8
Life and health companies
Domestic	124.3	113.7
Foreign	197.9	111.9
Total Life and health companies	322.2	225.6
Total statutory capital and surplus	$2,083.4	$1,813.4
The Company has non-insurance subsidiaries that are not subject to statutory accounting practices (“SAP”) as described above. The statutory net income and statutory capital and surplus amounts presented above do not include non-insurance subsidiaries in accordance with SAP.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus for US subsidiaries, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s US based life and health insurance subsidiaries collectively was estimated to be approximately $31.6 million and $36.4 million at December 31, 2024 and 2023, respectively. The estimated minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was approximately $574.9 million and $574.3 million at December 31, 2024 and 2023, respectively. Company action level RBC is the level at which a US based insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
Capital and surplus requirements of Kemper Bermuda Ltd. are regulated by the Bermuda Monetary Authority (“BMA”) and differ from those applicable to the US subsidiaries. On July 1, 2022, Kemper entered into an indefinite agreement with its subsidiary, Kemper Bermuda Ltd., that provides financial guarantees of up to $300.0 million in contributed capital to maintain a minimum target capital ratio of 150% Enhance Capital Requirement, as described in Bermuda’s Insurance Act 1978. As of December 31, 2024 and 2023, Kemper had cumulatively contributed $40.0 million under this agreement.
At December 31, 2024, all insurance subsidiaries individually are expected to exceed the minimum required statutory capital and surplus requirements.
Various insurance laws restrict the amount that a US based insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Such insurance laws applicable to the Company’s US based

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. STATUTORY FINANCIAL INFORMATION AND DIVIDEND LIMITATIONS (Continued)

subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Also, that portion of a US based insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s US based insurance subsidiaries paid dividends of $213.3 million, $640.9 million and $311.7 million to Kemper in 2024, 2023 and 2022, respectively. In 2025, Kemper’s US based insurance subsidiaries capacity to pay dividends to Kemper without prior regulatory approval is estimated to be $211.7 million as of the filing date. Kemper’s US based insurance subsidiaries had net assets of approximately $3.2 billion and $3.5 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2024 and 2023, respectively.

Additionally, Kemper Bermuda Ltd. is subject to minimum solvency requirements on its statutory and economic capital that limits its ability to declare and pay dividends. Kemper Bermuda Ltd. did not authorize or pay dividends to the Company for the years ended December 31, 2024, 2023 or 2022.

NOTE 20. PENSION BENEFITS
The Company previously sponsored a qualified defined benefit pension plan (the “Pension Plan”). Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan has since been fully terminated.
In the third quarter of 2023, all plan liabilities were settled by either a lump-sum distribution or assumed by a third-party in exchange for a transfer of assets from the pension plan trust fund. After giving effect to these transactions, the Company recorded a $70.2 million noncash settlement charge ($55.5 million after-tax) for the unamortized net unrecognized postretirement benefit costs related to the settled obligations.
As of December 31, 2023, $16.3 million of assets remained in the pension trust and was included within Other Assets in the accompanying Consolidated Balance Sheet. During the second quarter of 2024, the Company received $2.7 million as a post-settlement adjustment which was recorded in Insurance and Other Expenses in the accompanying Consolidated Statements of Income (Loss). As of September 30, 2024, $17.8 million of net assets remained in the pension trust after post-settlement adjustment, administrative, and investment activity. During the fourth quarter of 2024, the Company distributed $4.7 million to eligible participants in the Company’s defined contribution benefit plans and reverted the remaining $13.1 million of assets for general corporate use. As of December 31, 2024, no assets remained in the pension trust.

The Company incurred $7.3 million of pre- and post-tax expenses related to the reversion of assets within the pension trust, which included $4.7 million distributed to eligible participants in the Company’s defined contribution benefit plans and $2.6 million of excise taxes paid by the Company on the remaining $13.1 million made available for general corporate use.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 20. PENSION BENEFITS (Continued)
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2024 and 2023 is presented below.

DOLLARS IN MILLIONS	2024	2023
Fair Value of Plan Assets at Beginning of Year	$16.3	$315.8
Actual Return on Plan Assets	(1.1)	7.1
Benefits Paid	—	(100.9)
Settlement Benefits	2.6	(205.7)
Assets contributed to 401(k) Plan	(4.7)	—
Assets reverted to the Company	(13.1)	—
Fair Value of Plan Assets at End of Year	—	16.3
Projected Benefit Obligation at Beginning of Year	—	292.2
Interest Cost	—	8.4
Benefits Paid	—	(100.9)
Settlement Benefits	—	(205.7)
Actuarial Gains	—	6.0
Projected Benefit Obligation at End of Year	—	—
Funded Status—Plan Assets in Excess of Projected Benefit Obligation	$—	$16.3
Unamortized Amount Reported in AOCI at End of Year	$—	$—
Accumulated Benefit Obligation at End of Year	$—	$—
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2024” and “2023” were December 31, 2024 and December 31, 2023, respectively.
Asset allocations for the Pension Plan at December 31, 2024 and 2023 by asset category were:

ASSET CATEGORY	2024	2023
Cash and Short-term Investments	—%	100%
Total	—%	100%
The fair values of pension plan assets are estimated using the same methodologies and inputs as those used to determine the fair values for the respective asset category of the Company. These methodologies and inputs are disclosed in Note 14, “Fair Value Measurements,” to the Consolidated Financial Statements.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 20. PENSION BENEFITS (Continued)
The components of Comprehensive Pension (Income) Expense for the Pension Plan for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Service Cost Earned During the Year	$—	$—	$—
Interest Cost on Projected Benefit Obligation	—	8.4	8.7
Expected Return on Plan Assets	—	(7.9)	(7.4)
Amortization of Prior Service Cost	—	0.4	0.7
Amortization of Actuarial Loss	—	—	1.8
Settlement (Income) Expense	(2.6)	70.2	—
Pension (Income) Expense Recognized in Consolidated Statements of Income (Loss)	(2.6)	71.1	3.8
Unrecognized Pension Loss Arising During the Year	—	—	(12.0)
Prior Service Cost Arising During the Year	—	—	—
Amortization of Prior Service Cost	—	—	(0.7)
Amortization of Accumulated Unrecognized Pension Loss	—	—	(1.8)
Comprehensive Pension (Income) Expense	$(2.6)	$71.1	$(10.7)
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2024, 2023 and 2022 were:

	2024	2023	2022
Weighted-average Discount Rate	—%	5.05%	2.89%
Interest Cost Discount Rate	—	4.92	2.35
Rate of Increase in Future Compensation Levels	N/A	N/A	3.40
Expected Long Term Rate of Return on Plan Assets	—	3.79	2.08
The Company did not contribute to the Pension Plan in 2022, 2023 or 2024.
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $20.1 million and $21.8 million at December 31, 2024 and 2023, respectively. Pension expense for the Supplemental Plan was $1.0 million, $1.0 million, and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was a pre-tax actuarial gain of $0.8 million, loss of $0.7 million, and gain of $4.8 million included in Other Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $24.3 million, $27.5 million and $30.6 million in 2024, 2023 and 2022, respectively, excluding the $4.7 million contributed during the fourth quarter of 2024 as part of the reversion of assets remaining in the pension trust.
NOTE 21. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Kemper and Infinity Property and Casualty Corporation (“Infinity”) sponsor other than pension postretirement employee benefit plans (“OPEB”) that together provide medical, dental and/or life insurance benefits to approximately 400 retired and 500 active employees.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
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
In conjunction with the amendment, the Company recorded a pre-tax reduction to its Accumulated Postretirement Benefit Obligation of $11.0 million through Other Comprehensive Income (Loss). This prior service credit is being amortized into income over the remaining average life of the Kemper OPEB Plan’s participants.
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2024 and 2023 were:

DOLLARS IN MILLIONS
	2024	2023
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	0.4	1.0
Plan Participants’ Contributions	0.1	0.3
Benefits Paid	(0.5)	(1.3)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	7.5	8.1
Service Cost	0.1	0.1
Interest Cost	0.3	0.4
Plan Participants’ Contributions	0.1	0.3
Benefits Paid	(0.5)	(1.3)
Actuarial Gain	(1.0)	(0.1)
Accumulated Postretirement Benefit Obligation at End of Year	6.5	7.5
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(6.5)	$(7.5)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$12.0	$13.9
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2024” and “2023” were December 31, 2024 and December 31, 2023, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2024 and 2023 were:

	2024	2023
Discount Rate	5.55%	4.92%
Rate of Increase in Future Compensation Levels	2.20	2.20
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2024 was 8.3% for 2025, gradually declining to 4.7% in the year 2034 and remaining at that level thereafter for medical benefits and 12.3% for 2025, gradually declining to 4.5% in the year 2034 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2023 was 6.7% for 2024, gradually declining to 4.7% in the year 2029 and remaining at that level thereafter for medical benefits and 8.0% for 2024, gradually declining to 4.8% in the year 2030 and remaining at that level thereafter for prescription drug benefits.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The components of Comprehensive OPEB (Income) Expense for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Service Cost Earned During the Year	$0.1	$0.1	$0.2
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.4	0.2
Amortization of Prior Service Credit	(1.3)	(1.3)	(1.3)
Amortization of Accumulated Unrecognized OPEB Gain	(1.5)	(1.8)	(1.8)
OPEB Income Recognized in Consolidated Statements of Income (Loss)	(2.4)	(2.6)	(2.7)
Unrecognized OPEB Gain Arising During the Year	(1.0)	(0.1)	(2.5)
Amortization of Prior Service Credit	1.3	1.3	1.3
Amortization of Accumulated Unrecognized OPEB Gain	1.5	1.8	1.8
Comprehensive OPEB (Income) Expense	$(0.6)	$0.4	$(2.1)
The Company estimates that OPEB Expense for the year ended December 31, 2025 will include income of $2.1 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2024.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2024, 2023 and 2022 were:

	2024	2023	2022
Weighted-average Discount Rate	4.92%	5.11%	2.56%
Service Cost Discount Rate	4.94	5.12	2.79
Interest Cost Discount Rate	4.85	5.03	1.97
Effective Rate for Interest on Service Cost	4.85	5.04	2.54
Rate of Increase in Future Compensation Levels	2.20	2.20	2.20
The Company expects to contribute $0.9 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2025.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2025	2026	2027	2028	2029	2030-2034
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$0.9	$0.8	$0.8	$0.7	$0.6	$2.7
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$0.9	$0.8	$0.8	$0.7	$0.6	$2.7
NOTE 22. LONG-TERM EQUITY-BASED COMPENSATION
On May 1, 2024 (“2023 A&R Omnibus Plan Effective Date”), Kemper’s shareholders approved the Amended and Restated Kemper Corporation 2023 Omnibus Equity Plan (“2023 A&R Omnibus Plan”). The number of shares of Kemper common stock available for issuance under the 2023 A&R Omnibus Plan is (i) 2,650,000 shares less (ii) one (1) share for every one (1) share granted after February 15, 2024 and prior to the 2023 A&R Omnibus Plan Effective Date (the “Share Authorization”). Since May 3, 2023, no new awards have been granted under the 2020 Omnibus Equity Plan (“2020 Omnibus Plan”) that had been approved by Kemper’s Shareholders on May 6, 2020, but awards previously granted under the 2020 Omnibus Plan remain outstanding in accordance with their original terms. As of December 31, 2024, there were 2,363,941 common shares available for future grants, subject to adjustment in accordance with the plans’ terms and the respective grant agreements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 22. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Outstanding equity-based compensation awards as of December 31, 2024 consisted of time-based Restricted Stock Units that typically vest over three years (“RSU”), stock option and stock appreciation rights (“Tandem Awards”), PSUs and Deferred Stock Units (“DSUs”) that were previously granted to Kemper’s Non-employee Directors under the 2011 Omnibus Equity Plan. In 2024, grants were made of RSUs that had performance vesting conditions (“pRSUs”). Unless otherwise specified in this Note 22, references to RSUs include pRSUs. RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of DSUs received full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
For grants under the 2023 A&R Omnibus Plan and the 2020 Omnibus Plan, recipients of RSUs and PSUs receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled, and do not receive voting rights until such shares are issued. For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $29.2 million, $29.0 million and $17.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total unamortized compensation expense related to unvested awards at December 31, 2024 was $28.0 million, which is expected to be recognized over the next three years ending December 31, 2025, 2026 and 2027.
The Human Resources and Compensation Committee of the Board of Directors, or, in limited circumstances, the CEO as the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the 2023 A&R Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Tandem Awards and RSU awards granted to employees generally vest in three equal annual installments over a period of three years, with the Tandem Awards expiring ten years from the date of grant. Employee PSU awards generally vest over a period of three years, subject to performance results and other restrictions. pRSU vest in three equal installments on the first three anniversaries of the grant date, assuming performance conditions are satisfied prior to each vesting date and that the executive remains employed by the Company. The performance conditions are measured using full-year 2024 results and full-year 2025 results.
Under the Non-employee Director compensation program in effect for 2024, each Non-employee Director elected at the 2024 annual shareholder meeting received an annual RSU award with an aggregate grant date fair value of $150,000 (“Director RSUs”) at the conclusion of the meeting, and new Non-employee Directors who joined the Board received an initial award of Director RSUs valued at the percentage of the full grant date fair value of $150,000 that represents the number of quarterly
Board meetings the new director was expected to attend during the remaining portion of the then-current annual compensation period that ends on the date of the next annual shareholder meeting. The Director RSUs vest over a period of one year, enable the award holder to make an election to defer the conversion to shares of common stock in accordance with applicable deferral rules, and include the right to receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled. Each Non-employee Director elected at the 2023 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, and, each Non-employee Director elected at the 2022 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, under the Non-employee Director compensation program in effect for the applicable year.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility over the estimated life of each tranche of the award. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2024, 2023 and 2022 was calculated by taking the natural logarithm of the annualized yield divided by the

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 22. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2024, 2023 and 2022 are presented below.

	2024			2023			2022
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	34.49%	-	38.21%	35.12%	-	39.27%	33.20%	-	37.67%
Risk-free Interest Rate	3.83	-	4.02	3.47	-	4.74	1.20	-	4.33
Expected Dividend Yield	1.95	-	2.15	1.55	-	2.39	1.59	-	2.25
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	6	4	-	6	4	-	6
Tandem Award activity for the year ended December 31, 2024 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	2,373,319	$59.27
Granted	240,412	57.99
Exercised	(88,989)	52.47
Forfeited or Expired	(168,962)	69.93
Outstanding at December 31, 2024	2,355,780	$58.62	4.91	$24.6
Vested and Expected to Vest at December 31, 2024	2,328,720	$58.66	4.88	$24.3
Exercisable at December 31, 2024	1,874,676	$59.13	4.03	$19.9
The weighted-average grant-date fair values of Tandem Awards granted during 2024, 2023 and 2022 were $18.80, $18.85 and $14.67, respectively. Total intrinsic value of Tandem Awards exercised was $0.9 million, $0.6 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash received from exercises of Tandem Awards was $4.7 million, $1.9 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Information pertaining to Tandem Awards outstanding at December 31, 2024 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$20.01	-	30.00	103,731	$27.71	1.16	103,731	$27.71
30.01	-	40.00	64,219	33.11	0.98	64,219	33.11
40.01	-	50.00	326,945	42.62	1.93	320,220	42.52
50.01	-	60.00	1,064,337	56.48	6.50	602,879	56.40
60.01	-	70.00	274,361	68.94	5.69	261,440	69.21
70.01	-	80.00	502,599	76.61	4.33	502,599	76.61
80.01	-	90.00	19,588	83.42	4.77	19,588	83.42
20.01	-	90.00	2,355,780	58.62	4.91	1,874,676	59.13
The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 22. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested RSUs for the year ended December 31, 2024 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	568,316	$54.77
Granted	448,121	57.94
Vested	(359,874)	54.06
Forfeited	(70,831)	57.44
Nonvested Balance at December 31, 2024	585,732	$57.34
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
•is below a “minimum” performance level, none of the PSUs originally issued to the award recipient will vest.
Activity related to nonvested PSU awards for the year ended December 31, 2024 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	581,307	$63.82
Granted	208,294	64.83
Vested	—	—
Forfeited	(253,075)	70.69
Nonvested Balance at December 31, 2024	536,526	$60.99
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2024, 2023 and 2022 three-year performance periods was 192,438 common shares, 169,216 common shares and 174,872 common shares, respectively, (as “full value awards,” the equivalent of 192,438 shares, 169,216 shares, and 174,872 shares, respectively, under the Share Authorization) at December 31, 2024.
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
NOTE 22. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials.
Sixty-seven percent of the PSU awards granted to employees in 2024, sixty-seven percent of the PSU awards granted to employees in 2023 and sixty-seven percent of the PSU awards granted to employees in 2022 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2024, 2023 and 2022 awards end on January 31, 2026, January 31, 2025 and January 31, 2024, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.
Thirty-three percent of the PSU awards granted to employees in 2024, thirty-three percent of the PSU awards granted to employees in 2023 and thirty-three percent of the PSU awards granted to employees in 2022 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2024, 2023 and 2022 awards end on December 31, 2026, December 31, 2025 and December 31, 2024, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2024 was $21.7 million. The tax benefits for tax deductions realized from such awards was $4.5 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2023 was $5.2 million. The tax benefits for tax deductions realized from such awards was $1.1 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2022 was $7.5 million. The tax benefits for tax deductions realized from such awards was $1.6 million.
The grant-date fair values of DSU awards issued under the 2011 Omnibus Plan granted to Non-employee Directors were determined using the closing price of Kemper common stock on the date of grant. Beginning in 2019 DSU awards are no longer issued to Non-employee Directors. All previously granted shares had vested upon issuance and as such, no DSUs vested during the years ended December 31, 2024, 2023 and 2022.
Activity related to DSU awards for the year ended December 31, 2024 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	28,380	$46.07
Reduction for Shares Issued on Conversion	(15,440)	42.94
Vested Balance at December 31, 2024	12,940	$49.80
NOTE 23. POLICYHOLDER OBLIGATIONS
Policyholder Obligations at December 31, 2024 and 2023 were as follows:

DOLLARS IN MILLIONS	December 31,
	2024	2023
FHLB Funding Agreements	$541.3	$557.4
Universal Life-type Policyholder Account Balances	96.4	98.3
Total	$637.7	$655.7
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. United Insurance received advances of $101.7 million from the FHLB of Chicago and made repayments of $117.8 million under the spread lending program in 2024.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 23. POLICYHOLDER OBLIGATIONS (Continued)
United Insurance received advances of $122.5 million and made repayments of $166.1 million from the FHLB of Chicago in 2023 under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at December 31, 2024 and 2023 is presented below.

DOLLARS IN MILLIONS	2024	2023
Liability under Funding Agreements	$541.3	$557.4
Fair Value of Collateral Pledged	619.3	629.3
FHLB of Chicago Common Stock Owned at Cost	16.9	16.6
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of December 31, 2024 and 2023. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $276.6 million and $294.1 million as of December 31, 2024 and 2023, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts was $96.4 million and $98.2 million as of December 31, 2024 and 2023, respectively.
NOTE 24. DEBT
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
Financial covenants within the agreement limit the Company from accessing the maximum capacity. The amount available as of December 31, 2024 was $512.0 million. There were no outstanding borrowings under the credit agreement at either December 31, 2024 or December 31, 2023.
The Company incurred $2.2 million of debt issuance costs in relation to the amended agreement. As of December 31, 2024 there were $1.1 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 24. DEBT (Continued)
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding at December 31, 2024 and 2023 was:

(Dollars in Millions)	Dec 31, 2024	Dec 31, 2023
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	449.9	—
Non-Current:
4.350% Senior Notes due February 15, 2025	$—	$449.6
2.400% Senior Notes due September 30, 2030	397.5	397.0
3.800% Senior Notes due February 23, 2032	396.5	396.0
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	147.7	146.6
Total Long-term Debt Outstanding	$1,391.6	$1,389.2
4.350% Senior Notes Due 2025
Kemper has $450.0 million aggregate principal of 4.350% senior notes due February 15, 2025 (the “2025 Senior Notes”). Kemper initially issued $250.0 million of the notes in February of 2015 and issued an additional $200.0 million of the notes in June of 2017. The additional notes are fungible with the initial notes issued in 2015, and together are treated as part of a single series for all purposes under the indenture governing the 2025 Senior Notes. The 2025 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. As of December 31, 2024, the 2025 Senior Notes have been classified as Current due to the notes reaching maturity within 12 months of the financial statement date.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 24. DEBT (Continued)
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and AAC, are members of the FHLBs of Chicago, Dallas and Chicago, respectively. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. The Company did not receive advances or make repayments of short-term debt during the years ended December 31, 2024 or 2023 for cash and risk management purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at December 31, 2024 or December 31, 2023. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 23, “Policyholder Obligations,” to the Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $56.9 million, $56.1 million and $54.7 million for the years ended December 31, 2024, 2023 and 2022 respectively. Interest paid, including facility fees, was $54.5 million, $54.5 million and $51.5 million for the years ended December 31, 2024, 2023 and 2022 respectively.
NOTE 25. LEASES
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Dec 31, 2024	Dec 31, 2023
Operating Lease Right-of-Use Assets	$33.9	$38.4
Operating Lease Liabilities	51.6	62.3
Lease expenses are included in Insurance and Other Expenses in the Consolidated Statements of Income (Loss). Additional information regarding the Company’s operating leases for the year ended December 31, 2024 and 2023 is presented below.

(Dollars in Millions)	2024	2023
Lease Cost:
Operating Lease Cost	$15.5	$15.7
Variable Lease Cost	4.7	3.2
Short-Term Lease Cost[1]	1.1	0.3
Total Lease Cost	$21.3	$19.2
1 Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.
The Company had no expenses during the year ended December 31, 2024 or 2022 associated with lease impairments and other related costs. The Company incurred expenses of $18.0 million for the year ended December 31, 2023 associated with lease impairments and other related costs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 25. LEASES (Continued)
Other Information on Operating Leases
Significant judgments and assumptions for determining lease asset and liability at December 31, 2024 and 2023 are presented below.

	2024	2023
Weighted-average Remaining Lease Term - Operating Leases	4.5 years	5.5 years
Weighted-average Discount Rate - Operating Leases	4.5%	4.3%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine its lease payments’ present value.
Future minimum lease payments under operating leases at December 31, 2024 are presented below.

(Dollars in Millions)
2025	$18.2
2026	11.3
2027	9.9
2028	7.1
2029	5.4
2030 and Thereafter	12.9
Total Future Payments	$64.8
Less: Discount	13.2
Present Value of Minimum Lease Payments	$51.6
As of December 31, 2024 and 2023, the Company did not have any finance leases.
NOTE 26. CATASTROPHE REINSURANCE
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
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. In 2024, the property business written through the Life segment was included in the catastrophe reinsurance program. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and an annual aggregate excess property catastrophe reinsurance contract.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 26. CATASTROPHE REINSURANCE (Continued)
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2024 to December 31, 2024 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	150.0	85.0
2nd Layer of Coverage	150.0	240.0	95.0
3rd Layer of Coverage	240.0	250.0	31.7
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
The catastrophe reinsurance in 2024, 2023 and 2022 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 26. CATASTROPHE REINSURANCE (Continued)
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2024, 2023 and 2022 by the following:

DOLLARS IN MILLIONS	2024	2023	2022
Specialty Property & Casualty Insurance	$6.5	$6.1	$8.9
Life Insurance	0.3	0.7	0.6
Non-Core Operations	9.6	9.5	22.5
Total Ceded Catastrophe Reinsurance Premiums	$16.4	$16.3	$32.0
The Company did not pay any reinstatement premiums in 2024, 2023, or 2022.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2024, 2023 and 2022 by business segment are presented below.

DOLLARS IN MILLIONS	2024	2023	2022
Specialty Property & Casualty Insurance	$20.6	$32.2	$23.6
Life Insurance	2.1	3.0	3.3
Non-Core Operations	48.6	52.4	48.3
Total Catastrophe Losses and LAE	$71.3	$87.6	$75.2
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2024 and 2023.
Total prior year catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $6.0 million in 2024, favorably by $9.1 million in 2023 and favorably by $4.1 million in 2022. The Specialty Property & Casualty Insurance segment reported adverse catastrophe reserve development of $0.7 million, favorable development of $2.3 million, and adverse development of $0.6 million in 2024, 2023 and 2022, respectively. The Life Insurance segment reported favorable catastrophe reserve development of $0.1 million, adverse development of $0.8 million and adverse development of $1.5 million in 2024, 2023 and 2022, respectively. Non-Core Operations reported adverse catastrophe reserve development of $5.4 million, favorable development of $7.6 million and favorable development of $6.2 million in 2024, 2023 and 2022, respectively.
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
NOTE 27. OTHER REINSURANCE
In addition to the reinsurance programs described in Note 26, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Kemper’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 27. OTHER REINSURANCE (Continued)
liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets. Reinsurance Recoverables were $78.7 million and $86.5 million at December 31, 2024 and 2023, respectively, of which $26.0 million and $34.1 million was related to short-duration policies, respectively, and $52.7 million and $52.4 million related to long-duration policies, respectively.
Earned Premiums ceded on long-duration and short-duration policies were $33.1 million, $32.7 million and $42.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $16.4 million, $16.3 million and $32.0 million, respectively, was related to catastrophe reinsurance. See Note 26, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $21.8 million, $42.9 million and $41.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from Capitol were $10.5 million, $10.4 million and $11.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, for ceded losses for dwelling coverage. Earned Premiums assumed by Trinity from ORCC were $2.3 million, $2.7 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 28. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2024 and 2023 were:

DOLLARS IN MILLIONS	2024	2023
Deferred Income Tax Assets:
Unearned Premium Reserves	$52.8	$54.0
Tax Capitalization of Policy Acquisition Costs	49.5	46.3
Payroll and Employee Benefit Accruals	34.7	34.8
Investments	147.6	103.4
Net Operating Loss and Credit Carryforwards	14.0	114.6
Other	45.9	32.2
Subtotal	344.5	385.3
Valuation Allowance	(38.7)	(27.4)
Total Deferred Income Tax Assets	305.8	357.9
Deferred Income Tax Liabilities:
Insurance Reserves	39.5	12.7
Deferred Policy Acquisition Costs	132.3	124.3
Goodwill and Other Intangible Assets	35.0	35.8
Depreciable Assets	14.6	19.3
Other	4.4	6.0
Total Deferred Income Tax Liabilities	225.8	198.1
Net Deferred Income Tax Assets[1]	$80.0	$159.8
[1] Includes $1.5 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.
Due to jurisdictional differences in which the Company operates, the consolidated net deferred tax asset of $80.0 million is reported on the Consolidated Balance Sheets as a total deferred tax asset of $94.8 million and a deferred tax liability of $14.8 million.
The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance is based on the weight of all available positive and negative evidence. For the year ended December 31, 2024, a valuation allowance of $38.7 million was recorded against those deferred tax assets that were determined not to be more likely than not to be realized based on Management’s assessment, an increase of $11.3 million from the year ended December 31, 2023 when a $27.4 million valuation allowance was recorded.
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2024 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2043	0.3	0.1
2044	6.0	1.3
No Expiration	60.2	12.6
Total All Years	$66.5	$14.0
The carryforwards relate to federal NOL carryforwards which the Company expects to fully utilize prior to expiration.
There were no Unrecognized Tax Benefits at December 31, 2024, 2023 or 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Expense (Benefit). There were no liabilities for accrued interest and penalties as of December 31, 2024, 2023 or 2022.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 28. INCOME TAXES (Continued)
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018 and 2019. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. Tax years 2020 and 2022 are currently under examination. The statute of limitations related to tax years 2014, 2015, 2016, and 2017 has been extended to December 31, 2025. Tax years 2021, 2022 and 2023 are subject to a statute of three years from the extended due dates of October 15, 2022, 2023 and 2024, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The components of Income Tax Expense (Benefit) from Operations for the years ended December 31, 2024, 2023 and 2022 were:

DOLLARS IN MILLIONS	2024	2023	2022
Current Income Tax Expense (Benefit)	$11.9	$(4.0)	$6.2
Deferred Income Tax Expense (Benefit)	64.1	(70.8)	(90.6)
Income Tax Expense (Benefit)	$76.0	$(74.8)	$(84.4)
Federal income taxes paid, net of income tax refunds received, were $9.9 million and $1.1 million in 2024 and 2022, respectively. Federal income tax refunds received, net of income taxes paid, were $107.7 million in 2023.
State income taxes paid, net of income tax refunds received, were $1.3 million and $1.0 million in 2024 and 2023, respectively. State income taxes refunds received, net of income taxes paid, were $0.4 million in 2022.
No foreign income taxes were paid or refunded in 2024, 2023, or 2022.
A reconciliation of the Statutory Federal Income Tax Expense (Benefit) and Rate to the Company’s Effective Income Tax Expense (Benefit) and Rate from Operations for the years ended December 31, 2024, 2023 and 2022 is presented below.

DOLLARS IN MILLIONS	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense (Benefit)	$81.6	21.0%	$(72.8)	21.0%	$(77.9)	21.0%
Tax-exempt Income and Dividends Received Deduction	(3.4)	(0.9)	(4.8)	1.4	(5.3)	1.3
Untaxed Earnings on Company-Owned Life Insurance	(7.5)	(1.9)	(6.1)	1.8	(8.0)	2.1
Tax credits	(1.2)	(0.3)	(3.1)	0.9	(6.5)	1.7
Stock-Based Compensation	(0.1)	—	0.3	(0.1)	1.3	(0.3)
Nondeductible Executive Compensation	3.5	0.9	1.8	(0.5)	1.5	(0.4)
Goodwill impairment	—	—	6.3	(1.8)	—	—
Expense on Transactions	—	—	—	—	11.5	(3.0)
Effect of foreign operations	(11.3)	(2.9)	(27.4)	7.9	—	—
Change in valuation allowance	11.3	2.9	27.4	(7.9)	—	—
Other, Net	3.1	0.8	3.6	(1.1)	(1.0)	0.3
Effective Income Tax Expense (Benefit)	$76.0	19.6%	$(74.8)	21.6%	$(84.4)	22.7%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 28. INCOME TAXES (Continued)
Comprehensive Income Tax Expense (Benefit) included in the Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022 was:

DOLLARS IN MILLIONS	2024	2023	2022
Income Tax Expense (Benefit):
Operations	$76.0	$(74.8)	$(84.4)
Unrealized (Depreciation) Appreciation on Securities	(42.2)	50.3	(325.5)
Tax Effects from Postretirement Benefit Plans	(0.3)	12.4	4.0
Tax Effects on changes in Discount Rate for Life Reserves	58.3	(21.2)	289.9
Tax Effects from Cash Flow Hedge	(0.8)	—	1.2
Comprehensive Income Tax Expense (Benefit)	$91.0	$(33.3)	$(114.8)
NOTE 29. COMMITMENTS AND CONTINGENCIES
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
NOTE 30. RELATED PARTIES
As described in Note 27, “Other Reinsurance,” to the Consolidated Financial Statements, the Company has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders, and ORCC, a subsidiary of Capitol. There were no other material related party transactions during the year ended December 31, 2024.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Property and casualty insurance reserves – Refer to Notes 2 and 6 to the financial statements.
Critical Audit Matter Description
The estimation of property and casualty insurance reserves for losses and loss adjustment expenses (“property and casualty insurance reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating property and casualty insurance reserves is inherently uncertain as estimates are generally derived using a variety of actuarial estimation techniques that are dependent on assumptions and expectations about future events, many of which are difficult to quantify. The estimation process, particularly for claims with longer-tailed exposures that may not be discovered or reported immediately, is inherently subjective and modest changes in judgments and assumptions can materially impact the valuation of these reserves.

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
– We compared the Company’s prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of property and casualty insurance reserves.
Certain fixed maturities at fair value – Refer to Notes 2, 11, and 14 to the financial statements.

Critical Audit Matter Description
Investments in fixed maturity securities classified as available-for-sale are reported at fair value in the financial statements. Fixed maturity securities without readily determinable market values are valued using unobservable inputs, such as market yields, which involve considerable judgment by management.

Given management uses unobservable inputs to estimate the fair value of fixed maturity securities without readily determinable market values, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the involvement of our financial instrument valuation specialists.

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
•With the assistance of our financial instrument valuation specialists, we compared management’s unobservable inputs to external sources, and for a sample of the investments, developed independent estimates of the fair value and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 7, 2025
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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024.
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
February 7, 2025

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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Director Biographies,” “Executive Officers,” “Beneficial Ownership of Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2025 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2024, the end of Kemper’s fiscal year.
Kemper’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Senior Financial Executives”) is posted in the “Governance” section of Kemper’s investor relations website, investors.kemper.com. Kemper also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Senior Financial Executives in the “Governance” section of its website. Kemper has also adopted the Insider Trading Policy governing the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the New York Stock Exchange standards. Copies of the Insider Trading Policy are filed as Exhibit 19.1 and Exhibit 19.2 to our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Director Compensation,” “Human Resources & Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2025 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Beneficial Ownership of Common Stock” in the Proxy Statement for Kemper’s 2025 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs
Equity Compensation Plans Approved by Security Holders	2,355,780	$58.62	2,363,941
Equity Compensation Plans Not Approved by Security Holders	481,104	56.66	—
Total	2,836,884	$115.28	2,363,941

Amended and Restated Kemper’s 2023 Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, RSUs, and PSUs.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Determination of Independence” in the Proxy Statement for Kemper’s 2025 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Proposal 4: Advisory Vote to Ratify the Selection of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm” in the Proxy Statement for Kemper’s 2025 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report
1.Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2024 and 2023, and the consolidated statements of loss, comprehensive loss, cash flows and shareholders’ equity for the years ended December 31, 2024, 2023 and 2022, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2024 Annual Report.
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
Schedule I Investments Other Than Investments in Related Parties
Schedule II Parent Company Financial Statements
Schedule III Supplementary Insurance Information
Schedule IV Reinsurance Schedule
The Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with regards to the Financial Statement Schedules listed above, is incorporated by reference to the Report of Independent Registered Public Accounting Firm included in Item 8.
3.Exhibits. An Exhibit Index has been filed as part of this report on pages 147 through 150.
(b)Exhibits. Included in Item 15(a)3 above
(c)Financial Statement Schedules. Included in Item 15(a)2 above
Item 16.     Form 10-K Summary
None.

Exhibit Index
The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	December 6, 2022
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.3	Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.1	September 29, 2020
4.4	First Supplemental Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association (Including the form of 2.400% Senior Notes due 2030)	8-K	001-18298	4.2	September 29, 2020
4.5	Second Supplemental Indenture, dated as of February 23, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 3.800% Senior Notes due 2032)	8-K	001-18298	4.2	February 23, 2022
4.6	Third Supplemental Indenture, dated as of March 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062)	8-K	001-18298	4.2	March 10, 2022
4.7	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.7	February 20, 2019
4.8	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1	Third Amended and Restated Credit Agreement, dated as of March 15, 2022, by and among the Company, as the borrower, the lenders and issuing banks from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-18298	10.1	March 17, 2022
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4	Advances and Security Agreement, effective August 14, 2020, between Alliance United Insurance Company and the Federal Home Loan Bank of San Francisco	8-K/A	001-18298	10.1	August 20, 2020
10.5	Advances, Collateral Pledge, and Security Agreement, dated as of May 10, 2022, between American Access Casualty Company and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	May 11, 2022
10.6*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.7*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.8*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.9*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.1	May 2, 2013
10.10*	Form of Deferred Stock Unit Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.2	May 2, 2013
10.11*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.24	February 14, 2014
10.12*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.31	February 13, 2017
10.13*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.39	February 13, 2018
10.14*	Form of individual Indemnification Agreements between Kemper and its directors and executive officers	8-K	001-18298	10.1	February 11, 2020
10.15*	2020 Omnibus Plan	Schedule 14A	001-18298	Appendix B	March 25, 2020
10.16*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.1	May 11, 2020
10.17*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.2	May 11, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.18*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.3	May 11, 2020
10.19*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.6	May 11, 2020
10.20*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.7	May 11, 2020
10.21*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.22*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.23*	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.24*	Form of Restricted Stock Unit Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.25*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.26*	Form of Performance Share Unit Award Agreement (Relative TSR) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.27*	Form of Special Equity Award Agreement as of February 1, 2022 under the 2020 Omnibus Equity Plan					X
10.28*	Amended and Restated Kemper Corporation 2023 Omnibus Plan	Schedule 14A	001-18298	Appendix A	May 1, 2024
10.29*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.1	August 7, 2023
10.30*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.2	August 7, 2023
10.31*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.3	August 7, 2023
10.32*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.4	August 7, 2023
10.33*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.5	August 7, 2023
10.34*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.6	August 7, 2023

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.35*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.7	August 7, 2023
10.36*	Form of Restricted Stock Unit Award Agreement (ELT Retention) as of February 6, 2024 under the 2023 Omnibus Plan	10-Q	001-18298	10.2	May 1, 2024
10.37*	Form of individual change in control severance agreements between Kemper and its executive officers Each of the agreements is identical except that the multipliers for benefits related to severance payment, life insurance and health insurance are 3 years, 3 years and 36 months, respectively, for the Chief Executive Officer and 2 years, 2 years and 24 months, respectively, for the other officers.	10-Q	001-18298	10.1	August 5, 2024
18.1	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle					X
19.1	Insider Trading Policy - Executive Version					X
19.2	Insider Trading Policy - ESOC Version					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Joseph P. Lacher, Jr., President and Chief Executive Officer, Bradley T. Camden, Executive Vice President and Chief Financial Officer, and James A. Alexander, Senior Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his or her true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2024 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2024 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2025.

KEMPER CORPORATION (Registrant)

By:	/s/ JOSEPH P. LACHER, JR.
Joseph P. Lacher, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 7, 2025.

Signature	Title
/s/ JOSEPH P. LACHER, JR.	President and Chief Executive Officer (Principal Executive Officer)
Joseph P. Lacher, Jr.

/s/ BRADLEY T. CAMDEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Bradley T. Camden

/s/ JAMES A. ALEXANDER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
James A. Alexander

/s/ TERESA A. CANIDA	Director
Teresa A. Canida

/s/ GEORGE N. COCHRAN	Director
George N. Cochran

/s/ JASON N. GOREVIC	Director
Jason N. Gorevic

/s/ LACY M. JOHNSON	Director
Lacy M. Johnson

/s/ GERALD LADERMAN	Director
Gerald Laderman

/s/ ALBERTO PARACCHINI	Director
Alberto J. Paracchini

/s/ STUART B. PARKER	Director
Stuart B. Parker

/s/ SUZET M. McKINNEY	Director
Suzet M. McKinney

/s/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2024
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$588.6	$486.8	$486.8
States and Political Subdivisions	1,457.3	1,233.2	1,233.2
Foreign Governments	6.5	6.6	6.6
Corporate Securities:
Other Bonds and Notes	4,038.3	3,519.6	3,519.6
Redeemable Preferred Stocks	9.8	8.9	8.9
Collateralized Loan Obligations	747.8	741.5	741.5
Other Mortgage- and Asset-backed	446.7	413.0	413.0
Total Investments in Fixed Maturities	7,295.0	6,409.6	6,409.6
Equity Securities at Fair Value:
Preferred Stocks	22.6	22.6	22.6
Common Stocks	1.4	1.4	1.4
Other Equity Interests	194.5	194.5	194.5
Total Investments in Equity Securities	218.5	218.5	218.5

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	186.3	XXX.X	186.3
Alternative Energy Partnership Investments	17.6	XXX.X	17.6
Short-term Investments	1,037.1	XXX.X	1,037.1
Company-Owned Life Insurance	539.2	XXX.X	539.2
Loans to Policyholders	280.7	XXX.X	280.7
Other Investments	199.5	XXX.X	199.5
Total Investments	$9,773.9		$8,888.5
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2024	2023
ASSETS
Investments in Subsidiaries	$3,773.8	$3,594.1
Fixed Maturities at Fair Value (Amortized Cost: 2024 – $0.5; 2023 - $177.4)	0.5	174.3
Equity Securities at Fair Value (Cost: 2024 - $12.8; 2023 - $11.6)	10.9	9.9
Short-term Investments	453.8	180.2
Other Investments	22.2	18.8
Cash	2.3	1.5
Other Receivables	60.9	38.5
Current Income Taxes	54.3	33.9
Right-of-Use Assets	7.2	7.7
Other Assets	13.1	32.5
Total Assets	$4,399.0	$4,091.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 4.350% due 2025 (Fair Value: 2024 – $448.1; 2023 – $440.8)	$449.9	$449.6
Senior Notes Payable, 2.400% due 2030 (Fair Value: 2024 – $338.9; 2023 – $313.6)	397.5	397.0
Senior Notes Payable, 3.800% due 2032 (Fair Value: 2024 - $352.2; 2023 - $338.4)	396.5	396.0
Fixed-Rate Reset Junior Subordinated Debentures, 5.875% due 2062 (Fair Value: 2024 - $139.2; 2023 - $120.6)	147.7	146.6
Deferred Income Tax Liability	137.0	119.5
Liabilities for Benefit Plans	32.1	28.1
Right-of-Use Liabilities	21.3	23.3
Accrued Expenses and Other Liabilities	28.6	26.3
Total Liabilities	1,610.6	1,586.4
Shareholders’ Equity:
Common Stock	6.4	6.4
Additional Paid-in Capital	1,854.9	1,845.3
Retained Earnings	1,231.6	1,014.3
Accumulated Other Comprehensive Loss	(304.5)	(360.8)
Total Shareholders’ Equity attributable to Kemper Corporation	2,788.4	2,505.2
Noncontrolling Interest	$—	$(0.2)
Total Shareholders’ Equity	2,788.4	2,505.0
Total Liabilities and Shareholders’ Equity	$4,399.0	$4,091.4
See Accompanying Report of Independent Registered Public Accounting Firm.

2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME (LOSS)
(Dollars in Millions)

	For the Year Ended December 31,
	2024	2023	2022
Net Investment Income	$15.9	$8.6	$16.6
Change in Fair Value of Equity Securities	(0.2)	(1.5)	(14.8)
Net Realized Investment (Losses) Gains	(10.6)	(11.9)	3.0
Impairment Losses	—	(0.4)	(0.2)
Other Income	—	—	1.1
Total Revenues	5.1	(5.2)	5.7
Interest Expense	58.1	56.7	52.6
Pension Settlement Expense	(2.6)	70.2	—
Other Operating Expenses	12.7	6.1	6.6
Total Operating Expenses	68.2	133.0	59.2
Loss before Income Taxes and Equity in Net Income (Loss) of Subsidiaries	(63.1)	(138.2)	(53.5)
Income Tax Benefit	(8.8)	(28.4)	(14.0)
Loss before Equity in Net Income (Loss) of Subsidiaries	(54.3)	(109.8)	(39.5)
Equity in Net Income (Loss) of Subsidiaries	372.1	(162.5)	(247.1)
Net Income (Loss)	317.8	(272.3)	(286.6)
Less: Net Loss attributable to Noncontrolling Interest	—	(0.2)	—
Net Income (Loss) attributable to Kemper Corporation	$317.8	$(272.1)	$(286.6)
See Accompanying Report of Independent Registered Public Accounting Firm.

3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	For the Year Ended December 31,
	2024	2023	2022
Net Income (Loss)	$317.8	$(272.3)	$(286.6)
Other Comprehensive Income (Loss):
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	(210.5)	235.0	(1,535.7)
Securities Held by Parent	0.6	(0.6)	(2.6)
Having Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	(0.6)	(0.5)	1.9
Reclassification Adjustment for Securities Having No Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	8.8	4.5	(12.8)
Securities Held by Parent	2.4	(0.1)	—
Reclassification Adjustment for Securities Having Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	(0.7)	—	—
Unrecognized Postretirement Benefit Costs Arising During the Year:
Subsidiaries	0.5	0.1	1.1
Parent	1.3	(7.4)	18.2
Reclassification Adjustment for Postretirement Benefit Costs Arising During the Year:
Subsidiaries	(0.3)	(0.3)	—
Parent	(2.8)	66.8	(0.4)
Unrecognized Gain (Loss) on Cash Flow Hedges Arising During the Year:
Subsidiaries	(6.3)	—	—
Reclassification Adjustment for Gain (Loss) on Cash Flow Hedges Arising During the Year:
Parent	0.9	(0.2)	5.9
Change in Discount Rate on Future Life Policyholder Benefits	278.0	(101.7)	1,380.7
Other Comprehensive Income (Loss) Before Income Taxes	71.3	195.6	(143.7)
Income Tax Expense (Benefit):
Changes in Net Unrealized (Losses) Gains on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	(44.2)	49.5	(322.7)
Securities Held by Parent	0.1	(0.1)	(0.5)
Having Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	(0.3)	(0.2)	0.4
Reclassification Adjustment for Securities Having No Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	1.8	1.0	(2.7)
Securities Held by Parent	0.5	(0.1)	—
Reclassification Adjustment for Securities Having Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	(0.3)	—	—
Unrecognized Postretirement Benefit Costs Arising During the Year:
Subsidiaries	0.1	—	0.2
Parent	0.3	(1.3)	3.9
Reclassification Adjustment for Postretirement Benefit Costs Arising During the Year:
Subsidiaries	—	(0.2)	—
Parent	(0.6)	14.0	(0.1)
Unrecognized Gain (Loss) on Cash Flow Hedges Arising During the Year:
Subsidiaries	(0.9)	—	—
Reclassification Adjustment for Gain (Loss) on Cash Flow Hedges Arising During the Year:
Parent	0.2	0.1	1.2
Change in Discount Rate on Future Life Policyholder Benefits	58.3	(21.2)	289.9
Income Tax Expense (Benefit)	15.0	41.5	(30.4)
Other Comprehensive Income (Loss)	56.3	154.1	(113.3)
Total Comprehensive Income (Loss)	$374.1	$(118.2)	$(399.9)
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	—	(0.2)	—
Total Comprehensive Income (Loss) attributable to Kemper Corporation	$374.1	$(118.0)	$(399.9)
See Accompanying Report of Independent Registered Public Accounting Firm.
4

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net Income (Loss)	$317.8	$(272.3)	$(286.6)
Adjustment Required to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operations:
Equity in Net Loss (Income) of Subsidiaries	(372.1)	162.5	247.1
Cash Dividends from Subsidiaries	245.4	320.8	25.3
Net Realized Investment Losses (Gains)	10.6	11.9	(3.0)
Settlement Costs Related to Defined Benefit Pension Plan	(2.6)	70.2	—
Impairment Losses	—	0.4	0.2
Income from Change in Fair Value of Equity and Convertible Securities	0.2	1.5	14.8
Other	31.9	(30.6)	(48.9)
Net Cash Provided by (Used in) Operating Activities	231.2	264.4	(51.1)
Investing Activities:
Capital Contributed to Subsidiaries	—	(177.5)	(537.8)
Contribution to Non-Controlling Interest	(18.0)	(4.0)	—
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	35.3	50.8	0.1
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	2.7	14.8	71.9
Purchases of Investments:
Fixed Maturities	—	—	(40.3)
Equity Securities	(3.8)	(2.1)	(5.6)
Net Sales (Purchases) of Short-term Investments	(126.3)	(112.2)	138.9
Other	(0.1)	(23.2)	(3.1)
Net Cash Used in Investing Activities	(110.2)	(253.4)	(375.9)
Financing Activities:
Notes Payable Proceeds:
Proceeds from Issuance of 3.800% Senior Notes due February 23, 2032	—	—	396.3
Issuance Fees from Issuance of 3.800% Senior Notes due February 23, 2032	—	—	(1.2)
Proceeds from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	—	—	145.6
Issuance Fees from Issuance of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	—	—	(0.9)
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.8	4.3	4.9
Common Stock Repurchases	(38.9)	—	—
Dividends and Dividend Equivalents Paid	(80.1)	(79.6)	(79.7)
Other	(5.0)	(0.5)	0.6
Net Cash (Used in) Provided by Financing Activities	(120.2)	(75.8)	465.6
Net increase (decrease) in cash	0.8	(64.8)	38.6
Cash, Beginning of Year	1.5	66.3	27.7
Cash, End of Year	$2.3	$1.5	$66.3
See Accompanying Report of Independent Registered Public Accounting Firm.
5

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial information of Kemper Corporation (“Kemper” or the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Kemper’s subsidiaries are accounted for using the equity method of accounting. Equity in Net Income (Loss) of Subsidiaries of these subsidiaries is presented on the Statements of Operations as Equity in Net Income (Loss) of Subsidiaries.
NOTE 2. GUARANTEES
On July 1, 2022, Kemper executed an indefinite agreement with its subsidiary, Kemper Bermuda Ltd, which requires Kemper to contribute up to $300.0 million in contributed capital to maintain its minimum Enhanced Capital Requirement (“ECR”) as required by the Bermuda Monetary Authority as a Class C insurer. As of December 31, 2024 and 2023, Kemper had contributed $40.0 million under this agreement.
NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper did not receive any non-cash dividends from or make any non-cash capital contributions to subsidiaries during 2024. In 2023, Kemper received $385.6 million in non-cash dividends from subsidiaries and made non-cash capital contributions of $336.5 million to subsidiaries.
NOTE 4. LEASES
Kemper leases certain office space for its current and former corporate headquarters under non-cancelable operating leases.
The following table presents operating lease Right-of-Use (“ROU”) assets and lease liabilities at December 31, 2024 and 2023.

DOLLARS IN MILLIONS	2024	2023
Operating Lease Right-of-Use Assets	$7.2	$7.7
Operating Lease Liabilities	21.3	23.3
Supplemental cash flow information related to Kemper’s operating leases for the year-ended December 31, 2024 and December 31, 2023 respectively are presented follows.

DOLLARS IN MILLIONS	2024	2023
Operating Cash Flows from Operating Leases (Fixed Payments)	$3.0	$5.8
Operating Cash Flows from Operating Leases (Liability Reduction)	2.1	4.8

Significant judgments and assumptions for determining lease asset and liability as December 31, 2024 and December 31, 2023 respectively are presented below.

DOLLARS IN MILLIONS	2024	2023
Weighted-average Remaining Lease Term - Operating Leases	9.0 years	10.0 years
Weighted-average Discount Rate - Operating Leases	4.0%	4.1%

6

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)

NOTE 4. LEASES (Continued)
Kemper’s leases do not provide an implicit rate. Accordingly, Kemper uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum operating lease payments at December 31, 2024 were:

DOLLARS IN MILLIONS	Operating Leases
2025	$2.6
2026	2.6
2027	2.7
2028	2.8
2029	2.8
2030 and Thereafter	12.1
Total Future Payments	$25.6
Less Discount	4.3
Present Value of Minimum Lease Payments	$21.3
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

7

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 5. DEBT (Continued)
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Loss. Beginning with the issuance of the 2032 Senior Notes described in the preceding paragraph, such gain is being amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings. Amortization, reported in Interest Expense, was $0.6 million for the year ended December 31, 2024. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2025 as interest expense on the debt is recognized.
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
8

SCHEDULE III
KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income (Loss)	Net Investment Income[2]	Insurance Claims and Policy- holders’ Benefits	Amortization of Deferred Policy Acquisition Costs	Other Insurance Expenses[3]	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2024
Specialty Property & Casualty Insurance	$3,576.4	$3,685.4	$4.7	$189.6	$2,541.7	$474.1	$285.4	$162.8	$2,347.9	$1,216.8
Life Insurance[1]	393.9	N/A	0.5	170.6	234.5	32.6	239.5	463.1	3,202.4	8.2
Non-Core Operations	245.6	108.3	—	36.4	236.8	31.3	51.0	4.1	261.7	50.3
Corporate and Other	—	N/A	3.0	10.9	0.1	—	66.2	—	9.0	—
Total	$4,215.9	N/A	$8.2	$407.5	$3,013.1	$538.0	$642.1	$630.0	$5,821.0	$1,275.3
2023
Specialty Property & Casualty Insurance	$3,632.5	$3,305.4	$4.5	$168.3	$3,141.9	$496.2	$245.1	$142.7	$2,308.7	$1,104.5
Life Insurance[1]	387.6	N/A	(0.2)	193.4	243.4	39.9	235.9	426.9	3,425.3	7.6
Non-Core Operations	509.3	435.5	—	48.7	434.6	71.0	75.6	22.0	356.4	188.7
Corporate and Other	—	N/A	2.9	9.3	0.1	—	201.9	—	12.5	—
Total	$4,529.4	N/A	$7.2	$419.7	$3,820.0	$607.1	$758.5	$591.6	$6,102.9	$1,300.8
2022
Specialty Property & Casualty Insurance	$4,046.4	$3,934.4	$6.0	$140.7	$3,578.2	$569.8	$232.1
Life Insurance[1]	571.5	N/A	(0.6)	216.5	360.8	42.4	300.9
Non-Core Operations	595.5	527.1	—	49.7	493.4	93.5	90.0
Corporate and Other	—	N/A	3.8	15.7	0.2	—	75.2
Total	$5,213.4	N/A	$9.2	$422.6	$4,432.6	$705.7	$698.2
1 The Company’s Life Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life Insurance segment.
2 The Company reports Net Investment Income based on the attributable source of investable funds. The Specialty Property & Casualty Insurance and Non-Core Operations Net Investment Income is allocated from a shared investment portfolio based on the respective amounts of investable funds contributed by each business. Investable funds is determined based on certain liabilities (net of non-invested assets) and required capital. The Life Insurance segment and Corporate and Other Operations Net Investment Incomes are primarily sourced from dedicated investment portfolios.
3 Expenses are allocated based upon specific metrics associated with each business, including but not limited to claim counts, headcount, and budgeted premium.
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2024
Life Insurance in Force	$19,651.3	$322.5	$123.6	$19,452.4	0.6%
Premiums:
Life Insurance	$330.7	$3.1	$0.5	$328.1	0.2%
Accident and Health Insurance	34.7	12.5	—	22.2	—
Property and Liability Insurance	3,873.1	17.5	10.0	3,865.6	0.3
Total Premiums	$4,238.5	$33.1	$10.5	$4,215.9	0.2%
Year Ended December 31, 2023
Life Insurance in Force	$19,750.8	$339.4	$129.9	$19,541.3	0.7%
Premiums:
Life Insurance	$322.0	$3.3	$0.5	$319.2	0.2%
Accident and Health Insurance	34.7	11.6	—	23.1	—
Property and Liability Insurance	4,175.7	17.8	29.2	4,187.1	0.7
Total Premiums	$4,532.4	$32.7	$29.7	$4,529.4	0.7%
Year Ended December 31, 2022
Life Insurance in Force	$19,885.1	$354.8	$137.1	$19,667.4	0.7%
Premiums:
Life Insurance	$355.8	$3.6	$0.6	$352.8	0.2%
Accident and Health Insurance	167.9	1.1	1.4	168.2	0.8
Property and Liability Insurance	4,706.1	38.0	24.3	4,692.4	0.5
Total Premiums	$5,229.8	$42.7	$26.3	$5,213.4	0.5%
See Accompanying Report of Independent Registered Public Accounting Firm.

1