Form 10-Q
period 2025-09-30
KEMPER Corp
filed 2025-11-05
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 9/30/2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
58,546,860 shares of common stock, $0.10 par value, were outstanding as of November 3, 2025.

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
•The interest rate environment, including recently enacted and proposed rate changes by the U.S. Federal Reserve, which may cause material fluctuations in our life policyholder benefit reserves;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Revenues:
Earned Premiums[1]	$1,133.3	$1,068.5	$3,352.0	$3,134.1
Net Investment Income	104.8	111.1	301.9	304.5
Other Income	2.9	2.7	8.6	7.9
Change in Fair Value of Equity and Convertible Securities	(2.1)	(2.3)	(2.5)	(0.1)
Net Realized Investment Gains	3.9	1.1	4.7	9.2
Impairment Losses	(3.1)	(2.2)	(6.4)	(3.8)
Total Revenues	1,239.7	1,178.9	3,658.3	3,451.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses[2]	924.6	769.3	2,521.0	2,269.7
Insurance and Other Expenses	339.1	304.5	933.6	870.6
Interest Expense	9.1	14.4	29.5	42.3
Total Expenses	1,272.8	1,088.2	3,484.1	3,182.6
(Loss) Income before Income Taxes	(33.1)	90.7	174.2	269.2
Income Tax (Benefit) Expense	(8.9)	18.5	31.6	52.4
Net (Loss) Income	(24.2)	72.2	142.6	216.8
Less: Net Loss attributable to Noncontrolling Interest	(3.2)	(1.5)	(8.7)	(3.6)
Net (Loss) Income attributable to Kemper Corporation	$(21.0)	$73.7	$151.3	$220.4

Net (Loss) Income attributable to Kemper Corporation per Unrestricted Share:
Basic	$(0.34)	$1.15	$2.40	$3.43
Diluted	$(0.34)	$1.14	$2.37	$3.40
[1] Includes a remeasurement loss related to the deferred profit liability within the Life insurance business of $0.9 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and a remeasurement loss of $1.6 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

[2] Includes a remeasurement gain of $1.8 million and $1.2 million related to the liability for future policyholder benefits within the Life insurance business for the three months ended September 30, 2025 and 2024, respectively, and a remeasurement gain of $1.8 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net (Loss) Income	$(24.2)	$72.2	$142.6	$216.8

Other Comprehensive Income Before Income Taxes
Changes in Unrealized Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of (Loss) Income	107.9	286.6	179.2	98.4
Credit Losses Recognized in Condensed Consolidated Statements of (Loss) Income	(1.0)	—	0.3	(1.7)
Change in Unrecognized Postretirement Benefit Costs	(0.5)	(0.7)	(1.6)	(2.4)
Gain on Cash Flow Hedges	0.7	4.9	1.1	1.3
Change in Discount Rate on Future Life Policyholder Benefits	(68.4)	(209.1)	(81.4)	40.8
Other Comprehensive Income Before Income Taxes	38.7	81.7	97.6	136.4
Other Comprehensive Income Tax Expense	8.0	16.9	19.9	28.1
Other Comprehensive Income, Net of Taxes	30.7	64.8	77.7	108.3
Total Comprehensive Income	6.5	137.0	220.3	325.1

Less: Net Loss attributable to Noncontrolling Interest	(3.2)	(1.5)	(8.7)	(3.6)
Less: Other Comprehensive Income attributable to Noncontrolling Interest	0.1	—	0.3	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(3.1)	(1.5)	(8.4)	(3.6)

Comprehensive Income attributable to Kemper Corporation	$9.6	$138.5	$228.7	$328.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2025	Dec 31, 2024
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2025 - $7,331.7; 2024 - $7,295.0 Allowance for Credit Losses: 2025 - $15.7; 2024 - $10.7)	$6,620.3	$6,409.6
Equity Securities at Fair Value (Cost: 2025 - $282.1; 2024 - $197.1)	302.0	218.5
Equity Method Limited Liability Investments	174.9	186.3
Short-term Investments at Cost which Approximates Fair Value	371.2	1,037.1
Company-Owned Life Insurance	567.9	539.2
Loans to Policyholders	279.3	280.7
Other Investments	287.0	217.1
Total Investments	8,602.6	8,888.5
Cash	107.4	64.4
Receivables from Policyholders (Allowance for Credit Losses: 2025 - $2.4; 2024 - $2.9)	1,022.9	977.9
Other Receivables	185.0	185.7
Deferred Policy Acquisition Costs	658.9	628.9
Goodwill	1,250.7	1,250.7
Current Income Tax Assets	57.4	63.4
Deferred Income Tax Assets	66.3	93.3
Other Assets	422.2	436.1
Assets of Consolidated Variable Interest Entity
Fixed Maturities at Fair Value (Amortized Cost: 2025 - $36.0; 2024 - $1.7)	36.3	1.7
Short-term Investments at Cost which Approximates Fair Value	17.5	28.0
Cash	—	1.0
Receivables from Policyholders	10.7	8.2
Other Receivables	0.4	—
Deferred Policy Acquisition Costs	1.4	1.1
Deferred Income Tax Assets	3.7	1.5
Total Assets	$12,443.4	$12,630.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2025	Dec 31, 2024
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,317.6	$3,199.7
Property and Casualty	2,806.0	2,611.9
Total Insurance Reserves	6,123.6	5,811.6
Unearned Premiums	1,310.6	1,264.1
Policyholder Obligations	620.0	637.7
Deferred Income Tax Liabilities	13.5	14.8
Accrued Expenses and Other Liabilities	669.5	705.2
Long-term Debt, Current, at Amortized Cost	—	449.9
Long-term Debt, Non-Current, at Amortized Cost	943.1	941.7
Liabilities of Consolidated Variable Interest Entity
Insurance Reserves	26.3	9.4
Unearned Premiums	13.6	11.2
Accrued Expenses and Other Liabilities	1.6	0.5
Total Liabilities	9,721.8	9,846.1
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 60,201,675 Shares Issued and Outstanding at September 30, 2025 and 63,840,442 Shares Issued and Outstanding at December 31, 2024	6.0	6.4
Paid-in Capital	1,737.2	1,854.9
Retained Earnings	1,216.0	1,231.6
Accumulated Other Comprehensive Loss	(227.1)	(304.5)
Total Kemper Corporation Shareholders’ Equity	2,732.1	2,788.4
Noncontrolling Interest	(10.5)	(4.1)
Total Shareholders’ Equity	2,721.6	2,784.3
Total Liabilities and Shareholders’ Equity	$12,443.4	$12,630.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
Cash Flows from Operating Activities:
Net Income	$142.6	$216.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Investment Gains	(4.7)	(9.2)
Impairment Losses	6.4	3.8
Depreciation, Amortization, and Impairments of Property, Equipment, Software and Intangible Assets Acquired	61.2	40.8
Settlement Related to Defined Benefit Pension Plan	—	(2.6)
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	6.0	24.7
Change in Fair Value of Equity and Convertible Securities	2.5	0.1
Changes in:
Receivables from Policyholders	(47.5)	(28.4)
Reinsurance Recoverables	2.6	4.6
Deferred Policy Acquisition Costs	(30.3)	(30.3)
Insurance Reserves	251.1	(43.1)
Unearned Premiums	48.9	(2.9)
Income Taxes	9.5	42.5
Other	(38.8)	(9.0)
Net Cash Provided by Operating Activities	409.5	207.8
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	902.3	929.2
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	19.3	15.8
Real Estate Investments	5.5	—
Mortgage Loans	83.4	96.5
Other Investments	18.1	10.9
Purchases of Investments:
Fixed Maturities	(980.7)	(792.2)
Equity Securities	(104.3)	(12.1)
Real Estate Investments	(2.1)	(0.9)
Mortgage Loans	(156.2)	(87.8)
Other Investments	(42.6)	(40.7)
Net Sales (Purchases) of Short-term Investments	685.4	(184.1)
Acquisition of Software and Long-lived Assets	(21.8)	(43.5)
Settlement Proceeds from Company-Owned Life Insurance	2.9	6.2
Other	4.2	13.1
Net Cash Provided by (Used in) Investing Activities	413.4	(89.6)
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
Net Cash Provided by (Used in) Investing Activities (Carryforward from page 8)	413.4	(89.6)
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(450.0)	—
Proceeds from Policyholder Contract Obligations	30.3	62.8
Repayment of Policyholder Contract Obligations	(51.0)	(100.6)
Proceeds from Shares Issued under Employee Stock Purchase Plan	2.7	2.9
Common Stock Repurchases	(251.3)	(25.0)
Dividends Paid	(60.7)	(60.1)
Other	(0.9)	(5.4)
Net Cash Used in Financing Activities	(780.9)	(125.4)

Net increase (decrease) in cash[1]	42.0	(7.2)
Cash, Beginning of Year[1]	65.4	64.1
Cash, End of Period[1]	$107.4	$56.9
[1]Includes amounts attributable to Kemper Reciprocal reported as non-controlling interest.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
Cash (paid) received during the year for:
Interest	$(41.9)	$(52.0)
Taxes	(22.2)	(10.5)
Operating Leases	(14.2)	(16.4)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$24.8	$8.5

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2025	63.6	$6.4	$1,859.3	$1,345.4	$(257.7)	$(7.9)	$2,945.5
Net Loss	—	—	—	(21.0)	—	(3.2)	(24.2)
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	30.6	0.1	30.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.32 per share)	—	—	—	(19.7)	—	—	(19.7)
Repurchases of Common Stock (Note 13)	(3.4)	(0.3)	(129.8)	(88.7)	—	—	(218.8)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	(0.1)	0.9	—	—	—	0.8
Equity-based Compensation Cost	—	—	7.3	—	—	—	7.3
Equity-based Awards, Net of Shares Exchanged	—	—	(0.5)	—	—	—	(0.5)
Other Changes in Non-Controlling Interest	—	—	—	—	—	0.5	0.5
Balance, September 30, 2025	60.2	$6.0	$1,737.2	$1,216.0	$(227.1)	$(10.5)	$2,721.6

	Three Months Ended September 30, 2024
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2024	64.4	$6.4	$1,860.9	$1,121.2	$(317.3)	$(1.9)	$2,669.3
Net Income	—	—	—	73.7	—	(1.5)	72.2
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	64.8	—	64.8
Cash Dividends and Dividend Equivalents to Shareholders ($0.31 per share)	—	—	—	(20.3)	—	—	(20.3)
Repurchases of Common Stock (Note 13)	(0.4)	—	(11.8)	(13.2)	—	—	(25.0)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	0.9	—	—	—	0.9
Equity-based Compensation Cost	—	—	7.6	—	—	—	7.6
Equity-based Awards, Net of Shares Exchanged	—	—	0.4	—	—	—	0.4
Other Changes in Non-Controlling Interest	—	—	—	—	—	0.5	0.5
Balance, September 30, 2024	64.0	$6.4	$1,858.0	$1,161.4	$(252.5)	$(2.9)	$2,770.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2025
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2024	63.9	$6.4	$1,854.9	$1,231.6	$(304.5)	$(4.1)	$2,784.3
Net Income	—	—	—	151.3	—	(8.7)	142.6
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	77.4	0.3	77.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(60.7)	—	—	(60.7)
Repurchases of Common Stock (Note 13)	(3.9)	(0.4)	(144.7)	(106.2)	—	—	(251.3)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	2.7	—	—	—	2.7
Equity-based Compensation Cost	—	—	27.2	—	—	—	27.2
Equity-based Awards, Net of Shares Exchanged	0.2	—	(2.9)	—	—	—	(2.9)
Other Changes in Non-Controlling Interest	—	—	—	—	—	2.0	2.0
Balance, September 30, 2025	60.2	$6.0	$1,737.2	$1,216.0	$(227.1)	$(10.5)	$2,721.6

	Nine Months Ended September 30, 2024
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2023	64.1	$6.4	$1,845.3	$1,014.3	$(360.8)	$(0.2)	$2,505.0
Net Income	—	—	—	220.4	—	(3.6)	216.8
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	108.3	—	108.3
Cash Dividends and Dividend Equivalents to Shareholders ($0.93 per share)	—	—	—	(60.1)	—	—	(60.1)
Repurchases of Common Stock (Note 13)	(0.4)	—	(11.8)	(13.2)	—	—	(25.0)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	2.9	—	—	—	2.9
Equity-based Compensation Cost	—	—	27.1	—	—	—	27.1
Equity-based Awards, Net of Shares Exchanged	0.3	—	(5.5)	—	—	—	(5.5)
Other Changes in Non-Controlling Interest	—	—	—	—	—	0.9	0.9
Balance, September 30, 2024	64.0	$6.4	$1,858.0	$1,161.4	$(252.5)	$(2.9)	$2,770.4
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
Certain financial information that is included in the annual financial statements, including certain financial statement footnote disclosures prepared in accordance with GAAP, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the nine months ended September 30, 2025 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2024.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to October 1, 2025. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2025 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
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
In September 2025, the FASB issued ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software, which replaces the existing project stage model with a principles-based approach. Software costs are capitalized when management

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
commits funding, and it is probable the project will be completed and used as intended. ASU 2025-06 also aligns disclosure requirements with those for property, plant, and equipment, eliminates separate intangible asset disclosures, and supersedes guidance on website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Note 2 - Net (Loss) Income Per Unrestricted Share
A reconciliation of the numerator and denominator used in the calculation of Basic Net (Loss) Income Per Unrestricted Share and Diluted Net (Loss) Income Per Unrestricted Share for the three and nine months ended September 30, 2025 and 2024 is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions, except per share amounts)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net (Loss) Income attributable to Kemper Corporation	$(21.0)	$73.7	$151.3	$220.4
Shares in Thousands
Weighted-average Unrestricted Shares Outstanding	61,477.4	64,216.5	63,092.2	64,288.4
Equity-based Compensation Equivalent Shares	—	681.5	628.2	575.4
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	61,477.4	64,898.0	63,720.4	64,863.8

Net (Loss) Income attributable to Kemper Corporation per Unrestricted Share:
(Per Unrestricted Share in Whole Dollars)
Basic Net (Loss) Income Per Unrestricted Share	$(0.34)	$1.15	$2.40	$3.43
Diluted Net (Loss) Income Per Unrestricted Share	$(0.34)	$1.14	$2.37	$3.40
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 2.0 million and 1.0 million for the three months ended September 30, 2025 and 2024, respectively.
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 1.4 million and 1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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
Segment Adjusted Net Operating Income
The Company analyzes the operating performance of each segment using segment adjusted net operating income. Segment adjusted net operating income does not equate to “net (loss) income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Segment adjusted net operating income is calculated by adjusting each segment’s income after income taxes for the following items:
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
Total Segment, Non-Core Operations, and Corporate and Other assets at September 30, 2025 and December 31, 2024 were:

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Segment Assets:
Specialty Property & Casualty Insurance[1]	$6,642.1	$6,352.9
Life Insurance	4,879.0	4,731.7
Total Segment Assets	11,521.1	11,084.6
Corporate and Other	262.9	774.7
Non-Core Operations	659.4	771.1
Total Assets[1]	$12,443.4	$12,630.4
[1]Includes $70.0 million and $41.5 million attributable to Kemper Reciprocal as of September 30, 2025 and December 31, 2024, respectively, which is reported as a consolidated variable interest entity.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Earned Premiums by product line, including a reconciliation to Total Earned Premiums, for the three and nine months ended September 30, 2025 and 2024 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Specialty Property & Casualty Insurance:
Personal Automobile	$785.1	$731.3	$2,328.1	$2,098.1
Commercial Automobile	232.2	187.7	662.2	523.5
Total Specialty Property & Casualty Insurance	1,017.3	919.0	2,990.3	2,621.6
Life Insurance:
Life	84.1	84.2	252.6	249.2
Accident and Health	5.5	5.6	16.4	16.8
Property	10.2	10.8	31.0	32.7
Total Life Insurance	99.8	100.6	300.0	298.7
Total Segment Earned Premiums	1,117.1	1,019.6	3,290.3	2,920.3
Non-Core Operations	16.2	48.9	61.7	213.8
Total Earned Premiums	$1,133.3	$1,068.5	$3,352.0	$3,134.1
Segment Revenues, including a reconciliation to Total Revenues, for the three and nine months ended September 30, 2025 and 2024 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$1,017.3	$919.0	$2,990.3	$2,621.6
Net Investment Income	53.8	52.0	153.9	139.7
Other Income	2.5	1.6	6.5	4.6
Total Specialty Property & Casualty Insurance	1,073.6	972.6	3,150.7	2,765.9
Life Insurance:
Earned Premiums	99.8	100.6	300.0	298.7
Net Investment Income	48.0	50.3	141.1	125.1
Other Income	0.4	0.2	1.4	0.7
Total Life Insurance	148.2	151.1	442.5	424.5
Total Segment Revenues	1,221.8	1,123.7	3,593.2	3,190.4
Change in Fair Value of Equity and Convertible Securities	(2.1)	(2.3)	(2.5)	(0.1)
Net Realized Investment Gains	3.9	1.1	4.7	9.2
Impairment Losses	(3.1)	(2.2)	(6.4)	(3.8)
Non-Core Operations	18.2	54.8	67.4	244.8
Other	1.0	3.8	1.9	11.3
Total Revenues	$1,239.7	$1,178.9	$3,658.3	$3,451.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Significant Segment Expenses that were regularly provided to the CODM for the three and nine months ended September 30, 2025 and 2024 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Segment Expenses:
Specialty Property & Casualty Insurance:
Current Year
Non-catastrophe Losses and LAE	$798.7	$644.2	$2,211.1	$1,846.0
Catastrophe Losses and LAE	1.0	3.6	10.1	18.0
Prior Years
Non-catastrophe Losses and LAE	51.4	(0.1)	65.5	4.4
Catastrophe Losses and LAE	—	0.2	0.6	0.8
Total Incurred Losses and LAE	851.1	647.9	2,287.3	1,869.2
Policy Acquisition Costs[1]	137.0	119.6	409.4	349.0
Business Unit Operating Costs[2]	44.2	40.5	122.6	101.4
Corporate Overhead Costs[3]	33.4	34.8	102.5	102.1
Total Insurance Expenses	214.6	194.9	634.5	552.5
Income Tax Expense	0.3	26.2	44.4	69.1
Total Specialty Property & Casualty Insurance	1,066.0	869.0	2,966.2	2,490.8
Life Insurance:
Policyholders’ Benefits and Incurred Losses and LAE	60.5	64.1	186.2	191.0
Policy Acquisition Costs[1]	32.8	34.9	97.7	100.3
Business Unit Operating Costs[2]	24.6	24.1	76.1	71.6
Corporate Overhead Costs[3]	8.2	10.0	25.9	31.0
Total Insurance Expenses	65.6	69.0	199.7	202.9
Income Tax Expense	3.5	3.0	8.2	3.9
Total Life Insurance	129.6	136.1	394.1	397.8
Total Segment Expenses	$1,195.6	$1,005.1	$3,360.3	$2,888.6
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Total Segment Adjusted Net Operating Income, including a reconciliation to Net (Loss) Income attributable to Kemper Corporation, for the three and nine months ended September 30, 2025 and 2024 was:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance
Revenues	$1,073.6	$972.6	$3,150.7	$2,765.9
Expenses	(1,066.0)	(869.0)	(2,966.2)	(2,490.8)
Specialty Property & Casualty Insurance Adjusted Net Operating Income	7.6	103.6	184.5	275.1
Life Insurance
Revenues	148.2	151.1	442.5	424.5
Expenses	(129.6)	(136.1)	(394.1)	(397.8)
Life Insurance Adjusted Net Operating Income	18.6	15.0	48.4	26.7
Total Segment Adjusted Net Operating Income	26.2	118.6	232.9	301.8
Corporate and Other Adjusted Net Operating Loss	(9.0)	(15.1)	(30.7)	(39.0)
Less: Net Loss attributable to Noncontrolling Interest	(3.2)	(1.5)	(8.7)	(3.6)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(1.7)	(1.8)	(2.0)	(0.1)
Net Realized Investment Gains	3.1	0.9	3.7	7.3
Impairment Losses	(2.5)	(1.7)	(5.1)	(3.0)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(19.6)	(9.1)	(27.6)	(24.3)
Debt Extinguishment, Pension Settlement and Other Charges	—	(2.2)	0.4	(0.1)
Non-Core Operations	(20.7)	(17.4)	(29.0)	(25.8)
Net (Loss) Income attributable to Kemper Corporation	$(21.0)	$73.7	$151.3	$220.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2025 and 2024 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,611.9	$2,680.5
Less: Reinsurance Recoverables at Beginning of Year	24.3	27.8
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,587.6	2,652.7
Incurred Losses and LAE related to:
Current Year	2,242.2	2,053.0
Prior Years	66.2	27.4
Total Incurred Losses and LAE	2,308.4	2,080.4
Paid Losses and LAE related to:
Current Year	945.0	945.0
Prior Years	1,167.7	1,227.6
Total Paid Losses and LAE	2,112.7	2,172.6
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	2,783.3	2,560.5
Plus: Reinsurance Recoverables at End of Period	22.7	26.4
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Period	$2,806.0	$2,586.9

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends may differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Condensed Consolidated Statements of (Loss) Income in the period of change. Additionally, the Company reviews if any premium revisions are appropriate as a result of any incurred losses and loss adjustment expenses (“LAE”) related to prior years recorded in the current period. For the nine months ended September 30, 2025 and 2024, no additional premiums or return premiums were recorded.
For the nine months ended September 30, 2025, the net adverse prior year development of $66.2 million included $67.5 million of adverse development on prior accident years attributable to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages in the Commercial Automobile product line.

For the nine months ended September 30, 2024, the net adverse prior year development of $27.4 million included $22.1 million of adverse development within Non-Core Operations due primarily to higher than expected loss emergence related to homeowners, umbrella, and bodily injury coverages. In addition, the Company experienced adverse development of $5.1 million within the Specialty Personal Automobile product line, primarily driven by higher than expected settlements for extra-contractual demands related to prior year claims.
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
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended		Nine Months Ended
(Dollars in Millions)		Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Present Value of Expected Net Premiums	Balance, Beginning of Period	$683.1	$692.6	$646.1	$675.4

	Beginning Balance at Original Discount Rate	$705.6	$733.2	$681.0	$694.7
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances from Expected Experience	1.1	(1.4)	17.8	4.3
	Adjusted Beginning of Period Balance	706.7	731.8	698.8	699.0
	Issuances	21.2	29.4	61.9	92.9
	Interest Accrual	7.6	8.0	22.4	23.5
	Net Premiums Collected	(24.2)	(24.0)	(71.8)	(70.2)
	Ending Balance at Original Discount Rate	711.3	745.2	711.3	745.2
	Effect of Changes in Discount Rate Assumptions	(14.4)	(12.0)	(14.4)	(12.0)
	Balance, End of Period	$696.9	$733.2	$696.9	$733.2
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Period	$3,343.4	$3,380.1	$3,295.9	$3,613.2

	Beginning Balance at Original Discount Rate	$3,834.3	$3,874.5	$3,812.1	$3,835.9
	Effect of Changes in Cash Flow Assumptions	—	—	—	—
	Effect of Actual Variances From Expected Experience	(0.7)	(2.6)	16.0	1.6
	Adjusted Beginning of Period Balance	3,833.6	3,871.9	3,828.1	3,837.5
	Issuances	21.3	29.5	62.4	92.9
	Interest Accrual	42.1	43.0	126.1	128.2
	Benefit Payments	(55.0)	(57.6)	(174.6)	(171.8)
	Ending Balance at Original Discount Rate	3,842.0	3,886.8	3,842.0	3,886.8
	Effect of Changes in Discount Rate Assumptions	(414.3)	(256.1)	(414.3)	(256.1)
	Balance, End of Period	$3,427.7	$3,630.7	$3,427.7	$3,630.7
	Net Liability for Future Policyholder Benefits, pre-flooring	$2,730.8	$2,897.5	$2,730.8	$2,897.5
	Cumulative impact of flooring the future Policyholder Benefits Reserve	—	—	—	—
	Net Liability for Future Policyholder Benefits, post-flooring	2,730.8	2,897.5	2,730.8	2,897.5
	Less: Reinsurance Recoverable	—	—	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,730.8	$2,897.5	$2,730.8	$2,897.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Liability for Future Policyholder Benefits (Continued)
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Sep 30, 2025	Sep 30, 2024
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	14.0	14.8
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024
Net Liability for Future Policyholder Benefits, post-flooring	$2,730.8	$2,897.5
Deferred Profit Liability	460.4	390.6
Other[1]	126.4	137.7
Total Life and Health Insurance Reserves	$3,317.6	$3,425.8
[1]Other primarily consists of Accident and Health and Universal Life reserves
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, are as follows:

(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024
Expected Future Benefit Payments, undiscounted	$10,167.1	$10,274.0
Expected Future Gross Premiums, undiscounted	$4,010.9	$4,159.0
Expected Future Gross Premiums, discounted	$2,718.2	$2,853.8
The amount of revenue and interest recognized on life insurance products in the Condensed Consolidated Statements of (Loss) Income is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Gross Premiums or Assessments	$99.2	$99.8	$299.7	$300.3
Interest Expense	$34.6	$35.0	$103.7	$104.7
The weighted-average interest rate is as follows:

	Sep 30, 2025	Sep 30, 2024
Interest Accretion Rate	4.53%	4.54%
Current Discount Rate	5.57%	5.17%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company did not make any changes to mortality and lapse assumptions during the nine months ended September 30, 2025 and 2024. Market data that underlies current discount rates was updated as of September 30, 2025.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Liability for Future Policyholder Benefits (Continued)
The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024
Balance, Beginning of Year	$412.1	$337.8
Profits Deferred	118.4	121.1
Interest Accrual	14.9	12.5
Amortization	(86.6)	(82.0)
Effect of Actual Variances from Expected Experience and Other Changes	1.6	1.2
Balance, End of Period	$460.4	$390.6
Note 6 - Investments
Fixed Maturities
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at September 30, 2025 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$673.4	$3.2	$(84.7)	$—	$591.9
States and Political Subdivisions	1,435.6	2.2	(194.5)	(0.1)	1,243.2
Foreign Governments	12.1	0.2	(0.3)	—	12.0
Corporate Securities:
Bonds and Notes	3,982.7	22.1	(417.2)	(13.4)	3,574.2
Redeemable Preferred Stocks	9.8	0.5	—	—	10.3
Collateralized Loan Obligations	823.8	2.8	(6.5)	(2.2)	817.9
Other Mortgage- and Asset-backed	394.3	1.3	(24.8)	—	370.8
Investments in Fixed Maturities	$7,331.7	$32.3	$(728.0)	$(15.7)	$6,620.3
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at December 31, 2024 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$588.6	$0.6	$(102.4)	$—	$486.8
States and Political Subdivisions	1,457.3	1.6	(225.4)	(0.3)	1,233.2
Foreign Governments	6.5	0.3	(0.2)	—	6.6
Corporate Securities:
Bonds and Notes	4,038.3	8.9	(518.8)	(8.8)	3,519.6
Redeemable Preferred Stocks	9.8	0.1	(1.0)	—	8.9
Collateralized Loan Obligations	747.8	2.5	(7.2)	(1.6)	741.5
Other Mortgage- and Asset-backed	446.7	0.8	(34.5)	—	413.0
Investments in Fixed Maturities	$7,295.0	$14.8	$(889.5)	$(10.7)	$6,409.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Other Receivables included $4.2 million and $1.8 million of unsettled sales of Investments in Fixed Maturities at September 30, 2025 and December 31, 2024, respectively. There were $7.8 million and $11.6 million of unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of September 30, 2025 and December 31, 2024, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2025 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$228.2	$225.8
Due after One Year to Five Years	925.2	894.4
Due after Five Years to Ten Years	920.7	839.7
Due after Ten Years	3,497.9	3,001.5
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,759.7	1,658.9
Investments in Fixed Maturities	$7,331.7	$6,620.3
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2025 consisted of securities issued by the Government National Mortgage Association with a fair value of $326.1 million, securities issued by the Federal National Mortgage Association with a fair value of $85.4 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $58.7 million and securities of other non-governmental issuers with a fair value of $1,188.7 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2025 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$3.2	$—	$382.4	$(84.7)	$385.6	$(84.7)
States and Political Subdivisions	178.5	(6.6)	971.5	(187.9)	1,150.0	(194.5)
Foreign Governments	3.7	(0.1)	0.4	(0.2)	4.1	(0.3)
Corporate Securities:
Bonds and Notes	538.0	(21.3)	2,472.6	(395.9)	3,010.6	(417.2)
Redeemable Preferred Stocks	—	—	2.0	—	2.0	—
Collateralized Loan Obligations	57.0	(0.5)	68.8	(6.0)	125.8	(6.5)
Other Mortgage- and Asset-backed	13.4	—	247.6	(24.8)	261.0	(24.8)
Total Fixed Maturities	$793.8	$(28.5)	$4,145.3	$(699.5)	$4,939.1	$(728.0)

Investment-grade fixed maturity investments comprised $708.0 million and below-investment-grade fixed maturity investments comprised $20.0 million of the unrealized losses on investments in fixed maturities at September 30, 2025. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 4.4% of the amortized cost basis of the investment.

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
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for nine months ended September 30, 2025. Accrued interest excluded from the amortized cost of fixed maturities total $73.5 million and $70.9 million as of September 30, 2025 and December 31, 2024, respectively, and is reported within the Other Receivables line of the Condensed Consolidated Balance Sheets. The Company monitors accrued interest and writes off amounts when they are not expected to be received.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.3	$10.4	$10.7
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.1	2.1
Reductions Due to Sales	—	(0.4)	(0.4)
Net (Decrease) Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.2)	4.7	4.5
Write-Offs Charged Against Allowance	—	(1.2)	(1.2)
Balance, End of Period	$0.1	$15.6	$15.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the nine months ended September 30, 2024.

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
Equity Securities
Investments in Equity Securities at Fair Value were $302.0 million and $218.5 million at September 30, 2025 and December 31, 2024, respectively. Net unrealized losses arising during the nine months ended September 30, 2025 and 2024 and recognized in earnings, related to such investments still held as of September 30, 2025 and September 30, 2024, were $2.3 million and $2.3 million, respectively.
There were no unsettled purchases or sales of Investments in Equity Securities at Fair Value at September 30, 2025. As of December 31, 2024, there were no unsettled purchases and $0.3 million in unsettled sales of Investments in Equity Securities at Fair Value.
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
The Company’s maximum exposure to loss at September 30, 2025 is limited to the total carrying value of $174.9 million. In addition, the Company had outstanding commitments totaling approximately $102.6 million to fund Equity Method Limited Liability Investments at September 30, 2025. At September 30, 2025, 3.0% of Equity Method Limited Liability Investments were reported without a reporting lag, 2.0% of the total carrying value were reported with a one-month lag, and the remainder were reported with a greater than one-month but less than or equal to three-month lag.
There were no unsettled purchases or sales of Equity Method Limited Liability Investments as of September 30, 2025 or December 31, 2024. Unsettled purchases and sales of Equity Method Limited Liability Investments are carried within Accrued Expenses and Other Liabilities and Other Receivables, respectively, on the Condensed Consolidated Balance Sheets.
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at September 30, 2025 and December 31, 2024 were $279.3 million and $280.7 million, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Other Investments
The carrying values of the Company’s Other Investments at September 30, 2025 and December 31, 2024 were:

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Equity Securities at Modified Cost	$22.2	$22.5
Real Estate at Depreciated Cost	93.3	99.5
Mortgage Loans	148.2	75.3
Alternative Energy Partnership Investments	17.4	17.6
Other	5.9	2.2
Total Other Investments	$287.0	$217.1
Investments in Equity Securities at Modified Cost were $22.2 million and $22.5 million at September 30, 2025 and December 31, 2024, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of (Loss) Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the nine months ended September 30, 2025 and 2024. The Company did not recognize any impairment on Equity Securities at Modified Cost for the nine months ended September 30, 2025 as a result of the Company’s impairment analysis. The Company recognized an impairment of $0.4 million on Equity Securities at Modified Cost for nine months ended September 30, 2024 as a result of the Company’s impairment analysis. As of September 30, 2025 and December 31, 2024, the Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $3.2 million of cumulative impairments on Equity Securities at Modified Cost.
Alternative Energy Partnership Investments include partnerships formed to invest in newly installed residential solar leases and power purchase agreements. As a result of this investment, the Company has the right to certain investment tax credits and tax depreciation benefits, and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. The Hypothetical Liquidation Book Value (“HLBV”) equity method of accounting is used for the Company’s investments in Alternative Energy Partnership Investments. The Company’s maximum exposure to loss at September 30, 2025 is limited to the total carrying value of $17.4 million. The Company has no outstanding commitments to fund Alternative Energy Partnership Investments as of September 30, 2025. Alternative Energy Partnership Investments are reported on a three-month lag.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Net Investment Income
Net Investment Income for the three and nine months ended September 30, 2025 and 2024 was:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Investment Income:
Interest on Fixed Maturities[1]	$79.1	$79.0	$232.4	$239.0
Dividends on Equity Securities Excluding Alternative Investments	2.1	0.9	3.6	4.6
Alternative Investments:
Equity Method Limited Liability Investments	—	0.9	(6.0)	(15.9)
Limited Liability Investments Included in Equity Securities	4.0	9.1	10.8	18.7
Total Alternative Investments	4.0	10.0	4.8	2.8
Short-term Investments	4.2	8.4	18.8	23.0
Loans to Policyholders	5.2	5.5	15.6	15.8
Real Estate	2.5	2.2	7.0	6.7
Company-Owned Life Insurance	10.8	9.7	31.5	25.7
Other	3.1	2.2	8.4	7.3
Total Investment Income	111.0	117.9	322.1	324.9
Investment Expenses:
Real Estate	2.0	1.8	6.3	6.1
Other Investment Expenses	4.2	5.0	13.9	14.3
Total Investment Expenses	6.2	6.8	20.2	20.4
Net Investment Income	$104.8	$111.1	$301.9	$304.5

[1]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $4.7 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, and $14.3 million and $15.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The components of Net Realized Investment Gains for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Fixed Maturities:
Gains on Sales	$3.7	$0.9	$5.4	$15.9
Losses on Sales	(0.5)	—	(1.5)	(2.6)
Losses on Hedging Activity[1]	—	—	—	(7.9)
Equity Securities:
Gains on Sales	0.5	—	0.5	4.1
Losses on Sales	—	—	—	(0.1)
Other Investments:
Gains on Sales	0.2	1.8	0.3	3.3
Losses on Sales	—	(1.6)	—	(3.5)
Net Realized Investment Gains	$3.9	$1.1	$4.7	$9.2
[1] Includes Ultra-Long Treasury Future derivative securities which do not qualify for hedge accounting treatment.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Derivatives
The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates.
The Company entered into derivative agreements with maturity dates throughout 2025. Derivative instruments are carried at fair value on the Condensed Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives which do not qualify for hedge accounting treatment are recorded on the Condensed Consolidated Statements of (Loss) Income within Net Realized Investment Gains. Changes in the fair values of derivatives which qualify for hedge accounting treatment are recorded within Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets.
Interest Rate Risk
The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates.
Ultra-Long Treasury Futures
The Company enters into exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expire quarterly. As of September 30, 2025, all Treasury Futures held by the Company qualified for hedge accounting as a cash flow hedge. The Company utilizes a rollover hedging strategy that involves continuously establishing short-term derivatives in consecutive contract months to hedge the underlying risk exposure. Under this strategy, the complete set of derivatives are not acquired at hedge inception; rather, short-term derivatives are acquired throughout the hedging period such that maturing derivatives are replaced with new short-term derivatives.
The following table presents the Company’s Ultra-Long Treasury Futures derivatives, primary underlying risk exposure, gross notional amount, and estimated fair value of these derivatives:

		September 30, 2025			December 31, 2024
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$75.0	$2.7	$—	$75.0	$—	$(3.7)
The below table reflects the amounts of Gains (Losses) deferred into AOCI before taxes, net changes in amounts in AOCI associated with current hedging transactions, and amounts subsequently reclassified into Net (Loss) Income through Net Investment Income for Ultra-Long Treasury Futures qualifying as cash flow hedges for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Beginning of Period	$(5.7)	$(3.6)	$(6.3)	$—
Gains (Losses) Deferred in AOCI	0.2	—	(1.7)	(4.0)
Net Change in AOCI with Current Period Hedging Transactions	0.6	3.9	2.9	4.3
Losses Reclassified into Income	—	0.5	0.2	0.5
Net Comprehensive (Losses) Gains from Cash Flow Hedges	$(4.9)	$0.8	$(4.9)	$0.8

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
During the first quarter of 2025, in conjunction with the redemption of the Senior Notes due February 15, 2025, the Company amortized the remaining $0.1 million of pre-tax derivative loss on the 2016 Treasury Lock into earnings. Pre-tax amortization on the 2022 Treasury Lock was $0.1 million and $0.4 million for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the remaining amount of pre-tax derivative gain on the 2022 Treasury Lock within AOCI to be amortized into earnings was $3.8 million.

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
The valuation of assets and liabilities measured at fair value in Company’s Condensed Consolidated Balance Sheets at September 30, 2025 is summarized below. The Company had no material liabilities that are measured and reported at fair values.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$103.9	$488.0	$—	$—	$591.9
States and Political Subdivisions	—	1,241.4	1.8	—	1,243.2
Foreign Governments	—	9.5	2.5	—	12.0
Corporate Securities:
Bonds and Notes	—	3,293.5	280.7	—	3,574.2
Redeemable Preferred Stock	—	5.9	4.4	—	10.3
Collateralized Loan Obligations	—	812.2	5.7	—	817.9
Other Mortgage and Asset-backed	—	335.9	34.9	—	370.8
Total Investments in Fixed Maturities	103.9	6,186.4	330.0	—	6,620.3
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	11.6	2.6	—	14.2
Other Industries	—	5.6	—	—	5.6
Common Stocks:
Finance, Insurance and Real Estate	—	—	—	—	—
Other Industries	0.2	—	1.4	—	1.6
Other Equity Interests:
Exchange Traded Funds	76.6	—	—	—	76.6
Limited Liability Companies and Limited Partnerships	—	—	—	204.0	204.0
Total Investments in Equity Securities at Fair Value	76.8	17.2	4.0	204.0	302.0
Other Investments:
Derivative Instrument Classified as Cash Flow Hedge	—	2.7	—	—	2.7
Total Assets	$180.7	$6,206.3	$334.0	$204.0	$6,925.0

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at September 30, 2025. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$91.6	1.6%	-	10.5%	7.3%
Non-investment-grade:
Senior Debt	Market Yield	116.7	6.6	-	26.1	10.1
Junior Debt	Market Yield	27.1	8.5	-	26.0	13.0
Other	Various	94.6
Total Level 3 Fixed Maturity Investments		$330.0

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2025 is presented below.

	Fixed Maturities						Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Foreign Governments	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Period	$261.6	$—	$0.2	$4.3	$52.8	$22.5	$4.8	$346.2
Total Gains (Losses):
Included in Condensed Consolidated Statements of (Loss) Income	0.4	—	—	—	—	—	(1.9)	(1.5)
Included in Other Comprehensive Income	(4.8)	—	(0.1)	0.1	—	0.8	0.4	(3.6)
Purchases	87.6	5.0	—	—	5.7	13.1	(0.5)	110.9
Sales	(64.1)	(2.5)	—	—	—	—	1.2	(65.4)
Transfers into Level 3	—	—	1.7	—	—	—	—	1.7
Transfers out of Level 3	—	—	—	—	(52.8)	(1.5)	—	(54.3)
Balance, End of Period	$280.7	$2.5	$1.8	$4.4	$5.7	$34.9	$4.0	$334.0
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

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Period	$227.3	$0.1	$4.1	$6.8	$5.0	$3.4	$246.7
Total Gains (Losses):
Included in Condensed Consolidated Statements of (Loss) Income	0.3	—	—	—	—	(0.2)	0.1
Included in Other Comprehensive Income	1.7	(0.2)	0.2	—	0.3	—	2.0
Purchases	30.9	—	—	—	—	—	30.9
Sales	(31.8)	—	—	—	—	—	(31.8)
Transfers into Level 3	3.9	1.8	—	—	—	—	5.7
Transfers out of Level 3	(1.9)	—	—	(6.8)	—	—	(8.7)
Balance, End of Period	$230.4	$1.7	$4.3	$—	$5.3	$3.2	$244.9
The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2025 is presented below.

	Fixed Maturities						Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Foreign Governments	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$194.2	$—	$1.8	$4.2	$—	$5.0	$3.8	$209.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of (Loss) Income	1.9	—	—	—	—	—	—	1.9
Included in Other Comprehensive Income	(2.1)	—	(0.2)	0.2	—	0.7	0.4	(1.0)
Purchases	216.5	5.0	—	—	125.5	20.8	0.3	368.1
Sales	(134.6)	(2.5)	—	—	(10.0)	(0.1)	(0.5)	(147.7)
Transfers into Level 3	5.0	—	1.7	—	—	10.0	—	16.7
Transfers out of Level 3	(0.2)	—	(1.5)	—	(109.8)	(1.5)	—	(113.0)
Balance, End of Period	$280.7	$2.5	$1.8	$4.4	$5.7	$34.9	$4.0	$334.0
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

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$177.1	$0.1	$7.1	$—	$5.2	$2.8	$192.3
Total Gains (Losses):
Included in Condensed Consolidated Statements of (Loss) Income	0.2	—	—	—	—	1.6	1.8
Included in Other Comprehensive Income	2.3	(0.6)	0.2	—	0.1	—	2.0
Purchases	103.5	—	1.9	6.8	—	0.5	112.7
Sales	(48.1)	—	—	—	—	(1.7)	(49.8)
Transfers into Level 3	7.0	3.5	—	—	—	—	10.5
Transfers out of Level 3	(11.6)	(1.3)	(4.9)	(6.8)	—	—	(24.6)
Balance, End of Period	$230.4	$1.7	$4.3	$—	$5.3	$3.2	$244.9
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of September 30, 2025 and December 31, 2024.

(Dollars in Millions)	September 30, 2025		December 31, 2024
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$115.2	$36.2	$116.7	$40.8
Real Estate	24.3	0.1	27.3	—
Senior Debt	19.5	64.1	19.1	48.2
Leveraged Buyout	6.5	0.6	7.5	0.6
Secondary Transactions	2.7	1.6	5.5	1.6
Distressed Debt	1.4	—	4.4	—
Other	5.3	—	5.8	0.1
Total Equity Method Limited Liability Investments	174.9	102.6	186.3	91.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	115.9	69.8	116.9	67.0
Leveraged Buyout	34.5	42.7	19.2	30.4
Senior Debt	26.5	6.7	26.3	8.4
Distressed Debt	11.1	15.7	11.7	15.0
Growth Equity	10.4	5.8	7.0	8.0
Secondary Transactions	1.6	1.6	2.4	1.6
Real Estate	0.1	0.2	—	—
Other	3.9	0.2	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	204.0	142.7	183.6	130.6

Reported as Equity Securities at Modified Cost:
Other	1.8	0.1	1.8	—
Total Reported as Equity Securities at Modified Cost	1.8	0.1	1.8	—
Total Investments Reported at Fair Value Using NAV	$380.7	$245.4	$371.7	$221.9
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

Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

		September 30, 2025		December 31, 2024
(Dollars in Millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	Level 3	$279.3	$279.3	$280.7	$280.7
Short-term Investments	Level 1 or 2	371.2	371.2	1,037.1	1,037.1
Mortgage Loans	Level 3	148.2	148.2	75.3	75.3
Company-Owned Life Insurance	Level 2	567.9	567.9	539.2	539.2
Equity Securities at Modified Cost	Level 3	22.2	22.2	22.5	22.5
Financial Liabilities:
Long-term Debt	Level 2	$943.1	$864.6	$1,391.6	$1,278.4
Policyholder Obligations	Level 2	525.2	525.2	541.3	541.3
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
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of December 31, 2024, the Company had contributed $22.0 million of surplus to the Reciprocal Exchange. During the first nine months of 2025, the Company contributed an additional $7.0 million of surplus to the Reciprocal Exchange, resulting in a total contributed surplus of $29.0 million as of September 30, 2025. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net (Loss) Income. However, the management fee income earned by the AIF is reported in Net (Loss) Income attributable to Kemper Corporation and is included in basic and diluted earnings per share.
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
The investment is accounted for using the equity method of accounting and included in Other Investments in the Condensed Consolidated Balance Sheets. The Company uses the HLBV equity method to account for earnings and losses. This method provides an earnings allocation that appropriately reflects the substantive economics of the investment. Earnings and losses on the investment are reported in Other Income and investment tax credits are recognized in Income Tax (Benefit) Expense on the Condensed Consolidated Statements of (Loss) Income.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Variable Interest Entities (Continued)
The Company’s maximum loss exposure in the event that all of the assets in the Alternative Energy Partnership are deemed worthless is $17.4 million and $17.6 million, which is the carrying value of the investment at September 30, 2025 and December 31, 2024, respectively.
Note 10 - Deferred Policy Acquisition Costs
The following tables present the balances and changes in Deferred Policy Acquisition Costs for the Specialty Property and Casualty Insurance segment, Life Insurance segment, and Non-Core Operations business for the nine months ended September 30, 2025 and 2024:

(Dollars in Millions)	Specialty	Life	Segment Total	Non-Core Operations	Total
Balance, December 31, 2024[1]	$162.8	$463.1	$625.9	$4.1	$630.0
Capitalizations	411.0	48.4	459.4	4.9	464.3
Amortization Expense[2]	(404.4)	(21.7)	(426.1)	(7.9)	(434.0)
Balance, September 30, 2025[1]	$169.4	$489.8	$659.2	$1.1	$660.3
[1] Includes $1.4 million and $1.1 million attributable to Kemper Reciprocal as of September 30, 2025 and December 31, 2024, respectively, which is reported as a consolidated variable interest entity.
[2] Includes $2.0 million of impairment within Non-Core Operations related to a premium deficiency recognized during the period.

(Dollars in Millions)	Specialty	Life	Segment Total	Non-Core Operations	Total
Balance, December 31, 2023[1]	$142.7	$427.0	$569.7	$22.0	$591.7
Capitalizations	365.4	52.6	418.0	11.4	429.4
Amortization Expense	(346.7)	(24.0)	(370.7)	(28.4)	(399.1)
Balance, September 30, 2024[1]	$161.4	$455.6	$617.0	$5.0	$622.0
[1] Includes $0.7 million and $0.1 million attributable to Kemper Reciprocal as of September 30, 2024 and December 31, 2023, respectively, which is reported as a consolidated variable interest entity.
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
The Company did not make any changes to future assumptions for the nine months ended September 30, 2025 and 2024.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Receivables from Policyholders - Allowance for Expected Credit Losses
The following tables present the balances of Receivables from Policyholders, net of the allowance for expected credit losses, as of September 30, 2025 and 2024, and a roll forward of changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Period	$1.8	$—	$1.8	$0.2	$2.0
Provision for Expected Credit Losses	14.5	0.1	14.6	—	14.6
Write-offs of Uncollectible Receivables from Policyholders	(14.0)	(0.1)	(14.1)	(0.1)	(14.2)
Balance, End of Period	$2.3	$—	$2.3	$0.1	$2.4

Receivable Balance, End of Period[1]	$1,014.9	$11.3	$1,026.2	$7.4	$1,033.6
[1]Specialty, Total Segments, and Total Includes $10.7 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

	Three Months Ended September 30, 2024
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Period	$4.3	$—	$4.3	$0.5	$4.8
Provision for Expected Credit Losses	12.7	0.1	12.8	0.1	12.9
Write-offs of Uncollectible Receivables from Policyholders	(13.8)	(0.1)	(13.9)	(0.2)	(14.1)
Balance, End of Period	$3.2	$—	$3.2	$0.4	$3.6

Receivable Balance, End of Period[1]	$960.7	$11.4	$972.1	$17.3	$989.4
[1]Specialty, Total Segments, and Total Includes $6.6 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Receivables from Policyholders - Allowance for Expected Credit Losses (Continued)

	Nine Months Ended September 30, 2025
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$2.6	$—	$2.6	$0.3	$2.9
Provision for Expected Credit Losses	41.1	0.2	41.3	0.2	41.5
Write-offs of Uncollectible Receivables from Policyholders	(41.4)	(0.2)	(41.6)	(0.4)	(42.0)
Balance, End of Period	$2.3	$—	$2.3	$0.1	$2.4

Receivable Balance, End of Period[1]	$1,014.9	$11.3	$1,026.2	$7.4	$1,033.6
[1]Specialty, Total Segments, and Total Includes $10.7 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

	Nine Months Ended September 30, 2024
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$12.9	$—	$12.9	$1.0	$13.9
Provision for Expected Credit Losses	26.4	0.2	26.6	0.6	27.2
Write-offs of Uncollectible Receivables from Policyholders	(36.1)	(0.2)	(36.3)	(1.2)	(37.5)
Balance, End of Period	$3.2	$—	$3.2	$0.4	$3.6

Receivable Balance, End of Period[1]	$960.7	$11.4	$972.1	$17.3	$989.4
[1]Specialty, Total Segments, and Total Includes $6.6 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the three months ended September 30, 2025 and 2024.

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Income	Net Loss on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2025	$(631.7)	$(2.2)	$7.6	$(1.4)	$370.0	$(257.7)
Other Comprehensive Income (Loss) Before Reclassifications	84.7	(5.1)	—	0.6	(54.0)	26.2
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Expense of $0.2, $1.2, $0.0, $0.0, $0.0 and $1.4	0.7	4.3	(0.5)	(0.1)	—	4.4
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $22.4, $(0.2), $0.0, $0.2, $(14.4), and $8.0	85.4	(0.8)	(0.5)	0.5	(54.0)	30.6
Balance as of September 30, 2025	$(546.3)	$(3.0)	$7.1	$(0.9)	$316.0	$(227.1)

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Net (Loss) Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2024	$(679.6)	$(3.7)	$8.3	$(0.3)	$358.0	$(317.3)
Other Comprehensive Income (Loss) Before Reclassifications	226.4	0.2	—	3.5	(165.2)	64.9
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Benefit) Expense of $0.0, $0.0,$(0.1), $0.1, $0.0, and $0.0	0.1	—	(0.6)	0.4	—	(0.1)
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $60.1, $(0.2), $(0.1), $1.0 $(43.9) and $16.9	226.5	0.2	(0.6)	3.9	(165.2)	64.8
Balance as of September 30, 2024	$(453.1)	$(3.5)	$7.7	$3.6	$192.8	$(252.5)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Loss (Continued)
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2025 and 2024.

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Income	Net Loss on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2025	$(687.8)	$(3.2)	$8.4	$(2.2)	$380.3	(304.5)
Other Comprehensive Income (Loss) Before Reclassifications	140.7	(0.3)	—	1.4	(64.3)	77.5
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Expense (Benefit) of $0.2, $0.2, $(0.3), $0.0, $0.0 and $0.1	0.8	0.5	(1.3)	(0.1)	—	(0.1)
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $37.3, $0.1, $(0.3), $(0.2), $(17.1), and $19.8	141.5	0.2	(1.3)	1.3	(64.3)	77.4
Balance as of September 30, 2025	$(546.3)	$(3.0)	$7.1	$(0.9)	$316.0	$(227.1)

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Net Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2024	$(530.9)	$(2.5)	$9.5	$2.5	$160.6	$(360.8)
Other Comprehensive Income (Loss) Before Reclassifications	68.9	(0.5)	—	0.7	32.2	101.3
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Expense (Benefit) of $2.3, $(0.2), $(0.6), $0.1, $0.0 and $1.6	8.9	(0.5)	(1.8)	0.4	—	7.0
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $20.6, $(0.7), $(0.6), $0.2, $8.6, and $28.1	77.8	(1.0)	(1.8)	1.1	32.2	108.3
Balance as of September 30, 2024	$(453.1)	$(3.5)	$7.7	$3.6	$192.8	$(252.5)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net (Loss) Income as follows:

Components of AOCI	Condensed Consolidated Statements of (Loss) Income Line Item Affected by Reclassifications
Net Unrealized Losses on Fixed Maturities	Net Realized Investment Gains
Net Unrealized Losses on Investments with an Allowance for Credit Losses	Impairment Losses and Net Realized Investment Gains
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance and Other Expenses, and Interest Expense
Net (Loss) Gain on Cash Flow Hedges	Net Investment Income and Interest Expense

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Shareholders’ Equity
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper’s common stock, in addition to $133.3 million remaining under a prior authorization in 2014, bringing the remaining share repurchase authorization to approximately $333.3 million (the “2014 Repurchase Program”). On August 5, 2025, Kemper’s Board of Directors approved a new share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”).
As of September 30, 2025, the 2014 Repurchase Program has been completed, and the remaining share repurchase authorization under the 2025 Repurchase Program was $383.8 million.
On August 13, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase an aggregate of $150.0 million of shares of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $150.0 million to Goldman Sachs, and on August 14, 2025, received initial deliveries of an aggregate of 2,279,000 shares of the Company’s common stock, or approximately 80% of the total shares that are expected to be repurchased under the ASR Agreement, based on the closing price on August 13, 2025 of $52.65 per share.
The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were immediately retired, and the unsettled portion of the ASR Agreement was recorded in additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet. The forward stock purchase contract is considered indexed to the Company’s own stock and is classified as an equity instrument.
On October 13, 2025, as final settlement of the share repurchase transaction under the ASR Agreement, the Company received from Goldman Sachs approximately 615,000 shares of the Company’s common stock. In total, the Company repurchased 2,894,000 shares of its Common Stock under the ASR Agreement at $51.84 per share, which represents the volume-weighted average market price of the Company’s common stock during the term of the ASR Agreement less a customary discount. The shares delivered were immediately retired.
In addition to the ASR Agreement repurchases, during the three months ended September 30, 2025, Kemper repurchased and retired approximately 1,126,000 shares of its common stock in open market transactions under its share repurchase authorizations for an aggregate cost of $66.5 million and an average cost per share of $59.00. In addition to the ASR Agreement repurchases, during the nine months ended September 30, 2025, Kemper repurchased and retired approximately 1,636,000 shares of its common stock in open market transactions under its share repurchase authorizations for an aggregate cost of $99.0 million and an average cost per share of $60.52.
During the three and nine months ended September 30, 2024, Kemper repurchased and retired approximately 400,000 shares of its common stock in open market transactions under its share repurchase authorizations for an aggregate cost of $25.0 million and an average cost per share of $61.21.
Employee Stock Purchase Plan
During the three months ended September 30, 2025 and 2024, the Company issued 17,000 and 14,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”) at a discounted price of $43.82 and $52.06 per share, respectively. Compensation costs charged against income were $0.1 million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025 and 2024, the Company issued 45,000 and 47,000 shares under the Kemper ESPP, respectively, at an average discounted price of $51.17 and $51.61 per share. Compensation costs charged against income were $0.4 million and $0.4 million for the nine months ended September 30, 2025 and 2024.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Amortization of Intangible Assets
The following table presents the amortization expense on definite life intangible assets incurred by the Company for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Specialty Property & Casualty Insurance	$5.5	$4.0	$14.3	$12.6
Life Insurance	1.8	1.6	5.1	4.2
Total Segment Amortization Expense	7.3	5.6	19.4	16.8
Corporate and Other	4.2	5.3	14.0	16.8
Non-Core Operations[1]	22.3	0.5	23.6	1.2
Total Amortization Expense	$33.8	$11.4	$57.0	$34.8
[1] During the three and nine months ended September 30, 2025, the Company recognized a $21.7 million impairment of Internal-Use Software assets included in Non-Core Operations.
Note 15 - Policyholder Obligations
Policyholder Obligations at September 30, 2025 and December 31, 2024 were as follows:

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
FHLB Funding Agreements	$525.2	$541.3
Universal Life-type Policyholder Account Balances	94.8	96.4
Total	$620.0	$637.7
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the nine months ended September 30, 2025, United Insurance received advances of $30.0 million from the FHLB of Chicago and made repayments of $46.1 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at September 30, 2025 and December 31, 2024 is presented below.

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Liability under Funding Agreements	$525.2	$541.3
Fair Value of Collateral Pledged	658.6	619.3
FHLB of Chicago Common Stock Owned at Cost	17.7	16.9
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% and 5.1% as of September 30, 2025 and 2024. Guaranteed minimum benefit amounts in excess of the current account balances for these

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Policyholder Obligations (Continued)
contracts were $264.1 million and $276.6 million as of September 30, 2025 and December 31, 2024, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts was $94.8 million and $96.4 million as of September 30, 2025 and December 31, 2024, respectively.
Note 16 - Debt
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total maximum capacity of $800.0 million. There were no outstanding borrowings under the credit agreement at either September 30, 2025 or December 31, 2024.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding at September 30, 2025 and December 31, 2024 was:

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	$—	$449.9
Non-Current:
2.400% Senior Notes due September 30, 2030	397.8	397.5
3.800% Senior Notes due February 23, 2032	396.8	396.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	148.5	147.7
Total Long-term Debt Outstanding	$943.1	$1,391.6
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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. The Company did not receive advances or make repayments of short-term debt during the three and nine months ended September 30, 2025 and 2024 for cash and risk management purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at September 30, 2025 or December 31, 2024. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 15, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $9.1 million and $29.5 million for the three and nine months ended September 30, 2025, respectively. Interest paid, including facility fees, was $14.8 million and $41.9 million for the three and nine months ended September 30, 2025, respectively. Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $14.4 million and $42.3 million for the three and nine months ended September 30, 2024, respectively. Interest paid, including facility fees, was $24.7 million and $52.0 million for the three and nine months ended September 30, 2024, respectively.

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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Operating Lease Right-of-Use Assets	$48.0	$33.9
Operating Lease Liabilities	63.9	51.6
Lease expenses are included in Insurance and Other Expenses in the Condensed Consolidated Statements of (Loss) Income. Additional information regarding the Company’s operating leases is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Lease Cost:
Operating Lease Cost	$4.4	$3.9	$12.4	$11.6
Variable Lease Cost	0.9	1.2	3.1	3.5
Short-Term Lease Cost[1]	0.2	0.1	0.4	0.3
Total Lease Cost	$5.5	$5.2	$15.9	$15.4
[1] Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.
Other Information on Operating Leases
Significant judgments and assumptions for determining lease asset and liability at September 30, 2025 and 2024 are presented below.

	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
Weighted-average Remaining Lease Term - Operating Leases	5.2 years	5.4 years
Weighted-average Discount Rate - Operating Leases	4.8%	4.5%
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine its lease payments’ present value.
Future minimum lease payments under operating leases at September 30, 2025 are presented below.

(Dollars in Millions)	September 30, 2025
Remainder of 2025	$4.8
2026	16.7
2027	13.5
2028	11.3
2029	9.1
2030 and Thereafter	16.9
Total Future Payments	$72.3
Less: Discount	8.4
Present Value of Minimum Lease Payments	$63.9
As of September 30, 2025 and December 31, 2024, the Company did not have any finance leases.

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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed, enacting significant changes to federal tax law. The OBBBA includes, among other provisions, extension and modification of various provisions from the 2017 Tax Cuts and Jobs Act, immediate expensing of domestic research and experimental costs, accelerated depreciation, compensation-related items, and the repeal of certain clean energy tax credits. The Company has evaluated the impacts of the OBBBA, which were not material to the consolidated financial statements, and will continue to monitor developments as further information becomes available.
The interim period tax expense or benefit is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. For the three months ended September 30, 2025, the income tax benefit attributable to Kemper Corporation was $7.9 million, or 27.3% of income before income taxes, compared to an income tax expense of $18.9 million, or 20.4% of income before income taxes for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the income tax expense attributable to Kemper Corporation was $34.0 million, or 18.3% of income before income taxes, compared to an income tax expense of $53.4 million, or 19.5% of income before income taxes for the nine months ended September 30, 2024.
There were no Unrecognized Tax Benefits at September 30, 2025, or December 31, 2024. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax (Benefit) Expense. There were no liabilities for accrued interest and penalties for the nine months ended September 30, 2025 and 2024.
For the nine months ended September 30, 2025, federal income taxes paid, net of income tax refunds received, were $20.5 million. For the nine months ended September 30, 2024, federal income taxes paid, net of income tax refunds received, were $9.9 million.
For the nine months ended September 30, 2025 and 2024, state income taxes paid, net of refunds received, were $1.7 million and $0.6 million, respectively. No foreign income taxes were paid or refunded for the nine months ended September 30, 2025 and 2024.
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
Adjusted Consolidated Net Operating Income
The Company believes that the non-GAAP financial measure of Adjusted Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. The most directly comparable GAAP financial measure is Net (Loss) Income attributable to Kemper Corporation.
Adjusted Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Net (Loss) Income attributable to Kemper Corporation the after-tax impact of:
(i) Change in Fair Value of Equity and Convertible Securities;
(ii) Net Realized Investment Gains;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the three and nine months ended September 30, 2025 or 2024.
Change in Fair Value of Equity and Convertible Securities, Net Realized Investment Gains and Impairment Losses related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Acquisition and Disposition Related Transaction Costs, Integration Costs, and Restructuring and Other Costs may vary significantly between periods and are generally driven by the timing of acquisitions and business decisions which are unrelated to the insurance underwriting process. In the third quarter of 2025, a restructuring program was launched to achieve operational and organizational efficiencies. The Company will continue to evaluate additional efficiency opportunities through 2027. Debt Extinguishment, Pension Settlement and Other Charges relate to (i) loss from early extinguishment of debt, which is driven by the Company’s financing and refinancing decisions and capital needs, as well as external economic developments such as debt market conditions, the timing of which is unrelated to the insurance underwriting process; (ii) settlement of pension plan obligations which are business decisions made by the Company, the timing of which is unrelated to the underwriting process; and (iii) other charges that are non-standard, not part of the ordinary course of business, and unrelated to the insurance underwriting process. Goodwill Impairment Charges are excluded because they are infrequent and non-recurring charges. Non-Core Operations includes the results of our Preferred Insurance business which we expect to fully exit. These results are excluded because they are irrelevant to our ongoing operations and do not qualify for Discontinued Operations under GAAP. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.

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
Summary of Results
Net Loss Attributable to Kemper Corporation was $21.0 million ($(0.34) per unrestricted common share) for the three months ended September 30, 2025, compared to Net Income Attributable to Kemper Corporation of $73.7 million ($1.15 per unrestricted common share) for the same period in 2024.
Net Income attributable to Kemper Corporation was $151.3 million ($2.40 per unrestricted common share) for the nine months ended September 30, 2025, compared to Net Income attributable to Kemper Corporation of $220.4 million ($3.43 per unrestricted common share) for the same period in 2024.

Summary of Results (Continued)
A reconciliation of Net (Loss) Income attributable to Kemper Corporation to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the three and nine months ended September 30, 2025 and 2024 is presented below.

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Change	Sep 30, 2025	Sep 30, 2024	Change
Net (Loss) Income attributable to Kemper Corporation	$(21.0)	$73.7	$(94.7)	$151.3	$220.4	$(69.1)
Less:
Change in Fair Value of Equity and Convertible Securities	(1.7)	(1.8)	0.1	(2.0)	(0.1)	(1.9)
Net Realized Investment Gains	3.1	0.9	2.2	3.7	7.3	(3.6)
Impairment Losses	(2.5)	(1.7)	(0.8)	(5.1)	(3.0)	(2.1)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(19.6)	(9.1)	(10.5)	(27.6)	(24.3)	(3.3)
Debt Extinguishment, Pension Settlement, and Other Charges	—	(2.2)	2.2	0.4	(0.1)	0.5
Non-Core Operations	(20.7)	(17.4)	(3.3)	(29.0)	(25.8)	(3.2)
Adjusted Consolidated Net Operating Income	$20.4	$105.0	$(84.6)	$210.9	$266.4	$(55.5)

Components of Adjusted Consolidated Net Operating Income:
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance	$7.6	$103.6	$(96.0)	$184.5	$275.1	$(90.6)
Life Insurance	18.6	15.0	3.6	48.4	26.7	21.7
Total Segment Adjusted Net Operating Income	26.2	118.6	(92.4)	232.9	301.8	(68.9)
Corporate and Other Adjusted Net Operating Loss	(9.0)	(15.1)	6.1	(30.7)	(39.0)	8.3
Less: Net Loss attributable to Noncontrolling Interest	(3.2)	(1.5)	(1.7)	(8.7)	(3.6)	(5.1)
Adjusted Consolidated Net Operating Income	$20.4	$105.0	$(84.6)	$210.9	$266.4	$(55.5)
Net (Loss) Income attributable to Kemper Corporation
Net Income (Loss) attributable to Kemper Corporation decreased by $94.7 million for the three months ended September 30, 2025, compared to the same period in 2024, due primarily to lower Adjusted Consolidated Net Operating Income.
Adjusted Consolidated Net Operating Income decreased by $84.6 million for the three months ended September 30, 2025, compared to the same period in 2024, mostly driven by our Specialty Property & Casualty Insurance segment due primarily to a higher Underlying Combined Ratio and higher adverse prior year development on bodily injury coverages within commercial automobile insurance, partially offset by higher average earned premiums per exposure resulting from rate increases.
The loss from Non-Core Operations increased by $3.3 million for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to $21.7 million of impairment losses recognized on Internal-Use Software assets reported as Other Assets on the Condensed Consolidated Balance Sheets as the business continues run-off, partially offset by lower catastrophe losses and lower adverse prior year development. Additionally, on August 1, 2025, certain Company subsidiaries entered into a renewal rights agreement with a third party and certain of its affiliates (collectively, the “Third Party”) whereby the Third Party will offer replacement policies for certain policies written by the Company’s subsidiaries in New York after the expiration of their current term. Execution of the terms of the agreement is contingent upon the granting of regulatory approvals by the New York Department of Financial Services.
Corporate and Other Adjusted Net Operating Loss decreased by $6.1 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by lower interest expense due to the redemption of $450 million of 4.350% senior notes.
Net Income (Loss) attributable to Kemper Corporation decreased by $69.1 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to lower Adjusted Consolidated Net Operating Income.
Adjusted Consolidated Net Operating Income decreased by $55.5 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to a deterioration in the Specialty Property & Casualty Insurance segment’s

Summary of Results (Continued)
Underlying Combined Ratio and higher adverse prior year development on bodily injury coverages within commercial automobile insurance, partially offset by higher average earned premiums per exposure resulting from rate increases. This was partially offset by increased Life Insurance segment earnings driven by higher net investment income and a reduction in policyholders’ benefits and insurance expenses. Life Insurance segment results for the nine months ended September 30, 2024 included an $11.9 million after-tax loss from an investment valuation adjustment on one real estate investment from our alternative investment portfolio.

The loss from Non-Core Operations increased by $3.2 million for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to $21.7 million of impairment losses on Internal-Use Software assets reported as Other Assets on the Condensed Consolidated Balance Sheets, partially offset by lower adverse prior year development as the business continues to run-off.
Corporate and Other Adjusted Net Operating Loss decreased by $8.3 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by lower interest expense due to the redemption of $450 million of 4.350% senior notes.
Revenues
Total Revenues increased by $60.8 million to $1,239.7 million for the three months ended September 30, 2025, compared to $1,178.9 million for the same period in 2024. The increase was primarily driven by higher earned premiums.

Earned Premiums increased by $64.8 million to $1,133.3 million for the three months ended September 30, 2025 compared to $1,068.5 for the same period in 2024, primarily driven by a $98.3 million increase from the Specialty Property & Casualty Insurance segment due to higher average earned premiums per exposure resulting from rate increases. This was partially offset by a $32.7 million reduction in premiums from our Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the exit and run-off of the business.
Net Investment Income decreased by $6.3 million for the three months ended September 30, 2025, compared to the same period in 2024, mostly driven by decreased earnings on alternative investments and lower levels and yields from Short-term investments, partially offset by higher earnings on Company Owned Life Insurance.
Net Realized Investment Gains increased by $2.8 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to increased gains on sales of fixed maturity investments.
Impairment losses increased by $0.9 million for the three months ended September 30, 2025, compared to the same period in 2024.
Total Revenues increased by $206.5 million to $3,658.3 million for the nine months ended September 30, 2025, compared to $3,451.8 million for the same period in 2024. The increase was primarily driven by higher earned premiums.

Earned Premiums increased by $217.9 million to $3,352.0 million for the nine months ended September 30, 2025 compared to $3,134.1 for the same period in 2024, primarily driven by a $368.7 million increase from the Specialty Property & Casualty Insurance segment due to higher average earned premiums per exposure resulting from rate increases, partially offset by a $152.1 million reduction in premiums from our Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the exit and run-off of the business.
Net Investment Income decreased by $2.6 million for the nine months ended September 30, 2025, compared to the same period in 2024, mostly driven by lower levels and yields from fixed maturity securities and lower yields from Short-term investments, partially offset by higher earnings on Company-Owned Life Insurance and increased earnings on alternative investments.
Net Realized Investment Gains decreased by $4.5 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to decreased gains on sales of fixed maturity and equity securities, partially offset by the absence of net realized losses on ultra-long treasury future derivatives transactions that did not qualify for hedge accounting.
Impairment losses increased by $2.6 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by an increase in the allowance for credit losses on fixed maturity securities.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net Premiums Written	$982.2	$938.0	$3,052.5	$2,736.5

Earned Premiums	$1,017.3	$919.0	$2,990.3	$2,621.6
Net Investment Income	53.8	52.0	153.9	139.7
Other Income	2.5	1.6	6.5	4.6
Total Revenues	1,073.6	972.6	3,150.7	2,765.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	798.7	644.2	2,211.1	1,846.0
Catastrophe Losses and LAE	1.0	3.6	10.1	18.0
Prior Years:
Non-catastrophe Losses and LAE	51.4	(0.1)	65.5	4.4
Catastrophe Losses and LAE	—	0.2	0.6	0.8
Total Incurred Losses and LAE	851.1	647.9	2,287.3	1,869.2
Insurance Expenses	214.6	194.9	634.5	552.5
Segment Adjusted Operating Income	7.9	129.8	228.9	344.2
Income Tax Expense	0.3	26.2	44.4	69.1
Total Segment Adjusted Net Operating Income	$7.6	$103.6	$184.5	$275.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	78.5%	70.1%	74.0%	70.4%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.4	0.3	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	5.1	—	2.2	0.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	83.7	70.5	76.5	71.3
Insurance Expense Ratio	21.1	21.2	21.2	21.1
Combined Ratio	104.8%	91.7%	97.7%	92.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	78.5%	70.1%	74.0%	70.4%
Insurance Expense Ratio	21.1	21.2	21.2	21.1
Underlying Combined Ratio	99.6%	91.3%	95.2%	91.5%
Non-GAAP Measure Reconciliation
Combined Ratio	104.8%	91.7%	97.7%	92.4%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.1	0.4	0.3	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	5.1	—	2.2	0.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	99.6%	91.3%	95.2%	91.5%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Insurance Reserves:
Personal Automobile	$1,752.1	$1,626.0
Commercial Automobile	894.2	721.9
Total Insurance Reserves	$2,646.3	$2,347.9

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$932.7	$921.8
Incurred But Not Reported	1,518.7	1,250.6
Total Loss and LAE Reserves	2,451.4	2,172.4
Unallocated LAE Reserves	194.9	175.5
Total Insurance Reserves	$2,646.3	$2,347.9
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
Overall
Three Months Ended September 30, 2025 Compared to the Same Period in 2024
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $7.6 million for the three months ended September 30, 2025, compared to Total Segment Adjusted Net Operating Income of $103.6 million for the same period in 2024. Segment adjusted net operating results decreased by $96.0 million that included a $69.9 million and $26.1 million decrease from personal automobile and commercial automobile insurance, respectively, due primarily to an increase in the Underlying Combined Ratio for personal automobile insurance and higher adverse prior year development in commercial automobile insurance, partially offset by growth from rate increases.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $98.3 million for the three months ended September 30, 2025, compared to the same period in 2024, due to higher average earned premiums per exposure resulting from rate increases and higher commercial automobile volumes.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $1.8 million for the three months ended September 30, 2025, compared to the same period in 2024, due primarily to higher levels of invested assets resulting from growth.
Incurred Loss and LAE were $851.1 million or 83.7% of earned premiums for the three months ended September 30, 2025 compared to $647.9 million or 70.5% of earned premiums, for the same period in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to deterioration in the underlying loss and LAE ratio and increased adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 78.5% for the three months ended September 30, 2025, a deterioration of 8.4 percentage points, compared to the same period in 2024 driven by higher loss costs primarily resulting from higher claim severity and frequency in bodily injury and property damage coverages within personal automobile insurance, that were partially offset by higher average earned premiums per exposure (10.3% increase year over year). Underlying losses and LAE exclude the impact of catastrophes and prior year loss and LAE reserve development. Adverse prior year loss and LAE reserve development (including catastrophe reserve development) was $51.4 million for the three months ended September 30, 2025, compared to adverse development of $0.1 million for the same period in 2024, a deterioration of $51.3 million due primarily to evolving loss patterns within bodily injury coverages within our Commercial Automobile product line. Catastrophe losses and LAE (excluding reserve development) were $1.0 million for the three months ended September 30, 2025 compared to $3.6 million for the same period in 2024, an improvement of $2.6 million due to fewer catastrophe events and lower severity per event in the current period.

Specialty Property & Casualty Insurance (Continued)

Insurance Expenses were $214.6 million, or 21.1% of earned premiums, for the three months ended September 30, 2025, compared to $194.9 million, or 21.2% of earned premiums for the same period in 2024. Insurance Expenses increased $19.7 million primarily due to higher expenses associated with increased business volumes.

The Specialty Property & Casualty Insurance segment’s three months ended September 30, 2025 effective tax rate was 3.1% compared to 20.3% for the same period in 2024. The effective income tax rate for the third quarters of 2025 and 2024 differs from the federal statutory income tax rate due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible expenses. The change in the effective tax rate from the third quarter of 2024 is due to a decrease in pre-tax income while the net favorable tax adjustments have remained consistent.

Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $184.5 million for the nine months ended September 30, 2025, compared to Total Segment Adjusted Net Operating Income of $275.1 million for the same period in 2024. Segment adjusted net operating results decreased by $90.6 million which included a $58.3 million decrease from personal automobile insurance and a $32.3 million decrease from commercial automobile insurance. The decrease in personal automobile Adjusted Net Operating Income was primarily driven by higher underlying losses. The decrease in commercial automobile insurance Adjusted Net Operating Income was primarily driven by higher adverse prior year development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $368.7 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to higher average earned premiums per exposure resulting from rate increases and higher commercial automobile volumes.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $14.2 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to higher levels of invested assets resulting from growth.
Incurred Loss and LAE were $2,287.3 million or 76.5% of earned premiums for the nine months ended September 30, 2025 compared to $1,869.2 million or 71.3% of earned premiums, for the same period in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to a deterioration in the underlying loss and LAE ratio and adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 74.0% for the nine months ended September 30, 2025, a deterioration of 3.6 percentage point, compared to the same period in 2024 due to increased claim severity and frequency in personal automobile primarily related to bodily injury and property damage coverages, partially offset by higher average earned premiums per exposure (11.8% increase year over year). Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $66.1 million for the nine months ended September 30, 2025, compared to adverse development of $5.2 million for the same period in 2024, an increase of $60.9 million due primarily to evolving loss patterns on bodily injury coverages in commercial automobile and higher than expected development on litigated matters. Catastrophe losses and LAE (excluding reserve development) were $10.1 million for the nine months ended September 30, 2025 compared to $18.0 million for the same period in 2024, a decrease of $7.9 million due to fewer catastrophe events and lower severity per event in the current period.

Insurance Expenses were $634.5 million, or 21.2% of earned premiums, for the nine months ended September 30, 2025, compared to $552.5 million, or 21.1% of earned premiums for the same period in 2024. Insurance Expenses increased $82.0 million due to higher expenses associated with increased business volumes.
The Specialty Property & Casualty Insurance segment’s nine months ended September 30, 2025 effective tax rate was 19.5% compared to 20.1% for the same period in 2024. The effective income tax rate for the nine months ended September 30, 2025 and 2024 differs from the federal statutory income tax rate due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible expenses.

Specialty Property & Casualty Insurance (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net Premiums Written	$727.6	$735.1	$2,318.5	$2,147.1
Earned Premiums	$785.1	$731.3	$2,328.1	$2,098.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$629.2	$507.8	$1,729.3	$1,465.1
Catastrophe Losses and LAE	0.6	2.1	7.6	13.5
Prior Years:
Non-catastrophe Losses and LAE	8.0	(2.7)	(1.7)	4.4
Catastrophe Losses and LAE	(0.1)	0.1	0.3	0.7
Total Incurred Losses and LAE	$637.7	$507.3	$1,735.5	$1,483.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.1%	69.5%	74.3%	69.9%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.3	0.3	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	(0.4)	(0.1)	0.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	81.2	69.4	74.5	70.7
Insurance Expense Ratio	22.0	21.7	22.0	21.6
Combined Ratio	103.2%	91.1%	96.5%	92.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.1%	69.5%	74.3%	69.9%
Insurance Expense Ratio	22.0	21.7	22.0	21.6
Underlying Combined Ratio	102.1%	91.2%	96.3%	91.5%
Non-GAAP Measure Reconciliation
Combined Ratio	103.2%	91.1%	96.5%	92.3%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.1	0.3	0.3	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	(0.4)	(0.1)	0.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	102.1%	91.2%	96.3%	91.5%
Three Months Ended September 30, 2025 Compared to the Same Period in 2024
Earned Premiums in personal automobile insurance increased by $53.8 million for the three months ended September 30, 2025, compared to the same period in 2024, due to higher average earned premiums per exposure resulting from rate increases. Incurred losses and LAE were $637.7 million, or 81.2% of earned premiums for the three months ended September 30, 2025, compared to $507.3 million, or 69.4% of earned premiums, for the same period in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of related earned premiums were 80.1% for the three months ended September 30, 2025, compared to 69.5% for the same period in 2024, a deterioration of 10.6 percentage points driven by higher claim severity and frequency primarily related to bodily injury and property damage coverages that were partially offset by higher average earned premiums per exposure (9.9% increase year over year). Prior year adverse loss and LAE reserve development was $7.9 million for the three months ended September 30, 2025, compared to favorable development of $2.6 million for the same period in 2024, a deterioration of $10.5 million due primarily to less favorable

Specialty Property & Casualty Insurance (Continued)
development on property damage and personal injury protection coverages, partially offset by favorable development on bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $0.6 million for the three months ended September 30, 2025, compared to $2.1 million for the same period in 2024, an improvement of $1.5 million due to fewer catastrophe events and lower severity per event in the current period.

Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
Earned Premiums on personal automobile insurance increased by $230.0 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to higher average earned premiums per exposure resulting from rate increases. Incurred losses and LAE were $1,735.5 million, or 74.5% of earned premiums for the nine months ended September 30, 2025, compared to $1,483.7 million, or 70.7% of earned premiums, for the same period in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of related earned premiums were 74.3% for the nine months ended September 30, 2025, compared to 69.9% for the same period in 2024, a deterioration of 4.4 percentage points driven by higher claim severity and frequency primarily related to bodily injury and property damage coverages that were offset by higher average earned premiums per exposure (11.2% increase year over year). Favorable loss and LAE reserve development was $1.4 million for the nine months ended September 30, 2025, compared to adverse development of $5.1 million for the same period in 2024, an improvement of $6.5 million due primarily to the stabilization of loss patterns in bodily injury coverages and improving settlement patterns on policies with personal injury protection coverage, partially offset by higher losses associated with litigated matters. Catastrophe losses and LAE (excluding reserve development) were $7.6 million for the nine months ended September 30, 2025, compared to $13.5 million for the same period in 2024, an improvement of $5.9 million due to fewer catastrophe events and lower severity per event in the current period.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net Premiums Written	$254.6	$202.9	$734.0	$589.4
Earned Premiums	$232.2	$187.7	$662.2	$523.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$169.5	$136.4	$481.8	$380.9
Catastrophe Losses and LAE	0.4	1.5	2.5	4.5
Prior Years:
Non-catastrophe Losses and LAE	43.4	2.6	67.2	—
Catastrophe Losses and LAE	0.1	0.1	0.3	0.1
Total Incurred Losses and LAE	$213.4	$140.6	$551.8	$385.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.0%	72.6%	72.8%	72.7%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.8	0.4	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	18.7	1.4	10.1	—
Prior Years Catastrophe Losses and LAE Ratio	—	0.1	—	—
Total Incurred Loss and LAE Ratio	91.9	74.9	83.3	73.6
Insurance Expense Ratio	18.1	19.2	18.3	19.1
Combined Ratio	110.0%	94.1%	101.6%	92.7%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	73.0%	72.6%	72.8%	72.7%
Insurance Expense Ratio	18.1	19.2	18.3	19.1
Underlying Combined Ratio	91.1%	91.8%	91.1%	91.8%
Non-GAAP Measure Reconciliation
Combined Ratio	110.0%	94.1%	101.6%	92.7%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.2	0.8	0.4	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	18.7	1.4	10.1	—
Prior Years Catastrophe Losses and LAE Ratio	—	0.1	—	—
Underlying Combined Ratio	91.1%	91.8%	91.1%	91.8%
Three Months Ended September 30, 2025 Compared to the Same Period in 2024
Earned Premiums in commercial automobile insurance increased by $44.5 million for the three months ended September 30, 2025, compared to the same period in 2024, due primarily to higher average earned premiums per exposure resulting from rate increases, targeted mix shifts, and higher business volumes. Incurred losses and LAE were $213.4 million, or 91.9% of earned premiums in 2025, compared to $140.6 million, or 74.9% of earned premiums in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 73.0% in the three months ended September 30, 2025, compared to 72.6% during the same period in 2024, a deterioration of 0.4 percentage points driven by increased claim severity that was partially offset by higher average earned premiums per exposure (7.0% increase year over year). Adverse loss and LAE reserve development was $43.5 million for the three months ended September 30, 2025, compared to adverse development of $2.7 million for the same period in 2024, an increase of $40.8 million due to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $0.4 million for the

Specialty Property & Casualty Insurance (Continued)
three months ended September 30, 2025, compared to $1.5 million for the same period in 2024, an improvement of $1.1 million due to fewer catastrophe events and lower severity per event in the current period.

Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
Earned Premiums in commercial automobile insurance increased by $138.7 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to higher average earned premiums per exposure resulting from rate increases, targeted mix shifts, and higher business volumes. Incurred losses and LAE were $551.8 million, or 83.3% of earned premiums in 2025, compared to $385.5 million, or 73.6% of earned premiums in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 72.8% for the nine months ended September 30, 2025, compared to 72.7% during the same period in 2024, a deterioration of 0.1 percentage points driven by increased claim severity that was partially offset by higher average earned premiums per exposure (9.7% increase year over year). Adverse loss and LAE reserve development was $67.5 million for the nine months ended September 30, 2025, compared to adverse development of $0.1 million for the same period in 2024, an increase of $67.4 million due primarily to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $2.5 million for the nine months ended September 30, 2025, compared to $4.5 million for the same period in 2024, an improvement of $2.0 million due to fewer catastrophe events and lower severity per event in the current period.

Life Insurance
Selected financial information for the Life Insurance segment is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Earned Premiums	$99.8	$100.6	$300.0	$298.7
Net Investment Income	48.0	50.3	141.1	125.1
Other Income	0.4	0.2	1.4	0.7
Total Revenues	148.2	151.1	442.5	424.5
Policyholders’ Benefits and Incurred Losses and LAE	60.5	64.1	186.2	191.0
Insurance Expenses	65.6	69.0	199.7	202.9
Segment Adjusted Operating Income	22.1	18.0	56.6	30.6
Income Tax Expense	3.5	3.0	8.2	3.9
Total Segment Adjusted Net Operating Income	$18.6	$15.0	$48.4	$26.7
INSURANCE RESERVES

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Insurance Reserves:
Future Policyholder Benefits	$3,282.2	$3,154.3
Incurred Losses and LAE Reserves:
Life	31.1	40.8
Accident and Health	4.3	4.6
Property	2.0	2.7
Total Incurred Losses and LAE Reserves	37.4	48.1
Total Insurance Reserves	$3,319.6	$3,202.4
Overall
Three Months Ended September 30, 2025 Compared to the Same Period in 2024
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $18.6 million for the three months ended September 30, 2025, compared to Net Operating Income of $15.0 million for the same period in 2024. The increase in segment net operating results was primarily due to favorable changes in mortality experience from life insurance products, lower incurred losses and LAE on property insurance products, and lower insurance expenses, partially offset by a decrease in net investment income.
Earned Premiums decreased by $0.8 million for the three months ended September 30, 2025, compared to the same period in 2024.
Net investment income decreased by $2.3 million for the three months ended September 30, 2025, compared to the same period in 2024, due primarily to decreased earnings on alternative investments, partially offset by higher earnings on Company Owned Life Insurance.
The Life Insurance segment’s three months ended September 30, 2025 effective income tax rate was 15.3% compared to 16.5% for the same period in 2024. The effective income tax rate for the third quarter of 2025 and 2024 differs from the federal statutory income tax rate due to investments in Company-Owned Life Insurance and Tax-Exempt Investment Income. The change in the effective tax rate from the three months ended September 30, 2024 is due to increased investments in Company-Owned Life Insurance and Tax-Exempt Investment Income.

Life Insurance (Continued)
Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $48.4 million for the nine months ended September 30, 2025, compared to $26.7 million for the same period in 2024. The increase in segment net operating results was primarily due to an increase in net investment income, favorable changes in mortality experience from life insurance products, and lower incurred losses and LAE on property insurance products.
Earned Premiums increased by $1.3 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to higher average premiums per policy on life insurance products.
Net investment income increased by $16.0 million for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to lower losses on alternative investments and higher earnings on Company-Owned Life Insurance. The nine months ended September 30, 2024 included a $15.1 million pre-tax loss from an investment valuation adjustment of a real estate investment in our alternative investment portfolio.

The Life Insurance segment’s nine months ended September 30, 2025 effective income tax rate was 14.5% compared to 12.8% for the same period in 2024. The effective income tax rate for the nine months ended September 30, 2025 and 2024 differs from the federal statutory income tax rate due to investments in Company-Owned Life Insurance and Tax-Exempt Investment Income. The increase in the effective tax rate from the nine months ended September 30, 2024 is driven by an increase in pre-tax income, partially offset by an increase in investments in Company-Owned Life Insurance and Tax-Exempt Investment Income.

Investment Results
Net Investment Income
Net Investment Income for the three and nine months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Investment Income:
Interest on Fixed Maturities[1]	$79.1	$79.0	$232.4	$239.0
Dividends on Equity Securities Excluding Alternative Investments	2.1	0.9	3.6	4.6
Alternative Investments:
Equity Method Limited Liability Investments	—	0.9	(6.0)	(15.9)
Limited Liability Investments Included in Equity Securities	4.0	9.1	10.8	18.7
Total Alternative Investments	4.0	10.0	4.8	2.8
Short-term Investments	4.2	8.4	18.8	23.0
Loans to Policyholders	5.2	5.5	15.6	15.8
Real Estate	2.5	2.2	7.0	6.7
Company-Owned Life Insurance	10.8	9.7	31.5	25.7
Other	3.1	2.2	8.4	7.3
Total Investment Income	111.0	117.9	322.1	324.9
Investment Expenses:
Real Estate	2.0	1.8	6.3	6.1
Other Investment Expenses	4.2	5.0	13.9	14.3
Total Investment Expenses	6.2	6.8	20.2	20.4
Net Investment Income	$104.8	$111.1	$301.9	$304.5

[1]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $4.7 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, and $14.3 million and $15.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Investment Results (Continued)
Net Investment Income was $104.8 million and $111.1 million for the three months ended September 30, 2025 and 2024, respectively. Net Investment Income decreased by $6.3 million in 2025, mostly driven by decreased earnings on alternative investments and lower levels and yields from Short-term investments, partially offset by higher earnings on Company Owned Life Insurance.
Net Investment Income was $301.9 million and $304.5 million for the nine months ended September 30, 2025 and 2024, respectively. Net Investment Income decreased by $2.6 million in 2025, mostly driven by lower levels and yields from fixed maturity securities and lower yields from Short-term investments, partially offset by higher earnings on Company-Owned Life Insurance and increased earnings on alternative investments.
Change in Unrealized Gains and Losses on Investments
Unrealized losses on investments decreased $106.9 million and $179.5 million for the three and nine months ended September 30, 2025, respectively, primarily attributable to decreases in interest rates.
Change in Fair Value of Equity and Convertible Securities
The components of Change in Fair Value of Equity and Convertible Securities for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Preferred Stocks	$(0.5)	$0.7	$—	$1.1
Common Stocks	(0.1)	(0.4)	0.6	1.2
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	(1.5)	(2.6)	(3.1)	(2.4)
Total Other Equity Interests	(1.5)	(2.6)	(3.1)	(2.4)
Change in Fair Value of Equity Securities	(2.1)	(2.3)	(2.5)	(0.1)
Change in Fair Value of Convertible Securities	—	—	—	—
Change in Fair Value of Equity and Convertible Securities	$(2.1)	$(2.3)	$(2.5)	$(0.1)

Investment Results (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Investment Gains for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Fixed Maturities:
Gains on Sales	$3.7	$0.9	$5.4	$15.9
Losses on Sales	(0.5)	—	(1.5)	(2.6)
Losses on Hedging Activity[1]	—	—	—	(7.9)
Equity Securities:
Gains on Sales	0.5	—	0.5	4.1
Losses on Sales	—	—	—	(0.1)
Other Investments:
Gains on Sales	0.2	1.8	0.3	3.3
Losses on Sales	—	(1.6)	—	(3.5)
Net Realized Investment Gains	$3.9	$1.1	$4.7	$9.2

Gross Gains on Sales	$4.4	$2.7	$6.2	$23.3
Gross Losses on Sales	(0.5)	(1.6)	(1.5)	(6.2)
Gains (Losses) on Hedging Activity	—	—	—	(7.9)
Net Realized Investment Gains	$3.9	$1.1	$4.7	$9.2
[1] Includes Ultra-Long Treasury Future derivative securities which do not qualify for hedge accounting treatment.
Impairment Losses
The Company regularly reviews its investment portfolio to determine whether a decline in the fair value of an investment has occurred from credit or other, non-credit related factors. If the decline in fair value is due to credit factors and the Company does not expect to receive cash flows sufficient to support the entire amortized cost basis, the credit loss is reported in the Condensed Consolidated Statements of (Loss) Income in the period that the declines are evaluated. Conversely, an increase in the fair value or disposal of an investment with a previously established credit allowance will result in the reversal of impairment losses reported in the Condensed Consolidated Statements of (Loss) Income in the period.
The components of Impairment Losses in the Condensed Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2025 and 2024 were:

	Three Months Ended				Nine Months Ended
	Sep 30, 2025		Sep 30, 2024		Sep 30, 2025		Sep 30, 2024
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(2.9)	22	$(2.0)	16	$(6.2)	23	$(2.8)	19
Equity Securities at Modified Cost	—	—	—	—	—	—	(0.4)	3
Real Estate	(0.1)	4	(0.2)	4	(0.1)	4	(0.3)	5
Other	(0.1)	5	—	—	(0.1)	5	(0.3)	1
Impairment Losses[1]	$(3.1)		$(2.2)		$(6.4)		$(3.8)
1 Includes losses from intent-to-sell securities and direct write-down securities of $0.1 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $2.0 million for the three and nine months ended September 30, 2024, respectively.

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At September 30, 2025, approximately 94.1% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2025 and December 31, 2024:

(Dollars in Millions)		Sep 30, 2025			Dec 31, 2024
NAIC Rating	Rating	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
1	AAA, AA, A	$5,244.5	$4,685.2	70.8%	$5,253.1	$4,576.4	71.4%
2	BBB	1,674.4	1,542.6	23.3	1,749.3	1,557.6	24.3
3-4	BB, B	361.4	349.7	5.3	233.0	221.7	3.5
5-6	CCC or Lower	51.4	42.8	0.6	59.6	53.9	0.8
Total Investments in Fixed Maturities		$7,331.7	$6,620.3	100.0%	$7,295.0	$6,409.6	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $20.0 million and $14.2 million at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2025 and December 31, 2024:

	Sep 30, 2025		Dec 31, 2024
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$592.1	6.9%	$486.8	5.5%
States and Political Subdivisions:
Revenue Bonds	1,092.6	12.7	1,105.7	12.4
States	94.9	1.1	72.4	0.8
Political Subdivisions	55.7	0.6	55.1	0.6
Foreign Governments	12.0	0.1	6.6	0.1
Total Investments in Governmental Fixed Maturities	$1,847.3	21.4%	$1,726.6	19.4%

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2025 and December 31, 2024.

	Sep 30, 2025		Dec 31, 2024
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,040.4	23.7%	$1,969.1	22.2%
Manufacturing	974.7	11.3	1,014.3	11.4
Transportation, Communication and Utilities	838.2	9.7	793.0	8.9
Services	610.5	7.1	582.9	6.6
Mining	164.7	1.9	153.3	1.7
Retail Trade	115.8	1.3	125.7	1.4
Construction	9.8	0.1	11.7	0.1
Other	36.9	0.4	33.0	0.4
Total Investments in Non-governmental Fixed Maturities	$4,791.0	55.5%	$4,683.0	52.7%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amounts invested at September 30, 2025.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	664	$1,364.0
$5 -$10	196	1,414.6
$10 - $20	106	1,405.1
$20 - $30	17	394.1
Greater Than $30	6	213.2
Total	989	$4,791.0
The Company’s short-term investments primarily consist of U.S. Treasury bills, short-term bonds and money market funds . At September 30, 2025, the Company had $98.8 million invested in U.S. Treasury bills and short-term bonds and $272.5 million invested in money market funds, which primarily invest in U.S. Treasury securities.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government and Government Agencies and Authorities and Short-term Investment, at September 30, 2025:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$134.8	1.6%
Texas	103.9	1.2
Michigan	87.6	1.0
Georgia	68.5	0.8
New York	61.0	0.7
Florida	54.4	0.6
Pennsylvania	47.5	0.6
Virginia	36.2	0.4
Louisiana	35.6	0.4
Colorado	35.2	0.4
Total	$664.7	7.7%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in mezzanine debt, senior debt, and leveraged buyouts. Investments in limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests included in Equity Securities at Fair Value, or Other Investments, depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2025 and December 31, 2024 is presented below.

(Dollars in Millions)	Unfunded Commitment	Reported Value
Asset Class	Sep 30, 2025	Sep 30, 2025	Dec 31, 2024
Reported as Equity Method Limited Liability Investments:
Senior Debt	$64.1	$19.5	$19.1
Mezzanine Debt	36.2	115.2	116.7
Secondary Transactions	1.6	2.7	5.5
Leveraged Buyout	0.6	6.5	7.5
Real Estate	0.1	24.3	27.3
Distressed Debt	—	1.4	4.4
Other	—	5.3	5.8
Total Equity Method Limited Liability Investments	102.6	174.9	186.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	69.8	115.9	116.9
Leveraged Buyout	42.7	34.5	19.2
Distressed Debt	15.7	11.1	11.7
Senior Debt	6.7	26.5	26.3
Growth Equity	5.8	10.4	7.0
Secondary Transactions	1.6	1.6	2.4
Real Estate	0.2	0.1	—
Other	0.2	3.9	0.1
Total Reported as Other Equity Interests at Fair Value	142.7	204.0	183.6

Reported as Other Investments:
Alternative Energy Partnership Investments	—	17.4	17.6
Equity Securities at Modified Cost	0.1	1.8	1.8
Total Reported as Other Investments	0.1	19.2	19.4

Total Investments in Limited Liability Companies and Limited Partnerships	$245.4	$398.1	$389.3
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the three and nine months ended September 30, 2025 and 2024 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Insurance and Other Expenses:
Insurance Expenses:
Policy Acquisition Costs	$173.8	$161.4	$515.2	$475.4
Business Unit Operating Costs	94.2	72.8	240.7	201.1
Corporate Overhead Costs	43.7	49.2	135.0	147.4
Insurance Expenses	311.7	283.4	890.9	823.9
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	22.9	11.5	33.0	30.8
Pension Settlement	—	0.1	—	(2.6)
Other Corporate Costs	4.5	9.4	9.7	18.4
Other Expenses	27.4	21.0	42.7	46.6
Insurance and Other Expenses	339.1	304.4	933.6	870.5
Interest Expense	9.1	14.4	29.5	42.3
Total Insurance, Interest, and Other Expenses	$348.2	$318.8	$963.1	$912.8
Insurance and Other Expenses
Insurance Expenses were $311.7 million and $890.9 million for the three and nine months ended September 30, 2025, compared to $283.4 million and $823.9 million for the same periods in 2024. Policy acquisition costs increased $12.4 million and $39.8 million compared to the same periods in 2024, primarily due to growth in the Specialty Property & Casualty Insurance segment from higher business volumes, partially offset by reductions due to lower volumes resulting from the exit and run-off of the Preferred Insurance business. Business unit operating costs increased $21.4 million and $39.6 million compared to the same periods in 2024, primarily due to impairment losses recognized on Internal-Use Software assets related to the run-off of Preferred Insurance business.
Other Expenses increased by $6.4 million for the three months ended September 30, 2025 compared to the same period in 2024, due primarily to higher Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, partially offset by lower Other Corporate Costs from a reduction in legal expenses. Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs for the three months ended September 30, 2025 included $18.5 million of restructuring charges to achieve operational and organizational efficiencies. The Company will continue to evaluate additional efficiency opportunities through 2027. These expenses for three months ended September 30, 2024 included $7.8 million of integration expenses due to continued investments in information technology and $3.8 million of accrued severance.
Other Expenses decreased by $3.9 million for the nine months ended September 30, 2025 compared to the same period in 2024, due to lower Other Corporate Costs from a reduction in legal expenses partially offset by higher Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs. These expenses for the nine months ended September 30, 2025 included $18.5 million of restructuring charges to achieve operational and organizational efficiencies and $14.5 million of integration expenses due to continued investments in information technology. These expenses for the nine months ended September 30, 2024 included $29.1 million of integration expenses due to continued investments in information technology.
Interest Expense
Interest expense decreased by $5.3 million and $12.8 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to redemption of $450 million of 4.350% senior notes.

Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2025 and September 30, 2024. The Company’s effective income tax rate, which was 27.3% and 20.4% for the three months ended September 30, 2025 and 2024, respectively, and 18.3% and 19.5% for the nine months ended September 30, 2025 and 2024, respectively, differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible for Federal tax purposes, (5) a permanent difference associated with nondeductible executive compensation, (6) impact of deferred taxes in foreign jurisdictions, and (7) a change in valuation allowance related to foreign deferred tax assets.
Tax-exempt investment income and dividends received deductions were $3.6 million for the three months ended September 30, 2025, compared to $3.9 million for the same period in 2024. Tax-exempt investment income and dividends received deductions were $11.3 million for the nine months ended September 30, 2025, compared to $12.1 million for the same period in 2024.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $10.8 million for the three months ended September 30, 2025, compared to $9.5 million for the same period in 2024. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $31.5 million for the nine months ended September 30, 2025, compared to $25.6 million for the same period in 2024.
The Company realized investment tax credits and other federal income tax credits of $0.3 million for the three months ended September 30, 2025, compared to realized investment tax credits and other federal income tax credits of $0.3 million for the same period in 2024. The Company realized investment tax credits and other federal income tax credits of $0.9 million for the nine months ended September 30, 2025, compared to realized investment tax credits and other federal income tax credits of $0.9 million for the same period in 2024.
The amount of expense recognized for long-term equity-based compensation expense was $0.1 million lower than the amount that would be deductible under the IRC for the three months ended September 30, 2025, compared to $0.9 million higher for the same period in 2024. The amount of expense recognized for long-term equity-based compensation expense was $2.3 million lower than the amount that would be deductible under the IRC for the nine months ended September 30, 2025, compared to $0.6 million lower for the same period in 2024.
The amount of nondeductible executive compensation was $12.7 million for the three months ended September 30, 2025, compared to $4.2 million for the same period in 2024. The amount of nondeductible executive compensation was $23.2 million for the nine months ended September 30, 2025, compared to $12.6 million for the same period in 2024.
Tax benefits of $9.9 million were recorded for the three months ended September 30, 2025, compared to a tax benefit of $6.6 million for the same period in 2024 related to income taxes imposed in the foreign jurisdiction in which the Company operates. Tax benefits of $5.5 million were recorded for the nine months ended September 30, 2025, compared to a tax benefit of $17.1 million for the same period in 2024 related to income taxes imposed in the foreign jurisdiction in which the Company operates..
The Company recorded a decrease in valuation allowance of $10.0 million for the three months ended September 30, 2025, compared to $6.6 million for the same period in 2024 for those foreign deferred tax assets it determined were not more-likely-than-not to be realized. The Company recorded a decrease in valuation allowance of $5.6 million for the nine months ended September 30, 2025, compared to $17.1 million for the same period in 2024 for those foreign deferred tax assets it determined were not more-likely-than-not to be realized.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to October 1, 2025.
There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2025 that had a material impact on the Company’s Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. There were no outstanding borrowings under the credit agreement on either September 30, 2025 or December 31, 2024.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding on September 30, 2025 and December 31, 2024 was:

(Dollars in Millions)	Sep 30, 2025	Dec 31, 2024
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	$—	$449.9
Non-Current:
2.400% Senior Notes due September 30, 2030	397.8	397.5
3.800% Senior Notes due February 23, 2032	396.8	396.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	148.5	147.7
Total Long-term Debt Outstanding	$943.1	$1,391.6
See Note 16, “Debt,” to the Condensed Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity, and AAC are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $17.7 million and $16.9 million at September 30, 2025 and December 31, 2024, respectively. The carrying value of FHLB of Dallas common stock was $2.6 million and $8.8 million at September 30, 2025 and December 31, 2024, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first nine months of 2025, United Insurance received advances of $30.0 million from the FHLB of Chicago and made repayments of $46.1 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $525.2 million at September 30, 2025. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $658.6 million at September 30, 2025. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 15, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under a previous authorization in 2014 (the “2014 Repurchase Program”). Additionally, on August 5, 2025, Kemper’s Board of Directors approved a new share repurchase authorization,

Liquidity and Capital Resources (Continued)
under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). In the nine months ended September 30, 2025, the Company repurchased approximately $219.0 million of shares of its common stock. As of September 30, 2025, the 2014 Repurchase Program has been completed and the remaining share repurchase authorization under the 2025 Repurchase Program was $383.8 million. The amount and timing of any future share repurchases under the 2025 Repurchase Program will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
On August 13, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase an aggregate of $150.0 million of shares of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $150.0 million to Goldman Sachs, and on August 14, 2025, received and retired initial deliveries of 2,279,000 shares of the Company’s common stock, or approximately 80% of the total shares that are expected to be repurchased under the ASR Agreement, based on the closing price on August 13, 2025 of $52.65 per share.
On October 13, 2025, as final settlement of the share repurchase transaction under the ASR Agreement, the Company received from Goldman Sachs approximately 615,000 shares of the Company’s common stock. In total, the Company repurchased 2,894,000 shares of its Common Stock under the ASR Agreement at $51.84 per share, which represents the volume-weighted average market price of the Company’s common stock during the term of the ASR Agreement less a customary discount. The shares delivered were immediately retired.
In addition to the ASR Agreement repurchases, during the three months ended September 30, 2025, Kemper repurchased and retired approximately 1,126,000 shares of its common stock in open market transactions under its share repurchase authorizations for an aggregate cost of $66.5 million and an average cost per share of $59.00. In addition to the ASR Agreement repurchases, during the nine months ended September 30, 2025, Kemper repurchased and retired approximately 1,636,000 shares of its common stock in open market transactions under its share repurchase authorizations for an aggregate cost of $99.0 million and an average cost per share of $60.52.
During the three and nine months ended September 30, 2024, Kemper repurchased and retired approximately 400,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $25.0 million and an average cost per share of $61.21.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.32 and $0.31 per common share in the third quarter of 2025 and 2024, respectively. Dividends and dividend equivalents paid were $60.7 million and $60.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based insurance subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s insurance subsidiaries paid $433.9 million of dividends to Kemper during the first nine months of 2025. As of the filing date, Kemper’s US based insurance subsidiaries do not have remaining capacity to pay dividends without prior regulatory approval.
Sources and Uses of Funds
The Company directly held cash and investments totaling $156.8 million at September 30, 2025, compared to $547.6 million at December 31, 2024.

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
Information about the Company’s cash flows for nine months ended September 30, 2025 and 2024 is presented below.

(Dollars in Millions)	Sep 30, 2025	Sep 30, 2024
Net Cash Provided by Operating Activities	$409.5	$207.8
Net Cash Provided by (Used in) Investing Activities	413.4	(89.6)
Net Cash Used in Financing Activities	(780.9)	(125.4)
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Provided by Operating Activities

Net cash provided by Operating Activities was $409.5 million for the nine months ended September 30, 2025, compared to net cash provided of $207.8 million for the same period in 2024. The increase in cash provided by Operating Activities was primarily driven by growth from our Specialty Property & Casualty business due to higher average earned premiums per exposure resulting from rate increases and timing of claim payments. This was partially offset by lower business volumes and timing of claim payments within Non-Core Operations resulting from the exit and run-off of the Preferred Insurance business.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by Investing Activities for the nine months ended September 30, 2025 was $413.4 million, compared to net cash used of $89.6 million for the same period in 2024. The increase in cash provided by Investing Activities was primarily due to proceeds from sales of short term investments that were primarily used to fund the redemption of the $450.0 million 4.350% Senior Notes due February 15, 2025 (the “2025 Senior Notes”). This was partially offset by an increase in net purchases of Fixed Maturity investments as a result of normal portfolio management.

Net Cash Used in Financing Activities

Net cash used in Financing Activities for the nine months ended September 30, 2025 was $780.9 million, compared to net cash used of $125.4 million for the same period in 2024. This increase in net cash used by Financing Activities was primarily due to the redemption of the 2025 Senior Notes in the first quarter of 2025 and common stock repurchases made during the second and third quarter of 2025.

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
The Company’s management, with the participation of Kemper’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, Kemper’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Kemper in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Kemper’s Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under a prior authorization in 2014, bringing the remaining share repurchase authorization to approximately $333.3 million (the “2014 Repurchase Program”). On August 5, 2025, Kemper’s Board of Directors approved a new share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”).
On August 13, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase an aggregate of $150.0 million of shares of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $150.0 million to Goldman Sachs and, on August 14, 2025, received initial deliveries of an aggregate of 2,279,000 shares of the Company’s common stock, or approximately 80% of the total shares that are expected to be repurchased under the ASR Agreement, based on the closing price on August 13, 2025 of $52.65 per share.
On October 13, 2025, as final settlement of the share repurchase transaction under the ASR Agreement, the Company received from Goldman Sachs approximately 615,000 shares of the Company’s common stock. In total, the Company repurchased 2,894,000 shares of its Common Stock under the ASR Agreement at $51.84 per share, which represents the volume-weighted average market price of the Company’s common stock during the term of the ASR Agreement less a customary discount. The shares delivered were immediately retired.
In addition to the ASR Agreement repurchases, during the three months ended September 30, 2025, Kemper repurchased and retired approximately 1,126,000 shares of its common stock in open market transactions under its share repurchase authorizations for an aggregate cost of $66.5 million and average cost per share of $59.00.
As of September 30, 2025, the 2014 Repurchase Program has been completed, and the remaining share repurchase authorization under the 2025 Repurchase Program was $383.8 million.
Shares purchased during the three months ended September 30, 2025 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
July 2025	833,642	$62.00	833,642	$48.6
August 2025	2,572,008	$52.40	2,572,008	$383.8
September 2025	—	$—	—	$383.8
Apart from the ASR Agreement repurchases, all purchases were made by the Company in the open market in reliance on the safe harbors provided by Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Securities Trading Plans of Executive Officers and Directors
The Company’s Insider Trading Policy permits executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended September 30, 2025, none of the Company’s executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Master Confirmation and Supplemental Confirmation, dated as of August 13, 2025, between the Company and Goldman Sachs & Co. LLC.					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	November 5, 2025	/s/ C. THOMAS EVANS, JR.
C. Thomas Evans, Jr.
Interim Chief Executive Officer, Secretary and General Counsel (Principal Executive Officer)

Date:	November 5, 2025	/s/ BRADLEY T. CAMDEN
Bradley T. Camden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2025	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)