Form 10-K
period 2025-12-31
KEMPER Corp
filed 2026-02-11
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.1 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 58,714,589 shares of common stock outstanding as of February 9, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2025 Annual Report on Form 10-K (the “2025 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper” or the “Registrant”) and its subsidiaries (individually and collectively referred to herein as the “Company”), as well as a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, Kemper cautions readers not to place undue reliance on such statements. Kemper bases these statements on current expectations and the current economic environment as of the date of this 2025 Annual Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, and actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining the Company’s actual future results and financial condition.
In addition to the factors discussed below under Item 1A., “Risk Factors,” in this 2025 Annual Report, the reader should consider the following list of factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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
•The effects on property claims attributed to supply chain disruption, in part potentially as a result of the impact of tariffs recently imposed by the US Government pursuant to the International Emergency Economic Power Act and scarcity of resources available to rebuild damaged structures and repair damaged property, including labor and materials and the amount of salvage value recovered for damaged property;
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
•Increase in competition as a result of new competitors to the property and casualty insurance industry, the existence of competitors that receive substantial infusion of capital or access to third-party capital, or the entry of established and well-capitalized property and casualty insurance companies into the specialty property and casualty automobile insurance market;
Factors related to the business environment in which Kemper and its subsidiaries operate
•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, increased volatilities in financial market conditions, interest rates, inflation, unemployment rates, significant global catastrophes and/or pandemics, tariffs and international trade policies such as the recent implementation of tariffs, and fluctuating values of particular investments held by the Company;
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
Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”)
Kemper cannot provide any assurances that the results and outcomes contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable or that future events or developments will not cause such statements to be inaccurate. Kemper assumes no obligation to correct or update any forward-looking statements publicly for any changes in events or developments or in the Company’s expectations or results subsequent to the date of this 2025 Annual Report. Kemper advises the reader, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

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
The Kemper family of companies is one of the nation’s leading specialized insurers. With approximately $12.5 billion in assets, Kemper is improving the world of insurance by providing affordable and easy-to-use personalized solutions to individuals, families and businesses through its Kemper Auto and Kemper Life brands. Kemper serves over 4.5 million policies, is represented by more than 24,100 agents and brokers, and has approximately 7,400 associates dedicated to meeting the ever-changing needs of its customers.
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life insurance businesses. The Company conducts its operations through two operating segments: Specialty Property & Casualty Insurance and Life Insurance. The Company conducts its operations solely in the United States.
Kemper’s subsidiaries employ approximately 7,400 associates supporting their operations, of which approximately 2,550 are employed in the Specialty Property & Casualty Insurance Segment, approximately 2,800 are employed in the Life Insurance segment and the remainder are employed in various corporate and other functions.
Property and Casualty Insurance Business
General
The Company’s property & casualty insurance business operations are conducted primarily through the Specialty Property & Casualty Insurance segment. The Specialty Property & Casualty Insurance segment distributes these products primarily through independent agents and brokers who are paid commissions for their services, but also distributes a smaller portion of these products through direct to consumer and captive channels. In addition, the Life Insurance segment’s career agents also sell contents coverage for personal property to its customers against loss resulting from fire, lightning and other causes as well as personal general liability coverage. Collectively, these segments provide specialty automobile, fire/contents, and other types of property and casualty insurance to individuals and commercial automobile insurance, and general liability as an endorsement to commercial automobile, to businesses.

Net Written Premiums for the Property and Casualty Business were as follows:

DOLLARS IN MILLIONS	2025	2024	2023
Business Segments:
Specialty Property & Casualty Insurance Segment:
Specialty Personal Automobile Insurance	$2,934.1	$2,887.7	$2,677.5
Commercial Automobile Insurance	978.7	797.7	627.9
Life Insurance Segment:
Fire/Contents Protection	41.0	43.3	45.3
Total Segment Net Written Premiums	3,953.8	3,728.7	3,350.7

Non-Core Operations	59.4	108.3	435.5

Total Property and Casualty Net Written Premiums	$4,013.2	$3,837.0	$3,786.2
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
Specialty Property & Casualty Insurance
The Specialty Property & Casualty Insurance segment, based in Chicago, Illinois, conducts business in 22 states under the Kemper Auto brand. As shown in the following table, three states provided 90% of the segment’s premium revenues in 2025.

State	Percentage of Total Premiums
California	63%
Florida	16%
Texas	11%
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
The segment also meets the insurance needs of other specialty automobile markets such as urban and Hispanic consumers. The segment’s insurance products accounted for 89%, 85% and 80% of the Company’s consolidated insurance premiums in 2025, 2024 and 2023, respectively. The segment’s insurance products are marketed through approximately 17,800 independent agents and brokers as well as a smaller portion sold direct to consumer and through captive agents.
In the third quarter of 2023 the Company established Kemper Reciprocal (the “Reciprocal Exchange” or “Exchange”), an Illinois-domiciled reciprocal insurance exchange. The Exchange principally writes specialty automobile policies sold to subscribers of the Exchange. Net written premiums reported through the Exchange were $50.3 million, $27.6 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net earned premiums reported through the Exchange were $49.5 million, $17.0 million, and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Property and Casualty Insurance Reserves at December 31, 2025 and 2024 were:

DOLLARS IN MILLIONS	2025	2024
Business Segments:
Specialty Property & Casualty Insurance:
Personal Automobile Insurance[1]	$1,826.8	$1,626.0
Commercial Automobile Insurance	942.6	721.9
Life Insurance:
Fire/Contents Protection	1.9	2.7
Total Segment Property and Casualty Insurance Reserves	2,771.3	2,350.6
Non-Core Operations	161.9	261.7
Unallocated Reserves	7.0	9.0
Total Property and Casualty Insurance Reserves[1]	$2,940.2	$2,621.3
[1]Includes $29.4 million and $9.4 million attributable to Kemper Reciprocal as of December 31, 2025 and 2024, respectively, which is reported as a consolidated variable interest entity.
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
See Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for information about incurred and paid claims development for the 2021 to 2024 accident years as of December 31, 2025, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of incurred but not reported (“IBNR”) liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts as of December 31, 2025. See Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation of the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2025 Annual Report utilize ISO’s definition of catastrophes.
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
The 2026 catastrophe reinsurance program covering the property and casualty insurance companies is provided by an annual excess of loss reinsurance contract.
Annual Excess of Loss Reinsurance Contract
The 2026 Annual Excess of Loss Contract provides coverage for the annual period of January 1, 2026 through December 31, 2026. The 2026 Annual Excess of Loss Contract provides coverage in two layers for losses on individual catastrophes of $110 million in excess of $50 million. The 2026 Annual Excess of Loss Contract provides 95% coverage on the first layer of losses on individual catastrophes of $50 million in excess of $50 million. The second layer provides 95% coverage on the losses on individual catastrophes of $60 million in excess of $100 million.
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
Other
In addition to the catastrophe loss exposures caused by natural events described above, Kemper’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature, occurrence and severity of which in any period cannot be accurately predicted. The companies have reinsurance coverage to address these exposures, when material.
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
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2024, there were 1,108 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 6% of property and casualty insurance groups in the United States as measured by net admitted assets, net written premiums, and capital and surplus in 2024. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 16th largest writer as measured by net written premiums in 2024.
Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	60	95%
Net Written Premiums	37	97
Capital and Surplus	70	94
In 2024, the U.S. property and casualty insurance industry’s estimated net premiums written were $937.8 billion, of which nearly 82% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s 2024 premium volume.
The property and casualty insurance industry is highly competitive, particularly with respect to personal automobile insurance. Kemper’s property and casualty insurance companies compete on the basis of, among other measures, (i) using suitable pricing segmentation, (ii) maintaining underwriting discipline, (iii) settling claims timely and efficiently, (iv) offering products in selected markets or geographies, (v) utilizing technological innovations for the marketing and sale of insurance, (vi) controlling expenses, (vii) maintaining adequate ratings from A.M. Best and other ratings agencies and (viii) providing quality services to independent agents and policyholders. See Item 1A., “Risk Factors,” under the caption “The insurance industry is highly competitive, making it difficult to grow profitability within the expectations of investors.”
Life Insurance Business
General
The Company’s life & health insurance business operations are conducted primarily through the Life Insurance segment. The Life Insurance segment distributes its products through a network of employee, or “career” agents. These career agents are paid commissions for their services. Earned premiums from the Life Insurance segment accounted for 9%, 8%, and 7% of the Company’s insurance premiums earned in 2025, 2024 and 2023, respectively.
The Life Insurance segment, primarily based in St. Louis, Missouri, focuses on providing individual life and supplemental accident and health insurance products to customers who desire basic protection for themselves and their families. Their leading product is individual life insurance, including permanent insurance that can be offered on a limited or recurring pay basis, term insurance and guaranteed issue insurance. Individual life insurance is offered primarily on a non-participating, guaranteed-cost basis. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Premiums average approximately $30 per policy per month with an average policy face value of $6,513.
The Life Insurance segment employs nearly 2,200 career agents, operating in 26 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. These career agents also distribute and/or service contents coverage for personal property providing coverage against loss resulting from fire, lightning, and other causes as well as personal general liability coverage.

As shown in the following table, five states provided 63% of the premium revenues in this segment in 2025.

State	Percentage of Total Premiums
Texas	25%
Louisiana	16
Mississippi	8
Alabama	8
Florida	6
Life Insurance Reserves
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits. Insurance Reserves for the Company’s life & health insurance business operations were $3,287.5 million and $3,199.7 million at December 31, 2025 and 2024, respectively.

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

Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life Insurance segment’s lapse ratio for individual life insurance was 5% in 2025, 2024, and 2023.
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
Competition
Based on the most recent data published by A.M. Best, as of the end of 2024, there were 378 life and health insurance company groups in the United States. The Company’s Life Insurance segment ranked in the top 31% of life and health insurance company groups, as measured by net admitted assets, net premiums written and capital and surplus. Rankings by net admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	101	73%
Net Written Premiums	113	70
Capital and Surplus	118	69
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

Regulation
Overview of State Regulation
Kemper’s insurance subsidiaries are subject to extensive regulation, primarily, but not exclusively, at the state level. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, rate setting, licensing to transact business, market conduct, trade practices, underwriting standards, profitability regulations, claims handling practices, transactions with affiliates, payment of dividends, nature and amount of investments, solvency, reserve adequacy, statutory accounting methods, risk management and corporate governance. In addition, insurance regulatory authorities perform periodic examinations of an insurer’s financial condition, market conduct activities and other affairs. Some of these matters are discussed in more detail below.
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
Financial Reports and Standards
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting practices prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (“NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state laws and regulations require minimum capital and surplus levels and incorporate risk-based capital (“RBC”) standards developed by the NAIC. Similar reporting obligations and requirements are imposed under Bermuda law on Kemper Bermuda Ltd., Kemper’s offshore subsidiary. RBC standards are intended to enable regulators to assess the level of risk inherent in an insurance company’s business based on asset risk, credit risk, underwriting risk and other business risks relevant to its operations. A company’s requirements are calculated based on an RBC formula and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2025, the total amount of capital held by each of Kemper’s domestic insurance subsidiaries exceeded the minimum levels required under applicable RBC requirements, and the total amount of capital held by Kemper Bermuda Ltd. exceeded the minimum levels required by the Bermuda Monetary Authority’s Enhanced Capital Requirement.
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
Holding Company Regulation, Including Enterprise Risk Management and Governance
The Company is regulated as an insurance holding company system and is subject to the insurance holding company acts of the states in which its insurance subsidiaries are domiciled and, in some cases, additional states in which the insurance subsidiary is deemed commercially domiciled. These laws and related regulations contain certain reporting requirements as well as restrictions on transactions between an insurer and its affiliates. They also generally require insurance companies within an insurance holding company system to register with the insurance department of each state where they are domiciled or commercially domiciled and to file certain reports with those insurance departments describing capital structure, ownership, financial condition, certain intercompany transactions, an enterprise risk report and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within the insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.
Dividends
As a holding company with no significant business operations of its own, Kemper relies on dividends from its insurance subsidiaries to meet its obligations. Certain dividends and distributions by an insurance subsidiary are subject to prior approval by the insurance regulator in the state in which it is domiciled or commercially domiciled. See Item 1A., “Risk Factors,” under the caption, “The ability of Kemper to service its debt, to pay dividends to its shareholders and/or make repurchases of its stock may be materially impacted by lack of timely and/or sufficient dividends received from its subsidiaries.”
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
Human Capital Management
Commitment to a Strong, Inclusive, and Performance-Driven Culture
Kemper proudly serves niche and underserved markets with appropriate and affordable insurance and financial solutions. Our culture reflects the belief that our people are essential to fulfilling our purpose, and we strive to create an environment where collaboration, shared accountability, and diverse perspectives drive success.
Kemper empowers employees at every level to collaborate, contribute their expertise, and drive performance in a dynamic and inclusive workplace. Our workforce is strengthened by diverse backgrounds, experiences, and ideas, and we are committed to ensuring all employees feel valued, supported, and positioned for growth. This focus on inclusivity and collaboration enables us to attract and retain a high-performing workforce and continually enhance the way we serve our customers and communities.
As of December 31, 2025, we had approximately 7,400 employees, consisting of 7,300 full-time and 100 part-time employees, located across the country. We consider our relationships with our employees to be positive.

Compliance and Ethics
A culture grounded in compliance and ethical behavior is essential to protecting the Company, supporting sound business operations, and fostering a positive work environment. Kemper provides tools and resources to promote an inclusive and respectful workplace and maintains multiple channels for reporting fraud, theft, violence, and misconduct. Our compliance reporting protocol supports integrity and ethical conduct by enabling timely corrective action when issues arise. Employees are encouraged to raise concerns through their manager, any member of management, the Kemper Corporate Responsibility Hotline, the Corporate Compliance and Ethics Officer, or Human Resources.

Employee Development
Kemper’s long-term success is closely tied to the development and engagement of our employees. We offer opportunities for personal and professional growth at every career stage, from internships and rotational development programs to manager and leadership training. Role-based learning supports employees in building the skills needed to excel in their current positions and prepare for future opportunities,
Individual growth is further supported through initiatives such as the Own Your Career program, which provides employees with skill-building tools, development resources, and structured guidance to help them advance in their careers.
Kemper maintains a structured succession planning process to support leadership continuity and long-term organizational stability. Each year, the Company conducts a comprehensive review of succession plans for the executive leadership team and their direct reports. This process assesses leadership capabilities, identifies key talent, and evaluates readiness for expanded responsibilities or future leadership roles. The Board of Directors, through its relevant committees, oversees this process and receives regular updates on succession planning and leadership development initiatives.
Engagement and Employee Voice
Employee engagement is essential to sustaining Kemper’s culture and driving our success. We support strong engagement through a range of programs and initiatives that recognize employees who consistently contribute to the Company’s culture and performance.
Kemper periodically measures employee engagement through surveys that provide team members the opportunity to share feedback on key aspects of the work experience, including career development, leadership, compensation and benefits, recognition, collaboration, communication, resources, culture, and ethics. Business, functional and Human Resources leaders review the results to assess employee sentiment, support cultural priorities, and take action on identified opportunities to enhance the workplace.
Our leadership team further supports connection and transparency by hosting regular in-person and virtual town halls. These meetings provide updates on priorities and initiatives, celebrate achievements, and offer a forum for questions and open dialogue.
Kemper employees contributed 3,223 volunteer hours during the year through various community initiatives. These efforts support our commitment to engaging with and serving the diverse communities in which our customers live and work.
In 2025, Kemper was recognized by U.S. News & World Report as one of the Best Companies to Work For in Finance/Insurance and in the Midwest.
Total Rewards
Kemper’s total rewards reflect our investment in recognizing and rewarding employee contributions through competitive compensation and benefits, including base salary and short- and long-term incentives. Our market-competitive programs help attract and retain talent, support employee well-being, and reinforce a positive employee experience. We offer a broad range of benefits that promote the physical, emotional, financial, and social health of our workforce. These include, but are not limited to:
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
•Employee Assistance & Work/Life Program (EAP)
•Tuition reimbursement
•Adoption assistance
•Employee discount programs
•Voluntary benefit programs
•Paid parental leave
•Short- and long-term disability leave, military leave, and leave pursuant to the Family and Medical Leave Act of 1993 (FMLA)

•Flexible work arrangements based on function and role
•Wellness resources, including diabetes, hypertension, weight management and pregnancy support
•Commuter benefits

How We Work

At Kemper, we embrace a hybrid work model that enhances flexibility and strengthens connection across our workforce.
The model emphasizes purposeful time in the office, where in-person collaboration, team meetings, and training foster engagement, innovation, and relationship-building. These intentional interactions foster a strong sense of community, and our blend of remote and in-office work provides employees the flexibility to balance work and life while staying connected to one another.

Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known or considered material by the Company. Readers are advised to consider all of these factors along with the other information included in this 2025 Annual Report, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements”, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
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
Kemper’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, wildfires and pandemics, and may also include man-made events, such as cyber events, terrorist attacks, and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable and may be impacted by the uncertain effects of climate change, which could cause increases in hurricanes, floods, wildfires, and other risks that could produce losses affecting our business. The extent of the Company’s losses from a catastrophe is a function of both the total amount of its insured exposure in the geographic area affected by the event and the severity of the event. In recent periods, the Company has experienced catastrophe losses primarily relating to tropical storm activity as well as rain and hail events. The effects of inflation could increase the severity of claims resulting from a catastrophe. For example, in recent periods, the effects of inflation, including as a result of post-event damage surge, have increased catastrophe losses, and this could continue in the future. Furthermore, the Company could experience more than one severe catastrophic event in any given period.
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
The insurance industry is highly competitive, making it difficult to grow profitability within the expectations of investors.
The Company’s insurance businesses face significant competition, and their ability to compete is affected by a variety of issues relative to others in the industry, such as management effectiveness, product pricing, service quality, ease of doing business, innovation, financial strength and name recognition. Additionally, in recent years, various types of investors have increasingly sought to participate in the insurance industry. Well-capitalized new entrants to the property and casualty insurance industry, existing competitors in the specialty property and casualty insurance industry that receive substantial infusions of capital or access to third-party capital, or established property and casualty insurance companies that expand their product offerings to compete in the specialty automobile insurance market provide increasing competition, which may adversely impact our business and profitability. Competitive success is based on many factors, including, but not limited to, the following:
•Competitiveness of prices charged for insurance policies;
•Sophistication of pricing segmentation;
•Design and introduction of insurance products to meet emerging consumer trends;
•Ability to manage potential additional costs or losses that may be associated with writing new business;
•Ability to attract and retain experienced industry talent, including for senior executive leadership positions;
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
•Ability to control operating expenses;
•Financial strength ratings; and
•Quality of services provided to, and ease of doing business with, career agents, independent agents, brokers, or policyholders.
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
These laws and regulations, and their application by regulators and courts, are subject to continuous interpretation and revision. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, new issues may emerge. These changes and emerging issues could adversely affect Kemper’s business in a variety of ways, including, for example, by expanding coverages beyond the underwriting intent, increasing the number or size of claims, increasing the likelihood of class-action suits and other legislative and judicial actions, accelerating the payment of claims, repealing or weakening tort reforms or otherwise adding to operational and compliance costs or adversely affecting the Company’s competitive advantages. Practices in the industry or within the Company that were once considered approved, compliant and reasonable may suddenly be deemed unacceptable by virtue of a court or regulatory ruling or changes in regulatory enforcement policies and practices. It is not possible for the Company to predict such shifts in legal or regulatory enforcement or to accurately estimate the impact they may have on the Company and its operations.
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

Kemper has a significant concentration of personal automobile insurance business in California and Florida, and the regulatory, legal, competitive, or economic conditions in these states (as well as negative developments in any of these conditions) may adversely affect the Company’s profitability.
California and Florida represented 82% of the Company’s total personal automobile insurance gross written premiums in 2025. Consequently, the dynamic nature of regulatory, legal, competitive and economic conditions in these states affects Kemper’s revenues and profitability. Significant legislative changes relating to Florida PIP coverage that became effective in 2023 have contributed to lower loss costs on certain personal auto accident claims and increased underwriting profitability in Kemper’s Florida personal auto business. Both California and Florida have regulations that limit the after-tax return on underwriting profit allowed for an insurer. Changes in any of these conditions could negatively impact the Company's results of operations.
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
Kemper’s insurance subsidiaries obtain, process and store large amounts of data, including personal data, for various business purposes, including marketing, policy origination, claims and payment processing, and competitive differentiation. The data has significant value and Kemper is regularly targeted by cyber attacks seeking to misappropriate the information. Cyber attacks feature increasing sophistication and frequency and include the use of viruses, ransomware, spyware and other malware and infiltration methods. In addition, the Company has exposure through equipment and system failure and as a result of the conduct of our employees and contractors (through inadvertent error, negligence or intentional misconduct). These exposures can create or increase the Company’s vulnerability to the loss or misuse of data. The Company uses an array of security measures, with policies and procedures designed to secure this information and the Company’s data systems. Notwithstanding these efforts, the Company’s data systems have been breached or otherwise exposed in the past and remain vulnerable to future security breaches or other exposures. Successful breaches or other exposures could result in data loss, business interruption, reputational damage, ransom demands, investigations and litigation. The Company has been and may continue to be exposed to damages, regulatory penalties and other liabilities, reputational risk and significant increases in compliance and litigation costs as a result of these occurrences, which could have a material adverse impact on our financial condition and results of operations.
Kemper’s business operations rely on third parties, which are inherently prone to technology and cybersecurity risks outside of our direct control.
Kemper relies on third parties to provide services that are essential to business operations, such as policy origination, claims processing, procurement, payments, back-office functions, and IT hosting. The software, systems and services provided by our third-party providers (including offshore service providers) may not meet our expectations, contain errors or weaknesses, become compromised or experience breaches or outages. The Company’s ability to prevent or remediate such an occurrence is limited. A failure of such third-party providers or their software or systems to perform effectively, maintain information security, or provide uninterrupted service and access to those systems, could materially and adversely affect Kemper’s business. For example, the Company could be prevented from conducting business functions, including the timely payment and/or processing of claims, or the information of the Company or its customers could be compromised. Any such failures could adversely impact the ability to serve existing customers and attract new business, and could create regulatory and litigation exposure.
We are subject to extensive cybersecurity and privacy regulation through policies and requirements imposed by state and federal authorities. These policies and regulations are complex, difficult to implement and sometimes contradictory. A finding that the Company has breached these regulations could result in litigation, fines, and expenses that materially and adversely impact financial condition or results of operations.
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
The Company holds a significant amount of assets without readily available, active, quoted market prices or for which fair value cannot be measured from actively quoted prices. These assets are generally deemed to require a higher degree of judgment in measuring fair value. The assumptions used by management to measure fair values could turn out to be different than the actual amounts that may be realized in an orderly transaction with a willing market participant.
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
The Company’s recognized value of goodwill could become impaired which would adversely impact the Company’s results of operations and financial condition.
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value, attributed equity, of a reporting unit to its estimated fair value. Market declines or other events impacting the fair value of a reporting unit could result in a goodwill impairment, resulting in a charge to income. Such a charge could have an adverse effect on our results of operations or financial condition.
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
Item 1B.    Unresolved Staff Comments.
The Company has no unresolved staff comments issued more than 180 days before December 31, 2025, the date of this Annual Report on Form 10-K.
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
The Company’s CISO is primarily responsible for management of the Company’s information security program. The Company’s current CISO has significant experience in information security, as do members of the information security team. The Company participates in certain industry cybersecurity intelligence, risk sharing and law enforcement organizations.
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
Leased Facilities
The Company leases four floors, or approximately 92,000 square feet, in an 83-story office building in Chicago, Illinois, for its corporate headquarters. The lease expires on December 31, 2033. Kemper’s property and casualty insurance subsidiaries lease facilities with an aggregate square footage of approximately 432,000 at 87 locations in 12 states. The latest expiration date of the existing leases is in September 2031. Kemper’s life insurance subsidiaries lease facilities with aggregate square footage of approximately 297,000 at 95 locations in 23 states. The latest expiration date of the existing leases is in January 2031.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations. Leased properties with aggregate square footage of 27,000 are not currently utilized in the Company's operations and are not expected to be utilized by the Company throughout the remainder of their respective lease terms.
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
Holders
As of January 31, 2026, the number of record holders of Kemper’s common stock was 2,269.

Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2025	Jun 30, 2025	Sep 30, 2025	Dec 31, 2025	Dec 31, 2025
Cash Dividends Paid to Shareholders (per share)	$0.32	$0.32	$0.32	$0.32	$1.28

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024	Dec 31, 2024
Cash Dividends Paid to Shareholders (per share)	$0.31	$0.31	$0.31	$0.31	$1.24
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 17 “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.
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
In August 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC to repurchase an aggregate of $150.0 million of shares of the Company’s common stock. The transactions under the ASR Agreement were settled and immediately retired during the third and fourth quarters of 2025.

As of December 31, 2025, the 2014 Repurchase Program has been completed, and the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million.

Shares repurchased and retired during the three months ended December 31, 2025 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
October 2025	1,655,662	$48.07	1,655,662	$304.2
November 2025	—	$—	—	$304.2
December 2025	—	$—	—	$304.2
These purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2020 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Comparison of Cumulative Five Year Total Return

$225
$200
$175
$150
$125
$100
$75
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Kemper Corporation
S&P MidCap 400 Index
S&P Supercomposite Insurance Index

Company / Index	2020	2021	2022	2023	2024	2025
Kemper Corporation	$100.00	$77.89	$66.84	$67.87	$94.49	$59.06
S&P MidCap 400 Index	100.00	124.76	108.47	126.29	143.89	154.68
S&P Supercomposite Insurance Index	100.00	129.87	141.98	156.10	198.27	206.61

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
(ii) Net Realized Investment Gains (Losses);
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income (Loss) for the years ended December 31, 2025, 2024 or 2023.
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

NON-GAAP FINANCIAL MEASURES (Continued)
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
The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and uses these financial measures to reveal the trends in the Company’s Property & Casualty Insurance segment that may be obscured by catastrophe losses and prior-year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the Combined Ratio. Prior-year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has minimal bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.
SUMMARY OF RESULTS
Net Income attributable to Kemper Corporation was $143.3 million ($2.31 per unrestricted common share) for the year ended December 31, 2025, compared to Net Income attributable to Kemper Corporation of $317.8 million ($4.95 per unrestricted common share) for the year ended December 31, 2024.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUMMARY OF RESULTS (Continued)
A reconciliation of Net Income (Loss) attributable to Kemper Corporation to Adjusted Consolidated Net Operating Income (Loss) (a non-GAAP financial measure) for the years ended December 31, 2025, 2024 and 2023 is presented below.

DOLLARS IN MILLIONS	2025	2024	Change from 2024 to 2025	2023	Change from 2023 to 2024
Net Income (Loss) attributable to Kemper Corporation	$143.3	$317.8	$(174.5)	$(272.1)	$589.9
Less:
Change in Fair Value of Equity and Convertible Securities	$(3.4)	$(2.1)	$(1.3)	$3.7	$(5.8)
Net Realized Investment Gains (Losses)	4.3	10.4	(6.1)	(14.7)	25.1
Impairment Losses	(8.5)	(4.6)	(3.9)	(0.9)	(3.7)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(43.1)	(31.8)	(11.3)	(95.0)	63.2
Debt Extinguishment, Pension Settlement and Other Charges	0.4	(7.4)	7.8	(55.5)	48.1
Goodwill Impairment Charge	—	—	—	(45.5)	45.5
Non-Core Operations	(31.9)	(28.2)	(3.7)	(17.0)	(11.2)
Adjusted Consolidated Net Operating Income (Loss)	$225.5	$381.5	$(156.0)	$(47.2)	$428.7

Components of Adjusted Consolidated Net Operating Income:
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance	$187.1	$376.3	$(189.2)	$(57.1)	$433.4
Life Insurance	68.5	50.2	18.3	51.8	(1.6)
Total Segment Adjusted Net Operating Income	255.6	426.5	(170.9)	(5.3)	431.8
Corporate and Other Adjusted Net Operating Loss	(40.8)	(50.3)	9.5	(42.1)	(8.2)
Less: Net Loss attributable to Noncontrolling Interest	(10.7)	(5.3)	(5.4)	(0.2)	(5.1)
Adjusted Consolidated Net Operating Income	$225.5	$381.5	$(156.0)	$(47.2)	$428.7
Net Income (Loss) attributable to Kemper Corporation
2025 Compared with 2024
Net Income (Loss) attributable to Kemper Corporation decreased by $174.5 million in 2025, compared to 2024, due primarily to lower Adjusted Consolidated Net Operating Income.
Adjusted Consolidated Net Operating Income (Loss) decreased by $156.0 million in 2025, compared to 2024, due primarily to a deterioration in the Specialty Property & Casualty Insurance segment’s Underlying Combined Ratio and higher adverse prior year development on bodily injury coverages within commercial automobile insurance, partially offset by higher average earned premiums per exposure resulting from rate increases. This was partially offset by increased Life Insurance segment earnings driven by higher net investment income and a reduction in insurance expenses. Life Insurance segment results for the year December 31, 2024 included an $11.9 million after-tax loss from an investment valuation adjustment on one real estate investment from our alternative investment portfolio.
The loss from Non-Core Operations increased by $3.7 million in 2025, compared to 2024, primarily due to reduced net investment income and earned premiums outpacing reduced expenses as the business continues to run off. Additionally, the Company recognized $21.7 million of impairment losses in 2025 on Internal-Use Software assets reported as Other Assets on the Consolidated Balance Sheets. These were partially offset by a reduction in catastrophe losses and lower adverse prior year development. Separately, on August 1, 2025, certain Non-Core Operations subsidiaries entered into a renewal rights agreement with a third party and certain of its affiliates (collectively, the “Third Party”) whereby the Third Party will offer replacement policies for certain policies written by these subsidiaries in New York after the expiration of their current term. Execution of the terms of the agreement is contingent upon the granting of regulatory approvals by the New York Department of Financial Services.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SUMMARY OF RESULTS (Continued)
Corporate and Other Adjusted Net Operating Loss decreased $9.5 million in 2025, compared to 2024, primarily driven by lower interest expense due to the redemption of $450 million of 4.350% senior notes.
Revenues
2025 Compared with 2024
Total Revenues increased by $151.1 million to $4,789.7 million in 2025, compared to $4,638.6 million in 2024. The increase was primarily driven by higher earned premiums.
Earned Premiums increased by $180.4 million to $4,396.3 million in 2025, compared to $4,215.9 million in 2024, primarily driven by a $349.3 million increase from the Specialty Property & Casualty Insurance segment due to higher average earned premiums per exposure resulting from rate increases and higher commercial automobile volumes, partially offset by a $168.4 million reduction from our Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the exit and run-off of the business. Additionally, since Florida insurance reform was enacted in 2023, Kemper has experienced lower loss costs within its personal auto business, and this has led to ongoing favorable loss reserve development and expected profits on the current accident year. During the fourth quarter, the Company concluded that it is probable Florida personal auto underwriting profit for the three most recent years ended December 31, 2025, will exceed the profit limit imposed by a Florida insurance statute. During the fourth quarter of 2025 Kemper recorded a $35.0 million reduction to earned premiums, which represents a current estimate of the Florida personal auto profit that will be earned during the three-year period in excess of the permitted profit limit. This estimate will be updated through the first quarter of 2026 for development related to the three most recent years ended December 31, 2025. The statute requires that excess profits be returned to policyholders active as of December 31, 2025. The Company expects to fund credits to eligible policyholders in 2026.
Net Investment Income decreased by $2.5 million in 2025, compared to 2024, primarily driven by lower average Short-term invested assets, partially offset by higher earnings on common stock, Company-Owned Life Insurance, and mortgage loan assets.
Other (Loss) Income decreased by $12.5 million in 2025, compared to 2024, primarily driven by a $13.3 million loss from the fair market value adjustment of a tax credit equity investment.
Net Realized Investment Gains (Losses) decreased by $7.7 million in 2025, compared to 2024, due primarily to decreased gains on sales of fixed maturity and equity securities, partially offset by the absence of net realized losses on ultra-long treasury future derivatives transactions that did not qualify for hedge accounting.
Impairment losses increased by $5.0 million in 2025, compared to 2024, primarily driven by an increase in the allowance for credit losses on fixed maturity securities.
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
The number of ISO-classified catastrophic events and catastrophe losses and LAE, net of reinsurance recoveries, (excluding loss and LAE reserve development) by range of loss and business segment for the years ended December 31, 2025, 2024 and 2023 are presented below.

	Year Ended
	Dec 31, 2025		Dec 31, 2024		Dec 31, 2023
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	55	$17.5	69	$47.7	68	$77.7
$5 - $10	—	—	3	17.6	3	19.0
$10 - $15	—	—	—	—	—	—
$15 - $20	—	—	—	—	—	—
$20 - $25	—	—	—	—	—	—
Greater Than $25	—	—	—	—	—	—
Total	55	$17.5	72	$65.3	71	$96.7

Specialty Property & Casualty Insurance		$11.5		$19.9		$34.5
Life Insurance		1.2		2.2		2.2
Non-Core Operations		4.8		43.2		60.0
Total Catastrophe Losses and LAE		$17.5		$65.3		$96.7
Catastrophe Reinsurance
The Company primarily manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, modifications of, and/or limitations to coverages and deductibles for certain perils in such regions and a catastrophe reinsurance program for the Company’s Property & Casualty Insurance business. Coverage under the catastrophe reinsurance program is provided in various contracts and layers. The Company’s Property & Casualty Insurance business also purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than its catastrophe reinsurance program.
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2025, 2024 and 2023. See the “Reinsurance” subsection of the “Property and Casualty Insurance Business” and “Life Insurance Business” sections of Item 1(c), “Description of Business,” and Note 25, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.
LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2025, 2024 and 2023 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, are presented below.

DOLLARS IN MILLIONS	2025	2024	2023
Increase in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	$76.3	$23.8	$168.9
Catastrophe	0.7	6.0	(9.1)
Increase in Total Loss and LAE Reserves Related to Prior Years	$77.0	$29.8	$159.8

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LOSS AND LAE RESERVE DEVELOPMENT (Continued)
See MD&A, “Specialty Property & Casualty Insurance,” MD&A, “Life Insurance,” and Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for additional information on the Company’s reserve development. See MD&A, “Critical Accounting Estimates,” of this 2025 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

(Dollars in Millions)	2025	2024	2023
Net Premiums Written	$3,912.8	$3,685.4	$3,305.4

Earned Premiums	$3,925.7	$3,576.4	$3,632.5
Net Investment Income	211.2	189.6	168.3
Other Income	8.9	6.1	6.1
Total Revenues	4,145.8	3,772.1	3,806.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	2,991.1	2,514.8	2,974.5
Catastrophe Losses and LAE	11.5	19.9	34.5
Prior Years:
Non-catastrophe Losses and LAE	74.8	6.3	135.2
Catastrophe Losses and LAE	(0.2)	0.7	(2.3)
Total Incurred Losses and LAE	3,077.2	2,541.7	3,141.9
Insurance Expenses	836.6	759.5	741.3
Segment Adjusted Operating Income (Loss)	232.0	470.9	(76.3)
Income Tax Expense (Benefit)	44.9	94.6	(19.2)
Total Segment Adjusted Net Operating Income (Loss)	$187.1	$376.3	$(57.1)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	76.2%	70.3%	82.0%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.6	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	1.9	0.2	3.7
Prior Years Catastrophe Losses and LAE Ratio	—	—	(0.1)
Total Incurred Loss and LAE Ratio	78.4	71.1	86.5
Insurance Expense Ratio	21.3	21.2	20.4
Combined Ratio	99.7%	92.3%	106.9%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	76.2%	70.3%	82.0%
Insurance Expense Ratio	21.3	21.2	20.4
Underlying Combined Ratio	97.5%	91.5%	102.4%
Non-GAAP Measure Reconciliation
Combined Ratio	99.7%	92.3%	106.9%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.3	0.6	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	1.9	0.2	3.7
Prior Years Catastrophe Losses and LAE Ratio	—	—	(0.1)
Underlying Combined Ratio	97.5%	91.5%	102.4%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
INSURANCE RESERVES

(Dollars in Millions)	Dec 31, 2025	Dec 31, 2024
Insurance Reserves:
Personal Automobile	$1,826.8	$1,626.0
Commercial Automobile	942.6	721.9
Total Insurance Reserves	$2,769.4	$2,347.9

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$960.4	$921.8
Incurred But Not Reported	1,610.9	1,250.6
Total Loss and LAE Reserves	2,571.3	2,172.4
Unallocated LAE Reserves	198.1	175.5
Total Insurance Reserves[1]	$2,769.4	$2,347.9
[1]Includes $29.4 million and $9.4 million attributable to Kemper Reciprocal as of December 31, 2025 and 2024, which is reported as a consolidated variable interest entity.
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
Overall
2025 Compared with 2024
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $187.1 million for the year ended December 31, 2025, compared to Total Segment Adjusted Net Operating Income of $376.3 million in 2024. Segment adjusted net operating results decreased by $189.2 million which included a $166.2 million decrease from personal automobile insurance and a $23.0 million decrease from commercial automobile insurance. The decrease in personal automobile Adjusted Net Operating Income was primarily driven by higher underlying losses. The decrease in commercial automobile insurance Adjusted Net Operating Income was primarily driven by higher adverse prior year development.
Earned Premiums in the Specialty Property & Casualty Insurance segment increased by $349.3 million in 2025, compared to 2024, due to higher average earned premiums per exposure resulting from rate increases and higher commercial automobile volumes.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $21.6 million in 2025, compared to 2024, due primarily to higher levels of invested assets resulting from growth.
Incurred Loss and LAE were $3,077.2 million or 78.4% of earned premiums for the year ended December 31, 2025, compared to $2,541.7 million or 71.1% of earned premiums, in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to a deterioration in the underlying loss and LAE ratio and adverse prior year development in commercial automobile. Underlying losses and LAE as a percentage of earned premiums were 76.2% in 2025, a deterioration of 5.9 percentage points, compared to 2024, due to higher claim severity primarily related to bodily injury and property damage coverages, partially offset by higher average earned premiums per exposure (10.8% increase year over year). Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $74.6 million for 2025 compared to adverse development of $7.0 million for 2024 an increase of $67.6 million due primarily to evolving loss patterns on bodily injury coverages in commercial automobile and higher than expected development

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
on litigated matters. Catastrophe losses and LAE (excluding reserve development) were $11.5 million for 2025 compared to $19.9 million for 2024, a decrease of $8.4 million due to fewer catastrophe events and lower severity per event in 2025.
Insurance Expenses were $836.6 million, or 21.3% of earned premiums, for the year ended December 31, 2025, compared to $759.5 million, or 21.2% of earned premiums in 2024. Insurance Expenses increased $77.1 million due to higher expenses associated with increased business volumes.
The Specialty Property & Casualty Insurance segment’s 2025 effective tax rate was 19.4%, compared to 20.1% in 2024. The effective income tax rate for 2025 and 2024 differs from the federal statutory income tax rate primarily due to investments in Company-Owned Life Insurance, tax-exempt investment income and an increase in nondeductible executive compensation.
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line for the years ended December 31, 2025, 2024, and 2023 is presented below.

DOLLARS IN MILLIONS	2025	2024	2023
Net Premiums Written	$2,934.1	$2,887.7	$2,677.5
Earned Premiums	$3,024.9	$2,851.4	$2,977.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$2,336.9	$1,984.7	$2,464.0
Catastrophe Losses and LAE	8.7	14.5	29.6
Prior Years:
Non-catastrophe Losses and LAE	(1.4)	(0.9)	111.0
Catastrophe Losses and LAE	(0.5)	0.7	(2.3)
Total Incurred Losses and LAE	$2,343.7	$1,999.0	$2,602.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	77.2%	69.6%	82.8%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.5	1.0
Prior Years Non-catastrophe Losses and LAE Ratio	—	—	3.7
Prior Years Catastrophe Losses and LAE Ratio	—	—	(0.1)
Total Incurred Loss and LAE Ratio	77.5%	70.1%	87.4%
Insurance Expense Ratio	22.2%	21.8%	21.0%
Combined Ratio	99.7%	91.9%	108.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	77.2%	69.6%	82.8%
Insurance Expense Ratio	22.2%	21.8%	21.0%
Underlying Combined Ratio	99.4%	91.4%	103.8%
Non-GAAP Measure Reconciliation
Combined Ratio as Reported	99.7%	91.9%	108.4%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.3%	0.5%	1.0%
Prior Years Non-catastrophe Losses and LAE Ratio	—%	—%	3.7%
Prior Years Catastrophe Losses and LAE Ratio	—%	—%	(0.1)%
Underlying Combined Ratio	99.4%	91.4%	103.8%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
2025 Compared with 2024
Earned Premiums in personal automobile insurance increased by $173.5 million in 2025, compared to 2024, primarily due to higher average earned premiums per exposure resulting from rate increases. Incurred losses and LAE were $2,343.7 million, or 77.5% of earned premiums, in 2025, compared to $1,999.0 million, or 70.1% of earned premiums, in 2024. Incurred losses and LAE as a percentage of earned premiums increased due to deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of related earned premiums were 77.2% in 2025, compared to 69.6% in 2024, a deterioration of 7.6 percentage points driven by higher claim severity and frequency primarily related to bodily injury and property damage coverages that were offset by higher average earned premiums per exposure (10.1% increase year over year). Favorable loss and LAE reserve development was $1.9 million in 2025, compared to favorable loss and LAE reserve development of $0.2 million in 2024, an improvement of $1.7 million due primarily to stabilization of loss patterns in bodily injury coverages, partially offset by less favorable development on personal injury protection and collision coverages and higher losses associated with litigated matters. Catastrophe losses and LAE (excluding reserve development) were $8.7 million in 2025 compared to $14.5 million in 2024, an improvement of $5.8 million due to fewer catastrophe events and lower severity in 2025.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

DOLLARS IN MILLIONS	2025	2024	2023
Net Premiums Written	$978.7	$797.7	$627.9
Earned Premiums	$900.8	$725.0	$654.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$654.2	$530.1	$510.5
Catastrophe Losses and LAE	2.8	5.4	4.9
Prior Years:
Non-catastrophe Losses and LAE	76.2	7.2	24.2
Catastrophe Losses and LAE	0.3	—	—
Total Incurred Losses and LAE	$733.5	$542.7	$539.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.6%	73.2%	78.0%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.7	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	8.5	1.0	3.7
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	81.4%	74.9%	82.4%
Insurance Expense Ratio	18.3%	19.1%	17.6%
Combined Ratio	99.7%	94.0%	100.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.6%	73.2%	78.0%
Insurance Expense Ratio	18.3%	19.1%	17.6%
Underlying Combined Ratio	90.9%	92.3%	95.6%
Non-GAAP Measure Reconciliation
Combined Ratio as Reported	99.7%	94.0%	100.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.3%	0.7%	0.7%
Prior Years Non-catastrophe Losses and LAE Ratio	8.5%	1.0%	3.7%
Prior Years Catastrophe Losses and LAE Ratio	—%	—%	—%
Underlying Combined Ratio	90.9%	92.3%	95.6%
2025 Compared with 2024
Earned premiums from commercial automobile insurance increased by $175.8 million in 2025, compared to 2024, due primarily to higher average earned premiums per exposure resulting from rate increases and targeted mix shifts, and higher business volumes. Incurred losses and LAE were $733.5 million, or 81.4% of earned premiums, in 2025, compared to $542.7 million, or 74.9% of earned premiums, in 2024. Incurred losses and LAE as a percentage of earned premiums increased primarily due to adverse prior year development. Underlying losses and LAE as a percentage of earned premiums were 72.6% in 2025, compared to 73.2% in 2024, an improvement of 0.6 percentage points driven by lower claim frequency and higher average earned premium (8.2% increase year over year), partially offset by increased claim severity, primarily related to bodily injury coverages. Adverse loss and LAE reserve development was $76.5 million in 2025, compared to adverse development of

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
SPECIALTY PROPERTY & CASUALTY INSURANCE (Continued)
$7.2 million in 2024, an increase of $69.3 million due primarily to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $2.8 million for the year ended December 31, 2025, compared to $5.4 million for the same period in 2024 a decrease of $2.6 million due to few catastrophe events and lower severity per event in 2025.
LIFE INSURANCE
Selected financial information for the Life Insurance segment is presented below.

(Dollars in Millions)	2025	2024	2023
Earned Premiums	$393.4	$393.9	$387.6
Net Investment Income	188.2	170.6	193.4
Other Income	1.6	1.1	0.5
Total Revenues	583.2	565.6	581.5
Policyholders’ Benefits and Incurred Losses and LAE	238.7	234.5	243.4
Insurance Expenses	264.4	272.1	275.8
Segment Adjusted Operating Income	80.1	59.0	62.3
Income Tax Expense	11.6	8.8	10.5
Total Segment Adjusted Net Operating Income	$68.5	$50.2	$51.8
INSURANCE RESERVES

(Dollars in Millions)	Dec 31, 2025	Dec 31, 2024
Insurance Reserves:
Future Policyholder Benefits	$3,248.1	$3,154.3
Incurred Losses and LAE Reserves:
Life	35.0	40.8
Accident and Health	4.4	4.6
Property	1.9	2.7
Total Incurred Losses and LAE Reserves	41.3	48.1
Total Insurance Reserves	$3,289.4	$3,202.4
See Note 2 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the sub-caption “Insurance Reserves” for additional discussion.
2025 Compared with 2024
The Life Insurance Segment reported Total Segment Adjusted Net Operating Income of $68.5 million in 2025, compared to $50.2 million in 2024. The increase in segment net operating results was primarily due to an increase in net investment income, lower Insurance Expenses, and lower incurred losses and LAE on property insurance products.
Earned Premiums decreased by $0.5 million for the year ended December 31, 2025, compared to 2024, due primarily to changes in assumptions as part of the annual assumption update for Deferred Profit Liability in 2025 ($6.3 million reduction in Earned Premiums) as compared to 2024 ($4.8 million reduction in Earned Premiums). Excluding this impact, Earned Premiums increased by $1.0 million due primarily to higher average premiums per policy on life insurance products.
Net Investment Income increased by $17.6 million in 2025, compared to 2024, due primarily to lower losses on alternative investments and higher earnings on Company-Owned Life Insurance. The year ended December 31, 2024 included a $15.1 million pre-tax loss on an investment valuation adjustment of a real estate investment in our alternative investment portfolio.
Policyholders’ Benefits and Incurred Losses and LAE increased by $4.2 million in 2025, compared to 2024. Changes in assumptions from the annual assumption update reduced Policyholders’ Benefits and Incurred Losses and LAE by $9.3 million

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIFE INSURANCE (Continued)
and $11.9 million in 2025 and 2024, respectively. Excluding this impact, Policyholders’ Benefits and Incurred Losses and LAE increased $1.6 million.

Insurance Expenses decreased by $7.7 million in 2025, compared to 2024, due primarily to lower commission expense.

The Life Insurance segment’s 2025 effective income tax rate was 14.6% compared to 14.9% in 2024. The effective income tax rate for 2025 and 2024 differs from the federal statutory income tax rate primarily due to investments in Company-Owned Life
Insurance and Tax-Exempt Investment Income. The decrease in the effective tax rate from 2024 was driven by an increase in income from Company-Owned Life Insurance, partially offset by an increase in pre-tax income.

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2025, 2024 and 2023 is presented below.

(Dollars in Millions)	2025	2024	2023
Investment Income:
Interest on Fixed Income Securities[1]	$309.4	$315.3	$323.3
Dividends on Equity Securities Excluding Alternative Investments	8.0	5.4	4.4
Alternative Investments:
Equity Method Limited Liability Investments	(7.0)	(18.2)	10.5
Limited Liability Investments Included in Equity Securities	13.7	24.5	19.0
Total Alternative Investments	6.7	6.3	29.5
Short-term Investments	22.8	33.5	18.0
Loans to Policyholders	20.8	21.0	20.9
Real Estate	9.4	8.8	8.9
Company-Owned Life Insurance	42.9	35.7	29.2
Other	11.5	8.2	12.9
Total Investment Income	431.5	434.2	447.1
Investment Expenses:
Real Estate	9.0	8.7	8.8
Other Investment Expenses[1]	17.5	18.0	18.6
Total Investment Expenses	26.5	26.7	27.4
Net Investment Income	$405.0	$407.5	$419.7
[1]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $18.7 million, $20.3 million and $22.7 million for the year ended December 31, 2025, 2024, and 2023, respectively.

2025 Compared with 2024
Net Investment Income was $405.0 million and $407.5 million for the years ended December 31, 2025 and 2024, respectively. Net Investment Income decreased by $2.5 million in 2025, mostly driven by lower levels and yields from Short-term investments and fixed maturity securities, partially offset by higher earnings on Company-Owned Life Insurance and dividends on equity securities.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT RESULTS (Continued)
Change in Unrealized Gains and Losses on Investments
Unrealized losses on investments decreased $163.0 million for the year ended December 31, 2025, primarily due to decreases in interest rates.
Change in Fair Value of Equity and Convertible Securities
The components of Change in Fair Value of Equity and Convertible Securities for the years ended December 31, 2025 and 2024 are presented below.

(Dollars in Millions)	2025	2024
Preferred Stocks	$(0.1)	$1.0
Common Stocks	(1.0)	2.2
Other Equity Interests:
Exchange Traded Funds	—	(0.6)
Limited Liability Companies and Limited Partnerships	(3.2)	(5.3)
Total Other Equity Interests	(3.2)	(5.9)
Change in Fair Value of Equity Securities	(4.3)	(2.7)
Change in Fair Value of Convertible Securities	—	—
Change in Fair Value of Equity and Convertible Securities	$(4.3)	$(2.7)
Net Realized Gains (Losses) on Sales of Investments
The components of Net Realized Investment Gains (Losses) for the year ended December 31, 2025, 2024 and 2023 are presented below.

(Dollars in Millions)	2025	2024	2023
Fixed Maturities:
Gains on Sales	$6.3	$20.2	$5.9
Losses on Sales	(2.1)	(3.2)	(10.9)
Losses on Hedging Activity[1]	—	(7.9)	(11.9)
Equity Securities:
Gains on Sales	0.9	4.2	0.6
Losses on Sales	—	(0.1)	(2.5)
Other Investments:
Gains on Sales	0.4	4.2	0.2
Losses on Sales	—	(4.2)	—
Net Realized Investment Gains (Losses)	$5.5	$13.2	$(18.6)

Gross Gains on Sales	$7.6	$28.6	$6.7
Gross Losses on Sales	(2.1)	(7.5)	(13.4)
Gains (Losses) on Hedging Activity	—	(7.9)	(11.9)
Net Realized Investment Gains (Losses)	$5.5	$13.2	$(18.6)
[1]Includes Ultra-Long Treasury Future derivative securities which do not qualify for hedge accounting treatment.
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
The components of Impairment Losses in the Consolidated Statements of Income (Loss) for the year ended December 31, 2025, 2024, 2023 were:

	2025		2024		2023
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(10.8)	18	$(4.8)	20	$(0.1)	21
Equity Securities at Modified Cost	—	—	(0.4)	3	(0.5)	1
Real Estate	0.1	3	(0.4)	7	—	—
Other	(0.1)	7	(0.2)	1	(0.5)	6
Impairment Losses[1]	$(10.8)		$(5.8)		$(1.1)
I Includes losses from intent-to-sell securities and direct write-down securities of $1.1 million, $3.3 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Fixed Maturities
Impairment Losses recognized in the Consolidated Statements of Income (Loss) for the year ended December 31, 2025 related primarily to investments in securities with direct write-downs and in Fixed Maturities where the Company established an allowance for expected credit losses.
Impairment Losses recognized in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024 related primarily to investments in securities with direct write-downs and in Fixed Maturities where the Company established an allowance for expected credit losses.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At December 31, 2025, approximately 93.8% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at December 31,2025 and 2024.

DOLLARS IN MILLIONS		Dec 31, 2025			Dec 31, 2024
NAIC Rating	Rating	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
1	AAA, AA, A	$5,319.9	$4,750.5	70.5%	$5,253.1	$4,576.4	71.4%
2	BBB	1,710.2	1,574.4	23.3	1,749.3	1,557.6	24.3
3-4	BB, B	390.6	375.1	5.6	233.0	221.7	3.5
5-6	CCC or Lower	55.0	43.3	0.6	59.6	53.9	0.8
Total Investments in Fixed Maturities		$7,475.7	$6,743.3	100.0%	$7,295.0	$6,409.6	100.0%
Gross unrealized losses, net of CECL allowance, on the Company’s investments in below-investment-grade fixed maturities were $13.6 million and $14.2 million at December 31, 2025 and 2024, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2025 and 2024.

	Dec 31, 2025		Dec 31, 2024
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$622.4	7.2%	$486.8	5.5%
States and Political Subdivisions:
Revenue Bonds	1,128.5	13.0	1,105.7	12.4
States	68.7	0.8	72.4	0.8
Political Subdivisions	56.1	0.6	55.1	0.6
Foreign Governments	11.0	0.1	6.6	0.1
Total Investments in Governmental Fixed Maturities	$1,886.7	21.7%	$1,726.6	19.4%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2025 and 2024.

	Dec 31, 2025		Dec 31, 2024
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Finance, Insurance and Real Estate	$2,048.2	23.6%	$1,969.1	22.2%
Manufacturing	961.1	11.1	1,014.3	11.4
Transportation, Communication and Utilities	884.6	10.2	793.0	8.9
Services	648.0	7.5	582.9	6.6
Mining	177.7	2.0	153.3	1.7
Retail Trade	110.1	1.3	125.7	1.4
Construction	10.5	0.1	11.7	0.1
Other	34.4	0.4	33.0	0.4
Total Investments in Non-governmental Fixed Maturities	$4,874.6	56.2%	$4,683.0	52.7%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amount invested at December 31,2025.

DOLLARS IN MILLIONS	Number of Issuers	Aggregate Fair Value
Below $5	899	$1,390.6
$5 -$10	190	1,385.8
$10 - $20	110	1,469.0
$20 - $30	18	418.8
Greater Than $30	6	210.4
Total	1,223	$4,874.6
The Company’s short-term investments primarily consist of U.S. Treasury bills, short-term bonds, and money market funds. At December 31, 2025, the Company had $94.4 million invested in U.S. Treasury bills and short-term bonds and $233.4 million invested in money market funds, which primarily invest in U.S. Treasury securities.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures in a single issuer, excluding investments in U.S. Government, Government Agencies and Authorities, and Short-term Investments, at December 31, 2025.

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
California	$134.8	1.6%
Texas	105.4	1.2
Michigan	84.8	1.0
Georgia	69.4	0.8
New York	61.2	0.7
Florida	54.2	0.6
Pennsylvania	47.3	0.5
Virginia	35.6	0.4
Louisiana	35.6	0.4
Colorado	34.9	0.4
Total	$663.2	7.6%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in senior debt and mezzanine debt. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests included in Equity Securities at Fair Value, or Equity Securities at Modified Cost, depending on the accounting method used to report the investment. Additional information pertaining to these investments at December 31, 2025 and 2024 is presented below.

	Unfunded Commitment in Millions	Reported Value in Millions
Asset Class	Dec 31, 2025	Dec 31, 2025	Dec 31, 2024
Reported as Equity Method Limited Liability Investments:
Senior Debt	$56.9	$21.1	$19.1
Mezzanine Debt	38.8	115.5	116.7
Secondary Transactions	1.6	1.9	5.5
Leveraged Buyout	0.1	6.5	7.5
Real Estate	—	24.1	27.3
Distressed Debt	—	1.4	4.4
Other	0.1	5.5	5.8
Total Equity Method Limited Liability Investments	97.5	176.0	186.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	82.3	115.8	116.9
Leveraged Buyout	41.0	40.5	19.2
Distressed Debt	16.1	10.8	11.7
Senior Debt	6.1	25.5	26.3
Growth Equity	5.7	10.7	7.0
Secondary Transactions	1.0	1.3	2.4
Real Estate	—	0.1	—
Other	0.3	5.6	0.1
Total Reported as Other Equity Interests at Fair Value	152.5	210.3	183.6

Reported as Other Investments:
Other Equity Investments[1]	0.1	5.9	19.4

Total Investments in Limited Liability Companies and Limited Partnerships	$250.1	$392.2	$389.3

1In 2025, the Company elected to change the presentation of Alternative Energy Partnership Investments and Equity Securities at Modified Costs by including them within Other Equity Investments. Prior-period amounts have been recast to conform to the current-period presentation.

The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INSURANCE, INTEREST AND OTHER EXPENSES
Expenses for the year ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Insurance and Other Expenses:
Insurance Expenses:
Policy Acquisition Costs	$678.2	$641.6	$707.6
Business Unit Operating Costs	310.7	277.4	256.1
Corporate Overhead Costs	178.5	194.9	200.0
Insurance Expenses	1,167.4	1,113.9	1,163.7
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	38.0	40.3	120.3
Pension Settlement	—	(2.6)	70.2
Other Corporate Costs	9.6	28.5	11.4
Other Expenses	47.6	66.2	201.9
Insurance and Other Expenses	1,215.0	1,180.1	1,365.6
Interest Expense	38.5	56.9	56.1
Goodwill Impairment	—	—	49.6
Total Insurance, Interest, and Other Expenses	$1,253.5	$1,237.0	$1,471.3
Insurance and Other Expenses
Insurance Expenses were $1,167.4 million for the year ended December 31, 2025 compared to $1,113.9 million for the year ended December 31, 2024. Policy acquisition costs increased $36.6 million compared to the same period in 2024, primarily due to growth in the Specialty Property & Casualty Insurance segment from higher business volumes, partially offset by reductions due to lower volumes resulting from the exit and run-off of the Preferred Insurance business. Business Unit Operating Costs increased $33.3 million compared to the same period in 2024, primarily due to impairment losses recognized on Internal-Use Software assets related to the run-off of the Preferred Insurance business as well as increased bad debt expense resulting from business volumes in the Specialty Property & Casualty Insurance segment. Corporate Overhead Costs decreased $16.4 million in 2025 compared to 2024 primarily due to lower employee-related costs.
Other Expenses decreased by $18.6 million in 2025, compared to 2024, primarily due to lower Other Corporate Costs driven by reduced legal and pension-related expenses, as well as lower Acquisition and Disposition Related Transactions, Integration, Restructuring, and Other Costs following the completion of certain strategic initiatives. These decreases were slightly offset by a reduction in pension settlement gains.
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs for the year ended December 31, 2025 included $17.4 million of integration expenses related to continued investments in information technology and $20.6 million of restructuring charges to achieve operational and organizational efficiencies. The Company will continue to evaluate additional efficiency opportunities through 2027.

Other Corporate Costs for the year ended December 31, 2025 decreased $18.8 million compared to 2024, primarily due to lower legal expenses and absence of pension plan related expenses, following the termination and wind down of the Company’s pension trust.

Interest Expense
Interest expense decreased by $18.4 million in 2025 compared to 2024 primarily due to redemption of $450 million of 4.350% senior notes.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
INCOME TAXES
The federal corporate statutory income tax rate was 21% for the year ended December 31, 2025, 2024 and 2023. The Company’s effective income tax rate, which was 17.5%, 19.6% and 21.6% for 2025, 2024, and 2023 respectively, differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible for Federal tax purposes, (5) a permanent difference associated with nondeductible executive compensation, (6) an impairment of non-tax deductible goodwill, (7) impact of deferred taxes in foreign jurisdictions, and (8) a change in valuation allowance related to foreign deferred assets.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed, enacting significant changes to federal tax law. The OBBBA includes, among other provisions, extension and modifications of various provisions from the 2017 Tax Cuts and Jobs Act, immediate expensing of domestic research and experimental costs, accelerated depreciation, compensation-related items, and the repeal of certain clean energy tax credits. The Company has evaluated the impacts of the OBBBA, which were not material to the consolidated financial statements, and will continue to monitor developments as further information becomes available.

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
Tax-exempt investment income and dividends received deductions were $15.0 million in 2025, compared to $16.0 million in 2024.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $42.9 million in 2025, compared to $35.6 million in 2024.
The Company realized investment tax credits and other federal income tax credits of $3.3 million in 2025, compared to realized investment tax credits and other federal tax credits of $12.0 million in 2024.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $3.0 million lower than the amount that would be deductible under the IRC in 2025, compared to $0.5 million lower in 2024.
The amount of nondeductible executive compensation was $32.0 million in 2025, compared to $16.8 million in 2024.
Tax expense of $0.7 million was recorded in 2025, compared to a tax benefit of $11.3 million in 2024 related to income taxes imposed in the foreign jurisdiction in which the Company operates.
The Company recorded a decrease in valuation allowance of $0.7 million in 2025, compared to an increase of $11.3 million in 2024 for those foreign deferred tax assets it determined were not more-likely-than-not to be realized.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Financial covenants within the agreement may limit the Company from accessing the maximum capacity. The amount available as of December 31, 2025 was $600.0 million, the maximum capacity. There were no outstanding borrowings under the credit agreement as of either December 31, 2025 or December 31, 2024.
The Company incurred $2.2 million of debt issuance costs in relation to the amended agreement. As of December 31, 2025 there were $0.6 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.
Common Stock Offering
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2025 and 2024. There were 58,666,644 shares and 63,840,442 shares of common stock outstanding at December 31, 2025 and 2024, respectively.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding at December 31, 2025 and December 31, 2024 was:

(Dollars in Millions)	Dec 31, 2025	Dec 31, 2024
Senior Notes
Current:
4.350% Senior Notes due February 15, 2025	$—	$449.9
Non-Current
2.400% Senior Notes due September 30, 2030	397.9	397.5
3.800% Senior Notes due February 23, 2032	396.9	396.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	148.7	147.7
Total Long-term Debt Outstanding	$943.5	$1,391.6
See Note 23, “Debt,” to the Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”), Trinity Universal Insurance Company (“Trinity”), and American Access Casualty Company (“AAC”) are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $17.7 million and $16.9 million at December 31, 2025 and December 31, 2024, respectively. The carrying value of FHLB of Dallas common stock was $2.1 million and $8.8 million at December 31, 2025 and December 31, 2024, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During 2025, United Insurance received advances of $30.0 million from the FHLB of Chicago and made repayments of $57.4 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $513.8 million at December 31, 2025. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $661.3 million at December 31, 2025. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 22, “Policyholder Obligations,” to the Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under a previous authorization in 2014 (the “2014 Repurchase Program”). Additionally, on August 5, 2025, Kemper’s Board of Directors approved a new share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). For the year ended December 31, 2025, the Company repurchased $301.9 million of shares of its common stock. As of December 31, 2025, the 2014 Repurchase Program has been completed and the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million. The amount and timing of any future share repurchases under the 2025 Repurchase Program will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
In August 2025, the Company entered into an accelerated share repurchase agreement (the “ASR agreement”) with Goldman Sachs & Co. LLC to repurchase an aggregate amount of $150.0 million of shares of the Company’s common stock. The transactions under the ASR agreement were settled and immediately retired during the third and fourth quarters of 2025.

Dividends to Shareholders
Kemper paid a quarterly dividend of $0.32 per common share for each quarter of 2025 and $0.31 per common share for each quarter of 2024, respectively. Dividends and dividend equivalents paid were $79.6 million, $80.1 million and $80.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Subsidiary Dividends and Capital Contributions
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based insurance subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s US based insurance subsidiaries collectively paid $448.9 million, $213.3 million and $640.9 million in dividends to Kemper in 2025, 2024 and 2023, respectively. As of the filing date, Kemper’s US based insurance subsidiaries capacity to pay dividends to Kemper without prior regulatory approval is estimated to be $8.6 million.
Kemper made capital contributions to consolidated insurance subsidiaries and variable interest entity of $91.4 million, $18.0 million and $489.1 million during 2025, 2024 and 2023, respectively.
Sources and Uses of Funds
The Company directly held cash and investments totaling $145.4 million at December 31, 2025, compared to $547.6 million at December 31, 2024.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Information about the Company’s cash flows for the years ended December 31, 2025, 2024 and 2023 is presented below.

(Dollars in Millions)	2025	2024	2023
Net Cash Provided by (Used in) Operating Activities	$584.5	$382.9	$(134.2)
Net Cash Provided by (Used in) Investing Activities	336.2	(244.4)	107.9
Net Cash Used in Financing Activities	(860.1)	(137.2)	(122.0)
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by Operating Activities was $584.5 million in 2025, compared to $382.9 million provided in 2024, an increase of $201.6 million. The increase in cash provided by Operating Activities was primarily driven by growth from our Specialty Property & Casualty business due to higher average earned premiums per exposure resulting from rate increases and timing of claim payments. This was partially offset by lower business volumes and timing of claim payments within Non-Core Operations resulting from the exit and run-off of the Preferred Insurance business.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by Investing Activities was $336.2 million in 2025, compared to $244.4 million used in in 2024, a year over year increase of $580.6 million. The increase in cash provided by Investing Activities was primarily due to proceeds from sales of short term investments that were primarily used to fund the redemption of the $450.0 million 4.350% Senior Notes due February 15, 2025 (the “2025 Senior Notes”). This was partially offset by an increase in net purchases of Fixed Maturity investments as a result of normal portfolio management.

Net Cash Used in Financing Activities
Net cash used in Financing Activities was $860.1 million in 2025, compared to $137.2 million used in 2024, an increase of $722.9 million. This increase in net cash used by Financing Activities was primarily due to the redemption of the 2025 Senior Notes in the first quarter of 2025 and common stock repurchases made during 2025.

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2025 are presented below.

DOLLARS IN MILLIONS	Jan 1, 2026 to Dec 31, 2026	Jan 1, 2027 to Dec 31, 2028	Jan 1, 2029 to Dec 31, 2030	After Dec 31, 2030	Total
Long Term Debt Obligations	$—	$—	$—	$943.5	$943.5
Life and Health Insurance Policy Benefits	253.5	489.7	472.6	8,189.3	9,405.1
Property and Casualty Insurance Reserves	1,631.5	982.0	270.4	56.4	2,940.3
Total Contractual Obligations	$1,885.0	$1,471.7	$743.0	$9,189.2	$13,288.9
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.1 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheets at December 31, 2025.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CONTRACTUAL OBLIGATIONS (Continued)
In addition to the contractual obligations included above, the Company had certain investment commitments totaling $250.1 million at December 31, 2025. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments, if any, for such liability.

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
Valuation of Investments
The reported value of the Company’s investments was $8,669.6 million at December 31, 2025, of which $7,050.2 million, or 82%, was reported at fair value, $176.0 million, or 2%, was reported under the equity method of accounting, $429.7 million, or 5%, was reported at unpaid principal balance and $1,013.7 million, or 11%, was reported at cost, modified cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting principles which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” under the title “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchical framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $7,050.2 million at December 31, 2025, of which $6,496.3 million, or 92%, were investments that were based on quoted market prices or significant fair value inputs that are observable, $343.6 million, or 5%, were investments where at least one significant fair value inputs was unobservable and $210.3 million or 3% were investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2025 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. Under GAAP, a company may elect to use the fair value option method of accounting for some or all of its investments in financial instruments. Under the fair value option method of accounting, a company is required to recognize changes in fair values into income for the period reported. The Company has elected the fair value option for investments in fixed maturities with equity conversion features. As of December 31, 2025, the Company no longer holds any investments with equity conversion features. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2025. Changes in the fair value of investments in fixed maturities classified as available for sale are not recognized in income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Loss (“AOCI”) until realized. Both the reported and fair values of the Company’s investments in fixed maturities classified as available for sale were $6,743.3 million at December 31, 2025.
Equity securities with readily determinable fair values are recorded as Equity Securities at Fair Value with changes in fair values recognized into income for the period reported. Accordingly, both the reported and fair values of the Company’s investments in Equity Securities at Fair Value were $306.4 million at December 31, 2025. The Company holds certain equity investments without readily determinable fair values at cost, less impairment, if any, plus or minus changes resulting from

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
observable price changes in orderly transactions for identical or similar investments from the same issuer. Changes in the carrying value of Equity Securities at Modified Cost due to observable price changes are recorded into income for the period reported.
Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2025, would have increased by $130.3 million.
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
•Current market conditions;
•Changes in credit ratings; and
•Changes in the regulatory environment.
Changes in these factors from their December 31, 2025 evaluation date could result in the Company determining that a decline in the fair value exists for an investment held and evaluated at December 31, 2025. Such determination would result in an impairment loss in the period such determination is made.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
Life Insurance Reserves
Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits.
Insurance Reserves for the Company’s life & health insurance business operations were $3,287.5 million and $3,199.7 million at December 31, 2025 and 2024, respectively.
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
In estimating the Company’s Life Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify and are estimating losses many years into the future. Accordingly, the process of estimating and establishing the Company’s Life Insurance Reserves is inherently uncertain. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on reserves. Experience may develop adversely such that additional reserves must be established. Adverse experience could arise out of a number of factors, including, but not limited to, severe short-term events, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to misestimation of long-term assumptions such as mortality, interest rates and lapse assumptions. To illustrate the sensitivities of the Company’s Life Insurance Reserves to changes in interest rates, the Company assessed hypothetical changes due to parallel shifts in interest rates to reported amounts related to the Company’s Life Insurance Reserve. If interest rates decreased by 100 basis points, the Company’s liability for future policyholder benefits as of December 31, 2025 would increase by $404.4 million, and if interest rates increased by 100 basis points, the Company’s liability for future policyholder benefits as of December 31, 2025 would decrease by $316.0 million.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $2,910.8 million and $2,611.9 million of gross loss and LAE reserves at December 31, 2025 and 2024, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)
CRITICAL ACCOUNTING ESTIMATES (Continued)
Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2025 and 2024 were:

DOLLARS IN MILLIONS	2025	2024
Business Segments:
Specialty Property & Casualty Insurance[1]	$2,769.4	$2,347.9
Life Insurance	1.9	2.7
Total Business Segments	2,771.3	2,350.6
Non-Core Operations	161.9	261.7
Unallocated Reserves	7.0	9.0
Total Property and Casualty Insurance Reserves[1]	$2,940.2	$2,621.3
[1]Includes $29.4 million and $9.4 million attributable to Kemper Reciprocal as of December 31, 2025 and 2024, respectively, which is reported as a consolidated variable interest entity.
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
Although development will emerge in all of the Company’s product lines, development in the Company’s specialty personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of the Company’s reserves for specialty personal automobile insurance losses and LAE, the Company measures the standard deviation of the mean reserve estimate using a bootstrapping methodology. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves for specialty personal automobile insurance. The Company estimates that its specialty personal automobile insurance loss and LAE reserves could have varied by $50.4 million in either direction at December 31, 2025 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in wind pools and joint underwriting associations and residual market assessments.
Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability. Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2025 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
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
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a quantitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2025. The quantitative assessment compares the estimated fair value of a reporting unit to its carrying value to determine if there is an impairment of goodwill. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions by the Company. The estimates and assumptions included, but were not limited to, projections of future cash flows, operating results, discount rates, investment yields and market conditions. Such projections are inherently uncertain and, accordingly, actual future results may differ materially from the Company’s projections. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable. See Note 14, “Goodwill and Intangibles,” for more information.
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
As a result of the analysis, the Company determined that a valuation allowance was required as of December 31, 2025 against certain foreign deferred tax assets which had been recorded during 2025.
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
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2026. See Note 2, “Summary of Accounting Policies and Accounting Changes” to the Consolidated Financial Statements for discussion on adoption of these ASUs and impacts to the Company’s financial statements. For all recently issued accounting pronouncements with effective dates after December 31, 2025, the Company is currently evaluating the impact of this guidance on its financial statements.

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
For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive financial instruments are generally classified as held for purposes other than trading. The Company has no significant holdings of financial instruments acquired for trading purposes. As of December 31, 2025, the Company had $0.0 million notional amount of derivatives holdings.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both December 31, 2025 and 2024 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both December 31, 2025 and 2024. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at December 31, 2025 and 2024. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2025 and 2024, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.27 and 0.34 at December 31, 2025 and 2024, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00. The Equity Securities at Fair Value portfolio’s weighted-average beta was calculated using each security’s assumed forward looking betas based on underlying investment characteristics weighted by the fair value of such securities as of December 31, 2025 and 2024. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2025 and 2024.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. (Continued)
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2025 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,785.4	$(510.1)	$—	$(510.1)
Investments in Equity Securities	306.4	(0.3)	(22.3)	(22.6)
LIABILITIES
Debt	$868.0	$37.6	$—	$37.6
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2024 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$6,411.3	$(456.2)	$—	(456.2)
Investments in Equity Securities	218.5	(0.5)	(19.3)	(19.8)
LIABILITIES
Debt	$1,278.4	$43.3	$—	$43.3
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in millions, except per share amounts)

	For the Year Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2025	2024	2023
Revenues:
Earned Premiums[1]	$4,396.3	$4,215.9	$4,529.4
Net Investment Income	405.0	407.5	419.7
Other (Loss) Income	(2.0)	10.5	10.1
Change in Fair Value of Equity and Convertible Securities	(4.3)	(2.7)	4.7
Net Realized Investment Gains (Losses)	5.5	13.2	(18.6)
Impairment Losses	(10.8)	(5.8)	(1.1)
Total Revenues	4,789.7	4,638.6	4,944.2
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses[2]	3,375.5	3,013.1	3,820.0
Insurance and Other Expenses	1,215.0	1,180.1	1,365.6
Interest Expense	38.5	56.9	56.1
Goodwill Impairment	—	—	49.6
Total Expenses	4,629.0	4,250.1	5,291.3
Income (Loss) before Income Taxes	160.7	388.5	(347.1)
Income Tax Expense (Benefit)	28.1	76.0	(74.8)
Net Income (Loss)	132.6	312.5	(272.3)
Less: Net Loss attributable to Noncontrolling Interest	(10.7)	(5.3)	(0.2)
Net Income (Loss) attributable to Kemper Corporation	$143.3	$317.8	$(272.1)

Net Income (Loss) attributable to Kemper Corporation Per Unrestricted Share:
Basic	$2.31	$4.95	$(4.25)
Diluted	$2.29	$4.91	$(4.25)
[1] Includes a remeasurement loss related to the deferred profit liability within the Life Insurance business of $8.7 million for the year ended December 31, 2025, a remeasurement loss of $7.2 million for the year ended December 31, 2024, and a remeasurement loss of $19.1 million for the year ended December 31, 2023.

[2] Includes a remeasurement gain related to the liability for future policyholder benefits within the Life Insurance business of $14.3 million for the year ended December 31, 2025, a remeasurement gain of $19.2 million for the year ended December 31, 2024, and a remeasurement gain of $30.3 million for the year ended December 31, 2023.

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2025	2024	2023
Net Income (Loss)	$132.6	$312.5	$(272.3)

Other Comprehensive Income Before Income Taxes
Changes in Unrealized Gains (Losses) on Investment Securities with:
No Credit Losses Recognized in Consolidated Statements of Income (Loss)	162.7	(198.7)	238.8
Credit Losses Recognized in Consolidated Statements of Income (Loss)	0.3	(1.3)	(0.5)
Change in Unrecognized Postretirement Benefit Costs	(3.0)	(1.3)	59.2
Gain (Loss) on Cash Flow Hedges	1.3	(5.4)	(0.2)
Change in Discount Rate on Future Life Policyholder Benefits	(37.3)	278.0	(101.7)
Other Comprehensive Income Before Income Taxes	124.0	71.3	195.6
Other Comprehensive Income Tax Expense	25.4	15.0	41.5
Other Comprehensive Income, Net of Taxes	98.6	56.3	154.1
Total Comprehensive Income (Loss)	231.2	368.8	(118.2)

Less: Net Loss attributable to Noncontrolling Interest	(10.7)	(5.3)	(0.2)
Less: Other Comprehensive Income attributable to Noncontrolling Interest	0.3	—	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(10.4)	(5.3)	(0.2)

Comprehensive Income (Loss) attributable to Kemper Corporation	$241.6	$374.1	$(118.0)

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2025	2024
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2025 - $7,475.7; 2024 - $7,295.0 Allowance for Credit Losses: 2025 - $20.1; 2024 - $10.7)	$6,743.3	$6,409.6
Equity Securities at Fair Value (Cost: 2025 - $287.9; 2024 - $197.1)	306.4	218.5
Equity Method Limited Liability Investments	176.0	186.3
Short-term Investments at Cost which Approximates Fair Value	313.5	1,037.1
Company-Owned Life Insurance	579.2	539.2
Loans to Policyholders	279.9	280.7
Other Investments	271.3	217.1
Total Investments	8,669.6	8,888.5
Cash	124.3	64.4
Receivables from Policyholders (Allowance for Credit Losses: 2025 - $2.0; 2024 - $2.9)	965.2	977.9
Other Receivables	184.7	185.7
Deferred Policy Acquisition Costs	655.4	628.9
Goodwill	1,250.7	1,250.7
Current Income Tax Assets	40.7	63.4
Deferred Income Tax Assets	96.9	93.3
Other Assets	410.7	436.1
Assets of Consolidated Variable Interest Entity:
Fixed Maturities at Fair Value (Amortized Cost 2025 - $41.7; 2024 - $1.7)	42.1	1.7
Short-term Investments at Cost which Approximates Fair Value	14.4	28.0
Cash	1.7	1.0
Receivables from Policyholders	10.4	8.2
Other Receivables	0.4	—
Deferred Policy Acquisition Costs	1.3	1.1
Deferred Income Tax Assets	4.2	1.5
Total Assets	$12,472.7	$12,630.4
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2025	2024
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,287.5	$3,199.7
Property and Casualty	2,910.8	2,611.9
Total Insurance Reserves	6,198.3	5,811.6
Unearned Premiums	1,233.1	1,264.1
Policyholder Obligations	608.0	637.7
Deferred Income Tax Liabilities	14.8	14.8
Accrued Expenses and Other Liabilities	762.6	705.2
Long-term Debt, Current, at Amortized Cost	—	449.9
Long-term Debt, Non-current, at Amortized Cost	943.5	941.7
Liabilities of Consolidated Variable Interest Entity:
Insurance Reserves	29.4	9.4
Unearned Premiums	12.1	11.2
Accrued Expenses and Other Liabilities	1.5	0.5
Total Liabilities	9,803.3	9,846.1
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 58,666,644 Shares Issued and Outstanding at December 31, 2025 and 63,840,442 Shares Issued and Outstanding at December 31, 2024	5.9	6.4
Paid-in Capital	1,723.9	1,854.9
Retained Earnings	1,157.8	1,231.6
Accumulated Other Comprehensive Loss	(206.2)	(304.5)
Total Kemper Corporation Shareholders’ Equity	2,681.4	2,788.4
Noncontrolling Interest	(12.0)	(4.1)
Total Shareholders’ Equity	2,669.4	2,784.3
Total Liabilities and Shareholders’ Equity	$12,472.7	$12,630.4
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2025	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$132.6	$312.5	$(272.3)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized Investment (Gains) Losses	(5.5)	(13.2)	18.6
Impairment Losses	10.8	5.8	1.1
Depreciation, Amortization, and Impairments of Property, Equipment, Software and Intangible Assets Acquired	74.3	53.7	58.6
Settlement Related to Defined Benefit Pension Plan	—	(2.6)	70.2
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	7.0	31.1	(1.1)
Change in Fair Value of Equity and Convertible Securities	4.3	2.7	(4.7)
Goodwill Impairment	—	—	49.6
Pension Plan assets reverted to the Company	—	13.1	—
Changes in:
Receivables from Policyholders	10.5	(25.9)	326.4
Reinsurance Recoverables	(0.5)	7.0	12.1
Deferred Policy Acquisition Costs	(26.7)	(38.3)	43.9
Insurance Reserves	375.4	(2.3)	(30.8)
Unearned Premiums	(30.1)	(26.0)	(403.1)
Income Taxes	(7.0)	65.3	33.2
Other	39.4	—	(35.9)
Net Cash Provided by (Used in) Operating Activities	584.5	382.9	(134.2)
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	1,166.3	1,316.5	673.0
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	24.7	37.8	149.0
Real Estate Investments	5.5	3.7	—
Mortgage Loans	124.2	121.6	95.2
Other Investments	42.5	21.8	18.3
Purchases of Investments:
Fixed Maturities	(1,354.0)	(1,012.5)	(447.4)
Equity Securities	(115.1)	(19.4)	(44.4)
Real Estate Investments	(2.5)	(1.6)	(1.0)
Corporate-Owned Life Insurance	(1.5)	(3.5)	—
Mortgage Loans	(198.6)	(109.7)	(104.1)
Other Investments	(80.0)	(51.2)	(19.8)
Net Sales (Purchases) of Short-term Investments	746.9	(521.0)	(238.4)
Acquisition of Software and Long-lived Assets	(30.6)	(53.2)	(53.8)
Settlement Proceeds from Company-Owned Life Insurance	4.3	13.5	102.2
Other	4.1	12.8	(20.9)
Net Cash Provided by (Used in) Investing Activities	336.2	(244.4)	107.9
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Millions)

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2025	2024	2023
Net Cash Provided by (Used in) Investing Activities (Carryforward from page 69)	336.2	(244.4)	107.9
Cash Flows from Financing Activities:
Repayment of Long-term Debt	(450.0)	—	—
Proceeds from Policyholder Contract Obligations	30.9	102.2	123.3
Repayment of Policyholder Contract Obligations	(65.5)	(120.6)	(169.0)
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.7	3.8	4.3
Common Stock Repurchases	(301.9)	(38.9)	—
Dividends Paid	(79.6)	(80.1)	(80.1)
Other	2.3	(3.6)	(0.5)
Net Cash Used in Financing Activities	(860.1)	(137.2)	(122.0)

Net increase (decrease) in cash[1]	60.6	1.3	(148.3)
Cash, Beginning of Year[1]	65.4	64.1	212.4
Cash, End of Year[1]	$126.0	$65.4	$64.1
[1]Includes amounts attributable to Kemper Reciprocal reported as non-controlling interest.
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in Millions)

	For The Years Ended December 31,
	2025	2024	2023
Cash (paid) received during the year for:
Interest	$(44.4)	$(54.5)	$(54.5)
Taxes	(35.3)	(11.2)	106.7
Operating Leases	(18.4)	(21.6)	(25.4)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$25.8	$9.5	$13.8
Real estate acquired via mortgage loan foreclosure	—	10.9	—

KEMPER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For the Year Ended December 31, 2025, 2024 and 2023
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, JANUARY 1, 2023	63.9	$6.4	$1,812.7	$1,366.4	$(514.9)	$—	$2,670.6
Net Loss	—	—	—	(272.1)	—	(0.2)	(272.3)
Other Comprehensive Income, Net of Taxes (Note 16)	—	—	—	—	154.1	—	154.1
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.1)	—	—	(80.1)
Shares Issued Under Employee Stock Purchase Plan (Note 17)	0.1	—	4.3	—	—	—	4.3
Equity-based Compensation Cost (Note 21)	—	—	29.0	—	—	—	29.0
Equity-based Awards, Net of Shares Exchanged (Note 21)	0.1	—	(0.7)	0.1	—	—	(0.6)
BALANCE, DECEMBER 31, 2023	64.1	$6.4	$1,845.3	$1,014.3	$(360.8)	$(0.2)	$2,505.0
Net Income	—	—	—	317.8	—	(5.3)	312.5
Other Comprehensive Income, Net of Taxes (Note 16)	—	—	—	—	56.3	—	56.3
Cash Dividends and Dividend Equivalents to Shareholders ($1.24 per share)	—	—	—	(80.1)	—	—	(80.1)
Repurchases of Common Stock (Note 17)	(0.6)	—	(18.5)	(20.4)	—	—	(38.9)
Shares Issued Under Employee Stock Purchase Plan (Note 17)	—	—	3.8	—	—	—	3.8
Equity-based Compensation Cost (Note 21)	—	—	29.2	—	—	—	29.2
Equity-based Awards, Net of Shares Exchanged (Note 21)	0.4	—	(4.9)	—	—	—	(4.9)
Other Changes in Non-Controlling Interest	—	—	—	—	—	1.4	1.4
BALANCE, DECEMBER 31, 2024	63.9	$6.4	$1,854.9	$1,231.6	$(304.5)	$(4.1)	$2,784.3
Net Income	—	—	—	143.3	—	(10.7)	132.6
Other Comprehensive Income, Net of Taxes (Note 16)	—	—	—	—	98.3	0.3	98.6
Cash Dividends and Dividend Equivalents to Shareholders ($1.28 per share)	—	—	—	(79.6)	—	—	(79.6)
Repurchases of Common Stock (Note 17)	(5.6)	(0.5)	(163.9)	(137.5)	—	—	(301.9)
Shares Issued Under Employee Stock Purchase Plan (Note 17)	—	—	3.7	—	—	—	3.7
Equity-based Compensation Cost (Note 21)	—	—	29.4	—	—	—	29.4
Equity-based Awards, Net of Shares Exchanged (Note 21)	0.4	—	(0.2)	—	—	—	(0.2)
Other Changes in Non-Controlling Interest	—	—	—	—	—	2.5	2.5
BALANCE, DECEMBER 31, 2025	58.7	$5.9	$1,723.9	$1,157.8	$(206.2)	$(12.0)	$2,669.4
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES
The Consolidated Financial Statements include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries which include property and casualty insurance subsidiaries and life insurance subsidiaries (collectively referred to herein as the “Company”), and a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated.
Periodically, Kemper may acquire an additional company which then becomes one of the various subsidiaries of Kemper. When an acquisition occurs, Kemper will include the results of the acquired company in the consolidated financial results from the date of its acquisition and forward. When a disposition occurs, Kemper will include the results of the disposed subsidiary in the consolidated financial results up to the date of sale..
In 2025, the Company elected to present the change in value of Alternative Energy Partnership Investments within Other Income in the Consolidated Statements of Income (Loss). In addition, Alternative Energy Partnership Investments, previously presented as a separate line item on the Consolidated Balance Sheets, is now included within Other Investments. Prior period amounts in the financial statements have been recast to reflect the Company’s updated presentation.
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
The process of estimating and establishing reserves for losses and loss adjustment expenses (“LAE”) for property and casualty insurance is inherently uncertain, and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim costs differing from the estimated reserve. Changes in such estimates may be material and are recognized in the Consolidated Financial Statements when such estimates change.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES
Investments
Investments in Fixed Maturities include bonds, notes and redeemable preferred stocks. Investments in Fixed Maturities are classified as available for sale and reported at fair value. Net Investment Income, including amortization of purchased premiums and accretion of market discounts, on Investments in Fixed Maturities is recognized as interest over the period that it is earned using the effective yield method. Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities classified as available for sale is reported in Accumulated Other Comprehensive Loss (“AOCI”) included in Shareholders’ Equity.
Equity investments include common stocks, non-redeemable preferred stocks, exchange traded funds, mutual funds and limited liability companies, and investment partnerships in which the Company’s interests are deemed minor. Equity investments with readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets. Equity investments without readily determinable fair values are recorded as Equity Securities at Fair Value on the Consolidated Balance Sheets using the net asset value (“NAV”) per share practical expedient for estimating fair value. The changes in the fair value of such equity securities are reported as Change in Fair Value of Equity and Convertible Securities in the Consolidated Statements of Income (Loss). Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date.
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
Other Investments primarily include Equity Securities at Modified Cost, Convertible Securities at Fair Value, Real Estate, Mortgage Loans, and Alternative Energy Partnerships. Equity Securities at Modified Cost do not have readily determinable fair values and are held at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Investments in Convertible Securities include fixed maturities with equity conversion features. The Company has elected the fair value option method of accounting for investments in Convertible Securities and records Convertible Securities at fair value on the Consolidated Balance Sheets. Real Estate is carried at cost, net of accumulated depreciation. Real Estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real Estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment loss on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows as well as the fair value, or, in the case of a property classified as held for sale, when the carrying value exceeds the fair value, net of costs to sell. Mortgage Loans are carried at amortized cost, net of a reserve for expected credit losses as applicable. Investments in Alternative Energy Partnerships are measured using the HLBV method of equity method accounting whereby changes in the estimated amount the Company would receive upon the liquidation and distribution of the equity investment’s net assets are recorded in Net Investment Income. Tax credits allocated from investments in Alternative Energy Partnerships are recognized using the flow-through method, where credits are recorded as a reduction to tax expense in the period earned. Differences in the basis calculated under tax law and GAAP are recognized using the income statement approach, where basis differences are recorded to Income Tax Expense (Benefit) immediately, rather than deferred as adjustments to the carrying value of the asset. Partnerships for which results are not available on a timely basis are reported on a lag.
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
Any increase or decrease in the expected allowance for credit losses related to investments is recognized in Impairment Losses. The expected allowance for credit losses is limited by the amount that the fair value is less than the amortized cost basis and is adjusted for any additional expected credit losses or subsequent recoveries. The amortized cost basis of the investment is not adjusted for the expected allowance for credit loss. The impairment related to other factors (non-credit related) is reported in Other Comprehensive Income, net of income taxes.
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
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in Net Income (Loss) or Other Comprehensive Income, depending on whether the flooring relates to the future policy benefits discounted at the locked-in discount rate versus the current upper-medium grade discount rate, respectively.
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
Other Receivables
Other Receivables primarily include reinsurance recoverables, accrued investment income, and receivables from limited liability investments and investments in partnerships. Reinsurance Recoverables were $25.6 million and $24.3 million at December 31, 2025 and 2024, respectively. Accrued Investment Income was $87.5 million and $81.9 million at December 31, 2025 and 2024, respectively. Receivables from limited liability investments and investments in partnerships were $0.2 million and $0.3 million at December 31, 2025 and 2024, respectively.
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
The Company accounts for the value of business acquired (“VOBA”) based on actuarial estimates of the present value of future cash flows embedded in insurance in force as of an acquisition date. VOBA was $10.5 million and $12.1 million at December 31, 2025 and 2024, respectively. VOBA is amortized over the expected profit emergence period of the policies in force as of the acquisition date. The Company evaluates VOBA assets for recoverability annually.
The Company accounts for the future profits embedded in customer relationships (“Customer Relationships”) acquired based on the present value of estimated future cash flows from such relationships. Customer Relationships were $1.1 million and $1.5 million at December 31, 2025 and 2024, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
The Company accounts for the present value of the future profits embedded in broker or agent relationships acquired (“Agent Relationships”) based on the present value of estimated future cash flows from such acquired relationships or, using the cost recovery method, which estimates the ultimate cost to build a comparable distribution network. Agent Relationships were $32.9 million and $37.7 million at December 31, 2025 and 2024, respectively, and are amortized on a straight-line basis over the estimated useful life of the relationship. Agent Relationships are tested for recoverability using undiscounted projections of

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
future cash flows and are written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include drafts payable, accrued salaries and commissions, postretirement medical benefits, lease liability and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short-duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. The Company performs a premium deficiency analysis typically at a business level, namely Specialty Property & Casualty Insurance and Non-Core Operations, which is consistent with the manner in which the Company acquires and services policies and measures profitability. Anticipated investment income is included in this analysis. A premium deficiency is recognized when the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums and anticipated investment income by first reducing related deferred policy acquisition costs to an amount, but not below zero, at which the premium deficiency would not exist. If a premium deficiency remains after first reducing deferred policy acquisition costs, a premium deficiency reserve is established and reported as a liability in the Consolidated Financial Statements.
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
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2026.
Guidance Adopted in 2025
In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring companies to use consistent categories and greater categories and greater disaggregation of information in the tax rate reconciliation as well as requiring disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this ASU and has included all required information in the Notes to the Consolidated Financial Statements.
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
In September 2025, the FASB issued ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software, which replaces the existing project stage model with a principles-based approach. Software costs are capitalized when management commits funding, and it is probable the project will be completed and used as intended. ASU 2025-06 also aligns disclosure requirements with those for property, plant, and equipment, eliminates separate intangible asset disclosures, and supersedes guidance on website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 Narrow-Scope Improvements, which clarifies the scope and application of interim reporting requirements. The amendments enhance guidance on the form and content of interim financial statements, and consolidate required interim disclosures across the Codification, including a new disclosure principle requiring entities to describe events or changes since the last annual reporting period that have a material impact on interim results. ASU 2025-11 is

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its interim consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which includes technical corrections, clarifications, and other minor amendments intended to improve the consistency and usability of the FASB Accounting Standards Codification. The amendments address a variety of topics and are not intended to change existing accounting conclusions. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
NOTE 3. NET INCOME (LOSS) PER UNRESTRICTED SHARE
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the years ended December 31,2025, 2024 and 2023 is presented below.

	2025	2024	2023
DOLLARS IN MILLIONS
Net Income (Loss) attributable to Kemper Corporation	$143.3	$317.8	$(272.1)
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	62,010.7	64,179.5	64,025.6
Equity-based Compensation Equivalent Shares	595.5	596.5	—
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	62,606.2	64,776.0	64,025.6

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Net Income (Loss) Per Unrestricted Share	$2.31	$4.95	$(4.25)
Diluted Net Income (Loss) Per Unrestricted Share	$2.29	$4.91	$(4.25)
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 1.7 million, 1.4 million, and 3.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 4. BUSINESS SEGMENTS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Specialty Property & Casualty Insurance, and Life Insurance.
The Specialty Property & Casualty Insurance segment’s principal products are specialty personal automobile and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. Career agents employed by the Company distribute these products. Corporate and Other operations include interest expense, board of directors’ fees, and general corporate expenses incurred by the Company which are not allocated to other businesses and eliminations of certain inter-segment amounts. Non-Core Operations includes the results of the Preferred Insurance business which the Company expects to fully exit.

Segment Adjusted Net Operating Income (Loss)
The Company analyzes the operating performance of each segment using segment adjusted net operating income (loss). Segment adjusted net operating income (loss) does not equate to “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s Chief Operating Decision Maker (“CODM”), our Interim President and CEO, to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Segment adjusted net operating income (loss) is calculated by adjusting each segment’s income (loss) after income taxes for the following items:

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 4. BUSINESS SEGMENTS (Continued)

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
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Insurance and Other Expenses in the Consolidated Statements of Income (Loss) to its insurance operations. Expenses are allocated based upon specific metrics associated with each business, including but not limited to claim counts, headcount, and budgeted premium. The Company does not allocate (Loss) Income from Change in Fair Value of Equity Securities, Net Realized Investment Gains (Losses), Impairment Losses, Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs, Debt Extinguishment, Pension Settlement and Other Charges, Goodwill Impairment Charges, Non-Core Operations, and Significant non-recurring or infrequent items that may not be indicative of ongoing operations to its operating segments.
Total Segment, Non-Core Operations, and Corporate and Other assets at December 31, 2025, 2024, and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Segment Assets:
Specialty Property & Casualty Insurance[1]	$6,932.8	$6,352.9	$6,145.9
Life Insurance	4,839.5	4,731.7	4,898.1
Total Segment Assets	11,772.3	11,084.6	11,044.0
Corporate and Other	332.3	774.7	623.7
Non-Core Operations	368.1	771.1	1,075.0
Total Assets[1]	$12,472.7	$12,630.4	$12,742.7
[1]Includes $74.5 million, $41.5 million, and $4.6 million attributable to Kemper Reciprocal as of December 31, 2025, 2024, and 2023, respectively, which is reported as a consolidated variable interest entity.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 4. BUSINESS SEGMENTS (Continued)
Earned Premiums by product line for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Specialty Property & Casualty Insurance:
Personal Automobile	$3,024.9	$2,851.4	$2,977.8
Commercial Automobile	900.8	725.0	654.7
Total Specialty Property & Casualty Insurance	3,925.7	3,576.4	3,632.5
Life Insurance:
Life	330.6	328.1	319.2
Accident and Health	21.8	22.3	23.1
Property	41.0	43.5	45.3
Total Life Insurance	393.4	393.9	387.6
Total Segment Earned Premiums	4,319.1	3,970.3	4,020.1
Non-Core Operations	77.2	245.6	509.3
Total Earned Premiums	$4,396.3	$4,215.9	$4,529.4
Segment Revenues, including a reconciliation to Total Revenues, for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$3,925.7	$3,576.4	$3,632.5
Net Investment Income	211.2	189.6	168.3
Other Income	8.9	6.1	6.1
Total Specialty Property & Casualty Insurance	4,145.8	3,772.1	3,806.9
Life Insurance:
Earned Premiums	393.4	393.9	387.6
Net Investment Income	188.2	170.6	193.4
Other Income	1.6	1.1	0.5
Total Life Insurance	583.2	565.6	581.5
Total Segment Revenues	4,729.0	4,337.7	4,388.4
Change in Fair Value of Equity and Convertible Securities	(4.3)	(2.7)	4.7
Non-Core Operations	84.9	282.4	558.4
Net Realized Investment Gains (Losses), Impairment Losses, and Other[1]	(19.9)	21.2	(7.3)
Total Revenues	$4,789.7	$4,638.6	$4,944.2

[1]During 2025, the Company elected to change the presentation of Net Realized Investment Gains (Losses), Impairment Losses, and Other by combining them into a single line item. Prior-period amounts have been recast to conform to the current-period presentation.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 4. BUSINESS SEGMENTS (Continued)
Significant Segment Expenses that were regularly provided to the CODM for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Segment Expenses:
Specialty Property & Casualty Insurance:
Current Year
Non-catastrophe Losses and LAE	$2,991.1	$2,514.8	$2,974.5
Catastrophe Losses and LAE	11.5	19.9	34.5
Prior Years
Non-catastrophe Losses and LAE	74.8	6.3	135.2
Catastrophe Losses and LAE	(0.2)	0.7	(2.3)
Total Incurred Losses and LAE	3,077.2	2,541.7	3,141.9
Policy Acquisition Costs[1]	539.4	478.7	496.4
Business Unit Operating Costs[2]	160.9	145.0	107.8
Corporate Overhead Costs[3]	136.3	135.8	137.1
Total Insurance Expenses	836.6	759.5	741.3
Income Tax Expense (Benefit)	44.9	94.6	(19.2)
Total Specialty Property & Casualty Insurance	3,958.7	3,395.8	3,864.0
Life Insurance:
Policyholders’ Benefits and Incurred Losses and LAE	238.7	234.5	243.4
Policy Acquisition Costs[1]	129.1	133.9	140.0
Business Unit Operating Costs[2]	101.6	96.9	96.7
Corporate Overhead Costs[3]	33.7	41.3	39.1
Total Insurance Expenses	264.4	272.1	275.8
Income Tax Expense	11.6	8.8	10.5
Total Life Insurance	514.7	515.4	529.7
Total Segment Expenses	$4,473.4	$3,911.2	$4,393.7
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 4. BUSINESS SEGMENTS (Continued)
Total Segment Adjusted Consolidated Net Operating Income (Loss), including a reconciliation to Net Income (Loss) attributable to Kemper Corporation, for the years ended December 31, 2025, 2024 and 2023 was:

DOLLARS IN MILLIONS	2025	2024	2023
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance
Revenues	$4,145.8	$3,772.1	$3,806.9
Expenses	(3,958.7)	(3,395.8)	(3,864.0)
Specialty Property & Casualty Insurance Adjusted Net Operating Income (Loss)	187.1	376.3	(57.1)
Life Insurance
Revenues	583.2	565.6	581.5
Expenses	(514.7)	(515.4)	(529.7)
Life Insurance Adjusted Net Operating Income	68.5	50.2	51.8
Total Segment Adjusted Net Operating Income	255.6	426.5	(5.3)
Corporate and Other Adjusted Net Operating Loss	(40.8)	(50.3)	(42.1)
Less: Net Loss attributable to Noncontrolling Interest	(10.7)	(5.3)	(0.2)
Net (Loss) Income From:
Change in Fair Value of Equity and Convertible Securities	(3.4)	(2.1)	3.7
Net Realized Investment Gains (Losses)	4.3	10.4	(14.7)
Impairment Losses	(8.5)	(4.6)	(0.9)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(43.1)	(31.8)	(95.0)
Debt Extinguishment, Pension Settlement, and Other Charges	0.4	(7.4)	(55.5)
Goodwill Impairment Charges	—	—	(45.5)
Non-Core Operations	(31.9)	(28.2)	(17.0)
Net Income Attributable to Kemper Corporation	$143.3	$317.8	$(272.1)
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES
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
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
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
The following tables contain information about incurred and paid claims development as of and for the year ended December 31, 2025, net of reinsurance and indemnification, as well as cumulative claim frequency and the total of IBNR liabilities, including expected development on reported claims included within the net incurred losses and allocated LAE amounts. The tables are grouped by major product line and, if relevant, coverage. The information about incurred and paid claims development for the years ended December 31, 2021 through 2024 is presented as supplementary information and is unaudited.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Liability1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2025
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2021	2022	2023	2024	2025
2021	$1,856.9	$1,824.7	$1,844.2	$1,861.0	$1,876.3	$40.8	586,733
2022		1,765.9	1,848.7	1,880.7	1,908.3	69.5	475,955
2023			1,448.7	1,391.7	1,398.9	89.2	307,191
2024				1,224.4	1,142.7	148.5	238,155
2025					1,536.0	630.3	219,453
Total					7,862.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024	2025
2021	$657.1	$1,429.4	$1,680.8	$1,767.5	$1,815.9
2022		738.2	1,463.3	1,700.4	1,800.3
2023			580.4	1,092.8	1,259.3
2024				422.6	879.8
2025					518.8
Total					6,274.1
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2021, Net of Reinsurance					49.5
Loss and Allocated LAE Reserves, Net of Reinsurance					$1,637.6
1 Tables retrospectively include American Access Casualty Company’s (“AAC”), acquired in 2021, historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Specialty Personal Automobile Insurance—Physical Damage1

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2025
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2021	2022	2023	2024	2025
2021	$958.0	$967.5	$967.2	$967.4	$969.5	$1.1	362,023
2022		993.5	989.5	990.0	992.6	1.5	309,194
2023			722.6	715.8	720.4	2.6	206,702
2024				500.8	491.4	1.6	143,660
2025					502.3	(10.6)	138,631
Total					3,676.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024	2025
2021	$890.1	$977.5	$968.3	$967.2	$968.0
2022		921.9	997.8	990.5	990.5
2023			699.2	720.7	717.5
2024				466.7	489.4
2025					485.1
Total					3,650.5
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2021, Net of Reinsurance					(2.2)
Loss and Allocated LAE Reserves, Net of Reinsurance					$23.5
1 Tables retrospectively include AAC’s, acquired in 2021, historical incurred and paid accident year claim information for all periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2025
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2021	2022	2023	2024	2025
2021	$225.6	$228.6	$240.4	$250.4	$263.6	$10.5	27,517
2022		305.1	309.1	317.9	343.8	33.2	32,562
2023			379.9	361.7	408.7	68.6	35,702
2024				406.6	398.8	139.8	33,611
2025					519.4	334.6	32,794
Total					1,934.3

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024	2025
2021	$50.8	$128.0	$168.6	$208.3	$241.5
2022		72.2	159.0	222.1	273.0
2023			87.5	189.6	278.9
2024				69.1	179.7
2025					87.0
Total					1,060.1
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2021, Net of Reinsurance					13.8
Loss and Allocated LAE Reserves, Net of Reinsurance					$888.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Commercial Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2025
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2021	2022	2023	2024	2025
2021	$52.4	$51.9	$51.6	$51.8	$51.8	$0.3	17,705
2022		74.5	74.7	74.8	74.9	0.5	21,578
2023			90.0	87.5	87.4	0.7	20,263
2024				81.6	73.8	(0.6)	17,716
2025					80.1	7.4	18,183
Total					368.0

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance and Indemnification
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024	2025
2021	$43.3	$51.9	$51.4	$51.5	$51.5
2022		66.8	74.6	74.2	74.4
2023			80.6	86.9	86.6
2024				66.1	74.3
2025					65.4
Total					352.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2021, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$15.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Personal Automobile Insurance—Liability

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2025
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2021	2022	2023	2024	2025
2021	$176.9	$179.8	$180.6	$182.0	$181.7	$1.3	27,263
2022		165.0	172.4	173.5	174.5	3.1	24,308
2023			135.0	137.5	139.3	8.1	16,917
2024				58.7	59.6	7.4	6,956
2025					21.6	8.3	1,720
Total					576.7

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024	2025
2021	$50.3	$106.1	$144.1	$161.9	$172.3
2022		55.0	111.0	139.1	158.3
2023			43.7	84.6	113.0
2024				19.6	39.0
2025					6.6
Total					489.2
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2021, Net of Reinsurance					5.1
Loss and Allocated LAE Reserves, Net of Reinsurance					$92.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Personal Automobile Insurance—Physical Damage

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2025
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2021	2022	2023	2024	2025
2021	$118.5	$117.9	$117.1	$117.1	$117.1	$—	53,493
2022		110.9	113.5	113.6	113.6	—	48,165
2023			86.6	84.7	84.9	(0.1)	33,966
2024				31.7	32.3	(0.2)	12,938
2025					8.3	—	2,689
Total					356.2

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024	2025
2021	$113.1	$118.1	$117.2	$117.1	$117.1
2022		108.7	114.6	113.7	113.6
2023			84.8	85.4	85.0
2024				32.1	32.5
2025					7.9
Total					356.1
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2021, Net of Reinsurance					—
Loss and Allocated LAE Reserves, Net of Reinsurance					$0.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Non-Core Homeowners Insurance

DOLLARS IN MILLIONS, EXCEPT CUMULATIVE INCURRED CLAIMS						As of December 31, 2025
	Incurred Losses and Allocated LAE, Net of Reinsurance For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2021	2022	2023	2024	2025
2021	$149.9	$149.8	$143.9	$144.3	$143.8	$0.4	13,457
2022		142.7	152.7	155.2	154.9	1.0	11,533
2023			126.6	135.3	135.8	1.1	9,979
2024				80.6	78.4	1.0	4,411
2025					12.2	1.8	526
Total					525.1

	Cumulative Paid Losses and Allocated LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024	2025
2021	$100.6	$132.6	$139.7	$141.3	$142.1
2022		97.0	141.2	149.3	152.6
2023			84.7	127.8	132.8
2024				59.2	74.1
2025					8.2
Total					509.8
Outstanding Loss and Allocated LAE Reserves on Accident Years before 2021, Net of Reinsurance					1.7
Loss and Allocated LAE Reserves, Net of Reinsurance					$17.0
The claim counts in the preceding tables are cumulative reported claim counts as of December 31, 2025 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. Certain product lines, particularly the Company’s specialty personal automobile insurance, tend to have a higher percentage of claims closed without payment.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
The following table reconciles the net incurred and paid claims development tables presented above to the Company's liability for Property and Casualty Insurance Reserves included in the Consolidated Balance Sheets at December 31, 2025.

DOLLARS IN MILLIONS	2025
Property and Casualty Insurance Reserves, Net of Reinsurance:
Specialty Personal Automobile Insurance—Liability[1]	$1,637.6
Specialty Personal Automobile Insurance—Physical Damage[1]	23.5
Commercial Automobile Insurance—Liability	888.0
Commercial Automobile Insurance—Physical Damage	15.8
Non-Core Personal Automobile Insurance—Liability	92.6
Non-Core Personal Automobile Insurance—Physical Damage	0.1
Non-Core Homeowners Insurance	17.0
Other	29.9
Total	$2,704.5
Reinsurance Recoverables on Unpaid Losses and Allocated LAE:
Specialty Personal Automobile Insurance—Liability	$5.2
Non-Core Preferred Personal Automobile Insurance—Liability	18.9
Non-Core Homeowners Insurance	—
Other	1.5
Total	25.6
Unallocated LAE	210.1
Property and Casualty Insurance Reserves, Gross of Reinsurance[1]	$2,940.2
[1]Includes $29.1 million and $0.3 million of Specialty Personal Automobile Liability and Physical Damage Insurance Reserves, respectively, related to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

The following is supplementary information about average historical claims duration as of December 31, 2025.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Specialty Personal Automobile Insurance—Liability	37.2%	77.0%	89.6%	94.3%	96.8%
Specialty Personal Automobile Insurance—Physical Damage	94.7	100.0	100.0	99.8	99.8
Commercial Automobile Insurance—Liability	19.1	46.6	65.6	79.2	91.6
Commercial Automobile Insurance—Physical Damage	87.2	100.0	100.0	100.0	100.0
Non-Core Preferred Personal Automobile Insurance—Liability	30.8	62.0	80.1	89.9	94.8
Non-Core Preferred Personal Automobile Insurance—Physical Damage	97.3	100.0	100.0	100.0	100.0
Non-Core Homeowners Insurance	67.5	93.0	97.1	98.4	98.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Property and Casualty Insurance Reserve activity for the years ended December 31, 2025, 2024 and 2023 was:

DOLLARS IN MILLIONS	2025	2024	2023
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,611.9	$2,680.5	$2,756.9
Less: Reinsurance Recoverables at Beginning of Year	24.3	27.8	39.6
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,587.6	2,652.7	2,717.3
Incurred Losses and LAE related to:
Current Year	3,025.6	2,745.9	3,429.9
Prior Years	76.0	29.8	159.8
Total Incurred Losses and LAE	3,101.6	2,775.7	3,589.7
Paid Losses and LAE related to:
Current Year:	1,424.9	1,383.0	1,965.3
Prior Years	1,379.1	1,457.8	1,689.0
Total Paid Losses and LAE	2,804.0	2,840.8	3,654.3
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Year	2,885.2	2,587.6	2,652.7
Plus: Reinsurance Recoverables at End of Year	25.6	24.3	27.8
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$2,910.8	$2,611.9	$2,680.5
Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends may differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Consolidated Statements of Income (Loss) in the period of change. Additionally, the Company reviews if any premium revisions are appropriate as a result of any incurred losses and LAE related to prior years recorded in the current period. For the year ended December 31, 2025, 2024 and 2023, no premium revisions were deemed necessary as a result of any incurred losses or LAE related to prior years recorded in the current year.
In 2025, the net adverse prior year development of $76.0 million included $76.5 million of adverse reserve development on prior accident years which was primarily attributable to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages in the Commercial Automobile product line and higher losses on litigated claims, partially offset by favorable development on other Specialty Personal Automobile and Commercial Automobile coverages.

In 2024, the net adverse prior year development of $29.8 million included $22.6 million of adverse reserve development on prior accident years which was primarily attributable to increased claim severity on homeowners, umbrella, and bodily injury coverages within Non-Core Operations. Additionally, the Company experienced adverse development of $7.2 million on its Commercial Automobile business within the Specialty Property and Casualty Insurance segment, driven by higher than expected loss emergence on bodily injury coverages.
In 2023, the net adverse prior year development of $159.8 million included $108.7 million of unfavorable prior year development within the Specialty Personal Automobile product line, primarily driven by Florida personal injury protection experiencing increased frequency and severity resulting from more litigated claim activity, as well as adverse development from bodily injury and property damage coverages. In addition, the Company experienced $24.2 million and $24.8 million of adverse development on the Commercial Automobile product and Non-Core Operations business, respectively, which was primarily attributable to higher than expected emergence on prior accident years within the bodily injury and physical damage coverages.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s Shareholders’ Equity, but could have a material effect on the Company’s consolidated financial results for a given period.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
Reinsurance recoverables on property and casualty insurance reserves were $25.6 million and $24.3 million at December 31, 2025 and 2024, respectively. These recoverables are concentrated with several reinsurers, including state-legislated reinsurance entities funded through statutory assessments, as well as commercial reinsurers; the commercial reinsurers are highly rated by one or more of the principal investor and/or insurance company rating agencies.. While most of these recoverables were unsecured at December 31, 2025 and 2024, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 6. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits.
The liability for future policyholder benefits is grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company’s actuaries review assumptions used to measure the liability for future policyholder benefits for nonparticipating traditional and limited pay long-duration contracts at least annually. If there is a change, assumptions are updated with the recognition and remeasurement recorded in the Company’s Consolidated Statements of Income. The Company’s actuaries use a variety of generally accepted actuarial methodologies, in accordance with Actuarial Standards of Practice, in determining the assumptions.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS (Continued)
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the years ended December 31, 2025, 2024 and 2023:

DOLLARS IN MILLIONS		Year Ended
		Dec 31, 2025	Dec 31, 2024	Dec 31, 2023
Present Value of Expected Net Premiums	Balance, Beginning of Year	$646.1	$675.4	$688.6

	Beginning Balance at Original Discount Rate	$681.0	$694.7	$728.9
	Effect of Changes in Cash Flow Assumptions	(28.5)	(56.6)	(35.7)
	Effect of Actual Variances from Expected Experience	17.6	0.3	(38.5)
	Adjusted Beginning of Period Balance	670.1	638.4	654.7
	Issuances	83.1	105.4	105.2
	Interest Accrual	29.6	31.0	29.7
	Net Premiums Collected	(96.2)	(93.8)	(94.9)
	Ending Balance at Original Discount Rate	686.6	681.0	694.7
	Effect of Changes in Discount Rate Assumptions	(14.0)	(34.9)	(19.3)
	Balance, End of Year	$672.6	$646.1	$675.4
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Year	$3,295.9	$3,613.2	$3,561.0

	Beginning Balance at Original Discount Rate	$3,812.1	$3,835.9	$3,906.2
	Effect of Changes in Cash Flow Assumptions	(37.8)	(68.5)	(59.0)
	Effect of Actual Variances From Expected Experience	12.6	(7.0)	(45.5)
	Adjusted Beginning of Period Balance	3,786.9	3,760.4	3,801.7
	Issuances	83.1	105.5	104.6
	Interest Accrual	167.9	170.5	171.0
	Benefit Payments	(231.3)	(224.3)	(241.4)
	Ending Balance at Original Discount Rate	3,806.6	3,812.1	3,835.9
	Effect of Changes in Discount Rate Assumptions	(458.1)	(516.2)	(222.7)
	Balance, End of Year	$3,348.5	$3,295.9	$3,613.2
	Net Liability for Future Policyholder Benefits, pre-flooring	$2,675.9	$2,649.8	$2,937.8
	Cumulative impact of flooring the future Policyholder Benefits Reserve	—	—	—
	Net Liability for Future Policyholder Benefits, post-flooring	2,675.9	2,649.8	2,937.8
	Less: Reinsurance Recoverable	—	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,675.9	$2,649.8	$2,937.8
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Dec 31, 2025	Dec 31, 2024	Dec 31, 2023
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	13.3	13.9	15.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 6. LIABILITY FOR FUTURE POLICYHOLDER BENEFITS (Continued)
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Consolidated Balance Sheets is as follows:

DOLLARS IN MILLIONS	Dec 31, 2025	Dec 31, 2024
Net Liability for Future Policyholder Benefits, post-flooring	$2,675.9	$2,649.8
Deferred Profit Liability	481.7	412.1
Other[1]	129.9	137.8
Total Life and Health Insurance Reserves	$3,287.5	$3,199.7
1Other primarily consists of Accident and Health and Universal Life reserves
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, is as follows:

DOLLARS IN MILLIONS	Dec 31, 2025	Dec 31, 2024
Expected Future Benefit Payments, undiscounted	$9,981.3	$10,100.0
Expected Future Gross Premiums, undiscounted	$3,830.7	$3,976.4
Expected Future Gross Premiums, discounted	$2,614.7	$2,628.1
The amount of revenue and interest recognized on life insurance products in the Consolidated Statements of Income (Loss) is as follows:

	Year Ended
DOLLARS IN MILLIONS	Dec 31, 2025	Dec 31, 2024	Dec 31, 2023
Gross Premiums or Assessments	$398.6	$399.6	$399.0
Interest Expense	$138.2	$139.5	$141.3
The weighted-average interest rate is as follows:

	Dec 31, 2025	Dec 31, 2024
Interest Accretion Rate	4.53%	4.55%
Current Discount Rate	5.71%	5.77%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company reviewed and updated mortality and lapse assumptions during the fourth quarter of 2025. Market data that underlies current discount rates was updated as of December 31, 2025.
The balances of and changes in Deferred Profit Liability as of and for the years indicated below are as follows:

DOLLARS IN MILLIONS	Dec 31, 2025	Dec 31, 2024	Dec 31, 2023
Balance, beginning of period	$412.1	$337.8	$253.6
Annual assumption changes	6.3	4.8	15.0
Profits deferred	156.6	160.7	163.1
Interest accrual	20.2	17.1	13.2
Amortization	(115.9)	(110.7)	(111.2)
Effect of actual variances from expected experience and other changes	2.4	2.4	4.1
Balance, end of period	$481.7	$412.1	$337.8

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 7. DEFERRED POLICY ACQUISITION COSTS
The following table presents the balances and changes in Deferred Policy Acquisition Costs for the Specialty Property and Casualty Insurance segment, Life Insurance segment, and Non-Core Operations business for the years ended December 31, 2025, 2024 and 2023:

DOLLARS IN MILLIONS	Specialty	Life	Segment Total	Non-Core Operations	Total
Balance, January 1, 2023	$192.7	$404.8	$597.5	$38.1	$635.6
Capitalizations	446.3	62.1	508.4	54.9	563.3
Amortization Expense[1]	(496.4)	(39.9)	(536.3)	(71.0)	(607.3)
Balance, December 31, 2023	$142.6	$427.0	$569.6	$22.0	$591.6
Capitalizations	494.3	68.7	563.0	13.4	576.4
Amortization Expense[1]	(474.1)	(32.6)	(506.7)	(31.3)	(538.0)
Balance, December 31, 2024[2]	$162.8	$463.1	$625.9	$4.1	$630.0
Capitalizations	530.9	63.5	594.4	6.3	600.7
Amortization Expense[1,3]	(534.9)	(29.5)	(564.4)	(9.6)	(574.0)
Balance, December 31, 2025[2]	$158.8	$497.1	$655.9	$0.8	$656.7
[1] The Life Insurance segment includes increases to amortization expense related to experience adjustments of $4.6 million, $7.4 million, and $15.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
[2] Includes $1.3 million and $1.1 million attributable to Kemper Reciprocal as of December 31, 2025 and 2024, respectively, which is reported as a consolidated variable interest entity.
[3]Includes $2.0 million of impairment within Non-Core Operations related to a premium deficiency recognized during the year.

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
The Company made changes to future assumptions in the fourth quarter for the Life and Health business for the years ended December 31, 2025, 2024, and 2023.
NOTE 8. RECEIVABLES FROM POLICYHOLDERS - ALLOWANCE FOR EXPECTED CREDIT LOSSES
The following tables present the balances of Receivables from Policyholders, net of the allowance for expected credit losses, as of December 31, 2025 and 2024, and a roll forward of changes in the allowance for expected credit losses for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance at Beginning of Year	$2.6	$—	$2.6	$0.3	$2.9
Provision for Expected Credit Losses	53.7	0.2	53.9	0.3	54.2
Write-offs of Uncollectible Receivables from Policyholders	(54.4)	(0.2)	(54.6)	(0.5)	(55.1)
Balance at End of Year	$1.9	$—	$1.9	$0.1	$2.0

Receivable Balance at End of Year[1]	$957.3	$10.8	$968.1	$7.5	$975.6
[1]Specialty, Total Segments, and Total includes $10.4 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 8. RECEIVABLES FROM POLICYHOLDERS - ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)

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
NOTE 9. INSURANCE AND OTHER EXPENSES
Insurance and Other Expenses for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Insurance and Other Expenses
Insurance Expenses
Commissions	$612.9	$596.3	$584.2
Taxes, Licenses and Fees	91.8	83.7	79.6
Policy Acquisition Costs (Deferred) Amortized:
Deferral of Policy Acquisition Costs	(600.7)	(576.4)	(563.3)
Amortization of Policy Acquisition Costs	574.2	538.0	607.1
Net Policy Acquisition Costs (Deferred) Amortized	(26.5)	(38.4)	43.8
Policy Acquisition Costs	678.2	641.6	707.6
Business Unit Operating Costs	310.7	277.4	256.1
Corporate Overhead Costs	178.5	194.9	200.0
Insurance Expenses	1,167.4	1,113.9	1,163.7
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	38.0	40.3	120.3
Pension Settlement	—	(2.6)	70.2
Other Corporate Costs	9.6	28.5	11.4
Other Expenses	47.6	66.2	201.9
Insurance and Other Expenses	$1,215.0	$1,180.1	$1,365.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS
Fixed Maturities
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2025 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$702.0	$3.2	$(82.8)	$—	$622.4
States and Political Subdivisions	1,437.3	1.8	(185.7)	(0.2)	1,253.2
Foreign Governments	10.7	0.4	(0.1)	—	11.0
Corporate Securities:
Bonds and Notes	4,089.8	11.4	(433.5)	(17.4)	3,650.3
Redeemable Preferred Stocks	9.8	0.4	—	—	10.2
Collateralized Loan Obligations	850.8	2.5	(7.8)	(2.5)	843.0
Other Mortgage- and Asset-backed	375.3	1.1	(23.2)	—	353.2
Investments in Fixed Maturities	$7,475.7	$20.8	$(733.1)	$(20.1)	$6,743.3
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2024 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$588.6	$0.6	$(102.4)	$—	$486.8
States and Political Subdivisions	1,457.3	1.6	(225.4)	(0.3)	1,233.2
Foreign Governments	6.5	0.3	(0.2)	—	6.6
Corporate Securities:
Bonds and Notes	4,038.3	8.9	(518.8)	(8.8)	3,519.6
Redeemable Preferred Stocks	9.8	0.1	(1.0)	—	8.9
Collateralized Loan Obligations	747.8	2.5	(7.2)	(1.6)	741.5
Other Mortgage- and Asset-backed	446.7	0.8	(34.5)	—	413.0
Investments in Fixed Maturities	$7,295.0	$14.8	$(889.5)	$(10.7)	$6,409.6
Other Receivables included $1.6 million and $1.8 million of unsettled sales of Investments in Fixed Maturities at December 31, 2025 and December 31, 2024, respectively. There were $42.7 million and $11.6 million of unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of December 31,2025 and December 31, 2024, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2025 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$196.6	$186.1
Due after One Year to Five Years	975.4	946.3
Due after Five Years to Ten Years	942.1	865.9
Due after Ten Years	3,577.4	3,060.3
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,784.2	1,684.7
Investments in Fixed Maturities	$7,475.7	$6,743.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS (Continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2025 consisted of securities issued by the Government National Mortgage Association with a fair value of $345.2 million, securities issued by the Federal National Mortgage Association with a fair value of $84.9 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $58.4 million and securities of other non-governmental issuers with a fair value of $1,196.2 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at December 31, 2025 is presented below.

(Dollars in Millions)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$3.1	$—	$380.3	$(82.8)	$383.4	$(82.8)
States and Political Subdivisions	86.2	(2.4)	1,063.3	(183.3)	1,149.5	(185.7)
Foreign Governments	1.0	—	0.5	(0.1)	1.5	(0.1)
Corporate Securities:
Bonds and Notes	353.0	(5.4)	2,759.5	(428.1)	3,112.5	(433.5)
Redeemable Preferred Stocks	—	—	2.0	—	2.0	—
Collateralized Loan Obligations	238.2	(1.2)	61.7	(6.6)	299.9	(7.8)
Other Mortgage- and Asset-backed	24.7	(0.5)	249.5	(22.7)	274.2	(23.2)
Total Fixed Maturities	$706.2	$(9.5)	$4,516.8	$(723.6)	$5,223.0	$(733.1)
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
Investment-grade fixed maturity investments comprised $719.6 million and below-investment-grade fixed maturity investments comprised $13.6 million of the unrealized losses on investments in fixed maturities at December 31, 2025. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was 3.3% of the amortized cost basis of the investment.
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
At December 31, 2025 and 2024, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at December 31, 2025 and 2024. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the year ended December 31, 2025. Accrued interest excluded from the amortized cost of fixed maturities total $75.3 million and $70.9 million as of December 31, 2025 and 2024, respectively, and is reported within the Other Receivables line of the Consolidated Balance Sheets. The Company monitors accrued interest and writes off amounts when they are deemed uncollectible.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.3	$10.4	$10.7
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.4	2.4
Reductions due to Sales	—	(1.1)	(1.1)
Net (Decrease) Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.1)	9.4	9.3
Write-Offs Charged Against Allowance	—	(1.2)	(1.2)
Balance, End of Year	$0.2	$19.9	$20.1
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the year ended December 31, 2024.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.5	$7.7	$8.2
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	3.4	3.4
Reduction due to Sales	—	(0.8)	(0.8)
Net (Decrease) Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.2)	0.1	(0.1)
Balance, End of Year	$0.3	$10.4	$10.7
Equity Securities
Equity Securities at Fair Value
Investments in Equity Securities at Fair Value were $306.4 million and $218.5 million at December 31, 2025 and 2024, respectively. Net unrealized losses arising during the year ended December 31, 2025 and 2024 and recognized in

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS (Continued)
earnings, related to such investments still held as of December 31, 2025 and December 31, 2024 were $4.1 million and $5.1 million, respectively.
There were no unsettled purchases and $0.2 million sales of Investments in Equity Securities at Fair Value at December 31, 2025. As of December 31, 2024, there were no unsettled purchases and $0.3 million in unsettled sales of Investments in Equity Securities at Fair Value.
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
The Company’s maximum exposure to loss at December 31, 2025 is limited to the total carrying value of $176.0 million. In addition, the Company had outstanding commitments totaling approximately $97.5 million to fund Equity Method Limited Liability Investments at December 31, 2025. At December 31, 2025, 3.1% of Equity Method Limited Liability Investments were reported without a reporting lag, 1.7% of the total carrying value were reported with a one-month lag, and the remainder were reported with a greater than a one-month but less than or equal to three-month lag.
There were no unsettled purchases or sales of Equity Method Limited Liability Investments as of December 31, 2025 or 2024. Unsettled purchases and sales of Equity Method Limited Liability Investments are carried within the Accrued Expenses and Other Liabilities and Other Receivables, respectively, on the Consolidated Balance Sheets.
Company-Owned Life Insurance
The carrying values of the Company’s COLI investment at December 31, 2025 and 2024 were $579.2 million and $539.2 million, respectively.
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
The carrying values of the Company’s Loans to Policyholders at unpaid principal investment at December 31, 2025 and 2024 were $279.9 million and $280.7 million, respectively.
Other Investments
The carrying values of the Company’s Other Investments at December 31, 2025 and 2024 were:

(Dollars in Millions)	2025	2024
Equity Securities at Modified Cost	$21.7	$22.5
Real Estate at Depreciated Cost	92.7	99.5
Mortgage Loans	149.8	75.3
Other[1]	7.1	19.8
Total Other Investments	$271.3	$217.1

1In 2025, the Company elected to change the presentation of Alternative Energy Partnership Investments by including them within Other Investments. Prior-period amounts have been recast to conform to the current-period presentation.

Investments in Equity Securities at Modified Cost were $21.7 million and $22.5 million at December 31, 2025 and 2024, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 10. INVESTMENTS (Continued)
investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Consolidated Statements of Income (Loss) to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the years ended December 31, 2025 and 2024. The Company did not recognize any impairment on Equity Securities at Modified Cost for the year ended December 31, 2025. The Company recognized an impairment of $0.4 million and $0.5 million on Equity Securities at Modified Cost for the year ended December 31, 2024 and 2023, respectively, as a result of the Company’s impairment analysis. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $3.2 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2025. The Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $3.2 million of cumulative impairments on Equity Securities at Modified Cost held as of December 31, 2024.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2025, 2024 and 2023 was:

DOLLARS IN MILLIONS	2025	2024	2023
Investment Income:
Interest on Fixed Income Securities[1,2]	$309.4	$315.3	$323.3
Dividends on Equity Securities Excluding Alternative Investments	8.0	5.4	4.4
Alternative Investments:
Equity Method Limited Liability Investments	(7.0)	(18.2)	10.5
Limited Liability Investments Included in Equity Securities	13.7	24.5	19.0
Total Alternative Investments	6.7	6.3	29.5
Short-term Investments	22.8	33.5	18.0
Loans to Policyholders	20.8	21.0	20.9
Real Estate	9.4	8.8	8.9
Company-Owned Life Insurance	42.9	35.7	29.2
Other	11.5	8.2	12.9
Total Investment Income	431.5	434.2	447.1
Investment Expenses:
Real Estate	9.0	8.7	8.8
Other Investment Expenses[1]	17.5	18.0	18.6
Total Investment Expenses	26.5	26.7	27.4
Net Investment Income	$405.0	$407.5	$419.7
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

[2]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $18.7 million, $20.3 million and $22.7 million for the year ended December 31, 2025, 2024, and 2023, respectively.

Other Receivables includes accrued investment income of $87.5 million and $81.9 million at December 31, 2025 and 2024, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 11. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Investment Gains (Losses) for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Fixed Maturities:
Gains on Sales	$6.3	$20.2	$5.9
Losses on Sales	(2.1)	(3.2)	(10.9)
Losses on Hedging Activity[1]	—	(7.9)	(11.9)
Equity Securities:
Gains on Sales	0.9	4.2	0.6
Losses on Sales	—	(0.1)	(2.5)
Other Investments:
Gains on Sales	0.4	4.2	0.2
Losses on Sales	—	(4.2)	—
Net Realized Investment Gains (Losses)	$5.5	$13.2	$(18.6)

Gross Gains on Sales	$7.6	$28.6	$6.7
Gross Losses on Sales	(2.1)	(7.5)	(13.4)
Losses on Hedging Activity[1]	—	(7.9)	(11.9)
Net Realized Investment Gains (Losses)	$5.5	$13.2	$(18.6)
[1]Includes Ultra-Long Treasury Future derivative securities which do not qualify for hedge accounting treatment.

The components of Impairment Losses reported in the Consolidated Statements of Income (Loss) for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Fixed Maturities	$(10.8)	$(4.8)	$(0.1)
Equity Securities at Modified Cost	—	(0.4)	(0.5)
Real Estate	0.1	(0.4)	—
Other	(0.1)	(0.2)	(0.5)
Net Impairment Losses Recognized in Earnings[1]	$(10.8)	$(5.8)	$(1.1)
I Includes losses from intent-to-sell securities of $1.1 million, $3.3 million and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 12. DERIVATIVES
The Company’s earnings, cash flows, and financial position are subject to fluctuations due to changes in prevailing interest rates.
The Company entered into derivative agreements with maturity dates throughout 2025. Derivative instruments are carried at fair value on the Consolidated Balance Sheets. Derivative instruments in a gain position are presented within Other Investments and those in a loss position are included in Accrued Expenses and Other Liabilities. Changes in the fair values of derivatives which do not qualify for hedge accounting treatment are recorded on the Consolidated Statements of Income (Loss) within Net Realized Investment Gains (Losses). Changes in the fair values of derivatives which qualify for hedge accounting treatment are recorded within Accumulated Other Comprehensive Loss along with the corresponding change in the designated hedge assets.
Interest Rate Risk
The Company’s debt securities valuations utilize the Treasury designated benchmark rate, exposing the Company to variability due to changes in interest rates.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 12. DERIVATIVES (Continued).
Ultra-Long Treasury Futures
Prior to fourth quarter 2025, the Company entered into exchange-traded ultra-long Treasury futures (“Treasury Futures”) in order to manage exposure to upcoming changes in the benchmark (Treasury) interest rate of forecasted transactions. These derivatives expired quarterly and qualified for hedge accounting as a cash flow hedge. The Company utilized a rollover hedging strategy that involved continuously establishing short-term derivatives in consecutive contract months to hedge the underlying risk exposure. Under this strategy, the complete set of derivatives were not acquired at hedge inception; rather, short-term derivatives were acquired throughout the hedging period such that maturing derivatives were replaced with new short-term derivatives. As of December 31, 2025, the Company held no derivatives.

Primary Risks Managed by Derivatives
The following table presents the Company’s Ultra-Long Treasury Futures derivatives, primary underlying risk exposure, gross notional amount, and estimated fair value of these derivatives:

		Dec 31, 2025			Dec 31, 2024
(Dollars in Millions)			Estimated Fair Value			Estimated Fair Value
Derivative Instrument	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities

Derivatives Designated as Hedging Instruments:
Treasury Futures	Interest Rate Risk	$—	$—	$—	$75.0	$—	$(3.7)
The below table reflects the amounts of Gains (Losses) deferred into AOCI before taxes, net changes in amounts in AOCI associated with current hedging transactions, and amounts subsequently reclassified into Net Income (Loss) through Net Investment Income for Ultra-Long Treasury Futures qualifying as cash flow hedges for the years ended December 31, 2025 and 2024:

	Year Ended
(Dollars in Millions)	Dec 31, 2025	Dec 31, 2024
Beginning of Year	$(6.3)	$—
Gains (Losses) Deferred in AOCI	(2.2)	(4.4)
Net Change in AOCI with Current Period Hedging Transaction	3.7	(3.7)
Gains (Losses) Reclassified into Income	0.3	1.8
Net Comprehensive Gains (Losses) from Cash Flow Hedges	$(4.5)	$(6.3)
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
The Treasury Locks have no remaining gross notional amount or fair value as the hedging relationships have been previously discontinued with the issuance of the associated debt (Senior Notes due February 15, 2025 for the 2016 Treasury Lock and Senior Notes due February 23, 2032 for the 2022 Treasury Lock). The effective portion of the gain (loss) before taxes on the derivative instruments upon discontinuance was a $4.5 million loss for the 2016 Treasury Lock and a $5.9 million gain on the 2022 Treasury Lock. The gain or loss upon discontinuance is reported as a component of Accumulated Other Comprehensive Loss. Beginning with the issuance of the associated debt, such gain or loss is amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings.
During the first quarter of 2025, in conjunction with the redemption of the Senior Notes due February 15, 2025, the Company amortized the remaining $0.1 million of pre-tax derivative loss on the 2016 Treasury Lock into earnings. Amortization of the

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 12. DERIVATIVES (Continued).
pre-tax derivative loss on the 2016 Treasury Lock was $1.5 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
Amortization of the pre-tax derivative gain on the 2022 Treasury Lock was $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the remaining amount of pre-tax derivative gain on the 2022 Treasury Lock within AOCI to be amortized into earnings was $3.6 million.
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
The Company classifies its Investments in Fixed Maturities as available-for-sale and reports these investments at fair value. The Company reports equity investments with readily determinable fair values as Equity Securities at Fair Value. Certain investments that are measured at fair value using the NAV practical expedient are not required to be classified using the fair value hierarchy, but are presented in the following two tables to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheets at December 31, 2025 is summarized below. The Company had no material liabilities that are measured and reported at fair values.

(Dollars in Millions)	Fair Value Measurements				Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$115.9	$506.5	$—	$—	$622.4
States and Political Subdivisions	—	1,251.5	1.7	—	1,253.2
Foreign Governments	—	11.0	—	—	11.0
Corporate Securities:
Bonds and Notes	—	3,357.3	293.0	—	3,650.3
Redeemable Preferred Stock	—	5.8	4.4	—	10.2
Collateralized Loan Obligations	—	830.6	12.4	—	843.0
Other Mortgage and Asset-backed	—	325.3	27.9	—	353.2
Total Investments in Fixed Maturities	115.9	6,288.0	339.4	—	6,743.3
Equity Securities at Fair Value:
Preferred Stocks:
Finance, Insurance and Real Estate	—	11.6	2.6	—	14.2
Other Industries	—	5.0	—	—	5.0
Common Stocks:
Finance, Insurance and Real Estate	63.2	—	—	—	63.2
Other Industries	0.2	—	1.6	—	1.8
Other Equity Interests:
Exchange Traded Funds	11.9	—	—	—	11.9
Limited Liability Companies and Limited Partnerships	—	—	—	210.3	210.3
Total Investments in Equity Securities at Fair Value	75.3	16.6	4.2	210.3	306.4
Total Assets	$191.2	$6,304.6	$343.6	$210.3	$7,049.7

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at December 31, 2025. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$99.1	1.6%	-	11.1%	7.2%
Non-investment-grade:
Senior Debt	Market Yield	102.6	6.3	-	26.1	9.1
Junior Debt	Market Yield	35.2	8.5	-	26.0	13.4
Other	Various	102.5
Total Level 3 Fixed Maturity Investments		$339.4
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2025 is presented below.

(Dollars In Millions)	Fixed Maturities						Equity Securities
	Corporate Bonds and Notes	Foreign Governments	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$194.2	$—	$1.8	$4.2	$—	$5.0	$3.8	$209.0
Total Gains (Losses):
Included in Consolidated Statements of Income (Loss)	2.2	—	—	0.2	—	(0.1)	—	2.3
Included in Other Comprehensive Income	(6.3)	—	(0.3)	—	—	0.1	0.6	(5.9)
Purchases	279.5	5.0	—	—	137.9	20.8	0.3	443.5
Sales	(175.2)	(5.0)	—	—	(10.0)	(0.1)	(0.5)	(190.8)
Transfers into Level 3	5.0	—	1.7	—	—	10.0	—	16.7
Transfers out of Level 3	(6.4)	—	(1.5)	—	(115.5)	(7.8)	—	(131.2)
Balance, End of Year	$293.0	$—	$1.7	$4.4	$12.4	$27.9	$4.2	$343.6
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 13. FAIR VALUE MEASUREMENTS (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of December 31, 2025 and 2024, respectively.

(Dollars in Millions)	December 31, 2025		December 31, 2024
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$115.5	$38.8	$116.7	$40.8
Real Estate	24.1	—	27.3	—
Senior Debt	21.1	56.9	19.1	48.2
Leveraged Buyout	6.5	0.1	7.5	0.6
Secondary Transactions	1.9	1.6	5.5	1.6
Distressed Debt	1.4	—	4.4	—
Other	5.5	0.1	5.8	0.1
Total Equity Method Limited Liability Investments	176.0	97.5	186.3	91.3

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	115.8	82.3	116.9	67.0
Leveraged Buyout	40.5	41.0	19.2	30.4
Senior Debt	25.5	6.1	26.3	8.4
Distressed Debt	10.8	16.1	11.7	15.0
Growth Equity	10.7	5.7	7.0	8.0
Secondary Transactions	1.3	1.0	2.4	1.6
Real Estate	0.1	—	—	—
Other	5.6	0.3	0.1	0.2
Total Reported as Other Equity Interests at Fair Value	210.3	152.5	183.6	130.6

Reported as Equity Securities at Modified Cost:
Other	1.8	0.1	1.8	—
Total Reported as Equity Securities at Modified Cost	1.8	0.1	1.8	—
Total Investments Reported at Fair Value Using NAV	$388.1	$250.1	$371.7	$221.9
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

Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Hedge Fund	Funds that focus primarily on investing in public securities with strategy of generating uncorrelated returns to the public markets.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

		December 31, 2025		December 31, 2024
(Dollars in Millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	Level 3	$279.9	$279.9	$280.7	$280.7
Short-term Investments	Level 1 or 2	313.5	313.5	1,037.1	1,037.1
Mortgage Loans	Level 3	149.8	149.8	75.3	75.3
Company-Owned Life Insurance	Level 2	579.2	579.2	539.2	539.2
Equity Securities at Modified Cost	Level 3	21.7	21.7	22.5	22.5
Financial Liabilities:
Long-term Debt	Level 2	$943.5	$868.0	$1,391.6	$1,278.4
Policyholder Obligations	Level 2	513.8	513.8	541.3	541.3
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. GOODWILL AND INTANGIBLE ASSETS
Goodwill balances by business segment at December 31, 2025 and 2024 were:

DOLLARS IN MILLIONS	2025	2024
Specialty Property & Casualty Insurance	$1,043.0	$1,043.0
Life Insurance	207.7	207.7
Total	$1,250.7	$1,250.7
The Company tests goodwill for recoverability at the reporting unit level on an annual basis, or whenever events or circumstances indicate the fair value of a reporting unit may have declined below its carrying value. The Company performed a quantitative goodwill impairment assessment for all reporting units with goodwill as of October 1, 2025, principally using projections of discounted cash flows and market multiples comparisons to estimate the fair values of the reporting units. For each unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable for each reporting unit tested.
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
The gross carrying amount and accumulated amortization of definite and indefinite life intangible assets at December 31, 2025 and 2024 were:

	2025			2024
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Definite Life Intangible Assets:
Value of Business Acquired	$237.5	$227.0	$10.5	$237.5	$225.4	$12.1
Customer Relationships	43.8	42.7	1.1	43.8	42.3	1.5
Agent Relationships	81.7	48.8	32.9	81.6	43.9	37.7
Trade Names	—	—	—	—	—	—
Internal-Use Software[1]	330.1	148.1	182.0	395.1	180.3	214.8
Total Definite Life Intangible Assets	693.1	466.6	226.5	758.0	491.9	266.1
Indefinite Life Intangible Assets:
Trade Names	5.2	—	5.2	5.2	—	5.2
Insurance Licenses	44.1	—	44.1	44.2	—	44.2
Total Indefinite Life Intangible Assets	49.3	—	49.3	49.4	—	49.4

Total Intangible Assets	$742.4	$466.6	$275.8	$807.4	$491.9	$315.5
[1] During the year ended December 31, 2025, the Company recognized a $21.7 million impairment of Internal-Use Software assets included in Non-Core Operations.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 14. GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company records intangible assets acquired in business combinations and certain costs incurred developing and customizing internal-use software within Other Assets on the Consolidated Balance Sheets. Definite life intangible assets are amortized over the estimated profit emergence period or estimated useful life of the asset. Indefinite life intangible assets are not amortized, but rather tested annually for impairment. In 2025, 2024 and 2023, the Company recognized the following amortization expense on definite life intangible assets:

DOLLARS IN MILLIONS	2025	2024	2023
Specialty Property & Casualty Insurance	$18.8	$16.6	$17.9
Life Insurance	3.7	6.0	3.4
Total Segment Amortization Expense	22.5	22.6	21.3
Corporate and Other	17.4	21.8	26.1
Non-Core Operations[1]	23.9	1.9	1.2
Total Amortization Expense	$63.8	$46.3	$48.6
During the year ended December 31, 2025 the Company recognized a $21.7 million impairment of Internal-Use Software assets included in Non-Core Operations.
The amount of amortization expense expected to be recorded in the next five years for definite life intangible assets is as follows:

DOLLARS IN MILLIONS	2026	2027	2028	2029	2030
Definite Life Intangible Assets:
Value of Business Acquired	$1.5	$1.5	$1.4	$1.3	$1.1
Customer Relationships	0.5	0.3	0.1	0.1	—
Agent Relationships	4.9	4.9	4.9	4.9	4.1
Internal-Use Software	29.4	25.8	23.4	18.9	14.3
Total	$36.3	$32.5	$29.8	$25.2	$19.5
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 15. VARIABLE INTEREST ENTITIES (Continued)
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of December 31, 2024, the Company had contributed $22.0 million of surplus to the Reciprocal Exchange. During the year ended December 31, 2025, the Company contributed an additional $14.0 million of surplus to the Reciprocal Exchange, resulting in a total contributed surplus of $36.0 million as of December 31, 2025. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net Income (Loss). However, the management fee income earned by the AIF is reported in Net Income (Loss) attributable to Kemper Corporation and is included in the basic and diluted earnings per share.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The tables below display the changes in Accumulated Other Comprehensive Loss by component for the years ended December 31, 2025, 2024 and 2023:

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Income (Costs)	Net Gain (Loss) on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2023	$(719.4)	$(2.2)	$(37.2)	$2.8	$241.1	$(514.9)
Other Comprehensive Income (Loss) Before Reclassifications	185.0	(0.3)	(6.0)	—	(80.5)	98.2
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Expense of $0.9, $—, $13.8, $0.1. $—, and $14.8	3.5	—	52.7	(0.3)	—	55.9
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $50.3, $(0.2), $12.5, $0.1, $(21.2), and $41.5	188.5	(0.3)	46.7	(0.3)	(80.5)	154.1
Balance as of December 31, 2023	$(530.9)	$(2.5)	$9.5	$2.5	$160.6	$(360.8)
Other Comprehensive (Loss) Income Before Reclassifications	(165.8)	(0.3)	1.4	(5.4)	219.7	49.6
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax Expense (Benefit) of $2.3, $(0.3), $(0.6), $0.2, $—, and $1.6	8.9	(0.4)	(2.5)	0.7	—	6.7
Other Comprehensive (Loss) Income Net of Tax (Benefit) Expense of $(41.8), $(0.6), $(0.2), $(0.7), $58.3 and $15.0	(156.9)	(0.7)	(1.1)	(4.7)	219.7	56.3
Balance as of December 31, 2024	$(687.8)	$(3.2)	$8.4	$(2.2)	$380.3	$(304.5)
Other Comprehensive Income (Loss) Before Reclassifications	127.0	0.2	(0.7)	1.8	(29.5)	98.8
Amounts Reclassified from Accumulated Other Comprehensive Loss Net of Tax (Benefit) Expense of $(0.3), $—, $0.5, $—, $—, and $0.2	1.3	—	(1.6)	(0.2)	—	(0.5)
Other Comprehensive Income (Loss) Before Reclassifications Net of Tax (Benefit) Expense of $(34.0), $(0.1), $0.7, $0.3, $7.8, and $(25.3)	128.3	0.2	(2.3)	1.6	(29.5)	98.3
Balance as of December 31, 2025	$(559.5)	$(3.0)	$6.1	$(0.6)	$350.8	$(206.2)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)
Amounts reclassified from Accumulated Other Comprehensive Loss shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Consolidated Statements of Income (Loss) Line Item Affected by Reclassifications
Net Unrealized Losses on Fixed Maturities	Net Realized Investment Gains (Losses)
Net Unrealized Losses on Investments with an Allowance for Credit Losses	Impairment Losses and Net Realized Investment Gains (Losses)
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance and Other Expenses, and Interest Expense
Net Gain (Loss) on Cash Flow Hedges	Net Investment Income and Interest Expense
NOTE 17. SHAREHOLDERS’ EQUITY
Common Stock Issuance
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2025 and 2024. There were 58,666,644 shares and 63,840,442 shares of common stock outstanding at December 31, 2025 and 2024, respectively.
Common Stock Repurchases
On May 6, 2020, Kemper’s Board of Directors authorized the repurchase of up to an additional $200.0 million of Kemper common stock, in addition to the $133.3 million remaining under a prior authorization in 2014, bringing the remaining share repurchase authorization to approximately $333.3 million (the “2014 Repurchase Program”). On August 5, 2025 Kemper’s Board of Directors approved a new share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”).
As of December 31, 2025, the 2014 Repurchase Program has been completed, and the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million
On August 13, 2025, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase an aggregate of $150.0 million of shares of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $150.0 million to Goldman Sachs, and on August 14, 2025, received initial deliveries of an aggregate 2,279,000 shares of the Company’s common stock, or approximately 80% of the total shares that are expected to be repurchased under the ASR Agreement, based on the closing price of $52.65 per share.

The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were immediately retired, and the unsettled portion of the ASR Agreement was recorded in additional paid-in-capital in the Company’s Consolidated Balance Sheet.
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

In addition to the ASR Agreement repurchases during the year ended December 31, 2025, Kemper repurchased and retired approximately 2,677,000 shares of its common stock in open market transactions under its share repurchase authorizations for an aggregate cost of $149.0 million and an average cost per share of $55.67.

During the year ended December 31, 2024, Kemper repurchased and retired approximately 637,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $38.9 million and an average cost per share of $61.12.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 17. SHAREHOLDERS’ EQUITY (Continued)
Employee Stock Purchase Plan
During the years ended December 31, 2025, 2024, and 2023, the Company issued 69,000, 61,000, and 89,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $45.46, $52.72, and $40.79 per share. Compensation costs charged against income were $0.6 million for the year ended December 31, 2025, and $0.6 million for the years ended, 2024, and 2023, respectively.
Dividends
Kemper issued dividends and dividend equivalents of $79.6 million in 2025 and $80.1 million for the years ended 2024 and 2023, respectively, of which $79.6 million for 2025, and $80.1 million for 2024 and 2023, respectively, was paid to shareholders. Except for certain financial covenants under Kemper’s credit agreement or during any period in which Kemper elects to defer interest payments, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under Kemper’s credit agreement could limit the amount of dividends that Kemper may pay to shareholders. Kemper had the ability to pay $0.4 billion, $0.6 billion, and $0.5 billion in dividends without restrictions to its shareholders and still be in compliance with all financial covenants under its credit agreement at December 31, 2025, 2024, and 2023, respectively.
NOTE 18. STATUTORY FINANCIAL INFORMATION AND DIVIDEND LIMITATIONS
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
The estimated combined statutory net income, excluding intercompany dividends and surplus note interest, and estimated combined capital and surplus of the Company’s insurance subsidiaries is as follows:

	Year Ended December 31,
DOLLARS IN MILLIONS	2025	2024	2023
Property and casualty companies:
Domestic	$186.5	$440.7	$(150.4)
Life and health companies
Domestic	16.5	17.1	(136.0)
Foreign	113.9	(73.9)	140.0
Total Life and health companies	130.4	(56.8)	4.0
Total statutory net income	$316.9	$383.9	$(146.4)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 18. STATUTORY FINANCIAL INFORMATION AND DIVIDEND LIMITATIONS (Continued)

DOLLARS IN MILLIONS	2025	2024
Property and casualty companies
Domestic	$1,558.7	$1,761.2
Life and health companies
Domestic	108.4	124.3
Foreign	165.3	197.9
Total Life and health companies	273.7	322.2
Total statutory capital and surplus	$1,832.4	$2,083.4
The Company has non-insurance subsidiaries that are not subject to statutory accounting practices (“SAP”) as described above. The statutory net income and statutory capital and surplus amounts presented above do not include non-insurance subsidiaries in accordance with SAP.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus for US subsidiaries, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s US based life and health insurance subsidiaries collectively was estimated to be approximately $26.4 million and $31.6 million at December 31, 2025 and 2024, respectively. The estimated minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was approximately $684.9 million and $574.9 million at December 31, 2025 and 2024, respectively. Company action level RBC is the level at which a US based insurance company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
Capital and surplus requirements of Kemper Bermuda Ltd. are regulated by the Bermuda Monetary Authority (“BMA”) and differ from those applicable to the US subsidiaries. On July 1, 2022, Kemper entered into an indefinite agreement with its subsidiary, Kemper Bermuda Ltd., that provides financial guarantees of up to $300.0 million in contributed capital to maintain a minimum target capital ratio of 150% Enhance Capital Requirement, as described in Bermuda’s Insurance Act 1978. As of December 31, 2025 and 2024, Kemper had cumulatively contributed $40.0 million under this agreement.
At December 31, 2025, all insurance subsidiaries individually are expected to exceed the minimum required statutory capital and surplus requirements.
Various insurance laws restrict the amount that a US based insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Such insurance laws applicable to the Company’s US based subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Also, that portion of a US based insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s US based insurance subsidiaries paid dividends of $448.9 million, $213.3 million and $640.9 million to Kemper in 2025, 2024 and 2023, respectively. In 2026, Kemper’s US based insurance subsidiaries capacity to pay dividends to Kemper without prior regulatory approval is estimated to be $8.6 million as of the filing date. Kemper’s US based insurance subsidiaries had net assets of approximately $3.5 billion and $3.2 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2025 and 2024, respectively.

Additionally, Kemper Bermuda Ltd. is subject to minimum solvency requirements on its statutory and economic capital that limit its ability to declare and pay dividends. Kemper Bermuda Ltd. authorized and paid dividends of $55.0 million to the Company for the year ended December 31, 2025. Kemper Bermuda Ltd. did not authorize or pay dividends to the Company for the years ended December 31, 2024 or 2023.

NOTE 19. PENSION BENEFITS
The Company previously sponsored a qualified defined benefit pension plan (the “Pension Plan”). Effective January 1, 2006, the Pension Plan was closed to new hires and, effective June 30, 2016, benefit accruals were frozen for substantially all of the participants under the Pension Plan. The Pension Plan has since been fully terminated.
During 2023, all plan liabilities were settled by either a lump-sum distribution or assumed by a third-party in exchange for a transfer of assets from the pension plan trust fund. After giving effect to these transactions, the Company

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. PENSION BENEFITS (Continued)
recorded a $70.2 million noncash settlement charge ($55.5 million after-tax) for the unamortized net unrecognized postretirement benefit costs related to the settled obligations. Subsequently, during 2024, the Company received $2.6 million as a post-settlement adjustment which was recorded in Insurance and Other Expenses in the accompanying Consolidated Statements of Income (Loss).
During 2024, the Company distributed $4.7 million to eligible participants in the Company’s defined contribution benefit plans and reverted the remaining $13.1 million of assets for general corporate use. The Company incurred $7.3 million of pre- and post-tax expenses related to the reversion of assets within the pension trust, which included $4.7 million distributed to eligible participants in the Company’s defined contribution benefit plans and $2.6 million of excise taxes paid by the Company on the remaining $13.1 million made available for general corporate use. As of December 31, 2024, no assets remained in the pension trust.
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the Pension Plan for the years ended December 31, 2025 and 2024 is presented below.

DOLLARS IN MILLIONS	2025	2024
Fair Value of Plan Assets at Beginning of Year	$—	$16.3
Actual Return on Plan Assets	—	(1.1)
Benefits Paid	—	—
Settlement Benefits	—	2.6
Assets contributed to 401(k) Plan	—	(4.7)
Assets reverted to the Company	—	(13.1)
Fair Value of Plan Assets at End of Year	—	—
Projected Benefit Obligation at Beginning of Year	—	—
Interest Cost	—	—
Benefits Paid	—	—
Settlement Benefits	—	—
Actuarial Gains	—	—
Projected Benefit Obligation at End of Year	—	—
Funded Status—Plan Assets in Excess of Projected Benefit Obligation	$—	$—
Unamortized Amount Reported in AOCI at End of Year	$—	$—
Accumulated Benefit Obligation at End of Year	$—	$—
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2025” and “2024” were December 31, 2025 and December 31, 2024, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 19. PENSION BENEFITS (Continued)
The components of Comprehensive Pension (Income) Expense for the Pension Plan for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Service Cost Earned During the Year	$—	$—	$—
Interest Cost on Projected Benefit Obligation	—	—	8.4
Expected Return on Plan Assets	—	—	(7.9)
Amortization of Prior Service Cost	—	—	0.4
Amortization of Actuarial Loss	—	—	—
Settlement (Income) Expense	—	(2.6)	70.2
Pension (Income) Expense Recognized in Consolidated Statements of Income (Loss)	—	(2.6)	71.1
Unrecognized Pension Loss Arising During the Year	—	—	—
Prior Service Cost Arising During the Year	—	—	—
Amortization of Prior Service Cost	—	—	—
Amortization of Accumulated Unrecognized Pension Loss	—	—	—
Comprehensive Pension (Income) Expense	$—	$(2.6)	$71.1
The weighted-average discount rate, service cost discount rate, interest cost discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of Pension Expense for the Pension Plan for the years ended December 31, 2025, 2024 and 2023 were:

	2025	2024	2023
Weighted-average Discount Rate	—%	—%	5.05%
Interest Cost Discount Rate	—	—	4.92
Rate of Increase in Future Compensation Levels	N/A	N/A	N/A
Expected Long Term Rate of Return on Plan Assets	—	—	3.79
The Company did not contribute to the Pension Plan in 2023, 2024 or 2025.
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). Benefit accruals for all participants in the Supplemental Plan were frozen effective June 30, 2016. The unfunded liability related to the Supplemental Plan was $20.3 million and $20.1 million at December 31, 2025 and 2024, respectively. Pension expense for the Supplemental Plan was $1.0 million, $1.0 million, and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was a pre-tax actuarial loss of $1.1 million, gain of $0.8 million, and loss of $0.7 million included in Other Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $24.5 million, $24.3 million and $27.5 million in 2025, 2024 and 2023, respectively, excluding the $4.7 million contributed during the fourth quarter of 2024 as part of the reversion of assets remaining in the pension trust.
NOTE 20. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Kemper and Infinity Property and Casualty Corporation (“Infinity”) sponsor other than pension postretirement employee benefit plans (“OPEB”) that together provide medical, dental and/or life insurance benefits to approximately 300 retired and 100 active employees.

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
Changes in Fair Value of Plans’ Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2025 and 2024 were:

DOLLARS IN MILLIONS
	2025	2024
Fair Value of Plans’ Assets at Beginning of Year	$—	$—
Employer Contributions	0.5	0.4
Plan Participants’ Contributions	0.1	0.1
Benefits Paid	(0.6)	(0.5)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	6.5	7.5
Service Cost	0.1	0.1
Interest Cost	0.3	0.3
Plan Participants’ Contributions	0.1	0.1
Benefits Paid	(0.6)	(0.5)
Actuarial Gain	(0.2)	(1.0)
Accumulated Postretirement Benefit Obligation at End of Year	6.2	6.5
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plans’ Assets	$(6.2)	$(6.5)

Unamortized Actuarial Gain Reported in AOCI at End of Year	$10.1	$12.0
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2025” and “2024” were December 31, 2025 and December 31, 2024, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2025 and 2024 were:

	2025	2024
Discount Rate	5.22%	5.55%
Rate of Increase in Future Compensation Levels	2.20	2.20
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2025 was 7.9% for 2026, gradually declining to 4.5% in the year 2034 and remaining at that level thereafter for medical benefits and 12.3% for 2026, gradually declining to 4.5% in the year 2034 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2024 was 8.3% for 2025, gradually declining to 4.7% in the year 2034 and remaining at that level thereafter for medical benefits and 12.3% for 2025, gradually declining to 4.5% in the year 2034 and remaining at that level thereafter for prescription drug benefits.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 20. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The components of Comprehensive OPEB (Income) Expense for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Service Cost Earned During the Year	$0.1	$0.1	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	0.3	0.3	0.4
Amortization of Prior Service Credit	(0.5)	(1.3)	(1.3)
Amortization of Accumulated Unrecognized OPEB Gain	(1.6)	(1.5)	(1.8)
OPEB Income Recognized in Consolidated Statements of Income (Loss)	(1.7)	(2.4)	(2.6)
Unrecognized OPEB Gain Arising During the Year	(0.2)	(1.0)	(0.1)
Amortization of Prior Service Credit	0.5	1.3	1.3
Amortization of Accumulated Unrecognized OPEB Gain	1.6	1.5	1.8
Comprehensive OPEB Expense (Income)	$0.2	$(0.6)	$0.4
The Company estimates that OPEB Expense for the year ended December 31, 2026 will include income of $2.0 million resulting from the amortization of the related accumulated actuarial gain and prior service credit included in AOCI at December 31, 2025.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2025, 2024 and 2023 were:

	2025	2024	2023
Weighted-average Discount Rate	5.54%	4.92%	5.11%
Service Cost Discount Rate	5.61	4.94	5.12
Interest Cost Discount Rate	5.21	4.85	5.03
Effective Rate for Interest on Service Cost	5.50	4.85	5.04
Rate of Increase in Future Compensation Levels	2.20	2.20	2.20
The Company expects to contribute $0.8 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2026.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2026	2027	2028	2029	2030	2031-2034
Estimated Benefit Payments:
Excluding Medicare Part D Subsidy	$0.8	$0.8	$0.7	$0.6	$0.6	$2.5
Expected Medicare Part D Subsidy	—	—	—	—	—	—
Net Estimated Benefit Payments	$0.8	$0.8	$0.7	$0.6	$0.6	$2.5
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION
On May 7, 2025 (“2023 A&R Omnibus Plan Effective Date”), Kemper’s shareholders approved the Second Amended and Restated Kemper Corporation 2023 Omnibus Equity Plan (“2023 A&R Omnibus Plan”). The maximum number of shares of Kemper common stock authorized for issuance under the 2023 A&R Omnibus Plan is (i) 3,275,000 shares less (ii) one (1) share for every one (1) share granted after February 15, 2025 and prior to the 2023 A&R Omnibus Plan Effective Date (the “Share Authorization”). Since May 3, 2023, no new awards have been granted under the 2020 Omnibus Equity Plan (“2020 Omnibus Plan”) that had been approved by Kemper’s Shareholders on May 6, 2020, but awards previously granted under the 2020 Omnibus Plan remain outstanding in accordance with their original terms. As of December 31, 2025, there were 2,411,430 common shares available for future grants, subject to adjustment in accordance with the plans’ terms and the respective grant agreements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Outstanding equity-based compensation awards as of December 31, 2025 consisted of time-based Restricted Stock Units that typically vest over three years (“RSU”), stock option and stock appreciation rights (“Tandem Awards”), PSUs and Deferred Stock Units (“DSUs”) that were previously granted to Kemper’s Non-employee Directors under the 2011 Omnibus Equity Plan. In 2024, grants were made of RSUs that had performance vesting conditions (“pRSUs”). Unless otherwise specified in this Note 21, references to RSUs include pRSUs. RSUs, PSUs and DSUs give the recipient the right to receive one share of Kemper common stock for each RSU, PSU or DSU issued. Recipients of DSUs received full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued.
For grants under the 2023 A&R Omnibus Plan and the 2020 Omnibus Plan, recipients of RSUs and PSUs receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled, and do not receive voting rights until such shares are issued. For awards subject to a performance condition, the Company recognizes compensation expense based upon the probable outcome of the performance condition. The estimate is revised if the actual number of PSUs expected to vest is likely to differ from the previous estimate. Compensation expense for awards is recognized on a straight-line basis over the requisite service period. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations . Equity-based compensation expense was $29.4 million, $29.2 million and $29.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total unamortized compensation expense related to unvested awards at December 31, 2025 was $24.2 million, which is expected to be recognized over the next three years ending December 31, 2026, 2027 and 2028.

The Human Resources and Compensation Committee of the Board of Directors, or, in limited circumstances, the Interim CEO as the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the 2023 A&R Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price of Tandem Awards is the fair value of Kemper’s common stock on the date of grant. Tandem Awards and RSU awards granted to employees generally vest in three equal annual installments over a period of three years, with the Tandem Awards expiring ten years from the date of grant. Employee PSU awards generally vest over a period of three years, subject to performance results and other restrictions. pRSU awards vest in three equal installments on the first three anniversaries of the grant date, assuming performance conditions are satisfied prior to each vesting date and that the executive remains employed by the Company. The performance conditions are measured using full-year 2024 results and full-year 2025 results.
Under the Non-employee Director compensation program in effect for 2025, each Non-employee Director elected at the 2025 annual shareholder meeting received an annual RSU award with an aggregate grant date fair value of $150,000 (“Director RSUs”) at the conclusion of the meeting, and new Non-employee Directors who joined the Board received an initial award of Director RSUs valued at the percentage of the full grant date fair value of $150,000 that represents the number of quarterly
Board meetings the new director was expected to attend during the remaining portion of the then-current annual compensation period that ends on the date of the next annual shareholder meeting. The Director RSUs vest over a period of one year, enable the award holder to make an election to defer the conversion to shares of common stock in accordance with applicable deferral rules, and include the right to receive dividend equivalents on the same basis as all other outstanding shares of Kemper common stock only if, to the extent, and at the time that they vest and on subsequent dividend payment dates after they vest until the awards are settled. Each Non-employee Director elected at the 2024 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $150,000 at the conclusion of the meeting, and, each Non-employee Director elected at the 2023 annual shareholder meeting received an annual Director RSU award with an aggregate grant date fair value of $130,000 at the conclusion of the meeting, under the Non-employee Director compensation program in effect for the applicable year.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The expected terms of Tandem Awards are developed by considering the Company’s historical Tandem Award exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using weekly historical volatility over the estimated life of each tranche of the award. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2025, 2024 and 2023 was calculated by taking the natural logarithm of the annualized yield divided by the

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Kemper common stock price on the date of grant. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the years ended December 31, 2025, 2024 and 2023 are presented below.

	2025			2024			2023
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	33.33%	-	36.69%	34.49%	-	38.21%	35.12%	-	39.27%
Risk-free Interest Rate	3.74	-	4.34	3.83	-	4.02	3.47	-	4.74
Expected Dividend Yield	1.88	-	2.16	1.95	-	2.15	1.55	-	2.39
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	‘-	6	4	-	6	4	-	6
Tandem Award activity for the year ended December 31, 2025 is presented below.

	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	2,355,780	$58.62
Granted	188,438	65.67
Exercised	(254,306)	37.33
Forfeited or Expired	(81,195)	71.03
Outstanding at December 31, 2025	2,208,717	$61.22	4.18	$0.5
Vested and Expected to Vest at December 31, 2025	2,201,375	$61.23	4.17	$0.5
Exercisable at December 31, 2025	1,816,368	$61.14	3.26	$0.5
The weighted-average grant-date fair values of Tandem Awards granted during 2025, 2024 and 2023 were $21.44, $18.80 and $18.85, respectively. Total intrinsic value of Tandem Awards exercised was $3.6 million, $0.9 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash received from exercises of Tandem Awards was $9.5 million, $4.7 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.8 million, $0.2 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Information pertaining to Tandem Awards outstanding at December 31, 2025 is presented below.

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Awards	Weighted- average Exercise Price Per Share ($)
$20.01	-	30.00	7,496	$27.71	0.16	7,496	$27.71
30.01	-	40.00	43,219	31.01	0.34	43,219	31.01
40.01	-	50.00	225,128	43.49	0.74	221,765	43.43
50.01	-	60.00	1,023,331	56.58	5.49	817,045	56.21
60.01	-	70.00	427,580	67.71	5.66	244,880	69.08
70.01	-	80.00	465,549	76.59	2.06	465,549	76.59
80.01	-	90.00	16,414	83.86	3.18	16,414	83.86
20.01	-	90.00	2,208,717	61.22	4.18	1,816,368	61.14
The grant-date fair values of RSUs are determined using the closing price of Kemper common stock on the date of grant.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 21. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Activity related to nonvested RSUs for the year ended December 31,2025 is presented below.

	Time-based Restricted Stock Unit Awards
	Number of Restricted Stock Units	Weighted- average Grant-date Fair Value Per Unit
Nonvested Balance at Beginning of the Year	585,732	$57.34
Granted	358,601	55.61
Vested	(235,828)	56.55
Forfeited	(73,860)	60.98
Nonvested Balance at December 31, 2025	634,645	$56.23
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
•is below a “minimum” performance level, none of the PSUs originally issued to the award recipient will vest.
Activity related to nonvested PSU awards for the year ended December 31, 2025 is presented below.

	PSU Awards
	Number of PSUs	Weighted- average Grant-date Fair Value Per PSU
Nonvested Balance at Beginning of the Year	536,526	$60.99
Granted	167,843	63.51
Vested	—	—
Forfeited	(210,551)	54.59
Nonvested Balance at December 31, 2025	493,818	$64.57
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding PSU awards for the 2025, 2024 and 2023 three-year performance periods was 176,360 common shares, 179,173 common shares and 159,035 common shares, respectively, (as “full value awards,” the equivalent of 176,360 shares, 179,173 shares, and 159,035 shares, respectively, under the Share Authorization) at December 31, 2025.
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
Sixty-seven percent of the PSU awards granted to employees in 2024 and sixty-seven percent of the PSU awards granted to employees in 2023 are measured using a market performance condition. Fair value for these awards was estimated using the Monte Carlo simulation method described above. Final payout for these awards, and any forfeitures of units for performance below the “target” performance level, will be based on Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index, over a three-year performance period. The three-year performance periods for the 2025, 2024 and 2023 awards end on January 31, 2027, January 31, 2026 and January 31, 2025, respectively. Compensation cost for these awards is recognized ratably over the requisite service period. In the event that the market performance condition is not satisfied, previously recognized compensation cost would not reverse, but it would reverse if the requisite service period is not met.

Beginning in 2025, sixty-seven percent of the PSU awards granted to employees are measured using a combination of a Company-specific metric and a market performance condition. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted book value per share growth and Kemper’s total shareholder return, relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index over a three-year performance period. The three-year performance periods for the 2025 awards end on December 31, 2027. Fair value for these awards was determined using both the closing price of Kemper common stock on the date of grant and the Monte Carlo Simulation method described above. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.

Thirty-three percent of the PSU awards granted to employees in 2025, thirty-three percent of the PSU awards granted to employees in 2024 and thirty-three percent of the PSU awards granted to employees in 2023 are measured solely using a Company-specific metric. Final payout for these awards, and any forfeitures of shares for performance below the “target” performance level, will be determined based on Kemper’s adjusted return on equity over a three-year performance period. The three-year performance periods for the 2025, 2024 and 2023 awards end on December 31, 2027, December 31, 2026 and December 31, 2025, respectively. Fair value for these awards was determined using the closing price of Kemper common stock on the date of grant. Accruals of compensation cost for these awards are estimated based on the probable outcome of the performance condition.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2025 was $16.0 million. The tax benefits for tax deductions realized from such awards was $3.4 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2024 was $21.7 million. The tax benefits for tax deductions realized from such awards was $4.5 million. The total fair value of RSUs and PSUs that vested during the year ended December 31, 2023 was $5.2 million. The tax benefits for tax deductions realized from such awards was $1.1 million.
The grant-date fair values of DSU awards issued under the 2011 Omnibus Plan granted to Non-employee Directors were determined using the closing price of Kemper common stock on the date of grant. Beginning in 2019 DSU awards are no longer issued to Non-employee Directors. All previously granted shares had vested upon issuance and as such, no DSUs vested during the years ended December 31, 2025, 2024 and 2023.
Activity related to DSU awards for the year ended December 31, 2025 is presented below.

	Number of DSUs	Weighted- average Grant-date Fair Value Per DSU
Vested Balance at Beginning of the Year	12,940	$49.80
Reduction for Shares Issued on Conversion	—	—
Vested Balance at December 31, 2025	12,940	$49.80

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 22. POLICYHOLDER OBLIGATIONS
Policyholder Obligations at December 31, 2025 and 2024 were as follows:

DOLLARS IN MILLIONS	December 31,
	2025	2024
FHLB Funding Agreements	$513.8	$541.3
Universal Life-type Policyholder Account Balances	94.2	96.4
Total	$608.0	$637.7
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. United Insurance received advances of $30.0 million from the FHLB of Chicago and made repayments of $57.4 million under the spread lending program in 2025. United Insurance received advances of $101.7 million and made repayments of $117.8 million from the FHLB of Chicago in 2024 under the spread lending program. United Insurance received advances of $122.5 million and made repayments of $166.1 million from the FHLB of Chicago in 2023 under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at December 31, 2025 and 2024 is presented below.

DOLLARS IN MILLIONS	2025	2024
Liability under Funding Agreements	$513.8	$541.3
Fair Value of Collateral Pledged	661.3	619.3
FHLB of Chicago Common Stock Owned at Cost	17.7	16.9
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of December 31, 2025 and 2024. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $260.3 million and $276.6 million as of December 31, 2025 and 2024, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts was $94.2 million and $96.4 million as of December 31, 2025 and 2024, respectively.
NOTE 23. DEBT
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
Financial covenants within the agreement may limit the Company from accessing the maximum capacity. The amount available as of December 31, 2025 was $600.0 million, the maximum capacity. There were no outstanding borrowings under the credit agreement at either December 31, 2025 or December 31, 2024.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 23. DEBT (Continued)
The Company incurred $2.2 million of debt issuance costs in relation to the amended agreement. As of December 31,2025 there were $0.6 million of remaining unamortized costs under the credit agreement, which will be amortized under the remaining term of the credit agreement.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Current and Non-Current, outstanding at December 31, 2025 and 2024 was:

(Dollars in Millions)	Dec 31, 2025	Dec 31, 2024
Senior Notes:
Current:
4.350% Senior Notes due February 15, 2025	$—	$449.9
Non-Current:
2.400% Senior Notes due September 30, 2030	397.9	397.5
3.800% Senior Notes due February 23, 2032	396.9	396.5
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	148.7	147.7
Total Long-term Debt Outstanding	$943.5	$1,391.6
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 23. DEBT (Continued)
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. The Company did not receive advances or make repayments of short-term debt during the years ended December 31, 2025 or 2024 for cash and risk management purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at December 31,2025 or December 31, 2024. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 22 , “Policyholder Obligations,” to the Consolidated Financial Statements.
Interest Expense and Interest Paid
Interest Expense, including facility fees, accretion of discount, amortization of premium and amortization of issuance costs, was $38.5 million, $56.9 million and $56.1 million for the years ended December 31, 2025, 2024 and 2023 respectively. Interest paid, including facility fees, was $44.4 million for the year ended December 31, 2025 and $54.5 million for the years ended December 31, 2024 and 2023, respectively.
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
The following table presents operating lease right-of-use assets and lease liabilities.

(Dollars in Millions)	Dec 31, 2025	Dec 31, 2024
Operating Lease Right-of-Use Assets	$45.4	$33.9
Operating Lease Liabilities	61.4	51.6
Lease expenses are included in Insurance and Other Expenses in the Consolidated Statements of Income (Loss). Additional information regarding the Company’s operating leases for the year ended December 31, 2025 and 2024 is presented below.

(Dollars in Millions)	2025	2024
Lease Cost:
Operating Lease Cost	$16.7	$15.5
Variable Lease Cost	4.1	4.7
Short-Term Lease Cost[1]	0.5	1.1
Total Lease Cost	$21.3	$21.3
1 Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.
The Company had no expenses during the year ended December 31, 2025 or 2024 associated with lease impairments and other related costs. The Company incurred expenses of $18.0 million for the year ended December 31, 2023 associated with lease impairments and other related costs.
Other Information on Operating Leases
Significant judgments and assumptions for determining lease asset and liability at December 31, 2025 and 2024 are presented below.

	2025	2024
Weighted-average Remaining Lease Term - Operating Leases	5.1 years	4.5 years
Weighted-average Discount Rate - Operating Leases	4.6%	4.5%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 24. LEASES (Continued)
Most of the Company’s leases do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine its lease payments’ present value.
Future minimum lease payments under operating leases at December 31, 2025 are presented below.

(Dollars in Millions)
2026	$17.1
2027	13.9
2028	11.6
2029	9.3
2030	7.5
2031 and Thereafter	9.7
Total Future Payments	$69.1
Less: Discount	7.7
Present Value of Minimum Lease Payments	$61.4
As of December 31, 2025 and 2024, the Company did not have any finance leases.
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
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a catastrophe reinsurance program for the property and casualty insurance companies. In 2025, the property business written through the Life segment was included in the catastrophe reinsurance program. Coverage for the catastrophe reinsurance program is provided in various layers through multiple excess of loss reinsurance contracts and an annual aggregate excess property catastrophe reinsurance contract.
Coverage on individual catastrophes provided under the excess of loss reinsurance contracts effective January 1, 2025 to December 31, 2025 is provided in various layers as presented below.

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	110.0	95.0
2nd Layer of Coverage	110.0	175.0	95.0

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
The catastrophe reinsurance in 2025, 2024 and 2023 for the property and casualty insurance companies also included reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricane losses in Florida at retentions lower than those described above. The Life Insurance segment also purchases reinsurance from the FHCF for hurricane losses in Florida.
Reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF Program reduced earned premiums for the years ended December 31, 2025, 2024 and 2023 by the following:

DOLLARS IN MILLIONS	2025	2024	2023
Specialty Property & Casualty Insurance	$1.2	$6.5	$6.1
Life Insurance	0.1	0.3	0.7
Non-Core Operations	—	9.6	9.5
Total Ceded Catastrophe Reinsurance Premiums	$1.3	$16.4	$16.3
The Company did not pay any reinstatement premiums in 2025, 2024, or 2023.
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2025, 2024 and 2023 by business segment are presented below.

DOLLARS IN MILLIONS	2025	2024	2023
Specialty Property & Casualty Insurance	$11.3	$20.6	$32.2
Life Insurance	1.1	2.1	3.0
Non-Core Operations	5.9	48.6	52.4
Total Catastrophe Losses and LAE	$18.3	$71.3	$87.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 25. CATASTROPHE REINSURANCE (Continued)
The Company had no material recoveries under its catastrophe reinsurance treaties for the years ended December 31, 2025 and 2024.
Total prior year catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $0.8 million in 2025, adversely by $6.0 million in 2024 and favorably by $9.1 million in 2023. The Specialty Property & Casualty Insurance segment reported favorable catastrophe reserve development of $0.2 million, adverse development of $0.7 million, and favorable development of $2.3 million in 2025, 2024 and 2023, respectively. The Life Insurance segment reported favorable catastrophe reserve development of $0.1 million, favorable development of $0.1 million and adverse development of $0.8 million in 2025, 2024 and 2023, respectively. Non-Core Operations reported adverse catastrophe reserve development of $1.1 million, adverse development of $5.4 million and favorable development of $7.6 million in 2025, 2024 and 2023, respectively.
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
NOTE 26. OTHER REINSURANCE
In addition to the reinsurance programs described in Note 25, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Kemper’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets. Reinsurance Recoverables were $78.1 million and $78.7 million at December 31, 2025 and 2024, respectively, of which $27.2 million and $26.0 million was related to short-duration policies, respectively, and $50.9 million and $52.7 million related to long-duration policies, respectively.
Earned Premiums ceded on long-duration and short-duration policies were $17.3 million, $33.1 million and $32.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which $1.3 million, $16.4 million and $16.3 million, respectively, was related to catastrophe reinsurance. See Note 25, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information regarding the Company’s catastrophe reinsurance programs. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $9.8 million, $21.8 million and $42.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol for ceded losses for contents coverage. Earned Premiums assumed by Trinity from Capitol were $9.2 million, $10.5 million and $10.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC, subject to a cap, for ceded losses for

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 26. OTHER REINSURANCE (Continued)
contents coverage. Earned Premiums assumed by Trinity from ORCC were $2.2 million, $2.3 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Seven employees of the Company serve as directors of Capitol’s seven member board of directors. Ten employees of the Company also serve as directors of ORCC’s ten member board of directors. Kemper’s subsidiary, United Insurance, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Kemper’s subsidiary, The Reliable Life Insurance Company, and who are employed by United Insurance, are also appointed by Capitol and ORCC to sell property insurance products for the Company’s Life Insurance segment. The Company also provides certain investment services to Capitol and ORCC.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 27. INCOME TAXES
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2025 and 2024 were:

DOLLARS IN MILLIONS	2025	2024
Deferred Income Tax Assets:
Insurance Reserves	$5.5	$—
Unearned Premium Reserves	51.5	52.8
Tax Capitalization of Policy Acquisition Costs	51.8	49.5
Payroll and Employee Benefit Accruals	29.9	34.7
Investments	118.4	147.6
Net Operating Loss and Credit Carryforwards	3.9	14.0
Other	60.4	45.9
Subtotal	321.4	344.5
Valuation Allowance	(38.0)	(38.7)
Total Deferred Income Tax Assets	283.4	305.8
Deferred Income Tax Liabilities:
Insurance Reserves	—	39.5
Deferred Policy Acquisition Costs	137.9	132.3
Goodwill and Other Intangible Assets	35.5	35.0
Depreciable Assets	21.2	14.6
Other	2.5	4.4
Total Deferred Income Tax Liabilities	197.1	225.8
Net Deferred Income Tax Assets[1]	$86.3	$80.0
[1] Includes $4.2 million and $1.5 million attributable to Kemper Reciprocal at December 31, 2025 and 2024, respectively, which is reported as a consolidated variable interest entity.
Due to jurisdictional differences in which the Company operates, the consolidated net deferred tax asset of $86.3 million is reported on the Consolidated Balance Sheets as a total deferred tax asset of $101.1 million and a deferred tax liability of $14.8 million.
The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance is based on the weight of all available positive and negative evidence. For the year ended December 31, 2025, a valuation allowance of $38.0 million was recorded against those deferred tax assets that were determined not to be more likely than not to be realized based on Management’s assessment, a decrease of $0.7 million from the year ended December 31, 2024 when a $38.7 million valuation allowance was recorded.
The expiration of federal net operating loss (“NOL”) carryforwards and their related deferred income tax assets at December 31, 2025 is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carry-forwards	Deferred Tax Asset
Expiring in:
2043	$0.3	$0.1
2044	4.4	0.9
2045	14.1	2.9
Total All Years	$18.8	$3.9
The carryforwards relate to federal NOL carryforwards which the Company expects to fully utilize prior to expiration.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
.NOTE 27. INCOME TAXES (Continued)
There were no Unrecognized Tax Benefits at December 31, 2025, 2024 or 2023. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax Expense (Benefit). There were no liabilities for accrued interest and penalties as of December 31, 2025, 2024 or 2023.
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018 and 2019. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. Tax years 2020 and 2022 are currently under examination. The statute of limitations related to tax years 2014, 2015, 2016, and 2017 has been extended to December 31, 2026. Tax years 2022, 2023 and 2024 are subject to a statute of three years from the extended due dates of October 15, 2023, 2024 and 2025, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed, enacting significant changes to federal tax law. The OBBBA includes, among other provisions, extension and modifications of various provisions from the 2017 Tax Cuts and Jobs Act, immediate expensing of domestic research and experimental costs, accelerated depreciation, compensation-related items, and the repeal of certain clean energy tax credits. The Company has evaluated the impacts of the OBBBA, which were not material to the consolidated financial statements, and will continue to monitor developments as further information becomes available.
The components of Income Tax Expense (Benefit) from Operations for the years ended December 31, 2025, 2024 and 2023 were:

DOLLARS IN MILLIONS	2025	2024	2023
Current Income Tax Expense (Benefit)	$58.3	$11.9	$(4.0)
Deferred Income Tax (Benefit) Expense	(30.2)	64.1	(70.8)
Income Tax Expense (Benefit)	$28.1	$76.0	$(74.8)
Federal, state and local, and foreign income taxes paid, net of income tax refunds received for the year ended December 31, 2025. 2024 and 2023 were:

	2025		2024		2023
DOLLARS IN MILLIONS	Amount	Percentage of Total Taxes Paid	Amount	Percentage of Total Taxes Paid	Amount	Percentage of Total Taxes Paid
United States:
Federal	$33.1	93.8%	$9.9	88.4%	$(107.7)	100.9%
State and Local	2.2	6.2	1.3	11.6	1.0	(0.9)
Foreign:
Bermuda	—	—	—	—	—	—
Total Income Taxes Paid (Refunds Received)	$35.3	100.0%	$11.2	100.0%	$(106.7)	100.0%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 27. INCOME TAXES (Continued)
A reconciliation of the Statutory Federal Income Tax Expense (Benefit) and Rate to the Company’s Income Tax Expense (Benefit) and Rate from Operations for the years ended December 31, 2025. 2024 and 2023 is presented below.

	2025		2024		2023
DOLLARS IN MILLIONS	Amount	Rate	Amount	Rate	Amount	Rate
United States	$93.8		$469.3		$(490.1)
Bermuda	66.9		(80.8)		143.0
Income (Loss) from Continuing Operations before Tax	$160.7		$388.5		$(347.1)

Statutory Federal Income Tax (Expense) Benefit	$33.7	21.0%	$81.6	21.0%	$(72.9)	21.0%
State and Local Income Tax Expense (Benefit), net of Federal Income Tax Effect [1]	1.7	1.1	0.6	0.2	1.1	(0.3)
Foreign Tax Effects:
Bermuda
Tax Rate Difference between Bermuda and United States	(4.0)	(2.5)	17.0	4.4	(30.0)	8.6
Bermuda Tax - Change in Enactment	—	—	(2.9)	(0.7)	(27.4)	7.9
Foreign Tax Credits	(9.3)	(5.8)	—	—	—	—
Change in Valuation Allowance	(0.7)	(0.4)	2.9	0.7	27.4	(7.9)
Effect of Cross-Border Tax Laws
U.S. Tax on Foreign Insurance Income	14.0	8.7	(17.0)	(4.4)	30.0	(8.6)
Nontaxable or Nondeductible Items:
Tax exempt Income and Dividends Received Deductions	(3.2)	(2.0)	(3.4)	(0.9)	(4.8)	1.4
Untaxed Earnings on Company-Owned Life Insurance	(9.0)	(5.6)	(7.5)	(1.9)	(6.1)	1.8
Nondeductible Executive Compensation (§162(m))	6.7	4.2	3.5	0.9	1.8	(0.5)
Nondeductible - Goodwill Impairment	—	—	—	—	6.3	(1.8)
Other	1.5	0.9	2.4	0.6	2.7	(0.8)
Tax Credits	(3.3)	(2.1)	(1.2)	(0.3)	(2.9)	0.8
Other Adjustments	—	—	—	—	—	—
Income Tax Expense (Benefit)	$28.1	17.5%	$76.0	19.6%	$(74.8)	21.6%

Net Income (Loss)	132.6		312.5		(272.3)
Noncontrolling Interest	(13.6)		(6.7)		(0.3)
Noncontrolling Interest Tax Benefit	(2.9)	(1.8)%	(1.4)	(0.4)%	(0.1)	—%
Net Income (Loss) Attributable to Kemper Corporation	$143.3		$317.8		$(272.1)

[1] For the years ended December 31, 2025, and 2024, state taxes in Illinois and Florida represented the majority (greater than 50 percent) of the state and local tax effect in this category. For the year ended December 31, 2023, state taxes in Louisiana and Florida represented the majority of state and local tax effect in this category.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 27. INCOME TAXES (Continued)
Comprehensive Income Tax Expense (Benefit) included in the Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023 was:

DOLLARS IN MILLIONS	2025	2024	2023
Income Tax Expense (Benefit):
Operations	$28.1	$76.0	$(74.8)
Unrealized Appreciation (Depreciation) on Securities	34.0	(42.2)	50.3
Tax Effects from Postretirement Benefit Plans	(0.4)	(0.3)	12.4
Tax Effects on changes in Discount Rate for Life Reserves	(7.8)	58.3	(21.2)
Tax Effects from Cash Flow Hedge	(0.2)	(0.8)	—
Comprehensive Income Tax Expense (Benefit)	$53.7	$91.0	$(33.3)
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
NOTE 29. RELATED PARTIES
As described in Note 26, “Other Reinsurance,” to the Consolidated Financial Statements, the Company has certain relationships with Capitol, a mutual insurance company that is owned by its policyholders, and ORCC, a subsidiary of Capitol. There were no other material related party transactions during the year ended December 31, 2025.

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kemper Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Property and casualty insurance reserves – Refer to Notes 2 and 5 to the financial statements.
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

Given the significant judgments made by management in estimating property and casualty insurance reserves, auditing property and casualty insurance reserves required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 11, 2026
We have served as the Company’s auditor since 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with participation of Kemper’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Kemper’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Kemper in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Kemper’s Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2025.
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

/s/ C. THOMAS EVANS, JR.	/s/ BRADLEY T. CAMDEN
C. Thomas Evans, Jr.	Bradley T. Camden
Interim Chief Executive Officer, Secretary, and General Counsel	Executive Vice President and Chief Financial Officer
Kemper Corporation	Kemper Corporation
February 11, 2026

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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Director Biographies,” “Executive Officers,” “Beneficial Ownership of Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2026 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2025, the end of Kemper’s fiscal year.
Kemper’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Senior Financial Executives”) is posted in the “Governance” section of Kemper’s investor relations website, investors.kemper.com. Kemper also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Senior Financial Executives in the “Governance” section of its website. Kemper has also adopted the Insider Trading Policy governing the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the New York Stock Exchange standards. Copies of the Insider Trading Policy are filed as Exhibit 19.1 and Exhibit 19.2 to our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Director Compensation,” “Human Resources & Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2026 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Beneficial Ownership of Common Stock” in the Proxy Statement for Kemper’s 2026 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs
Equity Compensation Plans Approved by Security Holders	2,208,717	$61.22	2,194,663
Equity Compensation Plans Not Approved by Security Holders	392,349	61.59	—
Total	2,601,066	$122.81	2,194,663

The Second Amended and Restated Kemper 2023 Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, RSUs, and PSUs.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Determination of Independence” in the Proxy Statement for Kemper’s 2026 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Proposal 4: Advisory Vote to Ratify the Selection of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm” in the Proxy Statement for Kemper’s 2026 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report
1.Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2025 and 2024, and the consolidated statements of loss, comprehensive loss, cash flows and shareholders’ equity for the years ended December 31, 2025, 2024 and 2023, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2025 Annual Report.
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
3.Exhibits. An Exhibit Index has been filed as part of this report on pages 146 through 150.
(b)Exhibits. Included in Item 15(a)3 above
(c)Financial Statement Schedules. Included in Item 15(a)2 above
Item 16.     Form 10-K Summary
None.

Exhibit Index
The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-18298	3.2	August 8, 2014
3.2	Amended and Restated Bylaws of Kemper Corporation	8-K	001-18298	3.1	December 6, 2022
4.1	Indenture, dated as of February 27, 2014, by and between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	Second Supplemental Indenture, dated as of February 24, 2015, to the Indenture, dated as of February 27, 2014, between Kemper Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 4.350% Senior Notes due 2025)	8-K	001-18298	4.2	February 24, 2015
4.3	Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association	8-K	001-18298	4.1	September 29, 2020
4.4	First Supplemental Indenture, dated as of September 29, 2020, by and between the Company and U.S. Bank National Association (Including the form of 2.400% Senior Notes due 2030)	8-K	001-18298	4.2	September 29, 2020
4.5	Second Supplemental Indenture, dated as of February 23, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 3.800% Senior Notes due 2032)	8-K	001-18298	4.2	February 23, 2022
4.6	Third Supplemental Indenture, dated as of March 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association (Including the form of 5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062)	8-K	001-18298	4.2	March 10, 2022
4.7	Form of Certificate Representing Shares of Kemper Corporation Common Stock	10-K	001-18298	4.7	February 20, 2019
4.8	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1	Third Amended and Restated Credit Agreement, dated as of March 15, 2022, by and among the Company, as the borrower, the lenders and issuing banks from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-18298	10.1	March 17, 2022
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas	10-K	001-18298	10.2	February 14, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Advances, Collateral Pledge, and Security Agreement, dated as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.4	Advances and Security Agreement, effective August 14, 2020, between Alliance United Insurance Company and the Federal Home Loan Bank of San Francisco	8-K/A	001-18298	10.1	August 20, 2020
10.5	Advances, Collateral Pledge, and Security Agreement, dated as of May 10, 2022, between American Access Casualty Company and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	May 11, 2022
10.6*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013	10-K	001-18298	10.3	February 14, 2014
10.7*	Kemper Supplemental Retirement Plan, as amended and restated effective September 22, 2016	10-K	001-18298	10.5	February 13, 2017
10.8*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 8, 2017	10-K	001-18298	10.17	February 13, 2017
10.9*	Form of Stock Option and SAR Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.1	May 2, 2013
10.10*	Form of Deferred Stock Unit Agreement for Non-employee Directors, as of May 1, 2013, under the Kemper 2011 Omnibus Equity Plan	10-Q	001-18298	10.2	May 2, 2013
10.11*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 4, 2014, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.24	February 14, 2014
10.12*	Form of Stock Option and SAR Agreement - Installment-Vesting Form, as of February 7, 2017, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.31	February 13, 2017
10.13*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting), as of February 6, 2018, under the Kemper 2011 Omnibus Equity Plan	10-K	001-18298	10.39	February 13, 2018
10.14*	Form of individual Indemnification Agreements between Kemper and its directors and executive officers	8-K	001-18298	10.1	February 11, 2020
10.15*	2020 Omnibus Plan	Schedule 14A	001-18298	Appendix B	March 25, 2020
10.16*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.1	May 11, 2020
10.17*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.2	May 11, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.18*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.3	May 11, 2020
10.19*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.6	May 11, 2020
10.20*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 5, 2020 under the 2020 Omnibus Equity Plan	8-K	001-18298	10.7	May 11, 2020
10.21*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.22*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.23*	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.24*	Form of Restricted Stock Unit Award Agreement (Installment Vesting) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.25*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.26*	Form of Performance Share Unit Award Agreement (Relative TSR) as of February 1, 2022 under the 2020 Equity Omnibus Plan					X
10.27*	Form of Special Equity Award Agreement as of February 1, 2022 under the 2020 Omnibus Equity Plan					X
10.28*	Amended and Restated Kemper Corporation 2023 Omnibus Plan	Schedule 14A	001-18298	Appendix A	May 1, 2024
10.29*	Form of Non-Employee Director Restricted Stock Unit Award Agreement as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.1	August 7, 2023
10.30*	Form of Non-Qualified Stock Option and SAR Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.2	August 7, 2023
10.31*	Form of Non-Qualified Stock Option and SAR Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.3	August 7, 2023
10.32*	Form of Restricted Stock Unit Award Agreement (Cliff-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.4	August 7, 2023
10.33*	Form of Restricted Stock Unit Award Agreement (Installment-Vesting) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.5	August 7, 2023
10.34*	Form of Performance Share Unit Award Agreement (Adjusted ROE) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.6	August 7, 2023

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.35*	Form of Performance Share Unit Award Agreement (Relative TSR) as of May 2, 2023 under the 2023 Omnibus Plan	10-Q	001-18298	10.7	August 7, 2023
10.36*	Form of Restricted Stock Unit Award Agreement (ELT Retention) as of February 6, 2024 under the 2023 Omnibus Plan	10-Q	001-18298	10.2	May 1, 2024
10.37*	Form of individual change in control severance agreements between Kemper and its executive officers Each of the agreements is identical except that the multipliers for benefits related to severance payment, life insurance and health insurance are 3 years, 3 years and 36 months, respectively, for the Chief Executive Officer and 2 years, 2 years and 24 months, respectively, for the other officers.	10-Q	001-18298	10.1	August 5, 2024
10.38	Second Amended and Restated Kemper Corporation 2023 Omnibus Plan	Schedule 14A	001-18298	Appendix B	March 26, 2025
10.39	Form of Performance-Based Restricted Stock Unit Award Agreement (Adjusted Tangible Book Value with a Relative TSR Modifier) as of February 4, 2025 under the Amended and Restated 2023 Omnibus Plan	10-Q	001-18298	10.1	May 7, 2025
10.40	Master Confirmation and Supplemental Confirmation, dated as of August 13, 2025, between the Company and Goldman Sachs & Co. LLC.	10-Q	001-18298	10.1	November 5, 2025
10.41	Separation and Release Agreement, dated as of December 16, 2025, between the Company and Duane Sanders	8-K	001-18298	99.1	December 19, 2025
10.42	Separation and Release Agreement, dated as of October 14, 2025, between the Company and Joseph P. Lacher, Jr.					X
18.1	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle					X
19.1	Insider Trading Policy - Executive Version					X
19.2	Insider Trading Policy - ESOC Version					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
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

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of C. Thomas, Evans, Jr., Interim Chief Executive Officer, Secretary, and General Counsel, Bradley T. Camden, Executive Vice President and Chief Financial Officer, and James A. Alexander, Senior Vice President and Chief Accounting Officer, so long as such individual remains an executive officer of Kemper Corporation, his or her true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2025 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2025 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2026.

KEMPER CORPORATION (Registrant)

By:	/s/ C. THOMAS EVANS, JR.
C. Thomas Evans, Jr.
Interim Chief Executive Officer, Secretary, and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 11, 2026.

Signature	Title
/s/ C. THOMAS EVANS, JR.	Interim Chief Executive Officer, Secretary, and General Counsel (Principal Executive Officer)
C. Thomas Evans, Jr.

/s/ BRADLEY T. CAMDEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Bradley T. Camden

/s/ JAMES A. ALEXANDER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
James A. Alexander

/s/ TERESA A. CANIDA	Director
Teresa A. Canida

/s/ GEORGE N. COCHRAN	Director
George N. Cochran

/s/ JASON N. GOREVIC	Director
Jason N. Gorevic

/s/ LACY M. JOHNSON	Director
Lacy M. Johnson

/s/ GERALD LADERMAN	Director
Gerald Laderman

/s/ ALBERTO PARACCHINI	Director
Alberto J. Paracchini

/s/ STUART B. PARKER	Director
Stuart B. Parker

/s/ SUZET M. McKINNEY	Director
Suzet M. McKinney

/s/ SUSAN D. WHITING	Director
Susan D. Whiting

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2025
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$702.0	$622.4	$622.4
States and Political Subdivisions	1,437.3	1,253.2	1,253.2
Foreign Governments	10.7	11.0	11.0
Corporate Securities:
Other Bonds and Notes	4,089.8	3,650.3	3,650.3
Redeemable Preferred Stocks	9.8	10.2	10.2
Collateralized Loan Obligations	850.8	843.0	843.0
Other Mortgage- and Asset-backed	375.3	353.2	353.2
Total Investments in Fixed Maturities	7,475.7	6,743.3	6,743.3
Equity Securities at Fair Value:
Preferred Stocks	19.2	19.2	19.2
Common Stocks	65.0	65.0	65.0
Other Equity Interests	222.2	222.2	222.2
Total Investments in Equity Securities	306.4	306.4	306.4

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	176.0	XXX.X	176.0
Short-term Investments	313.5	XXX.X	313.5
Company-Owned Life Insurance	579.2	XXX.X	579.2
Loans to Policyholders	279.9	XXX.X	279.9
Other Investments	271.3	XXX.X	271.3
Total Investments	$9,402.0		$8,669.6
See Accompanying Report of Independent Registered Public Accounting Firm.

1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2025	2024
ASSETS
Investments in Subsidiaries	$3,544.0	$3,773.8
Fixed Maturities at Fair Value (Amortized Cost: 2025 – $0.5; 2024 - $0.5)	0.5	0.5
Equity Securities at Fair Value (Cost: 2025 - $13.8; 2024 - $12.8)	11.9	10.9
Equity Method Limited Liability Investments	17.0	—
Short-term Investments	118.0	453.8
Other Investments	36.0	22.2
Cash	48.0	2.3
Other Receivables	23.8	60.9
Current Income Taxes	—	54.3
Right-of-Use Assets	6.7	7.2
Other Assets	11.3	13.1
Total Assets	$3,817.2	$4,399.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 4.350% due 2025 (Fair Value: 2025 – $—; 2024 – $448.1)	$—	$449.9
Senior Notes Payable, 2.400% due 2030 (Fair Value: 2025 – $358.1; 2024 – $338.9)	397.9	397.5
Senior Notes Payable, 3.800% due 2032 (Fair Value: 2025 - $369.4; 2024 - $352.2)	396.9	396.5
Fixed-Rate Reset Junior Subordinated Debentures, 5.875% due 2062 (Fair Value: 2025 - $140.4; 2024 - $139.2)	148.7	147.7
Current Income Tax Liability	27.2	—
Deferred Income Tax Liability	114.6	137.0
Liabilities for Benefit Plans	30.9	32.1
Right-of-Use Liabilities	19.6	21.3
Accrued Expenses and Other Liabilities	—	28.6
Total Liabilities	1,135.8	1,610.6
Shareholders’ Equity:
Common Stock	5.9	6.4
Additional Paid-in Capital	1,723.9	1,854.9
Retained Earnings	1,157.8	1,231.6
Accumulated Other Comprehensive Loss	(206.2)	(304.5)
Total Shareholders’ Equity	2,681.4	2,788.4
Total Liabilities and Shareholders’ Equity	$3,817.2	$4,399.0
See Accompanying Report of Independent Registered Public Accounting Firm.

2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME (LOSS)
(Dollars in Millions)

	For the Year Ended December 31,
	2025	2024	2023
Net Investment Income	$(0.8)	$15.9	$8.6
Change in Fair Value of Equity Securities	—	(0.2)	(1.5)
Net Realized Investment Losses	(0.9)	(10.6)	(11.9)
Impairment Losses	(0.1)	—	(0.4)
Total Revenues	(1.8)	5.1	(5.2)
Interest Expense	40.5	58.1	56.7
Pension Settlement Expense	—	(2.6)	70.2
Other Operating Expenses	5.5	12.7	6.1
Total Operating Expenses	46.0	68.2	133.0
Loss before Income Taxes and Equity in Net Income (Loss) of Subsidiaries	(47.8)	(63.1)	(138.2)
Income Tax Benefit	(2.9)	(8.8)	(28.4)
Loss before Equity in Net Income (Loss) of Subsidiaries	(44.9)	(54.3)	(109.8)
Equity in Net Income (Loss) of Subsidiaries	188.2	372.1	(162.5)
Net Income (Loss)	143.3	317.8	(272.3)
Less: Net Loss attributable to Noncontrolling Interest	—	—	(0.2)
Net Income (Loss) attributable to Kemper Corporation	$143.3	$317.8	$(272.1)
See Accompanying Report of Independent Registered Public Accounting Firm.

3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	For the Year Ended December 31,
	2025	2024	2023
Net Income (Loss)	$143.3	$317.8	$(272.3)
Other Comprehensive Income:
Changes in Net Unrealized Gains (Losses) on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	160.7	(210.5)	235.0
Securities Held by Parent	—	0.6	(0.6)
Having Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	0.3	(0.6)	(0.5)
Reclassification Adjustment for Securities Having No Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	1.6	8.8	4.5
Securities Held by Parent	—	2.4	(0.1)
Reclassification Adjustment for Securities Having Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	—	(0.7)	—
Unrecognized Postretirement Benefit Costs Arising During the Year:
Subsidiaries	—	0.5	0.1
Parent	(0.9)	1.3	(7.4)
Reclassification Adjustment for Postretirement Benefit Costs Arising During the Year:
Subsidiaries	(0.4)	(0.3)	(0.3)
Parent	(1.7)	(2.8)	66.8
Unrecognized Gain (Loss) on Cash Flow Hedges Arising During the Year:
Subsidiaries	1.5	(6.3)	—
Parent	—	—	—
Reclassification Adjustment for Gain (Loss) on Cash Flow Hedges Arising During the Year:
Subsidiaries	0.3	—	—
Parent	(0.5)	0.9	(0.2)
Change in Discount Rate on Future Life Policyholder Benefits	(37.3)	278.0	(101.7)
Other Comprehensive Income Before Income Taxes	123.6	71.3	195.6
Income Tax Expense:
Changes in Net Unrealized (Losses) Gains on Investment Securities:
Having No Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	33.7	(44.2)	49.5
Securities Held by Parent	—	0.1	(0.1)
Having Credit Losses Recognized in Consolidated Statements of Loss:
Securities Held by Subsidiaries	0.1	(0.3)	(0.2)
Reclassification Adjustment for Securities Having No Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	0.3	1.8	1.0
Securities Held by Parent	—	0.5	(0.1)
Reclassification Adjustment for Securities Having Credit Losses Included in Net Loss:
Securities Held by Subsidiaries	—	(0.3)	—
Unrecognized Postretirement Benefit Costs Arising During the Year:
Subsidiaries	—	0.1	—
Parent	(0.2)	0.3	(1.3)
Reclassification Adjustment for Postretirement Benefit Costs Arising During the Year:
Subsidiaries	(0.1)	—	(0.2)
Parent	(0.4)	(0.6)	14.0
Unrecognized Gain (Loss) on Cash Flow Hedges Arising During the Year:
Subsidiaries	(0.3)	(0.9)	—
Reclassification Adjustment for Gain (Loss) on Cash Flow Hedges Arising During the Year:
Subsidiaries	0.1	—	—
Parent	(0.1)	0.2	0.1
Change in Discount Rate on Future Life Policyholder Benefits	(7.8)	58.3	(21.2)
Income Tax Expense	25.3	15.0	41.5
Other Comprehensive Income (Loss)	98.3	56.3	154.1
Total Comprehensive Income (Loss)	$241.6	$374.1	$(118.2)
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	—	—	(0.2)
Total Comprehensive Income (Loss) attributable to Kemper Corporation	$241.6	$374.1	$(118.0)
See Accompanying Report of Independent Registered Public Accounting Firm.
4

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net Income (Loss)	$143.3	$317.8	$(272.3)
Adjustment Required to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Equity in Net Loss (Income) of Subsidiaries	(188.2)	(372.1)	162.5
Cash Dividends from Subsidiaries	498.5	245.4	320.8
Net Realized Investment Losses	0.9	10.6	11.9
Settlement Related to Defined Benefit Pension Plan	—	(2.6)	70.2
Impairment Losses	0.1	—	0.4
Income from Change in Fair Value of Equity Securities	—	0.2	1.5
Other	139.2	31.9	(30.6)
Net Cash Provided by Operating Activities	593.8	231.2	264.4
Investing Activities:
Capital Contributed to Subsidiaries	(3.7)	—	(177.5)
Contribution to Non-Controlling Interest	(14.0)	(18.0)	(4.0)
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	—	35.3	50.8
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	1.7	2.7	14.8
Purchases of Investments:
Equity Securities	(2.7)	(3.8)	(2.1)
Net (Purchases) Sales of Short-term Investments	298.4	(126.3)	(112.2)
Other	0.2	(0.1)	(23.2)
Net Cash Provided by (Used in) Investing Activities	279.9	(110.2)	(253.4)
Financing Activities:
Proceeds from Loans from Subsidiaries	250.0	—	—
Repayments of Loans from Subsidiaries	(250.0)	—	—
Repayment of Long-term Debt	(450.0)	—	—
Proceeds from Shares Issued under Employee Stock Purchase Plan	3.7	3.8	4.3
Common Stock Repurchases	(301.9)	(38.9)	—
Dividends and Dividend Equivalents Paid	(79.6)	(80.1)	(79.6)
Other	(0.2)	(5.0)	(0.5)
Net Cash Used in Financing Activities	(828.0)	(120.2)	(75.8)
Net increase (decrease) in cash	45.7	0.8	(64.8)
Cash, Beginning of Year	2.3	1.5	66.3
Cash, End of Year	$48.0	$2.3	$1.5
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
NOTE 2. GUARANTEES
On July 1, 2022, Kemper executed an indefinite agreement with its subsidiary, Kemper Bermuda Ltd, which requires Kemper to contribute up to $300.0 million in contributed capital to maintain its minimum Enhanced Capital Requirement (“ECR”) as required by the Bermuda Monetary Authority as a Class C insurer. As of December 31, 2025 and 2024, Kemper had contributed $40.0 million under this agreement.
NOTE 3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Kemper received $14.8 million of non-cash dividends from and made $77.4 million of non-cash capital contributions to subsidiaries during 2025. In 2024, Kemper did not receive any non-cash dividends from or make any non-cash capital contributions to subsidiaries.
NOTE 4. LEASES
Kemper leases certain office space for its current and former corporate headquarters under non-cancelable operating leases.
The following table presents operating lease Right-of-Use (“ROU”) assets and lease liabilities at December 31, 2025 and 2024.

DOLLARS IN MILLIONS	2025	2024
Operating Lease Right-of-Use Assets	$6.7	$7.2
Operating Lease Liabilities	19.6	21.3
Supplemental cash flow information related to Kemper’s operating leases for the year ended December 31, 2025 and December 31, 2024 respectively are presented follows.

DOLLARS IN MILLIONS	2025	2024
Operating Cash Flows from Operating Leases (Fixed Payments)	$2.6	$3.0
Operating Cash Flows from Operating Leases (Liability Reduction)	1.8	2.1

Significant judgments and assumptions for determining lease asset and liability as December 31, 2025 and December 31, 2024 respectively are presented below.

DOLLARS IN MILLIONS	2025	2024
Weighted-average Remaining Lease Term - Operating Leases	8.0 years	9.0 years
Weighted-average Discount Rate - Operating Leases	4.0%	4.0%

6

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)

NOTE 4. LEASES (Continued)
Kemper’s leases do not provide an implicit rate. Accordingly, Kemper uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of its lease payments.
Future minimum operating lease payments at December 31, 2025 were:

DOLLARS IN MILLIONS	Operating Leases
2026	$2.6
2027	2.7
2028	2.8
2029	2.8
2030	2.9
2031 and Thereafter	9.2
Total Future Payments	$23.0
Less Discount	3.4
Present Value of Minimum Lease Payments	$19.6
NOTE 5. DEBT
Redemption of 4.350% Senior Notes Due 2025
On January 15, 2025, Kemper issued a notice of redemption for the entire $450.0 million aggregate principal of 4.350% senior notes originally due February 15, 2025 (the “2025 Senior Notes”) at a redemption price equal to 100% of principal amount of the Notes, plus accrued and unpaid interest on the redemption date. On February 11, 2025 Kemper completed the redemption and the 2025 Senior Notes were repaid in full.
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

7

KEMPER CORPORATION
FINANCIAL INFORMATION OF KEMPER CORPORATION
NOTES TO FINANCIAL INFORMATION
(Dollars in Millions)
NOTE 5. DEBT (Continued)
In anticipation of the issuance of the 2032 Senior Notes and for risk management purposes, the Company entered into a derivative transaction to hedge the risk of changes in the debt cash flows attributable to changes in the benchmark U.S. Treasury interest rate during the period leading up to the debt issuance (“Treasury Lock”). The effective portion of the gain on the derivative instrument upon discontinuance was $5.9 million before taxes, and is reported as a component of Accumulated Other Comprehensive Loss. The gain is being amortized into earnings and reported in Interest Expense in the same periods that the hedged items affect earnings. Amortization, reported in Interest Expense, was $0.6 million for the year ended December 31, 2025. The Company expects to reclassify $0.5 million of net gain on derivative instruments from AOCI to earnings for the twelve months ended December 31, 2026 as interest expense on the debt is recognized.
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
8

SCHEDULE III
KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							At December 31
	Earned Premiums	Premiums Written	Other Income (Loss)	Net Investment Income[2]	Insurance Claims and Policy- holders’ Benefits	Amortization of Deferred Policy Acquisition Costs	Other Insurance Expenses[3]	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2025
Specialty Property & Casualty Insurance	$3,925.7	$3,912.8	$8.9	$211.2	$3,077.2	$534.9	$301.7	$158.8	$2,769.4	$1,204.2
Life Insurance[1]	393.4	N/A	1.6	188.2	238.7	29.5	234.9	497.1	3,289.4	8.5
Non-Core Operations	77.2	59.4	—	7.7	59.4	9.6	56.7	0.8	161.9	32.5
Corporate and Other	—	N/A	(12.5)	(2.1)	0.2	—	47.7	—	7.0	—
Total	$4,396.3	N/A	$(2.0)	$405.0	$3,375.5	$574.0	$641.0	$656.7	$6,227.7	$1,245.2
2024
Specialty Property & Casualty Insurance	$3,576.4	$3,685.4	$6.1	$189.6	$2,541.7	$474.1	$285.4	$162.8	$2,347.9	$1,216.8
Life Insurance[1]	393.9	N/A	1.1	170.6	234.5	32.6	239.5	463.1	3,202.4	8.2
Non-Core Operations	245.6	108.3	0.4	36.4	236.8	31.3	51.0	4.1	261.7	50.3
Corporate and Other	—	N/A	2.9	10.9	0.1	—	66.2	—	9.0	—
Total	$4,215.9	N/A	$10.5	$407.5	$3,013.1	$538.0	$642.1	$630.0	$5,821.0	$1,275.3
2023
Specialty Property & Casualty Insurance	$3,632.5	$3,305.4	$6.1	$168.3	$3,141.9	$496.2	$245.1
Life Insurance[1]	387.6	N/A	0.5	193.4	243.4	39.9	235.9
Non-Core Operations	509.3	435.5	0.4	48.7	434.6	71.0	75.6
Corporate and Other	—	N/A	3.1	9.3	0.1	—	201.9
Total	$4,529.4	N/A	$10.1	$419.7	$3,820.0	$607.1	$758.5
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
See Accompanying Report of Independent Registered Public Accounting Firm.
1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2025
Life Insurance in Force	$19,496.7	$310.2	$117.9	$19,304.4	0.6%
Premiums:
Life Insurance	$333.1	$2.9	$0.4	$330.6	0.1%
Accident and Health Insurance	34.6	12.8	—	21.8	—
Property and Liability Insurance	4,047.6	1.6	(2.1)	4,043.9	(0.1)
Total Premiums	$4,415.3	$17.3	$(1.7)	$4,396.3	—%
Year Ended December 31, 2024
Life Insurance in Force	$19,651.3	$322.5	$123.6	$19,452.4	0.6%
Premiums:
Life Insurance	$330.7	$3.1	$0.5	$328.1	0.2%
Accident and Health Insurance	34.7	12.5	—	22.2	—
Property and Liability Insurance	3,873.1	17.5	10.0	3,865.6	0.3
Total Premiums	$4,238.5	$33.1	$10.5	$4,215.9	0.2%
Year Ended December 31, 2023
Life Insurance in Force	$19,750.8	$339.4	$129.9	$19,541.3	0.7%
Premiums:
Life Insurance	$322.0	$3.3	$0.5	$319.2	0.2%
Accident and Health Insurance	34.7	11.6	—	23.1	—
Property and Liability Insurance	4,175.7	17.8	29.2	4,187.1	0.7
Total Premiums	$4,532.4	$32.7	$29.7	$4,529.4	0.7%
See Accompanying Report of Independent Registered Public Accounting Firm.
1