Form 10-Q
period 2026-03-31
KEMPER Corp
filed 2026-05-06
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 3/31/2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “ accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
58,874,232 shares of common stock, $0.10 par value, were outstanding as of May 4, 2026.

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
In addition to the factors discussed under Item 1A., “Risk Factors,” of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2025 (the “2025 Annual Report”), the reader should consider the following list of factors that, among others, could cause the Company’s actual results and financial condition to differ materially from estimated results and financial condition.
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
Factors related to the business environment in which Kemper and its subsidiaries operate
•Changes in general economic conditions, including those related to, without limitation, performance of financial markets, increased volatilities in financial market conditions, interest rates, inflation, unemployment rates, significant global catastrophes and/or pandemics, tariffs and international trade policies, such as the recent implementation of tariffs, and fluctuating values of particular investments held by the Company;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
Revenues:
Earned Premiums[1]	$999.3	$1,087.9
Net Investment Income	107.1	101.2
Other Income	3.4	2.6
Change in Fair Value of Equity and Convertible Securities	(1.3)	0.1
Net Realized Investment Gains	0.4	0.9
Impairment Losses	(1.7)	0.3
Total Revenues	1,107.2	1,193.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses[2]	828.8	767.3
Insurance and Other Expenses	277.0	294.5
Interest Expense	9.3	11.4
Total Expenses	1,115.1	1,073.2
(Loss) Income before Income Taxes	(7.9)	119.8
Income Tax (Benefit) Expense	(3.5)	22.8
Net (Loss) Income	(4.4)	97.0
Less: Net Loss attributable to Noncontrolling Interest	(2.7)	(2.7)
Net (Loss) Income attributable to Kemper Corporation	$(1.7)	$99.7

Net (Loss) Income attributable to Kemper Corporation per Unrestricted Share:
Basic	$(0.03)	$1.56
Diluted	$(0.03)	$1.54
[1] Includes a remeasurement gain of $0.9 million and $0.2 million related to the deferred profit liability within the Life insurance business for the three months ended March 31, 2026 and 2025, respectively.

[2] Includes a remeasurement gain related to the liability for future policyholder benefits within the Life insurance business of $0.4 million and a remeasurement loss of $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
Net (Loss) Income	$(4.4)	$97.0

Other Comprehensive (Loss) Income Before Income Taxes
Changes in Unrealized (Losses) Gains on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of (Loss) Income	(88.2)	69.2
Credit Losses Recognized in Condensed Consolidated Statements of (Loss) Income	(1.3)	1.3
Change in Unrecognized Postretirement Benefit Costs	(0.4)	(0.5)
(Loss) Gain on Cash Flow Hedges	(0.1)	2.1
Change in Discount Rate on Future Life Policyholder Benefits	63.7	(18.1)
Other Comprehensive (Loss) Income Before Income Taxes	(26.3)	54.0
Other Comprehensive Income Tax (Benefit) Expense	(5.6)	10.8
Other Comprehensive (Loss) Income, Net of Taxes	(20.7)	43.2
Total Comprehensive (Loss) Income	(25.1)	140.2

Less: Net Loss attributable to Noncontrolling Interest	(2.7)	(2.7)
Less: Other Comprehensive Loss attributable to Noncontrolling Interest	(0.2)	—
Less: Total Comprehensive Loss attributable to Noncontrolling Interest	(2.9)	(2.7)

Comprehensive (Loss) Income attributable to Kemper Corporation	$(22.2)	$142.9
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2026	Dec 31, 2025
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2026 - $7,494.6; 2025 - $7,475.7 Allowance for Credit Losses: 2026 - $20.9; 2025 - $20.1)	$6,672.2	$6,743.3
Equity Securities at Fair Value (Cost: 2026 - $292.4; 2025 - $287.9)	308.4	306.4
Equity Method Limited Liability Investments	176.1	176.0
Short-term Investments at Cost which Approximates Fair Value	296.6	313.5
Company-Owned Life Insurance	586.2	579.2
Loans to Policyholders	279.6	279.9
Other Investments	283.9	271.3
Total Investments	8,603.0	8,669.6
Cash	92.1	124.3
Receivables from Policyholders (Allowance for Credit Losses: 2026 - $1.5; 2025 - $2.0)	997.1	965.2
Other Receivables	185.3	184.7
Deferred Policy Acquisition Costs	669.6	655.4
Goodwill	1,250.7	1,250.7
Current Income Tax Assets	40.2	40.7
Deferred Income Tax Assets	95.2	96.9
Other Assets	406.2	410.7
Assets of Consolidated Variable Interest Entity
Fixed Maturities at Fair Value (Amortized Cost: 2026 - $47.0; 2025 - $41.7)	47.2	42.1
Short-term Investments at Cost which Approximates Fair Value	9.2	14.4
Cash	0.5	1.7
Receivables from Policyholders	7.7	10.4
Other Receivables	0.5	0.4
Deferred Policy Acquisition Costs	1.0	1.3
Deferred Income Tax Assets	5.0	4.2
Total Assets	$12,410.5	$12,472.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2026	Dec 31, 2025
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,238.9	$3,287.5
Property and Casualty	2,999.5	2,910.8
Total Insurance Reserves	6,238.4	6,198.3
Unearned Premiums	1,274.1	1,233.1
Policyholder Obligations	568.2	608.0
Deferred Income Tax Liabilities	4.3	14.8
Accrued Expenses and Other Liabilities	702.4	762.6
Long-term Debt, Non-Current, at Amortized Cost	944.0	943.5
Liabilities of Consolidated Variable Interest Entity
Insurance Reserves	31.8	29.4
Unearned Premiums	9.9	12.1
Accrued Expenses and Other Liabilities	2.3	1.5
Total Liabilities	9,775.4	9,803.3
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 58,820,772 Shares Issued and Outstanding at March 31, 2026 and 58,666,644 Shares Issued and Outstanding at December 31, 2025	5.9	5.9
Paid-in Capital	1,732.6	1,723.9
Retained Earnings	1,137.8	1,157.8
Accumulated Other Comprehensive Loss	(226.7)	(206.2)
Total Kemper Corporation Shareholders’ Equity	2,649.6	2,681.4
Noncontrolling Interest	(14.5)	(12.0)
Total Shareholders’ Equity	2,635.1	2,669.4
Total Liabilities and Shareholders’ Equity	$12,410.5	$12,472.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
Cash Flows from Operating Activities:
Net (Loss) Income	$(4.4)	$97.0
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Net Realized Investment Gains	(0.4)	(0.9)
Impairment Losses	1.7	(0.3)
Depreciation, Amortization, and Impairments of Property, Equipment, Software and Intangible Assets Acquired	11.6	12.5
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(0.6)	0.6
Change in Fair Value of Equity and Convertible Securities	1.3	(0.1)
Changes in:
Receivables from Policyholders	(29.2)	(78.5)
Reinsurance Recoverables	2.8	(0.9)
Deferred Policy Acquisition Costs	(13.9)	(21.2)
Insurance Reserves	106.6	43.1
Unearned Premiums	38.8	100.8
Income Taxes	(3.5)	22.7
Other	(22.0)	5.2
Net Cash Provided by Operating Activities	88.8	180.0
Cash Flows from Investing Activities:
Proceeds from the Sales, Calls and Maturities of Fixed Maturities	309.4	215.1
Proceeds from the Sales or Paydowns of Investments:
Equity Securities	10.2	7.3
Mortgage Loans	29.0	24.1
Other Investments	5.4	5.9
Purchases of Investments:
Fixed Maturities	(358.8)	(302.5)
Equity Securities	(13.3)	(20.5)
Real Estate Investments	(0.8)	(1.1)
Mortgage Loans	(41.6)	(51.7)
Other Investments	(18.0)	(15.0)
Net Sales of Short-term Investments	22.7	493.6
Acquisition of Software and Long-lived Assets	(10.9)	(7.7)
Settlement Proceeds from Company-Owned Life Insurance	4.7	2.9
Other	(1.1)	0.7
Net Cash (Used in) Provided by Investing Activities	(63.1)	351.1
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
Net Cash (Used in) Provided by Investing Activities (Carryforward from page 8)	(63.1)	351.1
Cash Flows from Financing Activities:
Repayment of Long-term Debt	—	(450.0)
Proceeds from Policyholder Contract Obligations	—	20.0
Repayment of Policyholder Contract Obligations	(39.9)	(25.9)
Proceeds from Shares Issued under Employee Stock Purchase Plan	0.8	0.8
Common Stock Repurchases	—	(4.0)
Dividends Paid	(18.3)	(20.2)
Other	(1.7)	(1.8)
Net Cash Used in Financing Activities	(59.1)	(481.1)

Net (decrease) increase in cash[1]	(33.4)	50.0
Cash, Beginning of Year[1]	126.0	65.4
Cash, End of Period[1]	$92.6	$115.4
[1]Includes amounts attributable to Kemper Reciprocal reported as noncontrolling interest.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
Cash (paid) received during the year for:
Interest	$(14.9)	$(24.5)
Operating Leases	(4.6)	(5.1)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$3.1	$7.6

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2025	58.7	$5.9	$1,723.9	$1,157.8	$(206.2)	$(12.0)	$2,669.4
Net Loss	—	—	—	(1.7)	—	(2.7)	(4.4)
Other Comprehensive Loss, Net of Taxes (Note 11)	—	—	—	—	(20.5)	(0.2)	(20.7)
Cash Dividends and Dividend Equivalents to Shareholders ($0.32 per share)	—	—	—	(18.3)	—	—	(18.3)
Shares Issued Under Employee Stock Purchase Plan (Note 12)	—	—	0.8	—	—	—	0.8
Equity-based Compensation Cost	—	—	10.1	—	—	—	10.1
Equity-based Awards, Net of Shares Exchanged	0.1	—	(2.2)	—	—	—	(2.2)
Other Changes in Noncontrolling Interest	—	—	—	—	—	0.4	0.4
Balance, March 31, 2026	58.8	$5.9	$1,732.6	$1,137.8	$(226.7)	$(14.5)	$2,635.1

	Three Months Ended March 31, 2025
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2024	63.9	$6.4	$1,854.9	$1,231.6	$(304.5)	$(4.1)	$2,784.3
Net Income (Loss)	—	—	—	99.7	—	(2.7)	97.0
Other Comprehensive Income, Net of Taxes (Note 11)	—	—	—	—	43.2	—	43.2
Cash Dividends and Dividend Equivalents to Shareholders ($0.32 per share)	—	—	—	(20.2)	—	—	(20.2)
Repurchases of Common Stock (Note 12)	(0.1)	—	(1.8)	(2.2)	—	—	(4.0)
Shares Issued Under Employee Stock Purchase Plan (Note 12)	—	—	0.8	—	—	—	0.8
Equity-based Compensation Cost	—	—	12.2	—	—	—	12.2
Equity-based Awards, Net of Shares Exchanged	0.2	—	(2.5)	—	—	—	(2.5)
Other Changes in Noncontrolling Interest	—	—	—	—	—	0.7	0.7
Balance, March 31, 2025	64.0	$6.4	$1,863.6	$1,308.9	$(261.3)	$(6.1)	$2,911.5
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
Certain financial information that is included in the annual financial statements, including certain financial statement footnote disclosures prepared in accordance with GAAP, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the three months ended March 31, 2026 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2025.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to April 1, 2026. There were no adoptions of such accounting pronouncements during the three months ended March 31, 2026 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
Guidance Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software, which replaces the existing project stage model with a principles-based approach. Software costs are capitalized when management has committed funding, and it is probable the project will be completed and used as intended. ASU 2025-06 also aligns disclosure requirements with those for property, plant, and equipment, eliminates separate intangible asset disclosures, and supersedes guidance on website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1 - Basis of Presentation and Accounting Policies (Continued)
In December 2025, the FASB issued ASU 2025-11 Narrow-Scope Improvements, which clarifies the scope and application of interim reporting requirements. The amendments enhance guidance on the form and content of interim financial statements, and consolidate required interim disclosures across the Codification, including a new disclosure principle requiring entities to describe events or changes since the last annual reporting period that have a material impact on interim results. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its interim condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which include technical corrections, clarifications, and other minor amendments intended to improve the consistency and usability of the FASB Accounting Standards Codification. The Amendments address a variety of topics and are not intended to change existing accounting conclusions. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Note 2 - Net (Loss) Income Per Unrestricted Share
A reconciliation of the numerator and denominator used in the calculation of Basic Net (Loss) Income Per Unrestricted Share and Diluted Net (Loss) Income Per Unrestricted Share for the three months ended March 31, 2026 and 2025 is presented below.

	Three Months Ended
(Dollars in Millions, except per share amounts)	Mar 31, 2026	Mar 31, 2025
Net (Loss) Income attributable to Kemper Corporation	$(1.7)	$99.7
Shares in Thousands
Weighted-average Unrestricted Shares Outstanding	58,742.8	63,886.7
Equity-based Compensation Equivalent Shares	—	766.1
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	58,742.8	64,652.8

Net (Loss) Income attributable to Kemper Corporation per Unrestricted Share:
(Per Unrestricted Share in Whole Dollars)
Basic Net (Loss) Income Per Unrestricted Share	$(0.03)	$1.56
Diluted Net (Loss) Income Per Unrestricted Share	$(0.03)	$1.54
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 2.1 million and 0.9 million for the three months ended March 31, 2026 and 2025, respectively.

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
The Specialty Property & Casualty Insurance segment’s principal products are specialty personal automobile and commercial automobile insurance. These products are distributed primarily through independent agents and brokers. The Life Insurance segment’s principal products are individual life, accident, supplemental health and property insurance. Career agents employed by the Company distribute these products. Corporate and Other operations include interest expense, board of directors’ fees, general corporate expenses incurred by the Company which are not allocated to other businesses, and eliminations of certain inter-segment amounts. Non-Core Operations includes the results of the Preferred Insurance business which the Company expects to fully exit.
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
Total Segment, Corporate and Other, and Non-Core Operations assets at March 31, 2026 and December 31, 2025 were:

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
Segment Assets:
Specialty Property & Casualty Insurance[1]	$7,047.9	$6,932.8
Life Insurance	4,769.4	4,839.5
Total Segment Assets	11,817.3	11,772.3
Corporate and Other	229.4	332.3
Non-Core Operations	363.8	368.1
Total Assets[1]	$12,410.5	$12,472.7
[1]Includes $71.1 million and $74.5 million attributable to Kemper Reciprocal as of March 31, 2026 and December 31, 2025, respectively, which is reported as a consolidated variable interest entity.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Earned Premiums by product line, including a reconciliation to Total Earned Premiums, for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Specialty Property & Casualty Insurance:
Personal Automobile	$647.0	$753.7
Commercial Automobile	238.2	208.5
Total Specialty Property & Casualty Insurance	885.2	962.2
Life Insurance:
Life	85.6	83.7
Accident and Health	5.3	5.5
Property	9.9	10.5
Total Life Insurance	100.8	99.7
Total Segment Earned Premiums	986.0	1,061.9
Non-Core Operations	13.3	26.0
Total Earned Premiums	$999.3	$1,087.9
Segment Revenues, including a reconciliation to Total Revenues, for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$885.2	$962.2
Net Investment Income	55.3	50.5
Other Income	2.7	1.3
Total Specialty Property & Casualty Insurance	943.2	1,014.0
Life Insurance:
Earned Premiums	100.8	99.7
Net Investment Income	48.7	48.4
Other Income	0.3	0.7
Total Life Insurance	149.8	148.8
Total Segment Revenues	1,093.0	1,162.8
Change in Fair Value of Equity and Convertible Securities	(1.3)	0.1
Non-Core Operations	15.4	27.9
Net Realized Investment Gains, Impairment Losses, and Other[1]	0.1	2.2
Total Revenues	$1,107.2	$1,193.0
[1] During the fourth quarter of 2025, the Company elected to change the presentation of Net Realized Investment Gains, Impairment Losses, and Other by combining them into a single line item. Prior-period amounts have been recast to conform to the current-period presentation.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Significant Segment Expenses that were regularly provided to the CODM for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Segment Expenses:
Specialty Property & Casualty Insurance:
Current Year
Non-catastrophe Losses and LAE	$742.8	$682.3
Catastrophe Losses and LAE	1.3	3.8
Prior Years
Non-catastrophe Losses and LAE	3.2	0.5
Catastrophe Losses and LAE	0.4	0.2
Total Incurred Losses and LAE	747.7	686.8

Policy Acquisition Costs[1]	122.9	132.3
Business Unit Operating Costs[2]	38.0	37.7
Corporate Overhead Costs[3]	35.3	35.1
Total Insurance Expenses	196.2	205.1
Income Tax (Benefit) Expense	(0.8)	24.2
Total Specialty Property & Casualty Insurance	943.1	916.1
Life Insurance:
Policyholders’ Benefits and Incurred Losses and LAE	64.0	62.2

Policy Acquisition Costs[1]	29.3	29.7
Business Unit Operating Costs[2]	26.3	27.5
Corporate Overhead Costs[3]	9.0	9.2
Total Insurance Expenses	64.6	66.4
Income Tax Expense	3.2	3.0
Total Life Insurance	131.8	131.6
Total Segment Expenses	$1,074.9	$1,047.7
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3 - Business Segments (Continued)
Total Segment Adjusted Net Operating Income, including a reconciliation to Net (Loss) Income attributable to Kemper Corporation, for the three months ended March 31, 2026 and 2025 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance
Revenues	$943.2	$1,014.0
Expenses	(943.1)	(916.1)
Specialty Property & Casualty Insurance Adjusted Net Operating Income	0.1	97.9
Life Insurance
Revenues	149.8	148.8
Expenses	(131.8)	(131.6)
Life Insurance Adjusted Net Operating Income	18.0	17.2
Total Segment Adjusted Net Operating Income	18.1	115.1
Corporate and Other Adjusted Net Operating Loss	(8.3)	(11.4)
Less: Net Loss attributable to Noncontrolling Interest	(2.7)	(2.7)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	(1.0)	0.1
Net Realized Investment Gains	0.3	0.7
Impairment Losses	(1.3)	0.2
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(5.0)	(4.2)
Debt Extinguishment, Pension Settlement and Other Charges	—	0.4
Non-Core Operations	(7.2)	(3.9)
Net (Loss) Income attributable to Kemper Corporation	$(1.7)	$99.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the three months ended March 31, 2026 and 2025 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,910.8	$2,611.9
Less: Reinsurance Recoverables at Beginning of Year	25.6	24.3
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,885.2	2,587.6
Incurred Losses and LAE related to:
Current Year	750.6	698.7
Prior Years	6.3	(1.1)
Total Incurred Losses and LAE	756.9	697.6
Paid Losses and LAE related to:
Current Year	187.9	192.5
Prior Years	476.7	480.4
Total Paid Losses and LAE	664.6	672.9
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	2,977.5	2,612.3
Plus: Reinsurance Recoverables at End of Period	22.0	25.3
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Period	$2,999.5	$2,637.6

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends may differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Condensed Consolidated Statements of (Loss) Income in the period of change. Additionally, the Company reviews if any premium revisions are appropriate as a result of any incurred losses and loss adjustment expenses (“LAE”) related to prior years recorded in the current period. For the three months ended March 31, 2026 and 2025, no premium revisions were deemed necessary solely as a result of any incurred losses or LAE related to prior years recorded in the current year.
For the three months ended March 31, 2026, the net adverse prior year development of $6.3 million included $6.2 million of adverse development on prior accident years attributable to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages in the Commercial Automobile product line, partially offset by favorable development on other Specialty Personal Automobile and Commercial Automobile coverages, particularly Specialty Personal Automobile bodily injury coverages, and fewer extra-contractual losses.

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

The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Condensed Consolidated Financial Statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

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
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the three months ended March 31, 2026 and 2025:

		Three Months Ended
(Dollars in Millions)		Mar 31, 2026	Mar 31, 2025
Present Value of Expected Net Premiums	Balance, Beginning of Year	$672.6	$646.1

	Beginning Balance at Original Discount Rate	$686.6	$681.0
	Effect of Changes in Cash Flow Assumptions	—	—
	Effect of Actual Variances from Expected Experience	9.4	9.8
	Adjusted Beginning of Year Balance	696.0	690.8
	Issuances	25.8	20.4
	Interest Accrual	7.3	7.3
	Net Premiums Collected	(24.7)	(23.5)
	Ending Balance at Original Discount Rate	704.4	695.0
	Effect of Changes in Discount Rate Assumptions	(22.6)	(26.8)
	Balance, End of Period	$681.8	$668.2
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Year	$3,348.5	$3,295.9

	Beginning Balance at Original Discount Rate	$3,806.6	$3,812.1
	Effect of Changes in Cash Flow Assumptions	—	—
	Effect of Actual Variances from Expected Experience	9.0	10.0
	Adjusted Beginning of Year Balance	3,815.6	3,822.1
	Issuances	25.8	20.4
	Interest Accrual	41.7	42.0
	Benefit Payments	(57.5)	(61.0)
	Ending Balance at Original Discount Rate	3,825.6	3,823.5
	Effect of Changes in Discount Rate Assumptions	(530.4)	(490.0)
	Balance, End of Period	$3,295.2	$3,333.5
	Net Liability for Future Policyholder Benefits, pre-flooring	$2,613.4	$2,665.3
	Cumulative impact of flooring the future Policyholder Benefits Reserve	—	—
	Net Liability for Future Policyholder Benefits, post-flooring	2,613.4	2,665.3
	Less: Reinsurance Recoverable	—	—
	Net Liability for Future Policyholder Benefits, After Reinsurance Recoverable	$2,613.4	$2,665.3
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Mar 31, 2026	Mar 31, 2025
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	13.2	13.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Liability for Future Policyholder Benefits (Continued)
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Net Liability for Future Policyholder Benefits, post-flooring	$2,613.4	$2,665.3
Deferred Profit Liability	496.5	428.8
Other[1]	129.0	135.4
Total Life and Health Insurance Reserves	$3,238.9	$3,229.5
[1]Other primarily consists of Accident and Health and Universal Life reserves
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, are as follows:

(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Expected Future Benefit Payments, undiscounted	$10,036.5	$10,137.4
Expected Future Gross Premiums, undiscounted	$3,892.9	$4,002.1
Expected Future Gross Premiums, discounted	$2,616.2	$2,671.6
The amount of revenue and interest recognized on life insurance products in the Condensed Consolidated Statements of (Loss) Income is as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Gross Premiums or Assessments	$101.5	$101.7
Interest Expense	$34.5	$34.7
The weighted-average interest rate is as follows:

	Mar 31, 2026	Mar 31, 2025
Interest Accretion Rate	4.50%	4.53%
Current Discount Rate	5.89%	5.72%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company did not make any changes to mortality and lapse assumptions during the three months ended March 31, 2026 and 2025. Market data that underlies current discount rates was updated as of March 31, 2026.
The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Balance, Beginning of Year	$481.7	$412.1
Profits Deferred	39.3	40.8
Interest Accrual	5.5	4.8
Amortization	(29.1)	(28.7)
Effect of Actual Variances from Expected Experience and Other Changes	(0.9)	(0.2)
Balance, End of Period	$496.5	$428.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments
Fixed Maturities
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at March 31, 2026 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$709.3	$2.2	$(84.1)	$—	$627.4
States and Political Subdivisions	1,426.5	1.2	(194.2)	(0.2)	1,233.3
Foreign Governments	14.6	0.1	(0.2)	—	14.5
Corporate Securities:
Bonds and Notes	4,150.8	5.3	(496.6)	(17.2)	3,642.3
Redeemable Preferred Stocks	9.5	0.2	—	—	9.7
Collateralized Loan Obligations	810.8	0.2	(13.0)	(3.5)	794.5
Other Mortgage- and Asset-backed	373.1	0.8	(23.4)	—	350.5
Investments in Fixed Maturities	$7,494.6	$10.0	$(811.5)	$(20.9)	$6,672.2
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at December 31, 2025 were:

	Amortized Cost	Gross Unrealized		Allowance for Expected Credit Losses	Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$702.0	$3.2	$(82.8)	$—	$622.4
States and Political Subdivisions	1,437.3	1.8	(185.7)	(0.2)	1,253.2
Foreign Governments	10.7	0.4	(0.1)	—	11.0
Corporate Securities:
Bonds and Notes	4,089.8	11.4	(433.5)	(17.4)	3,650.3
Redeemable Preferred Stocks	9.8	0.4	—	—	10.2
Collateralized Loan Obligations	850.8	2.5	(7.8)	(2.5)	843.0
Other Mortgage- and Asset-backed	375.3	1.1	(23.2)	—	353.2
Investments in Fixed Maturities	$7,475.7	$20.8	$(733.1)	$(20.1)	$6,743.3
Other Receivables included $2.6 million and $1.6 million of unsettled sales of Investments in Fixed Maturities at March 31, 2026 and December 31, 2025, respectively. There were $17.2 million and $42.7 million of unsettled purchases of Investments in Fixed Maturities included in Accrued Expenses and Other Liabilities as of March 31, 2026 and December 31, 2025, respectively.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2026 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$228.0	$212.8
Due after One Year to Five Years	1,050.3	1,008.2
Due after Five Years to Ten Years	902.3	825.3
Due after Ten Years	3,562.5	2,984.4
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,751.5	1,641.5
Investments in Fixed Maturities	$7,494.6	$6,672.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2026 consisted of securities issued by the Government National Mortgage Association with a fair value of $351.7 million, securities issued by the Federal National Mortgage Association with a fair value of $83.8 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $61.1 million and securities of other non-governmental issuers with a fair value of $1,144.9 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at March 31, 2026 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$92.4	$(0.7)	$365.4	$(83.4)	$457.8	$(84.1)
States and Political Subdivisions	135.5	(2.9)	1,035.4	(191.3)	1,170.9	(194.2)
Foreign Governments	2.1	(0.1)	0.5	(0.1)	2.6	(0.2)
Corporate Securities:
Bonds and Notes	622.9	(13.7)	2,703.8	(482.9)	3,326.7	(496.6)
Redeemable Preferred Stocks	—	—	2.0	—	2.0	—
Collateralized Loan Obligations	517.6	(5.4)	52.9	(7.6)	570.5	(13.0)
Other Mortgage- and Asset-backed	27.9	(1.1)	241.8	(22.3)	269.7	(23.4)
Total Fixed Maturities	$1,398.4	$(23.9)	$4,401.8	$(787.6)	$5,800.2	$(811.5)

Investment-grade fixed maturity investments comprised $793.0 million and below-investment-grade fixed maturity investments comprised $18.5 million of the unrealized losses on investments in fixed maturities at March 31, 2026. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 3.9% of the amortized cost basis of the investment.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Investment-grade fixed maturity investments comprised $719.6 million and below-investment-grade fixed maturity investments comprised $13.6 million of the unrealized losses on investments in fixed maturities at December 31, 2025. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 3.3% of the amortized cost basis of the investment.
Fixed Maturities - Expected Credit Losses
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for three months ended March 31, 2026. Accrued interest excluded from the amortized cost of fixed maturities total $71.1 million and $75.3 million as of March 31, 2026 and December 31, 2025, respectively, and is reported within the Other Receivables line of the Condensed Consolidated Balance Sheets. The Company monitors accrued interest and writes off amounts when they are not expected to be received.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.2	$19.9	$20.1
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	0.5	0.5
Reductions Due to Sales	—	(2.3)	(2.3)
Net Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	—	2.6	2.6
Balance, End of Period	$0.2	$20.7	$20.9
The following table sets forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the three months ended March 31, 2025.

	States and Political Subdivisions	Corporate Bonds and Notes	Total
(Dollars in Millions)
Balance, Beginning of Year	$0.3	$10.4	$10.7
Reductions Due to Sales	—	(0.5)	(0.5)
Net (Decrease) Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.1)	0.3	0.2
Write-offs Charged Against Allowance	—	(1.1)	(1.1)
Balance, End of Period	$0.2	$9.1	$9.3
Equity Securities
Investments in Equity Securities at Fair Value were $308.4 million and $306.4 million at March 31, 2026 and December 31, 2025, respectively. Net unrealized losses arising during the three months ended March 31, 2026 and 2025 and recognized in earnings, related to such investments still held as of March 31, 2026 and March 31, 2025, were $1.1 million and $0.5 million, respectively.
There were no unsettled purchases or sales of Investments in Equity Securities at Fair Value at March 31, 2026. As of December 31, 2025, there were no unsettled purchases and $0.2 million in unsettled sales of Investments in Equity Securities at Fair Value.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
The Company’s maximum exposure to loss at March 31, 2026 is limited to the total carrying value of $176.1 million. In addition, the Company had outstanding commitments totaling approximately $108.2 million to fund Equity Method Limited Liability Investments at March 31, 2026. At March 31, 2026, 3.7% of Equity Method Limited Liability Investments were reported without a reporting lag, 1.5% of the total carrying value were reported with a one-month lag, and the remainder were reported with a greater than one-month but less than or equal to three-month lag.
There were no unsettled purchases and $2.2 million of unsettled sales of Equity Method Limited Liability Investments at March 31, 2026. As of December 31, 2025, there were no unsettled purchases or sales of Equity Method Limited Liability Investments. Unsettled purchases and sales of Equity Method Limited Liability Investments are carried within Accrued Expenses and Other Liabilities and Other Receivables, respectively, on the Condensed Consolidated Balance Sheets.
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment at March 31, 2026 and December 31, 2025 were $279.6 million and $279.9 million, respectively.
Other Investments
The carrying values of the Company’s Other Investments at March 31, 2026 and December 31, 2025 were:

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
Equity Securities at Modified Cost	$21.2	$21.7
Real Estate at Depreciated Cost	92.9	92.7
Mortgage Loans	161.4	149.8
Other	8.4	7.1
Total Other Investments	$283.9	$271.3
Investments in Equity Securities at Modified Cost were $21.2 million and $21.7 million at March 31, 2026 and December 31, 2025, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of (Loss) Income to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the three months ended March 31, 2026 and 2025. The Company did not recognize any impairment on Equity Securities at Modified Cost for the three months ended March 31, 2026 and 2025, respectively, as a result of the Company’s impairment analysis. As of March 31, 2026 and December 31, 2025, the Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $2.2 million and $3.2 million, respectively, of cumulative impairments on Equity Securities at Modified Cost.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Investments (Continued)
Net Investment Income
Net Investment Income for the three months ended March 31, 2026 and 2025 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Investment Income:
Interest on Fixed Maturities[1]	$79.4	$76.4
Dividends on Equity Securities Excluding Alternative Investments	0.7	0.8
Alternative Investments:
Equity Method Limited Liability Investments	0.6	(0.7)
Limited Liability Investments Included in Equity Securities	7.1	3.7
Total Alternative Investments	7.7	3.0
Short-term Investments	3.1	8.6
Loans to Policyholders	5.3	5.3
Real Estate	2.3	2.2
Company-Owned Life Insurance	11.5	10.2
Other	4.0	2.0
Total Investment Income	114.0	108.5
Investment Expenses:
Real Estate	1.8	2.1
Other Investment Expenses	5.1	5.2
Total Investment Expenses	6.9	7.3
Net Investment Income	$107.1	$101.2

[1]Reduced by interest expense incurred on Federal Home Loan Banks (“FHLB”) borrowings used for spread lending purposes of $3.9 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively.

The components of Net Realized Investment Gains for the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Fixed Maturities:
Gains on Sales	$2.6	$1.3
Losses on Sales	(2.4)	(0.5)
Equity Securities:
Gains on Sales	0.2	—
Losses on Sales	—	—
Other Investments:
Gains on Sales	—	0.1
Losses on Sales	—	—
Net Realized Investment Gains	$0.4	$0.9

Gross Gains on Sales	$2.8	$1.4
Gross Losses on Sales	(2.4)	(0.5)
Net Realized Investment Gains	$0.4	$0.9

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
The valuation of assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheets at March 31, 2026 is summarized below. The Company had no material liabilities that are measured and reported at fair value.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$112.9	$514.5	$—	$—	$627.4
States and Political Subdivisions	—	1,231.7	1.6	—	1,233.3
Foreign Governments	—	8.4	6.1	—	14.5
Corporate Securities:
Bonds and Notes	—	3,262.7	379.6	—	3,642.3
Redeemable Preferred Stock	—	5.7	4.0	—	9.7
Collateralized Loan Obligations	—	784.5	10.0	—	794.5
Other Mortgage and Asset-backed	—	320.5	30.0	—	350.5
Total Investments in Fixed Maturities	112.9	6,128.0	431.3	—	6,672.2
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	11.4	2.7	—	14.1
Other Industries	—	5.0	—	—	5.0
Common Stocks:
Finance, Insurance and Real Estate	59.0	—	—	—	59.0
Other Industries	0.4	—	1.6	—	2.0
Other Equity Interests:
Exchange Traded Funds	10.6	—	—	—	10.6
Limited Liability Companies and Limited Partnerships	—	—	—	217.7	217.7
Total Investments in Equity Securities	70.0	16.4	4.3	217.7	308.4
Total Assets	$182.9	$6,144.4	$435.6	$217.7	$6,980.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Fair Value Measurements (Continued)
The valuation of assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheets at December 31, 2025 is summarized below. The Company had no material liabilities that are measured and reported at fair value.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at Net Asset Value	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$115.9	$506.5	$—	$—	$622.4
States and Political Subdivisions	—	1,251.5	1.7	—	1,253.2
Foreign Governments	—	11.0	—	—	11.0
Corporate Securities:
Bonds and Notes	—	3,357.3	293.0	—	3,650.3
Redeemable Preferred Stocks	—	5.8	4.4	—	10.2
Collateralized Loan Obligations	—	830.6	12.4	—	843.0
Other Mortgage and Asset-backed	—	325.3	27.9	—	353.2
Total Investments in Fixed Maturities	115.9	6,288.0	339.4	—	6,743.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	11.6	2.6	—	14.2
Other Industries	—	5.0	—	—	5.0
Common Stocks:
Finance, Insurance and Real Estate	63.2	—	—	—	63.2
Other Industries	0.2	—	1.6	—	1.8
Other Equity Interests:
Exchange Traded Funds	11.9	—	—	—	11.9
Limited Liability Companies and Limited Partnerships	—	—	—	210.3	210.3
Total Investments in Equity Securities	75.3	16.6	4.2	210.3	306.4
Total Assets	$191.2	$6,304.6	$343.6	$210.3	$7,049.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Fair Value Measurements (Continued)
The Company’s investments in Fixed Maturities that are classified as Level 1 primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities at Fair Value that are classified as Level 1 consist of either investments in mutual funds or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 primarily consist of investments in corporate bonds, obligations of states and political subdivisions, collateralized loan obligations, and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities at Fair Value that are classified as Level 2 consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions, quotes in inactive markets or evaluations based on its own proprietary models.
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
The tables below present quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at March 31, 2026 and December 31, 2025. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

		March 31, 2026
(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$112.8	4.8%	-	11.4%	7.1%
Non-investment-grade:
Senior Debt	Market Yield	174.8	6.0	-	13.6	9.2
Junior Debt	Market Yield	34.0	6.8	-	26.0	13.3
Other	Various	109.7
Total Level 3 Fixed Maturity Investments		$431.3

		December 31, 2025
(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$99.1	1.6%	-	11.1%	7.2%
Non-investment-grade:
Senior Debt	Market Yield	102.6	6.3	-	26.1	9.1
Junior Debt	Market Yield	35.2	8.5	-	26.0	13.4
Other	Various	102.5
Total Level 3 Fixed Maturity Investments		$339.4

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2026 is presented below.

	Fixed Maturities						Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Foreign Governments	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$293.0	$—	$1.7	$4.4	$12.4	$27.9	$4.2	$343.6
Total Gains (Losses):
Included in Condensed Consolidated Statements of (Loss) Income	0.2	—	—	—	(1.4)	(0.3)	—	(1.5)
Included in Other Comprehensive Loss	(2.9)	—	(0.1)	0.1	1.5	(0.6)	0.1	(1.9)
Purchases	110.7	6.1	—	—	10.0	8.2	—	135.0
Sales	(28.1)	—	—	(0.5)	(1.6)	—	—	(30.2)
Transfers into Level 3	6.7	—	—	—	1.5	—	—	8.2
Transfers out of Level 3	—	—	—	—	(12.4)	(5.2)	—	(17.6)
Balance, End of Period	$379.6	$6.1	$1.6	$4.0	$10.0	$30.0	$4.3	$435.6
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2025 is presented below.

	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub-divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset- backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$194.2	$1.8	$4.2	$—	$5.0	$3.8	$209.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of (Loss) Income	1.2	—	—	—	—	—	1.2
Included in Other Comprehensive Income	1.8	(0.1)	0.1	—	—	0.7	2.5
Purchases	95.0	—	—	67.0	7.5	0.3	169.8
Sales	(21.3)	—	—	—	—	—	(21.3)
Transfers into Level 3	5.0	—	—	—	10.0	—	15.0
Transfers out of Level 3	(0.1)	—	—	—	—	—	(0.1)
Balance, End of Period	$275.8	$1.7	$4.3	$67.0	$22.5	$4.8	$376.1
The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of March 31, 2026 and December 31, 2025.

(Dollars in Millions)	March 31, 2026		December 31, 2025
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$117.1	$43.5	$115.5	$38.8
Real Estate	24.1	—	24.1	—
Senior Debt	19.4	54.8	21.1	56.9
Leveraged Buyout	6.3	8.1	6.5	0.1
Secondary Transactions	1.2	1.6	1.9	1.6
Distressed Debt	1.4	—	1.4	—
Other	6.6	0.2	5.5	0.1
Total Equity Method Limited Liability Investments	176.1	108.2	176.0	97.5

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	117.0	84.1	115.8	82.3
Leveraged Buyout	44.0	41.6	40.5	41.0
Senior Debt	25.6	7.4	25.5	6.1
Growth Equity	11.3	5.2	10.7	5.7
Distressed Debt	9.6	17.2	10.8	16.1
Secondary Transactions	1.0	1.0	1.3	1.0
Real Estate	0.1	0.2	0.1	—
Other	9.1	2.7	5.6	0.3
Total Reported as Other Equity Interests at Fair Value	217.7	159.4	210.3	152.5

Reported as Equity Securities at Modified Cost:
Other	1.7	—	1.8	0.1
Total Reported as Equity Securities at Modified Cost	1.7	—	1.8	0.1
Total Investments Reported at Fair Value Using NAV	$395.5	$267.6	$388.1	$250.1
The fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. The funds are generally expected to have approximately 10 year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments.

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

Secondary Transactions	Funds that focus on purchasing third party fund interests from investors seeking liquidity within their own portfolio.
Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

		March 31, 2026		December 31, 2025
(Dollars in Millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	Level 3	$279.6	$279.6	$279.9	$279.9
Short-term Investments	Level 1	296.6	296.6	313.5	313.5
Mortgage Loans	Level 3	161.4	161.4	149.8	149.8
Company-Owned Life Insurance	Level 2	586.2	586.2	579.2	579.2
Equity Securities at Modified Cost	Level 3	21.2	21.2	21.7	21.7
Financial Liabilities:
Long-term Debt	Level 2	$944.0	$846.7	$943.5	$868.0
Policyholder Obligations	Level 2	475.0	475.0	513.8	513.8
Loans to policyholders are carried at unpaid principal balance which approximates fair value and are categorized as Level 3 within the fair value hierarchy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of payments, the Company believes the carrying value of policy loans approximates fair value. The fair value measurement of Short-term Investments is estimated using inputs that are considered Level 1 measurements. The Mortgage Loans fair value measurement is considered equal to amortized cost given the short-term nature of the investments. The fair value measurement of Equity Securities at Modified Cost is estimated using inputs that are considered Level 3 measurements. The cash surrender value of Company-Owned Life Insurance approximates fair value and is considered to be a Level 2 investment. The fair value of Long-term Debt is estimated using quoted prices from brokers and dealers for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. Policyholder Obligations presented in the preceding table consist of advances from the FHLB of Chicago, and the inputs used in the valuation are considered Level 2 measurements.

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
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of December 31, 2025, the Company had contributed $36.0 million of surplus to the Reciprocal Exchange. During the first three months of 2026, the Company did not contribute additional surplus to the Reciprocal Exchange. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net (Loss) Income. However, the management fee income earned by the AIF is reported in Net (Loss) Income attributable to Kemper Corporation and is included in basic and diluted earnings per share.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9 - Deferred Policy Acquisition Costs
The following tables present the balances and changes in Deferred Policy Acquisition Costs for the Specialty Property and Casualty Insurance segment, Life Insurance segment, and Non-Core Operations business for the three months ended March 31, 2026 and 2025:

(Dollars in Millions)	Specialty	Life	Segment Total	Non-Core Operations	Total
Balance, December 31, 2025[1]	$158.8	$497.1	$655.9	$0.8	$656.7
Capitalizations	125.6	16.1	141.7	1.1	142.8
Amortization Expense[2]	(121.6)	(6.8)	(128.4)	(0.5)	(128.9)
Balance, March 31, 2026[1]	$162.8	$506.4	$669.2	$1.4	$670.6
[1] Includes $1.0 million and $1.3 million attributable to Kemper Reciprocal as of March 31, 2026 and December 31, 2025, respectively, which is reported as a consolidated variable interest entity.
[2]The Life Insurance segment includes increases to amortization expense related to experience adjustments of $0.4 million for the three months ended March 31, 2026.

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
[2]The Life Insurance segment includes increases to amortization expense related to experience adjustments of $0.9 million for the three months ended March 31, 2025.
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
The Company did not make any changes to future assumptions for the three months ended March 31, 2026 and 2025.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Receivables from Policyholders - Allowance for Expected Credit Losses
The following tables present the balances of Receivables from Policyholders, net of the allowance for expected credit losses, as of March 31, 2026 and 2025, and a roll forward of changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$1.9	$—	$1.9	$0.1	$2.0
Provision for Expected Credit Losses	9.6	—	9.6	—	9.6
Write-offs of Uncollectible Receivables from Policyholders	(10.1)	—	(10.1)	—	(10.1)
Balance, End of Period	$1.4	$—	$1.4	$0.1	$1.5

Receivable Balance, End of Period[1]	$988.5	$10.2	$998.7	$6.1	$1,004.8
[1]Specialty, Total Segments, and Total Includes $7.7 million attributable to Kemper Reciprocal, which is reported as a consolidated variable interest entity.

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss (“AOCI”) by component for the three months ended March 31, 2026 and 2025.

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Net Loss on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2026	$(559.5)	$(3.0)	$6.1	$(0.6)	$350.8	(206.2)
Other Comprehensive (Loss) Income Before Reclassifications	(70.5)	(1.0)	—	—	50.3	(21.2)
Amounts Reclassified from AOCI Net of Tax Expense (Benefit) of $0.3, $0.0, $(0.1), $0.0, $0.0, and $0.2	1.1	—	(0.3)	(0.1)	—	0.7
Other Comprehensive (Loss) Income Net of Tax (Benefit) Expense of $(18.5), $(0.3), $(0.1), $0.0, $13.4, and $(5.5)	(69.4)	(1.0)	(0.3)	(0.1)	50.3	(20.5)
Balance as of March 31, 2026	$(628.9)	$(4.0)	$5.8	$(0.7)	$401.1	$(226.7)

(Dollars in Millions)	Net Unrealized Losses on Fixed Maturities	Net Unrealized Losses on Investments with an Allowance for Credit Losses	Net Unrecognized Postretirement Benefit Costs	Gain on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2025	$(687.8)	$(3.2)	$8.4	$(2.2)	$380.3	$(304.5)
Other Comprehensive Income (Loss) Before Reclassifications	53.2	2.3	—	2.4	(14.3)	43.6
Amounts Reclassified from AOCI Net of Tax Expense (Benefit) of $0.4, $(0.3), $(0.1), $(0.1), $0.0 and $(0.1)	1.5	(1.3)	(0.4)	(0.2)	—	(0.4)
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $14.5, $0.3, $(0.1), $(0.1), $(3.8), and $10.8	54.7	1.0	(0.4)	2.2	(14.3)	43.2
Balance as of March 31, 2025	$(633.1)	$(2.2)	$8.0	$—	$366.0	$(261.3)
Amounts reclassified from AOCI shown above are reported in Net (Loss) Income as follows:

Components of AOCI	Condensed Consolidated Statements of (Loss) Income Line Item Affected by Reclassifications
Net Unrealized Losses on Fixed Maturities	Net Realized Investment Gains
Net Unrealized Losses on Investments with an Allowance for Credit Losses	Impairment Losses and Net Realized Investment Gains
Net Unrecognized Postretirement Benefit Costs	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance and Other Expenses, and Interest Expense
Net (Loss) Gain on Cash Flow Hedges	Net Investment Income and Interest Expense

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Shareholders’ Equity
Common Stock Repurchases
On August 5, 2025, Kemper’s Board of Directors approved a share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). As of March 31, 2026, the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million.
No shares were repurchased during the three months ended March 31, 2026.

During the three months ended March 31, 2025, Kemper repurchased and retired approximately 64,000 shares of its common stock in open market transactions under its share repurchase authorization for an aggregate cost of $4.0 million and an average cost per share of $62.91.
Employee Stock Purchase Plan
During the three months ended March 31, 2026 and 2025, the Company issued approximately 25,000 and 12,000 shares under the Kemper Employee Stock Purchase Plan (“ESPP”), respectively, at an average discounted price of $25.98 and $56.82 per share. Compensation costs charged against income were $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Note 13 - Amortization of Intangible Assets
The following table presents the amortization expense on definite life intangible assets incurred by the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Specialty Property & Casualty Insurance	$4.7	$4.2
Life Insurance	1.7	1.6
Total Segment Amortization Expense	6.4	5.8
Corporate and Other	3.3	4.9
Non-Core Operations	0.6	0.6
Total Amortization Expense	$10.3	$11.3
Note 14 - Policyholder Obligations
Policyholder Obligations at March 31, 2026 and December 31, 2025 were as follows:

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
FHLB Funding Agreements	$475.0	$513.8
Universal Life-type Policyholder Account Balances	93.2	94.2
Total	$568.2	$608.0
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the three months ended March 31, 2026, United Insurance received no advances from the FHLB of Chicago and made repayments of $38.8 million under the spread lending program.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Policyholder Obligations (Continued)
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at March 31, 2026 and December 31, 2025 is presented below.

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
Liability under Funding Agreements	$475.0	$513.8
Fair Value of Collateral Pledged	618.5	661.3
FHLB of Chicago Common Stock Owned at Cost	17.5	17.7
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of March 31, 2026 and 2025, respectively. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $256.1 million and $260.3 million as of March 31, 2026 and December 31, 2025, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts was $93.2 million and $94.2 million as of March 31, 2026 and December 31, 2025, respectively.
Note 15 - Debt
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total maximum capacity of $800.0 million. There were no outstanding borrowings under the credit agreement at either March 31, 2026 or December 31, 2025.
Subsequently, on May 4, 2026, the Company reduced the borrowing capacity under the credit agreement from $600.0 million to $350.0 million in accordance with terms of the agreement. The accordion feature remains unchanged and permits the Company to increase total borrowing capacity up to $550.0 million.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Non-Current outstanding at March 31, 2026 and December 31, 2025 was:

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
Non-Current:
2.400% Senior Notes due September 30, 2030	398.0	397.9
3.800% Senior Notes due February 23, 2032	397.1	396.9
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	148.9	148.7
Total Long-term Debt Outstanding	$944.0	$943.5

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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity Universal Insurance Company (“Trinity”) and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. The Company did not receive advances or make repayments of short-term debt during the three months ended March 31, 2026 and 2025 for cash and risk management purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at March 31, 2026 or December 31, 2025. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 14, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements.
Note 16 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018, 2019 and 2021. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. Tax years 2020 and 2022 are currently under examination and will remain open until the examination is complete. The statute of limitations related to tax years 2014, 2015, 2016, and 2017 has been extended to December 31, 2026. Tax years 2023 and 2024 are subject to a statute of three years from the extended due dates of October 15, 2024, and 2025, respectively. The extended due date for 2025 income tax returns is October 15, 2026.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16 - Income Taxes (Continued)
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The interim period tax expense or benefit is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. For the three months ended March 31, 2026, the income tax benefit attributable to Kemper Corporation was $2.8 million, or 62.2% of loss before income taxes, compared to an income tax expense of $23.5 million, or 19.1% of income before income taxes for the three months ended March 31, 2025.
There were no Unrecognized Tax Benefits at March 31, 2026, or December 31, 2025. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income Tax (Benefit) Expense. There were no liabilities for accrued interest and penalties for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, there were no federal, state, or foreign income taxes paid or received.
Note 17 - Commitments and Contingencies
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
Note 18 - Subsequent Events
Subsequent to March 31, 2026, the Company completed the sale of Newins Insurance Agency Holdings, LLC and its subsidiaries (“Newins”), a small distribution business within its Specialty Property & Casualty Insurance segment, to Freeway Insurance Services America, LLC in a transaction that closed on April 1, 2026.

The sale includes approximately $14.9 million of assets and $5.3 million of liabilities, and the Company expects to recognize a preliminary pre-tax gain of approximately $7.2 million in the second quarter of 2026, subject to final closing adjustments.

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
(ii) Net Realized Investment Gains;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment, Pension Settlement and Other Charges;
(vi) Goodwill Impairment Charges;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the three months ended March 31, 2026 or 2025.
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
Summary of Results
Net Loss attributable to Kemper Corporation was $1.7 million ($(0.03) per unrestricted common share) for the three months ended March 31, 2026, compared to Net Income attributable to Kemper Corporation of $99.7 million ($1.56 per unrestricted common share) for the same period in 2025.
A reconciliation of Net (Loss) Income attributable to Kemper Corporation to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the three months ended March 31, 2026 and 2025 is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025	Change
Net (Loss) Income attributable to Kemper Corporation	$(1.7)	$99.7	$(101.4)
Less:
Change in Fair Value of Equity and Convertible Securities	(1.0)	0.1	(1.1)
Net Realized Investment Gains	0.3	0.7	(0.4)
Impairment Losses	(1.3)	0.2	(1.5)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(5.0)	(4.2)	(0.8)
Debt Extinguishment, Pension Settlement, and Other Charges	—	0.4	(0.4)
Non-Core Operations	(7.2)	(3.9)	(3.3)
Adjusted Consolidated Net Operating Income	$12.5	$106.4	$(93.9)

Components of Adjusted Consolidated Net Operating Income:
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance	$0.1	$97.9	$(97.8)
Life Insurance	18.0	17.2	0.8
Total Segment Adjusted Net Operating Income	18.1	115.1	(97.0)
Corporate and Other Adjusted Net Operating Loss	(8.3)	(11.4)	3.1
Less: Net Loss attributable to Noncontrolling Interest	(2.7)	(2.7)	—
Adjusted Consolidated Net Operating Income	$12.5	$106.4	$(93.9)

Summary of Results (Continued)
Net (Loss) Income attributable to Kemper Corporation
Net (Loss) Income attributable to Kemper Corporation decreased by $101.4 million for the three months ended March 31, 2026, compared to the same period in 2025, due primarily to lower Adjusted Consolidated Net Operating Income.
Adjusted Consolidated Net Operating Income decreased by $93.9 million for the three months ended March 31, 2026, compared to the same period in 2025, due primarily to a deterioration in Specialty Personal Automobile’s Underlying loss and LAE ratio driven by higher claim severity and frequency on bodily injury and property damage coverages in California, lower business volumes, and a Florida Statutory Profit Limit Refund (as further discussed below), partially offset by higher average earned premium per exposure resulting from rate increases.
Following the enactment of Florida insurance reform in 2023, the Company has experienced lower loss costs within its personal auto business, resulting in favorable loss reserve development and improved expected profitability for recent accident years. As of December 31, 2025, the Company concluded that it is probable Florida personal auto underwriting profit for the three most recent accident years ended December 31, 2025 will exceed the profit limitation established under Florida statute, and recorded a reduction to earned premiums representing its estimate of profits expected to be returned to policyholders. During the first quarter of 2026, the Company increased its estimate of profits expected to be returned to policyholders for the three most recent accident years ended December 31, 2025 by $11.0 million given favorable development through March 31, 2026. During the first quarter of 2026, the Company also concluded that it is probable underwriting profit for the subsequent three-year accident period (2024 through 2026) will exceed the applicable profit limitation and recorded a reduction to earned premiums of $17.0 million representing its estimate of profits expected to be returned to policyholders for that period. These actions resulted in a total reduction to earned premiums of $28.0 million for the quarter. The estimate for accident years 2024 through 2026 remains subject to changes based on future development through March 31, 2027. The statute requires that excess profits for accident years 2023 through 2025 be returned to policyholders active as of December 31, 2025, and the Company expects to do so.
The loss from Non-Core Operations increased by $3.3 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to reduced earned premiums outpacing expense reductions as the business continues to run off, as well as higher adverse prior year development. Separately, on August 1, 2025, certain Non-Core Operations subsidiaries entered into a renewal rights agreement with a third party and certain of its affiliates (collectively, the “Third Party”) whereby the Third Party will offer replacement policies for certain policies written by these subsidiaries in New York in accordance with the state’s non-renewal rules. During the first quarter of 2026, these subsidiaries received regulatory approval from the New York Department of Financial Services for their withdrawal plans from the state.

Corporate and Other Adjusted Net Operating Loss decreased by $3.1 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by lower interest expense due to the redemption of $450 million of 4.350% senior notes in the first quarter of 2025.
Revenues
Total Revenues decreased by $85.8 million to $1,107.2 million for the three months ended March 31, 2026, compared to $1,193.0 million for the same period in 2025. The decrease was primarily driven by lower earned premiums.
Earned Premiums decreased by $88.6 million to $999.3 million for the three months ended March 31, 2026, compared to $1,087.9 million for the same period in 2025. This was primarily driven by a $77.0 million decrease from the Specialty Property & Casualty Insurance segment, mainly attributable to lower personal automobile volumes, a $28.0 million Florida Statutory Profit Limit Refund, and further impacted by a $12.7 million reduction from our Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the exit and run-off of the business. These decreases were partially offset by higher commercial automobile volumes within the Specialty Property & Casualty Insurance segment.
Net Investment Income increased by $5.9 million to $107.1 million for the three months ended March 31, 2026, compared to $101.2 million for the same period in 2025, mostly driven by increased earnings on alternative investments, higher levels of fixed maturity securities and mortgage loans, partially offset by lower average Short-term invested assets.
Net Realized Investment Gains decreased by $0.5 million to $0.4 million for the three months ended March 31, 2026, compared to $0.9 million for the same period in 2025, due primarily to decreased gains on sales of fixed maturity and equity securities, partially offset by the absence of net realized losses on ultra-long treasury future derivative transactions that did not qualify for hedge accounting.

Summary of Results (Continued)
Impairment losses increased by $2.0 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by an increase in the allowance for credit losses on fixed maturity securities.
Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Net Premiums Written	$925.0	$1,068.8

Earned Premiums	$885.2	$962.2
Net Investment Income	55.3	50.5
Other Income	2.7	1.3
Total Revenues	943.2	1,014.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	742.8	682.3
Catastrophe Losses and LAE	1.3	3.8
Prior Years:
Non-catastrophe Losses and LAE	3.2	0.5
Catastrophe Losses and LAE	0.4	0.2
Total Incurred Losses and LAE	747.7	686.8
Insurance Expenses	196.2	205.1
Segment Adjusted Operating (Loss) Income	(0.7)	122.1
Income Tax (Benefit) Expense	(0.8)	24.2
Total Segment Adjusted Net Operating Income	$0.1	$97.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.0%	70.9%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	0.4	0.1
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	84.5	71.4
Insurance Expense Ratio	22.2	21.3
Combined Ratio	106.7%	92.7%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	84.0%	70.9%
Insurance Expense Ratio	22.2	21.3
Underlying Combined Ratio	106.2%	92.2%
Non-GAAP Measure Reconciliation
Combined Ratio	106.7%	92.7%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.1	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	0.4	0.1
Prior Years Catastrophe Losses and LAE Ratio	—	—
Underlying Combined Ratio	106.2%	92.2%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
Insurance Reserves:
Personal Automobile	$1,880.0	$1,826.8
Commercial Automobile	996.1	942.6
Total Insurance Reserves	$2,876.1	$2,769.4

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,027.9	$960.4
Incurred But Not Reported	1,651.8	1,610.9
Total Loss and LAE Reserves	2,679.7	2,571.3
Unallocated LAE Reserves	196.4	198.1
Total Insurance Reserves[1]	$2,876.1	$2,769.4
[1]Includes $31.8 million and $29.4 million attributable to Kemper Reciprocal as of March 31, 2026 and December 31, 2025, respectively, which is reported as a consolidated variable interest entity.
See MD&A, “Critical Accounting Estimates,” of the 2025 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE from prior accident years, also referred to as “reserve development” in the discussion of segment results, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Overall
Three Months Ended March 31, 2026 Compared to the Same Period in 2025
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $0.1 million for the three months ended March 31, 2026, compared to Total Segment Adjusted Net Operating Income of $97.9 million for the same period in 2025. Segment adjusted net operating results decreased by $97.8 million, which included a $100.9 million decrease from personal automobile insurance and a $3.1 million increase from commercial vehicle insurance. The decrease in personal automobile Adjusted Net Operating Income was primarily driven by higher underlying losses resulting from higher claim severity and frequency in California, lower business volumes, as well as a $28.0 million Florida Statutory Profit Limit Refund, partially offset by higher average earned premiums per exposure resulting from rate increases. The increase in commercial automobile insurance Adjusted Net Operating Income was primarily driven by higher earned premium per exposure, partially offset by higher underlying losses and adverse prior year development.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $77.0 million for the three months ended March 31, 2026, compared to the same period in 2025, due to lower personal automobile volumes and a $28.0 million Florida Statutory Profit Limit Refund, partially offset by higher commercial automobile volumes.
Net Investment Income in the Specialty Property & Casualty Insurance segment increased by $4.8 million for the three months ended March 31, 2026, compared to the same period in 2025, due primarily to higher levels and yields from fixed maturity securities and increased earnings on alternative investments, partially offset by lower average short-term investments.

Specialty Property & Casualty Insurance (Continued)
Incurred losses and LAE were $747.7 million, or 84.5% of earned premiums for the three months ended March 31, 2026, compared to $686.8 million, or 71.4% of earned premiums, for the same period in 2025. Incurred losses and LAE as a percentage of earned premiums increased primarily due to a deterioration in the underlying loss and LAE ratio and adverse prior year development in commercial automobile, partially offset by favorable prior year development in personal automobile. Underlying losses and LAE as a percentage of earned premiums were 84.0% for the three months ended March 31, 2026, a deterioration of 13.1 percentage points, compared to the same period in 2025, due to higher claim severity and frequency primarily related to bodily injury and property damage coverages in California, partially offset by higher average earned premium per exposure (4.7% increase year over year). Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Adverse loss and LAE reserve development (including catastrophe reserve development) was $3.6 million for the three months ended March 31, 2026, compared to adverse development of $0.7 million for the same period in 2025, a deterioration of $2.9 million due primarily to evolving loss patterns on bodily injury coverages in commercial automobile. Catastrophe losses and LAE (excluding reserve development) were $1.3 million for the three months ended March 31, 2026 compared to $3.8 million for the same period in 2025, an improvement of $2.5 million due to fewer catastrophe events in 2026.
Insurance Expenses were $196.2 million, or 22.2% of earned premiums, for the three months ended March 31, 2026, compared to $205.1 million, or 21.3% of earned premiums for the same period in 2025. Insurance Expenses decreased $8.9 million due to lower expenses associated with decreased business volumes.
The Specialty Property & Casualty Insurance segment’s first quarter of 2026 effective income tax rate was 114.3% compared to 19.8% for the same period in 2025. The effective income tax rate for the first quarters of 2026 and 2025 differs from the federal statutory income tax rate primarily due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible stock and executive compensation. The difference in effective tax rates between the first quarters of 2026 and 2025 is primarily due to changes in pretax income.

Specialty Property & Casualty Insurance (Continued)
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Net Premiums Written	$650.4	$823.9
Earned Premiums	$647.0	$753.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$568.1	$528.4
Catastrophe Losses and LAE	1.1	2.7
Prior Years:
Non-catastrophe Losses and LAE	(2.9)	(4.7)
Catastrophe Losses and LAE	0.4	0.1
Total Incurred Losses and LAE	$566.7	$526.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	87.7%	70.1%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	0.1	—
Total Incurred Loss and LAE Ratio	87.6%	69.9%
Insurance Expense Ratio	23.3%	22.1%
Combined Ratio	110.9%	92.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	87.7%	70.1%
Insurance Expense Ratio	23.3	22.1
Underlying Combined Ratio	111.0%	92.2%
Non-GAAP Measure Reconciliation
Combined Ratio	110.9%	92.0%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.2	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	(0.4)	(0.6)
Prior Years Catastrophe Losses and LAE Ratio	0.1	—
Underlying Combined Ratio	111.0%	92.2%

Specialty Property & Casualty Insurance (Continued)
Three Months Ended March 31, 2026 Compared to the Same Period in 2025
Earned Premiums on personal automobile insurance decreased by $106.7 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower volumes and a $28.0 million Florida Statutory Profit Limit Refund. Incurred losses and LAE were $566.7 million, or 87.6% of earned premiums for the three months ended March 31, 2026, compared to $526.5 million, or 69.9% of earned premiums, for the same period in 2025. Incurred losses and LAE as a percentage of earned premiums increased due to a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of related earned premiums were 87.7% for the three months ended March 31, 2026, compared to 70.1% for the same period in 2025, a deterioration of 17.6 percentage points. The deterioration was driven by higher claim severity and frequency, primarily related to bodily injury and property damage coverages in California, and the Florida Statutory Profit Limit Refund, partially offset by higher average earned premium per exposure (3.3% increase year over year). Favorable loss and LAE reserve development was $2.5 million for the three months ended March 31, 2026, compared to favorable development of $4.6 million for the same period in 2025, a deterioration of $2.1 million due primarily to loss patterns in bodily injury and higher losses associated with litigation matters, partially offset by development on personal injury protection and collision coverages. Catastrophe losses and LAE (excluding reserve development) were $1.1 million for the three months ended March 31, 2026, compared to $2.7 million for the same period in 2025, an improvement of $1.6 million due to fewer catastrophe events in 2026.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Net Premiums Written	$274.6	$244.9
Earned Premiums	$238.2	$208.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$174.7	$153.9
Catastrophe Losses and LAE	0.2	1.1
Prior Years:
Non-catastrophe Losses and LAE	6.1	5.2
Catastrophe Losses and LAE	—	0.1
Total Incurred Losses and LAE	$181.0	$160.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	73.3%	73.9%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	2.6	2.5
Prior Years Catastrophe Losses and LAE Ratio	—	—
Total Incurred Loss and LAE Ratio	76.0%	76.9%
Insurance Expense Ratio	19.1%	18.4%
Combined Ratio	95.1%	95.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	73.3%	73.9%
Insurance Expense Ratio	19.1	18.4
Underlying Combined Ratio	92.4%	92.3%
Non-GAAP Measure Reconciliation
Combined Ratio	95.1%	95.3%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.1	0.5
Prior Years Non-catastrophe Losses and LAE Ratio	2.6	2.5
Prior Years Catastrophe Losses and LAE Ratio	—	—
Underlying Combined Ratio	92.4%	92.3%

Specialty Property & Casualty Insurance (Continued)
Three Months Ended March 31, 2026 Compared to the Same Period in 2025
Earned Premiums from commercial automobile insurance increased by $29.7 million for the three months ended March 31, 2026, compared to the same period in 2025, due primarily to higher average earned premium per exposure, targeted mix shifts, and higher business volumes. Incurred losses and LAE were $181.0 million, or 76.0% of earned premiums in 2026, compared to $160.3 million, or 76.9% of earned premiums in 2025. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to an improvement in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of earned premiums were 73.3% for the three months ended March 31, 2026, compared to 73.9% during the same time period in 2025, an improvement of 0.6 percentage points driven by higher average earned premium per exposure (2.5% increase year over year), partially offset by higher claim frequency and severity, primarily related to bodily injury coverages. Adverse loss and LAE reserve development was $6.1 million for the three months ended March 31, 2026, compared to adverse development of $5.3 million for the same period in 2025, a deterioration of $0.8 million due primarily to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $0.2 million for the three months ended March 31, 2026 compared to $1.1 million for the same period in 2025, a decrease of $0.9 million due to fewer catastrophic events in 2026.

Life Insurance
Selected financial information for the Life Insurance segment is presented below.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Earned Premiums	$100.8	$99.7
Net Investment Income	48.7	48.4
Other Income	0.3	0.7
Total Revenues	149.8	148.8
Policyholders’ Benefits and Incurred Losses and LAE	64.0	62.2
Insurance Expenses	64.6	66.4
Segment Adjusted Operating Income	21.2	20.2
Income Tax Expense	3.2	3.0
Total Segment Adjusted Net Operating Income	$18.0	$17.2
Insurance Reserves

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
Insurance Reserves:
Future Policyholder Benefits	$3,199.9	$3,248.1
Incurred Losses and LAE Reserves:
Life	34.4	35.0
Accident and Health	4.6	4.4
Property	1.8	1.9
Total Incurred Losses and LAE Reserves	40.8	41.3
Total Insurance Reserves	$3,240.7	$3,289.4
Overall
Three Months Ended March 31, 2026 Compared to the Same Period in 2025
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $18.0 million for the three months ended March 31, 2026, compared to $17.2 million for the same period in 2025. The increase in segment net operating results was due primarily to lower Insurance Expenses and higher Earned Premiums, partially offset by higher Policyholders’ Benefits from life insurance products.

Life Insurance (Continued)
Earned Premiums increased $1.1 million for the three months ended March 31, 2026, compared to the same period in 2025, due primarily to higher average premiums per policy on life insurance products.
Net investment income increased by $0.3 million for the three months ended March 31, 2026, compared to the same period in 2025, due primarily to increased earnings on alternative investments and higher earnings on Company-Owned Life Insurance, partially offset by lower yields on fixed maturities.

Policyholders’ Benefits and Incurred Losses and LAE increased by $1.8 million for the three months ended March 31, 2026, compared to the same period in 2025, due to an increase in insurance reserves related to favorable changes in mortality experience.

Insurance Expenses decreased by $1.8 million for the three months ended March 31, 2026, compared to the same period in 2025, due to management actions to lower operating expenses and lower commission expense.
The Life Insurance segment’s first quarter 2026 effective income tax rate was 15.2% compared to 15.0% for the same period in 2025. The effective income tax rate for the first quarters of 2026 and 2025 differs from the federal statutory income tax rate primarily due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible stock and executive compensation. The increase in the effective tax rate from the first quarter of 2025 is primarily due to an increase in pretax income, partially offset by an increase in tax benefits from Company-Owned Life Insurance.

Investment Results
Net Investment Income
Net Investment Income for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Investment Income:
Interest on Fixed Maturities[1]	$79.4	$76.4
Dividends on Equity Securities Excluding Alternative Investments	0.7	0.8
Alternative Investments:
Equity Method Limited Liability Investments	0.6	(0.7)
Limited Liability Investments Included in Equity Securities	7.1	3.7
Total Alternative Investments	7.7	3.0
Short-term Investments	3.1	8.6
Loans to Policyholders	5.3	5.3
Real Estate	2.3	2.2
Company-Owned Life Insurance	11.5	10.2
Other	4.0	2.0
Total Investment Income	114.0	108.5
Investment Expenses:
Real Estate	1.8	2.1
Other Investment Expenses	5.1	5.2
Total Investment Expenses	6.9	7.3
Net Investment Income	$107.1	$101.2

[1]Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $3.9 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively.

Investment Results (Continued)
Net Investment Income was $107.1 million and $101.2 million for the three months ended March 31, 2026 and 2025, respectively. Net Investment Income increased by $5.9 million in 2026, mostly driven by increased earnings on alternative investments, higher levels of fixed maturity securities and mortgage loans (included in other investments), partially offset by lower average short-term invested assets.
Change in Unrealized Gains and Losses on Investments
Unrealized losses on investments increased $89.5 million for the three months ended March 31, 2026, primarily due to increases in interest rates.
Change in Fair Value of Equity and Convertible Securities
The components of Change in Fair Value of Equity and Convertible Securities for the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Preferred Stocks	$—	$0.8
Common Stocks	0.1	0.3
Other Equity Interests:
Exchange Traded Funds	0.8	—
Limited Liability Companies and Limited Partnerships	(2.2)	(1.0)
Total Other Equity Interests	(1.4)	(1.0)
Change in Fair Value of Equity Securities	(1.3)	0.1
Change in Fair Value of Convertible Securities	—	—
Change in Fair Value of Equity and Convertible Securities	$(1.3)	$0.1
Net Realized Gains on Sales of Investments
The components of Net Realized Investment Gains for the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Fixed Maturities:
Gains on Sales	$2.6	$1.3
Losses on Sales	(2.4)	(0.5)
Equity Securities:
Gains on Sales	0.2	—
Losses on Sales	—	—
Other Investments:
Gains on Sales	—	0.1
Losses on Sales	—	—
Net Realized Investment Gains	$0.4	$0.9

Gross Gains on Sales	$2.8	$1.4
Gross Losses on Sales	(2.4)	(0.5)
Net Realized Investment Gains	$0.4	$0.9

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
The components of Impairment Losses in the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended
	Mar 31, 2026		Mar 31, 2025
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(0.8)	15	$0.3	18
Real Estate	(0.2)	1	—	—
Other	(0.7)	7	—	—
Impairment Losses[1]	$(1.7)		$0.3
1 Includes losses from intent-to-sell securities and direct write-down securities of $1.3 million and $1.2 million for the three months ended March 31, 2026, and 2025 respectively.

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At March 31, 2026, approximately 93.5% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2026 and December 31, 2025:

(Dollars in Millions)		Mar 31, 2026			Dec 31, 2025
NAIC Rating	Rating	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
1	AAA, AA, A	$5,271.3	$4,651.8	69.7%	$5,319.9	$4,750.5	70.5%
2	BBB	1,755.5	1,589.2	23.8	1,710.2	1,574.4	23.3
3-4	BB, B	418.7	393.1	5.9	390.6	375.1	5.6
5-6	CCC or Lower	49.1	38.1	0.6	55.0	43.3	0.6
Total Investments in Fixed Maturities		$7,494.6	$6,672.2	100.0%	$7,475.7	$6,743.3	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $18.5 million and $13.6 million at March 31, 2026 and December 31, 2025, respectively.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2026 and December 31, 2025:

	Mar 31, 2026		Dec 31, 2025
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$627.4	7.3%	$622.4	7.2%
States and Political Subdivisions:
Revenue Bonds	1,109.4	12.9	1,128.5	13.0
States	68.3	0.8	68.7	0.8
Political Subdivisions	55.6	0.6	56.1	0.6
Foreign Governments	14.5	0.2	11.0	0.1
Total Investments in Governmental Fixed Maturities	$1,875.2	21.8%	$1,886.7	21.7%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amounts invested at March 31, 2026.

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	740	$1,394.1
$5 -$10	187	1,383.5
$10 - $20	106	1,423.4
$20 - $30	17	389.8
Greater Than $30	6	206.2
Total	1,056	$4,797.0
The Company’s short-term investments primarily consist of money market funds, U.S. Treasury bills and short-term bonds. At March 31, 2026, the Company had $294.8 million invested in money market funds, which primarily invest in U.S. Treasury securities, and $1.8 million invested in U.S. Treasury bills and short-term bonds.

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in senior debt, mezzanine debt, and leveraged buyouts. Investments in limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests included in Equity Securities at Fair Value, or Other Investments, depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2026 and December 31, 2025 is presented below.

(Dollars in Millions)	Unfunded Commitment	Reported Value
Asset Class	Mar 31, 2026	Mar 31, 2026	Dec 31, 2025
Reported as Equity Method Limited Liability Investments:
Senior Debt	$54.8	$19.4	$21.1
Mezzanine Debt	43.5	117.1	115.5
Leveraged Buyout	8.1	6.3	6.5
Secondary Transactions	1.6	1.2	1.9
Real Estate	—	24.1	24.1
Distressed Debt	—	1.4	1.4
Other	0.2	6.6	5.5
Total Equity Method Limited Liability Investments	108.2	176.1	176.0

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	84.1	117.0	115.8
Leveraged Buyout	41.6	44.0	40.5
Distressed Debt	17.2	9.6	10.8
Senior Debt	7.4	25.6	25.5
Growth Equity	5.2	11.3	10.7
Secondary Transactions	1.0	1.0	1.3
Real Estate	0.2	0.1	0.1
Other	2.7	9.1	5.6
Total Reported as Other Equity Interests at Fair Value	159.4	217.7	210.3

Reported as Other Investments:
Other Equity Investments	—	5.8	5.9

Total Investments in Limited Liability Companies and Limited Partnerships	$267.6	$399.6	$392.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Insurance and Other Expenses:
Insurance Expenses:
Policy Acquisition Costs	$152.7	$164.3
Business Unit Operating Costs	69.2	75.1
Corporate Overhead Costs	46.4	46.7
Insurance Expenses	268.3	286.1
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	6.3	5.3
Other Corporate Costs	2.4	3.1
Other Expenses	8.7	8.4
Insurance and Other Expenses	277.0	294.5
Interest Expense	9.3	11.4
Total Insurance, Interest, and Other Expenses	$286.3	$305.9
Insurance and Other Expenses
Insurance and Other Expenses were $277.0 million in 2026, compared to $294.5 million in 2025, a decrease of $17.5 million which was primarily driven by lower Insurance Expenses.
Insurance Expenses were $268.3 million in 2026, compared to $286.1 million in 2025. Policy acquisition costs decreased $11.6 million compared to the same period in 2025, primarily driven by reduced business volumes in the Specialty Property & Casualty Insurance segment. Business unit operating costs decreased $5.9 million compared to the same period in 2025, primarily due to lower expenses within the Non-Core Operations as the business continues to run off.
Interest Expense
Interest expense decreased by $2.1 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to redemption of $450 million of 4.350% senior notes.
Income Taxes
The federal corporate statutory income tax rate was 21% for the three months ended March 31, 2026 and March 31, 2025. The Company’s effective income tax rate, which was 44.6% and 19.1% for the three months ended March 31, 2026 and 2025, respectively, differs from the federal corporate income tax rate due primarily to (1) the effects of tax-exempt investment income, (2) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (3) general business tax credits, (4) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible for Federal tax purposes, (5) a permanent difference associated with nondeductible executive compensation, (6) impact of deferred taxes in foreign jurisdictions, and (7) a change in valuation allowance related to foreign deferred tax assets.
Tax-exempt investment income and dividends received deductions were $3.6 million for the three months ended March 31, 2026, compared to $3.8 million for the same period in 2025.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $11.6 million for the three months ended March 31, 2026, compared to $10.2 million for the same period in 2025.
The Company realized federal income tax credits of $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
The amount of expense recognized for long-term equity-based compensation expense under GAAP was $5.4 million higher than the amount that would be deductible under the IRC for the three months ended March 31, 2026, compared to $2.0 million lower for the same period in 2025.

Income Taxes (Continued)
The amount of nondeductible executive compensation was $1.5 million for the three months ended March 31, 2026, compared to $5.3 million for the same period in 2025.
Tax benefit of $8.2 million was recorded for the three months ended March 31, 2026, compared to a tax expense of $0.8 million for the same period in 2025 related to income taxes imposed in the foreign jurisdiction in which the Company operates.
The Company recorded an increase in valuation allowance of $8.2 million for the three months ended March 31, 2026, for those foreign deferred tax assets it determined were not more-likely-than-not to be realized, compared to a decrease of $0.8 million for the same period in 2025.
Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to April 1, 2026.
There were no adoptions of such accounting pronouncements during the three months ended March 31, 2026 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provides for an accordion feature whereby the Company can increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. Financial covenants within the agreement may limit the Company from accessing the maximum capacity. The amount available as of March 31, 2026 was $600.0 million, the maximum capacity. There were no outstanding borrowings under the credit agreement on either March 31, 2026 or December 31, 2025.
Subsequently, on May 4, 2026, the Company reduced the borrowing capacity under the credit agreement from $600.0 million to $350.0 million in accordance with terms of the agreement. The accordion feature remains unchanged and permits the Company to increase total borrowing capacity up to $550.0 million.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Non-Current outstanding on March 31, 2026 and December 31, 2025 was:

(Dollars in Millions)	Mar 31, 2026	Dec 31, 2025
Non-Current:
2.400% Senior Notes due September 30, 2030	398.0	397.9
3.800% Senior Notes due February 23, 2032	397.1	396.9
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	148.9	148.7
Total Long-term Debt Outstanding	$944.0	$943.5
See Note 15, “Debt,” to the Condensed Consolidated Financial Statements for more information regarding the Company’s long-term debt.

Liquidity and Capital Resources (Continued)
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity, and AAC are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $17.5 million and $17.7 million at March 31, 2026 and December 31, 2025, respectively. The carrying value of FHLB of Dallas common stock was $2.1 million at March 31, 2026 and December 31, 2025, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first three months of 2026, United Insurance received no advances from the FHLB of Chicago and made repayments of $38.8 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $475.0 million at March 31, 2026. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $618.5 million at March 31, 2026. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 14, “Policyholder Obligations,” to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On August 5, 2025, Kemper’s Board of Directors approved a new share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). As of March 31, 2026, the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million. The amount and timing of any future share repurchases under the 2025 Repurchase Program will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
For the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2025, Kemper repurchased and retired approximately 64,000 shares of its common stock under its share repurchase authorization for an aggregate cost of $4.0 million and an average cost per share of $62.91.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.32 per common share in the first quarter of 2026 and 2025, respectively. Dividends and dividend equivalents paid were $18.3 million and $20.2 million for the three months ended March 31, 2026 and 2025, respectively.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based insurance subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s US based insurance subsidiaries did not pay dividends to Kemper during the first three months of 2026. As of the filing date, Kemper’s US based insurance subsidiaries capacity to pay dividends without prior regulatory approval is estimated to be $17.9 million.
Sources and Uses of Funds
The Company directly held cash and investments totaling $80.2 million at March 31, 2026, compared to $145.4 million at December 31, 2025.

Liquidity and Capital Resources (Continued)
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
Information about the Company’s cash flows for the three months ended March 31, 2026 and 2025 is presented below.

(Dollars in Millions)	Mar 31, 2026	Mar 31, 2025
Net Cash Provided by Operating Activities	$88.8	$180.0
Net Cash (Used in) Provided by Investing Activities	(63.1)	351.1
Net Cash Used in Financing Activities	(59.1)	(481.1)
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Provided by Operating Activities
Net cash provided by Operating Activities was $88.8 million for the three months ended March 31, 2026, compared to net cash provided of $180.0 million for the same period in 2025. The decrease in net cash provided by Operating Activities was primarily driven by lower personal automobile volumes in our Specialty Property & Casualty business, partially offset by higher average earned premiums per exposure resulting from rate increases.
Net Cash (Used in) Provided by Investing Activities
Net cash used in Investing Activities for the three months ended March 31, 2026 was $63.1 million, compared to net cash provided of $351.1 million for the same period in 2025. The decrease in net cash provided by Investing Activities was primarily due to proceeds from sales of short term investments in the first quarter of 2025 that were primarily used to fund the redemption of the $450.0 million 4.350% Senior Notes due February 15, 2025 (the “2025 Senior Notes”).
Net Cash Used in Financing Activities
Net cash used in Financing Activities for the three months ended March 31, 2026 was $59.1 million, compared to net cash used of $481.1 million for the same period in 2025. This decrease in net cash used by Financing Activities was primarily due to the redemption of the 2025 Senior Notes in the first quarter of 2025.

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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of life insurance reserves, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, and the recoverability of deferred tax assets. The Company’s critical accounting policies are described in the MD&A included in the 2025 Annual Report. There have been no material changes to the information disclosed in the 2025 Annual Report with respect to these critical accounting estimates and the Company’s significant accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Part II of the 2025 Annual Report. Accordingly, no disclosures about market risk have been made in Item 3 of this Form 10-Q.
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 17, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
For a discussion of the Company’s significant risk factors, see Item 1A. of Part I of the 2025 Annual Report. Readers are also advised to consider other factors not presently known by, or considered material to, the Company that could materially affect the Company’s business, financial condition and results of operations, along with other information disclosed in the 2025 Annual Report and this Quarterly Report on Form 10-Q, including the factors set forth under the caption “Caution Regarding Forward-Looking Statements” beginning on page 1 of the 2025 Annual Report and on page 1 of this Quarterly Report on Form 10-Q, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
On August 5, 2025, Kemper’s Board of Directors approved a share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). As of March 31, 2026, the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million.
Shares repurchased and retired during the three months ended March 31, 2026 were as follows:

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased	Share	or Programs	(Dollars in Millions)
January 2026	—	$—	—	$304.2
February 2026	—	$—	—	$304.2
March 2026	—	$—	—	$304.2
Repurchases are made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Securities Trading Plans of Executive Officers and Directors
The Company’s Insider Trading Policy permits executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2026, none of the Company’s executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Kemper Corporation

Date:	May 6, 2026	/s/ C. THOMAS EVANS, JR.
C. Thomas Evans, Jr.
Interim Chief Executive Officer, Secretary and General Counsel (Principal Executive Officer)

Date:	May 6, 2026	/s/ BRADLEY T. CAMDEN
Bradley T. Camden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2026	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)