Form 10-Q
period 2026-09-30
KEMPER Corp
filed 2026-11-09
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended 9/30/2026
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission file number 001-18298
______________________________________________________
 Kemper Corporation
(Exact name of registrant as specified in its charter)
______________________________________________________

DE		95-4255452
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 E. Randolph Street
Suite 3300
Chicago,	IL	60601
(Address of principal executive offices)		(Zip Code)
(312) 661-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	KMPR	NYSE
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	KMPB	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
58,923,994 shares of common stock, $0.10 par value, were outstanding as of November 5, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Revenues:
Earned Premiums[1]	$983.4	$1,133.3	$2,994.3	$3,352.0
Net Investment Income	107.3	104.8	319.8	301.9
Other Income	1.5	2.9	5.4	8.6
Change in Fair Value of Equity and Convertible Securities	3.2	(2.1)	0.2	(2.5)
Net Realized Investment (Losses) Gains	(1.1)	3.9	(0.1)	4.7
Impairment Losses	(3.7)	(3.1)	(29.1)	(6.4)
Total Revenues	1,090.6	1,239.7	3,290.5	3,658.3
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses[2]	752.6	924.6	2,399.8	2,521.0
Insurance and Other Expenses	264.9	339.1	814.3	933.6
Interest Expense	9.0	9.1	27.2	29.5
Goodwill Impairment	—	—	460.0	—
Total Expenses	1,026.5	1,272.8	3,701.3	3,484.1
Income (Loss) before Income Taxes	64.1	(33.1)	(410.8)	174.2
Income Tax Expense (Benefit)	10.4	(8.9)	5.9	31.6
Net Income (Loss)	53.7	(24.2)	(416.7)	142.6
Less: Net Income (Loss) attributable to Noncontrolling Interest	1.3	(3.2)	(2.6)	(8.7)
Net Income (Loss) attributable to Kemper Corporation	$52.4	$(21.0)	$(414.1)	$151.3

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
Basic	$0.89	$(0.34)	$(7.04)	$2.40
Diluted	$0.88	$(0.34)	$(7.04)	$2.37
[1] Includes a remeasurement gain of $12.6 million and a remeasurement loss of $0.9 million for the three months ended September 30, 2026 and 2025, respectively, related to the deferred profit liability within the Life Insurance business. There was a remeasurement gain of $13.3 million for the nine months ended September 30, 2026 and a remeasurement loss of $1.6 million for the nine months ended September 30, 2025.

[2] Includes a remeasurement loss of $9.2 million and a remeasurement gain of $1.8 million related to the liability for future policyholder benefits within the Life Insurance business for the three months ended September 30, 2026 and 2025, respectively. There was a remeasurement loss of $6.9 million and a remeasurement gain of $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net Income (Loss)	$53.7	$(24.2)	$(416.7)	$142.6

Other Comprehensive (Loss) Income Before Income Taxes:
Changes in Unrealized (Losses) Gains on Investment Securities with:
No Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	(367.4)	107.9	(405.1)	179.2
Credit Losses Recognized in Condensed Consolidated Statements of Income (Loss)	(0.8)	(1.0)	(1.7)	0.3
Change in Unrecognized Postretirement Benefit Income	(0.4)	(0.5)	(1.1)	(1.6)
(Loss) Gain on Cash Flow Hedges	(0.2)	0.7	(0.4)	1.1
Change in Discount Rate on Future Life Policyholder Benefits	248.0	(68.4)	288.4	(81.4)
Other Comprehensive (Loss) Income Before Income Taxes	(120.8)	38.7	(119.9)	97.6
Other Comprehensive Income Tax (Benefit) Expense	(25.5)	8.0	(25.2)	19.9
Other Comprehensive (Loss) Income, Net of Taxes	(95.3)	30.7	(94.7)	77.7
Total Comprehensive (Loss) Income	(41.6)	6.5	(511.4)	220.3

Less: Net Income (Loss) attributable to Noncontrolling Interest	1.3	(3.2)	(2.6)	(8.7)
Less: Other Comprehensive (Loss) Income attributable to Noncontrolling Interest	(0.7)	0.1	(1.0)	0.3
Less: Total Comprehensive Income (Loss) attributable to Noncontrolling Interest	0.6	(3.1)	(3.6)	(8.4)

Comprehensive (Loss) Income attributable to Kemper Corporation	$(42.2)	$9.6	$(507.8)	$228.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2026	Dec 31, 2025
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2026 - $7,462.7; 2025 - $7,475.7 Allowance for Credit Losses: 2026 - $25.5; 2025 - $20.1)	$6,319.8	$6,743.3
Equity Securities at Fair Value (Cost: 2026 - $292.1; 2025 - $287.9)	311.0	306.4
Equity Method Limited Liability Investments	182.7	176.0
Short-term Investments at Cost which Approximates Fair Value	343.8	313.5
Company-Owned Life Insurance	560.8	579.2
Loans to Policyholders	279.9	279.9
Other Investments	272.1	271.3
Total Investments	8,270.1	8,669.6
Cash	80.4	124.3
Receivables from Policyholders (Allowance for Credit Losses: 2026 - $1.2; 2025 - $2.0)	968.2	965.2
Other Receivables	227.7	184.7
Deferred Policy Acquisition Costs	682.4	655.4
Goodwill	783.5	1,250.7
Current Income Tax Assets	46.1	40.7
Deferred Income Tax Assets	120.3	96.9
Other Assets	386.9	410.7
Assets of Consolidated Variable Interest Entity:
Fixed Maturities at Fair Value (Amortized Cost: 2026 - $39.7; 2025 - $41.7)	38.9	42.1
Short-term Investments at Cost which Approximates Fair Value	13.5	14.4
Cash	0.1	1.7
Receivables from Policyholders	1.5	10.4
Other Receivables	0.7	0.4
Deferred Policy Acquisition Costs	0.5	1.3
Deferred Income Tax Assets	3.9	4.2
Total Assets	$11,624.7	$12,472.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2026	Dec 31, 2025
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,044.7	$3,287.5
Property and Casualty	3,082.0	2,910.8
Total Insurance Reserves	6,126.7	6,198.3
Unearned Premiums	1,208.7	1,233.1
Policyholder Obligations	514.2	608.0
Deferred Income Tax Liabilities	—	14.8
Accrued Expenses and Other Liabilities	679.6	762.6
Long-term Debt, Non-Current, at Amortized Cost	945.0	943.5
Liabilities of Consolidated Variable Interest Entity:
Insurance Reserves	28.1	29.4
Unearned Premiums	3.3	12.1
Accrued Expenses and Other Liabilities	0.6	1.5
Total Liabilities	9,506.2	9,803.3
Kemper Corporation Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100,000,000 Shares Authorized; 58,923,994 Shares Issued and Outstanding at September 30, 2026 and 58,666,644 Shares Issued and Outstanding at December 31, 2025	5.9	5.9
Paid-in Capital	1,740.1	1,723.9
Retained Earnings	687.2	1,157.8
Accumulated Other Comprehensive Loss	(299.9)	(206.2)
Total Kemper Corporation Shareholders’ Equity	2,133.3	2,681.4
Noncontrolling Interest	(14.8)	(12.0)
Total Shareholders’ Equity	2,118.5	2,669.4
Total Liabilities and Shareholders’ Equity	$11,624.7	$12,472.7
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2026	Sep 30, 2025
Cash Flows from Operating Activities:
Net (Loss) Income	$(416.7)	$142.6
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Net Realized Investment Losses (Gains)	0.1	(4.7)
Impairment Losses	29.1	6.4
Depreciation, Amortization and Impairments of Long-lived Assets	34.5	61.2
Change in Accumulated Undistributed Earnings of Equity Method Limited Liability Investments	(1.1)	6.0
Change in Fair Value of Equity and Convertible Securities	(0.2)	2.5
Goodwill Impairment	460.0	—
Changes in:
Receivables from Policyholders	5.8	(47.5)
Reinsurance Recoverables	1.7	2.6
Deferred Policy Acquisition Costs	(26.2)	(30.3)
Insurance Reserves	218.0	251.1
Unearned Premiums	(33.2)	48.9
Income Taxes	(18.5)	9.5
Other	(70.9)	(38.8)
Net Cash Provided by Operating Activities	182.4	409.5
Cash Flows from Investing Activities:
Proceeds from Sales, Calls and Maturities of Fixed Maturities	837.9	902.3
Proceeds from Sales or Paydowns of Investments:
Equity Securities	35.5	19.3
Real Estate Investments	0.2	5.5
Mortgage Loans	127.2	83.4
Other Investments	14.3	18.1
Purchases of Investments:
Fixed Maturities	(838.7)	(980.7)
Equity Securities	(36.9)	(104.3)
Real Estate Investments	(1.9)	(2.1)
Company-Owned Life Insurance	(4.1)	—
Mortgage Loans	(123.9)	(156.2)
Other Investments	(57.1)	(42.6)
Net (Purchases) Sales of Short-term Investments	(28.3)	685.4
Acquisition of Software and Long-lived Assets	(29.7)	(21.8)
Settlement Proceeds from Company-Owned Life Insurance	16.5	2.9
Other	11.3	4.2
Net Cash (Used in) Provided by Investing Activities	(77.7)	413.4
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2026	Sep 30, 2025
Net Cash (Used in) Provided by Investing Activities (Carryforward from page 8)	(77.7)	413.4
Cash Flows from Financing Activities:
Repayment of Long-term Debt	—	(450.0)
Proceeds from Policyholder Contract Obligations	—	30.3
Repayment of Policyholder Contract Obligations	(95.1)	(51.0)
Proceeds from Shares Issued under Employee Stock Purchase Plan	1.6	2.7
Common Stock Repurchases	—	(251.3)
Dividends Paid	(56.5)	(60.7)
Other	(0.2)	(0.9)
Net Cash Used in Financing Activities	(150.2)	(780.9)

Net (decrease) increase in cash[1]	(45.5)	42.0
Cash, Beginning of Year[1]	126.0	65.4
Cash, End of Period[1]	$80.5	$107.4
[1] Includes amounts attributable to Kemper Reciprocal reported as noncontrolling interest.
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2026	Sep 30, 2025
Cash paid during the year for:
Interest	$(32.3)	$(41.9)
Taxes	(22.3)	(22.2)
Operating Leases	(12.8)	(14.2)

Non-Cash Activities:
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$6.0	$24.8

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2026
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2026	58.9	$5.9	$1,738.5	$653.7	$(205.3)	$(15.5)	$2,177.3
Net Income	—	—	—	52.4	—	1.3	53.7
Other Comprehensive Loss, Net of Taxes (Note 12)	—	—	—	—	(94.6)	(0.7)	(95.3)
Cash Dividends and Dividend Equivalents to Shareholders ($0.32 per share)	—	—	—	(18.9)	—	—	(18.9)
Equity-based Compensation Cost	—	—	1.6	—	—	—	1.6
Other Changes in Noncontrolling Interest	—	—	—	—	—	0.1	0.1
Balance, September 30, 2026	58.9	$5.9	$1,740.1	$687.2	$(299.9)	$(14.8)	$2,118.5

	Three Months Ended September 30, 2025
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2025	63.6	$6.4	$1,859.3	$1,345.4	$(257.7)	$(7.9)	$2,945.5
Net Loss	—	—	—	(21.0)	—	(3.2)	(24.2)
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	30.6	0.1	30.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.32 per share)	—	—	—	(19.7)	—	—	(19.7)
Repurchases of Common Stock (Note 13)	(3.4)	(0.3)	(129.8)	(88.7)	—	—	(218.8)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	(0.1)	0.9	—	—	—	0.8
Equity-based Compensation Cost	—	—	7.3	—	—	—	7.3
Equity-based Awards, Net of Shares Exchanged	—	—	(0.5)	—	—	—	(0.5)
Other Changes in Noncontrolling Interest	—	—	—	—	—	0.5	0.5
Balance, September 30, 2025	60.2	$6.0	$1,737.2	$1,216.0	$(227.1)	$(10.5)	$2,721.6
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2026
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2025	58.7	$5.9	$1,723.9	$1,157.8	$(206.2)	$(12.0)	$2,669.4
Net Loss	—	—	—	(414.1)	—	(2.6)	(416.7)
Other Comprehensive Loss, Net of Taxes (Note 12)	—	—	—	—	(93.7)	(1.0)	(94.7)
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(56.5)	—	—	(56.5)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	0.1	—	1.6	—	—	—	1.6
Equity-based Compensation Cost	—	—	15.6	—	—	—	15.6
Equity-based Awards, Net of Shares Exchanged	0.1	—	(1.0)	—	—	—	(1.0)
Other Changes in Noncontrolling Interest	—	—	—	—	—	0.8	0.8
Balance, September 30, 2026	58.9	$5.9	$1,740.1	$687.2	$(299.9)	$(14.8)	$2,118.5

	Nine Months Ended September 30, 2025
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2024	63.9	$6.4	$1,854.9	$1,231.6	$(304.5)	$(4.1)	$2,784.3
Net Income (Loss)	—	—	—	151.3	—	(8.7)	142.6
Other Comprehensive Income, Net of Taxes (Note 12)	—	—	—	—	77.4	0.3	77.7
Cash Dividends and Dividend Equivalents to Shareholders ($0.96 per share)	—	—	—	(60.7)	—	—	(60.7)
Repurchases of Common Stock (Note 13)	(3.9)	(0.4)	(144.7)	(106.2)	—	—	(251.3)
Shares Issued Under Employee Stock Purchase Plan (Note 13)	—	—	2.7	—	—	—	2.7
Equity-based Compensation Cost	—	—	27.2	—	—	—	27.2
Equity-based Awards, Net of Shares Exchanged	0.2	—	(2.9)	—	—	—	(2.9)
Other Changes in Noncontrolling Interest	—	—	—	—	—	2.0	2.0
Balance, September 30, 2025	60.2	$6.0	$1,737.2	$1,216.0	$(227.1)	$(10.5)	$2,721.6
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
Certain financial information that is included in the annual financial statements, including certain financial statement footnote disclosures prepared in accordance with GAAP, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary to fairly present the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements requires significant management estimates. Due to this factor and other factors, such as the seasonal nature of some portions of the insurance business, annualizing the results of operations for the nine months ended September 30, 2026 would not necessarily be indicative of the results expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report for the year ended December 31, 2025.
Adoption of New Accounting Guidance
The Company has adopted all recently issued accounting pronouncements with effective dates prior to October 1, 2026. There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2026 that had a material impact on the Company’s interim Condensed Consolidated Financial Statements.
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
Note 2 - Net Income (Loss) Per Unrestricted Share
A reconciliation of the numerator and denominator used in the calculation of Basic Net Income (Loss) Per Unrestricted Share and Diluted Net Income (Loss) Per Unrestricted Share for the three and nine months ended September 30, 2026 and 2025 is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions, except per share amounts)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net Income (Loss) attributable to Kemper Corporation	$52.4	$(21.0)	$(414.1)	$151.3
Shares in Thousands
Weighted-average Unrestricted Shares Outstanding	58,923.1	61,477.4	58,844.6	63,092.2
Equity-based Compensation Equivalent Shares	664.7	—	—	628.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	59,587.8	61,477.4	58,844.6	63,720.4

Net Income (Loss) attributable to Kemper Corporation per Unrestricted Share:
(Per Unrestricted Share in Whole Dollars)
Basic Net Income (Loss) Per Unrestricted Share	$0.89	$(0.34)	$(7.04)	$2.40
Diluted Net Income (Loss) Per Unrestricted Share	$0.88	$(0.34)	$(7.04)	$2.37
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution because the effect of inclusion would be anti-dilutive was 1.8 million and 2.0 million for the three months ended September 30, 2026 and 2025, respectively, and 1.9 million and 1.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 3 - Goodwill
Goodwill balances by business segment at September 30, 2026 and December 31, 2025 were:

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Specialty Property & Casualty Insurance	$575.8	$1,043.0
Life Insurance	207.7	207.7
Total	$783.5	$1,250.7

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
The goodwill impairment is reported separately in the Condensed Consolidated Statement of Income (Loss) for the nine months ended September 30, 2026, with a corresponding reduction to Goodwill in the Condensed Consolidated Balance Sheet as of September 30, 2026.
On April 1, 2026, the Company completed the sale of Newins Insurance Agency Holdings, LLC and its subsidiaries (“Newins”), a small distribution business within its Specialty Property & Casualty Insurance segment to Freeway Insurance Services America, LLC. The sale included approximately $14.9 million of assets, of which $7.2 million related to goodwill. In connection with the sale, a pre-tax gain of $7.5 million was recorded during the second quarter of 2026, subject to final closing adjustments. During the third quarter of 2026, the Company recorded an additional pre-tax gain of $1.1 million related to certain closing adjustments. The gain is reflected in Insurance and Other Expenses in the Condensed Consolidated Statements of Income (Loss).
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Segment Adjusted Net Operating Income
The Company analyzes the operating performance of each segment using segment adjusted net operating income. Segment adjusted net operating income does not equate to “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s Chief Operating Decision Maker (“CODM”), our President and CEO, to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Segment adjusted net operating income is calculated by adjusting each segment’s income after income taxes for the following items:
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
Total Segment, Corporate and Other, and Non-Core Operations assets at September 30, 2026 and December 31, 2025 were:

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Segment Assets:
Specialty Property & Casualty Insurance[1,2]	$6,560.4	$6,932.8
Life Insurance	4,496.8	4,839.5
Total Segment Assets	11,057.2	11,772.3
Corporate and Other	217.1	332.3
Non-Core Operations	350.4	368.1
Total Assets[1]	$11,624.7	$12,472.7
[1] Includes $59.1 million and $74.5 million attributable to Kemper Reciprocal as of September 30, 2026 and December 31, 2025, respectively, which is reported as a consolidated VIE.
[2] During the second quarter of 2026, the Company recorded goodwill impairment of $460.0 million related to the Specialty Property & Casualty Insurance segment. See Note 3, "Goodwill" to the Condensed Consolidated Financial Statements for more information.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Earned Premiums by product line, including a reconciliation to Total Earned Premiums, for the three and nine months ended September 30, 2026 and 2025 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Specialty Property & Casualty Insurance:
Personal Automobile	$599.9	$785.1	$1,894.3	$2,328.1
Commercial Automobile	258.0	232.2	745.4	662.2
Total Specialty Property & Casualty Insurance	857.9	1,017.3	2,639.7	2,990.3
Life Insurance:
Life	100.8	84.1	273.9	252.6
Accident and Health	5.3	5.5	16.0	16.4
Property	9.6	10.2	29.3	31.0
Total Life Insurance	115.7	99.8	319.2	300.0
Total Segment Earned Premiums	973.6	1,117.1	2,958.9	3,290.3
Non-Core Operations	9.8	16.2	35.4	61.7
Total Earned Premiums	$983.4	$1,133.3	$2,994.3	$3,352.0
Segment Revenues, including a reconciliation to Total Revenues, for the three and nine months ended September 30, 2026 and 2025 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Segment Revenues:
Specialty Property & Casualty Insurance:
Earned Premiums	$857.9	$1,017.3	$2,639.7	$2,990.3
Net Investment Income	58.5	53.8	167.5	153.9
Other Income	1.0	2.5	5.0	6.5
Total Specialty Property & Casualty Insurance	917.4	1,073.6	2,812.2	3,150.7
Life Insurance:
Earned Premiums	115.7	99.8	319.2	300.0
Net Investment Income	49.9	48.0	147.9	141.1
Other Income	0.2	0.4	0.9	1.4
Total Life Insurance	165.8	148.2	468.0	442.5
Total Segment Revenues	1,083.2	1,221.8	3,280.2	3,593.2
Change in Fair Value of Equity and Convertible Securities	3.2	(2.1)	0.2	(2.5)
Non-Core Operations	11.9	18.2	41.7	67.4
Net Realized Investment (Losses) Gains, Impairment Losses, and Other[1]	(7.7)	1.8	(31.6)	0.2
Total Revenues	$1,090.6	$1,239.7	$3,290.5	$3,658.3
[1] During the fourth quarter of 2025, the Company elected to change the presentation of Net Realized Investment (Losses) Gains, Impairment Losses, and Other by combining them into a single line item. Prior-period amounts have been recast to conform to the current-period presentation.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Significant Segment Expenses that were regularly provided to the CODM for the three and nine months ended September 30, 2026 and 2025 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Segment Expenses:
Specialty Property & Casualty Insurance:
Current Year
Non-catastrophe Losses and LAE	$691.9	$798.7	$2,167.4	$2,211.1
Catastrophe Losses and LAE	2.0	1.0	9.4	10.1
Prior Years
Non-catastrophe Losses and LAE	(23.2)	51.4	(10.9)	65.5
Catastrophe Losses and LAE	—	—	0.5	0.6
Total Incurred Losses and LAE	670.7	851.1	2,166.4	2,287.3

Policy Acquisition Costs[1]	113.9	137.0	359.3	409.4
Business Unit Operating Costs[2]	33.6	44.2	100.7	122.6
Corporate Overhead Costs[3]	32.7	33.4	100.7	102.5
Total Insurance Expenses	180.2	214.6	560.7	634.5
Income Tax Expense	12.1	0.3	14.8	44.4
Total Specialty Property & Casualty Insurance	863.0	1,066.0	2,741.9	2,966.2
Life Insurance:
Policyholders’ Benefits and Incurred Losses and LAE	75.0	60.5	202.5	186.2

Policy Acquisition Costs[1]	34.0	32.8	97.3	97.7
Business Unit Operating Costs[2]	25.7	24.6	76.9	76.1
Corporate Overhead Costs[3]	8.2	8.2	25.6	25.9
Total Insurance Expenses	67.9	65.6	199.8	199.7
Income Tax Expense	3.1	3.5	9.6	8.2
Total Life Insurance	146.0	129.6	411.9	394.1
Total Segment Expenses	$1,009.0	$1,195.6	$3,153.8	$3,360.3
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4 - Business Segments (Continued)
Total Segment Adjusted Net Operating Income, including a reconciliation to Net Income (Loss) attributable to Kemper Corporation, for the three and nine months ended September 30, 2026 and 2025 was:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance
Revenues	$917.4	$1,073.6	$2,812.2	$3,150.7
Expenses	(863.0)	(1,066.0)	(2,741.9)	(2,966.2)
Specialty Property & Casualty Insurance Adjusted Net Operating Income	54.4	7.6	70.3	184.5
Life Insurance
Revenues	165.8	148.2	468.0	442.5
Expenses	(146.0)	(129.6)	(411.9)	(394.1)
Life Insurance Adjusted Net Operating Income	19.8	18.6	56.1	48.4
Total Segment Adjusted Net Operating Income	74.2	26.2	126.4	232.9
Corporate and Other Adjusted Net Operating Loss	(13.0)	(9.0)	(30.3)	(30.7)
Less: Net Income (Loss) attributable to Noncontrolling Interest	1.3	(3.2)	(2.6)	(8.7)
Net Income (Loss) From:
Change in Fair Value of Equity and Convertible Securities	2.6	(1.7)	0.2	(2.0)
Net Realized Investment (Losses) Gains	(0.9)	3.1	(0.1)	3.7
Impairment Losses	(2.9)	(2.5)	(23.0)	(5.1)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(6.4)	(19.6)	(23.0)	(27.6)
Debt Extinguishment and Other Charges	—	—	—	0.4
Goodwill Impairment	—	—	(460.0)	—
Non-Core Operations	0.1	(20.7)	(6.9)	(29.0)
Net Income (Loss) attributable to Kemper Corporation	$52.4	$(21.0)	$(414.1)	$151.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2026 and 2025 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$2,910.8	$2,611.9
Less: Reinsurance Recoverables at Beginning of Year	25.6	24.3
Property and Casualty Insurance Reserves, Net of Reinsurance at Beginning of Year	2,885.2	2,587.6
Incurred Losses and LAE related to:
Current Year	2,189.1	2,242.2
Prior Years	(5.8)	66.2
Total Incurred Losses and LAE	2,183.3	2,308.4
Paid Losses and LAE related to:
Current Year	884.3	945.0
Prior Years	1,124.7	1,167.7
Total Paid Losses and LAE	2,009.0	2,112.7
Property and Casualty Insurance Reserves, Net of Reinsurance at End of Period	3,059.5	2,783.3
Plus: Reinsurance Recoverables at End of Period	22.5	22.7
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Period	$3,082.0	$2,806.0
Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends may differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Condensed Consolidated Statements of Income (Loss) in the period of change. Additionally, the Company reviews if any premium revisions are appropriate as a result of any incurred losses and loss adjustment expenses (“LAE”) related to prior years recorded in the current period. For the nine months ended September 30, 2026 and 2025, no premium revisions were deemed necessary solely as a result of any incurred losses or LAE related to prior years recorded in the current year.
For the nine months ended September 30, 2026, the net favorable prior year development of $5.8 million included favorable development of $37.0 million from Specialty Personal Automobile primarily related to bodily injury and physical damage coverages and $26.6 million of adverse development on prior accident years attributable to evolving loss patterns and higher defense costs associated with attorney-represented bodily injury coverages in the Commercial Automobile product line.

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Liability for Future Policyholder Benefits
The Company’s Life Insurance Reserves are reported using the Company’s estimate of its liability for future policyholder benefits. The liability for future policyholder benefits is grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The liability is adjusted for differences between actual and expected experience. In 2026, the Company changed the timing of its annual assumption update from the fourth quarter to the third quarter to better align with the Company’s annual planning process and be consistent with industry practice. The impact of the change in timing has been recognized in Life and Health Reserves within the Condensed Consolidated Balance Sheet and in Earned Premiums and Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses within the Condensed Consolidated Statement of Income (Loss) and has been applied prospectively given the immateriality of these updates.
The following tables summarize balances and changes in the present value of expected net premiums, present value of expected future policyholder benefits and net liability for future policyholder benefits as of and for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended		Nine Months Ended
(Dollars in Millions)		Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Present Value of Expected Net Premiums	Balance, Beginning of Period	$693.5	$683.1	$672.6	$646.1

	Beginning Balance at Original Discount Rate	$715.7	$705.6	$686.6	$681.0
	Effect of Changes in Cash Flow Assumptions	(23.9)	—	(23.9)	—
	Effect of Actual Variances from Expected Experience	13.4	1.1	24.6	17.8
	Adjusted Beginning of Period Balance	705.2	706.7	687.3	698.8
	Issuances	27.5	21.2	80.5	61.9
	Interest Accrual	7.6	7.6	22.3	22.4
	Net Premiums Collected	(25.6)	(24.2)	(75.4)	(71.8)
	Ending Balance at Original Discount Rate	714.7	711.3	714.7	711.3
	Effect of Changes in Discount Rate Assumptions	(51.7)	(14.4)	(51.7)	(14.4)
	Balance, End of Period	$663.0	$696.9	$663.0	$696.9
Present Value of Expected Future Policyholder Benefits	Balance, Beginning of Period	$3,331.8	$3,343.4	$3,348.5	$3,295.9

	Beginning Balance at Original Discount Rate	$3,838.5	$3,834.3	$3,806.6	$3,812.1
	Effect of Changes in Cash Flow Assumptions	(41.9)	—	(41.9)	—
	Effect of Actual Variances from Expected Experience	40.6	(0.7)	49.5	16.0
	Adjusted Beginning of Period Balance	3,837.2	3,833.6	3,814.2	3,828.1
	Issuances	27.7	21.3	80.6	62.4
	Interest Accrual	42.2	42.1	125.7	126.1
	Benefit Payments	(54.6)	(55.0)	(168.0)	(174.6)
	Ending Balance at Original Discount Rate	3,852.5	3,842.0	3,852.5	3,842.0
	Effect of Changes in Discount Rate Assumptions	(784.1)	(414.3)	(784.1)	(414.3)
	Balance, End of Period	$3,068.4	$3,427.7	$3,068.4	$3,427.7
	Net Liability for Future Policyholder Benefits, pre-flooring	$2,405.4	$2,730.8	$2,405.4	$2,730.8
	Cumulative impact of flooring the future Policyholder Benefits Reserve	—	—	—	—
	Net Liability for Future Policyholder Benefits, post-flooring	$2,405.4	$2,730.8	$2,405.4	$2,730.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6 - Liability for Future Policyholder Benefits (Continued)
The weighted-average liability duration of the liability for future policyholder benefits as calculated under current rates is as follows:

	Sep 30, 2026	Sep 30, 2025
Weighted-Average Liability Duration of the Liability for Future Policyholder Benefits (Years)	12.3	14.0
The reconciliation of the net liability for future policyholder benefits to Life and Health Insurance Reserves in the Condensed Consolidated Balance Sheets is as follows:

(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025
Net Liability for Future Policyholder Benefits, post-flooring	$2,405.4	$2,730.8
Deferred Profit Liability	511.3	460.4
Other[1]	128.0	126.4
Total Life and Health Insurance Reserves	$3,044.7	$3,317.6
[1]Other primarily consists of Accident and Health and Universal Life reserves
The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, are as follows:

(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025
Expected Future Benefit Payments, undiscounted	$10,038.4	$10,167.1
Expected Future Gross Premiums, undiscounted	$3,932.3	$4,010.9
Expected Future Gross Premiums, discounted	$2,513.1	$2,718.2
The amount of revenue and interest recognized on life insurance products in the Condensed Consolidated Statements of Income (Loss) is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Gross Premiums or Assessments	$100.5	$99.2	$301.4	$299.7
Interest Expense	$34.5	$34.6	$103.3	$103.7
The weighted-average interest rate is as follows:

	Sep 30, 2026	Sep 30, 2025
Interest Accretion Rate	4.50%	4.53%
Current Discount Rate	6.58%	5.57%
Significant assumption inputs to the calculation of the liability for future policyholder benefits include mortality, lapses, and discount rates (both accretion and current). The Company reviewed and updated mortality and lapse assumptions during the third quarter of 2026. The Company did not make any changes to mortality and lapse assumptions during the nine months ended September 30, 2025. Market data that underlies current discount rates was updated as of September 30, 2026.
The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025
Balance, Beginning of Year	$481.7	$412.1
Annual Assumption Changes	2.8	—
Profits Deferred	114.4	118.4
Interest Accrual	16.9	14.9
Amortization	(88.4)	(86.6)
Effect of Actual Variances from Expected Experience and Other Changes	(16.1)	1.6
Balance, End of Period	$511.3	$460.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments
Fixed Maturities
The amortized cost and fair values of the Company’s Investments in Fixed Maturities at September 30, 2026 and December 31, 2025 were:

	September 30, 2026
		Gross Unrealized
(Dollars in Millions)	Amortized Cost	Gains	Losses	Allowance for Expected Credit Losses	Fair Value
U.S. Government and Government Agencies and Authorities	$754.0	$0.1	$(117.6)	$—	$636.5
States and Political Subdivisions	1,394.9	—	(276.7)	(0.1)	1,118.1
Foreign Governments	5.6	—	(0.2)	—	5.4
Corporate Securities:
Bonds and Notes	4,176.9	6.4	(691.0)	(20.6)	3,471.7
Redeemable Preferred Stocks	9.5	—	(0.1)	—	9.4
Collateralized Loan Obligations	765.2	1.2	(10.9)	(4.8)	750.7
Other Mortgage- and Asset-backed	356.6	0.2	(28.8)	—	328.0
Investments in Fixed Maturities	$7,462.7	$7.9	$(1,125.3)	$(25.5)	$6,319.8

	December 31, 2025
		Gross Unrealized
(Dollars in Millions)	Amortized Cost	Gains	Losses	Allowance for Expected Credit Losses	Fair Value
U.S. Government and Government Agencies and Authorities	$702.0	$3.2	$(82.8)	$—	$622.4
States and Political Subdivisions	1,437.3	1.8	(185.7)	(0.2)	1,253.2
Foreign Governments	10.7	0.4	(0.1)	—	11.0
Corporate Securities:
Bonds and Notes	4,089.8	11.4	(433.5)	(17.4)	3,650.3
Redeemable Preferred Stocks	9.8	0.4	—	—	10.2
Collateralized Loan Obligations	850.8	2.5	(7.8)	(2.5)	843.0
Other Mortgage- and Asset-backed	375.3	1.1	(23.2)	—	353.2
Investments in Fixed Maturities	$7,475.7	$20.8	$(733.1)	$(20.1)	$6,743.3
Accrued interest excluded from the amortized cost of fixed maturities total $70.4 million and $75.3 million as of September 30, 2026 and December 31, 2025, respectively, and is reported within Other Receivables on the Condensed Consolidated Balance Sheets. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
There were $4.0 million and $1.6 million of unsettled sales of Investments in Fixed Maturities included in Other Receivables at September 30, 2026 and December 31, 2025, respectively. Accrued Expenses and Other Liabilities included $33.1 million and $42.7 million of unsettled purchases of Investments in Fixed Maturities as of September 30, 2026 and December 31, 2025, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2026 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$185.9	$167.7
Due after One Year to Five Years	1,112.5	1,042.2
Due after Five Years to Ten Years	955.3	832.9
Due after Ten Years	3,462.7	2,675.8
Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date	1,746.3	1,601.2
Investments in Fixed Maturities	$7,462.7	$6,319.8
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments in Mortgage- and Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2026 consisted of securities issued by the Government National Mortgage Association with a fair value of $463.9 million, securities issued by the Federal National Mortgage Association with a fair value of $38.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $20.5 million and securities of other non-governmental issuers with a fair value of $1,078.7 million.
An aging of unrealized losses on the Company’s Investments in Fixed Maturities at September 30, 2026 is presented below.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$288.3	$(12.7)	$330.3	$(104.9)	$618.6	$(117.6)
States and Political Subdivisions	170.9	(17.9)	932.0	(258.8)	1,102.9	(276.7)
Foreign Governments	4.4	(0.2)	—	—	4.4	(0.2)
Corporate Securities:
Bonds and Notes	718.8	(52.3)	2,480.3	(638.7)	3,199.1	(691.0)
Redeemable Preferred Stocks	5.4	(0.1)	2.0	—	7.4	(0.1)
Collateralized Loan Obligations	268.8	(3.0)	58.2	(7.9)	327.0	(10.9)
Other Mortgage- and Asset-backed	64.0	(2.8)	205.9	(26.0)	269.9	(28.8)
Total Fixed Maturities	$1,520.6	$(89.0)	$4,008.7	$(1,036.3)	$5,529.3	$(1,125.3)
Investment-grade fixed maturity investments comprised $1,108.9 million and below-investment-grade fixed maturity investments comprised $16.4 million of the unrealized losses on investments in fixed maturities at September 30, 2026. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was approximately 3.5% of the amortized cost basis of the investment.

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
Fixed Maturities - Expected Credit Losses
The following tables set forth the change in allowance for credit losses on fixed maturities available-for-sale by major security type for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
(Dollars in Millions)	States and Political Subdivisions	Corporate Bonds and Notes	Total
Balance, Beginning of Year	$0.2	$19.9	$20.1
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	4.2	4.2
Reductions Due to Sales	—	(2.8)	(2.8)
Net Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	—	4.0	4.0
Balance, End of Period	$0.2	$25.3	$25.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)

	Nine Months Ended September 30, 2025
(Dollars in Millions)	States and Political Subdivisions	Corporate Bonds and Notes	Total
Balance, Beginning of Year	$0.3	$10.4	$10.7
Additions for Securities for which No Previous Expected Credit Losses were Recognized	—	2.1	2.1
Reductions Due to Sales	—	(0.4)	(0.4)
Net (Decrease) Increase in Allowance on Securities for which Expected Credit Losses were Previously Recognized	(0.2)	4.7	4.5
Write-offs Charged Against Allowance	—	(1.2)	(1.2)
Balance, End of Period	$0.1	$15.6	$15.7
Equity Securities
Investments in Equity Securities at Fair Value were $311.0 million and $306.4 million at September 30, 2026 and December 31, 2025, respectively. Net unrealized gains arising during the nine months ended September 30, 2026 recognized in earnings, related to such investments still held as of September 30, 2026 were $1.4 million compared to net unrealized losses of $2.3 million for the same period in 2025.
There were no unsettled purchases or sales of Investments in Equity Securities at Fair Value at September 30, 2026. As of December 31, 2025, there were no unsettled purchases and $0.2 million in unsettled sales of Investments in Equity Securities at Fair Value.
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
The Company’s maximum exposure to loss at September 30, 2026 is limited to the total carrying value of $182.7 million. In addition, the Company had outstanding commitments totaling approximately $106.5 million to fund Equity Method Limited Liability Investments at September 30, 2026. At September 30, 2026, 4.6% of Equity Method Limited Liability Investments were reported without a reporting lag, 0.8% of the total carrying value were reported with a one-month lag, and the remainder were reported with a greater than one-month but less than or equal to three-month lag.
There were no unsettled purchases and $1.5 million of unsettled sales of Equity Method Limited Liability Investments at September 30, 2026. As of December 31, 2025, there were no unsettled purchases or sales of Equity Method Limited Liability Investments. Unsettled purchases and sales of Equity Method Limited Liability Investments are carried within Accrued Expenses and Other Liabilities and Other Receivables, respectively, on the Condensed Consolidated Balance Sheets.
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
The carrying values of the Company’s Loans to Policyholders at Unpaid Principal investment were $279.9 million at September 30, 2026 and December 31, 2025, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
Other Investments
The carrying values of the Company’s Other Investments at September 30, 2026 and December 31, 2025 were:

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Mortgage Loans	$140.1	$149.8
Real Estate at Depreciated Cost	97.4	92.7
Equity Securities at Modified Cost	17.7	21.7
Other	16.9	7.1
Total Other Investments	$272.1	$271.3
Investments in Equity Securities at Modified Cost were $17.7 million and $21.7 million at September 30, 2026 and December 31, 2025, respectively. The Company performs a qualitative impairment analysis on a quarterly basis consisting of various factors such as earnings performance, current market conditions, changes in credit ratings, changes in the regulatory environment and other factors. If the qualitative analysis identifies the presence of impairment indicators, the Company estimates the fair value of the investment. If the estimated fair value is below the carrying value, the Company records an impairment in the Condensed Consolidated Statements of Income (Loss) to reduce the carrying value to the estimated fair value. When the Company identifies observable transactions of the same or similar securities to those held by the Company, the Company increases or decreases the carrying value to the observable transaction price. The Company did not recognize any changes in carrying value due to observable transactions for the nine months ended September 30, 2026 and 2025. The Company did not recognize any impairment on Equity Securities at Modified Cost for the nine months ended September 30, 2026 and 2025 as a result of the Company’s impairment analysis. As of September 30, 2026 and December 31, 2025, the Company recognized no cumulative increases or decreases in the carrying value due to observable transactions and $1.3 million and $3.2 million, respectively, of cumulative impairments on Equity Securities at Modified Cost.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7 - Investments (Continued)
Net Investment Income
Net Investment Income for the three and nine months ended September 30, 2026 and 2025 was:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Investment Income:
Interest on Fixed Maturities[1]	$81.4	$79.1	$241.7	$232.4
Dividends on Equity Securities Excluding Alternative Investments	1.9	2.1	4.7	3.6
Alternative Investments:
Equity Method Limited Liability Investments	(1.8)	—	—	(6.0)
Limited Liability Investments Included in Equity Securities	5.5	4.0	16.1	10.8
Total Alternative Investments	3.7	4.0	16.1	4.8
Short-term Investments	2.9	4.2	8.7	18.8
Loans to Policyholders	5.1	5.2	15.6	15.6
Real Estate	2.6	2.5	7.6	7.0
Company-Owned Life Insurance	13.5	10.8	37.1	31.5
Other	2.9	3.1	10.2	8.4
Total Investment Income	114.0	111.0	341.7	322.1
Investment Expenses:
Real Estate	2.3	2.0	6.8	6.3
Other Investment Expenses	4.4	4.2	15.1	13.9
Total Investment Expenses	6.7	6.2	21.9	20.2
Net Investment Income	$107.3	$104.8	$319.8	$301.9

[1] Reduced by interest expense incurred on Federal Home Loan Banks (“FHLB”) borrowings used for spread lending purposes of $3.5 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively, and $10.9 million and $14.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The components of Net Realized Investment (Losses) Gains for the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Fixed Maturities:
Gains on Sales	$0.9	$3.7	$4.8	$5.4
Losses on Sales	(2.1)	(0.5)	(5.2)	(1.5)
Equity Securities:
Gains on Sales	0.1	0.5	0.3	0.5
Losses on Sales	(0.1)	—	(0.1)	—
Other Investments:
Gains on Sales	0.1	0.2	0.1	0.3
Losses on Sales	—	—	—	—
Net Realized Investment (Losses) Gains	$(1.1)	$3.9	$(0.1)	$4.7

Gross Gains on Sales	$1.1	$4.4	$5.2	$6.2
Gross Losses on Sales	(2.2)	(0.5)	(5.3)	(1.5)
Net Realized Investment (Losses) Gains	$(1.1)	$3.9	$(0.1)	$4.7

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
The valuation of assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2026 is summarized below. The Company had no material liabilities that are measured and reported at fair value.

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Total Fair Value
Assets:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$97.4	$539.1	$—	$—	$636.5
States and Political Subdivisions	—	1,118.0	0.1	—	1,118.1
Foreign Governments	—	5.4	—	—	5.4
Corporate Securities:
Bonds and Notes	—	3,030.4	441.3	—	3,471.7
Redeemable Preferred Stock	—	5.4	4.0	—	9.4
Collateralized Loan Obligations	—	743.7	7.0	—	750.7
Other Mortgage and Asset-backed	—	271.2	56.8	—	328.0
Total Investments in Fixed Maturities	97.4	5,713.2	509.2	—	6,319.8
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	8.2	2.9	—	11.1
Other Industries	—	5.0	—	—	5.0
Common Stocks:
Finance, Insurance and Real Estate	47.9	—	—	—	47.9
Other Industries	0.2	—	7.6	—	7.8
Other Equity Interests:
Exchange Traded Funds	11.5	—	—	—	11.5
Limited Liability Companies and Limited Partnerships	—	—	—	227.7	227.7
Total Investments in Equity Securities	59.6	13.2	10.5	227.7	311.0
Total Assets	$157.0	$5,726.4	$519.7	$227.7	$6,630.8

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
The tables below present quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments classified as Level 3 at September 30, 2026 and December 31, 2025. Valuations for assets presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company. The weighted average yield is calculated based on fair value.

	September 30, 2026
(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$146.9	5.2%	-	11.2%	6.7%
Non-investment-grade:
Senior Debt	Market Yield	200.0	6.0	-	16.0	9.2
Junior Debt	Market Yield	30.1	7.1	-	21.0	12.7
Other	Various	132.2
Total Level 3 Fixed Maturity Investments		$509.2

	December 31, 2025
(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted-average Yield
Investment-grade	Market Yield	$99.1	1.6%	-	11.1%	7.2%
Non-investment-grade:
Senior Debt	Market Yield	102.6	6.3	-	26.1	9.1
Junior Debt	Market Yield	35.2	8.5	-	26.0	13.4
Other	Various	102.5
Total Level 3 Fixed Maturity Investments		$339.4

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2026 and 2025 is presented below. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.

	Three Months Ended September 30, 2026
	Fixed Maturities					Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset-backed	Preferred and Common Stocks	Total
Balance, Beginning of Period	$426.0	$0.2	$4.0	$4.0	$46.0	$5.5	$485.7
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	1.0	—	—	—	(0.4)	5.6	6.2
Included in Other Comprehensive Loss	(5.6)	(0.1)	—	—	(1.6)	(0.9)	(8.2)
Purchases	91.9	—	—	7.0	2.8	—	101.7
Sales	(93.2)	—	—	—	(0.1)	—	(93.3)
Transfers into Level 3	23.5	—	—	—	10.1	0.3	33.9
Transfers out of Level 3	(2.3)	—	—	(4.0)	—	—	(6.3)
Balance, End of Period	$441.3	$0.1	$4.0	$7.0	$56.8	$10.5	$519.7

	Three Months Ended September 30, 2025
	Fixed Maturities						Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Foreign Governments	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset-backed	Preferred and Common Stocks	Total
Balance, Beginning of Period	$261.6	$—	$0.2	$4.3	$52.8	$22.5	$4.8	$346.2
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	0.4	—	—	—	—	—	(1.9)	(1.5)
Included in Other Comprehensive Income	(4.8)	—	(0.1)	0.1	—	0.8	0.4	(3.6)
Purchases	87.6	5.0	—	—	5.7	13.1	(0.5)	110.9
Sales	(64.1)	(2.5)	—	—	—	—	1.2	(65.4)
Transfers into Level 3	—	—	1.7	—	—	—	—	1.7
Transfers out of Level 3	—	—	—	—	(52.8)	(1.5)	—	(54.3)
Balance, End of Period	$280.7	$2.5	$1.8	$4.4	$5.7	$34.9	$4.0	$334.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2026 and 2025 is presented below. The transfers into and out of Level 3 were due primarily to changes in the availability of market observable inputs.

	Nine Months Ended September 30, 2026
	Fixed Maturities						Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Foreign Governments	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset-backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$293.0	$—	$1.7	$4.4	$12.4	$27.9	$4.2	$343.6
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	1.4	—	—	—	(1.4)	(1.1)	5.7	4.6
Included in Other Comprehensive Loss	(6.7)	—	(0.2)	0.1	1.5	(2.2)	—	(7.5)
Purchases	334.6	6.1	—	—	21.0	27.4	—	389.1
Sales	(215.8)	(6.1)	—	(0.5)	(1.6)	(0.1)	—	(224.1)
Transfers into Level 3	37.1	—	—	—	1.5	10.1	0.6	49.3
Transfers out of Level 3	(2.3)	—	(1.4)	—	(26.4)	(5.2)	—	(35.3)
Balance, End of Period	$441.3	$—	$0.1	$4.0	$7.0	$56.8	$10.5	$519.7

	Nine Months Ended September 30, 2025
	Fixed Maturities						Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Foreign Governments	States and Political Sub- divisions	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage- and Asset-backed	Preferred and Common Stocks	Total
Balance, Beginning of Year	$194.2	$—	$1.8	$4.2	$—	$5.0	$3.8	$209.0
Total Gains (Losses):
Included in Condensed Consolidated Statements of Income (Loss)	1.9	—	—	—	—	—	—	1.9
Included in Other Comprehensive Income	(2.1)	—	(0.2)	0.2	—	0.7	0.4	(1.0)
Purchases	216.5	5.0	—	—	125.5	20.8	0.3	368.1
Sales	(134.6)	(2.5)	—	—	(10.0)	(0.1)	(0.5)	(147.7)
Transfers into Level 3	5.0	—	1.7	—	—	10.0	—	16.7
Transfers out of Level 3	(0.2)	—	(1.5)	—	(109.8)	(1.5)	—	(113.0)
Balance, End of Period	$280.7	$2.5	$1.8	$4.4	$5.7	$34.9	$4.0	$334.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8 - Fair Value Measurements (Continued)
The table below shows investments reported at fair value using NAV and their unfunded commitments by asset class as of September 30, 2026 and December 31, 2025.

(Dollars in Millions)	September 30, 2026		December 31, 2025
Asset Class	Fair Value Using NAV	Unfunded Commitments	Fair Value Using NAV	Unfunded Commitments
Reported as Equity Method Limited Liability Investments:
Mezzanine Debt	$114.9	$36.1	$115.5	$38.8
Real Estate	26.0	—	24.1	—
Senior Debt	24.0	56.7	21.1	56.9
Leveraged Buyout	6.9	11.9	6.5	0.1
Other	10.9	1.8	8.8	1.7
Total Equity Method Limited Liability Investments	182.7	106.5	176.0	97.5

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	118.0	85.0	115.8	82.3
Leveraged Buyout	52.5	33.8	40.5	41.0
Senior Debt	22.5	7.1	25.5	6.1
Distressed Debt	9.4	17.7	10.8	16.1
Growth Equity	11.9	5.0	10.7	5.7
Other	13.4	4.0	7.0	1.3
Total Reported as Other Equity Interests at Fair Value	227.7	152.6	210.3	152.5

Reported as Equity Securities at Modified Cost:
Other	0.8	—	1.8	0.1
Total Reported as Equity Securities at Modified Cost	0.8	—	1.8	0.1
Total Investments Reported at Fair Value Using NAV	$411.2	$259.1	$388.1	$250.1
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

Leveraged Buyout	Funds with control equity investments in more mature, positive cash flowing, private companies that are typically purchased with the use of financial leverage.
Growth Equity	Funds that invest in early or venture stage companies with high growth potential with view towards generating realizations through sale or initial public offering of company.
Real Estate	Funds with investments in multi-family housing properties.
Other	Consists of funds that focus on purchasing third party fund interests from investors seeking liquidity within their portfolio as well as direct investments of preferred equity or minority common equity investments into private companies structured as limited partnerships or limited liability companies.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

		September 30, 2026		December 31, 2025
(Dollars in Millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Loans to Policyholders	Level 3	$279.9	$279.9	$279.9	$279.9
Short-term Investments	Level 1	343.8	343.8	313.5	313.5
Mortgage Loans	Level 3	140.1	140.1	149.8	149.8
Company-Owned Life Insurance	Level 2	560.8	560.8	579.2	579.2
Equity Securities at Modified Cost	Level 3	17.7	17.7	21.7	21.7
Financial Liabilities:
Long-term Debt	Level 2	$945.0	$831.7	$943.5	$868.0
Policyholder Obligations	Level 2	422.4	422.4	513.8	513.8
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
The Company consolidates the Exchange since (1) the AIF manages the business operations of the Exchange and therefore has the power to direct the activities that most significantly impact the economic performance of the Exchange and (2) the Company has provided capital to the Exchange and would absorb any expected losses that could potentially be significant to the Exchange. The Exchange’s anticipated economic performance is the product of its underwriting and investment results. The AIF receives a management fee for the services provided to the Reciprocal Exchange. The management fee revenues are based upon all premiums written or assumed by the Exchange. The AIF determines the management fee rate to be paid by the Exchange. The AIF can charge a management fee of up to 30% of the Exchange’s gross written and assumed premiums. The effects of the transactions between the Company and the Reciprocal Exchange are eliminated in consolidation to derive consolidated Net Income (Loss). However, the management fee income earned by the AIF is reported in Net Income (Loss) attributable to Kemper Corporation and is included in basic and diluted earnings per share.
The assets of the Reciprocal Exchange can be used only to settle the obligations of the Reciprocal Exchange for which creditors and other beneficial owners have no recourse to the Company. The Company has no obligation related to any underwriting and/or investment losses experienced by the Exchange. As of September 30, 2026 and December 31, 2025, the Company had contributed $36.0 million in the form of surplus notes and guarantee fund certificates to the Reciprocal Exchange. Due to ongoing operating losses and reductions in the forecasted cash flows, the Company established an allowance for credit loss of $21.0 million related to the surplus notes during the second quarter of 2026, which is reflected in Impairment Losses in the Condensed Consolidated Statement of Income (Loss) for the nine months ended September 30, 2026 and Other Assets in the Condensed Consolidated Balance Sheet as of September 30, 2026.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10 - Deferred Policy Acquisition Costs
The following tables present the balances and changes in Deferred Policy Acquisition Costs for the nine months ended September 30, 2026 and 2025.

(Dollars in Millions)	Specialty	Life	Segment Total	Non-Core Operations	Total
Balance, December 31, 2025[1]	$158.8	$497.1	$655.9	$0.8	$656.7
Capitalizations	353.3	54.1	407.4	3.0	410.4
Amortization Expense[2,3]	(357.9)	(23.1)	(381.0)	(3.2)	(384.2)
Balance, September 30, 2026[1]	$154.2	$528.1	$682.3	$0.6	$682.9
[1] Includes $0.5 million and $1.3 million attributable to Kemper Reciprocal as of September 30, 2026 and December 31, 2025, respectively, which is reported as a consolidated VIE.
[2] Life includes increases to amortization expense related to experience adjustments of $3.4 million for the nine months ended September 30, 2026.
[3] Non-Core Operations includes $1.2 million of impairment related to a premium deficiency recognized during the period.

(Dollars in Millions)	Specialty	Life	Segment Total	Non-Core Operations	Total
Balance, December 31, 2024[1]	$162.8	$463.1	$625.9	$4.1	$630.0
Capitalizations	411.0	48.4	459.4	4.9	464.3
Amortization Expense[2,3]	(404.4)	(21.7)	(426.1)	(7.9)	(434.0)
Balance, September 30, 2025[1]	$169.4	$489.8	$659.2	$1.1	$660.3
[1] Includes $1.4 million and $1.1 million attributable to Kemper Reciprocal as of September 30, 2025 and December 31, 2024, respectively, which is reported as a consolidated VIE.
[2] Life includes increases to amortization expense related to experience adjustments of $3.1 million for the nine months ended September 30, 2025.
[3] Non-Core Operations includes $2.0 million of impairment related to a premium deficiency recognized during the period.
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
The Company made changes to future assumptions for the Life Insurance segment during the third quarter of 2026. The Company did not make any changes to future assumptions for the nine months ended 2025.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11 - Receivables from Policyholders - Allowance for Expected Credit Losses
The following tables present the balances of Receivables from Policyholders, net of the allowance for expected credit losses, as of September 30, 2026 and 2025, and a roll forward of changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Period	$1.1	$—	$1.1	$0.1	$1.2
Provision for Expected Credit Losses	9.3	0.1	9.4	0.3	9.7
Write-offs of Uncollectible Receivables from Policyholders	(9.3)	(0.1)	(9.4)	(0.3)	(9.7)
Balance, End of Period	$1.1	$—	$1.1	$0.1	$1.2

Receivable Balance, End of Period[1]	$954.9	$11.3	$966.2	$3.5	$969.7
[1]Specialty, Total Segments, and Total Includes $1.5 million attributable to Kemper Reciprocal, which is reported as a consolidated VIE.

	Three Months Ended September 30, 2025
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Period	$1.8	$—	$1.8	$0.2	$2.0
Provision for Expected Credit Losses	14.5	0.1	14.6	—	14.6
Write-offs of Uncollectible Receivables from Policyholders	(14.0)	(0.1)	(14.1)	(0.1)	(14.2)
Balance, End of Period	$2.3	$—	$2.3	$0.1	$2.4

Receivable Balance, End of Period[1]	$1,014.9	$11.3	$1,026.2	$7.4	$1,033.6
[1]Specialty, Total Segments, and Total Includes $10.7 million attributable to Kemper Reciprocal, which is reported as a consolidated VIE.

	Nine Months Ended September 30, 2026
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$1.9	$—	$1.9	$0.1	$2.0
Provision for Expected Credit Losses	28.1	0.1	28.2	0.3	28.5
Write-offs of Uncollectible Receivables from Policyholders	(28.9)	(0.1)	(29.0)	(0.3)	(29.3)
Balance, End of Period	$1.1	$—	$1.1	$0.1	$1.2

Receivable Balance, End of Period[1]	$954.9	$11.3	$966.2	$3.5	$969.7
[1]Specialty, Total Segments, and Total Includes $1.5 million attributable to Kemper Reciprocal, which is reported as a consolidated VIE.

	Nine Months Ended September 30, 2025
(Dollars in Millions)	Specialty	Life	Total Segments	Non-Core Operations	Total Allowance for Expected Credit Losses
Balance, Beginning of Year	$2.6	$—	$2.6	$0.3	$2.9
Provision for Expected Credit Losses	41.1	0.2	41.3	0.2	41.5
Write-offs of Uncollectible Receivables from Policyholders	(41.4)	(0.2)	(41.6)	(0.4)	(42.0)
Balance, End of Period	$2.3	$—	$2.3	$0.1	$2.4

Receivable Balance, End of Period[1]	$1,014.9	$11.3	$1,026.2	$7.4	$1,033.6
[1]Specialty, Total Segments, and Total Includes $10.7 million attributable to Kemper Reciprocal, which is reported as a consolidated VIE.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
The tables below display the changes in Accumulated Other Comprehensive Loss (“AOCI”) by component for the three months ended September 30, 2026 and 2025.

	Changes in Net Unrealized Losses on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	Having Credit Losses Recognized in Condensed Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Income	Net Loss on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2026	$(589.0)	$(3.7)	$5.5	$(0.8)	$382.7	$(205.3)
Other Comprehensive (Loss) Income Before Reclassifications	(285.7)	(4.0)	—	—	195.9	(93.8)
Amounts Reclassified from AOCI Net of Tax (Benefit) Expense of $(1.0), $0.9, $(0.1), $(0.1), $0.0 and $(0.3)	(3.7)	3.3	(0.3)	(0.1)	—	(0.8)
Other Comprehensive (Loss) Income Net of Tax (Benefit) Expense of $(77.1), $(0.1), $(0.1), $(0.1), $52.1 and $(25.3)	(289.4)	(0.7)	(0.3)	(0.1)	195.9	(94.6)
Balance as of September 30, 2026	$(878.4)	$(4.4)	$5.2	$(0.9)	$578.6	$(299.9)

	Changes in Net Unrealized Losses on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	Having Credit Losses Recognized in Condensed Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Income	Net Loss on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of June 30, 2025	$(631.7)	$(2.2)	$7.6	$(1.4)	$370.0	$(257.7)
Other Comprehensive Income (Loss) Before Reclassifications	84.7	(5.1)	—	0.6	(54.0)	26.2
Amounts Reclassified from AOCI Net of Tax Expense of $0.2, $1.2, $0.0, $0.0, $0.0 and $1.4	0.7	4.3	(0.5)	(0.1)	—	4.4
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $22.4, $(0.2), $0.0, $0.2, $(14.4) and $8.0	85.4	(0.8)	(0.5)	0.5	(54.0)	30.6
Balance as of September 30, 2025	$(546.3)	$(3.0)	$7.1	$(0.9)	$316.0	$(227.1)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12 - Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss (Continued)
The tables below display the changes in AOCI by component for the nine months ended September 30, 2026 and 2025.

	Changes in Net Unrealized Losses on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	Having Credit Losses Recognized in Condensed Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Income	Net Loss on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2026	$(559.5)	$(3.0)	$6.1	$(0.6)	$350.8	(206.2)
Other Comprehensive (Loss) Income Before Reclassifications	(315.9)	(3.6)	—	—	227.8	(91.7)
Amounts Reclassified from AOCI Net of Tax (Benefit) Expense of $(0.8), $0.6, $(0.2), $(0.1), $0.0 and $(0.5)	(3.0)	2.2	(0.9)	(0.3)	—	(2.0)
Other Comprehensive (Loss) Income Net of Tax (Benefit) Expense of $(84.9), $(0.3), $(0.2), $(0.1), $60.6 and $(24.9)	(318.9)	(1.4)	(0.9)	(0.3)	227.8	(93.7)
Balance as of September 30, 2026	$(878.4)	$(4.4)	$5.2	$(0.9)	$578.6	$(299.9)

	Changes in Net Unrealized Losses on Investment Securities
(Dollars in Millions)	Having No Credit Losses Recognized in Condensed Consolidated Statements of Income	Having Credit Losses Recognized in Condensed Consolidated Statements of Income	Net Unrecognized Postretirement Benefit Income	Net Loss on Cash Flow Hedges	Change in Discount Rate on Future Life Policyholder Benefits	Total
Balance as of January 1, 2025	$(687.8)	$(3.2)	$8.4	$(2.2)	$380.3	$(304.5)
Other Comprehensive Income (Loss) Before Reclassifications	140.7	(0.3)	—	1.4	(64.3)	77.5
Amounts Reclassified from AOCI Net of Tax Expense (Benefit) of $0.2, $0.2, $(0.3), $0.0, $0.0 and $0.1	0.8	0.5	(1.3)	(0.1)	—	(0.1)
Other Comprehensive Income (Loss) Net of Tax Expense (Benefit) of $37.3, $0.1, $(0.3), $(0.2), $(17.1) and $19.8	141.5	0.2	(1.3)	1.3	(64.3)	77.4
Balance as of September 30, 2025	$(546.3)	$(3.0)	$7.1	$(0.9)	$316.0	$(227.1)
Amounts reclassified from AOCI shown above are reported in Net Income (Loss) as follows:

Components of AOCI	Condensed Consolidated Statements of Income (Loss) Line Item Affected by Reclassifications
Net Unrealized Losses on Investment Securities with No Credit Losses	Net Realized Investment (Losses) Gains
Net Unrealized Losses on Investment Securities with Credit Losses	Impairment Losses and Net Realized Investment (Losses) Gains
Net Unrecognized Postretirement Benefit Income	Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses, Insurance and Other Expenses, and Interest Expense
Net Loss on Cash Flow Hedges	Net Investment Income and Interest Expense

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13 - Shareholders' Equity
Common Stock Repurchases
On August 5, 2025, Kemper’s Board of Directors approved a share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). As of September 30, 2026, the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million.
No shares were repurchased during the three and nine months ended September 30, 2026.
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
The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The ASR Agreement was accounted for as a treasury stock transaction and forward stock purchase contract. The shares delivered were immediately retired, and the unsettled portion of the ASR Agreement was recorded in additional paid-in capital in the Company’s Condensed Consolidated Balance Sheet. The forward stock purchase contract was considered indexed to the Company’s own stock and was classified as an equity instrument.
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
In addition to the ASR Agreement repurchases, Kemper repurchased and retired approximately 1,126,000 and 1,636,000 of its common stock in open market transactions under its share repurchase authorization during the three and nine months ended September 30, 2025, respectively. The repurchases during the three months ended September 30, 2025 were for an aggregate cost of $66.5 million and an average cost per share of $59.00 and the repurchases during the nine months ended September 30, 2025 were for an aggregate cost of $99.0 million and an average cost per share of $60.52.
Employee Stock Purchase Plan
During the three months ended September 30, 2026, the Company did not issue any shares under the Kemper Employee Stock Purchase Plan (“ESPP”). During the three months ended September 30, 2025, the Company issued 17,000 shares under the Kemper ESPP at an average discount price of $43.82 per share. Compensation costs charged against income were $0.1 million during the three months ended September 30, 2025.
During the nine months ended September 30, 2026 and 2025, the Company issued approximately 58,000 and 45,000 shares under the Kemper ESPP, respectively, at an average discounted price of $24.26 and $51.17 per share. Compensation costs charged against income were $0.2 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14 - Amortization of Intangible Assets
The following table presents the amortization expense on definite life intangible assets incurred by the Company for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Specialty Property & Casualty Insurance	$5.1	$5.5	$14.7	$14.3
Life Insurance	1.7	1.8	5.2	5.1
Total Segment Amortization Expense	6.8	7.3	19.9	19.4
Corporate and Other	2.9	4.2	9.6	14.0
Non-Core Operations[1]	0.1	22.3	0.7	23.6
Total Amortization Expense	$9.8	$33.8	$30.2	$57.0
[1] During the three and nine months ended September 30, 2025, the Company recognized a $21.7 million impairment of Internal-Use Software assets included in Non-Core Operations.
Note 15 - Policyholder Obligations
Policyholder Obligations at September 30, 2026 and December 31, 2025 were as follows:

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
FHLB Funding Agreements	$422.4	$513.8
Universal Life-type Policyholder Account Balances	91.8	94.2
Total	$514.2	$608.0
FHLB Funding Agreements
Kemper’s subsidiary, United Insurance Company of America (“United Insurance”) has entered into funding agreements with the FHLB of Chicago in exchange for cash, which it uses for spread lending purposes. During the nine months ended September 30, 2026, United Insurance received no advances from the FHLB of Chicago and made repayments of $91.4 million under the spread lending program.
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
United Insurance’s liability under the funding agreements with the FHLB of Chicago, the amount of collateral pledged under such agreements and FHLB of Chicago common stock owned by United Insurance at September 30, 2026 and December 31, 2025 is presented below.

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Liability under Funding Agreements	$422.4	$513.8
Fair Value of Collateral Pledged	506.0	661.3
FHLB of Chicago Common Stock Owned at Cost	14.7	17.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15 - Policyholder Obligations (Continued)
Universal Life-type Policyholder Account Balances
The Company’s weighted-average crediting rate for Universal Life-type Policyholder Account Balances was 5.1% as of September 30, 2026 and 2025, respectively. Guaranteed minimum benefit amounts in excess of the current account balances for these contracts were $247.8 million and $260.3 million as of September 30, 2026 and December 31, 2025, respectively. The cash surrender value of the Company’s policyholder obligations for these contracts was $91.8 million and $94.2 million as of September 30, 2026 and December 31, 2025, respectively.
Note 16 - Debt
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provided for an accordion feature whereby the Company could increase the revolving credit borrowing capacity by an additional $200.0 million for a total maximum capacity of $800.0 million. On May 4, 2026, the Company reduced the borrowing capacity under the credit agreement from $600.0 million to $350.0 million in accordance with terms of the agreement. The accordion feature remained unchanged and permits the Company to increase total borrowing capacity up to $550.0 million. There were no outstanding borrowings under the credit agreement at either September 30, 2026 or December 31, 2025.
On August 3, 2026, the Company entered into an amendment (the “Amendment”) to the credit agreement. The Amendment, among other things, (i) replaced the consolidated net worth financial covenant contained in the agreement with a consolidated tangible net worth financial covenant, effective as of June 29, 2026, and (ii) added a quarterly-tested financial covenant requiring each of Trinity Universal Insurance Company (“Trinity”) and United Insurance to maintain a minimum risk-based capital ratio.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Non-Current outstanding at September 30, 2026 and December 31, 2025 was:

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Non-Current:
2.400% Senior Notes due September 30, 2030	$398.2	$397.9
3.800% Senior Notes due February 23, 2032	397.3	396.9
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	149.5	148.7
Total Long-term Debt Outstanding	$945.0	$943.5
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
2.400% Senior Notes Due 2030
Kemper has $400.0 million aggregate principal of 2.400% senior notes due September 30, 2030 (the “2030 Senior Notes”). The net proceeds of issuance were $395.8 million, net of discount and transaction costs, for an effective yield of 2.52%. The 2030 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time, at Kemper’s option, at specified redemption prices.

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
Short-term Debt
Kemper’s subsidiaries, United Insurance, Trinity and American Access Casualty Company (“AAC”), are members of the FHLBs of Chicago, Dallas and Chicago, respectively. The Company periodically uses short-term FHLB borrowings for cash management and risk management purposes, in addition to long-term FHLB borrowings for the spread lending program. The Company did not receive advances or make repayments of short-term debt during the three and nine months ended September 30, 2026 and 2025 for cash and risk management purposes. There were no short-term debt advances from the FHLBs of Chicago or Dallas outstanding at September 30, 2026 or December 31, 2025. For information on United Insurance’s funding agreement with the FHLB of Chicago in connection with the spread lending program, see Note 15, "Policyholder Obligations" to the Condensed Consolidated Financial Statements.
Note 17 - Income Taxes
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2011 as well as 2018, 2019 and 2021. As a result of the Company filing amended federal income tax returns, tax years 2012 and 2013 are under limited examination with respect to carryback adjustments associated with the amended returns. The statute of limitations related to tax years 2014, 2015, 2016, and 2017 has been extended to December 31, 2027. Tax years 2020, 2022, 2023 are currently under examination and will remain open until the examinations are complete. The statute of limitations for tax years 2020 and 2022 are open until December 31, 2027. Tax years 2023 and 2024 are subject to statute of limitations of three years from their extended due dates of October 15, 2024, and 2025, respectively.
The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
The interim period tax expense or benefit is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. For the three months ended September 30, 2026, the income tax expense attributable to Kemper Corporation was $10.1 million, or 16.1% of income before income taxes, compared to an income tax benefit of $7.9 million, or 27.3% of loss before income taxes for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the income tax expense attributable to Kemper Corporation was $5.3 million or (1.3)% of loss before income taxes, compared to an income tax expense of $34.0 million or 18.3% of income before income taxes for the nine months ended September 30, 2025.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17 - Income Taxes (Continued)
As of September 30, 2026, the Company recorded $1.7 million in Unrecognized Tax Benefits, including accrued interest. There were no Unrecognized Tax Benefits at December 31, 2025. The Company recognizes liabilities related to Unrecognized Tax Benefits and related interest and penalties in Income Tax Expense (Benefit).
For the nine months ended September 30, 2026 and 2025, federal income taxes paid, net of income tax refunds received, were $21.9 million and $20.5 million, respectively.
For the nine months ended September 30, 2026 and 2025, state income taxes paid, net of income tax refunds received, were $0.4 million and $1.7 million, respectively. No foreign income taxes were paid or refunded for the nine months ended September 30, 2026 and 2025.
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
(ii) Net Realized Investment (Losses) Gains;
(iii) Impairment Losses;
(iv) Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs;
(v) Debt Extinguishment and Other Charges;
(vi) Goodwill Impairment;
(vii) Non-Core Operations; and
(viii) Significant non-recurring or infrequent items that may not be indicative of ongoing operations
Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. There were no applicable significant non-recurring items that the Company excluded from the calculation of Adjusted Consolidated Net Operating Income for the three and nine months ended September 30, 2026 or 2025.
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
Summary of Results
A reconciliation of Net Income (Loss) attributable to Kemper Corporation to Adjusted Consolidated Net Operating Income (a non-GAAP financial measure) for the three and nine months ended September 30, 2026 and 2025 is presented below.

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Change	Sep 30, 2026	Sep 30, 2025	Change
Net Income (Loss) attributable to Kemper Corporation	$52.4	$(21.0)	$73.4	$(414.1)	$151.3	$(565.4)
Less:
Change in Fair Value of Equity and Convertible Securities	2.6	(1.7)	4.3	0.2	(2.0)	2.2
Net Realized Investment (Losses) Gains	(0.9)	3.1	(4.0)	(0.1)	3.7	(3.8)
Impairment Losses	(2.9)	(2.5)	(0.4)	(23.0)	(5.1)	(17.9)
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	(6.4)	(19.6)	13.2	(23.0)	(27.6)	4.6
Debt Extinguishment and Other Charges	—	—	—	—	0.4	(0.4)
Goodwill Impairment	—	—	—	(460.0)	—	(460.0)
Non-Core Operations	0.1	(20.7)	20.8	(6.9)	(29.0)	22.1
Adjusted Consolidated Net Operating Income	$59.9	$20.4	$39.5	$98.7	$210.9	$(112.2)

Components of Adjusted Consolidated Net Operating Income:
Segment Adjusted Net Operating Income:
Specialty Property & Casualty Insurance	$54.4	$7.6	$46.8	$70.3	$184.5	$(114.2)
Life Insurance	19.8	18.6	1.2	56.1	48.4	7.7
Total Segment Adjusted Net Operating Income	74.2	26.2	48.0	126.4	232.9	(106.5)
Corporate and Other Adjusted Net Operating Loss	(13.0)	(9.0)	(4.0)	(30.3)	(30.7)	0.4
Less: Net Income (Loss) attributable to Noncontrolling Interest	1.3	(3.2)	4.5	(2.6)	(8.7)	6.1
Adjusted Consolidated Net Operating Income	$59.9	$20.4	$39.5	$98.7	$210.9	$(112.2)

Summary of Results (Continued)
Net Income (Loss) attributable to Kemper Corporation
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
Net Income attributable to Kemper Corporation was $52.4 million, or $0.89 per unrestricted common share, for the three months ended September 30, 2026, compared to Net Loss attributable to Kemper Corporation of $21.0 million, or $(0.34) per unrestricted common share, for the same period in 2025. Net Income attributable to Kemper Corporation increased by $73.4 million due primarily to higher Adjusted Consolidated Net Operating Income, higher income from Non-Core Operations and lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs.
Adjusted Consolidated Net Operating Income increased by $39.5 million for the three months ended September 30, 2026, compared to the same period in 2025, due primarily to favorable prior year development in Specialty Personal Automobile. The increase was also driven by lower adverse prior year development in Specialty Commercial Automobile, partially offset by higher underlying losses resulting primarily from higher claim severity.
Income from Non-Core Operations increased by $20.8 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to $21.7 million of impairment losses recognized on Internal-Use Software assets in the prior year period. Separately, on August 1, 2025, certain Non-Core Operations subsidiaries entered into a renewal rights agreement with a third party and certain of its affiliates (collectively, the “Third Party”) whereby the Third Party will offer replacement policies for certain policies written by these subsidiaries in New York in accordance with the state’s non-renewal rules. During the second quarter of 2026, these subsidiaries and the Third Party began execution of the agreement, based on having received regulatory approval from the New York Department of Financial Services during the first quarter of 2026.
Corporate and Other Adjusted Net Operating Loss increased by $4.0 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by lower net investment income.
Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
Net Loss attributable to Kemper Corporation was $414.1 million, or $(7.04) per unrestricted common share, for the nine months ended September 30, 2026, compared to Net Income attributable to Kemper Corporation of $151.3 million, or $2.40 per unrestricted common share, for the same period in 2025. Net (Loss) Income attributable to Kemper Corporation decreased by $565.4 million due primarily to a $460.0 million goodwill impairment related to the Specialty Property & Casualty Insurance segment in the second quarter of 2026 and lower Adjusted Consolidated Net Operating Income.
Adjusted Consolidated Net Operating Income decreased by $112.2 million for the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to a deterioration in Specialty Personal Automobile’s Underlying loss and LAE ratio driven by higher claim severity and frequency on bodily injury coverages in California and a Florida Statutory Profit Limit Refund (as further discussed below), partially offset by favorable prior year development in the Specialty Property & Casualty Insurance segment.
Following the enactment of Florida insurance reform in 2023, the Company has experienced lower loss costs within its personal auto business, resulting in favorable loss reserve development and improved expected profitability for recent accident years. As of December 31, 2025, the Company concluded that it is probable Florida personal auto underwriting profit for the three most recent accident years ended December 31, 2025 will exceed the profit limitation established under Florida statute, and recorded a reduction to earned premiums representing its estimate of profits expected to be returned to policyholders. During the first quarter of 2026, the Company increased its estimate of profits expected to be returned to policyholders for the three most recent accident years ended December 31, 2025 by $11.0 million given favorable development through March 31, 2026. During the first quarter of 2026, the Company also concluded that it is probable underwriting profit for the subsequent three-year accident period (2024 through 2026) will exceed the applicable profit limitation and recorded a reduction to earned premiums of $17.0 million representing its estimate of profits expected to be returned to policyholders for that period. These actions resulted in a total reduction to earned premiums of $28.0 million for the first quarter of 2026. During the second and third quarters of 2026, the Company increased its estimate of profits expected to be returned to policyholders for accident years 2024 through 2026 and recorded a reduction to earned premiums of $2.0 million and $10.0 million, respectively. The estimate for accident years 2024 through 2026 remains subject to changes based on future development through March 31, 2027. The statute requires that excess profits for accident years 2023 through 2025 be returned to policyholders active as of December 31, 2025, and the Company expects to do so.

Summary of Results (Continued)
The loss from Non-Core Operations decreased by $22.1 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to $21.7 million of impairment losses recognized on Internal-Use Software assets in the prior year period.
Corporate and Other Adjusted Net Operating Loss decreased by $0.4 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by lower interest expense due to the redemption of $450 million of 4.350% senior notes in the first quarter of 2025, partially offset by lower net investment income.
Revenues
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
Total Revenues decreased by $149.1 million to $1,090.6 million for the three months ended September 30, 2026, compared to $1,239.7 million for the same period in 2025. The decrease was primarily driven by lower earned premiums.
Earned Premiums decreased by $149.9 million to $983.4 million for the three months ended September 30, 2026, compared to $1,133.3 million for the same period in 2025, primarily driven by a $159.4 million decrease from the Specialty Property & Casualty Insurance segment, mainly attributable to lower personal automobile volumes. These decreases were partially offset by higher commercial automobile volumes within the Specialty Property & Casualty Insurance segment.
Net Investment Income increased by $2.5 million to $107.3 million for the three months ended September 30, 2026, compared to $104.8 million for the same period in 2025, primarily driven by higher yields from Company-Owned Life Insurance.
Impairment Losses increased by $0.6 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by an increase in the allowance for credit losses on fixed maturity securities.
Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
Total Revenues decreased by $367.8 million to $3,290.5 million for the nine months ended September 30, 2026, compared to $3,658.3 million for the same period in 2025. The decrease was primarily driven by lower earned premiums and higher impairment losses, partially offset by higher net investment income.
Earned Premiums decreased by $357.7 million to $2,994.3 million for the nine months ended September 30, 2026, compared to $3,352.0 million for the same period in 2025, primarily driven by a $350.6 million decrease from the Specialty Property & Casualty Insurance segment, mainly attributable to lower personal automobile volumes, a $40.0 million Florida Statutory Profit Limit Refund in the first nine months of 2026, and further impacted by a $26.3 million reduction from the Preferred Insurance business, reported as Non-Core Operations, due primarily to lower volumes resulting from the exit and run-off of the business. These decreases were partially offset by higher commercial automobile volumes within the Specialty Property & Casualty Insurance segment.
Net Investment Income increased by $17.9 million to $319.8 million for the nine months ended September 30, 2026, compared to $301.9 million for the same period in 2025, primarily driven by increased earnings on alternative investments and higher levels and yields from fixed maturity securities and Company-Owned Life Insurance, partially offset by lower average Short-term invested assets.
Impairment Losses increased by $22.7 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by a $21.0 million credit loss allowance recognized on the Reciprocal Exchange surplus notes in the second quarter of 2026.

Specialty Property & Casualty Insurance
Selected financial information for the Specialty Property & Casualty Insurance segment is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net Premiums Written	$838.7	$982.2	$2,618.4	$3,052.5

Earned Premiums	$857.9	$1,017.3	$2,639.7	$2,990.3
Net Investment Income	58.5	53.8	167.5	153.9
Other Income	1.0	2.5	5.0	6.5
Total Revenues	917.4	1,073.6	2,812.2	3,150.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	691.9	798.7	2,167.4	2,211.1
Catastrophe Losses and LAE	2.0	1.0	9.4	10.1
Prior Years:
Non-catastrophe Losses and LAE	(23.2)	51.4	(10.9)	65.5
Catastrophe Losses and LAE	—	—	0.5	0.6
Total Incurred Losses and LAE	670.7	851.1	2,166.4	2,287.3
Insurance Expenses	180.2	214.6	560.7	634.5
Segment Adjusted Operating Income	66.5	7.9	85.1	228.9
Income Tax Expense	12.1	0.3	14.8	44.4
Total Segment Adjusted Net Operating Income	$54.4	$7.6	$70.3	$184.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.7%	78.5%	82.1%	74.0%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.1	0.4	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(2.7)	5.1	(0.4)	2.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	78.2	83.7	82.1	76.5
Insurance Expense Ratio	21.0	21.1	21.2	21.2
Combined Ratio	99.2%	104.8%	103.3%	97.7%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.7%	78.5%	82.1%	74.0%
Insurance Expense Ratio	21.0	21.1	21.2	21.2
Underlying Combined Ratio	101.7%	99.6%	103.3%	95.2%
Non-GAAP Measure Reconciliation
Combined Ratio	99.2%	104.8%	103.3%	97.7%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.2	0.1	0.4	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(2.7)	5.1	(0.4)	2.2
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	101.7%	99.6%	103.3%	95.2%

Specialty Property & Casualty Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Insurance Reserves:
Personal Automobile	$1,861.8	$1,826.8
Commercial Automobile	1,122.5	942.6
Total Insurance Reserves	$2,984.3	$2,769.4

Insurance Reserves:
Loss and Allocated LAE Reserves:
Case and Allocated LAE	$1,081.9	$960.4
Incurred But Not Reported	1,709.3	1,610.9
Total Loss and LAE Reserves	2,791.2	2,571.3
Unallocated LAE Reserves	193.1	198.1
Total Insurance Reserves[1]	$2,984.3	$2,769.4
[1] Includes $28.1 million and $29.4 million attributable to Kemper Reciprocal as of September 30, 2026 and December 31, 2025, respectively, which is reported as a consolidated VIE.
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
Overall
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $54.4 million for the three months ended September 30, 2026, compared to $7.6 million for the same period in 2025. Segment adjusted net operating results increased by $46.8 million, which included a $24.6 million increase from personal automobile insurance and a $22.2 million increase from commercial automobile insurance. The increase in personal automobile Adjusted Net Operating Income was primarily driven by favorable prior year development. The increase in commercial automobile insurance Adjusted Net Operating Income was primarily driven by lower adverse prior year development, partially offset by higher underlying losses resulting primarily from higher claim severity on bodily injury coverages.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $159.4 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower personal automobile volumes, partially offset by higher commercial automobile volumes.
Net Investment Income increased by $4.7 million for the three months ended September 30, 2026 compared to the same period in 2025, due primarily to higher levels and yields from fixed maturity securities and increased earnings on alternative investments.

Specialty Property & Casualty Insurance (Continued)
Incurred Loss and LAE were $670.7 million or 78.2% of earned premiums for the three months ended September 30, 2026 compared to $851.1 million or 83.7% of earned premiums, for the same period in 2025. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to favorable prior year development partially offset by a deterioration in the current year underlying loss and LAE ratio. Underlying losses and LAE as a percentage of earned premiums were 80.7% for the three months ended September 30, 2026, a deterioration of 2.2 percentage points, compared to the same period in 2025, due to higher claim severity primarily related to bodily injury coverages in California. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $23.2 million for the three months ended September 30, 2026, compared to adverse development of $51.4 million for the same period in 2025, an improvement of $74.6 million, due primarily to favorable development on bodily injury and physical damage coverages in personal automobile and lower adverse prior year development on bodily injury coverages in commercial automobile. Catastrophe losses and LAE (excluding reserve development) were $2.0 million for the three months ended September 30, 2026 compared to $1.0 million for the same period in 2025, a deterioration of $1.0 million.
Insurance Expenses were $180.2 million, or 21.0% of earned premiums, for the three months ended September 30, 2026, compared to $214.6 million, or 21.1% of earned premiums for the same period in 2025. Insurance Expenses decreased $34.4 million due to lower expenses associated with decreased business volumes.
The Specialty Property & Casualty Insurance segment’s three months ended September 30, 2026 effective tax rate was 18.2% compared to 3.1% for the same period in 2025. The effective income tax rate for the third quarters of 2026 and 2025 differs from the federal statutory income tax rate due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible stock and executive compensation. The difference in effective tax rates between the third quarters of 2026 and 2025 is primarily due to changes in pretax income.
Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
The Specialty Property & Casualty Insurance segment reported Total Segment Adjusted Net Operating Income of $70.3 million for the nine months ended September 30, 2026, compared to $184.5 million for the same period in 2025. Segment adjusted net operating results decreased by $114.2 million, which included a $136.9 million decrease from personal automobile insurance and a $22.7 million increase from commercial automobile insurance. The decrease in personal automobile Adjusted Net Operating Income was primarily driven by higher underlying losses resulting from higher claim severity and frequency in California and a $40.0 million Florida Statutory Profit Limit Refund, partially offset by favorable prior year development. The increase in commercial automobile insurance Adjusted Net Operating Income was primarily driven by lower adverse prior year development.
Earned Premiums in the Specialty Property & Casualty Insurance segment decreased by $350.6 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to lower personal automobile volumes and $40.0 million for the Florida Statutory Profit Limit Refund, partially offset by higher commercial automobile volumes.
Net Investment Income increased by $13.6 million for the nine months ended September 30, 2026 compared to the same period in 2025, due primarily to higher levels and yields of fixed maturity securities and increased earnings on alternative investments, partially offset by lower average short-term investments.
Incurred Loss and LAE were $2,166.4 million or 82.1% of earned premiums for the nine months ended September 30, 2026 compared to $2,287.3 million or 76.5% of earned premiums, for the same period in 2025. Incurred losses and LAE as a percentage of earned premiums increased primarily due to a deterioration in the underlying loss and LAE ratio partially offset by favorable prior year development. Underlying losses and LAE as a percentage of earned premiums were 82.1% for the nine months ended September 30, 2026, a deterioration of 8.1 percentage points, compared to the same period in 2025 due to higher claim severity and frequency primarily related to bodily injury coverages in California and the Florida Statutory Profit Limit Refund impact to earned premiums, partially offset by higher average earned premium per exposure in commercial automobile (2.0% increase year over year). Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development (including catastrophe reserve development) was $10.4 million for the nine months ended September 30, 2026, compared to adverse development of $66.1 million for the same period in 2025, an improvement of $76.5 million due primarily to favorable development on bodily injury and physical damage coverages in personal automobile and lower adverse prior year development on bodily injury coverages in commercial automobile. Catastrophe losses and LAE (excluding reserve development) were $9.4 million for the nine months ended September 30, 2026 compared to $10.1 million for the same period in 2025, an improvement of $0.7 million.

Specialty Property & Casualty Insurance (Continued)
Insurance Expenses were $560.7 million, or 21.2% of earned premiums, for the nine months ended September 30, 2026, compared to $634.5 million, or 21.2% of earned premiums for the same period in 2025. Insurance Expenses decreased $73.8 million due to lower expenses associated with decreased business volumes.
The Specialty Property & Casualty Insurance segment’s nine months ended September 30, 2026 effective tax rate was 17.6% compared to 19.5% for the same period in 2025. The effective income tax rate for the nine months ended September 30, 2026 and 2025 differs from the federal statutory income tax rate due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible stock and executive compensation. The difference in effective tax rates between the nine months ended 2026 and 2025 is primarily due to changes in pretax income.
Specialty Personal Automobile Insurance
Selected financial information for the specialty personal automobile insurance product line is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net Premiums Written	$530.5	$727.6	$1,771.6	$2,318.5
Earned Premiums	$599.9	$785.1	$1,894.3	$2,328.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$485.0	$629.2	$1,596.2	$1,729.3
Catastrophe Losses and LAE	1.6	0.6	7.8	7.6
Prior Years:
Non-catastrophe Losses and LAE	(25.9)	8.0	(37.4)	(1.7)
Catastrophe Losses and LAE	—	(0.1)	0.4	0.3
Total Incurred Losses and LAE	$460.7	$637.7	$1,567.0	$1,735.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.8%	80.1%	84.3%	74.3%
Current Year Catastrophe Losses and LAE Ratio	0.3	0.1	0.4	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(4.3)	1.0	(2.0)	(0.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	76.8	81.2	82.7	74.5
Insurance Expense Ratio	22.5	22.0	22.5	22.0
Combined Ratio	99.3%	103.2%	105.2%	96.5%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.8%	80.1%	84.3%	74.3%
Insurance Expense Ratio	22.5	22.0	22.5	22.0
Underlying Combined Ratio	103.3%	102.1%	106.8%	96.3%
Non-GAAP Measure Reconciliation
Combined Ratio	99.3%	103.2%	105.2%	96.5%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.3	0.1	0.4	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(4.3)	1.0	(2.0)	(0.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	103.3%	102.1%	106.8%	96.3%

Specialty Property & Casualty Insurance (Continued)
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
Earned Premiums on personal automobile insurance decreased by $185.2 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower volumes. Incurred losses and LAE were $460.7 million, or 76.8% of earned premiums for the three months ended September 30, 2026, compared to $637.7 million, or 81.2% of earned premiums, for the same period in 2025. Incurred losses and LAE as a percentage of earned premiums decreased due to favorable prior year development partially offset by a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of related earned premiums were 80.8% for the three months ended September 30, 2026, compared to 80.1% for the same period in 2025, a deterioration of 0.7 percentage points. The deterioration was driven by higher claim severity, primarily related to bodily injury coverages in California. Prior year favorable loss and LAE reserve development was $25.9 million for the three months ended September 30, 2026, compared to adverse development of $7.9 million for the same period in 2025, an improvement of $33.8 million due primarily to favorable development on bodily injury and physical damage coverages. Catastrophe losses and LAE (excluding reserve development) were $1.6 million for the three months ended September 30, 2026, compared to $0.6 million for the same period in 2025, a deterioration of $1.0 million.
Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
Earned Premiums on personal automobile insurance decreased by $433.8 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower volumes and a $40.0 million Florida Statutory Profit Limit Refund in the first nine months of 2026. Incurred losses and LAE were $1,567.0 million, or 82.7% of earned premiums for the nine months ended September 30, 2026, compared to $1,735.5 million, or 74.5% of earned premiums, for the same period in 2025. Incurred losses and LAE as a percentage of earned premiums increased due to a deterioration in the underlying loss and LAE ratio, partially offset by favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of related earned premiums were 84.3% for the nine months ended September 30, 2026, compared to 74.3% for the same period in 2025, a deterioration of 10.0 percentage points. The deterioration was driven by higher claim severity and frequency, primarily related to bodily injury coverages in California, and the Florida Statutory Profit Limit Refund impact to earned premiums. Favorable loss and LAE reserve development was $37.0 million for the nine months ended September 30, 2026, compared to $1.4 million for the same period in 2025, an improvement of $35.6 million due primarily to favorable development on bodily injury and physical damage coverages. Catastrophe losses and LAE (excluding reserve development) were $7.8 million for the nine months ended September 30, 2026, compared to $7.6 million for the same period in 2025, a deterioration of $0.2 million.

Specialty Property & Casualty Insurance (Continued)
Commercial Automobile Insurance
Selected financial information for the commercial automobile insurance product line is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net Premiums Written	$308.2	$254.6	$846.8	$734.0
Earned Premiums	$258.0	$232.2	$745.4	$662.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	$206.9	$169.5	$571.2	$481.8
Catastrophe Losses and LAE	0.4	0.4	1.6	2.5
Prior Years:
Non-catastrophe Losses and LAE	2.7	43.4	26.5	67.2
Catastrophe Losses and LAE	—	0.1	0.1	0.3
Total Incurred Losses and LAE	$210.0	$213.4	$599.4	$551.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.2%	73.0%	76.6%	72.8%
Current Year Catastrophe Losses and LAE Ratio	0.2	0.2	0.2	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	18.7	3.6	10.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	81.4	91.9	80.4	83.3
Insurance Expense Ratio	17.6	18.1	18.1	18.3
Combined Ratio	99.0%	110.0%	98.5%	101.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.2%	73.0%	76.6%	72.8%
Insurance Expense Ratio	17.6	18.1	18.1	18.3
Underlying Combined Ratio	97.8%	91.1%	94.7%	91.1%
Non-GAAP Measure Reconciliation
Combined Ratio	99.0%	110.0%	98.5%	101.6%
Less:
Current Year Catastrophe Losses and LAE Ratio	0.2	0.2	0.2	0.4
Prior Years Non-catastrophe Losses and LAE Ratio	1.0	18.7	3.6	10.1
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Underlying Combined Ratio	97.8%	91.1%	94.7%	91.1%

Specialty Property & Casualty Insurance (Continued)
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
Earned Premiums on commercial automobile insurance increased by $25.8 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher business volumes and higher average earned premium per exposure. Incurred losses and LAE were $210.0 million, or 81.4% of earned premiums in 2026, compared to $213.4 million, or 91.9% of earned premiums in 2025. Incurred losses and LAE as a percentage of earned premiums improved primarily due to lower adverse prior year development, partially offset by a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of earned premiums were 80.2% in the three months ended September 30, 2026, compared to 73.0% during the same period in 2025, a deterioration of 7.2 percentage points driven by higher claim severity, primarily related to bodily injury coverages, partially offset by higher average earned premium per exposure (1.9% increase year over year). Adverse loss and LAE reserve development was $2.7 million for the three months ended September 30, 2026, compared to adverse development of $43.5 million for the same period in 2025, a decrease of $40.8 million due primarily to lower adverse development on bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $0.4 million for the three months ended September 30, 2026 and 2025, respectively.
Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
Earned Premiums on commercial automobile insurance increased by $83.2 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher business volumes and higher average earned premium per exposure. Incurred losses and LAE were $599.4 million, or 80.4% of earned premiums in 2026, compared to $551.8 million, or 83.3% of earned premiums in 2025. Incurred losses and LAE as a percentage of earned premiums decreased primarily due to lower adverse prior year development partially offset by a deterioration in the underlying loss and LAE ratio. Underlying losses and LAE as a percentage of earned premiums were 76.6% for the nine months ended September 30, 2026, compared to 72.8% during the same period in 2025, a deterioration of 3.8 percentage points driven by higher claim severity, primarily related to bodily injury coverages, partially offset by higher average earned premium per exposure (2.0% increase year over year). Adverse loss and LAE reserve development was $26.6 million for the nine months ended September 30, 2026, compared to adverse development of $67.5 million for the same period in 2025, a decrease of $40.9 million due primarily to lower adverse development on bodily injury coverages. Catastrophe losses and LAE (excluding reserve development) were $1.6 million for the nine months ended September 30, 2026, compared to $2.5 million for the same period in 2025, an improvement of $0.9 million.
Life Insurance
Selected financial information for the Life Insurance segment is presented below.

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Earned Premiums	$115.7	$99.8	$319.2	$300.0
Net Investment Income	49.9	48.0	147.9	141.1
Other Income	0.2	0.4	0.9	1.4
Total Revenues	165.8	148.2	468.0	442.5
Policyholders’ Benefits and Incurred Losses and LAE	75.0	60.5	202.5	186.2
Insurance Expenses	67.9	65.6	199.8	199.7
Segment Adjusted Operating Income	22.9	22.1	65.7	56.6
Income Tax Expense	3.1	3.5	9.6	8.2
Total Segment Adjusted Net Operating Income	$19.8	$18.6	$56.1	$48.4

Life Insurance (Continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Insurance Reserves:
Future Policyholder Benefits	$3,006.0	$3,248.1
Incurred Losses and LAE Reserves:
Life	33.7	35.0
Accident and Health	5.0	4.4
Property	1.7	1.9
Total Incurred Losses and LAE Reserves	40.4	41.3
Total Insurance Reserves	$3,046.4	$3,289.4
Overall
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $19.8 million for the three months ended September 30, 2026, compared to $18.6 million for the same period in 2025. The increase in segment net operating results was due primarily to higher Earned Premiums, partially offset by higher Policyholders’ Benefits from life insurance products.
Earned Premiums increased by $15.9 million for the three months ended September 30, 2026, compared to the same period in 2025, due primarily to increases from model adjustments impacting the deferred profit liability, partially offset by decreases from the annual assumption update (combined $12.6 million increase in Earned Premiums) as compared to the same period in 2025. In 2026, the Company changed its annual assumption update from the fourth quarter to the third quarter to better align with its annual planning process and industry practice. Excluding the impacts from model adjustments and the annual assumption update, Earned Premiums increased by $3.3 million primarily driven by higher new business volume on life insurance products.
Net Investment Income increased by $1.9 million for the three months ended September 30, 2026, compared to the same period in 2025, due primarily to higher yields on Company-Owned Life Insurance.
Policyholders’ Benefits and Incurred Losses and LAE increased by $14.5 million for the three months ended September 30, 2026, compared to the same period in 2025, due primarily to increases from model adjustments, partially offset by decreases from the annual assumption update (combined $10.9 million increase in Life Policyholders’ Benefits) as compared to the same period in 2025. Excluding the impacts from model adjustments and the annual assumption update, Policyholders’ Benefits and Incurred Losses and LAE increased by $3.6 million, due to an increase in insurance reserves primarily driven by changes in mortality experience.
Insurance Expenses increased by $2.3 million for the three months ended September 30, 2026, compared to the same period in 2025, due to higher operating expenses primarily from personnel costs and higher commission expense on sales of life insurance products.
The Life Insurance segment’s three months ended September 30, 2026 effective income tax rate was 13.3% compared to 15.3% for the same period in 2025. The effective income tax rate for the third quarters of 2026 and 2025 differs from the federal statutory income tax rate primarily due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible stock and executive compensation. The decrease in the effective tax rate from the three months ended September 30, 2025 is primarily due to an increase in tax benefits from Company-Owned Life Insurance.
Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
The Life Insurance segment reported Total Segment Adjusted Net Operating Income of $56.1 million for the nine months ended September 30, 2026, compared to $48.4 million for the same period in 2025. The increase in segment net operating results was due primarily to higher Earned Premiums and Net Investment Income, partially offset by higher Policyholders’ Benefits from life insurance products.

Life Insurance (Continued)
Earned Premiums increased by $19.2 million for the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to increases from model adjustments impacting the deferred profit liability, partially offset by decreases from the annual assumption update (combined $12.6 million increase in Earned Premiums) as compared to the same period in 2025. Excluding the impacts from model adjustments and the annual assumption update, Earned Premiums increased by $6.6 million primarily driven by higher new business volume on life insurance products.
Net Investment Income increased by $6.8 million for the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to increased earnings on alternative investments and higher yields on Company-Owned Life Insurance, partially offset by lower yields on fixed maturity securities.
Policyholders’ Benefits and Incurred Losses and LAE increased by $16.3 million for the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to increases from model adjustments, partially offset by decreases from the annual assumption update (combined $10.9 million increase in Life Policyholders’ Benefits) as compared to the same period in 2025. Excluding the impacts from model adjustments and the annual assumption update, Policyholders’ Benefits and Incurred Losses and LAE increased by $5.4 million, due to an increase in insurance reserves primarily driven by changes in mortality experience.
Insurance Expenses increased by $0.1 million for the nine months ended September 30, 2026, compared to the same period in 2025.
The Life Insurance segment’s effective income tax rate was 14.5% for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate for the nine months ended September 30, 2026 and 2025 differs from the federal statutory income tax rate due to investments in Company-Owned Life Insurance, tax-exempt investment income and nondeductible stock and executive compensation.

Investment Results
Net Investment Income
Net Investment Income for the three and nine months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Investment Income:
Interest on Fixed Maturities[1]	$81.4	$79.1	$241.7	$232.4
Dividends on Equity Securities Excluding Alternative Investments	1.9	2.1	4.7	3.6
Alternative Investments:
Equity Method Limited Liability Investments	(1.8)	—	—	(6.0)
Limited Liability Investments Included in Equity Securities	5.5	4.0	16.1	10.8
Total Alternative Investments	3.7	4.0	16.1	4.8
Short-term Investments	2.9	4.2	8.7	18.8
Loans to Policyholders	5.1	5.2	15.6	15.6
Real Estate	2.6	2.5	7.6	7.0
Company-Owned Life Insurance	13.5	10.8	37.1	31.5
Other	2.9	3.1	10.2	8.4
Total Investment Income	114.0	111.0	341.7	322.1
Investment Expenses:
Real Estate	2.3	2.0	6.8	6.3
Other Investment Expenses	4.4	4.2	15.1	13.9
Total Investment Expenses	6.7	6.2	21.9	20.2
Net Investment Income	$107.3	$104.8	$319.8	$301.9

[1] Reduced by interest expense incurred on FHLB borrowings used for spread lending purposes of $3.5 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively, and $10.9 million and $14.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Net Investment Income increased by $2.5 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by higher yields from Company-Owned Life Insurance.
Net Investment Income increased by $17.9 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by increased earnings on alternative investments and higher levels and yields from fixed maturity securities and Company-Owned Life Insurance, partially offset by lower average Short-term invested assets.
Change in Unrealized Gains and Losses on Investments
Unrealized losses on investments increased $368.2 million and $406.8 million for the three and nine months ended September 30, 2026, respectively, driven by increases in interest rates.

Investment Results (Continued)
Change in Fair Value of Equity and Convertible Securities
The components of Change in Fair Value of Equity and Convertible Securities for the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Preferred Stocks	$(0.1)	$(0.5)	$0.2	$—
Common Stocks	5.3	(0.1)	6.2	0.6
Other Equity Interests:
Exchange Traded Funds	(0.3)	—	0.1	—
Limited Liability Companies and Limited Partnerships	(1.7)	(1.5)	(6.3)	(3.1)
Total Other Equity Interests	(2.0)	(1.5)	(6.2)	(3.1)
Change in Fair Value of Equity Securities	3.2	(2.1)	0.2	(2.5)
Change in Fair Value of Convertible Securities	—	—	—	—
Change in Fair Value of Equity and Convertible Securities	$3.2	$(2.1)	$0.2	$(2.5)
Net Realized (Losses) Gains on Sales of Investments
The components of Net Realized Investment (Losses) Gains for the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Fixed Maturities:
Gains on Sales	$0.9	$3.7	$4.8	$5.4
Losses on Sales	(2.1)	(0.5)	(5.2)	(1.5)
Equity Securities:
Gains on Sales	0.1	0.5	0.3	0.5
Losses on Sales	(0.1)	—	(0.1)	—
Other Investments:
Gains on Sales	0.1	0.2	0.1	0.3
Losses on Sales	—	—	—	—
Net Realized Investment (Losses) Gains	$(1.1)	$3.9	$(0.1)	$4.7

Gross Gains on Sales	$1.1	$4.4	$5.2	$6.2
Gross Losses on Sales	(2.2)	(0.5)	(5.3)	(1.5)
Net Realized Investment (Losses) Gains	$(1.1)	$3.9	$(0.1)	$4.7
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

Investment Results (Continued)
The components of Impairment Losses in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025 were:

	Three Months Ended				Nine Months Ended
	Sep 30, 2026		Sep 30, 2025		Sep 30, 2026		Sep 30, 2025
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers	Amount	Number of Issuers
Other Assets[1]	$—	—	$—	—	$(21.0)	1	$—	—
Fixed Maturities	(3.5)	13	(2.9)	22	(7.0)	18	(6.2)	23
Real Estate	(0.2)	2	(0.1)	4	(1.0)	3	(0.1)	4
Other	—	—	(0.1)	5	(0.1)	9	(0.1)	5
Impairment Losses[2]	$(3.7)		$(3.1)		$(29.1)		$(6.4)
[1] During the second quarter of 2026, the Company established an allowance for credit loss for the surplus notes related to the Reciprocal Exchange. See Note 9, "Variable Interest Entities" to the Condensed Consolidated Financial Statements for more information.

[2] Includes losses from intent-to-sell securities and direct write-down securities of $1.7 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $1.4 million for the three and nine months ended September 30, 2025, respectively.

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade corporate, municipal and agency bonds. At September 30, 2026, approximately 93.2% of the Company’s fixed maturity investment portfolio was rated investment-grade, which the Company defines as a security issued by a high quality obligor with at least a relatively stable credit profile and where it is highly likely that all contractual payments of principal and interest will timely occur and carry a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. Securities with a rating of 1 or 2 from the NAIC typically are rated by one or more Nationally Recognized Statistical Rating Organizations and either have a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); or a rating of AAA, AA, A or BBB from Fitch Ratings.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2026 and December 31, 2025:

(Dollars in Millions)		Sep 30, 2026			Dec 31, 2025
NAIC Rating	Rating	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
1	AAA, AA, A	$5,265.2	$4,397.3	69.5%	$5,319.9	$4,750.5	70.5%
2	BBB	1,734.2	1,495.2	23.7	1,710.2	1,574.4	23.3
3-4	BB, B	378.0	364.8	5.8	390.6	375.1	5.6
5-6	CCC or Lower	85.3	62.5	1.0	55.0	43.3	0.6
Total Investments in Fixed Maturities		$7,462.7	$6,319.8	100.0%	$7,475.7	$6,743.3	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $16.4 million and $13.6 million at September 30, 2026 and December 31, 2025, respectively.

Investment Quality and Concentrations (Continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2026 and December 31, 2025:

	Sep 30, 2026		Dec 31, 2025
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$636.5	7.7%	$622.4	7.2%
States and Political Subdivisions:
Revenue Bonds	1,010.7	12.2	1,128.5	13.0
States	58.3	0.7	68.7	0.8
Political Subdivisions	49.1	0.6	56.1	0.6
Foreign Governments	5.4	0.1	11.0	0.1
Total Investments in Governmental Fixed Maturities	$1,760.0	21.3%	$1,886.7	21.7%
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by range of amounts invested at September 30, 2026:

(Dollars in Millions)	Number of Issuers	Aggregate Fair Value
Below $5	740	$1,390.5
$5 -$10	197	1,427.4
$10 - $20	91	1,251.1
$20 - $30	14	326.0
Greater Than $30	5	164.8
Total	1,047	$4,559.8
The Company’s short-term investments primarily consist of money market funds, U.S. Treasury bills and short-term bonds. At September 30, 2026, the Company had $269.4 million invested in money market funds, which primarily invest in U.S. Treasury securities, and $74.4 million invested in U.S. Treasury bills and short-term bonds.

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in senior debt, mezzanine debt, and leveraged buyouts. Investments in limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, Other Equity Interests included in Equity Securities at Fair Value, or Other Investments, depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2026 and December 31, 2025 is presented below.

(Dollars in Millions)	Unfunded Commitment	Reported Value
Asset Class	Sep 30, 2026	Sep 30, 2026	Dec 31, 2025
Reported as Equity Method Limited Liability Investments:
Senior Debt	$56.7	$24.0	$21.1
Mezzanine Debt	36.1	114.9	115.5
Leveraged Buyout	11.9	6.9	6.5
Real Estate	—	26.0	24.1
Other	1.8	10.9	8.8
Total Equity Method Limited Liability Investments	106.5	182.7	176.0

Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	85.0	118.0	115.8
Leveraged Buyout	33.8	52.5	40.5
Distressed Debt	17.7	9.4	10.8
Senior Debt	7.1	22.5	25.5
Growth Equity	5.0	11.9	10.7
Other	4.0	13.4	7.0
Total Reported as Other Equity Interests at Fair Value	152.6	227.7	210.3

Reported as Other Investments:
Other Equity Investments	—	3.7	5.9

Total Investments in Limited Liability Companies and Limited Partnerships	$259.1	$414.1	$392.2
The Company expects that it will be required to fund its commitments over the next several years. The Company expects that the proceeds from distributions from these investments will be the primary source of funding of such commitments.

Insurance, Interest, and Other Expenses
Expenses for the three and nine months ended September 30, 2026 and 2025 were:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Insurance and Other Expenses:
Insurance Expenses:
Policy Acquisition Costs	$150.3	$173.8	$459.8	$515.2
Business Unit Operating Costs	60.2	94.2	188.0	240.7
Corporate Overhead Costs	43.0	43.7	132.8	135.0
Insurance Expenses	253.5	311.7	780.6	890.9
Other Expenses:
Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs	8.4	22.9	25.3	33.0
Other Corporate Costs	3.0	4.5	8.4	9.7
Other Expenses	11.4	27.4	33.7	42.7
Insurance and Other Expenses	264.9	339.1	814.3	933.6
Interest Expense	9.0	9.1	27.2	29.5
Goodwill Impairment	—	—	460.0	—
Total Insurance, Interest, and Other Expenses	$273.9	$348.2	$1,301.5	$963.1
Insurance and Other Expenses
Insurance and Other Expenses decreased by $74.2 million and $119.3 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by lower Policy Acquisition Costs, Business Unit Operating Costs and Other Expenses.
Policy Acquisition Costs decreased by $23.5 million and $55.4 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by reduced business volumes in the Specialty Property & Casualty Insurance segment.
Business Unit Operating Costs decreased by $34.0 million and $52.7 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower expenses in the Specialty Property & Casualty Insurance Segment resulting from reduced business volumes and lower expenses in Non-Core Operations due to $21.7 million of impairment losses recognized on Internal-Use Software assets in the prior year periods.
Other Expenses decreased by $16.0 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs. These costs for the three months ended September 30, 2026 included $9.8 million of restructuring charges to achieve operational and organizational efficiencies. The Company continues to evaluate additional efficiency opportunities through 2027. These costs for the three months ended September 30, 2025 included $18.5 million of restructuring charges to achieve operational and organizational efficiencies.
Other Expenses decreased by $9.0 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower Acquisition and Disposition Related Transaction, Integration, Restructuring and Other Costs. These costs for the nine months ended September 30, 2026 included $29.6 million of restructuring charges to achieve operational and organizational efficiencies and $4.9 million of integration expenses due to continued investments in information technology, partially offset by a pre-tax gain of $8.6 million related to the sale of Newins. These costs for the nine months ended September 30, 2025 included $18.5 million of restructuring charges to achieve operational and organizational efficiencies and $14.5 million of integration expenses due to continued investments in information technology.
Interest Expense
Interest Expense decreased by $2.3 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the redemption of $450 million of 4.350% senior notes in the first quarter of 2025.

Insurance, Interest, and Other Expenses (Continued)
Goodwill Impairment
Goodwill Impairment increased by $460.0 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to the impairment of goodwill related to the Specialty & Property Casualty Insurance segment in the second quarter of 2026. See Note 3, "Goodwill" to the Condensed Consolidated Financial Statements for more information.
Income Taxes
The federal corporate statutory income tax rate was 21% for the nine months ended September 30, 2026 and September 30, 2025. The Company’s effective income tax rate, which was 16.1% and 27.3% for the three months ended September 30, 2026 and 2025, respectively, and (1.3)% and 18.3% for the nine months ended September 30, 2026 and 2025, respectively, differs from the federal corporate income tax rate due primarily to (1) nondeductible goodwill impairment, (2) tax-exempt investment income, (3) nontaxable income associated with the change in cash surrender value on Company-Owned Life Insurance, (4) general business tax credits, (5) a permanent difference between the amount of long-term equity-based compensation expense recognized under GAAP and the amount deductible for Federal tax purposes, (6) nondeductible executive compensation, (7) impact of deferred taxes in foreign jurisdictions, and (8) a change in valuation allowance related to foreign deferred tax assets.
The Company reported nondeductible goodwill expense of $467.2 million for the nine months ended September 30, 2026. The Company reported no nondeductible goodwill expense for the same period in 2025.
Tax-exempt investment income and dividends received deductions were $3.7 million for the three months ended September 30, 2026, compared to $3.6 million for the same period in 2025. Tax-exempt investment income and dividends received deductions were $10.8 million for the nine months ended September 30, 2026, compared to $11.3 million for the same period in 2025.
The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $13.6 million for the three months ended September 30, 2026, compared to $10.8 million for the same period in 2025. The nontaxable increase in cash surrender value on Company-Owned Life Insurance was $37.1 million for the nine months ended September 30, 2026, compared to $31.5 million for the same period in 2025.
The Company realized investment tax credits and other federal income tax credits of $0.8 million for the three months ended September 30, 2026, compared to realized investment tax credits and other federal income tax credits of $0.3 million for the same period in 2025. The Company realized investment tax credits and other federal income tax credits of $1.3 million for the nine months ended September 30, 2026, compared to realized investment tax credits and other federal income tax credits of $0.9 million for the same period in 2025.
The amount of expense recognized for long-term equity-based compensation expense was the same as the amount that would be deductible under the IRC for the three months ended September 30, 2026, compared to $0.1 million lower for the same period in 2025. The amount of expense recognized for long-term equity-based compensation expense was $6.7 million higher than the amount that would be deductible under the IRC for the nine months ended September 30, 2026, compared to $2.3 million lower for the same period in 2025.
The amount of nondeductible executive compensation was $0.7 million for the three months ended September 30, 2026, compared to $12.7 million for the same period in 2025. The amount of nondeductible executive compensation was $7.4 million for the nine months ended September 30, 2026, compared to $23.2 million for the same period in 2025.
Tax benefit of $40.4 million was recorded for the three months ended September 30, 2026, compared to a tax benefit of $9.9 million for the same period in 2025, related to income taxes imposed in the foreign jurisdiction in which the Company operates. Tax benefit of $40.2 million was recorded for the nine months ended September 30, 2026, compared to a tax benefit of $5.5 million for the same period in 2025, related to income taxes imposed in the foreign jurisdiction in which the Company operates.
The Company recorded an increase in valuation allowance of $27.5 million for the three months ended September 30, 2026, compared to a decrease of $10.0 million for the same period in 2025, for those foreign deferred tax assets it determined were not more-likely-than-not to be realized. The Company recorded an increase in valuation allowance of $29.1 million for the nine months ended September 30, 2026, compared to a decrease of $5.6 million for the same period in 2025, for those foreign deferred tax assets it determined were not more-likely-than-not to be realized.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements with effective dates prior to October 1, 2026.
There were no adoptions of such accounting pronouncements during the nine months ended September 30, 2026 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Amended and Extended Credit Agreement
On March 15, 2022, the Company entered into an amended and extended credit agreement. The amended and extended credit agreement increased the borrowing capacity of the existing unsecured credit agreement to $600.0 million and extended the maturity date to March 15, 2027. Furthermore, the amended and extended credit agreement provided for an accordion feature whereby the Company could increase the revolving credit borrowing capacity by an additional $200.0 million for a total of maximum capacity of $800.0 million. On May 4, 2026, the Company reduced the borrowing capacity under the credit agreement from $600.0 million to $350.0 million in accordance with terms of the agreement. The accordion feature remained unchanged and permits the Company to increase total borrowing capacity up to $550.0 million. Financial covenants within the agreement may limit the Company from accessing the maximum capacity. The amount available as of September 30, 2026 was $350.0 million, the maximum capacity. There were no outstanding borrowings under the credit agreement at either September 30, 2026 or December 31, 2025.
On August 3, 2026, the Company entered into an amendment to the credit agreement. The Amendment, among other things, (i) replaced the consolidated net worth financial covenant contained in the agreement with a consolidated tangible net worth financial covenant, effective as of June 29, 2026, and (ii) added a quarterly-tested financial covenant requiring each of Trinity and United Insurance to maintain a minimum risk-based capital ratio.
Long-term Debt
The Company designates debt obligations as either short-term or long-term based on maturity date at issuance. Total amortized cost of Long-term Debt, Non-Current outstanding on September 30, 2026 and December 31, 2025 was:

(Dollars in Millions)	Sep 30, 2026	Dec 31, 2025
Non-Current:
2.400% Senior Notes due September 30, 2030	$398.2	$397.9
3.800% Senior Notes due February 23, 2032	397.3	396.9
5.875% Fixed-Rate Reset Junior Subordinated Debentures due 2062	149.5	148.7
Total Long-term Debt Outstanding	$945.0	$943.5
See Note 16, "Debt" to the Condensed Consolidated Financial Statements for more information regarding the Company’s long-term debt.
Federal Home Loan Bank Agreements
Kemper’s subsidiaries, United Insurance, Trinity, and AAC are members of the Federal Home Loan Banks (“FHLBs”) of Chicago, Dallas and Chicago, respectively. AAC became a member of the FHLB of Chicago in May 2022. United Insurance and Trinity became members of the FHLBs of Chicago and Dallas, respectively, in 2013. Under their memberships, United Insurance, Trinity and AAC may borrow through the advance program of their respective FHLB. The Company’s investments in FHLB common stock are reported at cost and included in Other Investments. The carrying value of FHLB of Chicago common stock was $14.7 million and $17.7 million at September 30, 2026 and December 31, 2025, respectively. The carrying value of FHLB of Dallas common stock was $2.2 million and $2.1 million at September 30, 2026 and December 31, 2025, respectively. The Company periodically uses short-term FHLB borrowings for a combination of cash management and risk management purposes, in addition to long-term FHLB borrowings for spread lending purposes.
During the first nine months of 2026, United Insurance received no advances from the FHLB of Chicago and made repayments of $91.4 million. United Insurance had outstanding advances from the FHLB of Chicago totaling $422.4 million at September 30, 2026. These advances were made in connection with the Company’s spread lending program. The proceeds related to these advances were used to purchase fixed maturity securities to earn incremental net investment income.

Liquidity and Capital Resources (Continued)
For these advances, United Insurance held pledged securities in a custodial account with the FHLB of Chicago with a fair value of $506.0 million at September 30, 2026. The fair value of the collateral pledged must be maintained at certain specified levels above the borrowed amount, which can vary depending on the assets pledged. If the fair value of the collateral declines below these specified levels of the amount borrowed, United Insurance would be required to pledge additional collateral or repay outstanding borrowings. See Note 15, "Policyholder Obligations" to the Condensed Consolidated Financial Statements for additional information about the United Insurance advances and related funding agreements.
Common Stock Repurchases
On August 5, 2025, Kemper’s Board of Directors approved a new share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). As of September 30, 2026, the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million. The amount and timing of any future share repurchases under the 2025 Repurchase Program will depend on various factors, including market conditions, the Company’s financial condition, results of operations, available liquidity, particular circumstances and other considerations.
No shares were repurchased during the three and nine months ended September 30, 2026.
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
In addition to the ASR Agreement repurchases, Kemper repurchased and retired approximately 1,126,000 and 1,636,000 of its common stock in open market transactions under its share repurchase authorization during the three and nine months ended September 30, 2025, respectively. The repurchases during the three months ended September 30, 2025 were for an aggregate cost of $66.5 million and an average cost per share of $59.00 and the repurchases during the nine months ended September 30, 2025 were for an aggregate cost of $99.0 million and an average cost per share of $60.52.
Dividends to Shareholders
Kemper paid a quarterly dividend of $0.32 per common share in the third quarter of 2026 and 2025, respectively. Dividends and dividend equivalents paid were $56.5 million and $60.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Subsidiary Dividends
Various insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws applicable to the Company’s US based insurance subsidiaries generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s US based insurance subsidiaries paid $25.0 million of dividends to Kemper during the first nine months of 2026. As of the filing date, Kemper’s US based insurance subsidiaries capacity to pay dividends without prior regulatory approval is estimated to be $39.5 million.
Sources and Uses of Funds
Kemper and its direct non-insurance subsidiaries held cash and investments totaling $90.8 million at September 30, 2026, compared to $145.4 million at December 31, 2025.
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
Information about the Company’s cash flows for the nine months ended September 30, 2026 and 2025 is presented below.

(Dollars in Millions)	Sep 30, 2026	Sep 30, 2025
Net Cash Provided by Operating Activities	$182.4	$409.5
Net Cash (Used in) Provided by Investing Activities	(77.7)	413.4
Net Cash Used in Financing Activities	(150.2)	(780.9)
Cash available for investment activities is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain.
Net Cash Provided by Operating Activities
Net cash provided by Operating Activities was $182.4 million for the nine months ended September 30, 2026, compared to $409.5 million for the same period in 2025. The decrease in net cash provided by Operating Activities was primarily driven by lower personal automobile volumes in the Specialty Property & Casualty business.
Net Cash (Used in) Provided by Investing Activities
Net cash used in Investing Activities for the nine months ended September 30, 2026 was $77.7 million, compared to net cash provided of $413.4 million for the same period in 2025. The decrease in net cash provided by Investing Activities was primarily due to proceeds from sales of short term investments in the first quarter of 2025 that were largely used to fund the redemption of the $450.0 million 4.350% Senior Notes due February 15, 2025 (the “2025 Senior Notes”).
Net Cash Used in Financing Activities
Net cash used in Financing Activities was $150.2 million for the nine months ended September 30, 2026, compared to $780.9 million for the same period in 2025. This decrease in net cash used in Financing Activities was primarily due to the redemption of the 2025 Senior Notes in the first quarter of 2025 and absence of common stock repurchases in 2026, partially offset by higher net repayments under United Insurance's FHLB of Chicago spread lending program.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
On August 5, 2025, Kemper’s Board of Directors approved a share repurchase authorization, under which the Company can repurchase up to $500.0 million of its common stock (the “2025 Repurchase Program”). As of September 30, 2026, the remaining share repurchase authorization under the 2025 Repurchase Program was $304.2 million.
Shares repurchased and retired during the three months ended September 30, 2026 were as follows:

			Total Number of Shares	Maximum Dollar Value of Shares
			Purchased as Part	that May Yet Be Purchased
	Total Number of	Average Price	of Publicly Announced	Under the Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs	(Dollars in Millions)
July 2026	—	$—	—	$304.2
August 2026	—	$—	—	$304.2
September 2026	—	$—	—	$304.2
Repurchases are made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Securities Trading Plans of Executive Officers and Directors
The Company’s Insider Trading Policy permits executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended September 30, 2026, none of the Company’s executive officers or directors adopted, modified or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of Separation and Release Agreement					X
18.1	Preferability Letter from Deloitte & Touche LLP Regarding Change in Accounting Principle					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.1	XBRL Instance Document					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	November 9, 2026	/s/ STEPHEN J. MCANENA
Stephen J. McAnena
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2026	/s/ BRADLEY T. CAMDEN
Bradley T. Camden
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2026	/s/ JAMES A. ALEXANDER
James A. Alexander
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)